Form 10-Q
period 1999-08-27
TIBCO SOFTWARE INC
filed 1999-10-12
CIK 1085280

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

For the quarterly period ended August 27, 1999

or

[_]TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

For the transition period from                    to

                       Commission File Number: 000-26579

                              TIBCO SOFTWARE INC.
             (exact name of registrant as specified in its charter)

              Delaware                                 77-0449727
   (State or other jurisdiction of          (IRS Employer Identification No.)
   incorporation or organization)


                               3165 Porter Drive
                              Palo Alto, CA 94304
                    (Address of principal executive offices)

                                 (650) 846-5000
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [_] Yes [X] No

The number of outstanding shares of the registrant's Common Stock, $0.001 par value, was 60,360,563 as of August 27, 1999.

                              TIBCO SOFTWARE INC.

                                     INDEX

                         PART I: FINANCIAL INFORMATION

   Item                                                                   Page
 --------- -------------------------------------------------------------  ----
 Item 1.   Condensed Consolidated Financial Statements..................    3

           Condensed Consolidated Balance Sheet--August 31, 1999 and
           November 30, 1998............................................    3

           Condensed Consolidated Statement of Operations--Three and
           Nine Months Ended August 31, 1999 and 1998...................    4

           Condensed Consolidated Statement of Cash Flows--Nine Months
           Ended August 31, 1999 and 1998...............................    5

           Notes to Condensed Consolidated Financial Statements.........    6

 Item 2.   Management's Discussion and Analysis of Financial Condition
           and Results of Operations....................................    9

 Item 3.   Quantitative and Qualitative Disclosure About Market Risk....   17

                           PART II: OTHER INFORMATION

 Item 1.   Legal Proceedings............................................   18

 Item 2.   Changes in Securities and Use of Proceeds....................   18

 Item 3.   Defaults Upon Senior Securities..............................   18

 Item 4.   Submission of Matters to a Vote of Security Holders..........   18

 Item 5.   Other Information............................................   19

 Item 6.   Exhibits and Reports on Form 8-K.............................   19

           Signatures...................................................   19

                         PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              TIBCO SOFTWARE INC.

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 (in thousands)

                                                           August   November 30,
                                                          31, 1999      1998
                                                          --------  ------------
                                                               (unaudited)
ASSETS
Current assets:
  Cash and cash equivalents.............................. $ 16,344    $    547
  Deposits held by Reuters...............................       --      15,423
  Short-term investments.................................  110,326          --
  Accounts receivable, net of allowances.................   23,426      13,234
  Due from related parties...............................    2,799       1,829
  Other current assets...................................    2,743       1,853
                                                          --------    --------
    Total current assets.................................  155,638      32,886
Property and equipment, net..............................    9,893       3,171
Other assets.............................................      797         232
                                                          --------    --------
                                                          $166,328    $ 36,289
                                                          ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable....................................... $  5,535    $  3,190
  Accrued liabilities....................................   14,157       7,834
  Deferred revenue.......................................    5,972       3,561
                                                          --------    --------
    Total current liabilities............................   25,664      14,585
                                                          --------    --------

Stockholders' equity:
  Convertible Preferred Stock............................       --          27
  Common Stock...........................................       60          22
  Additional paid in capital.............................  181,053      46,499
  Unearned compensation..................................   (9,881)     (7,230)
  Accumulated other comprehensive loss...................      (66)         --
  Accumulated deficit....................................  (30,502)    (17,614)
                                                          --------    --------
    Total stockholders' equity...........................  140,664      21,704
                                                          --------    --------
                                                          $166,328    $ 36,289
                                                          ========    ========


   See accompanying notes to the condensed consolidated financial statements.

                              TIBCO SOFTWARE INC.

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                     (in thousands, except per share data)

                                           Three Months
                                               Ended        Nine Months Ended
                                            August 31,         August 31,
                                          ----------------  ------------------
                                           1999     1998      1999      1998
                                          -------  -------  --------  --------
                                                     (unaudited)
License revenue:
  Non-related parties.................... $ 8,239  $ 2,853  $ 22,906  $  8,995
  Related parties........................   4,917      493    12,308     2,205
                                          -------  -------  --------  --------
    Total license revenue................  13,156    3,346    35,214    11,200
                                          -------  -------  --------  --------

Service and maintenance revenue:
  Non-related parties....................  10,238    6,900    25,567    21,834
  Related parties........................     642      626     2,326     2,692
                                          -------  -------  --------  --------
    Total service and maintenance
     revenue.............................  10,880    7,526    27,893    24,526
                                          -------  -------  --------  --------
    Total revenue........................  24,036   10,872    63,107    35,726

Cost of revenue..........................   9,738    6,537    25,978    19,719
                                          -------  -------  --------  --------
Gross profit.............................  14,298    4,335    37,129    16,007
                                          -------  -------  --------  --------

Operating expenses:
  Research and development...............   7,032    4,050    18,943    10,107
  Sales and marketing....................   8,093    3,994    21,022    10,416
  General and administrative.............   1,756      958     5,291     2,592
  Stock compensation.....................   2,021    1,465     5,429     3,535
                                          -------  -------  --------  --------
    Total operating expenses.............  18,902   10,467    50,685    26,650
                                          -------  -------  --------  --------

Loss from operations.....................  (4,604)  (6,132)  (13,556)  (10,643)
Other income, net........................     675      315       668       885
                                          -------  -------  --------  --------
Net loss................................. $(3,929) $(5,817) $(12,888) $ (9,758)
                                          =======  =======  ========  ========

Net loss per share:
  Basic and diluted...................... $ (0.10) $ (0.29) $  (0.49) $  (0.50)
                                          =======  =======  ========  ========
  Weighted average shares................  37,857   20,129    26,511    19,653
                                          =======  =======  ========  ========



   See accompanying notes to the condensed consolidated financial statements.

                              TIBCO SOFTWARE INC.

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)

                                                          Nine Months Ended
                                                              August 31,
                                                          -------------------
                                                            1999       1998
                                                          ---------  --------
                                                             (unaudited)
Cash flows from operating activities:
Net loss................................................. $ (12,888) $ (9,758)
Adjustments to reconcile net loss to net cash used for
 operating activities:
  Depreciation and amortization..........................     1,343       720
  Amortization of unearned compensation..................     5,429     3,535
  Changes in assets and liabilities:
    Accounts receivable..................................   (10,192)   (1,510)
    Due from related parties.............................      (970)    2,380
    Other assets.........................................    (1,463)      254
    Accounts payable.....................................     2,345      (461)
    Accrued liabilities..................................     6,323       (50)
    Deferred revenue.....................................     2,411      (551)
                                                          ---------  --------
      Net cash used for operating activities.............    (7,662)   (5,441)
                                                          ---------  --------
Cash flows from investing activities:
  Deposits held by Reuters...............................    15,423   (10,911)
  Purchases of investments...............................  (110,384)       --
  Purchases of property and equipment....................    (8,065)   (1,640)
                                                          ---------  --------
      Net cash used for investing activities.............  (103,026)  (12,551)
                                                          ---------  --------
Cash flows from financing activities--
  Proceeds from issuance of capital stock................   126,485    12,367
                                                          ---------  --------
Net change in cash and cash equivalents..................    15,797    (5,625)
Cash and cash equivalents at beginning of period.........       547     8,059
                                                          ---------  --------
Cash and cash equivalents at end of period............... $  16,344  $  2,434
                                                          =========  ========



   See accompanying notes to the condensed consolidated financial statements.

                              TIBCO SOFTWARE INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

1. Basis of Presentation

   The accompanying unaudited financial statements have been prepared by TIBCO Software Inc. (the "Company") in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, the accompanying unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company, and its results of operations and cash flows. These financial statements should be read in conjunction with the audited financial statements and notes thereto for the fiscal year ended November 30, 1998, the eleven months ended November 30, 1997 and the year ended December 31, 1996, included in the Company's Registration Statement on Form S-1.

   The Company's fiscal year ends on November 30th and its quarters end on the last Friday of February, May and August. For ease of readership throughout this report, the Company has indicated its interim fiscal periods as having ended on the last day of the month in which such period actually ended.

   The results of operations for the three months and nine months ended August 31, 1999 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending November 30, 1999.

   In June 1999, the Company's Board of Directors approved a one for two reverse stock split of the Company's outstanding shares which became effective on July 13, 1999. All share and per share information included in these financial statements have been retroactively adjusted to reflect this reverse stock split.

   The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

2.  Initial Public Offering

   On July 13, 1999, the Company completed an initial public offering, which consisted of approximately 9,162,000 shares of Common Stock (including 1,095,000 shares purchased by the underwriters over-allotment option, 500,000 sold directly to Sun Microsystems, and 266,667 shares sold directly to Yahoo! Inc.) at $15.00 per share. Net proceeds aggregated approximately $123.6 million.

   Upon closing of the initial public offering, all of the Company's Convertible Preferred Stock converted to Common Stock. After the offering, the Company's authorized capital consisted of 300,000,000 shares of Common Stock, of which 60,360,563 shares were outstanding at August 31, 1999 and 25,000,000 shares of Preferred Stock, none of which were outstanding at August 31, 1999.

3. Cash, Cash Equivalents and Investments

   The Company considers all highly liquid investment securities with original maturities of three months or less to be cash equivalents. Short-term investments consist primarily of highly liquid debt securities.

   Management determines the appropriate classification of marketable securities at the time of purchase and evaluates such designation as of each balance sheet date. To date, all marketable securities have been classified as available-for-sale and are carried at fair value with unrealized gains and losses, if any, included in stockholders' equity. Unrealized gains and losses were not material for all periods presented. Realized gains and losses and declines in value of securities judged to be other than temporary are included in interest income. Interest and dividends on all securities are included in interest income.

4. Comprehensive Net Loss

   Comprehensive loss is comprised of net loss, foreign currency translation gains or losses and unrealized gains or losses on available-for-sale marketable securities. The Company's unrealized gains and losses on available for sale marketable securities and foreign currency translation gains or losses have been insignificant for all periods presented.

5. Revenue Recognition

   License revenue consists principally of revenue earned under software license agreements and is generally recognized when the software has been shipped, there are no significant obligations remaining, and collection is probable. When contracts contain multiple elements wherein vendor specific objective evidence exists for all undelivered elements, the Company accounts for the delivered elements in accordance with the "residual method" prescribed by Statement of Position ("SOP") 98-9. Any maintenance included in these arrangements is recognized ratably over the term of the arrangement. Revenue from subscription license agreements, which include software, rights to future software and maintenance, is deferred and recognized ratably over the term of the subscription period. Software royalties and product fees earned through our distribution and reseller partners are generally recognized when the partner sells through to its customer.

   Service revenue consists primarily of revenue received for performing product development, implementation of system solutions, on-site support, consulting and training. Service revenue is generally recognized as the services are performed or on the percentage-of-completion method of accounting, depending on the nature of the project. Under the percentage-of-completion method, revenue recognized is that portion of the total contract price equal to the ratio of costs expended to date to the anticipated final total costs, based on current estimates of the costs to complete the project. To the extent that these arrangements include license fees, such fees are recorded as license revenue based on the percentage-of-completion ratio. If the total estimated costs to complete a project exceed the total contract amount, indicating a loss, the entire anticipated loss would be recognized currently.

   Maintenance revenue consists of fees for providing software updates and technical support for software products (post-contract support or "PCS"). Maintenance revenue is recognized ratably over the term of the agreement.

   Payments received in advance of services performed are recorded as deferred revenue. Allowances for estimated future returns and discounts are provided for upon recognition of revenue.

6. Net Loss per Share

   Basic net loss per share is computed using the weighted average number of shares of Common Stock. Diluted net loss per share is computed using the weighted average number of shares of Common Stock and common equivalent shares outstanding during the period if their effect is dilutive. Common equivalent shares consist of Common Stock subject to repurchase and incremental shares of Common Stock issuable upon the exercise of stock options (using the treasury stock method) and upon the conversion of Convertible Preferred Stock.

   The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except per share amounts):

                                           Three Months
                                               Ended          Nine Months
                                            August 31,      Ended August 31,
                                          ----------------  -----------------
                                           1999     1998      1999     1998
                                          -------  -------  --------  -------
                                                    (unaudited)
Net loss................................. $(3,929) $(5,817) $(12,888) $(9,758)
                                          =======  =======  ========  =======
Basic and diluted:
  Weighted average shares outstanding....  39,928   21,980    28,565   21,313
  Weighted average shares subject to
   repurchase............................  (2,071)  (1,851)   (2,054)  (1,660)
                                          -------  -------  --------  -------
Weighted average shares used to compute
 basic and diluted net loss per share....  37,857   20,129    26,511   19,653
                                          =======  =======  ========  =======
Net loss per share--basic and diluted.... $ (0.10) $ (0.29) $  (0.49) $ (0.50)
                                          =======  =======  ========  =======

   The following table sets forth potential common equivalent shares that are not included in the diluted net loss per share calculation above because to do so would be anti-dilutive for the periods indicated (in thousands):

                                                   Three Months   Nine Months
                                                       Ended         Ended
                                                    August 31,    August 31,
                                                   ------------- -------------
                                                    1999   1998   1999   1998
                                                   ------ ------ ------ ------
                                                           (unaudited)
Weighted average effect of potential common
 equivalent shares:
  Series A Preferred Stock........................ 11,429 20,000 17,143 20,000
  Series B Preferred Stock........................  2,494  4,365  3,741  4,365
  Series C Preferred Stock........................  1,635  2,861  2,453  2,526
  Common Stock subject to repurchase..............  2,071  1,851  2,054  1,660
  Stock options...................................  8,855  5,359  7,831  3,767
                                                   ------ ------ ------ ------
                                                   26,484 34,436 33,222 32,318
                                                   ====== ====== ====== ======

7. Related Party Transactions

   The Company has transactions with Cisco Systems, Inc., a principal stockholder of the Company, and with Reuters Group PLC, including its wholly-owned subsidiaries (collectively, "Reuters"), a majority stockholder of the Company. In addition to the related party information disclosed in the financial statements, the Company purchased $4.9 million in fixed assets, incurred $0.5 million for administrative services and incurred $0.4 million for fixed asset and building rental from Reuters during the third quarter of fiscal 1999.

8. Subsequent Event

   In September 1999, the Company agreed to acquire InConcert, Inc., a subsidiary of Xerox Corporation and a developer of business integration solutions for telecommunication companies, in a $34 million cash transaction. Completion of the acquisition is subject to customary regulatory review. The Company expects to close the transaction during the fourth quarter of fiscal 1999 and to account for the acquisition using the purchase method of accounting.

   The Company will evaluate the allocation of the purchase price to the net assets acquired, which may include in-process technology that will be written-off in the period acquired and goodwill and other intangibles that will be amortized over their period of benefit. The allocation of the Company's aggregate purchase price to the tangible and identifiable intangible net assets acquired will be based on independent appraisals and estimates of fair values.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates" and similar expressions identify such forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements. Factors which could cause actual results to differ materially include those set forth in the following discussion, and, in particular, the risks discussed below under the subheading "Additional Risk Factors that Could Affect Operating Results and Market Price of Stock." Unless required by law, the Company undertakes no obligation to update publicly any forward-looking statements.

Overview

   TIBCO Software Inc. ("TIBCO Software" or the "Company") develops and markets a suite of software products that enables businesses to link internal operations, business partners and customer channels in real-time. Our TIB/ActiveEnterprise product suite facilitates the distribution of information and integration of business processes by connecting applications to a network through a technology called The Information Bus or the TIB. We are the successor to a portion of the business of Teknekron Software Systems, Inc. ("Teknekron"). Teknekron developed software for the integration and delivery of market data, such as stock quotes, news and other financial information, in trading rooms of large banks and financial services institutions. In 1992, Teknekron expanded its development efforts to include solutions designed to enable complex and disparate manufacturing equipment and software applications--primarily in the semiconductor fabrication market--to communicate within the factory environment. Teknekron was acquired by Reuters, the global news and information group, in 1994. Following the acquisition, continued development of the TIB technology was undertaken to expand its use in the financial services markets. In January 1997, our company, TIBCO Software, was established as an entity separate from Teknekron.

   We were formed to create and market software solutions for use in the integration of business information, processes and applications in diverse markets and industries outside the financial services sector.

   During fiscal 1998, we expanded our product development activities and continued to invest in creating a product marketing organization, engaging in advertising programs to build our corporate brand identity, building our domestic and international direct sales force and creating a general and administrative infrastructure. During the second half of fiscal 1998, we began initial shipments of our TIB/ActiveEnterprise products, to companies such as PageNet, Philips Medical, Compaq and 3Com. We also formally introduced our TIBCO.net product and service offering for creating and managing e-business activities, and generated revenue from Yahoo! and Netscape for enabling their stock quotation services. We intend to continue to fund the development of additional TIB/ActiveEnterprise products and to increase our sales and marketing activities at least through the end of fiscal 2000.

   Our revenue today consists primarily of license and product fees from our customers and distributors, including Reuters pursuant to our license agreement with them, both of which are primarily attributable to sales of our TIB/ActiveEnterprise product suite. In addition, we receive fees from our customers for providing project integration services. We also receive revenue from our TIBCO.net customers. Revenue from these customers is a combination of fixed service charges, a percentage of the advertising fees generated from their TIBCO.net-enabled web pages and a charge for each user visit to these web pages. We also receive a limited amount of revenues from our strategic relationships with hardware vendors and systems integrators.

   We recognize revenue from software license fees upon shipment of our software products to our customers as long as we have no significant obligations remaining and we believe that collection of the resulting receivable is probable. When contracts contain multiple elements wherein vendor specific objective evidence exists for all undelivered elements, the Company accounts for the delivered elements in accordance with the "residual method" prescribed by Statement of Position ("SOP") 98-9. Any maintenance included in these arrangements is recognized ratably over the term of the arrangement. Revenue from subscription license agreements, which include software, rights to future software and maintenance, is deferred and recognized ratably over the term of the subscription period. Software royalties and product fees earned through our distribution and reseller partners are generally recognized when the partner sells the software through to its customer.

   Service revenue is generally recognized as the services are performed or on the percentage-of-completion method. Revenue recognized is that portion of the total contract price equal to the ratio of costs expended to date to the anticipated final total costs, based on current estimates of the costs to complete the project. To the extent that these arrangements include license fees, such fees are recorded as license revenue based on the percentage-of-completion ratio. If the total estimated costs to complete a project exceed the total contract amount, indicating a loss, the entire anticipated loss would be recognized currently.

   Maintenance revenue consists of fees for providing software updates and technical support for software products (post-contract support or "PCS"). Maintenance revenue is recognized ratably over the term of the agreement.

   Payments received in advance of services performed are recorded as deferred revenue. Allowances for estimated future returns and discounts are provided for upon recognition of revenue.

   Our distributors generally pay us negotiated royalties on their sales of our products. Reuters distributes our products to customers in the financial services market segment. Through December 2001, Reuters must pay us product fees based on a percentage of the revenue it derives from the sale of licenses and maintenance for our products. Under our license agreement with Reuters, this includes minimum guaranteed product fees of $16 million payable in calendar 1999, with $7.1 million payable in the remainder of calendar 1999, $18 million payable in calendar 2000 and $20 million payable in calendar 2001. We will recognize revenue in the amount of these guaranteed product fees ratably over the contractual period. In any period where actual product fees exceed the minimum guaranteed product fees for the year, the difference between the actual product fees and minimum guaranteed product fees will be recognized as revenue.

Results of Operations

   The following table sets forth our results of operations expressed as percentages of revenue:

                                           Three Months        Nine Months
                                               Ended              Ended
                                            August 31,         August 31,
                                           ----------------    --------------
                                            1999      1998     1999     1998
                                           ------    ------    -----    -----
Revenue:
  License.................................     55 %      31 %     56 %     31 %
  Service and maintenance.................     45        69       44       69
                                           ------    ------    -----    -----
    Total revenue.........................    100       100      100      100
Cost of revenue...........................     41        60       41       55
                                           ------    ------    -----    -----
Gross profit..............................     59        40       59       45
                                           ------    ------    -----    -----
Operating expenses:
  Research and development................     29        37       30       28
  Sales and marketing.....................     34        37       33       29
  General and administrative..............      7         9        8        7
  Stock and other compensation............      8        14        9       11
                                           ------    ------    -----    -----
    Total operating expenses..............     78        97       80       75
                                           ------    ------    -----    -----
Loss from operations......................    (19)      (57)     (21)     (30)
Other income, net.........................      3         3        1        3
                                           ------    ------    -----    -----
Net loss..................................    (16)%     (54)%    (20)%    (27)%
                                           ======    ======    =====    =====

   Total Revenue. Total revenue increased by $13.1 million, or 121%, from $10.9 million in the third quarter of fiscal 1998 to $24.0 million in the third quarter of fiscal 1999. In the third quarter of fiscal 1998, Cedel Global Services accounted for 21% of total revenue. In the third quarter of fiscal 1998, revenue from Reuters accounted for 10% of our total revenue, while in the corresponding period of fiscal 1999, revenue from Reuters accounted for 24% of our total revenue. Total revenue increased by $27.4 million, or 77%, from $35.7 million in the first nine months of fiscal 1998 to $63.1 million in the first nine months of fiscal 1999. In the first nine months of fiscal 1998, NEC Electronics and Cedel Global Services accounted for 10% and 18% of total revenue, while in the corresponding period of 1999 Cedel Global Services accounted for 10% of total revenue. In the first nine months of fiscal 1998, revenue from Reuters accounted for 14% of our total revenue, while in the corresponding period of fiscal 1999, revenue from Reuters accounted for 20% of our total revenue. In fiscal 1998, revenue from Reuters consisted primarily of maintenance and consulting fees for services we performed for Reuters, while in fiscal 1999, revenue from Reuters consisted primarily of product fees from Reuters, on its sales of our products. Beginning in April 1999, under our license agreement with Reuters, minimum guaranteed product fees from Reuters will be approximately $1.8 million per month for the remainder of calendar 1999.

   License Revenue. License revenue increased by $9.9 million, or 293%, from $3.3 million or 31% of total revenue in the third quarter of fiscal 1998 to $13.2 million or 55% of total revenue in the third quarter of fiscal 1999. License revenue increased by $24.0 million, or 214%, from $11.2 million or 31% of total revenue in the first nine months of fiscal 1998 to $35.2 million or 56% of total revenue in the first nine months of fiscal 1999. This increase was due primarily to increased sales of our TIB/ActiveEnterprise products, which were introduced during the second half of fiscal 1998. The growth in license revenue as a percentage of total revenue reflects our strategy of pursuing a license-driven business model. We believe that license revenue will continue to grow moderately as a percentage of total revenue for the remainder of fiscal 1999.

   Service and Maintenance. Total service and maintenance revenue increased $3.4 million or 45%, from $7.5 million or 69% of total revenue for the third quarter of fiscal 1998 to $10.9 million, or 45% of total revenue for the third quarter of fiscal 1999. Total service and maintenance revenue increased $3.4 million or 14%, from $24.5 million or 69% of total revenue for the first nine months of fiscal 1998 to $27.9 million, or 44% of total revenue in the first nine months of fiscal 1999.

   Cost of Revenue. Cost of revenue consists primarily of salaries and third-party contractor and associated expenses primarily related to providing project implementation services and, to a lesser extent, the cost of providing maintenance and customer support services. The majority of our cost of revenue is directly related to our service revenue. Cost of revenue increased by $3.2 million, or 49%, from $6.5 million or 60% of total revenue in the third quarter of fiscal 1998 to $9.7 million or 41% of total revenue in the third quarter of fiscal 1999. Cost of revenue increased by $6.3 million, or 32%, from $19.7 million or 55% of total revenue in the first nine months of fiscal 1998 to $26.0 million or 41% of total revenue in the first nine months of fiscal 1999, primarily as a result of using third-party contractors to support our contract with Cedel Global Services and hiring additional technical staff to support our growing installed base of customers. The decrease in cost of revenue as a percentage of total revenue was due primarily to the increase in license revenue as a percentage of total revenue.

   Research and Development Expenses. Research and development expenses consist primarily of personnel and related costs associated with the development of our TIB/ActiveEnterprise product suite. Research and development expenses increased by $3.0 million, or 74%, from $4.0 million or 37% of total revenue in the third quarter of fiscal 1998 to $7.0 million or 29% of total revenue in the third quarter of fiscal 1999. Research and development expenses increased by $8.8 million, or 87%, from $10.1 million or 28% of total revenue in the first nine months of fiscal 1998 to $18.9 million or 30% of total revenue in the first nine months of fiscal 1999. This increase was due primarily to increases in our development staff as we continued to expand the TIB/ActiveEnterprise product suite as well as upgrading the performance of existing products. We believe that continued investment in research and development is critical to attaining our strategic objectives and, as a result, expect that spending on research and development will continue to increase moderately in absolute dollars but remain relatively stable as a percentage of total revenue for the remainder of fiscal 1999.

   Sales and Marketing Expenses. Sales and marketing expenses consist primarily of personnel and related costs of our direct sales force and marketing staff and marketing programs, including advertising, trade shows, promotional materials and customer conferences. Sales and marketing expenses increased by $4.1 million, or 103%, from $4.0 million or 37% of total revenue for the third quarter of fiscal 1998 to $8.1 million or 34% of total revenue in the third quarter of fiscal 1999. Sales and marketing expenses increased by $10.6 million, or 102%, from $10.4 million or 29% of total revenue in the first nine months of fiscal 1998 to $21.0 million or 33% of total revenue in the first nine months of fiscal 1999. This increase resulted primarily from the expansion of our domestic and international direct sales force devoted to selling our expanding suite of TIB/ActiveEnterprise products initially released in the second half of fiscal 1998. We intend to continue to increase staff in our direct sales organization and develop product marketing and branding campaigns and, accordingly, expect that sales and marketing expenditures will continue to increase substantially in absolute dollars and will increase moderately as a percentage of total revenue over the remainder of fiscal 1999.

   General and Administrative Expenses. General and administrative expenses consist primarily of personnel and related costs for general corporate functions, including executive, finance, accounting, human resources and information systems. General and administrative expenses increased by $0.8 million, or 83%, from $1.0 million in the third quarter of fiscal 1998 to $1.8 million in the third quarter of fiscal 1999. General and administrative expenses increased by $2.7 million, or 104%, from $2.6 million in the first nine months of fiscal 1998 to $5.3 million in the first nine months of fiscal 1999, primarily as a result of increased staffing and associated operational costs related to building our general and administrative infrastructure. We believe that general and administrative expenses will increase moderately in absolute dollars and increase slightly as a percentage of total revenue for the remainder of fiscal 1999 as we expand our infrastructure to support a larger, more global organization and continue our transition to operating as a stand-alone entity.

   Stock and Other Compensation. In connection with the grant of stock options to employees and non-employee directors during fiscal 1997 and 1998 and the first nine months of fiscal 1999, we recorded unearned compensation of $23.5 million, representing the difference between the deemed fair value of our Common Stock at the date of grant and the exercise price of such options. Such an amount, net of amortization, is presented as a reduction of stockholders' equity and amortized over the vesting period of the applicable option. As a result, we expect to amortize $1.4 million, $4.1 million, $2.4 million, $1.3 million, $0.5 million and $0.2 million of deferred compensation in the fourth quarter of fiscal 1999, and in 2000, 2001, 2002, 2003 and 2004, respectively. Stock and other compensation increased from $3.5 million in the first nine months of fiscal 1998 to $5.4 million in the first nine months of fiscal 1999 due primarily to the grant of stock options to new employees. In addition, the compensation expense related to options granted to consultants is revalued at each period end using the Black-Scholes option pricing model. As a result, fluctuations in our stock price will result in fluctuations in the corresponding option valuation, thereby increasing or decreasing the compensation expense for the period.

   Other Income, Net. Other income, net includes interest and other miscellaneous income and expense items. Other income, net decreased from $885,000 in the first nine months of fiscal 1998 to $668,000 in the first nine months of fiscal 1999. This decrease was due primarily to a lower average investment balance, a loss on the disposal of fixed assets and a foreign currency translation loss related to our foreign sales offices.

Liquidity and Capital Resources

   Prior to our initial public offering, we funded our operations primarily through the sale of our capital stock. On July 13, 1999, we completed an initial public offering, which consisted of 9,161,667 shares of our common stock (including 1,095,000 shares purchased by the underwriters pursuant to their over-allotment option, 500,000 shares sold directly to Sun Microsystems, and 266,667 shares sold directly to Yahoo! Inc.) at $15.00 per share. Net proceeds aggregated approximately $123.6 million (net of underwriters' commission and offering expenses of $13.8 million).

   Net cash used for operating activities in the nine months ended August 31, 1998 was $5.4 million, resulting primarily from our net loss. Net cash used for operating activities in the nine months ended

August 31, 1999 was $7.7 million, primarily reflecting the net loss reported for the period as well as an increase in accounts receivable.

   Net cash used in investing activities in the nine months ended August 31, 1998 was $12.6 million. Net cash used in investing activities in this period was related primarily to the purchase of property and equipment, principally desktop and network hardware and software. Net cash used for investing activities for the nine months ended August 31, 1999 was $103 million, primarily related to the purchase of short-term investments and to a lesser extent purchase of property and equipment. The increase in purchases of property and equipment relates primarily to the purchase of $4.9 million of equipment and leasehold improvements from Reuters.

   Net cash provided by financing activities in the nine months ended August 31, 1998 and the nine months ended August 31, 1999 was $12.4 and $126.5 million, respectively. Cash provided by financing activities was the result of net proceeds from the sale of our capital stock.

   During the remainder of fiscal 1999, we anticipate capital expenditures of approximately $1.5 million. Our capital expenditures may increase in the future consistent with our anticipated growth in operations, infrastructure and personnel.

   We anticipate continued growth in our operating expenses for the foreseeable future, particularly in sales and marketing expenses and, to a lesser extent, research and development and general and administrative expenses. As a result, we expect our operating expenses and capital expenditures to constitute the primary use of our cash resources. In addition, we may require cash resources to fund acquisitions or investments in complementary businesses, technologies or product lines. We believe that the net proceeds from our initial public offering, together with our current cash and cash equivalents, will be sufficient to meet our anticipated cash requirements for working capital and capital expenditures through the end of fiscal 2000.

Year 2000 Readiness Disclosure

   Year 2000 Program. We established a Year 2000 program to address the issues arising from the change of millennium. Many computer systems, as well as equipment that uses embedded chips, store and process date information using only the last two digits of the year. From January 1, 2000, these systems may be unable to distinguish between 1900 and 2000. This is complicated by the fact that the year 2000 is also a leap year. If not overcome, these problems could cause system failures and disrupt the normal business operations of companies, including ours.

   We have addressed and are continuing to address the Year 2000 issue through the following means:

  . Awareness--making our customers, suppliers and employees aware of the problem.

  . Inventory--identifying and recording date sensitive information technology systems and non-information technology systems.

  . Development--assessment of date sensitivity and modification or replacement of date sensitive products.

  .  Testing--verification of our development efforts.

  .  Implementation--installation of tested products and systems.

  . Contingency Planning--creating and/or evaluating the needs for contingency plans to address potential worst-case scenarios.

   Our state of readiness and business risks. We have completed an assessment of both our information technology systems and our non-information technology systems. Based upon our examination, we believe that our non-information technology systems do not contain any elements that are susceptible to Year 2000 problems. However, we will modify or replace some portions of our internal information technology systems as

Year 2000-compliant versions of these systems are released by outside vendors (e.g. Microsoft releases of Windows NT). If, in the worst case scenario, such replacement is not made, or is not completed on a timely basis, our operations could be materially affected.

   As part of our Year 2000 program, we have assessed, remediated and certified all of the standard products we currently market. We are also working with our customers to ensure that they are aware of our Year 2000 program and have provided them with information on which current and past products are covered by our standard Year 2000 product warranty. Despite investigation and testing by us, there can be no assurances that software products we developed will not contain undetected errors or defects associated with Year 2000 date functions. If, in the worst case scenario, our products are affected by date-related issues, our customers may file claims against us or require us to repair any damage to their systems caused by our products. In addition, our revenues may be adversely affected, our maintenance, technical support and management costs could increase and our reputation could be damaged.

   Our operations also rely on third party suppliers of data, telecommunications, utilities and building services. We have completed contacting our critical suppliers about the nature and progress of their Year 2000 compliance to determine the extent to which their failure to remedy their own Year 2000 problems could materially affect us. Our critical information technology suppliers have generally provided assurances as to their Year 2000 readiness, but it has been difficult to obtain full assurances of Year 2000 compliance from telecommunications infrastructure and utility suppliers which generally do not provide such assurances. We intend to consider use of alternative telecommunications and utility suppliers if reasonable assurances are not provided. Any Year 2000-related failure of any of our critical suppliers could cause a significant disruption of our business.

   Costs. To date, we have spent approximately $200,000 on Year 2000 assessment, remediation and communication with customers, vendors and partners. This cost does not include product development expenses, which inherently include costs related to addressing date sensitivities in our products. Based on our experience to date and our internal assessment, we do not anticipate that additional costs associated with remedying our internal systems will be material.

   Contingency plans. We already have in place as part of our day-to-day operations plans that can be executed in the event of certain service failures. These operational plans will form the basis of any Year 2000 contingency plan.

Additional Risk Factors That Could Affect Operating Results and Market Price of Stock

Because we have a limited operating history as an independent entity, it may be difficult for prospective investors to evaluate our business and prospects

   When making an investment decision, you should consider the risks, expenses and difficulties that we may encounter as a newly-independent company implementing a new business strategy. We have operated as a stand-alone company only since January 1997. Prior to January 1997, our business was conducted by a subsidiary of Reuters that focused on providing market data, custom messaging and integration solutions to companies in the financial services, high-tech manufacturing and energy markets. At the time we were formed as a separate entity, we implemented an expanded business strategy focused on deriving license revenue from direct licensing of our TIB/ActiveEnterprise product suite to a diverse group of customers outside the financial services market. We began shipments of TIB/ActiveEnterprise products in the second half of fiscal 1998. These changes have required us to adjust our business processes and hire additional employees. We cannot be certain that our new business strategy will be successful or that we can successfully operate as an independent entity.

We have a history of losses, and we expect future losses, and if we do not achieve and sustain profitability our business will suffer and our stock price may decline

   Although our revenue has increased in recent quarters, we may not be able to sustain our growth or obtain sufficient revenue to achieve and sustain profitability. We incurred net losses of approximately $9.8 million and

$12.9 million in the first nine months of fiscal 1998 and 1999. As of August 27, 1999, we had an accumulated deficit of approximately $30.5 million.

   Since the beginning of fiscal 1998, we have invested significantly in our technology research and development and in building our sales and marketing organization. We expect to continue to spend substantial financial and other resources on developing and introducing enhancements to our existing products and new software products and on expanding our direct sales and marketing activities. As a result, we need to generate significant revenue to achieve and maintain profitability. We expect that our research and development expenses and our sales and marketing expenses will continue to increase in absolute dollars and may increase as percentages of revenue for the foreseeable future.

Our future revenue is unpredictable, and we expect our quarterly operating results to fluctuate, which may cause our stock price to decline

   Period-to-period comparisons of our operating results may not be a good indication of our future performance. Moreover, our operating results in some quarters may not meet the expectations of stock market analysts and investors. In that event, our stock price would likely decline. As a result of our limited operating history, our new business strategy and the evolving nature of the markets in which we compete, we may have difficulty accurately forecasting our revenue in any given period. In addition to the factors discussed elsewhere in this section, a number of factors may cause our revenue to fall short of our expectations or cause fluctuations in our operating results, including:

  . the announcement or introduction of new or enhanced products or services by our competitors;

  . the amount and timing of operating costs and capital expenditures relating to the expansion of our operations; and

  .  the capital and expense budgeting decisions of our customers.

   In addition, our quarterly operating results have historically been subject to variations throughout the year due to a general slow-down in our sales in the summer months, particularly in Europe. Specifically, we generally experience relatively lower revenue in our third and, to a lesser extent, our first fiscal quarters. These seasonal variations in our operating results may lead to fluctuations in our results of operations from quarter to quarter throughout the year.

Our dependence on a limited number of customers for a substantial amount of our sales could lead to fluctuations in our operating results

   Our business depends on sales of our products to a limited number of customers, which may cause fluctuations in our operating results. We do not have long-term contracts with any of our customers. There can be no assurance that any of our customers will continue to purchase our products in the future. As a result, a customer that generates substantial revenue for us in one period may not be a source of revenue in subsequent periods.

Our licensing and distribution relationship with Reuters places limitations on our ability to conduct our business

   We are substantially dependent on our licensing and distribution relationship with Reuters. Our relationship with Reuters involves limitations and restrictions on our business, as well as other risks, described below.

   Reuters has access to the intellectual property used in our products, and could use the intellectual property to compete with us. We license the underlying TIB messaging technology incorporated into some of our important TIB/ActiveEnterprise products from Reuters. We do not own this technology. Reuters is not restricted from using the TIB technology to produce products that compete with our products, and it can grant limited licenses to the TIB technology to others who may compete with us. In addition, we must license all the intellectual property and products we create through December 2011 to Reuters. This will place Reuters in a position to more easily develop products that compete with our product offerings.

   We must rely on Reuters and other distributors to sell our products in the financial services market, and they may not be successful in doing so. Under our agreements with Reuters, we are restricted from selling our products and providing consulting services directly to companies in the financial services market and major competitors of Reuters, and from using the TIB technology we license from Reuters to develop products specifically for use by these companies. Accordingly, we must rely on Reuters and other third-party resellers and distributors to sell our products to these companies.

   In fiscal 1998, substantially all of our revenue from sales in the financial services market, excluding sales to Cedel Global Services, consisted of product fees paid to us by Reuters. Although Reuters is the preferred distributor of our products in the financial services market and is required to pay us guaranteed minimum product fee payments until the end of 2001, Reuters has no contractual obligation to distribute our products to financial services customers. Reuters and other distributors may not be successful in selling our products into the financial services market, or they may elect to sell competitive third-party products into that market, either of which may adversely affect our revenue in that market.

   Our relationship with Reuters restricts our ability to earn revenue from sales in the financial services market. Under the license agreement, Reuters is required to pay us product fees based on a percentage of its revenue from sales of our products in the financial services market, excluding products that are embedded in any Reuters' products. These product fees may be materially less than the product fees we could obtain from other distributors or resellers in the financial services market. In addition, when we sell our products into the financial services market through third-party distributors other than Reuters, Reuters receives a share of our license revenue.

   Our license agreement with Reuters imposes practical restrictions on our ability to acquire other companies. The license agreement places no specific restrictions on our ability to acquire companies with all or part of their business in the financial services market. However, under the terms of the license agreement, we are prohibited from bundling or combining our products that are based on licensed technology with an acquired company's products and services and then selling the bundled or combined products directly to financial services companies. This prohibition could prevent us from realizing potential synergies with companies we acquire.

The market for enterprise infrastructure software may not grow as quickly as we anticipate, which would cause our revenues to fall below expectations

   The market for enterprise infrastructure software is relatively new and evolving. We earn a substantial portion of our revenue from sales of our enterprise infrastructure software, including application integration software, and related services. We expect to earn substantially all of our revenue in the foreseeable future from sales of these products and services. Our future financial performance will depend on continued growth in the number of organizations demanding software and services for application integration, e-business and information delivery, and seeking outside vendors to develop, manage and maintain this software for their critical applications. Many of our potential customers have made significant investments in internally developed systems and would incur significant costs in switching to third-party products, which may substantially inhibit the growth of the market for enterprise infrastructure software. If this market fails to grow, or grows more slowly than we expect, our sales will be adversely affected.

Our stock price may be volatile, which could cause investors to lose all or part of their investments in our stock

   The stock market in general, and the stock prices of technology companies in particular, have recently experienced volatility which has often been unrelated to the operating performance of any particular company or companies. If market or industry-based fluctuations continue, our stock price could decline regardless of our actual operating performance and investors could lose all or part of their investments.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   We develop products in the United States and sell in North America, South America, Asia and Europe. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. A majority of sales are currently made in U.S. dollars, a strengthening of the dollar could make our products less competitive in foreign markets. Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since the majority of our investments are in short-term instruments. The investment portfolio is subject to interest rate risk and will fall in value in the event market interest rates increase. If market interest rates were to increase immediately and uniformly by 50 basis points from levels as of August 31, 1999, the fair market value of the portfolio would decline by approximately $470,000. However, the Company has the ability to hold certain of its fixed income securities to maturity thereby mitigating a decline in income or cash flows.

                              TIBCO SOFTWARE INC.

                           PART II: OTHER INFORMATION

Item 1. Legal Proceedings

   None.

Item 2. Changes in Securities and Use of Proceeds

    (a) During the month ended June 30, 1999, the Company issued to employees 519,030 options to purchase Common Stock at an average exercise price of $8.50 per share; during the month ended July 30, 1999, the Company issued to employees 185,132 options to purchase Common Stock at an average exercise price of $9.00 per share; during the month ended August 27, 1999, the Company issued to employees 11,000 options to purchase Common Stock at an average exercise price of $22.50. These securities were issued under Section 4(2) of the Securities Act of 1933 and/or Rule 701 thereunder. All options issued during the quarter ended August 27, 1999 have been adjusted for the stock split which became effective on July 13, 1999.

    (b) On July 13, 1999, we commenced our initial public offering, which consisted of 9,161,667 shares of our Common Stock (including 1,095,000 shares purchased by the underwriters pursuant to their over-allotment option, 500,000 shares sold directly to Sun Microsystems, Inc. and 266,667 shares sold directly to Yahoo! Inc.) at $15.00 per share pursuant to a registration statement (No. 333-78195) declared effective by the Securities and Exchange Commission on July 13, 1999. The offering has been terminated and all shares have been sold. The managing underwriters for the initial public offering were Goldman, Sachs & Co., Bear, Stearns & Co. Inc. and Deutsche Banc Alex. Brown. Aggregate gross proceeds from the offering were $137,425,005.

   We incurred the following expenses in connection with the offering: underwriters' discounts and commissions of $8,814,750 and approximately $5.0 million in other expenses, for total expenses of approximately $13,814,750.

   After deducting expenses of the offering, we received net offering proceeds of $123,610,255. From July 13, 1999, the effective date of the registration statement, to August 27, 1999, the ending date of the reporting period, the approximate amount of net offering proceeds used were $4.2 million for the purchase of leasehold improvements at our Palo Alto, California, headquarters and $3.1 million for the purchase of computer equipment. The remaining net proceeds were invested in short-term financial instruments.

   No payments constituted direct or indirect payments to any of our directors, officers or general partners or their associates, to persons owning 10% or more of any class of our equity securities, or to any of our affiliates, except that an aggregate of $2.1 million of expenses of the offering were paid to Reuters Group PLC, a 10% stockholder, in connection with certain investment advisory and legal fees incurred by it.

Item 3. Defaults upon Senior Securities

   Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

   During the fiscal quarter ended August 27, 1999, we solicited written consent (effective May 24, 1999) from our stockholders regarding the approval of the amendment and restatement of our 1996 Stock Option Plan (the "1996 Plan") including the addition of an employee stock purchase plan and the reservation of an additional 700,000 shares of Common Stock to be issued under the 1996 Plan, and the approval of the amendment and restatement of our 1998 Director Option Plan including the reservation of an additional 325,000 shares of Common Stock to be issued thereunder.

   During this quarter, we also solicited written consent (effective July 13, 1999) from our stockholders regarding the approval of: (a) the second amended and restated certificate of incorporation which provided for a 1-for-2 reverse stock split of all of our outstanding shares, pursuant to which each outstanding share of Common and Preferred Stock was converted into one-half of a share of Common or Preferred Stock, as applicable, and (b) the second amended and restated certificate of incorporation and amended bylaws which provide for certain changes in connection with our initial public offering of Common Stock.

   Each written consent and each matter contained therein was approved by a majority of our stockholders.

Item 5. Other Information

   None

Item 6. Exhibits and Reports on Form 8-K

   a) Exhibits

     27.1 Financial Data Schedule

   b) Reports on Form 8-K.

     No reports on Form 8-K were filed during the quarter ended August 27, 1999.


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto.

                                         TIBCO SOFTWARE, INC.


Date: October 11, 1999                            /s/ Vivek  Y. Ranadive
                                         By____________________________________
                                            Vivek Y. Ranadive
                                            President, Chief Executive Officer
                                            and
                                            Chairman of the Board
                                            (Principal executive officer)

Date: October 11, 1999                              /s/ Paul G. Hansen
                                         By____________________________________
                                            Paul G. Hansen
                                            Executive Vice President, Finance
                                            and
                                            Chief Financial Officer
                                            (Principal financial and
                                            accounting officer)