Form 10-K
period 1999-11-30
TIBCO SOFTWARE INC
filed 2000-02-25
CIK 1085280

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ----------------

                                   FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 1999

                       Commission File Number: 000-26579

                               ----------------

                              TIBCO SOFTWARE INC.
             (Exact name of registrant as specified in its charter)

              Delaware                                 77-0289509
   (State or other jurisdiction of                  (I.R.S. Employer
   incorporation or organization)                  Identification No.)

                     3165 Porter Drive, Palo Alto, CA 94304
              (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (650) 846-5000

                               ----------------

          Securities registered pursuant to Section 12(b) of the Act:

                                      None

          Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, $0.001 par value per share
                                (Title of Class)

                               ----------------

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   As of December 15, 1999, there were 181,228,026 shares of the Registrant's Common Stock outstanding, and the aggregate market value of such shares held by non-affiliates of the Registrant (based upon the closing sale price of such shares on the Nasdaq National Market on December 15, 1999) was approximately $2,297,428,775. Shares of common stock held by each executive officer and director and by each entity that owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Certain sections of the Registrant's Annual Report to Stockholders for the year ended November 30, 1999 (the "1999 Annual Report") are incorporated by reference in Parts II and IV of this Form 10-K to the extent stated herein. Also, certain sections of the Registrant's definitive Proxy Statement for the 2000 Annual Meeting of Stockholders to be held on April 12, 2000 are incorporated by reference in Part III of this Form 10-K to the extent stated herein.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         TIBCO Software Inc. Form 10-K
                  For the Fiscal Year Ended November 30, 1999

                               TABLE OF CONTENTS

 Part I

    Item  1.  Business...................................................     3
    Item  2.  Properties.................................................    13
    Item  3.  Legal Proceedings..........................................    13
    Item  4.  Submission of Matters to a Vote of Security Holders........    13

 Part II

    Item  5.  Market for the Company's Common Stock and Related
              Stockholders Matters.......................................    14
    Item  6.  Selected Financial Data....................................    14
    Item  7.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations..................................    14
    Item 7A.  Quantitative and Qualitative Disclosure About Market Risk..    14
    Item  8.  Financial Statements and Supplementary Data................    14
    Item  9.  Changes in and Disagreements with Accountants on Accounting
              and Financial Disclosure...................................    14

 Part III

    Item 10.  Directors and Executive Officers of TIBCO Software Inc.....    15
    Item 11.  Executive Compensation.....................................    15
    Item 12.  Security Ownership of Certain Beneficial Owners and
              Management.................................................    15
    Item 13.  Certain Relationships and Related Transactions.............    15

 Part IV

    Item 14.  Exhibits, Financial Statements Schedule, and Reports on
              Form 8-K...................................................    16
              Signatures.................................................    18
              Financial Statement Schedule...............................    18
              Exhibit Index..............................................    19

                                     PART I

Item 1. Business

   The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Predictions of future events are inherently uncertain. Actual events could differ materially from those predicted in the forward-looking statements as a result of the risks set forth in the following discussion and, in particular, the risks discussed below under the caption "Factors that May Affect Operating Results."

Overview

   We are a leading provider of eBusiness infrastructure software products that enable business-to-business, business-to-consumer and business-to-employee solutions. Our software products that enable businesses to link internal operations, business partners and customer channels in real-time. Our software products allow multiple distinct applications, web sites, databases and other content sources to be integrated and managed within a common framework. Our products also enable enterprises to extend their information technology infrastructures and business processes across the Internet to conduct all forms of electronic business using the Internet: business-to-business, business-to-consumer and business-to-employee. Our core technology, known as The Information Bus or the TIB, is an integration platform that enables enterprises and users to automatically transmit, receive, filter and personalize digital information in real-time. The Information Bus also facilitates real-time, two-way communications between distributed computer networks and mobile information devices such as hand-held computers, pagers and digital cellular phones. Our products are currently in use by over 300 companies in diverse markets such as telecommunications, manufacturing, energy, financial services and internet portals.

   Driven by accelerating competition and the increasing demands of customers, many enterprises today are seeking to expand and improve the scope, speed and efficiency of their business processes by using the Internet to become eBusinesses. An eBusiness is a company that integrates its disparate applications and information sources, connects with customers, partners and employees using the Internet and engages in commerce with business-to-business, or B2B, or business-to-consumer, or B2C and business-to-employee, or B2E communities. Just as markets are becoming increasingly global and corporate relationships become increasingly complex, the business environment today demands a more tightly integrated network of supplier, customer and partner relationships. Emerging challenges and opportunities are forcing businesses to become more efficient, in many cases by adjusting their operations and strategies in real-time. The timely exchange of information across intranets and the Internet provides opportunities to leverage management resources, create manufacturing efficiencies and improve customer service. For example, real-time business process integration and information exchange with suppliers and customers over the Internet expedites order fulfillment, decreases inventory carrying costs, and provides enhanced sales opportunities through direct customer interaction.

   Our solution allows multiple computer applications and platforms to communicate in real-time across the Internet and intranets. The TIB technology facilitates the distribution of information and the integration of business processes by connecting each application to the network through a single interface, instead of linking each application directly to all others. The benefits of the TIB technology are realized through our integrated suite of software products. These products provide support for a broad range of key eBusiness technologies such as eXtensible Markup Language, or XML, an emerging standard for sharing data over the Internet, and related XML e-Commerce frameworks, such as RosettaNet.

   Our objective is to establish the TIB technology as the leading software solution for eBusiness infrastructure. The core elements of our strategy include enhancing our position as a provider of portal infrastructure, pursuing a license driven business strategy, leveraging our vertical market expertise, capitalizing on the presence of Reuters in the financial services industry, expanding our international presence and continuing to enhance our technology and products.


The TIB Products

    TIB Product Suite

   The TIB products can be deployed individually or as an integrated solution. Support for eBusiness protocols and standards such as XML, along with XML eCommerce frameworks such as RosettaNet, is incorporated throughout our products. Our products provide the following key elements of eBusiness infrastructure:

  . Messaging--enables the movement of information and facilitates transactions between applications, databases and portals.

  . Connectivity--integrates various legacy and third party applications by connecting them to a common eBusiness infrastructure.

  . Information Transformation and Flow Management--manages the conversion and translation of data and controls the flow of information and the interaction of business processes within and between enterprises.

  . Monitoring and Management--provides the means for the enterprise to administer its applications environment and ensure reliable operations.

  . Content Display--provides the display console through which users are notified of and view business event information.

    Messaging (Events, Data & Transactions)

   Our messaging products are the foundation of our product suite. These products simplify the problem of integrating diverse computer applications by connecting each application to the network with a single interface, instead of linking each application directly to all others. Our products support a wide range of communication models, including the use of XML-based messages. Our three complementary messaging products are described below:

  . TIB/Rendezvous is our flagship messaging product. TIB/Rendezvous supports publish/subscribe as well as request/reply messaging, and facilitates personalized information delivery. TIB/Rendezvous leverages the networking protocols of the Internet to offer a range of service levels in the delivery of information and the execution of transactions. TIB/Rendezvous provides efficient, reliable information delivery and high scalability, and can be embedded in an enterprise's existing information system.

  . TIB/ETX is a transaction-based messaging system designed for use in environments that require a greater degree of transaction management and control than is provided by a standard messaging solution. TIB/ETX provides a transactional form of publish/ subscribe messaging similar to traditional computer transaction models.

  . TIB/ObjectBus is our object request broker, or ORB. ORBs enable computer systems to operate more efficiently by employing reusable, self-contained pieces of software code known as objects. TIB/ObjectBus allows our TIB products to integrate with CORBA 2.0, a major programming standard for object-oriented applications. TIB/ObjectBus can be fully integrated with our messaging software, combining the efficiency of an object oriented computing model with the scalability, performance and ease of use benefits of TIB/Rendezvous.

    Connectivity

   TIB/Adapters are our software components that link applications to the TIB environment, thus enabling these applications to communicate with each other. We take an innovative approach to application integration by using a TIB/Adapter as the single point of integration for the application. Our TIB/Adapter products connect leading enterprise applications and complementary middleware products to the TIB environment. We offer a series of standard TIB/Adapters designed to link applications and other software developed by SAP, Siebel Systems, PeopleSoft, IBM and Oracle, among others, to the TIB. We also have a software toolkit, the TIB/Adapter SDK, that allows our customers and systems integrators to build custom TIB/Adapters to link applications to the TIB environment. The TIB/Adapter SDK product provides a common framework for the rapid development of new TIB/Adapters.

    Information Transformation and Flow Management

   In order to facilitate the efficient movement of information across enterprise applications, a solution must have the ability to translate content from one format to another--including XML and proprietary message types--and to effectively govern the manner in which information flows between applications. Our transformation and process flow management products translate data from each application into a format that is understood by other applications as described below:

  . TIB/MessageBroker is our scalable message routing and transformation system. TIB/MessageBroker combines and transforms data from applications into formats that can be understood by other applications, and routes data according to pre-defined rules. TIB/MessageBroker also allows an enterprise to conduct transactions and exchange information with customers and business partners. Unlike many competing technologies, TIB/MessageBroker requires no independent database or third-party messaging system.

  . TIB/IntegrationManager controls the flow of information and system-to-system communication among applications and components in the TIB environment. TIB/IntegrationManager allows the enterprise to define business rules that govern information processing between applications and where information should go and under what conditions. TIB/IntegrationManager coordinates the message transport and transformation functions of the TIB products for internal process automation and B2B trading systems.

  . TIB/InConcert allows the definition of document-oriented process workflow, as specified through graphical user interfaces. TIB/IntegrationManager manages and executes automated system-to-system processes, while TIB/InConcert manages and executes the document-oriented workflows that involve human and computer processes. Together TIB/InConcert and TIB/IntegrationManager span the full range of requirements for process and workflow automation and execution within and between enterprises.

  . TIB/BusinessConnect, scheduled for release in the second quarter of fiscal 2000, is a server software product built around TIB/Integration-Manager and TIB/MessageBroker that will enhance our capabilities for B2B trading activities and simplify the implementation of B2B solutions. TIB/BusinessConnect is used to define trading relationships through a graphical user interface and then execute the resulting transactions between trading partners. TIB/BusinessConnect supports the core technologies and standards for B2B eCommerce.

    Content Display

   To conduct business in real-time, an enterprise must have the ability to provide a simple display tool for users to access and view business event information. Our products in this area are designed to combine information from the TIB environment with content from external sources, such as web pages, to create an integrated display that can be personalized to the specific needs of the end-user. Our content display products are described below:

  . TIB/ContentBroker aggregates information from enterprise applications, corporate web sites and other content sources based on an enterprise's preferences, and delivers the requested information directly to users' desktops as soon as it becomes available. TIB/ContentBroker reduces the need for enterprises to support multiple end-user interfaces when users request information from various sources.

  . TIB/EventConsole is a display for users to view the content aggregated by TIB/ContentBroker. TIB/EventConsole provides personalized notifications from enterprise information sources, including databases, document servers, web servers, enterprise resource planning systems and legacy systems, directly to the desktop computers of the appropriate users. TIB/EventConsole also enables users to receive up-to-date information remotely.

   Monitoring and Management

   TIB/Hawk is our product for monitoring and managing applications. Through an intuitive graphical user interface, TIB/Hawk can be configured to monitor systems and applications in a local or wide area network and act autonomously when pre-defined conditions occur.

TIBCO.NET and TIBCO Portal Products

    TIBCO.net

   As part of our strategy to extend the reach of our products, TIBCO.net provides a solution for the creation, monitoring and administration of demanding, high-performance platforms for eBusiness services, such as Internet or enterprise portals or corporate web sites. Using our TIB products we can create real-time, scalable information systems for our customers, such as the financial information system we created for Yahoo!. TIBCO.net allows our customers to combine internal business systems with external content, such as news or market pricing data. Our customers in turn can bundle this information for real-time delivery to their customers, suppliers, partners and employees. In addition, TIBCO.net provides our customers with the ability to integrate and deliver business information in real-time across the Internet through our reliable multicast technology.

   TIBCO.net represents a further evolution of the TIB products for use in Internet-enabled businesses. TIBCO.net is offered to our customers either as a TIBCO-hosted service, providing time-to-market advantages, or as a package of products and services for implementation at the customer's site.

   TIBCO.net, through its implementation of the TIBproducts, supports a broad range of communications methods and protocols enabling the delivery of information through a wide range of devices and presentation technologies, including Internet browsers, pagers, hand-held computers and digital cellular phones.

    TIB/PortalBuilder

   TIB/PortalBuilder, released in November 1999, provides the tools to create and build eBusiness portals. TIB/Portal Builder provides portal users with the ability to determine which content sources and services are delivered through a portal and to configure how the content is displayed to portal users. TIB/Portal builder can also work in conjunction with our TIB products to create and manage the integration of content and services within a portal. TIB/PortalBuilder allows personalized views of the portal to be created and stored for each portal user. A graphical user interface is provided to business users to make it easy to configure and define the content and services of a portal. The first customer of TIB/PortalBuilder was mySAP.com.

    TIB/PortalPaks

   TIB/PortalPaks are packaged software components for connecting content sources such as financial data, news, weather and sports. TIB/PortalPaks are designed to reduce the time-to-market and effort for portal creation.

Services

    Professional Services

   Our professional services offerings include a wide range of consulting services such as systems planning, architecture and design, custom development and systems integration for the rapid deployment of our TIB products. We offer professional services with the initial deployment of our products, as well as on an ongoing basis to address the continuing needs of our customers. Our professional services staff is primarily located in Palo Alto, Virginia, London and Sydney, enabling us to perform installations and respond to customer demands rapidly across the Americas, Europe and Asia. As of November 30, 1999, our professional services group consisted of 115 employees, including individuals with domain expertise in the telecommunications, energy and other industries. Many of our professional services employees have advanced degrees and/or substantial industry expertise in systems architecture and design. We expect that the number of service professionals and the scope of the services offered will increase as we continue to address the expanding eBusiness infrastructure needs of large organizations.

   We have relationships with resellers, professional service organizations and system integrators, including Deloitte Consulting, EDS, Ernst & Young, KPMG, and Sapient, to cooperate in the deployment of our products to clients. These relationships help promote our TIB products and provide additional technical expertise to enable us to provide the full range of professional services our customers require to deploy our products.

    Maintenance and Support

   We offer an array of software maintenance and support services to our customers. Our support organization provides services seven days a week, twenty-four hours a day. We have a worldwide support organization with key operations centers in Palo Alto, London and Sydney to ensure global coverage for our customers. These centers provide the infrastructure for our around-the-clock call centers and hotline support.

   We offer a range of support packages that allow our customers to choose the level of support that fits the needs and budgets of their organizations. Customers also have access to on-site support which is charged on a time and materials basis.

    Training

   We provide training for customer personnel at our main office as well as at customer locations. We also provide training for our professional services partners to enhance their effectiveness in integrating our products. In addition, we develop custom education programs to address the specific needs of individual customers and partners.

Sales and Marketing

    Sales

   We currently market our software and services primarily through a direct sales organization, complemented by indirect sales channels. As of November 30, 1999, our direct sales force included 40 commissioned sales representatives located in 11 U.S. cities and in 12 locations internationally across North America, Europe and Asia. We have established distribution and licensing relationships with several strategic hardware vendors, database providers, software and toolset developers, systems integrators and implementation consultants. We have also developed alliances with key solution providers to target vertical industry sectors, including energy, telecommunications, manufacturing and Internet portals.

   Under the terms of our license agreement with Reuters, we generally cannot sell our products directly into the financial services market. Accordingly, we generally sell our products to companies in the financial services industry through third-party distributors and systems integrators. Reuters is the preferred distributor of our products in that market. We believe that our distribution relationship with Reuters, a global news and information group, has strengthened the penetration of our products in the financial services industry. Product fees from Reuters on its sales of our products in the financial services industry accounted for 16% of our revenue in fiscal 1999, 6% of our revenue in fiscal 1998 and less than 1% of our revenue in fiscal 1997.

    Marketing

   We utilize a wide variety of marketing programs which are intended to attract potential customers and to promote TIBCO Software and its brand names. We use a mix of market research, analyst updates, seminars, direct mail, print advertising, trade shows, speaking engagements, public relations, customer newsletters, and web site marketing in order to achieve these goals. Our marketing department also produces collateral material for distribution to potential customers including presentation materials, white papers, brochures, and fact sheets. We also host annual user conferences for our customers and provide support to our channel partners with a variety of programs and training and product marketing support materials.

Product Development

   We have been granted a perpetual, royalty-free license to the underlying TIB messaging technology as it existed on December 31, 1996. We have concentrated our product development efforts since then both on enhancing this licensed technology and on developing new products. We expect that most of our enhancements to existing products and new products will be developed internally. However, we will evaluate on an ongoing basis the acquisition of externally developed technologies for integration into our product lines.

   We expect that a substantial majority of our research and development activities will be enhancing and extending our TIB products. Historically, our product development efforts were focused on creating our core product solutions. Our development focus has now shifted to expanding the number of available TIB/Adapters and developing additional packaged integration solutions for specific markets.

   As of November 30, 1999, there were 149 employees in our research and development organization. We expect that we will continue to commit significant resources to product development in the future. To date, all product development costs have been expensed as incurred.

Competition

   The market for our products and services is extremely competitive and subject to rapid change. In addition, we compete with various providers of single components of application integration solutions, including IBM, New Era of Networks, Iona and BEA with respect to messaging components and Vitria, CrossWorlds, STC and Active Software with respect to other components. We also compete in certain product areas with niche eBusiness connectivity companies such as WebMethods and other emerging companies. We believe that of these companies, IBM has the potential to offer the most complete set of products for application integration. We also compete in certain product areas with niche eBusiness connectivity companies such as WebMethods and other emerging companies. We also face competition for certain aspects of our product and service offerings from major systems integrators. We expect additional competition from other established and emerging companies. In addition, we may face pricing pressures from our current competitors and new market entrants in the future. We believe that the competitive factors affecting the market for our products and services include product functionality and features; quality of professional services offerings; product quality, performance and price; ease of product implementation; quality of customer support services; customer training and documentation; and vendor and product reputation. The relative importance of each of these factors depends upon the specific customer environment. Although we believe that our products and services currently compete favorably with respect to such factors, we may not be able to maintain our competitive position against current and potential competitors.

   Many of our current and potential competitors have longer operating histories, significantly greater financial, technical, product development and marketing resources, greater name recognition and larger customer bases than we do. Our present or future competitors may be able to develop products comparable or superior to those we offer, adapt more quickly than we do to new technologies, evolving industry trends or customer requirements, or devote greater resources to the development, promotion and sale of their products than we do. Accordingly, we may not be able to compete effectively in our markets, competition may intensify and harm our business and operating results. If we are not successful in developing enhancements to existing products and new products in a timely manner, achieving customer acceptance or generating higher average selling prices, our gross margins may decline, and our business and operating results may suffer.

   Our license agreement with Reuters does not prohibit Reuters from providing enterprise infrastructure software products and services in competition with us. Reuters currently sells our products to financial services companies and creates products based on the TIB technology specifically for financial services companies. In addition, pursuant to the license agreement, Reuters has access to the source code for our products. Although Reuters currently does not create TIB-based products designed for general use in all markets, if Reuters were to decide to begin providing information integration products and services in our markets, we would face additional competition for such customers.

Proprietary Technology

   Our success is dependent upon our proprietary software technology. We license the patents for the TIB technology underlying some of our TIB products, including TIB/Rendezvous and TIB/ETX, from Reuters. Consequently, we can assert infringement of these products only through Reuters or with the consent of Reuters. While we have pending patent applications, we do not currently have any issued patents and rely principally on trade secret, copyright and trademark laws, nondisclosure and other contractual agreements to protect our technology. We also believe that factors such as the technological and creative skills of our personnel, product enhancements and new product developments are essential to establishing and maintaining a technology leadership position. We enter into confidentiality and/or license agreements with our employees, distributors and customers, and limit access to and distribution of our software, documentation and other proprietary information. Nevertheless, the steps we have taken may fail to prevent misappropriation of our technology, and the protections we have may not prevent our competitors from developing products with functionality or features similar to our products. Furthermore, third parties might independently develop competing technologies that are substantially equivalent or superior to our technologies. In addition, effective copyright and trade secret protection may be unavailable or limited in certain foreign countries. If we fail to protect our proprietary technology, our business could be seriously harmed.

   Although we do not believe our products infringe the proprietary rights of any third parties, third parties may nevertheless assert infringement claims against us or our customers in the future. Furthermore, we may initiate claims or litigation against third parties for infringement of our proprietary rights or to establish the validity of our proprietary rights. Litigation, whether resolved in our favor or not, would cause us to incur substantial costs and divert our management resources from productive tasks, which could harm our business. Parties making claims against us could secure substantial damages, as well as injunctive or other equitable relief which could effectively block our ability to license our products in the United States or abroad. Such a judgment could seriously harm our business. If it appears necessary or desirable, we may seek licenses to intellectual property if we believe that our technology potentially infringes on such technology. We may not, however, be able to obtain such licenses on commercially reasonable terms or at all, and the terms of any offered licenses might not be acceptable to us. The failure to obtain necessary licenses or other rights could seriously harm our business. As the number of software products in our industry increases and the functionality of those products further overlaps, we believe that software developers may become increasingly subject to infringement claims. Any such claims, with or without merit, would probably be time consuming and expensive to defend, and could seriously harm our business. We are not aware of any currently pending claims that our products, trademarks or other proprietary rights infringe upon the proprietary rights of third parties.

   "TIBCO", "The Information Bus", "TIB" and the names of our products are our trademarks or tradenames.

Employees

   As of November 30, 1999, we employed 490 persons, including 120 in sales and marketing, 149 in research and development, 63 in finance and administration and 158 in client services and technical support. Of our 490 employees, 62 were located in Europe, and 37 in Australia and Asia. We believe that our relationship with our employees is good.

                   FACTORS THAT MAY AFFECT OPERATING RESULTS

   The following factors could materially and adversely affect our future operating results and could cause actual events to differ materially from those predicted in forward-looking statements related to its business.

 We have a history of losses and we expect future losses, and if we do not achieve and sustain profitability our business will suffer and our stock price may decline

   Although our revenue has increased in recent quarters, we may not be able to sustain our growth or obtain sufficient revenue to achieve and sustain profitability. We incurred net losses of approximately $4.7 million, $13.0 million, and $19.5 million in fiscal 1997, 1998 and 1999, respectively. As of November 30, 1999, we had an accumulated deficit of approximately $37.1 million.

   Since the beginning of fiscal 1998, we have invested significantly in building our sales and marketing organization and in our technology research and development. We expect to continue to spend substantial financial and other resources on expanding our direct sales and marketing activities and developing and introducing enhancements to our existing products and new software products. As a result, we need to generate significant revenue to achieve and maintain profitability. We expect that our sales and marketing expenses and our research and development expenses will continue to increase in absolute dollars and may increase as percentages of revenue for the foreseeable future.

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

   In addition, our quarterly operating results have historically been subject to variations throughout the year due to a general slow-down in our sales in the summer months, particularly in Europe. Specifically, we generally experience relatively lower revenue in our third fiscal quarter. These seasonal variations in our operating results may lead to fluctuations in our results of operations from quarter to quarter throughout the year.

 Our dependence on a limited number of customers for a significant amount of our sales could lead to fluctuations in our operating results

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

 Our licensing and distribution relationship with Reuters places limitations on our ability to conduct our business

   We have a significant relationship with Reuters for licensing and distribution. Our relationship with Reuters involves limitations and restrictions on our business, as well as other risks, described below.

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

   In fiscal 1998 and 1999, substantially all of our revenue from sales in the financial services market, excluding sales to Cedel Global Services, consisted of product fees paid to us by Reuters. Although Reuters is the preferred distributor of our products in the financial services market and is required to pay us guaranteed minimum product fee payments until the end of 2001, Reuters has no contractual obligation to distribute our products to financial services customers. Reuters and other distributors may not be successful in selling our products into the financial services market, or they may elect to sell competitive third-party products into that market, either of which may adversely affect our revenue in that market.

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

 Our acquisition strategy could cause financial or operational problems

   Our success depends on our ability to continually enhance and broaden our product offerings in response to changing technologies, customer demands, and competitive pressures. To this end, we may acquire new and complementary businesses, products or technologies, and we may use some of the proceeds of this offering to do so. We do not know if we will be able to complete any acquisitions or that we will be able to successfully integrate any acquired business, operate them profitably, or retain their key employees. For example, we completed the acquisitions of substantially all of the assets of InConcert, Inc. in November 1999. Integrating

InConcert or any other newly acquired business, product or technology could be expensive and time-consuming, could disrupt our ongoing business, and could distract our management. We may face competition for acquisition targets from larger and more established companies with greater financial resources. In addition, in order to finance any acquisitions, we might need to raise additional funds through public or private financings. In that event, we could be forced to obtain equity or debt financing on terms that are not favorable to us and, in the case of equity financing, that results in dilution to our stockholders. If we are unable to integrate InConcert or any other newly acquired entity, product or technology effectively, our business, financial condition and operating results would suffer. In addition, any amortization of goodwill or other assets or other charges resulting from the costs of acquisitions could harm our operating results.

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

Item 2. Properties

   Our principal administrative, sales, marketing and service development facilities are located in an approximately 92,000 square feet building in Palo Alto, California pursuant to a lease which expires in 2005. In addition, we lease field support offices in 23 cities throughout the world. The field offices range from small executive offices to a 7,800 square foot facility. Lease terms range from month-to-month on certain executive offices to five years on certain direct leases. Because our professional services are generally performed at the client site, field facilities are generally small. Field facilities are generally used for periodic meetings, training and administration and by account managers. We have field facilities in Atlanta, Georgia; Baltimore, Maryland; Brussels, Belgium; Cambridge, Massachusetts; Chicago, Illinois, Dallas, Texas; Denver, Colorado; Detroit, Michigan; Dusseldorf, Germany; Houston, Texas; London, England; Madrid, Spain; Melbourne, Australia; Minneapolis, Minnesota; Munich, Germany; New York, New York; Paris, France; Stockholm, Sweden, Sydney, Australia; Taipei, Taiwan; Toronto, Canada and Woy Woy, Australia. We are continually evaluating the adequacy of existing facilities and facilities in new cities and believes that suitable additional space will be available in the future on commercially reasonable terms as needed.

Item 3. Legal Proceedings

   We are not party to any material legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

   No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1999.

                                    PART II

Item 5. Market for Company's Common Stock and Related Stockholder Matters

   The information required by this item is incorporated by reference to the section entitled "Corporate Information" in the 1999 Annual Report attached as
Exhibit 13.1.

Item 6. Selected Financial Data

   The information required by this item is incorporated by reference to the section entitled "Selected Financial Data" in the 1999 Annual Report attached as Exhibit 13.1.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

   The information required by this item is incorporated by reference to the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 1999 Annual Report attached as Exhibit 13.1.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

   The information required by this item is incorporated by reference to the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations--Quantitative and Qualitative Disclosures about Market Risk" in the 1999 Annual Report attached as Exhibit 13.1.

Item 8. Financial Statements and Supplementary Data

   The information required by this item is incorporated by reference to the section entitled, "Financial Statements" in the 1999 Annual Report attached as
Exhibit 13.1.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

   Not applicable.

                                    PART III

Item 10. Directors and Executive Officers of the Company

   The information required by this item concerning the Company's directors and executive officers is incorporated by reference to the information set forth in the sections entitled "Election of Directors" and "Executive Officer Compensation" in the Company's Proxy Statement for the 2000 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of the Company's fiscal year ended November 30, 1999.

Item 11. Executive Compensation

   The information required by this item regarding executive compensation is incorporated by reference to the information set forth in the sections entitled "Election of Directors--Director Compensation" and "Executive Officer Compensation" in the Company's Proxy Statement for the 2000 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of the Company's fiscal year ended November 30, 1999.

Item 12. Security Ownership of Certain Beneficial Owners and Management

   The information required by this item regarding security ownership of certain beneficial owners and management is incorporated by reference to the information set forth in the section entitled "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement for the 2000 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of the Company's fiscal year ended November 30, 1999.

Item 13. Certain Relationships and Related Transactions

   The information required by this item regarding certain relationships and related transactions is incorporated by reference to the information set forth in the section entitled "Certain Transactions" in the Company's Proxy Statement for the 2000 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of the Company's fiscal year ended November 30, 1999.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-k

  (a) The following documents are filed as part of this Form 10-K:

       1. Financial Statements. The following financial statements of the Company and the Report of Independent Accountants thereon are incorporated by reference to the portions of the Company's 1999 Annual Report filed as
  Exhibit 13.1 to this Form 10-K:

      Consolidated Balance Sheets at November 30, 1999 and 1998

      Consolidated Statements of Operations for each of the two years in the period ended November 30, 1999 and for eleven months ended
       November 30, 1997
      Consolidated Statement of Stockholders' Equity for each of the two years in the period ended November 30, 1999 and for eleven months ended November 30, 1997
      Consolidated Statements of Cash Flows for each of the two years in the period ended November 30, 1999 and for eleven months ended
       November 30, 1997
      Notes to Consolidated Financial Statements
      Report of Independent Accountants

       2. Exhibits: See Item 14(c) below.

     (b) Reports on Form 8-K.

       The registrant filed a current report on Form 8-K on November 1, 1999 to announce the registrant's acquisition of substantially all the assets of InConcert, Inc.

       The registrant filed a current report on Form 8-K/A on December 29, 1999 related to the registrant's acquisition of substantially all the assets of InConert, Inc.

     (c) Exhibits. The exhibits listed on the accompanying index to exhibits immediately following the financial statement schedule are filed as part of, or incorporated by reference into, this Form 10-K.

     (d) Financial Statement Schedules. None

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on this 24th day of February, 2000.

                                          TIBCO Software Inc.

                                                   /s/ Paul G. Hansen
                                          By: _________________________________
                                                       Paul G. Hansen
                                                 Executive Vice President,
                                                          Finance,
                                                  Chief Financial Officer,
                                                         Secretary

                               POWER OF ATTORNEY

   KNOW ALL THESE PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Vivek Y. Ranadive and Paul G. Hansen and each of them, jointly and severally, his attorneys-in-fact, each with full power of substitution, for him in any and all capacities, to sign any and all amendments to this Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each said attorneys-in-fact or his substitute or substitutes, may do or cause to be done by virtue hereof.

   Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

              Signature                          Title                   Date
              ---------                          -----                   ----

        /s/ Vivek Y. Ranadive          President, Chief Executive  February 24, 2000
______________________________________  Officer and Chairman of
          Vivek Y. Ranadive             the Board (Principal
                                        Executive Officer)

          /s/ Paul G. Hansen           Executive Vice President,   February 24, 2000
______________________________________  Finance, Chief Financial
            Paul G. Hansen              Officer

         /s/ Ginger M. Kelly           Corporate Controller and    February 24, 2000
______________________________________  Chief Accounting Officer
           Ginger M. Kelly

         /s/ Douglas M. Atkin          Director                    February 24, 2000
______________________________________
           Douglas M. Atkin

          /s/ Yogen K. Dalal           Director                    February 24, 2000
______________________________________
            Yogen K. Dalal

                                       Director                    February 24, 2000
______________________________________
           Edward R. Kozel

                                       Director                    February 24, 2000
______________________________________
          Donald J. Listwin

         /s/ Larry W. Sonsini          Director                    February 24, 2000
______________________________________
           Larry W. Sonsini

                                       Director                    February 24, 2000
______________________________________
            John G. Taysom

                                       Director                    February 24, 2000
______________________________________
            Philip K. Wood

          /s/ Phillip White            Director                    February 24, 2000
______________________________________
           Phillip E. White

                                 EXHIBIT INDEX

 Exhibit
   No.                                  Exhibits
 -------                                --------
  3.1*   Certificate of Incorporation of Registrant.
  3.2*   Bylaws of Registrant.
  4.1*   Form of Registrant's Common Stock certificate.
 10.1*   Form of Indemnification Agreement.
 10.2*   First Amended and Restated License, Maintenance and Distribution
         Agreement dated May 28, 1999, among Reuters Limited, TIBCO Finance
         Technology, Inc and Registrant
 10.3*   Draft Form of Third Amended and Restated Stockholders Agreement, among
         Reuters Nederland B.V., Reuters Limited, Cisco Systems, Inc., Mayfield
         IX, Mayfield Associated Fund III, Vivek Ranadive and Registrant.
 10.4*   1996 Stock Plan.
 10.5*   1998 Director Option Plan.
 10.6*   Form of Assignment and Assumption of Lease Agreement, between TIBCO
         Finance Technology, Inc and Registrant.
 10.7*   Form of Employment Agreement between Registrant and Vivek Y. Ranadive.
 10.8*   Form of Employment Agreement between Registrant and Robert B.
         Stefanski.
 10.9*   Form of Employment Agreement between Registrant and Paul G. Hansen.
 10.10*  Form of Employment Agreement between Registrant and Richard M. Taven.
 10.11*  Form of Master Services Agreement among Registrant, TIBCO Finance
         Technology, Inc. and Reuters.
 10.12*  Software Development and License Agreement dated May 11, 1999 between
         Cedel Global Services, societe ananyme and Registrant.
 10.13*  Industrial Lease Agreement dated December 14, 1995 between Porter
         Drive Associated LLC and TIBCO Finance Technology, Inc (formerly known as Teknekron Software Systems (Delaware), Inc.).
 13.1    Portions of the Annual Report to Stockholders for the fiscal year ended November 30, 1999, expressly incorporated by reference herein.
 21.1    List of subsidiaries
 23.2    Consent of PricewaterhouseCoopers LLP, Independent Accountants.
 24.1    Power of Attorney (see page 17).
 27.1    Financial Data Schedule.

--------
* These exhibits are incorporated by reference to exhibits similarly numbered in the Registrant's Registration Statement File No. 333-78195.