Form 10-Q
period 2000-02-29
TIBCO SOFTWARE INC
filed 2000-04-17
CIK 1085280

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
               FOR THE QUARTERLY PERIOD ENDED FEBRUARY 29, 2000

                                      OR

[_]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from _________________ to ___________________

                       Commission File Number: 000-26579

                           _________________________

                              TIBCO SOFTWARE INC.
            (Exact name of registrant as specified in its charter)


               Delaware                                   77-0449727
    (State or other jurisdiction of                     (I.R.S. Employer
     incorporation or organization)                    Identification No.)

                    3165 Porter Drive, Palo Alto, CA 94304
              (Address of principal executive offices) (zip code)

      Registrant's telephone number, including area code: (650) 846-1000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes [X]      No [_]

The number of shares outstanding of the registrant's Common Stock, $0.001 par value, as of April 4, 2000 was 188,762,642.

                              TIBCO SOFTWARE INC

                                     INDEX

                                      PART I - FINANCIAL INFORMATION

 Item                                                                                               Page No.
 ----                                                                                               --------
Item 1      Financial Statements:

            Condensed Consolidated Balance Sheets as of February 29, 2000 and November 30,
            1999 -  (Unaudited)..................................................................          3

            Condensed Consolidated Statements of Operations for the three-months
            ended February 29, 2000 and February 28, 1999  (Unaudited)...........................          4

            Condensed Consolidated Statements of Cash Flows for the three-months
            ended February 29, 2000 and February 28, 1999 (Unaudited)............................          5

            Notes to Condensed Consolidated Financial Statements (Unaudited).....................          6

Item 2      Management's Discussion and Analysis of Financial Condition and Results of
            Operations...........................................................................         10

Item 3      Quantitative and Qualitative Disclosures about Market Risk...........................         16

                                      PART II - OTHER INFORMATION

Item 1      Legal Proceedings....................................................................         17

Item 2      Changes in Securities and Use of Proceeds............................................         17

Item 3      Defaults Upon Senior Securities......................................................         17

Item 4      Submission of Matters to a Vote of Security Holders..................................         17

Item 5      Other Information....................................................................         17

Item 6      Exhibits and Reports on Form 8-K.....................................................         17

            Signatures...........................................................................         18

                        PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              TIBCO SOFTWARE INC.
                     Condensed Consolidated Balance Sheets
                                (in thousands)


                                                                           February 29,            November 30,
                                                                               2000                    1999
                                                                           ------------            ------------
                                                                                        (Unaudited)
ASSETS
Current Assets:
     Cash and cash equivalents........................................      $    22,295              $   13,681
     Short-term investments...........................................           71,278                  76,126
     Accounts receivable, net.........................................           33,830                  42,199
     Due from related parties.........................................               --                     286
     Other current assets.............................................            5,483                   5,031
                                                                           ------------            ------------
       Total current assets...........................................          132,886                 137,323

Property and equipment, net...........................................           11,327                  10,423
Other assets..........................................................            7,075                   1,171
Goodwill and acquired intangibles, net................................           29,117                  30,721
                                                                           ------------            ------------
                                                                            $   180,405              $  179,638
                                                                           ============            ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable.................................................      $     8,195              $    7,501
     Due to related parties...........................................              228                      --
     Accrued liabilities..............................................           17,227                  21,128
     Deferred revenue.................................................           15,350                  13,091
                                                                           ------------            ------------
       Total current liabilities......................................           41,000                  41,720
                                                                           ------------            ------------

Stockholders' equity:
     Common stock.....................................................              183                     181
     Additional paid-in capital.......................................          196,831                 182,939
     Unearned  stock-based compensation...............................          (10,276)                 (8,083)
     Accumulated other comprehensive loss.............................             (727)                    (24)
     Accumulated deficit..............................................          (46,606)                (37,095)
                                                                           ------------            ------------
       Total stockholders' equity.....................................          139,405                 137,918
                                                                           ------------            ------------
                                                                            $   180,405              $  179,638
                                                                           ============            ============

     See accompanying notes to condensed consolidated financial statements.

                              TIBCO SOFTWARE INC.
                Condensed Consolidated Statements of Operations
                     (in thousands, except per share data)


                                                             Three Months Ended
                                                  ----------------------------------------
                                                    February 29,            February 28,
                                                       2000                    1999
                                                  ----------------       -----------------
                                                                (Unaudited)
License revenue:
      Non-related parties.......................       $    23,147               $   7,415
      Related parties...........................             5,218                   2,304
                                                   ---------------           -------------
       Total license revenue....................            28,365                   9,719
                                                   ---------------           -------------
Service and maintenance revenue:
      Non-related parties.......................            12,777                   6,859
      Related parties...........................               814                   1,444
                                                   ---------------           -------------
       Total service and maintenance revenue....            13,591                   8,303
                                                   ---------------           -------------
          Total  revenue........................            41,956                  18,022
Cost of revenue.................................            12,459                   7,512
                                                   ---------------           -------------
Gross profit....................................            29,497                  10,510
                                                   ---------------           -------------
Operating expenses:
      Research and development..................            10,774                   5,646
      Sales and marketing.......................            15,527                   5,416
      General and administrative................             3,043                   1,532
      Amortization of stock-based compensation..             9,159                   1,587
      Amortization of goodwill and acquired
           intangibles..........................             1,604                      --
                                                   ---------------           -------------
       Total operating expenses.................            40,107                  14,181
                                                   ---------------           -------------
Loss from operations............................           (10,610)                 (3,671)
Interest and other income (expense), net........             1,099                    (274)
                                                   ---------------           -------------
Net loss........................................       $    (9,511)              $  (3,945)
                                                   ===============           =============
Net loss per share:
      Basic and diluted.........................       $     (0.05)              $   (0.06)
                                                   ---------------           -------------
  Weighted average common shares outstanding....           176,461                  61,951
                                                   ===============           =============

     See accompanying notes to condensed consolidated financial statements.

                              TIBCO SOFTWARE INC.
                Condensed Consolidated Statements of Cash Flows
                                (in thousands)

                                                                                Three Months Ended
                                                                    -----------------------------------------
                                                                      February 29,             February 28,
                                                                          2000                     1999
                                                                    ----------------         ----------------
                                                                                   (Unaudited)
Cash flows from operating activities:
 Net loss.........................................................           $(9,511)                 $(3,945)
 Adjustments to reconcile net loss to net cash provided by
  operating activities:
  Depreciation and amortization...................................               761                      519
  Amortization of goodwill and other intangibles..................             1,604                       --
  Amortization of unearned compensation...........................             9,159                    1,587
  Changes in assets and liabilities:
    Accounts receivable...........................................             8,369                      135
    Due from related parties......................................               514                      498
    Other assets..................................................            (6,356)                     494
    Accounts payable..............................................               694                     (547)
    Accrued liabilities...........................................            (3,901)                   1,753
    Deferred revenue..............................................             2,259                      430
                                                                         -----------              -----------
       Net cash provided by operating activities..................             3,592                      924
                                                                         -----------              -----------
Cash flows from investing activities:
 Deposits held by Reuters.........................................                --                    1,286
 Sales and maturities of investments, net.........................             4,593                       --
 Purchases of property and equipment..............................            (1,665)                    (477)
                                                                         -----------              -----------
       Net cash provided by investing activities..................             2,928                      809
                                                                         -----------              -----------
Cash flows from financing activities:
    Proceeds from issuance of common stock........................             2,542                      590
                                                                         -----------              -----------
       Net cash provided by financing activities..................             2,542                      590
                                                                         -----------              -----------

Effect of exchange rate changes on cash...........................              (448)                      --
                                                                         -----------              -----------

Net change in cash and cash equivalents...........................             8,614                    2,323

Cash and cash equivalents at beginning of period..................            13,681                      547
                                                                         -----------              -----------
Cash and cash equivalents at end of period........................           $22,295                  $ 2,870
                                                                         ===========              ===========

    See accompanying notes to condensed consolidated financial statements.

                              TIBCO SOFTWARE INC.


             Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)


1. BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared by TIBCO Software Inc. (the "Company" or "TIBCO") in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, the accompanying unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company, and its results of operations and cash flows. These financial statements should be read in conjunction with the annual audited consolidated financial statements and notes as of and for the year ended November 30, 1999 included in the Company's Form 10-K filed with the Securities and Exchange Commission on February 25, 2000.

     For purposes of presentation, the Company has indicated the first quarter of fiscal 2000 and 1999 as ending on February 29, 2000 and February 28, 1999, respectively; whereas, in fact the Company's first fiscal quarters end on the Friday nearest the end of February.

     The results of operations for the three ended February 29, 2000 are not necessarily indicative of the results that may be expected for the year ending November 30, 2000 or any other future interim period, and the Company makes no representations related thereto.

     In June 1999, the Company's Board of Directors approved a one-for-two reverse stock split of Company's outstanding shares which became effective on July 13, 1999 and in January 2000, the Company's Board of Directors effected a three-for-one stock split payable in the form of a dividend of two additional shares of the Company's common stock for every share owned by shareholders which became effective on February 18, 2000. All share and per share data have been adjusted to retroactively reflect these splits.

     The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

2. BALANCE SHEET COMPONENTS

                                                          February 29,             November 30,
                                                              2000                     1999
                                                       ------------------       ------------------
Accounts receivable, net:
  Accounts receivable.................................          $28,014                  $39,119
  Unbilled fees and services..........................            8,791                    5,313
                                                       ----------------         ----------------
                                                                 36,805                   44,432
  Less: Allowances for doubtful accounts,
        returns and discounts.........................           (2,975)                  (2,233)
                                                       ----------------         ----------------
                                                                $33,830                  $42,199
                                                       ================         ================

Property and equipment, net:
  Equipment...........................................          $ 9,241                  $ 8,141
  Furniture and fixtures..............................              670                      515
  Leasehold improvements..............................            4,830                    4,420
                                                       ----------------         ----------------
                                                                 14,741                   13,076
  Less: Accumulated depreciation and amortization.....           (3,414)                  (2,653)
                                                       ----------------         ----------------
                                                                $11,327                  $10,423
                                                       ================         ================

Accrued liabilities:
  Compensation and employee related...................          $11,478                  $13,201
  Expenses............................................            5,749                    7,927
                                                       ----------------         ----------------
                                                                $17,227                  $21,128
                                                       ================         ================

3. CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

     The Company considers all highly liquid investment securities with original maturities of three months or less to be cash equivalents. Management determines the appropriate classification of marketable securities at the time of purchase and evaluates such designation as of each balance sheet date. To date, all marketable securities have been classified as available-for-sale and are carried at fair value with unrealized gains and losses, if any included as a component of accumulated other comprehensive loss in stockholders' equity. Interest, dividends and realized gains and losses are included in interest income. Realized gains and losses are recognized based on the specific identification method.

4. REVENUE RECOGNITION

     License revenue consists principally of revenue earned under software license agreements. License revenue is generally recognized when a signed contract or other persuasive evidence of an arrangement exists, the software has been shipped or electronically delivered, the license fee is fixed or determinable, and collection of the resulting receivable is probable. When contracts contain multiple elements wherein vendor specific objective evidence exists for all undelivered elements, the Company accounts for the delivered elements in accordance with the "Residual Method" prescribed by SOP 98-9. Any maintenance revenue included in these arrangements is recognized ratably over the term of the arrangement. Revenue from subscription license agreements, which include software, rights to future products and maintenance, is recognized ratably over the term of the subscription period. Revenue on shipments to resellers, which is generally subject to certain rights of return and price protection, is recognized when the products are sold by the resellers to the end-user customer.

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

5. COMPREHENSIVE INCOME (LOSS)

Comprehensive loss includes foreign currency translation gains and losses and other unrealized investment gains and losses that have been previously excluded from net loss and reflected instead in equity. A summary of comprehensive loss is a s follows:

                                                   Three Months Ended
                                         --------------------------------------
                                          February 29,            February 28,
                                              2000                    1999
                                         --------------          --------------
Net loss..............................         $ (9,511)              $  (3,945)
Translation loss......................             (448)                     --
Unrealized loss on investments........             (255)                     --
                                         --------------          --------------
          Comprehensive loss..........         $(10,214)              $  (3,945)
                                         ==============          ==============

6. NET LOSS PER SHARE

     Net loss per share is calculated in accordance with SFAS No. 128, "Earnings per Share" and SEC Staff Accounting Bulletin No. 98 ("SAB 98"). Under the provisions of SFAS No. 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common and potential common shares outstanding during the period if their effect is dilutive. Potential common shares are comprised of common stock subject to repurchase and incremental shares of common stock issuable upon the exercise of stock options and upon the conversion of convertible preferred stock.

     The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except per share amounts):

                                                                                         Three Months Ended,
                                                                          -------------------------------------------------
                                                                              February 29,                 February 28,
                                                                                 2000                          1999
                                                                          ------------------             ------------------
     Net loss...........................................................            $ (9,511)                       $(3,945)
                                                                          ------------------             ------------------

     Basic and diluted:
          Weighted average common shares outstanding....................             182,046                         67,847
          Weighted average common shares subject to repurchase..........              (5,585)                        (5,896)
                                                                          ------------------             ------------------

     Weighted average common shares used to
          Compute basic and diluted net loss per share..................             176,461                         61,951
                                                                          ------------------             ------------------

      Net loss per share - basic and diluted............................            $  (0.05)                       $ (0.06)
                                                                          ==================             ==================

The following table sets forth potential common shares that are not included in the diluted net loss per share calculation above because to do so would be anti-dilutive as of the periods indicated (in thousands):

                                                                             February 29,             February 28,
                                                                                 2000                     1999
                                                                          --------------------      ------------------
     Preferred stock....................................................                   --                   81,678
     Common stock subject to repurchase.................................                5,029                    6,318
     Stock options......................................................               38,435                   31,614
                                                                          -------------------      -------------------
                                                                                       43,464                  119,610
                                                                          ===================      ===================

7. RELATED PARTY TRANSACTIONS

     The Company has entered into transactions with Cisco Systems, Inc., a principal stockholder of the Company, and with Reuters Group PLC, including its wholly owned subsidiaries (collectively, "Reuters"), a majority stockholder of the Company in fiscal 2000 and 1999.

     The Company recognized $5.0 million and $3.7 million in revenue from Reuters for the first fiscal quarter in 2000 and 1999, respectively. In addition, the Company paid Reuters $912,000 in royalties and commissions in the first quarter of fiscal 2000.

     The Company recorded $1.0 million in revenue from Cisco in the first quarter of 2000.

8. SUBSEQUENT EVENTS

     In March 2000, the Company sold approximately 4,775,750 shares of common stock (including 750,000 shares sold pursuant to the underwriters' over-allotment option) at $106.00 per share. Net proceeds aggregated approximately $481.0 million.

     The Company has made approximately $12.0 million in investments in privately held companies subsequent to February 29, 2000 and intends to carry these investments at cost.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates" and similar expressions identify such forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements. Factors which could cause actual results to differ materially include those set forth in the following discussion, and, in particular, the risks discussed below under the subheading "Factors that May Affect Operating Results." Unless required by law, the Company undertakes no obligation to update publicly any forward-looking statements.

OVERVIEW

     We develop and market a suite of eBusiness infrastructure software products that enables businesses to link internal operations, business partners and customer channels in real time. We are the successor to a portion of the business of Teknekron Software Systems, Inc. Teknekron developed software, known as the TIB technology, for the integration and delivery of market data, such as stock quotes, news and other financial information, in trading rooms of large banks and financial services institutions. In 1992, Teknekron expanded its development efforts to include solutions designed to enable complex and disparate manufacturing equipment and software applications--primarily in the semiconductor fabrication market--to communicate within the factory environment. Teknekron was acquired by Reuters in 1994. Following the acquisition, continued development of the TIB technology was undertaken to expand its use in the financial services markets. In January 1997, our company, TIBCO Software Inc., was established as an entity separate from Teknekron.

     We were formed to create and market software solutions for use in the integration of business information, processes and applications in diverse markets and industries outside the financial services sector. In connection with our establishment as a separate entity, Reuters transferred to us certain assets and liabilities related to our business and granted to us a royalty-free license to the intellectual property incorporated into some of our current software products. Reuters also assigned to us license and service contracts primarily within the manufacturing and energy markets.

     We recognize license revenue when a signed contract or other persuasive evidence of an arrangement exists, the software has been shipped or electronically delivered, the license fee is fixed or determinable, and collection of the resulting receivable is probable. When contracts contain multiple elements wherein vendor specific objective evidence exists for all undelivered elements, we account for the delivered elements in accordance with the "Residual Method" prescribed by SOP 98-9. Any maintenance revenue included in these arrangements is recognized ratably over the term of the arrangement. Revenue from subscription license agreements, which include software, rights to future products and maintenance, is recognized ratably over the term of the subscription period. Revenue on shipments to resellers, which is generally subject to certain rights of return and price protection, is recognized when the products are sold by the resellers to the end-user.

     We recognize service revenue as the services are performed or on the percentage-of-completion method of accounting, depending on the nature of the project. Under the percentage-of-completion method, revenue recognized is that portion of the total contract price equal to the ratio of costs expended to date to the anticipated final total cost, based on current estimates of the cost to complete the project. To the extent that these arrangements include license fees, such fees are recorded as license revenue based on the percentage-of-completion ratio. If the total estimated cost to complete a project exceeds the total contract amount, indicating a loss, the entire anticipated loss would be recognized currently.

     Our distributors generally pay us negotiated royalties on their sales of our products. Reuters distributes our products to customers in the financial services market segment. Through December 2001, Reuters must pay us product fees based on a percentage of the revenue it derives from the sale of licenses and maintenance for our products. Under our license agreement with Reuters, minimum guaranteed product fees will be $18.0 million in calendar 2000 and $20.0 million in calendar 2001. We will recognize revenue in the amount of these guaranteed product fees ratably over the contractual period. In any period where actual product fees exceed the minimum guaranteed product fees for the year, the actual product fees and cumulative minimum guaranteed product fees will be recognized as revenue.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, certain financial data as a percent of revenue:

                                                                   Three Months Ended
                                                            ---------------------------------
                                                              February 29,      February 28,
                                                                  2000              1999
                                                                  ----              ----
Revenue:
     License..........................................                67.6%             53.9%
     Service and maintenance..........................                32.4              46.1
                                                            --------------------------------
       Total  revenue.................................               100.0             100.0
Cost of revenue.......................................                29.7              41.7
                                                            --------------------------------
Gross profit..........................................                70.3              58.3
                                                            --------------------------------

Operating expenses:
      Research and development........................                25.7              31.3
      Sales and marketing.............................                37.0              30.1
      General and administrative......................                 7.4               8.5
      Amortization of stock-based compensation........                21.8               8.8
      Amortization of goodwill and acquired
       intangibles....................................                 3.7                --
                                                            --------------------------------
       Total operating expenses.......................                95.6              78.7
                                                            --------------------------------
Loss from operations..................................               (25.3)            (20.4)
Interest and other income (expense), net..............                 2.6              (1.5)
                                                            --------------------------------
Net loss..............................................               (22.7)            (21.9)
                                                            ================================

REVENUE

     Total Revenue. Total revenue increased 132.8% to $42.0 million for the three-months ended February 29, 2000 from $18.0 million for the same period of the prior year. Total revenue increased primarily due to the increase in license revenue. Reuters accounted for 11.3% and 20.5% of total revenue for the first fiscal quarter in 2000 and 1999, respectively. Cedel Global Services accounted for 10.2% of the Company's first quarter 1999 revenue.

     License Revenue. License revenue increased 191.9% to $28.4 million for the three-months ended February 29, 2000 from $9.7 million for the same period of the prior year. These increases were due primarily to the increased volume and average size of sales of our TIB products. License revenue was 67.6% and 53.9% of total revenue for the first fiscal quarter of 2000 and 1999, respectively. The growth in license revenue as a percentage of total revenue reflects our strategy of pursuing a license-driven business model and the increasing acceptance of our products in key vertical markets such as telecommunications, energy and manufacturing. We believe that license revenue will continue to grow as a percentage of total revenue in fiscal 2000.

     Service and Maintenance Revenue. Service and maintenance revenue increased 63.7% to $13.6 million for the three-months ended February 29, 2000 from $8.3 million for the same period of the prior year. Service and maintenance revenue was 46.1% and 32.4% of total revenue in the first quarter of fiscal 2000 and 1999, respectively. The increase in service and maintenance revenue was primarily due to the additional maintenance revenue related to the growth in license revenue. We believe service and maintenance revenue will continue to decline modestly in fiscal 2000 as a percentage of total revenue as license revenue continues to increase as a percentage of total revenue.

COST OF REVENUE

     Cost of revenue consists primarily of salaries and third-party contractor and associated expenses primarily related to providing project implementation services and, to a lesser extent, the cost of providing maintenance and customer support services. The majority of our cost of revenue is directly related to our service revenue. Cost of revenue increased 65.9% to $12.5 million for the three-months ended February 29, 2000 from $7.5 million for the same period of the prior year. Cost of revenue was 29.7% and 41.7% of total revenue in the first quarter of fiscal 2000 and 1999, respectively. The increase in cost of revenue in absolute dollars, was primarily due to the cost of the additional technical staff to support our growing installed base of customers. The decrease in cost of revenue as a percentage of total revenue was due primarily to the increase in license revenue as a percentage of total revenue.

OPERATING EXPENSES

     Research and Development Expenses. Research and development expenses consist primarily of personnel and related costs associated with the development of our TIB products. Research and development expenses increased 90.8% to $10.8 million from $5.6 million for the same period of the prior year. These increases were due primarily to increases in our development staff as we continued to expand the TIB product offerings and upgrade the performance of existing products. Research and development expenses were 25.7% and 31.3% of total revenue in the first quarter of fiscal 2000 and 1999, respectively. The decrease in research and development expenses, as a percent of revenue, in the first fiscal quarter of 2000 is due to the rapid increase in revenue. We believe that continued investment in research and development is critical to attaining our strategic objectives and, as a result, we expect that spending on research and development will continue to increase in absolute dollars for the foreseeable future.

     Sales and Marketing Expenses. Sales and marketing expenses consist primarily of personnel and related costs of our direct sales force and marketing staff and the cost of marketing programs, including advertising, trade shows, promotional materials and customer conferences. Sales and marketing expenses increased 186.7% to $15.5 million for the three-months ended February 29, 2000 from $5.4 million for the same period of the prior year. Sales and marketing expenses were 37.0% and 30.1% of total revenue in the first quarter of fiscal 2000 and 1999, respectively. These increases resulted primarily from the expansion of our domestic and international direct sales force dedicated to selling our expanding family of TIB products. We intend to continue to increase staff in our direct sales organization and to develop product marketing and branding campaigns and, accordingly, expect that sales and marketing expenditures will continue to increase substantially in absolute dollars and increase moderately as a percentage of total revenue for fiscal 2000.

     General and Administrative Expenses. General and administrative expenses consist primarily of personnel and related costs for general corporate functions, including executive, legal, finance, accounting, human resources and information systems. General and administrative expenses increased 101.4% to $3.1 million for the first quarter of fiscal 2000 from $1.5 million for the same period of the prior year. General and administrative expenses were 8.5% and 7.4% of total revenue for the first quarters of fiscal 2000 and 1999, respectively. These increases were primarily a result of increased staffing and associated operational costs related to building our general and administrative infrastructure. We believe that general and administrative expenses will increase moderately in absolute dollars but remain relatively stable as a percentage of total revenue for fiscal 2000 as we develop our infrastructure to support a larger, more global organization.

     Amortization of Stock-based Compensation. Amortization of stock-based compensation expense was $9.2 million and $1.6 million in the first quarter of fiscal 2000 and 1999, respectively. The increase was due primarily to charges associated with the stock options granted to consultants.

     In connection with the grant of stock options to employees and non-employee directors, we recorded aggregate unearned compensation of $27.2 million, representing the difference between the deemed fair value of our common stock at the date of grant and the exercise price of such options. Such amount is presented as a reduction of stockholders' equity and amortized over the vesting period of the applicable option. We expect to amortize $3.9 million, $3.5 million, $2.0 million, $0.9 million and $0.1 million of unearned stock-based compensation for the remainder of fiscal 2000 and in fiscal 2001, 2002, 2003 and 2004, respectively.

     Stock-based compensation expense related to stock options granted to consultants is recognized as earned, using the multiple option method as prescribed by FASB Interpretation No. 28. At each reporting date, we re-value the stock-based compensation using the Black-Scholes option pricing model. As a result, the stock-based compensation expense will fluctuate as the fair market value of our common stock fluctuates. As of February 29, 2000, we expect to amortize stock-based compensation expense of $22.3 million, $14 million, $7.5 million and $3.5 million for the remainder of fiscal 2000 and in fiscal 2001, 2002 and 2003, respectively assuming no change in the underlying value of our common stock.

     Interest and other Income (Expense), Net. Interest and other income (expense), net, includes interest and other miscellaneous income and expense items. Other income, net, was $1.1 million for the quarter ended February 29, 2000 compared to other expense, net, of $274,000 for the quarter ended February 28, 1999. The increase in fiscal 2000 was due primarily to interest income earned from our investments which increased significantly as a result of the investment of the proceeds from our initial public offering in July 1999.

LIQUIDITY AND CAPITAL RESOURCES

     At February 29, 2000, the Company had cash, cash equivalents and investments of $93.6 million which represents an increase of $3.8 million from November 30, 1999.

     Net cash provided by operations for the three months ended February 29, 2000 was $3.6 million compared to net cash provided by operations of $924,000 for the comparable period of the prior year. Cash provided by operating activities for the three months ended February 29, 2000 resulted primarily from decreases in accounts receivable and increases in deferred revenue offset by an increase in other assets and a decrease in accrued liabilities. Capital expenditures were $1.7 million during the three months ended February 29, 2000 compared to $477,000 for the comparable period of the prior year. Capital expenditures were primarily related to the installation of computer hardware and software as well as capital expenditures related to office facilities. Cash flow from financing activities of $2.5 million resulted primarily from the proceeds from issuance of common stock related to the exercise of stock options and employee stock purchases under the Company's Employee Stock Purchase Plan. The Company currently believes that for the remainder of fiscal 2000, capital expenditures for computer and communication equipment, furniture and leasehold improvements will be less than $10 million.

     The Company believes that its current cash, investment balances and proceeds from its common stock offering subsequent to the end of its first fiscal quarter and cash flow from operations will be sufficient to meet its working capital and capital expenditure requirements for at least the next twelve months. The Company may also utilize cash to acquire or invest in complementary businesses or to obtain the right to use complementary technologies.

FACTORS THAT MAY AFFECT OPERATING RESULTS

We have a history of losses and we expect future losses, and if we do not achieve and sustain profitability our business will suffer and our stock price may decline

     Although our revenue has increased in recent quarters, we may not be able to sustain our growth or obtain sufficient revenue to achieve and sustain profitability. We incurred net losses of approximately $13.0 million and $19.5 million in fiscal 1998 and 1999, respectively. In addition, we incurred a net loss of $9.5 million in the first quarter of fiscal 2000. As of February 29, 2000, we had an accumulated deficit of approximately $46.6 million.

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

     Reuters has access to the intellectual property used in our products, and could use the intellectual property to compete with us. We license the underlying TIB messaging technology incorporated into some of our important TIB products from Reuters. We do not own this technology. Reuters is not restricted from using the TIB technology to produce products that compete with our products, and it can grant limited licenses to the TIB technology to others who may compete with us. In addition, we must license all the intellectual property and products we create through December 2011 to Reuters. This will place Reuters in a position to more easily develop products that compete with our product offerings.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Quantitative and qualitative information about market risk was addressed in
Item 7 of the Company's Form 10-K for the fiscal year ended November 30, 1999. There has been no material change to that information required to be disclosed in this Quarterly Report on Form 10-Q.

                         PART II -- OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

     None.

ITEM 2.   CHANGE IN SECURITIES AND USE OF PROCEEDS

     Not applicable.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

     Not applicable.

ITEM 4.   SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

     On January 24, 2000, at a Special Meeting of Stockholders the following amendments to the Company's 1996 Stock Option Plan were approved:

     (a) an increase in the number of shares reserved for issuance thereunder by 3,822,514 shares for an aggregate of 21,162,505 shares; and

     (b) the modification of the provisions relating to the annual increase in the number of shares reserved for issuance thereunder such that the annual increase will be equal to the lesser of (i) 20,000,000 shares or (ii) 5% of the outstanding shares on such date.

     The total number of shares entitled to vote at this meeting was 60,409,342 shares and the tabulation of proxies is as follows:

                    For             Against             Abstain            Broker Non-Votes
                    ---             -------             -------            ----------------
                 40,031,555        2,144,975             5,200                    N/A

ITEM 5.   OTHER INFORMATION

     None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits:

          Exhibit
          -------
          Number    Description
          ------    -----------
           10.5     1998 Director Stock Option Plan, as amended.
           10.13    Lease Agreement dated September 24, 1999 between The Board of Trustees of the Leland Stanford Junior University and
                    TIBCO Software Inc.
           10.14    Lease Agreement dated January 21, 2000 between Spieker
                    Properties, L.P. and TIBCO Software Inc.
           27.1     Financial Data Schedule.

(b)  Reports on Form 8-K:

              No reports on Form 8-K were filed during the quarter ended February 29, 2000.

                                  SIGNATURES

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


                              TIBCO SOFTWARE INC.

                              By: /s/ Paul G. Hansen
                                 -------------------------------------
                                 Paul G. Hansen
                                 Executive Vice President,
                                 Finance and  Chief Financial Officer

                              By: /s/ Ginger M. Kelly
                                 -------------------------------------
                                 Ginger M. Kelly
                                 Corporate Controller
                                 and Chief Accounting Officer

Dated April 17, 2000