Form 10-Q
period 2000-05-31
TIBCO SOFTWARE INC
filed 2000-07-17
CIK 1085280

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

  [X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE QUARTERLY PERIOD ENDED MAY 31, 2000

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

                                Yes [ X ] No [ ]

The number of shares outstanding of the registrant's Common Stock, $0.001 par value, as of June 28, 2000 was 189,832,813.

                               TIBCO SOFTWARE INC

                                      INDEX

                         PART I - FINANCIAL INFORMATION

 Item                                                                                                 Page No.
 ----        ---------------------------------------------------------------------------------------- --------
Item 1       Financial Statements:

             Condensed Consolidated Balance Sheets as of May 31, 2000 and November 30, 1999
             (Unaudited).............................................................................     3

             Condensed Consolidated Statements of Operations for the three-months and the six-months
              ended May 31, 2000 and May 31, 1999 (Unaudited)........................................     4

             Condensed Consolidated Statements of Cash Flows for the six-months ended May
             31, 2000 and May 31, 1999 (Unaudited)...................................................     5

             Notes to Condensed Consolidated Financial Statements (Unaudited)........................     6

Item 2       Management's Discussion and Analysis of Financial Condition and Results of
             Operations..............................................................................    10

Item 3       Quantitative and Qualitative Disclosures about Market Risk..............................    16

                                               PART II - OTHER INFORMATION

Item 1       Legal Proceedings.......................................................................    18

Item 2       Changes in Securities and Use of Proceeds...............................................    18

Item 3       Defaults Upon Senior Securities.........................................................    18

Item 4       Submission of Matters to a Vote of Security Holders.....................................    18

Item 5       Other Information.......................................................................    18

Item 6       Exhibits and Reports on Form 8-K........................................................    18

             Signatures..............................................................................    19

                         PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                               TIBCO SOFTWARE INC.
                      Condensed Consolidated Balance Sheets
                                 (in thousands)

                                                                 May 31,           November 30,
                                                                   2000                1999
                                                            -----------------   -----------------
                                                                         (Unaudited)
ASSETS
Current Assets:
     Cash and cash equivalents...........................   $      348,535      $        13,681
     Short-term investments..............................          208,360               76,126
     Accounts receivable, net............................           52,331               38,599
     Accounts receivable from related parties, net.......            4,038                3,886
     Other current assets................................            8,388                5,031
                                                            -----------------    -----------------
          Total current assets...........................          621,652              137,323

Property and equipment, net..............................           15,419               10,423
Other assets.............................................           19,841                1,171
Goodwill and acquired intangibles, net...................           27,555               30,721
                                                            -----------------    -----------------
                                                              $    684,467         $    179,638
                                                            =================    =================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable....................................   $        8,167       $        7,501
     Accrued liabilities.................................           23,989               21,128
     Deferred revenue....................................           22,522               13,091
                                                            -----------------    -----------------
          Total current liabilities......................           54,678               41,720
                                                            -----------------    -----------------

Stockholders' equity:
     Common stock........................................              189                  181
     Additional paid-in capital..........................          689,140              182,939
     Unearned  stock-based compensation..................           (8,847)              (8,083)
     Accumulated other comprehensive loss................             (592)                 (24)
     Accumulated deficit.................................          (50,101)             (37,095)
                                                            -----------------    -----------------
          Total stockholders' equity.....................          629,789              137,918
                                                            -----------------    -----------------
                                                               $   684,467          $   179,638
                                                            =================    =================

     See accompanying notes to condensed consolidated financial statements.

                               TIBCO SOFTWARE INC.
                 Condensed Consolidated Statements of Operations
                      (in thousands, except per share data)

                                                                 Three Months Ended                      Six Months Ended
                                                      ------------------------------------    ----------------------------------
                                                           May 31,             May 31,            May 31,             May 31,
                                                            2000                1999                2000               1999
                                                      ----------------    ----------------    ---------------     --------------
                                                                  (Unaudited)                             (Unaudited)
License revenue:
     Non-related parties...........................          $  31,638          $    7,709         $   54,784          $  15,124
     Related parties...............................              5,040               4,631             10,259              6,935
                                                       ----------------    ----------------    ---------------     --------------
          Total license revenue....................             36,678              12,340             65,043             22,059
                                                       ----------------    ----------------    ---------------     --------------
Service and maintenance revenue:
     Non-related parties...........................             16,636               8,470             29,413             15,329
     Related parties...............................                740                 240              1,554              1,684
                                                       ----------------    ----------------    ---------------     --------------
          Total service and maintenance revenue....             17,376               8,710             30,967             17,013
                                                        ---------------     ---------------    ---------------     --------------
               Total revenue.......................             54,054              21,050             96,010             39,072
Cost of revenue....................................             14,656               8,727             27,115             16,240
                                                       ----------------    ----------------    ---------------     --------------
Gross profit.......................................             39,398              12,323             68,895             22,832
                                                       ----------------    ----------------    ---------------     --------------

Operating expenses:
     Research and development......................             13,187               6,265             23,961             11,911
     Sales and marketing...........................             20,586               7,513             36,113             12,929
     General and administrative....................              3,748               2,004              6,791              3,536
     Amortization of stock-based compensation......             10,404               1,821             19,563              3,408
     Amortization of goodwill and acquired
      Intangibles .................................              1,562                  --              3,166                 --
                                                       ----------------    ----------------    ---------------     --------------
          Total operating expenses.................             49,487              17,603             89,594             31,784
                                                       ----------------    ----------------    ---------------     --------------
Loss from operations...............................            (10,089)             (5,280)           (20,699)            (8,952)
Interest and other income (expense), net...........              6,594                 267              7,693                 (7)
                                                       ----------------    ----------------    ---------------     --------------
Net loss...........................................          $  (3,495)         $   (5,013)        $  (13,006)         $  (8,959)
                                                       ================    ================    ===============     ==============

Net loss per share:
     Basic and diluted.............................          $   (0.02)         $    (0.08)        $    (0.07)         $   (0.14)
                                                       ================    ================    ===============     ==============

     Weighted average common shares outstanding....            182,859              63,059            179,660             62,505
                                                       ================    ================    ===============     ==============

     See accompanying notes to condensed consolidated financial statements.

                               TIBCO SOFTWARE INC.
                 Condensed Consolidated Statements of Cash Flows
                                 (in thousands)

                                                                                   Six Months Ended
                                                                           ------------------------------------
                                                                                May 31,             May 31,
                                                                                 2000                1999
                                                                           ----------------    ----------------

                                                                                      (Unaudited)

Cash flows from operating activities:
   Net loss .........................................................        $   (13,006)        $   (8,959)
   Adjustments to reconcile net loss to net cash provided by operating activities:
     Depreciation and amortization ..................................              1,712                850
     Amortization of goodwill and other intangibles..................              3,166                 --
     Amortization of unearned compensation...........................             19,563              3,408
     Changes in assets and liabilities:
        Accounts receivable..........................................            (13,732)            (7,192)
        Accounts receivable from related parties.....................               (152)               872
        Other assets.................................................             (8,027)              (831)
        Accounts payable.............................................                666              1,012
        Accrued liabilities..........................................              2,861                541
        Deferred revenue.............................................              9,431                100
                                                                          ----------------    ----------------
              Net cash provided (used) by operating activities.......              2,482            (10,199)
                                                                          ----------------    ----------------

Cash flows from investing activities:
   Deposits held by Reuters..........................................                --              12,954
   Purchases of investments..........................................           (169,889)                --
   Sales and maturities of investments, net..........................             42,064                 --
   Purchases of property and equipment...............................             (6,708)            (1,504)
   Investments in private equity investments.........................            (14,000)                --
   Investments pledged as security for letter of credit..............             (5,000)                --
                                                                          ----------------    ----------------
              Net cash provided (used) by investing activities.......           (153,533)            11,450
                                                                          ----------------    ----------------
Cash flows from financing activities:
    Proceeds from issuance of common stock...........................            485,882              1,487
                                                                          ----------------    ----------------
              Net cash provided by financing activities..............            485,882              1,487
                                                                          ----------------    ----------------
Effect of exchange rate changes on cash..............................                 23                 --
                                                                          ----------------    ----------------

Net change in cash and cash equivalents..............................            334,854              2,738

Cash and cash equivalents at beginning of period.....................             13,681                547
                                                                          ----------------    ----------------
Cash and cash equivalents at end of period...........................        $   348,535          $   3,285
                                                                          ================    ================

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

     For purposes of presentation, the Company has indicated the second quarter of fiscal 2000 and 1999 as ending on May 31, 2000 and May 31, 1999, respectively; whereas, in fact the Company's second fiscal quarters end on the Friday nearest the end of May.

     The results of operations for the three months and six months ended May 31, 2000 are not necessarily indicative of the results that may be expected for the year ending November 30, 2000 or any other future interim period, and the Company makes no representations related thereto.

     In June 1999, the Company's Board of Directors approved a one-for-two reverse stock split of Company's outstanding shares which became effective on July 13, 1999 and in January 2000, the Company's Board of Directors effected a three-for-one stock split payable in the form of a dividend of two additional shares of the Company's common stock for every share owned by stockholders which became effective on February 18, 2000. All share and per share data have been adjusted to retroactively reflect these splits.

     The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

     $3.6 million due from related parties at November 30, 1999 was included with accounts receivable in the prior period consolidated financial statements and has been reclassified to accounts receivable from related parties, net to conform to the current year presentation.

2.   BALANCE SHEET COMPONENTS

                                                                May 31,           November 30,
                                                                 2000                 1999
                                                            ------------         -------------
Accounts receivable, net:
     Accounts receivable..............................      $     50,381         $      35,519
     Unbilled fees and services.......................             4,896                 5,313
                                                            ------------         -------------
                                                                  55,277                40,832
     Less: Allowances for doubtful accounts,
           returns and discounts......................            (2,946)               (2,233)
                                                            ------------         -------------
                                                            $     52,331          $     38,599
                                                            ============         =============

                                                                May 31,           November 30,
                                                                 2000                 1999
                                                            -----------          ------------
Property and equipment, net:
     Equipment........................................      $   12,413           $   10,289
     Furniture and fixtures...........................           1,284                  515
     Leasehold improvements...........................           5,985                4,420
                                                            ----------           ----------
                                                                19,682               15,224
     Less: Accumulated depreciation and amortization..          (4,263)              (4,801)
                                                            ----------           ----------
                                                            $   15,419           $   10,423
                                                            ==========           ==========
Accrued liabilities:
     Compensation and employee related................      $   16,615           $   13,201
     Expenses.........................................           7,374                7,927
                                                            ----------           ----------
                                                            $   23,989           $   21,128
                                                            ==========           ==========

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

4.   REVENUE RECOGNITION

     Effective in fiscal 1999, the Company adopted Statement of Position ("SOP") 97-2, "Software Revenue Recognition" and its related amendments. SOP 97-2 provides guidance on applying generally accepted accounting principles in recognizing revenue on software transactions and supercedes the previous guidance provided by SOP 91-1. The adoption of SOP 97-2 did not have a material impact on the Company's consolidated financial position or results of operations.

     License revenue consists principally of revenue earned under software license agreements. License revenue is generally recognized when a signed contract or other persuasive evidence of an arrangement exists, the software has been shipped or electronically delivered, the license fee is fixed or determinable, and collection of the resulting receivable is probable. When contracts contain multiple elements wherein vendor specific objective evidence exists for all undelivered elements, the Company accounts for the delivered elements in accordance with the "Residual Method" prescribed by SOP 98-9. Any maintenance revenue included in these arrangements is recognized ratably over the term of the arrangement. Revenue from subscription license agreements, which include software, rights to future products and maintenance, is recognized ratably over the term of the subscription period. Revenue on shipments to resellers is recognized when the products are sold by the resellers to the end-user customer.

     Service revenue consists primarily of revenue received for implementation of system solutions, on-site support, consulting and training. Service revenue is generally recognized as the services are performed or on the percentage-of-completion method of accounting, depending on the nature of the project. Under the percentage-of-completion method, revenue recognized is that portion of the total contract price equal to the ratio of costs expended to date to the anticipated final total costs, based on current estimates of the costs to complete the project. To the extent that these arrangements include license fees which can be determined based on vendor specific evidence of fair value, such fees are recorded as license revenue based on the percentage-of-completion ratio. If the total estimated costs to complete a project exceed the total contract amount, indicating a loss, the entire anticipated loss would be recognized currently.

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

5.   COMPREHENSIVE INCOME (LOSS)
Comprehensive loss includes foreign currency translation gains and losses and other unrealized investment gains and losses that have been previously excluded from net loss and reflected instead in equity. A summary of comprehensive loss is as follows:

                                                      Three Months Ended                     Six Months Ended
                                              -----------------------------------    ----------------------------------
                                                  May 31,            May 31,            May 31,             May 31,
                                                   2000                1999               2000               1999
                                              ----------------    ---------------    ---------------     --------------
Net loss................................           $ (3,495)           $(5,013)         $ (13,006)           $(8,959)
Translation gain........................                472                 --                 24                 --
Unrealized loss on investments..........               (336)                --               (592)                --
                                              ----------------    ---------------    ---------------     --------------
          Comprehensive loss............           $ (3,359)           $(5,013)         $ (13,574)           $(8,959)
                                              ================    ===============    ===============     ==============

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

     The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except per share amounts):

                                                                  Three Months Ended                   Six Months Ended
                                                             -------------------------------    -------------------------------
                                                               May 31,           May 31,           May 31,           May 31,
                                                                2000              1999              2000              1999
                                                             -------------     -------------     -------------     ------------
     Net loss..........................................      $   (3,495)       $   (5,013)       $   (13,006)      $    (8,959)
                                                             =============     =============     =============     ============

     Basic and diluted:
       Weighted average common shares outstanding......         187,791            69,439            184,919            68,643
       Weighted average common shares subject to
           repurchase .................................          (4,932)           (6,380)            (5,259)           (6,138)
                                                             -------------     -------------     -------------     ------------

     Weighted average common shares used to
       Compute basic and diluted net loss per share ..          182,859            63,059            179,660            62,505
                                                             =============     =============     =============     ============

     Net loss per share - basic and diluted ...........      $    (0.02)       $    (0.08)       $     (0.07)      $     (0.14)
                                                             =============     =============     =============     ============

The following table sets forth potential common shares that are not included in the diluted net loss per share calculation above because to do so would be anti-dilutive as of the periods indicated (in thousands):

                                                    May 31,           May 31,
                                                     2000               1999
                                                --------------     -------------

     Preferred stock............................            --            81,678
     Common stock subject to repurchase.........         4,598             6,255
     Stock options..............................        38,424            30,832
                                                --------------     -------------
                                                        43,022           118,765
                                                ==============     =============

7.   RELATED PARTY TRANSACTIONS

     The Company has entered into commercial transactions with Cisco Systems, Inc., a principal stockholder of the Company, and with Reuters Group PLC, including its wholly owned subsidiaries (collectively, "Reuters"), a majority stockholder of the Company in fiscal 2000 and 1999.

     The Company recognized $4.6 million and $4.9 million in revenue from Reuters for the second fiscal quarter in 2000 and 1999, respectively and $9.6 and $8.6 for the six-month periods ended May 31, 2000 and 1999, respectively. In addition, the Company paid Reuters $0.7 million in royalties and commissions in the second quarter of fiscal 2000.

     The Company recorded $1.1 million and $2.2 million in revenue from Cisco Systems, Inc. in the three-month period and the six-month period ended May 31, 2000, respectively.

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

OVERVIEW

     We develop and market eBusiness infrastructure software products that enable businesses to link internal operations, business partners and customer channels in real time. We are the successor to a portion of the business of Teknekron Software Systems, Inc. Teknekron developed software, known as the TIB technology, for the integration and delivery of market data, such as stock quotes, news and other financial information, in trading rooms of large banks and financial services institutions. In 1992, Teknekron expanded its development efforts to include solutions designed to enable complex and disparate manufacturing equipment and software applications--primarily in the semiconductor fabrication market--to communicate within the factory environment. Teknekron was acquired by Reuters in 1994. Following the acquisition, continued development of the TIB technology was undertaken to expand its use in the financial services markets. In January 1997, our company, TIBCO Software Inc., was established as an entity separate from Teknekron.

     We were formed to create and market software product solutions for use in the integration of business information, processes and applications in diverse markets and industries outside the financial services sector. In connection with our establishment as a separate entity, Reuters transferred to us certain assets and liabilities related to our business and granted to us a royalty-free license to the intellectual property incorporated into some of our current software products. Reuters also assigned to us license and service contracts primarily within the manufacturing and energy markets.

     We recognize license revenue when a signed contract or other persuasive evidence of an arrangement exists, the software has been shipped or electronically delivered, the license fee is fixed or determinable, and collection of the resulting receivable is probable. When contracts contain multiple elements wherein vendor specific objective evidence exists for all undelivered elements, we account for the delivered elements in accordance with the "Residual Method" prescribed by SOP 98-9. Any maintenance revenue included in these arrangements is recognized ratably over the term of the arrangement. Revenue from subscription license agreements, which include software, rights to future products and maintenance, is recognized ratably over the term of the subscription period. Revenue on shipments to resellers is recognized when the products are sold by the resellers to the end-user.

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

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, certain financial data as a percent of revenue:

                                                               Three Months Ended            Six Months Ended
                                                            -------------------------    -------------------------
                                                               May 31,        May 31,       May 31,        May 31,
                                                                2000           1999           2000          1999
                                                            -------------------------    -------------------------
Revenue:
     License...........................................         67.9%          58.6%         67.7%          56.5%
     Service and maintenance...........................         32.1           41.4          32.3           43.5
                                                            -------------------------    -------------------------
          Total  revenue...............................        100.0          100.0         100.0          100.0
Cost of revenue........................................         27.1           41.5          28.2           41.6
                                                            -------------------------    -------------------------
Gross profit...........................................         72.9           58.5          71.8           58.4
                                                            -------------------------    -------------------------

Operating expenses:
     Research and development..........................         24.4           29.8          25.0           30.5
     Sales and marketing...............................         38.1           35.7          37.6           33.1
     General and administrative........................          6.9            9.5           7.1            9.0
     Amortization of stock-based compensation..........         19.3            8.6          20.4            8.7
     Amortization of goodwill and acquired intangibles.          2.9            --            3.3            --
                                                            -------------------------    -------------------------
          Total operating expenses.....................         91.6           83.6          93.4           81.3
                                                            -------------------------    -------------------------
Loss from operations...................................        (18.7)         (25.1)        (21.6)         (22.9)
Interest and other income (expense), net...............         12.2            1.3           8.0            0.0
                                                            -------------------------    -------------------------
Net loss...............................................         (6.5)         (23.8)        (13.6)         (22.9)
                                                            =========================    =========================

REVENUE

     Total Revenue. Total revenue increased 156.8% to $54.1 million for the three months ended May 31, 2000 from $21.1 million for the same period of the prior year. Total revenue increased 145.7% to $96.0 million for the six-month period ended May 31, 2000 from $39.1 million in the same period of the prior year. Total revenue increased primarily due to an increase in the volume of our sales of our products and an increase in services to new and existing customers. Reuters accounted for approximately 8.6% and 23.1% of total revenue for the second fiscal quarter in 2000 and 1999, respectively. Cedel Global Services accounted for approximately 10% of the Company's revenue for the three-month and six-month periods ended May 31, 1999.

     License Revenue. License revenue increased 197.2% to $36.7 million for the three-months ended May 31, 2000 from $12.3 million for the same period of the prior year. License revenue increased 194.9% to $65.0 million for the six-month period ended May 31, 2000. These increases were due primarily to the increased volume of sales from a broader suite of products. License revenue was 67.9% and 58.6% of total revenue for the second fiscal quarter of 2000 and 1999, respectively and 67.7% and 56.5% of total revenue for the six-month periods ended May 31, 2000 and 1999, respectively. The growth in license revenue as a percentage of total revenue reflects our strategy of pursuing a license-driven business model and the increasing acceptance of our products in key vertical markets such as telecommunications, energy and manufacturing.

     Service and Maintenance Revenue. Service and maintenance revenue increased 99.5% to $17.4 million for the three-months ended May 31, 2000 from $8.7 million for the same period of the prior year. Service and maintenance revenue increased 82.0% to $31.0 million for the six-month period ended May 31, 2000 from $17.0 million for the same period of the prior year. Service and maintenance revenue was 32.1% and 41.4% of total revenue in the second quarter of fiscal 2000 and 1999, respectively, and was 32.3% and 43.5% of total revenue for the six-month periods ended May

31, 2000 and 1999, respectively. The increases in service and maintenance revenue in absolute dollars were primarily due to the additional maintenance revenue related to the growth in license revenue.

COST OF REVENUE

     Cost of revenue consists primarily of salaries and third-party contractor and associated expenses principally related to providing project architecture and design services and, to a lesser extent, the cost of providing maintenance and customer support services. The majority of our cost of revenue is directly related to our service revenue. Cost of revenue increased 67.9% to $14.7 million for the three-months ended May 31, 2000 from $8.7 million for the same period of the prior year. Cost of revenue increased 67.0% to $27.1 million for the six-month period ended May 31, 2000 from $16.2 million for the same period of the prior year. Cost of revenue was 27.1% and 41.5% of total revenue in the second quarter of fiscal 2000 and 1999, respectively, and was 28.2% and 41.6% for the six-month periods ended May 31, 2000 and 1999, respectively. The increase in cost of revenue, in absolute dollars, was primarily due to the cost of the additional technical staff to support our growing installed base of customers as well as the increased personnel and related costs associated with the delivery of professional services and maintenance. The decrease in cost of revenue as a percentage of total revenue was due primarily to the increase in growth in license revenue as a percentage of total revenue.

OPERATING EXPENSES

     Research and Development Expenses. Research and development expenses consist primarily of salaries, commissions and related costs associated with the development of our products. Research and development expenses increased 110.5% to $13.2 million for the three-months ended May 31, 2000 from $6.3 million for the same period of the prior year. Research and development expenses increased 101.2% to $24.0 million for the six-month period ended May 31, 2000 from $11.9 million for the same period of the prior year. These increases were due primarily to increases in our development staff as we continued to expand our product offerings and upgrade the performance of existing products. Research and development expenses were 24.4% and 29.8% of total revenue in the second quarter of fiscal 2000 and 1999, respectively and were 25.0% and 30.5% for the six-month periods ended May 31, 2000 and 1999, respectively. The decrease in research and development expenses as a percent of revenue is due to the rapid increase in revenue. We believe that continued investment in research and development is critical to attaining our strategic objectives and, as a result, we expect that spending on research and development will continue to increase in absolute dollars for the foreseeable future.

     Sales and Marketing Expenses. Sales and marketing expenses consist primarily of personnel and related costs of our direct sales force and marketing staff and the cost of marketing programs, including advertising, trade shows, promotional materials and customer conferences. Sales and marketing expenses increased 174.0% to $20.6 million for the three-months ended May 31, 2000 from $7.5 million for the same period of the prior year. Sales and marketing expenses increased 179.3% to $36.1 million for the six-month period ended May 31, 2000 from $12.9 million for the same period of the prior year. Sales and marketing expenses were 38.1% and 35.7% of total revenue in the second quarter of fiscal 2000 and 1999, respectively and were 37.6% and 33.1% for the six-month periods ended May 31, 2000 and 199, respectively. These increases resulted primarily from increased salaries, benefits, commissions, facilities and travel costs for sales personnel associated with the expansion of our domestic and international sales force dedicated to selling our expanding family of products. We intend to continue to increase staff in our direct sales organization and to develop product marketing and branding campaigns and, accordingly, expect that sales and marketing expenditures will continue to increase substantially in absolute dollars and increase slightly as a percentage of total revenue for fiscal 2000.

     General and Administrative Expenses. General and administrative expenses consist primarily of personnel and related costs for general corporate functions, including executive, legal, finance, accounting, human resources and information systems. General and administrative expenses increased 87.0% to $3.7 million for the second quarter of fiscal 2000 from $2.0 million for the same period of the prior year. General and administrative expenses increased 92.1% to $6.8 million for the six-month period ended May 31, 2000 from $3.5 million for the same period of the prior year. General and administrative expenses were 6.9% and 9.5% of total revenue for the second quarters of fiscal 2000 and 1999, respectively and were 7.1% and 9.0% for the six-month periods ended May 31, 2000 and 1999, respectively. The increases in dollar terms were primarily a result of increased personnel and related costs and other outside services associated with building our general and administrative infrastructure. We believe that general and administrative expenses will increase moderately in absolute dollars and will increase as a percentage of total revenue for fiscal 2000 as we invest in our infrastructure necessary to support a larger, more global organization.

     Amortization of Stock-based Compensation. Amortization of stock-based compensation expense was $10.4 million and $1.8 million in the second quarter of fiscal 2000 and 1999, respectively. For the six-month periods ended May 31, 2000 and May 31, 1999, amortization of stock-based compensation expense was $19.6 million and $3.4 million, respectively. The increase was due primarily to charges associated with stock options granted to consultants.

     In connection with the grant of stock options to employees and non-employee directors, we recorded aggregate unearned compensation of $27.2 million, representing the difference between the deemed fair value of our common stock at the date of grant and the exercise price of such options. Such amount is presented as a reduction of stockholders' equity and amortized over the vesting period of the applicable option. We expect to amortize $2.4 million, $3.5 million, $2.0 million, $0.9 million and $0.1 million of unearned stock-based compensation for the remainder of fiscal 2000 and in fiscal 2001, 2002, 2003 and 2004, respectively, in connection with stock options granted to employees and non-employee directors.

     Stock-based compensation expense related to stock options granted to consultants is recognized as earned, using the multiple option method as prescribed by FASB Interpretation No. 28. At each reporting date, we re-value the stock-based compensation using the Black-Scholes option pricing model. As a result, the stock-based compensation expense will fluctuate as the fair market value of our common stock fluctuates. As of May 31, 2000, we expect to amortize stock-based compensation expense of $11.1 million, $13.8 million, $2.9million and $1.2 million for the remainder of fiscal 2000 and in fiscal 2001, 2002 and 2003, respectively, in connection with stock options granted to consultants, assuming no change in the underlying value of our common stock.

     Interest and other Income (Expense) Net. Interest and other income (expense), net, includes interest and other miscellaneous income and expense items. Other income, net, was $6.6 million and $7.7 million for the three-month and six-month ended May 31, 2000, respectively, compared to interest and other income, net, of $267,000 and other income expense, net, of $7,000, respectively, for the same periods in the prior years. The increase in fiscal 2000 was due primarily to interest income earned from our investments, which increased significantly as a result of the investment of the proceeds from our initial public offering in July 1999 and our secondary offering in March 2000.

LIQUIDITY AND CAPITAL RESOURCES

     At May 31, 2000, the Company had cash, cash equivalents and investments of $556.9 million, which represents an increase of $467.1 million from November 30, 1999.

     Net cash provided by operations for the six months ended May 31, 2000 was $2.5 million compared to net cash used by operations of $10.2 million for the comparable period of the prior year. Cash provided by operating activities for the six months ended May 31, 2000 resulted primarily from the increase in deferred revenue and the increase in the amortization of goodwill and unearned compensation, offset by the increases in accounts receivable and other assets.

     Net cash used by investing activities for the six months ended May 31, 2000 was $153.5 million compared to cash provided by investing activities of $11.5 million for the same period in 1999. Cash used by investing activities resulted primarily from the net purchase of short-term investments, capital expenditures of $6.7 million and private equity investments of $14.0 million. Capital expenditures were primarily related to the installation of computer hardware and software as well as capital expenditures related to office facilities.

     Cash flow from financing activities of $485.9 million resulted primarily from the proceeds from issuance of common stock in a secondary offering completed in March of 2000, and to a lesser extent from the exercise of stock options and stock purchases under our Employee Stock Purchase Plan. We currently believe that for the remainder of fiscal 2000, capital expenditures for computer and communication equipment, furniture and leasehold improvements will be approximately $15 million.

     We believe that our current cash and investment balances and cash flow from operations will be sufficient to meet its working capital and capital expenditure requirements for at least the next twelve months. We may also utilize cash to acquire or invest in complementary businesses or to obtain the right to use complementary technologies.

FACTORS THAT MAY AFFECT OPERATING RESULTS

We have a history of losses and we expect future losses, and if we do not achieve and sustain profitability our business will suffer and our stock price may decline

     Although our revenue has increased in recent quarters, we may not be able to sustain our growth or obtain sufficient revenue to achieve and sustain profitability. We incurred net losses of approximately $13.0 million and $19.5 million in fiscal 1998 and 1999, respectively. In addition, we incurred a net loss of $3.5 million in the second quarter of fiscal 2000. As of May 31, 2000, we had an accumulated deficit of approximately $50.1 million.

     We have invested significantly in building our sales and marketing organization and in our technology research and development. We expect to continue to spend substantial financial and other resources on expanding our direct sales and marketing activities and developing and introducing enhancements to our existing products and new software products. As a result, we need to generate significant revenue to achieve and maintain profitability. We expect that our sales and marketing expenses, our research and development expenses and our general and administrative expenses will continue to increase in absolute dollars and may increase as percentages of revenue for the foreseeable future.

Our future revenue is unpredictable, and we expect our quarterly operating results to fluctuate, which may cause our stock price to decline

     Period-to-period comparisons of our operating results may not be a good indication of our future performance. Moreover, our operating results in some quarters may not meet the expectations of stock market analysts and investors. In that event, our stock price would likely decline. As a result of our limited operating history and the evolving nature of the markets in which we compete, we may have difficulty accurately forecasting our revenue in any given period. In addition to the factors discussed elsewhere in this section, a number of factors may cause our revenue to fall short of our expectations or cause fluctuations in our operating results, including:

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

There can be no assurance that any of our customers will continue to purchase our products in the future

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

     Reuters has access to the intellectual property used in our products, and could use the intellectual property to compete with us. We license the underlying TIB messaging technology incorporated into some of our important products from Reuters. We do not own this technology. Reuters is not restricted from using the TIB technology to produce products that compete with our products, and it can grant limited licenses to the TIB technology to others who may compete with us. In addition, we must license all the intellectual property and products we create through December 2011 to Reuters. This will place Reuters in a position to more easily develop products that compete with our product offerings.

     We must rely on Reuters and other distributors to sell our products in the financial services market, and they may not be successful in doing so. Under our agreements with Reuters, we are restricted from selling our products and providing consulting services directly to companies in the financial services market and major competitors of Reuters, and from using the TIB technology we license from Reuters to develop products specifically for use by these companies. Accordingly, we must rely on Reuters and other third-party resellers and distributors to sell our products to these companies. Substantially all of our revenue from sales in the financial services market, excluding sales to Cedel Global Services, consists of product fees paid to us by Reuters. Although Reuters is the preferred distributor of our products in the financial services market and is required to pay us guaranteed minimum product fee payments until the end of 2001, Reuters has no contractual obligation to distribute our products to financial services customers. Reuters and other distributors may not be successful in selling our products into the financial services market, or they may elect to sell competitive third-party products into that market, either of which may adversely affect our revenue in that market.

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

The market for eBusiness infrastructure software may not grow as quickly as we anticipate, which would cause our revenues to fall below expectations

     The market for eBusiness infrastructure software is relatively new and evolving. We earn a substantial portion of our revenue from sales of our eBusiness infrastructure software, including application integration software, and related services. We expect to earn substantially all of our revenue in the foreseeable future from sales of these products and services. Our future financial performance will depend on continued growth in the number of organizations demanding software and services for application integration, eBusiness and information delivery and seeking outside vendors to develop, manage and maintain this software for their critical applications. Many of our potential customers have made significant investments in internally developed systems and would incur significant costs in switching to third-party products, which may substantially inhibit the growth of the market for eBusiness infrastructure software. If this market fails to grow, or grows more slowly than we expect, our sales will be adversely affected.

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

The rapid growth of our operations could strain our resources and cause our business to suffer

         Our ability to successfully offer products and services and implement our business plan in a rapidly evolving market requires an effective planning and management process. We are increasing the scope of our operations and we have recently increased our headcount substantially, both domestically and internationally. Our growth has placed and will continue to place a significant strain on our management systems, infrastructure and resources. We expect that we will need to continue to improve our financial and managerial controls, reporting systems and procedures. We will also need to expand, train and manage our workforce worldwide. Furthermore, we expect that we will be required to manage an increasing number of relationships with various customers and other third parties. Failure to expand any of the foregoing areas efficiently and effectively could interfere with the growth of our business as a whole.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We invest in marketable securities in accordance with our investment policy. The primary objectives of our investment policy is to preserve principal, maintain proper liquidity to meet operating needs and maximize yields. Our investment policy specifies credit quality standards for our investments and limits the amount of credit exposure to any single issue, issuer or type of investment. The maximum allowable duration of a single issue is 2.5 years and the maximum allowable duration of the portfolio is 1.3 years.

     At May 31, 2000 we had an investment portfolio of fixed income securities totaling $208.3 million, excluding those classified as cash and cash equivalents. Our investments consist primarily of bank and finance notes, various government obligations and asset-backed securities. These securities are classified as available-for-sale and are recorded on the balance sheet at fair market value with unrealized gains or losses reported as a separate component of stockholders' equity. Unrealized losses are charged against income when a decline in fair market value is determined to be other than temporary. The specific identification method is used to determine the cost of securities sold. Gains and losses on marketable securities are included in net interest income when realized.

     The investment portfolio is subject to interest rate risk and will fall in value in the event market interest rates increase. If market interest rates were to increase uniformly by 50 basis points (approximately 7.0% of current rates in the portfolio) from levels as of May 31, 2000, the fair market value of the portfolio would decline by approximately $1.6 million.

     We develop products in the United States and sell in North America, South America, Asia and Europe. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. A majority of sales are currently made in U.S. dollars, however, a strengthening of the dollar could make our products less competitive in foreign markets.

                          PART II -- OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

          Not applicable.

ITEM 2.      CHANGE IN SECURITIES AND USE OF PROCEEDS

          Not applicable.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

          Not applicable.

ITEM 4.      SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

          Not applicable.

ITEM 5.      OTHER INFORMATION

          None.

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K.

(a)       Exhibits:

                  Exhibit
                  Number            Description
                  -------           -----------

                    27.1            Financial Data Schedule.

(b)       Reports on Form 8-K:

                No reports on Form 8-K were filed during the quarter ended May 31, 2000.

                                   SIGNATURES

         PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                        TIBCO SOFTWARE INC.

                                        By:   /s/  Paul G. Hansen
                                              ---------------------------------
                                              Paul G. Hansen
                                              Executive Vice President, Finance
                                              and Chief Financial Officer

                                        By:   /s/ Ginger M. Kelly
                                              ---------------------------------
                                              Ginger M. Kelly
                                              Corporate Controller and Chief
                                              Accounting Officer

Date: July 17, 2000