Form 10-Q
period 2000-08-31
TIBCO SOFTWARE INC
filed 2000-10-13
CIK 1085280

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(MARK ONE)

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2000

                                      OR

[_]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from ______________  to _____________

                       Commission File Number: 000-26579

                               _________________

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

                              YES [X]      NO [_]

The number of shares outstanding of the registrant's Common Stock, $0.001 par value, as of October 6, 2000 was 194,430,703.

                              TIBCO SOFTWARE INC

                                     INDEX

                                           PART I - FINANCIAL INFORMATION

     Item                                                                                                 Page No.
     -----                                                                                               --------
    Item 1      Financial Statements:

                Condensed Consolidated Balance Sheets as of August 31, 2000 and November 30,
                1999 (Unaudited)........................................................................     3

                Condensed Consolidated Statements of Operations for the three-months and the
                nine-months ended August 31, 2000 and August 31, 1999 (Unaudited).......................     4

                Condensed Consolidated Statements of Cash Flows for the nine-months ended
                August 31, 2000 and August 31, 1999 (Unaudited).........................................     5

                Notes to Condensed Consolidated Financial Statements (Unaudited)........................     6

Item 2          Management's Discussion and Analysis of Financial Condition and Results of
                Operations..............................................................................    11

Item 3          Quantitative and Qualitative Disclosures about Market Risk..............................    18

                                           PART II - OTHER INFORMATION

Item 1          Legal Proceedings.......................................................................    19

Item 2          Changes in Securities and Use of Proceeds...............................................    19

Item 3          Defaults Upon Senior Securities.........................................................    19

Item 4          Submission of Matters to a Vote of Security Holders.....................................    19

Item 5          Other Information.......................................................................    19

Item 6          Exhibits and Reports on Form 8-K........................................................    19

                Signatures..............................................................................    20

                        PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              TIBCO SOFTWARE INC.
                     Condensed Consolidated Balance Sheets
                                (in thousands)

                                                                                  August 31,             November 30,
                                                                                     2000                    1999
                                                                            ----------------           --------------
                                                                                             (Unaudited)
ASSETS
Current Assets:
  Cash and cash equivalents...........................................         $  218,440               $   13,681
  Short-term investments..............................................            386,578                   76,126
  Accounts receivable, net............................................             65,630                   38,599
  Accounts receivable from related parties, net.......................              5,920                    3,886
  Other current assets................................................              9,384                    5,031
                                                                           --------------                ---------
       Total current assets...........................................            685,952                  137,323

Property and equipment, net...........................................             20,895                   10,423
Other assets..........................................................             19,778                    1,171
Goodwill and acquired intangibles, net................................             25,992                   30,721
                                                                           --------------             ------------
                                                                               $  752,617               $  179,638
                                                                           --------------             ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable....................................................         $    5,658               $    7,501
  Accrued liabilities.................................................             55,855                   21,128
  Deferred revenue....................................................             26,499                   13,091
                                                                           --------------             ------------
       Total current liabilities......................................             88,012                   41,720
                                                                           --------------             ------------

Stockholders' equity:
  Common stock........................................................                193                      181
  Additional paid-in capital..........................................            702,724                  182,939
  Unearned stock-based compensation...................................             (7,409)                  (8,083)
  Accumulated other comprehensive income (loss).......................             12,337                      (24)
  Accumulated deficit.................................................            (43,240)                 (37,095)
                                                                           --------------                ---------
       Total stockholders' equity.....................................            664,605                  137,918
                                                                           --------------             ------------
                                                                               $  752,617               $  179,638
                                                                           ==============             ============

     See accompanying notes to condensed consolidated financial statements.

                              TIBCO SOFTWARE INC.
                Condensed Consolidated Statements of Operations
                     (in thousands, except per share data)


                                                                  Three Months Ended                        Nine Months Ended
                                                         -----------------------------------        -----------------------------
                                                          August 31,             August 31,           August 31,      August 31,
                                                             2000                  1999                 2000            1999
                                                         -----------             ----------          -----------     -----------
                                                                     (Unaudited)                              (Unaudited)
License revenue:
      Non-related parties...........................     $    42,365             $    8,239               97,149      $   22,906
      Related parties...............................           6,147                  4,917               16,406          12,308
                                                         -----------             ----------          -----------      ----------
       Total license revenue........................          48,512                 13,156              113,555          35,214
                                                         -----------             ----------          -----------      ----------
Service and maintenance revenue:
      Non-related parties...........................          17,918                 10,238               47,331          25,567
      Related parties...............................             783                    642                2,337           2,326
                                                         -----------             ----------          -----------      ----------
       Total service and maintenance revenue........          18,701                 10,880               49,668          27,893
                                                         -----------             ----------          -----------      ----------
          Total revenue.............................          67,213                 24,036              163,223          63,107
Cost of revenue.....................................          16,585                  9,738               43,700          25,978
                                                         -----------             ----------          -----------      ----------
Gross profit........................................          50,628                 14,298              119,523          37,129
                                                         -----------             ----------          -----------      ----------
Operating expenses:
      Research and development......................          14,879                  7,032               38,840          18,943
      Sales and marketing...........................          25,437                  8,093               61,550          21,022
      General and administrative....................           4,557                  1,756               11,390           5,291
      Amortization of stock-based compensation......           7,980                  2,021               27,543           5,429
      Amortization of goodwill and acquired
           Intangibles..............................           1,562                     --                4,686              --
                                                         -----------             ----------          -----------      ----------
       Total operating expenses.....................          54,415                 18,902              144,009          50,685
                                                         -----------             ----------          -----------      ----------
Loss from operations................................          (3,787)                (4,604)             (24,486)        (13,556)
Interest and other income, net......................           8,816                    675               16,509             668
Realized gain on equity investments.................           1,832                     --                1,832              --
                                                        ============            ===========          ===========      ==========
Net Income(loss)....................................    $      6,861            $    (3,929)         $    (6,145)     $  (12,888)
                                                        ============            ===========          ===========      ==========
Net Income(loss) per share:
     Basic..........................................            0.04                  (0.03)               (0.03)          (0.16)
                                                        ============            ===========          ===========      ==========
     Weighted average common shares outstanding.....         187,088                113,365              182,136          79,458
                                                        ============            ===========          ===========      ==========
Net Income (loss) per share:
      Diluted.......................................    $       0.03            $     (0.03)         $     (0.03)     $    (0.16)
                                                        ============            ===========          ===========      ==========
     Weighted average common shares outstanding.....         222,558                113,365              182,136          79,458
                                                        ============            ===========          ===========      ==========


    See accompanying notes to condensed consolidated financial statements.

                              TIBCO SOFTWARE INC.
                Condensed Consolidated Statements of Cash Flows
                                (in thousands)

                                                                                     Nine Months Ended
                                                                          -------------------------------------
                                                                            August 31,              August 31,
                                                                              2000                     1999
                                                                          -------------           -------------
                                                                                       (Unaudited)
Cash flows from operating activities:
 Net loss..........................................................        $  (6,145)               $ (12,888)
 Adjustments to reconcile net loss to net cash provided by
 operating activities:
   Depreciation and amortization...................................            3,002                    1,343
   Amortization of goodwill and other intangibles..................            4,729                       --
   Amortization of unearned compensation...........................           27,543                    5,429
   Changes in assets and liabilities:
     Accounts receivable...........................................          (28,108)                 (10,192)
     Accounts receivable from related parties......................             (957)                    (970)
     Other assets..................................................           (8,960)                  (1,463)
     Accounts payable..............................................           (1,843)                   2,345
     Accrued liabilities...........................................           34,727                    6,323
     Deferred revenue..............................................           13,408                    2,411
                                                                           ---------                ---------
       Net cash provided (used) by operating activities............           37,396                   (7,662)
                                                                           ---------                ---------
Cash flows from investing activities:
 Deposits held by related parties..................................               --                   15,423
 Purchases of investments..........................................         (364,341)                (110,384)
 Sales and maturities of investments...............................            73,636                      --
 Purchases of property and equipment...............................          (13,474)                  (8,065)
 Purchases of private equity investments...........................          (17,000)                      --
 Investments pledged as security for letter of credit..............           (5,000)                      --
                                                                           ---------                ---------
       Net cash provided (used) by investing activities............         (326,179)                (103,026)
                                                                           ---------                ---------
Cash flows from financing activities:
    Proceeds from issuance of common stock.........................          492,928                  126,485
                                                                           ---------                ---------
       Net cash provided by financing activities...................          492,928                  126,485
                                                                           ---------                ---------

Effect of exchange rate changes on cash............................              614                       --
                                                                           ---------                ---------

Net change in cash and cash equivalents............................          204,759                   15,797

Cash and cash equivalents at beginning of period...................           13,681                      547
                                                                           ---------                ---------
Cash and cash equivalents at end of period.........................        $ 218,440                $  16,344
                                                                           =========                =========


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

     For purposes of presentation, the Company has indicated the third quarter of fiscal 2000 and 1999 as ending on August 31, 2000 and August 31, 1999, respectively; whereas, in fact the Company's third fiscal quarters ended on the Friday nearest to the end of August.

     The results of operations for the three months and nine months ended August 31, 2000 are not necessarily indicative of the results that may be expected for the year ending November 30, 2000 or any other future interim period, and the Company makes no representations related thereto.

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

     $3.6 million due from related parties at November 30, 1999 that was included in accounts receivable, net in the prior period consolidated financial statements has been reclassified to accounts receivable from related parties, net, to conform to the current year presentation.

2.   BALANCE SHEET COMPONENTS

                                                            August 31,      November 30,
                                                               2000             1999
                                                            ---------       ------------
Accounts receivable, net:
  Accounts receivable.................................      $  65,916       $     35,519
  Unbilled fees and services..........................          9,290              5,313
                                                            ---------       ------------
                                                               75,206             40,832
  Less: Allowances for doubtful accounts,
        returns and discounts.........................         (3,656)            (2,233)
                                                            ---------       ------------
                                                            $  71,550       $     38,599
                                                            =========       ============

                                                            August 31,      November 30,
                                                               2000             1999
                                                            ---------       ------------
Property and equipment, net:
  Equipment...........................................      $  15,246       $     10,289
  Furniture and fixtures..............................          1,901                515
  Leasehold improvements..............................          9,259              4,420
                                                            ---------       ------------
                                                               26,406             15,224
  Less: Accumulated depreciation and amortization.....         (5,511)            (4,801)
                                                            ---------       ------------
                                                            $  20,895       $     10,423
                                                            =========       ============

Accrued liabilities:
  Compensation and employee related...................      $  46,313       $     13,201
  Expenses............................................          9,542              7,927
                                                            ---------       ------------
                                                            $  55,855       $     21,128
                                                            =========       ============

3.   CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

     The Company considers all highly liquid investment securities with original maturities of three months or less to be cash equivalents. Management determines the appropriate classification of marketable securities at the time of purchase and evaluates such designation as of each balance sheet date. To date, all marketable securities have been classified as available-for-sale and are carried at fair value with unrealized gains and losses, if any, included as a component of accumulated other comprehensive loss in stockholders' equity. Interest, dividends and realized gains and losses are included in interest and other income. Realized gains and losses are recognized based on the specific identification method.

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

5.   COMPREHENSIVE INCOME (LOSS)

     Comprehensive loss includes foreign currency translation gains and losses and other unrealized investment gains and losses that have been previously excluded from net loss and reflected instead in equity. A summary of comprehensive income and loss is as follows:

                                                   Three Months Ended                             Nine Months Ended
                                         -------------------------------------          ------------------------------------
                                            August 31,             August 31,             August 31,              August 31,
                                               2000                   1999                  2000                     1999
                                         --------------          -------------          ------------            ------------
Net income (loss).....................     $     6,861             $    (3,929)           $   (6,145)             $  (12,888)
Translation gain......................             591                      --                   614                      --
Unrealized gain (loss) on investments.          12,338                      --                11,747                      --
                                         --------------          -------------          ------------            ------------
          Comprehensive income (loss).     $    19,790             $    (3,929)           $    6,216              $  (12,888)
                                         ==============          =============          ============            ============

6.   NET INCOME (LOSS) PER SHARE

     Net income (loss) per share is calculated in accordance with SFAS No. 128, "Earnings per Share" and SEC Staff Accounting Bulletin No. 98 ("SAB 98"). Under the provisions of SFAS No. 128 and SAB 98, basic net income or loss per share is computed by dividing the net income or loss available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net income or loss per share is computed by dividing the net income or loss for the period by the weighted average number of common and potential common shares outstanding during the period if their effect is dilutive. Potential common shares are comprised of common stock subject to repurchase and incremental shares of common stock issuable upon the exercise of stock options and upon the conversion of convertible preferred stock.

Reconciliation between basic and diluted net income (loss) per share is as follows for the three and nine month periods ended August 31, 2000 and 1999 (in thousands, except per share data):


                                                               Three Months Ended                          Nine Months Ended
                                                      ----------------------------------         ----------------------------------
                                                        August 31,           August 31,            August 31,           August 31,
                                                          2000                 1999                  2000                  1999
                                                      -------------        -------------         -------------         ------------
Net income (loss).................................      $    6,861           $    (3,929)          $    (6,145)          $  (12,888)
                                                      =============        =============         =============         ============
Weighted-average common shares used to compute
  Basic net income (loss) per share...............         187,088               113,365               182,136               79,458

Effect of dilutive securities:
    Common stock equivalents......................          31,172                    --                    --                   --
    Common stock subject to repurchase............           4,298                    --                    --                   --

Weighted-average common shares used to compute        -------------        -------------         -------------         ------------
    diluted net income (loss) per share...........         222,558               113,365               182,136               79,458
                                                      =============        =============         =============         ============

    Net income (loss) per share - basic...........      $     0.04           $     (0.03)          $     (0.03)          $    (0.16)
                                                      =============        =============         =============         ============
    Net income (loss) loss per share - diluted....      $     0.03           $     (0.03)          $     (0.03)          $    (0.16)
                                                      =============        =============         =============         ============


The following table sets forth potential weighed average common shares that are not included in the diluted net income (loss) per share calculation above because to do so would be anti-dilutive for the periods indicated (in thousands):


                                                              Three Months Ended                         Nine Months Ended
                                                     ----------------------------------         -----------------------------------
                                                        August 31,           August 31,            August 31,           August 31,
                                                          2000                 1999                  2000                  1999
                                                     -------------        -------------         --------------        -------------
    Preferred stock...............................             --               46,674                     --               70,011
    Common stock subject to repurchase............             --                6,213                     --                6,162
    Stock options.................................            596               26,565                    353               23,493
                                                     -------------        -------------         --------------        -------------
                                                              596               79,452                    353               99,666
                                                     =============        =============         ==============        =============

7.  RELATED PARTY TRANSACTIONS

     The Company has entered into commercial transactions with Cisco Systems, Inc., a principal stockholder of the Company, and with Reuters Group PLC, including both its wholly owned and partially owned subsidiaries (collectively, "Reuters"), a majority stockholder of the Company in fiscal 2000 and 1999.

     The Company recognized $6.2 million and $5.6 million in revenue from Reuters in the third fiscal quarter of 2000 and 1999, respectively and $15.8 and $12.5 for the nine-month periods ended August 31, 2000 and 1999, respectively. In addition, the Company paid Reuters $1.0 million in royalties and commissions in the third quarter of fiscal 2000.

     The Company recognized $0.8 million and $3.0 million in revenue from Cisco Systems, Inc. in the three-month period and the nine-month period ended August 31, 2000, respectively.

8.  SUBSEQUENT EVENT

     On September 5, 2000, TIBCO completed the acquisition of privately-held Extensibility, Inc. ("Extensibility") located in Chapel Hill, North Carolina, whose product line provides solutions for the development and deployment of XML-enabled e-business applications. TIBCO issued approximately 829,000 shares of common stock to shareholders of Extensibility in the stock-for-stock transaction, which will be accounted for as a purchase. The purchase price of approximately $104 million will be allocated to the acquired assets, in-process technology, goodwill and other intangibles during the fourth quarter of 2000. The Company will record a one-time non-cash charge for in-process research and development which will be recorded in the fourth quarter of 2000 as well as non-cash charges for deferred compensation and the amortization of goodwill and other intangibles. In addition, the Company will recognize in future periods non-cash charges for deferred compensation and the amortization of goodwill and other intangible assets.

    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates" and similar expressions identify such forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements. Factors that could cause actual results to differ materially from those predicted, in particular a forward-looking statement, is identified in footnote (1) to the following discussion. Additional factors which could cause actual results to differ materially include those set forth in the following discussion, and, in particular, the risks discussed below under the subheading "Factors that May Affect Operating Results." Unless required by law, the Company undertakes no obligation to update publicly any forward-looking statements.

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

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, certain financial data as a percent of revenue:

                                                              Three Months Ended                       Nine Months Ended
                                                      ----------------------------------      ----------------------------------
                                                         August 31,          August 31,          August 31,          August 31,
                                                           2000                1999                2000                1999
                                                      --------------      --------------      --------------      --------------
Revenue:
      License......................................             72.2%               54.7%               69.6%               55.8%
      Service and maintenance......................             27.8                45.3                30.4                44.2
                                                      --------------      --------------      --------------      --------------
        Total  revenue.............................            100.0               100.0               100.0               100.0
Cost of revenue....................................             24.7                40.5                26.8                41.2
                                                      --------------      --------------      --------------      --------------
Gross profit.......................................             75.3                59.5                73.2                58.8
                                                      --------------      --------------      --------------      --------------

Operating expenses:
      Research and development.....................             22.1                29.3                23.8                30.0
      Sales and marketing..........................             37.8                33.7                37.7                33.3
      General and administrative...................              6.8                 7.3                 7.0                 8.4
      Amortization of stock-based compensation.....             11.9                 8.4                16.9                 8.6
      Amortization of goodwill and acquired
       intangibles.................................              2.3                  --                 2.9                  --
                                                      --------------      --------------      --------------      --------------
        Total operating expenses...................             80.9                78.7                88.3                80.3
                                                      --------------      --------------      --------------      --------------
Loss from operations...............................             (5.6)              (19.2)              (15.1)              (21.5)
Interest and other income (expense), net...........             15.8                 2.8                11.2                 1.1
                                                      --------------      --------------      --------------      --------------
Net income (loss)..................................             10.2               (16.4)               (3.9)              (20.4)
                                                      ==============      ==============      ==============      ==============

REVENUE

     Total Revenue. Total revenue increased 179.6% to $67.2 million for the three months ended August 31, 2000 from $24.0 million for the same period of the prior year. Total revenue increased 158.6% to $163.2 million for the nine-month period ended August 31, 2000 from $63.1 million in the same period of the prior year. Total revenue increased primarily due to an increase in sales of our products and services to both new and existing customers. Reuters accounted for approximately 9% and 23% of total revenue for the third fiscal quarter in 2000 and 1999, respectively. Cedel Global Services accounted for approximately 10% of our revenue for the nine-month period ended August 31, 1999.

     License Revenue. License revenue increased 268.7% to $48.5 million for the three-months ended August 31, 2000 from $13.2 million for the same period of the prior year. License revenue increased 222.5% to $113.6 million for the nine-month period ended August 31, 2000 from $13.2 million in the same period of the prior year. These increases were due primarily to the increased volume of sales from a broader suite of products. License revenue was 72.2% and 54.7% of total revenue for the third fiscal quarter of 2000 and 1999, respectively, and 69.6% and 55.8% of total revenue for the nine-month periods ended August 31, 2000 and 1999, respectively. The growth in license revenue as a percentage of total revenue reflects our strategy of pursuing a license-driven business model, the increasing acceptance of our products in key vertical markets such as telecommunications, energy and manufacturing and the expansion of our relationships with systems integrators which effectively leverages our direct sales of software products.

     Service and Maintenance Revenue. Service and maintenance revenue increased 71.9% to $18.7 million for the three-months ended August 31, 2000 from $10.9 million for the same period of the prior year. Service and maintenance revenue increased 78.0% to $49.7 million for the nine-month period ended August 31, 2000 from $27.9 million for the same period of the prior year. Service and maintenance revenue was 27.8% and 45.3% of total revenue in the third quarter of fiscal 2000 and 1999, respectively, and was 30.4% and 44.2% of total revenue for the nine-month periods ended August 31, 2000 and 1999, respectively. The increases in service and maintenance revenue in absolute dollars were primarily due to the additional maintenance revenue related to the growth in license revenue.

COST OF REVENUE

     Cost of revenue consists primarily of salaries and third-party contractor and associated expenses principally related to providing project architecture, design and system integration services and, to a lesser extent, the cost of providing maintenance and customer support services. The majority of our cost of revenue is directly related to our service revenue. Cost of revenue increased 70.3% to $16.6 million for the three-months ended August 31, 2000 from $9.7 million for the same period of the prior year. Cost of revenue increased 68.2% to $43.7 million for the nine-month period ended August 31, 2000 from $26.0 million for the same period of the prior year. Cost of revenue was 24.7% and 40.5% of total revenue in the third quarter of fiscal 2000 and 1999, respectively, and was 26.8% and 41.2% for the nine-month periods ended August 31, 2000 and 1999, respectively. The increase in cost of revenue, in absolute dollars, was primarily due to the cost of the increased personnel and related costs associated with the delivery of professional services and maintenance as well as the additional technical staff to support our growing installed base of customers. The decrease in cost of revenue as a percentage of total revenue was due primarily to the increase in growth in license revenue as a percentage of total revenue.

OPERATING EXPENSES

     Research and Development Expenses. Research and development expenses consist primarily of salaries, commissions and related costs associated with the development of our products. Research and development expenses increased 111.6% to $14.9 million for the three-months ended August 31, 2000 from $7.0 million for the same period of the prior year. Research and development expenses increased 105.0% to $38.8 million for the nine-month period ended August 31, 2000 from $18.9 million for the same period of the prior year. These increases were due primarily to increases in our development staff as we continued to expand our product offerings and upgrade the performance of existing products. Research and development expenses were 22.1% and 29.3% of total revenue in the third quarter of fiscal 2000 and 1999, respectively and were 23.8% and 30.0% for the nine-month periods ended August 31, 2000 and 1999, respectively. The decrease in research and development expenses as a percent of revenue is due to the rapid increase in revenue. We believe that continued investment in research and development is critical to attaining our strategic objectives and, as a result, we expect that spending on research and development will continue to increase in absolute dollars for the foreseeable future.

     Sales and Marketing Expenses. Sales and marketing expenses consist primarily of personnel and related costs of our direct sales force and marketing staff and the cost of marketing programs, including advertising, trade shows, promotional materials and customer conferences. Sales and marketing expenses increased 214.3% to $25.4 million for the three-months ended August 31, 2000 from $8.1 million for the same period of the prior year. Sales and marketing expenses increased 192.8% to $61.6 million for the nine-month period ended August 31, 2000 from $21.0 million for the same period of the prior year. Sales and marketing expenses were 37.8% and 33.7% of total revenue in the third quarter of fiscal 2000 and 1999, respectively and were 37.7% and 33.3% for the nine-month periods ended August 31, 2000 and 1999, respectively. These increases resulted primarily from increased salaries, benefits, commissions, facilities and travel costs for sales personnel associated with the expansion of our domestic and international sales force dedicated to selling our expanding family of products. We intend to continue to increase staff in our direct sales organization and to develop product marketing and branding campaigns and, accordingly, expect that sales and marketing expenditures will continue to increase substantially in absolute dollars.

     General and Administrative Expenses. General and administrative expenses consist primarily of personnel and related costs for general corporate functions, including executive, legal, finance, accounting, human resources and information systems. General and administrative expenses increased 159.5% to $4.6 million for the third quarter of fiscal 2000 from $1.8 million for the same period of the prior year. General and administrative expenses increased 115.3% to $11.4 million for the nine-month period ended August 31, 2000 from $5.3 million for the same period of the prior year. General and administrative expenses were 6.8% and 7.3% of total revenue for the third quarter of fiscal 2000 and 1999, respectively and were 7.0% and 8.4% for the nine-month periods ended August 31, 2000 and 1999, respectively. The increases in dollar terms were primarily a result of increased personnel and related costs and other outside services associated with building our general and administrative infrastructure. We believe that general and administrative expenses will increase in absolute dollars as we invest in our infrastructure necessary to support a larger, more global organization.

     Amortization of Stock-based Compensation. Amortization of stock-based compensation expense was $8.0 million and $2.0 million in the third quarter of fiscal 2000 and 1999, respectively. For the nine-month periods ended August 31, 2000 and August 31, 1999, amortization of stock-based compensation expense was $27.5 million and $5.4 million, respectively. The increase was due primarily to charges associated with stock options granted to consultants.

     In connection with the grant of stock options to employees and non-employee directors, we have recorded aggregate unearned compensation of $27.2 million, representing the difference between the deemed fair value of our common stock at the date of grant and the exercise price of such options. Such amount is presented as a reduction of stockholders' equity and amortized over the vesting period of the applicable option. We expect to amortize $1.1 million, $3.4 million, $1.9 million, $0.9 million and $0.1 million of unearned stock-based compensation for the remainder of fiscal 2000 and in fiscal 2001, 2002, 2003 and 2004, respectively, in connection with stock options granted to employees and non-employee directors.

     Stock-based compensation expense related to stock options granted to consultants is recognized as earned, using the multiple option method as prescribed by FASB Interpretation No. 28. At each reporting date, we re-value such stock-based compensation using the Black-Scholes option pricing model. As a result, the stock-based compensation expense will fluctuate as the fair market value of our common stock fluctuates. As of August 31, 2000, we expect to amortize stock-based compensation expense of $7.7 million, $21.3 million, $6.3 million and $2.9 million for the remainder of fiscal 2000 and in fiscal 2001, 2002 and 2003, respectively, in connection with stock options granted to consultants, assuming no change in the underlying value of our common stock.

     Acquired in-process research and developments. We expect to incur a non-cash charge for acquired in-process research and development in the fourth quarter of fiscal 2000 in connection with our acquisition of Extensibility, Inc.

     Amortization of goodwill and acquired intangibles. Amortization of goodwill and acquired intangibles of $1.6 million and $4.7 million for the three and nine month periods ended August 31, 3000, respectively, relates to the acquisition of substantially all of the assets of InConcert, Inc which was completed in November 1999.

     We will recognize additional amounts in the fourth quarter of 2000 and in future periods for non-cash charges for deferred compensation and the amortization of goodwill and other intangible assets as a result of our acquisition of Extensibility, Inc.

     Interest and other Income, Net. Interest and other income (expense), net, includes interest and other miscellaneous income and expense items. Other income, net, was $8.8 million and $16.5 million for the three-month and nine-month ended August 31, 2000, respectively, compared to interest and other income, net, of $675,000 and other income expense, net, of $668,000, respectively, for the same periods in the prior years. The increase in fiscal 2000 was due primarily to interest income earned from our investments, which increased significantly as a result of the investment of the proceeds from our initial public offering in July 1999 and our secondary offering in March 2000.

     Realized gain on equity investments. In the third quarter of fiscal 2000, we recorded a book gain of $1.8 million as a result of a change in ownership in a Company in which we have an equity investment.

     LIQUIDITY AND CAPITAL RESOURCES

     At August 31, 2000, the Company had cash, cash equivalents and investments of $605.0 million, which represents an increase of $515.2 million from November 30, 1999.

     Net cash provided by operations for the nine months ended August 31, 2000 was $37.4 million compared to net cash used by operations of $7.7 million for the comparable period of the prior year. Cash provided by operating activities for the nine months ended August 31, 2000 resulted primarily from the increase in accrued liabilities, deferred revenue and the increase in the amortization of goodwill and unearned compensation, offset by the increases in accounts receivable and other assets.

     Net cash used by investing activities for the nine months ended August 31, 2000 was $326.2 million compared to cash used by investing activities of $103.0 million for the same period in 1999. Cash used by investing activities resulted primarily from the net purchase of short-term investments of $290.7 million, capital expenditures of $13.4 million and private equity investments of $17.0 million. Capital expenditures were primarily related to the installation of computer hardware and software as well as capital expenditures related to office facilities.

     Cash flow from financing activities of $492.9 million resulted primarily from the proceeds from issuance of common stock in a secondary offering completed in March of 2000, and to a lesser extent from the exercise of stock options and stock purchases under our Employee Stock Purchase Plan. We currently believe that for the remainder of fiscal 2000, capital expenditures for computer and communication equipment, furniture and leasehold improvements will be approximately $8 million./1/

     We believe that our current cash and investment balances and cash flow from operations will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months. We may also utilize cash to acquire or invest in complementary businesses or to obtain the right to use complementary technologies.

FACTORS THAT MAY AFFECT OPERATING RESULTS

We have a history of losses and we expect future losses, and if we do not achieve and sustain profitability our business will suffer and our stock price may decline

     Although our revenue has increased in recent quarters, we may not be able to sustain our growth or obtain sufficient revenue to achieve and sustain profitability. We incurred net losses of approximately $6.1 million and $12.9 million in the first three quarters of fiscal 2000 and 1999, respectively. As of August 31, 2000, we had an accumulated deficit of approximately $43.2 million.

/1/ This is a forward-looking statement. Factors that could affect the magnitude of our capital expenditures for the remainder of fiscal 2000 include the strains placed on our resources by the rapid growth of our operations, particularly our continuing need to establish new facilities; and financial and operational problems that could be caused by our acquisition strategy. See "Factors that May Affect Operating Results" for a more detailed discussion of these factors.

     We have invested significantly in building our sales and marketing organization and in our technology research and development. We expect to continue to spend substantial financial and other resources on expanding our direct sales and marketing activities and developing and introducing enhancements to our existing products and new software products. As a result, we need to generate significant revenue to achieve and maintain profitability. We expect that our sales and marketing expenses, our research and development expenses and our general and administrative expenses will continue to increase in absolute dollars. We intend to continue to increase staff in our direct sales organization and to develop product marketing and branding campaigns and, accordingly, expect that sales and marketing expenditures will continue to increase substantially in absolute dollars.

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

Our acquisition strategy could cause financial or operational problems

     Our success depends on our ability to continually enhance and broaden our product offerings in response to changing technologies, customer demands, and competitive pressures. To this end, we may acquire new and complementary businesses, products or technologies, and we may use some of the proceeds of this offering to do so. We do not know if we will be able to complete any acquisitions or that we will be able to successfully integrate any acquired business, operate them profitably, or retain their key employees. For example, we completed the acquisition of substantially all of the assets of InConcert, Inc. in November 1999 and the acquisition of Extensibility, Inc. in September 2000. Integrating Extensibility or any other newly acquired business, product or technology could be expensive and time-consuming, could disrupt our ongoing business, and could distract our management. We may face competition for acquisition targets from larger and more established companies with greater financial resources. In addition, in order to finance any acquisitions, we might need to raise additional funds through public or private financings. In that event, we could be forced to obtain equity or debt financing on terms that are not favorable to us and, in the case of equity financing, that results in dilution to our stockholders. If we are unable to integrate Extensibility or any other newly acquired entity, product or technology effectively, our business, financial condition and operating results would suffer. In addition, any amortization of goodwill or other assets or other charges resulting from the costs of acquisitions could harm our operating results.

Our investment strategy could cause financial or operational problems

     As of August 31, 2000 we had invested $17.0 million in companies with complementary technologies or products or which provide us with access to additional vertical markets and customers, and we plan to continue making such investments in the future. The companies in which we invest are often at early stages of development, and no public market exists for their securities at the time of our investment. These investments may not result in any meaningful commercial benefit to us, and our investments could lose all or a significant part of their value. Moreover, in certain circumstances, these investments could subject us to restrictions imposed by the Investment Company Act of 1940. We might have to take actions, including buying, refraining from buying, selling or refraining from selling securities when we would otherwise not wish to, in order to avoid registration under the Investment Company Act of 1940.

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

The rapid growth of our operations could strain our resources and cause our business to suffer

     Our ability to successfully offer products and services and implement our business plan in a rapidly evolving market requires an effective planning and management process. We are increasing the scope of our operations and we have recently increased our headcount substantially, both domestically and internationally. Our growth has placed and will continue to place a significant strain on our management systems, infrastructure and resources. We expect that we will need to continue to improve our financial and managerial controls, reporting systems and procedures. We will also need to expand, train and manage our workforce worldwide. We believe that general and administrative expenses will increase in absolute dollars. Furthermore, we expect that we will be required to manage an increasing number of relationships with various customers and other third parties. Failure to expand any of the foregoing areas efficiently and effectively could interfere with the growth of our business as a whole .

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

     At August 31, 2000 we had an investment portfolio of fixed income securities totaling $386.6 million, excluding those classified as cash and cash equivalents. Our investments consist primarily of bank and finance notes, various government obligations, asset-backed securities and equity investments in other public companies. These securities are classified as available-for-sale and are recorded on the balance sheet at fair market value with unrealized gains or losses reported as a separate component of stockholders' equity. Unrealized losses are charged against income when a decline in fair market value is determined to be other than temporary. The specific identification method is used to determine the cost of securities sold. Gains and losses on marketable securities are included in net interest income when realized.

     We develop products in the United States and sell throughout the world. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. A majority of sales are currently made in U.S. dollars, and to customers within the United States, however, a strengthening of the dollar could make our products less competitive in foreign markets.

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

ITEM 5.    OTHER INFORMATION

       None.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

 (a) Exhibits:

               Exhibit
               -------
               Number   Description
               ------   -----------
                27.1    Financial Data Schedule.

 (b) Reports on Form 8-K:

                          No reports on Form 8-K were filed during the quarter
                 ended August 31, 2000

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                            TIBCO SOFTWARE INC.

                            By:  /s/ Paul G. Hansen
                                 ----------------------------

                                 Paul G. Hansen
                                 Executive Vice President, Finance and Chief
                                 Financial Officer

                            By:  /s/ Ginger M. Kelly
                                 ----------------------------

                                 Ginger M. Kelly
                                 Corporate Controller and Chief Accounting
                                 Officer


Date: October 13, 2000