Form 10-K
period 2000-11-30
TIBCO SOFTWARE INC
filed 2001-02-27
CIK 1085280

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ----------------

                                   FORM 10-K
(Mark One)
[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
   OF 1934

   For the fiscal year ended November 30, 2000

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

   For the transition period from         to

                       Comnmission File Number: 000-26579

                               ----------------

                              TIBCO SOFTWARE INC.
             (Exact name of registrant as specified in its charter)

                   Delaware                                    77-0449727
         (State or other jurisdiction                       (I.R.S. Employer
       of incorporation or organization)                   Identification No.)

                     3165 Porter Drive, Palo Alto, CA 94304
              (Address of principal executive offices) (Zip Code)

                                 (650) 846-1000
              (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:
                                      None

          Securities registered pursuant to Section 12(g) of the Act:
                    Common Stock, $0.001 par value per share
                                (Title of Class)

                               ----------------

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   As of February 9, 2001, there were 195,964,971 shares of the Registrant's Common Stock outstanding, and the aggregate market value of such shares held by non-affiliates of the Registrant (based upon the closing sale price of such shares on The Nasdaq National Market on February 9, 2001) was approximately $2,077,240,276 Shares of common stock held by each executive officer and director and by each entity that owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Certain sections of the Registrant's definitive Proxy Statement for the 2001 Annual Meeting of Stockholders to be held on April 26, 2001 are incorporated by reference in Part III of this Form 10-K to the extent stated herein.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         TIBCO SOFTWARE INC. FORM 10-K
                  For the Fiscal Year Ended November 30, 2000

                               TABLE OF CONTENTS

                                                                           Page
                                                                           ----
                                     PART I

 ITEM 1.  BUSINESS......................................................      3

 ITEM 2.  PROPERTIES....................................................      8

 ITEM 3.  LEGAL PROCEEDINGS.............................................      9

 ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........      9

                                    PART II

 ITEM 5.  MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDERS
          MATTERS.......................................................     10

 ITEM 6.  SELECTED FINANCIAL DATA.......................................     11

 ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS.....................................     13

 ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.....     22

 ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...................     23

 ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
          AND FINANCIAL DISCLOSURE......................................     23

                                    PART III

 ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF TIBCO SOFTWARE INC........     24

 ITEM 11. EXECUTIVE COMPENSATION........................................     24

 ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT....................................................     24

 ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................     24

                                    PART IV

 ITEM 14. EXHIBITS, FINANCIAL STATEMENTS SCHEDULE, AND REPORTS ON
          FORM 8-K......................................................     25

 SIGNATURES..............................................................  II-1

 EXHIBIT INDEX

                                     PART I

ITEM 1. BUSINESS

   The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Predictions of future events are inherently uncertain. Actual events could differ materially from those predicted in the forward-looking statements as a result of the risks set forth in the following discussion and, in particular, the risks discussed below in Item 7 under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operation--Factors that May Affect Operating Results."

Overview

   We are a leading provider of e-business infrastructure software products that enable business-to-business, business-to-consumer and business-to-employee solutions. Our software products enable businesses to link internal operations, business partners and customer channels in real time. Our software products allow multiple distinct applications, web sites, databases and other content sources to be integrated and managed within a common framework. Our products also enable enterprises to extend their information technology infrastructures and business processes across the Internet to conduct all forms of electronic business using the Internet: business-to-business, business-to-consumer and business-to-employee. Our core technology, known as The Information Bus(TM) or the TIB(TM), is software that enables enterprises and users to automatically transmit, receive, filter and personalize digital information in real-time. The Information Bus also facilitates real-time, two-way communications between applications across distributed computer networks and mobile information devices such as hand-held computers, pagers and digital cellular phones. Our products are currently in use by over 1,000 companies in diverse markets such as telecommunications, manufacturing, energy, financial services and Internet portals.

   Driven by accelerating competition and the increasing demands of customers, many enterprises today are seeking to expand and improve the scope, speed and efficiency of their business processes by using the Internet to become e-businesses. A company conducting e-businesses engages in one or more of the following activities:

   Integrates internal systems and business processes. Integrating business systems is the foundation of e-business. Integrating applications and databases lets enterprises become more efficient by automating routine business processes.

   Extends its systems and processes to employees, customers and partners. When an enterprise becomes automated, it is important to maintain the human element by extending its processes to customers, partners and employees. Portals give users personalized displays that let them monitor and interact with the information, processes and transactions that are processed by the systems connected to the portal.

   Connects its systems and processes with other businesses. Another fundamental aspect of e-business is the connection that it enables between enterprises. The interconnection and cross-company process automation of B2B commerce brings buyers and sellers together, enabling the real-time, "straight-through" processing of transactions.

   Our solution allows multiple computer applications and platforms to communicate in real-time across the Internet and intranets. The TIB technology facilitates the distribution of information and the integration of business processes by connecting each application to the network through a single interface, instead of linking each application directly to all others. The benefits of the TIB technology are realized through our integrated suite of software products. These products provide support for a broad range of key e-business technologies such as eXtensible Markup Language, or XML, an emerging standard for sharing data over the Internet, and related XML, e-commerce frameworks, such as RosettaNet.

   Our objective is to establish the TIB technology as the leading software solution for e-business infrastructure. The core elements of our strategy include promoting the widespread adoption of our technology, pursuing a license driven business strategy, leveraging our vertical market expertise, capitalizing on the presence of Reuters, our major stockholder, in the financial services industry, expanding our international presence and continuing to enhance our technology and products.

The TIB Products

   Our product set includes literally dozens of applications and technologies that solve very fine-grained technical challenges. To present these products as easily-understandable business solutions, we package them in product lines that address each of the key challenges mentioned above. All of our products can be sold as individual pieces to solve specific technical challenges that a business may be facing, but the emphasis of our sales efforts is to sell them as a complete solution that solves an entire business problem. Our four product lines are:

  . TIBCO ActiveEnterprise(TM), an Enterprise Application Integration (EAI) platform that lets applications talk to each other in real-time and automates business processes.

  . TIBCO ActivePortal(TM), a portal infrastructure platform that lets people interact with systems and information using the Web and wireless devices.

  . TIBCO ActiveExchange(TM), a B2B Integration (B2Bi) platform that lets businesses automate transactions and processes with other companies.

  . TIBCO Extensibility(TM), a platform that lets businesses efficiently manage XML documents and business objects, as well as the rules that define those documents and objects.

 TIBCO ActiveEnterprise

   Integrating all of the disparate applications, databases and business processes that it takes to make an entire company run is complex. Turning a set of disconnected applications and sub-processes into a cohesive system, however, can dramatically improve the way a business works. TIBCO ActiveEnterprise does this by performing the following functions:

   Application-to-Application Communications: TIBCO ActiveEnterprise routes information through businesses by connecting enterprise applications and information sources. It enables real-time communications among CRM, ERP and e-procurement applications, databases and mainframes, and even home-grown and legacy applications and information sources.

   Business Process Automation: TIBCO ActiveEnterprise automates complete business processes by automating electronic tasks and managing the workflow of tasks performed by people.

   System Monitoring and Management: TIBCO ActiveEnterprise lets businesses remotely monitor and manage hardware and software assets to help them keep their systems up-and-running 24 hours a day.

 TIBCO ActivePortal

   By giving customers, suppliers, and employees the ability to interact with systems through portals, businesses can improve loyalty and retention. TIBCO ActivePortal lets businesses do this by performing the following functions:

   Aggregation of Content & Services: TIBCO ActivePortal aggregates content and services from a wide range of sources and gives users access to it through a single convenient interface.

   Anytime, Anywhere Access: TIBCO ActivePortal lets users retrieve information and interact with systems not only through the Web, but also through wireless devices such as pagers, WAP-enabled phones and PDAs. It also delivers real-time alerts to users based on predefined events.

   User Management and Personalization: TIBCO ActivePortal lets companies control which information and services are available to each user, and lets each of those users create their own custom interfaces. This enables businesses to efficiently target communications at individual users, and lets users create their own most efficient means of interacting with the business.

 TIBCO ActiveExchange

   The first benefit of B2B integration is improving the execution of existing business processes. The second benefit is doing entirely new things by automating interactions with other businesses, making those interactions more dynamic and collaborative. TIBCO ActiveExchange lets businesses do both by performing the following functions:

   Automating Business Processes with Partners: TIBCO ActiveExchange automates business processes between companies such as the placement of a purchase order, the return of excess inventory, or the act of updating a catalog entry. The basic building block of this functionality is the secure exchange of documents over the Internet, but the automation of the process by which those documents are exchanged is where the most benefit is found.

   Enhancing Interaction with Partners of All Sizes: TIBCO ActiveExchange lets businesses establish process-based relationships with other large enterprises, and also lets them interact with smaller partners in basic business document exchange-oriented relationships. This lets them efficiently expand their network of trading partners to include companies of all sizes around the world.

   Ensure the Security of B2B Interactions: TIBCO ActiveExchange provides security mechanisms that help ensure the security of interactions, and supports many leading standards and data formats.

 TIBCO Extensibility

   One of the benefits of integrating all of a businesses' applications and data sources is that it enables the business to more efficiently manage business documents because business documents are now shared resources on the network instead of inaccessible objects maintained by specific applications in their own data format. TIBCO Extensibility gives businesses the tools they need to efficiently and securely manage these shared and publicly accessible document formats, including XML and related formats and standards such as CXML, XML Schema, SOX and RosettaNet.

Services

 Professional Services

   Our professional services offerings include a wide range of consulting services such as systems planning, architecture and design, custom development and systems integration for the rapid deployment of our TIB products. We offer professional services with the initial deployment of our products, as well as on an ongoing basis to address the continuing needs of our customers. Our professional services staff is primarily located in Palo Alto, London and Sydney, enabling us to perform installations and respond to customer demands rapidly across the Americas, Europe and Asia. As of November 30, 2000, our professional services group consisted of 145 employees, including individuals with domain expertise in the telecommunications, energy and other industries. Many of our professional services employees have advanced degrees and/or substantial industry expertise in systems architecture and design. We expect that the number of service professionals and the scope of the services offered will increase as we continue to address the expanding e-business infrastructure needs of large organizations.

   We also have relationships with resellers, professional service organizations and system integrators, including Deloitte Consulting, Accenture, Cap Gemini/Ernst & Young, KPMG and Sapient, to cooperate in the deployment of our products to customers. These relationships help promote our TIB products and provide additional technical expertise to enable us to provide the full range of professional services our customers require to deploy our products.

 Maintenance and Support

   We offer an array of software maintenance and support services to our customers. Our support organization provides services seven days a week, twenty-four hours a day. We have a worldwide support organization with key operations centers in Palo Alto, Cambridge (Massachusetts), Chapel Hill, London and Sydney to ensure global coverage for our customers. These centers provide the infrastructure for our around-the-clock call centers and hotline support.

   We offer a range of support packages that allow our customers to choose the level of support that fits the needs and budgets of their organizations. Customers also have access to on-site support which is charged on a time and materials basis.

 Training

   We provide training for customer personnel at our main office in Palo Alto and in training centers in Cambridge (Massachusetts), Oxford and Sydney as well as at customer locations. We also provide training for our professional services partners to enhance their effectiveness in integrating our products. In addition, we develop custom education programs to address the specific needs of individual customers and partners.

Sales and Marketing

 Sales

   We currently market our software and services primarily through a direct sales organization, complemented by indirect sales channels. As of November 30, 2000, our direct sales force included 78 commissioned sales professionals located in twenty-one U.S. cities and in eighteen locations internationally across North America, Latin America, Europe, Australia and Asia. We have established distribution and licensing relationships with several strategic hardware vendors, database providers, software and toolset developers, systems integrators and implementation consultants. We have also developed alliances with key solution providers to target vertical industry sectors, including energy, telecommunications, manufacturing and Internet portals.

   Under the terms of our license agreement with Reuters, we generally cannot sell our products directly into the financial services market. Accordingly, we generally sell our products to companies in the financial services industry through third-party distributors and systems integrators. Reuters is the preferred distributor of our products in that market. The distribution relationship with Reuters, a global news and information group, accounted for 15%, 19% and 8% of our total revenue in fiscal 1998, 1999 and 2000, respectively.

 Marketing

   We utilize a wide variety of marketing programs which are intended to attract potential customers and to promote TIBCO Software(TM) and its brand names. We use a mix of market research, analyst updates, seminars, direct mail, print advertising, trade shows, speaking engagements, public relations, customer newsletters, and web site marketing in order to achieve these goals. Our marketing department also produces collateral material for distribution to potential customers including presentation materials, white papers, brochures, and fact sheets. We also host annual user conferences for our customers and provide support to our channel partners with a variety of programs and training and product marketing support materials.

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

   We expect that a substantial majority of our research and development activities will focus on enhancing and extending our TIB products. Historically, our products development efforts were focused on creating our core product solutions. Our development focus has now shifted to expanding the number of available TIB/Adapters,(TM) by which applications are connected to the TIB environment, and developing additional packaged integration solutions for specific markets.

   As of November 30, 2000, there were 239 employees in our research and development organization. We expect that we will continue to commit significant resources to product development in the future. To date, all product development costs have been expensed as incurred.

Competition

   The market for our products and services is extremely competitive and subject to rapid change. While we offer a comprehensive suite of application integration solutions, we compete with various providers of more limited application integration products including IBM, New Era of Networks, Mercator, SeeBeyond, Iona, Vitria and CrossWorlds. We believe that of these companies, IBM has the potential to offer the most complete set of products for application integration. We also compete in certain product areas with e-business connectivity companies such as WebMethods and other emerging companies. We expect additional competition from other established and emerging companies. In addition, we may face pricing pressures from our current competitors and new market entrants in the future. We believe that the competitive factors affecting the market for our products and services include product functionality and features; quality of professional services offerings; performance and price; ease of product implementation; quality of customer support services; customer training and documentation; and vendor and product reputation. The relative importance of each of these factors depends upon the specific customer environment. Although we believe that our products and services currently compete favorably with respect to such factors, we may not be able to maintain our competitive position against current and potential competitors.

   Many of our current and potential competitors have longer operating histories, significantly greater financial, technical, product development and marketing resources, greater name recognition and larger customer bases than we do. Our present or future competitors may be able to develop products comparable or superior to those we offer, adapt more quickly than we do to new technologies, evolving industry trends or customer requirements, or devote greater resources to the development, promotion and sale of their products than we do. Accordingly, we may not be able to compete effectively in our markets, or competition may intensify and harm our business and operating results. If we are not successful in developing enhancements to existing products and new products in a timely manner, achieving customer acceptance or generating higher average licensing prices, our gross margins may decline, and our business and operating results may suffer.

   Our license agreement with Reuters does not prohibit Reuters from providing enterprise infrastructure software products and services in competition with us. Reuters currently sells our products to financial services companies and creates products based on the TIB technology specifically for financial service companies. In addition, pursuant to the license agreement, Reuters has access to the source code for our products. Although Reuters currently does not create TIB-based products designed for general use in all markets, if Reuters were to decide to begin providing information integration products and services in our markets, we would face additional competition for customers in these markets.

Proprietary Technology

   Our success is dependent upon our proprietary software technology. We license the patents for the TIB technology underlying some of our TIB products, including TIB/Rendezvous(TM), from Reuters. Consequently, we can assert infringement of these products only through Reuters or with the consent of Reuters. While we have pending patent applications, we do not currently have any issued patents and rely principally on trade secret, copyright and trademark laws, nondisclosure and other contractual agreements to protect our technology. We also believe that factors such as the technological and creative skills of our personnel, product enhancements and new product developments are essential to establishing and maintaining a technology leadership position. We enter into confidentiality and/or license agreements with our employees, distributors and customers, and limit access to and distribution of our software, documentation and other proprietary information. Nevertheless, the steps we have taken may fail to prevent misappropriation of our technology, and the protections we have may not prevent our competitors from developing products with functionality or features similar to our products. Furthermore, third parties might independently develop competing technologies that are substantially equivalent or superior to our technologies. In addition, effective copyright and trade secret protection may be unavailable or limited in certain foreign countries. If we fail to protect our proprietary technology, our business could be seriously harmed.

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

   "TIBCO", "Information Bus", "TIB", "TIBCO ActiveEnterprise", "TIBCO ActivePortal", TIBCO ActiveExchange", "TIBCO Extensibility", "TIB/Adapters", "TIB/Rendezvous" and "TIBCO Software" and the names of our products are our trademarks or tradenames.

Employees

   As of November 30, 2000, we employed 934 persons, including 298 sales and marketing, 239 in research and development, 129 in finance and administration and 268 in professional services and technical support. Of our 934 employees, 140 were located in Europe, and 75 in Australia and Asia. We believe that our relationship with our employees is good.

ITEM 2. PROPERTIES

   Our principal administrative, sales, marketing and service development facilities are located in an approximately 92,000 square foot building and an approximately 96,675 square foot building, each in Palo Alto, California. We hold these buildings pursuant to leases which expire in 2005 and at the end of 2010, respectively. In addition, we lease field support offices in 41 cities throughout the world. The field offices range from small executive offices to a 19,448 square foot facility. Lease terms range from month-to-month on certain executive offices to eleven years on certain direct leases. Because our professional services are generally performed at the client site, field facilities are generally small. Field facilities are generally used for periodic meetings, training and administration and by account managers. We have field facilities in Atlanta, Georgia; Bethesda, Maryland; Brussels, Belgium; Calgary, Canada; Cambridge, Massachusetts; Chapel Hill, North Carolina; Charlotte, North Carolina; Chicago, Illinois; Cincinnati, Ohio; Dallas, Texas; Denver, Colorado; Detroit, Michigan; Dusseldorf, Germany; Houston, Texas; Irvine, California; Lima, Peru; London, England; Madrid, Spain; Melbourne, Australia; Memphis, Tennessee; Mexico City, Mexico; Miami, Florida; Minneapolis, Minnesota; Munich, Germany; New York, New York; Orlando, Florida; Oslo, Norway; Ottawa, Canada; Paris, France; Philadelphia, Pennsylvania; Rome, Italy; Rio de Janeiro, Brazil; San Francisco, California; Seattle, Washington; Singapore, Singapore; Seoul, Korea; Stockholm, Sweden; Sydney, Australia; Taipei, Taiwan; Tokyo, Japan; Toronto, Canada and Woy Woy, Australia. We are continually evaluating the adequacy of existing facilities and facilities in new cities, and we believe that suitable additional space will be available in the future on commercially reasonable terms as needed.

ITEM 3. LEGAL PROCEEDINGS

   We are not party to any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2000.

                                    PART II

ITEM 5. MARKET FOR OUR COMMON STOCK AND RELATED STOCKHOLDER MATTERS

   Our Common Stock has been quoted on The Nasdaq National Market under the symbol "TIBX" since July 1999. The following table presents, for the periods indicated, the high and low sale prices per share of our common stock during the quarters indicated, as reported on The Nasdaq National Market.

                                                                  High    Low
                                                                 ------- ------
   First Quarter (from December 1, 1999 to February 29, 2000)..  $137.94 $29.13
   Second Quarter (from March 1, 2000 to May 31, 2000).........  $147.00 $32.38
   Third Quarter (from June 1, 2000 to August 31, 2000)........  $129.00 $59.06
   Fourth Quarter (from September 1, 2000 to November 30,
    2000)......................................................  $111.38 $31.69

   We had 494 stockholders of record as of November 30, 2000.

   We have never declared or paid any cash dividends on our common stock, and we do not anticipate paying any cash dividends in the foreseeable future.

   On September 5, 2000, in connection with our acquisition of Extensibility, Inc., we issued approximately 829,000 shares of our common stock to the stockholders of Extensibility in exchange for all of the outstanding shares of capital stock of Extensibility. We believe that the securities issued were exempt from the registration requirements of the Securities Act by virtue of
Section 3(a)(10) thereof. The terms and conditions of the share exchange were approved by the Secretary of State of North Carolina after a public hearing upon the fairness of such terms and conditions.

ITEM 6. SELECTED FINANCIAL DATA

   The selected consolidated financial data below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and notes thereto included elsewhere in this annual report on Form 10-K. The historical results presented below are not necessarily indicative of future results.

                                                        Eleven Months
                           Year Ended November 30,          Ended      Year Ended
                          ----------------------------  November 30,  December 31,
                            2000      1999      1998        1997          1996
                          --------  --------  --------  ------------- ------------
                                (in thousands, except per share amounts)
Statement of Operations:
Revenue:
  License revenue.......  $181,601  $ 56,916  $ 17,495     $ 6,219      $ 6,066
  Service and
   maintenance revenue..    70,196    39,524    35,262      29,055       24,249
                          --------  --------  --------     -------      -------
    Total revenue.......   251,797    96,440    52,757      35,274       30,315
Cost of revenue.........
  Stock-based
   compensation(/1/)....     3,025     1,113       490         460          --
  Other cost of
   revenue..............    61,493    36,612    27,682      15,847       19,606
                          --------  --------  --------     -------      -------
Gross profit............   187,279    58,715    24,585      18,967       10,709
                          --------  --------  --------     -------      -------

Operating expenses:
  Research and
   development..........
   Stock-based
    compensation(/1/)...    18,525     2,707       971         491          --
   Other research and
    development.........    57,861    27,478    14,787       9,385        6,576
  Sales and marketing...
   Stock-based
    compensation(/1/)...    33,637     4,281     2,304       1,968        1,098
   Other sales and
    marketing...........    92,228    33,130    15,242       7,008        2,949
  General and
   administrative.......
   Stock-based
    compensation(/1/)...     1,729     1,151     1,299       1,753        1,098
   Other general and
    administrative......    18,489     8,229     4,025       3,565        2,077
  Acquired in-process
   research and
   development(/2/).....     2,260     2,800       --          --           --
  Amortization of
   goodwill and acquired
   intangibles(/2/).....    10,479       521       --          --           --
                          --------  --------  --------     -------      -------
    Total operating
     expenses...........   235,208    80,297    38,628      24,170       13,798
                          --------  --------  --------     -------      -------
Loss from operations....   (47,929)  (21,582)  (14,043)     (5,203)      (3,089)
Interest income and
 other, net.............    26,678     2,101     1,092         540       (1,551)
Realized loss in equity
 investments............    (1,812)      --        --          --           --
                          --------  --------  --------     -------      -------
Loss before income
 taxes..................   (23,063)  (19,481)  (12,951)     (4,663)      (4,640)
Provision for income
 taxes..................    (1,888)      --        --          --           --
                          --------  --------  --------     -------      -------
Net loss................  $(24,951) $(19,481) $(12,951)    $(4,663)     $(4,640)
                          ========  ========  ========     =======      =======
Net loss per share:
  Basic and diluted.....  $ ( 0.14) $ ( 0.19) $  (0.22)    $ (0.08)
                          ========  ========  ========     =======
  Weighted average
   common shares
   outstanding(/3/).....   184,177   104,112    60,033      57,606
                          ========  ========  ========     =======

                                            November 30,
                                  --------------------------------- December 31,
                                    2000     1999    1998    1997       1996
                                  -------- -------- ------- ------- ------------
                                                  (in thousands)
Balance Sheet Data:
Cash, cash equivalents, deposits
 held by Reuters and short-term
 investments....................  $582,900 $ 89,807 $15,970 $18,318   $   --
Working capital.................   596,303   95,603  18,301  15,168    (2,167)
Total assets....................   829,215  179,638  36,289  31,046    10,996
Owner's net investment
 (liability)....................       --       --      --      --        451
Stockholders' equity............   729,535  137,918  21,704  17,167       --

--------
(1) See Notes 2 and 8 of Notes to Consolidated Financial Statements for an explanation of stock-based compensation.

(2) See Notes 2 and 10 of Notes to Consolidated Financial Statements for an explanation of acquired in-process research and development and amortization of goodwill and acquired intangibles.

(3) See Note 2 of Notes to Consolidated Financial Statements for an explanation of shares used to compute net loss per share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth below in "Factors That May Affect Operating Results". The following discussion should be read in conjunction with the consolidated financial statements and related notes that appear beginning on page F-3.

   We are a leading provider of e-business infrastructure software products that enable business-to-business, business-to-consumer and business-to-employee solutions. We are the successor to a portion of the business of Teknekron Software Systems, Inc. Teknekron developed software, known as the TIB technology, for the integration and delivery of market data, such as stock quotes, news and other financial information, in trading rooms of large banks and financial services institutions. In 1992, Teknekron expanded its development efforts to include solutions designed to enable complex and disparate manufacturing equipment and software applications--primarily in the semiconductor fabrication market--to communicate within the factory environment. Teknekron was acquired by Reuters Group PLC, the global news and information group, in 1994. Following the acquisition, continued development of the TIB technology was undertaken to expand its use in the financial services markets.

   In January 1997, our company, TIBCO Software Inc., was established as an entity separate from Teknekron. We were formed to create and market software solutions for use in the integration of business information, processes and applications in diverse markets and industries outside the financial services sector. In connection with our establishment as a separate entity, Reuters transferred to us certain assets and liabilities related to our business and granted to us a royalty-free license to the intellectual property incorporated into some of our current software products. Reuters also assigned to us at that time license and service contracts primarily within the high-tech manufacturing and energy markets, including contracts with NEC, Motorola, Mobil and Chevron.

   Our software products enable businesses to link internal operations, business partners and customer channels in real time. Our software products allow multiple distinct applications, web sites, databases and other content sources to be integrated and managed within a common framework. Our products also enable enterprises to extend their information technology infrastructures and business processes across the Internet to conduct all forms of electronic business using the Internet: business-to-business, business-to-consumer and business-to-employee. Our core technology, known as The Information Bus or the TIB, is software that enables enterprises and users to automatically transmit, receive, filter and personalize digital information in real-time. The Information Bus also facilitates real-time, two-way communications between applications across distributed computer networks and mobile information devices such as hand-held computers, pagers and digital cellular phones. Our products are currently in use by over 1,000 companies in diverse markets such as telecommunications, manufacturing, energy, financial services and Internet portals.

   During fiscal 1998, we expanded our product development activities and continued to invest in creating a product marketing organization, engaging in advertising programs to build our corporate brand identity. We also built our domestic and international direct sales force and created a general and administrative infrastructure. During the second half of fiscal 1998, we began initial shipments of our TIBCO ActiveEnterprise products, to companies such as PageNet, Philips Medical, Compaq and 3Com. We also formally introduced our TIBCO.net product and service offering for creating and managing e-business activities, and generated revenue from Yahoo! and Netscape for enabling their stock quotation services. During fiscal 1999, we added approximately 200 new customers for our TIBCO ActiveEnterprise and TIBCO.net products, and we strengthened our position in our key vertical markets--telecommunication, Internet portals, manufacturing, energy and financial services. New customers included AT&T, AltaVista, AOL/Netscape, Procter and Gamble, SAP, Philips, Enron, Chemdex, FT.com, Ericsson, Siemens, Williams Communications and Sprint. We also established and strengthened strategic relationships with leading companies aimed at providing complementary business to business e-commerce and Internet solutions. These companies included Ariba, Cisco Systems, Oracle, Sun Microsystems, SAP, Yahoo! Portal Software, AvantGo, Deloitte Consulting, Selectica, i2 Technologies, Siebel Systems, and Sybase. We also released the TIB/PortalBuilder, a product for the creation and management of portals. During fiscal 2000, we continued to focus on strengthening our position in our significant vertical markets and our relationships with major system integrators such a KPMG, Cap Gemini/ Ernst & Young and Deloitte & Touche. We also introduced our TIBCO ActiveExchange product suite, which is used to more dynamically and collaboratively automate interactions among businesses. In addition, we added more than 300 new customers during fiscal 2000, including such industry leaders as Agilent, El Paso Energy, Schering Plough, Enron Corporation, and The Limited.

   Our revenue in fiscal 1999 and 2000 consisted primarily of license and product fees from our customers and distributors, including from Reuters pursuant to our license agreement with it, both of which were primarily attributable to sales of our TIBCO ActiveEnterprise product suite. In addition, we receive fees from our customers for providing project integration services. We also receive revenue from our TIBCO.net customers. Revenue from these customers is a combination of fixed service charges, a percentage of the advertising fees generated from their TIBCO.net-enabled web pages and a charge for each user visit to these web pages. We also receive revenues from our strategic relationships with business partners who embed our products in their hardware and networking systems as well as from systems integrators who resell our products.

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

   Our distributors generally pay us negotiated royalties on their sales of our products. Reuters distributes our products to customers in the financial services market segment. Through December 2001, Reuters must pay us product fees based on a percentage of the revenue it derives from the sale of licenses and maintenance for our products. Under our license agreement with Reuters, minimum guaranteed product fees were $16 million in calendar 1999 and $18 million in calendar 2000 and are $20 million in calendar 2001. We recognized $18.3 million in fees from Reuters in fiscal 2000. We will recognize revenue in the amount of these guaranteed product fees ratably over the contractual period. In any period where actual product fees exceed the minimum guaranteed product fees for the year, the actual product fees and cumulative minimum guaranteed product fees will be recognized as revenue.

   The following table sets forth, for the periods indicated, certain financial information as a percentage of total revenue:

                                                              Year Ended
                                                             November 30,
                                                            ------------------
                                                            2000   1999   1998
                                                            ----   ----   ----
   Revenue:
     License revenue.......................................  72%    59%    33%
     Service and maintenance revenue.......................  28     41     67
                                                            ---    ---    ---
       Total revenue....................................... 100    100    100
                                                            ---    ---    ---
   Cost of revenue.........................................
     Stock-based compensation..............................   1      1      1
     Cost of revenue.......................................  24     38     52
                                                            ---    ---    ---
   Gross profit............................................  75     61     47
                                                            ---    ---    ---

   Operating expenses:
     Research and development..............................
      Stock-based compensation.............................   8      3      2
      Other research and development.......................  23     28     28
     Sales and marketing...................................
      Stock-based compensation.............................  13      4      4
      Other sales and marketing............................  37     34     29
     General and administrative............................
      Stock-based compensation.............................   1      1      3
      Other general and administrative.....................   7      9      8
     Acquired in-process research and development..........   1      3    --
     Amortization of goodwill and acquired intangibles.....   4      1    --
                                                            ---    ---    ---
       Total operating expenses............................  94     83     74
                                                            ---    ---    ---
   Loss from operations.................................... (19)   (22)   (27)
   Other income, net.......................................  11      2      2
   Realized loss in equity investments.....................  (1)   --     --
                                                            ---    ---    ---
   Net loss before income taxes............................  (9)   (20)   (25)
   Provision for income taxes..............................  (1)   --     --
                                                            ---    ---    ---
   Net loss................................................ (10%)  (20%)  (25%)
                                                            ===    ===    ===

Results of Operations

 Total Revenue

   Revenue was $251.8 million, $96.4 million and $52.8 million in fiscal 2000, 1999, and 1998, respectively, representing increases of $155.4 million, or 161%, from fiscal 1999 to fiscal 2000 and $43.7 million, or 83%, from fiscal 1998 to fiscal 1999. Revenue from Reuters accounted for 8%, 19% and 15% of our total revenue in fiscal 2000, 1999 and 1998 respectively. In fiscal 2000 and 1999, revenue from Reuters of $20.8 million and $18 million, respectively, consisted primarily of product fees on its sales of our products under our license agreement with Reuters. In fiscal 1998, revenue from Reuters consisted primarily of maintenance and consulting fees for services we performed for Reuters. In fiscal 1998, Cedel Global Services accounted for 17% of total revenue.

 License Revenue

   License revenue was $181.6 million, $56.9 million and $17.5 million in fiscal 2000, 1999 and 1998, respectively. License revenue increased $124.7 million, or 219%, from 1999 to fiscal 2000. This increase was due primarily to the increased volume of sales from a broader suite of products. License revenue increased $39.4 million, or 225%, from fiscal 1998 to fiscal 1999. This increase was due primarily to the increased volume of sales of our TIBCO ActiveEnterprise products. License revenue was 72%, 59% and 33% of total revenue in fiscal 2000, 1999 and 1998, respectively. The increases in license revenue as a percentage of total revenue reflect our strategy of pursuing a license-driven business model, the increasing acceptance of our products in key vertical markets and the expansion of our relationships with systems integrators which effectively leverages our direct sales of software products. We believe that license revenues will grow in absolute dollars and will increase slightly as a percentage of total revenue in fiscal 2001.

 Service and Maintenance Revenue

   Service and maintenance revenue was $70.2 million, $39.5 million and $35.3 million in fiscal 2000, 1999 and 1998, respectively, representing increases of $30.7 million, or 78%, from fiscal 1999 to fiscal 2000 and $4.2 million, or 12%, from fiscal 1998 to fiscal 1999. Service and maintenance revenue was 28%, 41% and 67% of total revenue in fiscal 2000, 1999 and 1998, respectively. These increases were primarily a result of additional maintenance revenue related to the growth in license revenue. We believe service and maintenance revenue in fiscal 2001 as a percentage of total revenue as license revenue continues to increase as a percentage of total revenue.

 Cost of Revenue

   Cost of revenue consists primarily of salaries and third party contractor and associated expenses related to providing project implementation services, the cost of providing maintenance and customer support services, and royalties. The majority of our cost of revenue is directly related to our service revenue. Cost of revenue, excluding stock based compensation charges, was $61.5 million, $36.6 million and $27.7 million in fiscal 2000, 1999 and 1998, respectively, representing increases of $24.9 million, or 68%, from fiscal 1999 to fiscal 2000 and $8.9 million, or 32%, from fiscal 1998 to fiscal 1999. Cost of revenue was 24%, 38% and 52% of total revenue in fiscal 2000, 1999 and 1998, respectively. The increases in cost of revenue in absolute dollars in fiscal 2000 and 1999 resulted from increased service and maintenance revenue and the decreases as a percentage of total revenue were due primarily to increases in license revenue as a percentage of total revenue.

 Research and Development Expenses

   Research and development expenses consist primarily of personnel and related costs associated with the development of our TIBCO ActiveEnterprise, TIBCO ActiveExchange, and TIBCO ActivePortal product suites. Research and development expenses, excluding stock based compensation charges, were $57.9 million, $27.5 million and $14.8 million in fiscal 2000, 1999 and 1998, respectively representing increases of $30.4 million, or 111%, from fiscal 1999 to fiscal 2000 and $12.7 million, or 86%, from fiscal 1998 to fiscal 1999. These increases were due primarily to increases in our development staff as we continued to expand the product suites and upgrade the performance of existing products. Research and development expenses were 23%, 28% and 28% of total revenue in fiscal 2000, 1999 and 1998, respectively. We believe that continued investment in research and development is critical to attaining our strategic objectives and, as a result, expect that spending on research and development will continue to increase in absolute dollars in fiscal 2001.

 Sales and Marketing Expenses

   Sales and marketing expenses consist primarily of personnel and related costs of our direct sales force and marketing staff and the cost of marketing programs, including advertising, trade shows, promotional materials and customer conferences. Sales and marketing expenses, excluding stock based compensation charges, were $92.2 million, $33.1 million and $15.2 million in fiscal 2000, 1999 and 1998, respectively, representing increases of $59.1 million, or 178%, from fiscal 1999 to fiscal 2000 and $17.9 million, or 117%, from fiscal 1998 to fiscal 1999. These increases resulted primarily from the continued expansion of our domestic and international direct sales force in order to sell our expanding suite of products. Sales and marketing expenses were 37%, 34% and 29% of total revenue in fiscal 2000, 1999 and 1998, respectively. We intend to continue to increase staff in our direct sales organization and to develop product marketing and branding campaigns and, accordingly, expect that sales and marketing expenditures will continue to increase substantially in absolute dollars for fiscal 2001.

 General and Administrative Expenses

   General and administrative expenses consist primarily of personnel and related costs for general corporate functions, including executive, legal, finance, accounting, human resources and information technology. General and administrative expenses, excluding stock based compensation charges, were $18.5 million, $8.2 million and $4.0 million in fiscal 2000, 1999 and 1998, respectively, representing increases of $10.3 million, or 125%, from fiscal 1999 to fiscal 2000 and $4.2 million, or 104%, from fiscal 1998 to fiscal 1999. These increases were primarily a result of increased staffing and associated operational costs related to building our general and administrative infrastructure. We believe that general and administrative expenses will increase in absolute dollars and remain relatively stable as a percentage of total revenue for fiscal 2001 as we develop our infrastructure to support a rapidly growing global company.

 Stock-based Compensation

   In connection with the grant of stock options to employees and non-employee directors during fiscal 1998 and 1999, we recorded aggregate unearned compensation of $22.8 million, representing the difference between the deemed fair value of our common stock at the date of grant and the exercise price of such options. Such amount is presented as a reduction of stockholders' equity and is amortized over the vesting period of the applicable option and is shown by expense category. We expect to amortize $3.3 million, $1.9 million, $0.8 million and $0.1 million of unearned stock-based compensation in fiscal 2001, 2002, 2003 and 2004, respectively. Stock-based compensation expense related to employees and non-employee directors was $5.5 million, $5.7 million and $4.8 million in fiscal 2000, 1999 and 1998, respectively.

   Stock-based compensation expense related to stock options granted to consultants is recognized as earned using the multiple option method as prescribed by FASB Interpretation No. 28, and is shown by expense category. At each reporting date, we re-value the stock-based compensation using the Black-Scholes option pricing model. As a result, the stock-based compensation expense will fluctuate as the fair market value of our common stock fluctuates. In connection with the grant of stock options to consultants prior to the Company's initial public offering, we recorded stock-based compensation expense of $34.8 million, $3.5 million and $0.3 million in fiscal 2000, 1999 and 1998, respectively. As of November 30, 2000, we expect to amortize stock-based compensation expense of $6.6 million in fiscal 2001, assuming no change in the underlying value of our common stock.

   We recorded aggregate unearned compensation of $34.9 million in connection with the acquisition of Extensibility Inc. related to unvested options that were assumed as well as stock that was issued as part of the consideration for the acquisition, which is being held in an escrow account. This amount is amortized over the vesting period of the options and the stock, and is shown by expense category. We expect to amortize $18.8 million, $4.3 million, $0.5 million and $0.1 million of unearned stock compensation related to the Extensibility acquisition in fiscal 2001, 2002, 2003 and 2004, respectively. Stock-based compensation expense related to the unvested portion of options assumed and restricted stock granted in connection with the acquisition of Extensibility was $11.2 million in fiscal 2000.

   In fiscal 2000, the Company recognized $5.4 million as stock compensation expense related to the employer portion of payroll taxes due as a result of employee exercise of non qualified stock options.

 Acquired In-process Research and Development

   Management estimated that $2.3 million of the purchase price of Extensibility Inc. in fiscal 2000 and $2.8 million of the purchase price of InConcert, Inc. in fiscal 1999 represented acquired in-process research and development that had not yet reached technological feasibility and has no alternative future use. Accordingly, these amounts were immediately charged to expense upon consummation of the acquisitions.

   Development projects which had not reached technological feasibility and had no future alternative uses, were classified as IPRD. The value of IPRD was determined by estimating the expected cash flows from the projects once commercially viable, discounting the net cash flows back to their present value and then applying a percentage of completion. If the projects are not successfully developed, the sales and profitability of the combined company may be adversely affected in future periods.

 Amortization of Goodwill and Other Acquired Intangibles

   Amortization of goodwill and other acquired intangibles was $10.5 million and $0.5 million in fiscal 2000 and 1999, respectively. Goodwill and other acquired intangibles of $68.0 million recorded in connection with the acquisition of Extensibility in August 2000 are being amortized over their useful lives of two to five years. During the fourth quarter of 1999, $31.2 million of goodwill and other acquired intangibles were recorded in connection with the asset purchase of InConcert. These items which are being amortized over their estimated useful life of 5 years.

 Other Income, Net

   Other income, net includes interest and other miscellaneous income and expense items. Other income, net was $24.9 million, $2.1 million and $1.1 million in fiscal 2000, 1999 and 1998, respectively. The increase in fiscal 2000 was primarily attributable to an increase in interest income due to higher average cash and investment balances following the successful completion of our follow-on offering in March 2000 and realized gains on equity securities, offset by losses on certain investments in emerging companies. The increase in fiscal 1999 was due primarily to interest income earned from our investments which increased significantly as a result of the money raised in connection with our initial public offering in July 1999. As a result of current market conditions, we may incur additional charges on our investments in emerging companies in the future.

 Income taxes

   In fiscal 2000, a $1.9 million provision was recorded for federal, state, and foreign taxes. At November 30, 2000, we had net operating loss carryforwards of $2.4 million and $0.8 million excluding stock compensation deductions, and $429 million and $209 million including stock compensation deductions, for federal and California, respectively, which expire through 2020 and 2005, respectively. We also had available tax credit carryforwards of $4.5 million and $1.5 million for federal and California, respectively, which expire through 2020. In the event of a change in ownership, as defined under federal and state tax laws, the utilization of these carryforwards could be subject to certain limitations in future years.

Liquidity and Capital Resources

   In March 2000, we completed a follow-on offering of 4,775,750 shares of our common stock at $106.00 per share. Net proceeds to us aggregated approximately $481 million (net of underwriters' commissions and of issuance costs of $1.1 million). In July 1999, we completed an initial public offering of 27,485,001 shares of our common stock at $5.00 per share. Net proceeds to us aggregated approximately $123.5 million (net of underwriters' commissions and offering expenses of $13.8 million).

   Net cash provided by operating activities in fiscal 2000 was $37.6 million resulting from our net loss, non-cash charges of $70.6 million, and by a net change of $8.1 million in assets and liabilities. Net cash used by operating activities in fiscal 1999 and 1998 was $9.7 million and $11.8 million, respectively, resulting primarily from our net losses.

   Net cash used in investing activities was $374.8 million, $103.8 million and $8.2 million in fiscal 2000, 1999 and 1998, respectively. Net cash used in investing activities in fiscal 2000 was related primarily to the purchase of short-term investments. Net cash used for investing activities for fiscal 1999 related primarily to the purchase of short-term investments and to the acquisition of InConcert, Inc. Net cash used in investing activities in 1998 was primarily related to the purchase of property and equipment, principally desktop and network hardware and software, and the investment of surplus funds received from the issuance of our capital stock.

   Net cash provided by financing activities for fiscal 2000, 1999 and 1998, respectively, was $495.9 million, $126.5 million and $12.4 million. Cash provided by financing activities was primarily the result of net proceeds from the sale of our common stock in fiscal 2000 and 1999 and our preferred stock in 1998.

   At November 30, 2000, we had $582.9 million in cash, cash equivalents and investments. We anticipate continued growth in our operating expenses for the foreseeable future, particularly in sales and marketing expenses and, to a lesser extent, research and development and general and administrative expenses. As a result, we expect to use our cash resources to fund our operating expenses and capital expenditures, and additionally, to fund acquisitions or investments in complementary businesses, technologies or product lines. We believe that our current cash, cash equivalents and investments, will be sufficient to meet our anticipated cash requirements for working capital and capital expenditures for at least the next twelve months.

Recent Accounting Pronouncements

   In December 1999, the SEC issued SAB No. 101, "Revenue Recognition in Financial Statements." This bulletin summarizes certain SEC's views in applying accounting principles generally accepted in the U.S. to revenue recognition in financial statements. Based on the SEC's timeline for implementing SAB 101, the Company would be required to comply with the guidelines in the fourth quarter of fiscal year 2001. The Company is currently evaluating SAB 101 and does not expect its implementation will have a material effect on its financial position, results of operations, or cash flows.

FACTORS THAT MAY AFFECT OPERATING RESULTS

   The following risk factors could materially and adversely affect our future operating results and could cause actual events to differ materially from those predicted in forward-looking statements related to our business.

We have a history of losses and we expect future losses, and if we do not achieve and sustain profitability our business will suffer and our stock price may decline.

   Although our revenue has increased in recent quarters, we may not be able to sustain our growth or obtain sufficient revenue to achieve and sustain profitability. We incurred net losses of approximately $25.0 million, $19.5 million, and $13.0 million in fiscal 2000, 1999, and 1998 respectively. As of November 30, 2000, we had an accumulated deficit of approximately $62.0 million.

   We have invested significantly in building our sales and marketing organization and in our technology research and development. We expect to continue to spend substantial financial and other resources on expanding our direct sales and marketing activities and developing and introducing enhancements to our existing products and new software products. As a result, we need to generate significant revenue to achieve and maintain profitability. We expect that our research and development expenses and our general and administrative expenses will continue to increase in absolute dollars. We intend to continue to increase staff in our direct sales organization and to develop producing marketing and branding campaigns and accordingly, expect that sales and marketing expenditures will continue to increase substantially in absolute dollars for the foreseeable future.

Our future revenue is unpredictable, and we expect our quarterly operating results to fluctuate, which may cause our stock price to decline.

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

Our licensing and distribution relationship with Reuters places limitations on our ability to conduct our business.

   We have a significant relationship with Reuters for licensing and distribution. Our relationship with Reuters involves limitations and restrictions on our business, as well as other risks, described below.

   Reuters has access to the intellectual property used in our products, and could use the intellectual property to compete with us. We license the underlying TIB messaging technology incorporated into some of our important TIBCO ActiveEnterprise products from Reuters. We do not own this technology. Reuters is not restricted from using the TIB technology to produce products that compete with our products, and it can grant limited licenses to the TIB technology to others who may compete with us. In addition, we must license all the intellectual property and products we create through December 2011 to Reuters. This will place Reuters in a position to more easily develop products that compete with our product offerings.

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

   Our relationship with Reuters restricts our ability to earn revenue from sales in the financial services market. Under the license agreement, Reuters is required to pay us product fees based on a percentage of its revenue from sales of our products in the financial services market, excluding products that are embedded in any Reuters products. These product fees may be materially less than the product fees we could obtain from other distributors or resellers in the financial services market. In addition, when we sell our products into the financial services market through third-party distributors other than Reuters, Reuters receives a share of our license revenue.

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

The market for e-business infrastructure software may not grow as quickly as we anticipate, which would cause our revenues to fall below expectations.

   The market for e-business infrastructure software is relatively new and evolving. We earn a substantial portion of our revenue from sales of our e-business infrastructure software, including application integration software, and related services. We expect to earn substantially all of our revenue in the foreseeable future from sales of these products and services. Our future financial performance will depend on continued growth in the number of organizations demanding software and services for application integration, e-business and information delivery and seeking outside vendors to develop, manage and maintain this software for their critical applications. Many of our potential customers have made significant investments in internally developed systems and would incur significant costs in switching to third-party products, which may substantially inhibit the growth of the market for e-business infrastructure software. If the market fails to grow, or grows more slowly than we expect, our sales will be adversely affected.

Our acquisition strategy could cause financial or operational problems.

   Our success depends on our ability to continually enhance and broaden our product offerings in response to changing technologies, customer demands, and competitive pressures. To this end, we may acquire new and complementary businesses, products or technologies. We do not know if we will be able to complete any acquisitions or that we will be able to successfully integrate any acquired business, operate them profitably, or retain their key employees. For example, we completed the acquisition of substantially all of the assets of InConcert, Inc. in November 1999 and the acquisition of Extensibility, Inc. in September 2000. Integrating InConcert, Extensibility or any other newly acquired business, product or technology could be expensive and time-consuming, could disrupt our ongoing business, and could distract our management. We may face competition for acquisition targets from larger and more established companies with greater financial resources. In addition in order to finance any acquisitions, we might need to raise additional funds through public or private financings. In that event, we could be forced to obtain equity or debt financing on terms that are not favorable to us and, in the case of equity financing, that results in dilution to our stockholders. If we are unable to integrate InConcert, Extensibility or any other newly acquired entity, products or technology effectively, our business, financial condition and operating results would suffer. In addition, any amortization of goodwill or other assets or other charges resulting from the costs of acquisitions could harm our operating results.

Our investment strategy could cause financial or operational problems.

   As of November 30, 2000 we had invested $23.0 million in companies with complementary technologies or products or which provide us with access to additional vertical markets and customers, and we plan to continue making such investments in the future. The companies in which we invest are often at early stages of development, and no public market exists for their securities at the time of our investment. These investments may not result in any meaningful commercial benefit to us, and our investments could lose all or a significant part of their value. Moreover, in certain circumstances, these investments could subject us to restrictions imposed by the Investment Company Act of 1940. We might have to take actions, including, buying, refraining from buying, selling or refraining from selling securities when we would otherwise not wish to, in order to avoid registration under the Investment Company Act of 1940.

Our stock price may be volatile, which could cause investors to lose all or part of their investments in our stock.

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

The rapid growth of our operations could strain our resources and cause our business to suffer.

   Our ability to successfully offer products and services and implement our business plan in a rapidly evolving market requires an effective planning and management process. We are increasing the scope of our operations and we have recently increased our headcount substantially, both domestically and internationally. Our growth has placed and will continue to place a significant strain on our management systems, infrastructure and resources. We expect that we will need to continue to improve our financial and managerial controls, reporting systems and procedures. We will also need to expand, train and manage our workforce worldwide. Accordingly, we believe that general and administrative expenses will continue to increase in absolute dollars. Furthermore, we expect that we will be required to manage an increasing number of relationships with various customers and other third parties. Failure to expand any of the foregoing areas efficiently and effectively could interfere with the growth of our business as a whole.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   We invest in marketable securities in accordance with our investment policy. The primary objectives of our investment policy are to preserve principal, maintain proper liquidity to meet operating needs and maximize yields. Our investment policy specifies credit quality standards for our investments and limits the amount of credit exposure to any single issue, issuer or type of investment. The maximum allowable duration of a single issue is 2.5 years and the maximum allowable duration of the portfolio is 1.3 years.

   At the end of fiscal 2000 and fiscal 1999, we had an investment portfolio of fixed income securities totaling $401.9 million and $76.1 million, excluding those classified as cash and cash equivalents and restricted funds. Our investments consist primarily of bank and finance notes, various government obligations and asset-backed securities. These securities are classified as available-for-sale and are recorded on the balance sheet at fair market value with unrealized gains or losses reported as a separate component of stockholders' equity. Unrealized losses are charged against income when a decline in fair market value is determined to be other than temporary. The specific identification method is used to determine the cost of securities sold.

   The investment portfolio is subject to interest rate risk and will fall in value in the event market interest rates increase. If market interest rates were to increase immediately and uniformly by 100 basis points (approximately 15% of current rates in the portfolio) from levels as of November 30, 2000, the fair market value of the portfolio would decline by approximately $5.2 million.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   Reference is made to the Index to Consolidated Financial Statements that appears on page F-1 of this report. The Report of PricewaterhouseCoopers LLP, Independent Accountants, the Consolidated Financial Statements and the Notes to Consolidated Financial Statements listed in the Index to Consolidated Financial Statements, which appear beginning on page F-2 of this report, are incorporated by reference into this Item 8.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

   Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

   The information required by this item concerning our directors and executive officers is incorporated by reference to the information set forth in the sections entitled "Election of Directors" and "Executive Compensation and Employment Agreements" in our Proxy Statement for the 2001 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our fiscal year ended November 30, 2000.

ITEM 11. EXECUTIVE COMPENSATION

   The information required by this item regarding executive compensation is incorporated by reference to the information set forth in the sections entitled "Election of Directors--Director Compensation" and "Executive Compensation and Employment Agreements" in our Proxy Statement for the 2001 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our fiscal year ended November 30, 2000.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The information required by this item regarding security ownership of certain beneficial owners and management is incorporated by reference to the information set forth in the section entitled "Security Ownership of Certain Beneficial Owners and Management" in our Proxy Statement for the 2001 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our fiscal year ended November 30, 2000.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The information required by this item regarding certain relationships and related transactions is incorporated by reference to the information set forth in the sections entitled "Certain Transactions" and "Compensation Committee Interlocks and Insider Participation" in our Proxy Statement for the 2001 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our fiscal year ended November 30, 2000.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

   (a) The following documents are filed as part of this Form 10-K:

     1. Financial Statements. Please see the accompanying Index to Consolidated Financial Statements which appears on page F-1 of the report. The Report of Independent Accountants, the Consolidated Financial Statements and the Notes to Consolidated Financial Statements listed in the Index to Consolidated Financial Statements, which appear beginning on page F-2 of this report, are incorporated by reference into Item 8 above.

     2. Financial Statement Schedules. Financial Statement Schedules have been omitted because the information required to be set forth therein is either not applicable or is included in the Consolidated Financial Statements or the notes thereto. See also Item 14(d) below.

     3. Exhibits: See Item 14(c) below. The management contracts and compensatory plans or arrangements required to be filed as exhibits to this form pursuant to Item 14(c) are as follows:

    10.4  1996 Stock Plan, as amended

    10.5  1998 Director Option Plan, as amended.

    10.7  Employment Agreement between Registrant and Vivek Y. Ranadive.

    10.8  Employment Agreement between Registrant and Robert B. Stefanski.

    10.9  Employment Agreement between Registrant and Paul G. Hansen.

   (b) Reports on Form 8-K.

   We filed a current report on Form 8-K on September 19, 2000 to announce our acquisition on September 5, 2000 of the outstanding stock of Extensibility, Inc., a Delaware corporation. The acquisition was effected by a merger of Extensibility with and into Cardinal Acquisition Corporation, a Delaware corporation and our wholly-owned subsidiary.

   We filed a current report on Form 8-K/A on November 17, 2000 related to our acquisition of the outstanding capital stock of Extensibility. The following financial statements and pro forma financial information were filed as part of this report:

       (i)  Financial statements of Extensibility:

      Report of Independent Accountants

      Balance sheet as of December 31, 1998, December 31, 1999 and June
       30, 2000 (unaudited)

      Statements of Operations for the period from inception to December
       31, 1998, the year ended December 31, 1999 and the six months ended June 30, 2000 (unaudited)

      Statements of Redeemable Convertible Preferred Stock and
       Stockholders' Deficit for the period from inception to December 31, 1998, the year ended December 31, 1999 and the six months ended June 30, 2000 (unaudited)

      Statements of Cash flows for the period from inception to December
       31, 1998, the year ended December 31, 1999 and the six months ended June 30, 2000 (unaudited)

      Notes to Financial Statements for the period from inception to December 31, 1998 the year ended December 31, 1999 and the six months ended June 30, 2000 (unaudited)

        (ii)  Pro forma financial information:

      TIBCO Software Inc. Unaudited Pro Forma Condensed Combined Statement of Operations for the year ended November 30, 1999

      TIBCO Software Inc. Unaudited Pro Forma Condensed Combined Statement of Operatons for the nine months ended August 31, 2000

      TIBCO Software Inc. Unaudited Pro Forma Condensed Combined Balance
       Sheet as of August 31, 2000

   (c) Exhibits. The exhibits listed on the accompanying Exhibit Index immediately following the signature page are filed as part of, or are incorporated by reference into, this Form 10-K.

   (d) Financial Statement Schedules. None

                              TIBCO SOFTWARE INC.

                         INDEX TO FINANCIAL STATEMENTS

                                                                           Page
                                                                           ----
Report of Independent Accountants.........................................  F-2
Consolidated Balance Sheet................................................  F-3
Consolidated Statement of Operations......................................  F-4
Consolidated Statement of Stockholders' Equity............................  F-5
Consolidated Statement of Cash Flows......................................  F-6
Notes to Consolidated Financial Statements................................  F-7

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of TIBCO Software Inc.

   In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of TIBCO Software Inc. and its subsidiaries at November 30, 2000 and November 30, 1999, and the results of their operations and their cash flows for each of the three years in the period ended November 30, 2000 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

San Jose, California
December 18, 2000

                              TIBCO SOFTWARE INC.

                          CONSOLIDATED BALANCE SHEETS
                     (in thousands, except per share data)

                                                              November 30,
                                                           -------------------
                                                             2000       1999
                                                           ---------  --------
                          ASSETS

Current Assets:
  Cash and cash equivalents............................... $ 171,658  $ 13,681
  Short-term investments..................................   411,242    76,126
  Accounts receivable, net................................    89,978    38,599
  Due from related parties................................     3,411     3,886
  Other current assets....................................    17,410     5,031
                                                           ---------  --------
    Total current assets..................................   693,699   137,323

Property and equipment, net...............................    27,593    10,423
Other assets..............................................    19,673     1,171
Goodwill and acquired intangibles, net....................    88,250    30,721
                                                           ---------  --------
                                                           $ 829,215  $179,638
                                                           =========  ========

           LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable........................................ $   6,712  $  7,501
  Amounts due related parties.............................     2,144       --
  Accrued liabilities.....................................    54,905    21,128
  Deferred revenue........................................    33,635    13,091
                                                           ---------  --------
    Total current liabilities.............................    97,396    41,720

Commitments (Note 7)

Deferred income taxes.....................................     2,284       --

Stockholders' equity:
  Common stock, $0.001 par value; 300,000 shares
   authorized; 194,882, 181,215 and 67,131 shares issued
   and outstanding, respectively..........................       195       181
  Additional paid-in capital..............................   817,077   182,939
  Unearned stock-based compensation.......................   (29,946)   (8,083)
  Accumulated other comprehensive gain (loss).............     4,255       (24)
  Accumulated deficit.....................................   (62,046)  (37,095)
                                                           ---------  --------
    Total stockholders' equity............................   729,535   137,918
                                                           ---------  --------
                                                           $ 829,215  $179,638
                                                           =========  ========

  The accompanying notes are an integral part of these consolidated financial statements.

                              TIBCO SOFTWARE INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)

                                                   Year Ended November 30,
                                                  ----------------------------
                                                    2000      1999      1998
                                                  --------  --------  --------
License revenue:
  Non-related parties............................ $160,700  $ 39,680  $ 14,511
  Related parties................................   20,901    17,236     2,984
                                                  --------  --------  --------
    Total license revenue........................  181,601    56,916    17,495
                                                  --------  --------  --------
Service and maintenance revenue:
  Non-related parties............................   66,841    36,601    30,577
  Related parties................................    3,355     2,923     4,685
                                                  --------  --------  --------
    Total service and maintenance revenue........   70,196    39,524    35,262
                                                  --------  --------  --------
      Total revenue..............................  251,797    96,440    52,757
                                                  --------  --------  --------
Cost of revenue:
  Stock-based compensation.......................    3,025     1,113       490
  Cost of license revenue........................    4,419     2,402       984
  Cost of service and maintenance revenue........   57,074    34,210    26,698
                                                  --------  --------  --------
    Total cost of revenue........................   64,518    37,725    28,172
                                                  --------  --------  --------
Gross profit.....................................  187,279    58,715    24,585
                                                  --------  --------  --------
Operating expenses:
  Research and development.......................
   Stock-based compensation......................   18,525     2,707       971
   Other research and development................   57,861    27,478    14,787
  Sales and marketing............................
   Stock-based compensation......................   33,637     4,281     2,304
   Other sales and marketing.....................   92,228    33,130    15,242
  General and administrative.....................
   Stock-based compensation......................    1,729     1,151     1,299
   Other general and administrative..............   18,489     8,229     4,025
  Acquired in-process research and development...    2,260     2,800       --
  Amortization of goodwill and acquired
   intangibles...................................   10,479       521       --
                                                  --------  --------  --------
    Total operating expenses.....................  235,208    80,297    38,628
                                                  --------  --------  --------
Loss from operations.............................  (47,929)  (21,582)  (14,043)
Interest income..................................   28,064     2,707     1,394
Other income (expense), net......................   (1,386)     (606)     (302)
Realized loss in equity investments..............   (1,812)      --        --
                                                  --------  --------  --------
Loss before income taxes.........................  (23,063)  (19,481)  (12,951)
Provision for income taxes.......................   (1,888)      --        --
                                                  --------  --------  --------
Net loss......................................... $(24,951) $(19,481) $(12,951)
                                                  ========  ========  ========
Net loss per share:
  Basic and diluted.............................. $ ( 0.14) $ ( 0.19) $  (0.22)
                                                  ========  ========  ========
  Weighted average common shares outstanding.....  184,177   104,112    60,033
                                                  ========  ========  ========

  The accompanying notes are an integral part of these consolidated financial statements.

                              TIBCO SOFTWARE INC.

                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                (in thousands)

                           Convertible
                            Preferred                                              Accumulated
                              Stock         Common Stock  Additional   Unearned       Other
                          ---------------  --------------  Paid-In   Stock-based  Comprehensive Accumulated
                          Shares   Amount  Shares  Amount  Capital   Compensation Income (Loss)   Deficit    Total
                          -------  ------  ------- ------ ---------- ------------ ------------- ----------- --------
Balance at November 30,
1997....................   73,095  $  73    62,004  $ 62   $ 26,462    $ (4,767)     $  --       $ (4,663)  $ 17,167
Net loss................      --     --        --    --         --          --          --        (12,951)   (12,951)
Issuance of series C
preferred stock, net....    8,583      9       --    --      10,989         --          --            --      10,998
Exercise of common stock
options, net............      --     --      5,127     5      1,421         --          --            --       1,426
Unearned stock-based
compensation, net.......      --     --        --    --       7,527      (2,463)        --            --       5,064
                          -------  -----   -------  ----   --------    --------      ------      --------   --------
Balance at November 30,
1998....................   81,678     82    67,131    67     46,399      (7,230)        --        (17,614)    21,704
                                                                                                            --------
Net loss................      --     --        --    --         --          --          --        (19,481)   (19,481)
Translation
adjustments.............      --     --        --    --         --          --          178           --         178
Unrealized loss on
investments.............      --     --        --    --         --          --         (202)          --        (202)
                                                                                                            --------
 Comprehensive income...                                                                                     (19,505)
                                                                                                            --------
Issuance of common stock
in public offering, net
of issuance costs of
$13,925.................      --     --     27,486    27    123,470         --          --            --     123,497
Conversion of
convertible preferred
stock in connection with
IPO.....................  (81,678)   (82)   81,678    82        --          --          --            --         --
Exercise of common stock
options, net............      --     --      4,920     5      2,965         --          --            --       2,970
Unearned stock-based
compensation, net.......      --     --        --    --      10,105        (853)        --            --       9,252
                          -------  -----   -------  ----   --------    --------      ------      --------   --------
Balance at November 30,
1999....................      --     --    181,215   181    182,939      (8,083)        (24)      (37,095)   137,918
                                                                                                            --------
Net loss................      --     --        --    --         --          --          --        (24,951)   (24,951)
Translation
adjustments.............      --     --        --    --         --          --         (751)          --        (751)
Unrealized gain on
investments.............      --     --        --    --         --          --        5,030           --       5,030
                                                                                                            --------
 Comprehensive income...                                                                                     (20,672)
                                                                                                            --------
Issuance of common stock
in follow-on offering,
net of issuance costs of
$1,147..................      --     --      4,776     5    481,032         --          --            --     481,037
Common stock issued in
connection with
acquisition of
Extensibility...........      --     --        829     1     64,983         --          --            --      64,984
Deferred compensation
related to acquisition
of Extensibility........      --     --        --    --      34,905     (34,905)        --            --         --
Exercise of common stock
options, net............      --     --      7,170     7     10,520         --          --            --      10,527
ESPP common stock
issued..................      --     --        892     1      4,332         --          --            --       4,333
Unearned stock-based
compensation, net.......      --     --        --    --      38,366      13,042         --            --      51,408
                          -------  -----   -------  ----   --------    --------      ------      --------   --------
Balance at November 30,
2000....................      --   $ --    194,882  $195   $817,077    $(29,946)     $4,255      $(62,046)  $729,535
                          -------  -----   -------  ----   --------    --------      ------      --------   --------

  The accompanying notes are an integral part of these consolidated financial statements.

                              TIBCO SOFTWARE INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                   Year Ended November 30,
                                                 ------------------------------
                                                   2000       1999       1998
                                                 ---------  ---------  --------
Cash flows from operating activities:
 Net loss......................................  $ (24,951) $ (19,481) $(12,951)
 Adjustments to reconcile net loss to net cash
  provided by (used for) operating activities:
  Depreciation and amortization................      4,687      2,110     1,073
  Write-off of in-process research and
   development.................................      2,260      2,800       --
  Amortization of goodwill and other
   intangibles.................................     10,479        521       --
  Amortization of stock-based compensation.....     51,408      9,252     5,064
  Realized loss in investments.................      1,812        --        --
  Changes in assets and liabilities:
   Accounts receivable.........................    (51,287)   (26,119)   (5,996)
   Due from related parties....................      2,619      1,543     1,339
   Other assets................................    (11,814)    (3,005)   (1,017)
   Accounts payable............................       (913)     4,019     2,240
   Accrued liabilities.........................     32,749     10,279     1,618
   Deferred revenue............................     20,544      8,406    (3,152)
                                                 ---------  ---------  --------
     Net cash provided by (used for) operating
      activities...............................     37,593     (9,675)  (11,782)
                                                 ---------  ---------  --------
Cash flows from investing activities:
 Deposits held by Reuters......................        --      15,423    (5,164)
 Purchases of short-term investments...........   (459,558)  (198,325)      --
 Cash used in acquisitions, net of cash
  received.....................................     (2,409)       --        --
 Sales of short term investments...............    136,661    121,997       --
 Purchases of property and equipment, net......    (21,423)    (8,931)   (2,990)
 Purchase of private equity investments........    (23,033)       --        --
 Acquisition of InConcert, Inc.................        --     (34,000)      --
 Investment pledged as security for letter of
  credit.......................................     (5,000)       --        --
                                                 ---------  ---------  --------
     Net cash used for investing activities....   (374,762)  (103,836)   (8,154)
                                                 ---------  ---------  --------
Cash flows from financing activities:
 Proceeds from issuance of common stock........    481,037    123,497       --
 Proceeds from exercise of stock options.......     10,527      2,970     1,426
 Proceeds from employee stock purchase plan....      4,333        --        --
 Proceeds from issuance of preferred stock.....        --         --     10,998
                                                 ---------  ---------  --------
     Net cash provided by financing
      activities...............................    495,897    126,467    12,424
                                                 ---------  ---------  --------
Effect of exchange rate changes on cash........       (751)       178       --
                                                 ---------  ---------  --------
Net change in cash and cash equivalents........    157,977     13,134    (7,512)
Cash and cash equivalents at beginning of
 period........................................     13,681        547     8,059
                                                 ---------  ---------  --------
Cash and cash equivalents at end of period.....  $ 171,658  $  13,681  $    547
                                                 =========  =========  ========
Non-cash investing and financing activities:
Deferred stock compensation....................  $  73,271  $  10,105  $  7,527
                                                 =========  =========  ========
Common stock and options issued in connection
 with acquisition..............................  $  64,894  $     --   $    --
                                                 =========  =========  ========
Fair value of liabilities assumed in
 acquisition...................................  $    (591) $     --   $    --
                                                 =========  =========  ========

  The accompanying notes are an integral part of these consolidated financial statements.

                              TIBCO SOFTWARE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               November 30, 2000

Note 1. The Company

   TIBCO Software Inc. ("TIBCO Software" or the "Company") is the successor to a portion of the business of Teknekron Software Systems, Inc. ("Teknekron"). Teknekron was founded in 1985 and pioneered the development of "publish and subscribe" computing by creating the software infrastructure for the integration and delivery of market data (e.g., stock quotes, news and other financial information) in the trading rooms of large banks and financial institutions. This publish and subscribe technology, know as The Information Bus or "TIB," permitted the integration of disparate information from various data sources and its distribution across a variety of networks and platforms within these banks, financial institutions and stock exchanges.

   Teknekron was acquired by a subsidiary of Reuters Group PLC ("Reuters"), the global news and information group, in 1994, and the underlying technology rights owned by Teknekron were assigned to Reuters. In November 1996, TIBCO Software was incorporated in Delaware as a separate entity from Teknekron and was formed to create and market software solutions for use in the integration of business information, processes and applications in diverse industries outside the financial services market. Through a license and distribution agreement, Reuters is the preferred distributor of TIBCO Software products in the financial services market, subject to limited exceptions.

   Effective as of January 1, 1997, the Company's capital structure was established, and the transfer to TIBCO Software of certain assets, liabilities and customer contracts previously owned by Reuters was substantially completed. Prior to January 1, 1997, operations were conducted by Reuters and its subsidiaries.

   In July 1999, the Company completed its initial public offering ("IPO"), of approximately 27,485,001 shares of common stock (including 3,285,000 shares purchased by the underwriters over-allotment option, 1,500,000 shares sold directly to Sun Microsystems, and 800,001 shares sold directly to Yahoo! Inc.) at $5.00 per share. Net proceeds aggregated approximately $123.5 million. At the closing of the offering, all issued and outstanding shares of the Company's preferred stock were converted into an aggregate of 81,678,945 shares of common stock. At November 30, 2000, Reuters still owned a majority of the Company's common stock.

   In March 2000, the Company sold 4,775,750 shares of our common stock in a follow-on offering. Net proceeds to the Company aggregated approximately $481 million (net of issuance costs of $1.2 million).

Note 2. Basis of Presentation and Significant Accounting Policies

 Principles of Consolidation

   The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

 Stock Splits

   In January 2000, the Company's Board of Director's approved a three-for-one stock split payable in the form of a dividend of two additional shares of the Company's common stock for every share owned by shareholders which became effective on February 18, 2000. In June 1999, the Company's Board of Directors approved a one-for-two reverse stock split of Company's outstanding shares that became effective on July 13, 1999. All share and per share information included in these financial statements have been retroactively adjusted to reflect these splits.

                              TIBCO SOFTWARE INC.

 Use of Estimates

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

 Foreign Currency Translation

   The functional currency of the Company's wholly-owned foreign subsidiaries are the local currencies. Assets and liabilities of these subsidiaries are translated into U.S. dollars at exchange rates at the balance sheet date. Income and expense items are translated at average exchange rates for the period. Accumulated translation adjustments are recorded as a component of accumulated other comprehensive loss in stockholders' equity. Foreign exchange transaction gains and losses were not material in all periods presented.

 Cash, Cash Equivalents and Short-term Investments

   The Company considers all highly liquid investment securities with original maturities of three months or less to be cash equivalents. Management determines the appropriate classification of marketable securities at the time of purchase and evaluates such designation as of each balance sheet date. To date, all marketable securities have been classified as available-for-sale and are carried at fair value with unrealized gains and losses, if any, included in stockholders' equity. All investments are presented as current assets even though some have scheduled maturities of greater than one year. Interest, dividends and realized gains and losses are included in interest income. Realized gains and losses are recognized based on the specific identification method.

   Investments consist of the following (in thousands):

                                                              November 30,
                                                            ------------------
                                                              2000      1999
                                                            ---------  -------
   U.S. government debt securities......................... $ 119,359  $40,866
   Corporate debt securities...............................    65,731   15,668
   Marketable equity securities............................     9,321      --
   Notes and other.........................................   362,873   27,283
                                                            ---------  -------
     Total available-for-sale securities...................   557,284   83,817
   Less: Amounts classified as cash equivalents............  (141,042)  (7,691)
     Investment pledged for security of letter of credit...    (5,000)     --
                                                            ---------  -------
   Total investments.......................................   411,242   76,126
   Less: Marketable equity securities......................    (9,321)     --
                                                            ---------  -------
     Total fixed income securities......................... $ 401,921  $76,126
                                                            =========  =======

   As of November 30, 2000 and 1999, short-term investments with contractual maturities of one year or less and one year through five years were $73.5 million and $328.4 million, and $26.0 million and $50.1 million, respectively.

 Concentration of Credit Risk

   Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash, cash equivalents, and accounts receivable. Cash, cash equivalents and investments are deposited with financial

                              TIBCO SOFTWARE INC.

institutions that management believes are creditworthy. The Company's accounts receivable are derived from revenue earned from customers located primarily in the United States and Europe. The Company performs ongoing credit evaluations of its customers' financial conditions and, generally, requires no collateral from its customers. The Company maintains an allowance for doubtful accounts receivable based upon the expected collectibility of accounts receivable.

 Capitalized Software Development Costs

   Costs related to research and development are generally charged to expense as incurred. Capitalization of material software development costs begins when a product's technological feasibility has been established in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed". To date, the period between achieving technological feasibility, which the Company has defined as the establishment of a working model which typically occurs when beta testing commences, and the general availability of such software has been short, and as such, software development costs qualifying for capitalization have been insignificant.

   In 1999, the Company adopted SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". SOP 98-1 requires the capitalization of certain costs relating to software acquired, developed or modified solely to meet the company's internal requirements and for which there are no substantive plans to market the software. Costs incurred after the preliminary planning stage of the project and after management has authorized and committed funds to the project are required to be capitalized. Capitalizable costs related to software developed to meet internal requirements were not material in fiscal 1999 and fiscal 2000, respectively. Accordingly, all internal software development costs have been expensed.

 Property and Equipment

   Property and equipment are stated at cost. Depreciation is generally computed using the straight-line method over the estimated useful lives of the assets as follows:

   Equipment...............  2-3 years
   Furniture and fixtures..  5 years
   Leasehold improvements..  Shorter of the lease term or the estimated useful life

 Goodwill and Other Intangible Assets

   Goodwill and other intangible assets acquired in purchase transactions are amortized on a straight-line method over the estimated useful lives of the assets of between 2 and 5 years. Other intangible assets acquired in purchase transactions consist of purchased technology, trademarks, non-compete agreements, assembled workforces and customer bases.

 Impairment Long-Lived Assets

   The Company evaluates the recoverability of its long-lived assets in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." When events or changes in circumstances indicate the carrying amount of long-lived assets may not be recoverable the Company recognizes such an impairment in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets. No impairment losses were incurred in the periods presented.

                              TIBCO SOFTWARE INC.

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

 Advertising Expense

   Advertising costs are expensed as incurred and totaled approximately $1.1 million, $0.7 million, and $1.6 million for the years ended November 30, 2000, 1999, and 1998, respectively.

 Stock-Based Compensation

   The Company accounts for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board Opinion No. 25 ("APB No. 25"), "Accounting for Stock Issued to Employees" and complies with the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Stock-based compensation expense is amortized, using the multiple option method prescribed by FASB Interpretation No. 28, over the option's vesting period.

                              TIBCO SOFTWARE INC.

   Beginning on July 1, 2000, the Company accounted for stock options assumed and restricted stock issued in acquisitions in accordance with the provisions of FASB Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation-an interpretation of APB Opinion No. 25." Under Fin 44, assumed options are valued on the date of acquisition at their fair value calculated using the Black-Scholes method. The fair value of vested options is included as part of the purchase price. A portion of the intrinsic value of unvested options and restricted stock is recorded as deferred compensation and amortized over the remaining vesting period of the options with the remainder of the fair value included as part of the purchase price.

 Comprehensive Income

   Comprehensive income includes net earnings and other comprehensive income. Other comprehensive income consists of unrealized gains and losses on available-for-sale securities and accumulated translation adjustments. Total comprehensive income and the components of accumulated other comprehensive income are presented in the accompanying Consolidated Statement of Stockholders' Equity. Total accumulated other comprehensive income is displayed as a separate component of stockholder's equity in the accompanying Consolidated Balance Sheet.

 Net Loss per Share

   Net loss per share is calculated in accordance with SFAS No. 128, "Earnings per Share" and SEC Staff Accounting Bulletin No. 98 ("SAB 98"). Under the provisions of SFAS No. 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the weight average number of common and potential common shares outstanding during the period if their effect is dilutive. Potential common shares are comprised of common stock subject to repurchase and incremental shares of common stock issuable upon the exercise of stock options and upon the conversion of convertible preferred stock.

   The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except per share amounts):

                                                  Year Ended November 30,
                                                 ----------------------------
                                                   2000      1999      1998
                                                 --------  --------  --------
   Net loss..................................... $(24,951) $(19,481) $(12,951)
                                                 ========  ========  ========
   Basic and diluted:
     Weighted average common shares
      outstanding...............................  188,853   110,313    65,175
     Weighted average common shares subject to
      repurchase................................   (4,676)   (6,201)   (5,142)
                                                 --------  --------  --------
   Weighted average common shares used to
    compute basic and diluted net loss per
    share.......................................  184,177   104,112    60,033
                                                 ========  ========  ========
   Net loss per share--basic and diluted........ $  (0.14) $  (0.19) $  (0.22)
                                                 ========  ========  ========

                              TIBCO SOFTWARE INC.

   The following table sets forth potential common shares that are not included in the diluted net loss per share calculation above because to do so would be anti-dilutive as of the periods indicated (in thousands):

                                                               November 30,
                                                           ---------------------
                                                            2000   1999   1998
                                                           ------ ------ -------
     Preferred stock......................................    --     --   81,678
     Common stock subject to repurchase...................  3,638  5,965   5,475
     Stock options........................................ 41,830 31,440  27,258
                                                           ------ ------ -------
                                                           45,468 37,405 114,411
                                                           ====== ====== =======

 Derivative Financial Instruments

   The Company enters into foreign currency forward exchange contracts ("forward contracts") to manage exposure related to accounts receivable denominated in foreign currencies. The Company does not enter into derivative financial instruments for trading purposes. The Company had outstanding forward contracts with notional amounts totaling approximately $6.2 million, $0.5 million and $1.6 million at November 30, 2000, 1999 and 1998, respectively. The open contracts at November 30, 2000 mature at various dates through June 2001 and are hedges of certain foreign currency transaction exposures in the Australian dollar, British pound, Singapore dollar, Euro, Japanese Yen, German Mark and Danish Krone. The unrealized gains and losses on these forward contracts at November 30, 2000 were negligible.

   In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments and requires recognition of all derivatives as assets or liabilities in the statement of financial position and measurement of those instruments at fair value. Derivatives that are not hedges must be adjusted to fair value through earnings. If the derivative is a hedge, depending on the nature of the hedge, changes in fair value will be either offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The Company adopted the standard on December 1, 2000 and the adoption did not materially impact its consolidated financial statements.

 Reclassifications

   $3.6 million due from related parties at November 30, 1999 was included with accounts receivable in the prior period consolidated financial statements and has been reclassified to accounts receivable from related parties, net to conform to current year presentation.

 Recent Accounting Pronouncements

   In December 1999, the SEC issued SAB No. 101, "Revenue Recognition in Financial Statements." This bulletin summarizes certain SEC's views in applying accounting principles generally accepted in the U.S. to revenue recognition in financial statements. Based on the SEC's timeline for implementing SAB 101, the Company would be required to comply with the guidelines in the fourth quarter of fiscal year 2001. The Company is currently evaluating SAB 101 and does not expect its implementation will have a material effect on its financial position, results of operations, or cash flows.

                              TIBCO SOFTWARE INC.

Note 3. Balance Sheet Components

                                                               November 30,
                                                             ----------------
                                                               2000    1999
                                                             -------- -------
                                                              (in thousands)
   Accounts receivable...................................... $ 88,636 $35,519
   Unbilled fees and services...............................    5,599   5,313
                                                             -------- -------
                                                               94,235  40,832
   Less: Allowances for doubtful accounts, returns and
    discounts...............................................  (4,257)  (2,233)
                                                             -------- -------
                                                             $ 89,978 $38,599
                                                             ======== =======
   Property and equipment, net:
     Equipment.............................................. $ 19,566 $ 8,141
     Furniture and fixtures.................................    2,206     515
     Leasehold improvements.................................   12,973   4,420
                                                             -------- -------
                                                               34,745  13,076
   Less: Accumulated depreciation and amortization..........  (7,152)  (2,653)
                                                             -------- -------
                                                             $ 27,593 $10,423
                                                             ======== =======
   Accrued liabilities:
     Compensation and employee related...................... $ 36,937 $13,201
     Expenses...............................................   17,968   7,927
                                                             -------- -------
                                                             $ 54,905 $21,128
                                                             ======== =======

Note 4. Allowances for Doubtful Accounts, Returns and Discounts

                            Balance at Charged                       Balance
                            Beginning  against Charged to           at End of
                            of Period  Revenue  Expenses  Deduction  Period
                            ---------- ------- ---------- --------- ---------
                                             (in thousands)
   Year Ended November 30,
    1998...................   $2,668   $1,133    $ 194     $(2,301)  $1,694
   Year Ended November 30,
    1999...................    1,694      230    1,321      (1,012)   2,233
   Year Ended November 30,
   2000....................    2,233    2,197    1,246      (1,419)   4,257

                              TIBCO SOFTWARE INC.

Note 5. Related Party Transactions

 Reuters

   The Company has significant transactions with Reuters, including licensing arrangements, development contracts and shared functions and services. The following is a summary of the transactions for the periods indicated (in thousands):

                                                          Year Ended November
                                                                  30,
                                                         ----------------------
                                                          2000    1999    1998
                                                         ------- ------- ------
   License fees......................................... $18,326 $15,289 $2,984

   Service and maintenance revenue:
     Subscription agreement.............................     --      --     354
     Maintenance agreement..............................   1,509   1,168    750
     Services contracts.................................     927     843    485
     Shared personnel...................................     --      307  2,202
     Development reimbursement..........................     --      365    894
                                                         ------- ------- ------
       Total service and maintenance....................   2,436   2,683  4,685
                                                         ------- ------- ------
                                                         $20,762 $17,972 $7,669
                                                         ======= ======= ======

   Reuters is the preferred distributor of the Company's TIBCO ActiveEnterprise products to customers in the financial services market segment. As such, the Company receives a product fee from Reuters, which is computed as a percentage of sales of product licenses and maintenance, which has been recorded as license revenue in the accompanying Financial Statements. For the years ending December 31, 2000 and 2001, and for the nine months ending December 31, 1999, Reuters has guaranteed minimum product fees of $20.0 million, $18.0 million and $16.0 million, respectively. These amounts will be recognized ratably over the corresponding period. In any period where actual product fees earned exceed the minimum guaranteed product fees, the difference between the actual product fees and cumulative minimum product fees recognized to date will be recognized as revenue currently.

   Reuters has also paid the Company subscription revenues for developing middleware infrastructure software and products, maintenance revenues and service and other revenues from miscellaneous projects. The Company recognized approximately $2.5 million, $2.4 million, and $2.5 million during the years ended November 30, 2000, 1999, and 1998, respectively. Beginning in 1999, maintenance fees are included in the minimum guarantee.

   Reuters and TIBCO Software have agreed to certain intercompany rates for the sharing of employees on various customer projects. For the services provided by TIBCO Software personnel to Reuters, TIBCO Software recognized service revenue of approximately $0.3 million, and $2.2 million, for the years ended 1999 and 1998, respectively. For the services received by TIBCO Software from Reuters personnel, TIBCO Software recorded, in cost of service revenue, expenses of approximately $0.3 million, $2.3 million, and $5.8 million for the years ended November 30, 2000, 1999 and 1998, respectively.

   The Company incurred royalty and commission fees to Reuters of approximately $3.0 million in fiscal 2000.

   In 1998, TIBCO Software was reimbursed for approximately $0.9 million for the development of certain enhancements for Reuters.

                              TIBCO SOFTWARE INC.

 Intercompany Services

   Through mid 1999, Reuters provided TIBCO Software with shared functions and services such as cash management, accounting, legal and insurance. The cost of these functions and services has been directly charged and/or allocated to the Company using methods that the Company management believes are reasonable. Such charges and allocations are not necessarily indicative of the costs that would have been incurred if the Company had been a separate entity. Neither party has a financial obligation to the other in relation to any shared costs except as may be agreed in writing in advance.

   Administrative Services. Through mid 1999, Reuters provided limited administrative services to the Company, including certain facilities, human resources, information technology and finance functions. The expenses related to these functions have been charged to the Company based on actual costs incurred. Management believes that such costs are reasonable. Such charges for these services amounted to approximately $0.6 million in the year ended November 30, 1999 and $2.7 million in the year ended November 30, 1998 and have been allocated to operating costs and expenses based on respective salaries.

   Operating Leases and Furniture & Fixtures Rental. The Company shared its corporate headquarters in Palo Alto, California through June 1999, and certain foreign offices with Reuters. In June 1999, the Company assumed the lease for the headquarters building from Reuters. In addition, the Company rented certain furniture and fixtures and computer equipment from Reuters, primarily related to its corporate headquarters. The Company incurred rent expense of $1.0 million in the year ended November 30, 1999 and $1.6 million in the year ended November 30, 1998. In August 1999, the Company purchased $4.6 million in fixed assets from Reuters in connection with the assumption of the lease for the corporate headquarters facility. This amount was comprised of $4.2 million in leasehold improvements and $0.4 million of furniture and fixtures.

   Insurance and Legal. The Company participated in an insurance purchasing agreement with Reuters through April 1999. Under the terms of this arrangement, Reuters purchased insurance on behalf of the Company and charged the Company for this insurance on an annual basis. Additionally, a portion of the Company's legal services were provided by Reuters to the Company until March 1998. Amounts incurred for legal and insurance expenses were approximately $0.2 million for the period from December 1, 1998 to November 30, 1999.

   Employee Benefit Programs. The Company participated in various employee benefit programs with Reuters. These programs included medical, dental, life insurance and pension plans. Until August 1999, the Company also reimbursed Reuters for its proportionate cost of certain other benefits provided to TIBCO Software employees based on its historical experience and relative headcount. The Company recorded expenses related to the reimbursement of these costs of approximately $0.2 million for the period from December 1, 1998 to November 30, 1999.

   Intercompany Deposits. Prior to July 1999, the Company participated in Reuters cash management program, investing surplus funds with Reuters Group Treasury Department. These deposits earned interest at one-month dollar London inter bank offered rate ("LIBOR"). The Company recorded interest income on these deposits of approximately $0.3 million and $1.1 million for the years ended November 30, 1999 and 1998. Effective with the Company's IPO, the Company began to manage its own cash and investments.

 Cisco Systems, Inc.

   As of November 30, 2000 and 1999, Cisco Systems, Inc. ("Cisco") owned approximately 7% and 7% of the outstanding common stock, respectively and had 2 representatives on the Company's Board of Directors. The Company recorded license revenue from Cisco of $2.6 million and $1.9 million and service and maintenance revenue of $0.9 million and $0.2 million for the years ended November 30, 2000 and 1999, respectively.

                              TIBCO SOFTWARE INC.

Note 6. Income Taxes

   The company paid income taxes of $0.3 million, $0.0 million and $0.0 million for the years ended November 30, 2000, 1999 and 1998, respectively. Significant components of the provision for income taxes are as follows (in thousands):

                                                                  Year Ended
                                                                 November 30,
                                                              ------------------
                                                               2000  1999  1998
                                                              ------ ----- -----
     Federal:
     Current................................................. $  688 $ --  $ --
     Deferred................................................    --    --    --
                                                              ------ ----- -----
                                                                 688   --    --
     State:
     Current.................................................    400   --    --
     Deferred................................................    --    --    --
                                                              ------ ----- -----
                                                                 400   --    --
     Foreign:
     Current.................................................    800   --    --
     Deferred................................................    --    --    --
                                                              ------ ----- -----
                                                                 800   --    --
                                                              ------ ----- -----
     Income tax provision.................................... $1,888 $ --  $ --
                                                              ====== ===== =====

   The provision for income taxes was at rates other than the U.S. Federal statutory tax rate for the following reasons:

                                 Year Ended
                                November 30,
                              ---------------------
                              2000    1999    1998
                              -----   -----   -----
     U.S. Federal statutory
      rate................... (34.0)% (34.0)% (34.0)%
     State taxes.............  (5.2)   (5.7)   (5.4)
     Minimum taxes...........   5.3     --      --
     R & D credits........... (10.0)   (9.8)   (3.9)
     In-process research and
      development............   3.9     --      --
     Goodwill................   5.5    (3.4)   (5.1)
     Stock option
      compensation...........  30.3     5.7     7.3
     Foreign losses not
      benefited..............   4.0     --      --
     Change in valuation
      allowance..............   3.7    45.6    41.9
     Other...................   4.8     1.6    (0.8)
                              -----   -----   -----
     Income tax provision....   8.3%    0.0%    0.0%
                              =====   =====   =====

                              TIBCO SOFTWARE INC.

   The components of the Company's deferred tax assets/liabilities are as follows (in thousands):

                                                    Year Ended November 30,
                                                   ---------------------------
                                                     2000      1999     1998
                                                   --------  --------  -------
   Deferred tax liabilities:
     Intangible assets............................ $ (2,284) $    --   $   --
   Deferred tax assets:
     Net operating loss carryforward..............      815     4,364    3,430
     Stock option compensation....................      --      3,871    2,752
     Reserves and accruals........................    7,732     3,237    1,445
     Credit carryforwards.........................    5,633     2,608      759
     Depreciation and amortization................    3,432     1,523      694
     Unrealized gains on marketable securities....   (1,863)
     Capital loss carryforward....................      785       --       --
     Other........................................       32        83       (9)
                                                   --------  --------  -------
   Total deferred tax assets......................   16,566    15,686    9,071
   Valuation allowance............................  (16,566)  (15,686)  (9,071)
                                                   --------  --------  -------
   Net deferred tax liabilities................... $ (2,284) $    --   $   --
                                                   ========  ========  =======

   Management believes that, based on a number of factors, it is more likely than not that the deferred tax assets will not be utilized; and accordingly, a full valuation allowance has been recorded. The net deferred tax liability relates to the intangible assets resulting from the Company's acquisition of Extensibility, Inc.

   At November 30, 2000, the Company has net operating loss carryforwards of $2.4 million and $0.8 million excluding stock compensation deductions, and $429 million and $209 million including stock compensation deductions, for federal and California, respectively, which expire through 2020 and 2005, respectively. The Company also has available tax credit carryforwards of $4.5 million and $1.5 million for federal and California, respectively, which expire through 2020. In the event of a change in ownership, as defined under federal and state tax laws, the utilization of these carryforwards could be subject to certain limitations in future years.

Note 7. Commitments

   The Company leases office space and equipment under non-cancelable operating leases with various expiration dates through December 2010. Rental expense was approximately $8.4 million, $4.1 million and $2.2 million for the years ended November 30, 2000, 1999 and 1998, respectively.

   Future minimum lease payments under non-cancelable operating leases, including lease commitments entered into subsequent to November 30, 2000, are as follows (in thousands):

       Year Ending November 30,
       ------------------------
       2001........................................................... $ 9,808
       2002...........................................................   9,244
       2003...........................................................   9,012
       2004...........................................................   9,052
       2005...........................................................   9,303
       Thereafter.....................................................  37,052
                                                                       -------
                                                                       $83,471
                                                                       =======

                              TIBCO SOFTWARE INC.

Note 8. Stockholders' Equity

 Preferred Stock

   The Company's Certificate of Incorporation, as amended, authorizes the Company to issue 25.0 million shares of $0.001 par value preferred stock.

   In December 1997, the Company issued approximately 8.7 million shares of series C convertible preferred stock at $1.29 per share for net proceeds of approximately $11.0 million. At the closing of the offering, all issued and outstanding shares of the Company's preferred stock were converted into an aggregate of 81,678,945 shares of common stock.

 Common Stock

   The Company's Certificate of Incorporation, as amended, authorizes the Company to issue 300.0 million shares of $0.001 par value common stock. A portion of the shares issued are subject to a right of repurchase by the Company subject to vesting, which is generally over a five year period from the grant date or employee hire date, as applicable, until vesting is complete. Unvested shares are subject to repurchase at the original exercise price. As of November 30, 2000 and 1999, shares of common stock subject to a repurchase option held by the Company totaled 3.4 million shares and 5.9 million shares at weighted average prices of $0.53 and $0.49 per share, respectively.

 Benefit Plans

   1996 Stock Option Plan. In 1996, the Company adopted the 1996 Stock Option Plan (the "1996 Plan"). The 1996 Plan provides for the granting of stock options to employees and consultants of the Company. Options granted under the 1996 Plan may be either incentive stock options or nonqualified stock options. Incentive stock options may be granted only to employees (including officers and directors who are employees). Nonqualified stock options may be granted to Company employees and consultants. Options under the 1996 Plan may be granted for terms not to exceed ten years. Options granted before the IPO are exercisable immediately upon grant and generally vest over five years. Options granted after the IPO generally vest over four years. Shares of common stock issued upon the exercise of options granted prior to the IPO are subject to repurchase until vested. The 1996 Plan provides for an automatic increase to the number of shares of common stock reserved for issuance (to be added on the first day of each fiscal year beginning in 2000) equal to the lesser of (i) 60 million shares, (ii) 5% of the outstanding shares of the Company's common stock, or (iii) a lesser amount determined by the Board of Directors.

   1998 Advisory Council Option Plan. In October 1998, the Company adopted the 1998 Advisory Council Option Plan (the "Advisory Plan") as a sub-plan to the 1996 Plan for the purpose of attracting and retaining personnel for service on an information technology advisory council. The Advisory Plan provides for an initial grant of 15,000 shares to each advisory council member (30,000 shares to the chairman). Options are granted at an exercise price not less than fair market value of the Common Stock on the date of grant, have a term not to exceed ten years and become exercisable over a two-year period with half of the shares vesting annually.

   Employee Stock Purchase Plan. In June 1999, the Company adopted the Employee Stock Purchase Plan (the "ESP Plan") as a sub-plan to the 1996 Plan. Employees are generally eligible to participate in the ESP Plan if they are customarily employed by the Company for more than 20 hours per week and more than 5 months in a calendar year and are not (and would not become as a result of being granted an option under the ESP Plan) 5% stockholders of the Company. Under the ESP Plan, eligible employees may select a rate of payroll deduction up to 10% of their eligible compensation subject to certain maximum purchase limitations.

                              TIBCO SOFTWARE INC.

Each offering period has a maximum duration of two years (the "Offering Period") and consists of four six-month Purchase Periods (each, a "Purchase Period"), with the exception of the first Offering Period, which began on July 13, 1999 and will end on or before June 30, 2001. Offering Periods and Purchase Periods thereafter will begin on January 1 and July 1 of each year. The price at which the common stock is purchased under the ESP Plan is 85% of the lesser of the fair market value of the Company's common stock on the first day of the applicable Offering Period or on the last day of that Purchase Period. The ESP Plan will terminate after a period of ten years unless terminated earlier as permitted by the ESP Plan.

   Under this Plan, approximately 892,000 shares were issued during fiscal 2000 representing approximately $4,333,000 in employee contributions. As of November 30, 2000, 5.1 million shares were available for issuance under the ESP Plan.

   1998 Director Option Plan. In February 1998, the Company adopted the 1998 Director Option Plan (the "Director Plan"). The Director Plan provides for an automatic initial grant of 150,000 shares to members of the Board who are not employees of the Company or Reuters ("External Directors"). Any External Director with over one-year of consecutive service prior to the effective date of the Director Plan received an initial grant of 450,000 shares. At any subsequent annual re-election, each External Director shall be granted an option to purchase 60,000 additional shares. Options are granted at an exercise price not less than the fair market value of the stock on the date of grant, have a term not to exceed ten years and become exercisable over a three year period with a third of the shares vesting annually.

   The activity under all stock option plans is summarized as follows (in thousands, except per share data):

                                       Year Ended November 30,
                          -----------------------------------------------------
                                2000              1999              1998
                          ----------------- ----------------- -----------------
                                   Weighted          Weighted          Weighted
                                   Average           Average           Average
                                   Exercise          Exercise          Exercise
                          Options   Price   Options   Price   Options   Price
                          -------  -------- -------  -------- -------  --------
Outstanding at beginning
 of period..............  31,440    $ 1.12  27,258    $0.39   20,676    $0.20
  Granted...............  18,797     60.51  10,614     2.77   13,122     0.64
  Exercised.............  (7,170)     1.47  (5,235)    0.59   (5,499)    0.27
  Forfeited.............  (1,237)    22.95  (1,197)    1.34   (1,041)    0.27
                          ------            ------            ------
Outstanding at end of
 period.................  41,830     27.09  31,440     1.12   27,258     0.39
                          ======            ======            ======
Options exercisable at
 period end.............  24,664      4.02  29,601     0.81   27,258     0.39
                          ======            ======            ======

   The following table summarizes information about stock options outstanding at November 30, 2000 (in thousands, except per share data):

                             Options Outstanding       Options Exercisable
                       ------------------------------- -------------------
                                   Weighted
                       Number of    Average   Weighted Number of  Weighted
                         Shares    Remaining  Average    Shares   Average
   Range of Exercise   Underlying Contractual Exercise Underlying Exercise
         Price          Options      Life      Price    Options    Price
   -----------------   ---------- ----------- -------- ---------- --------
    $0.20 to $0.33       12,729    6.3 years   $ 0.22    12,679    $ 0.22
    $0.86 to $2.89       10,011    8.1 years     1.53     9,714      1.52
    $3.00 to $40.33       2,240    8.9 years    16.99       878     10.70
   $46.85 to $69.94       9,792    9.3 years    52.65     1,254     49.30
   $71.81 to $127.00      7,058    9.7 years    79.55       139     74.28
                         ------                          ------
   $0.20 to $127.00      41,830    8.1 Years    27.09    24,664      4.02
                         ======                          ======

                              TIBCO SOFTWARE INC.

   At November 30, 2000, the Company had reserved 763,491 and 675,000 shares of authorized but unissued common stock for future issuance under the 1996 Plan and the Director Plan, respectively.

 Stock-based compensation

                                                           Year Ended November
                                                                   30,
                                                          ---------------------
                                                           2000    1999   1998
                                                          ------- ------ ------
   Stock-based compensation related to:
   Cost of sales......................................... $ 3,025 $1,113 $  490
   Research and development..............................  18,525  2,707    971
   Sales and marketing...................................  33,637  4,281  2,304
   General and administrative............................   1,729  1,151  1,299
                                                          ------- ------ ------
     Total............................................... $56,916 $9,252 $5,064
                                                          ======= ====== ======

   In connection with certain stock option grants to employees and external directors, the Company recorded approximately $3.6 million, $6.6 million and $7.2 million of unearned stock compensation for the excess of the deemed fair market value over the exercise price at the date of grant for the years ended November 30, 2000, 1999 and 1998, respectively. Stock-based compensation expense is being recognized, using the multiple option method as prescribed by FASB Interpretation No.28, over the option vesting period of generally five years. As a result, amortization of stock-based compensation for employees and external directors was $5.5 million, $5.7 million, and $4.8 million for the years ended November 30, 2000, 1999 and 1998, respectively and is expected to be $3.3 million in 2001, $1.9 million in 2002, $0.8 million in 2003 and $0.1 million in 2004.

   Stock-based compensation expense related to stock options granted to consultants is recognized as earned, using the multiple option method as prescribed by FASB Interpretation No. 28. At each reporting date, the Company re-values the stock-based compensation using the Black-Scholes option pricing model. As a result, the stock-based compensation expense will fluctuate as the fair market value of the Company's common stock fluctuates. In connection with the grant of stock options to consultants prior to the Company's initial public offering, the Company recognized stock-based compensation expense of $34.8 million, $3.5 million and $0.3 million for the years ended November 30, 2000, 1999 and 1998, respectively. As of November 30, 2000, the Company expects to amortize stock-based compensation expense for consultants of $6.6 million in 2001, assuming no change in the underlying value of the Company's common stock.

   The Company recorded aggregate unearned compensation of $34.9 million in connection with the acquisition of Extensibility Inc. related to unvested options that were assumed as well as stock that was issued as part of the consideration for the acquisition, which is being held in an escrow account. This amount is amortized over the vesting period of the options and the stock. The Company expects to amortize $18.8 million, $4.3 million, $0.5 million and $0.1 million of unearned stock compensation in connection with the Extensibility acquisition in fiscal 2001, 2002, 2003 and 2004, respectively. Stock based compensation expense related to the unvested portion of options assumed and restricted stock granted in connection with the acquisition of Extensibility Inc. was $11.2 million in fiscal 2000.

   In fiscal 2000, the Company recognized $5.4 million as stock compensation expense related to the employer portion of payroll taxes due as a result of employee exercises of non qualified stock options.

                              TIBCO SOFTWARE INC.

 Fair Value Disclosures

   Had compensation cost for the Company's stock-based compensation plan been determined based on the fair value at the grant date for the awards under a method prescribed by SFAS No. 123, the Company's net loss would have increased to the pro forma amounts indicated below (in thousands):

                                                   Year Ended November 30,
                                                  ----------------------------
                                                    2000      1999      1998
                                                  --------  --------  --------
   Net loss:
     As reported................................. $(24,951) $(19,481) $(12,951)
     Pro forma................................... (295,974)  (22,023)  (13,344)
   Net loss per share--basic and diluted:
     As reported................................. $  (0.14) $  (0.19) $  (0.22)
     Pro forma...................................    (1.61)    (0.21)    (0.22)

   The Company calculated the value of each option grant on the date of the grant using a Black-Scholes option pricing model with the following assumptions:

                                                  Stock Option
                                                      Plans          ESP Plan
                                                -------------------  ----------
                                                2000   1999    1998  2000  1999
                                                ----  -------  ----  ----  ----
   Risk free interest rates.................... 6.3%      4.6% 4.7%  6.3%  4.6%
   Expected lives (in years)................... 3.0       3.0  3.0    .5    .5
   Dividend yield.............................. 0.0       0.0  0.0   0.0   0.0
   Expected volatility                          122%  0 or 92% 0.0   122%   92%

   These pro forma amounts may not be representative of the effects on reported net loss for future years as options vest over several years and additional awards are generally made each year. The weighted average fair value of a share of common stock underlying options granted in the years ended November 30, 2000, 1999 and 1998 was $53.51, $1.44, and $0.63, respectively.

   401(k) Plan. The Company's employee savings and retirement plan is qualified under Section 401 of the Internal Revenue Code. Employees may elect to reduce their current compensation by up to the statutory prescribed annual limit and have the amount of such reduction contributed to the 401(k) Plan. The Company provides matches to employee contributions up to 4% of an employee's base pay and an additional 50% match on employee contributions of the next 2% of base pay.

Note 9. Segment Information

   The Company operates primarily in one industry segment: the development and marketing of a suite of software products that enables businesses to link internal operations, business partners and customer channels through the real-time distribution of information. Revenue by geographic area is as follows (in thousands):

                                                       Year Ended November 30,
                                                       ------------------------
                                                         2000    1999    1998
                                                       -------- ------- -------
   North America and Latin America.................... $172,079 $47,706 $25,049
   Europe.............................................   67,444  40,850  21,534
   Pacific Rim........................................   12,274   7,884   6,174
                                                       -------- ------- -------
     Total Revenue.................................... $251,797 $96,440 $52,757
                                                       ======== ======= =======

                              TIBCO SOFTWARE INC.

   Revenue from Reuters accounted for 8%, 19% and 15% of total revenue for the years ended November 30, 2000, 1999 and 1998, respectively. Revenue from Cedel Global Services accounted for 17% of total revenue in fiscal 1998. Customers with balances in excess of 10% of net accounts receivable at November 30, 2000 included Concert Global Networks USA LLC which represented 15% and at
November 30, 1999, Reuters and Procter and Gamble, which represented 13% and 15%, respectively. Long- lived assets outside the United States at November 30, 2000, 1999 and 1998 were not material.

Note 10. Business Combination

   In August 2000, the Company entered into an Agreement and Plan of Reorganization to acquire Extensibility Inc., a provider of enabling technologies for XML-based application infrastructures. As a result of the acquisition, Extensibility Inc. became a wholly owned subsidiary of TIBCO. In connection with the acquisition, TIBCO issued common stock in exchange for all of the outstanding capital stock and options of Extensibility Inc. The acquisition was consummated on September 5, 2000 and was intended to be treated as a tax-free reorganization under Section 368 of the Internal Revenue Code of 1986, as amended, and accounted for under the purchase method of accounting. The results of operations of Extensibility Inc. and the estimated fair value of the assets acquired and liabilities assumed are included in the Company's financial statements from the date of acquisition.

   The total fair market value of the consideration is approximately $102.4 million which consists of the allocated purchase price of $67.5 million as well as $34.9 million in stock compensation related to unvested stock options that were assumed as well as stock that was issued as part of the consideration for the acquisition, which is being held in an escrow account. The purchase price of $67.5 million includes the value of securities issued in the amount of $59.9 million, the assumption of Extensibility Inc. options totaling $5.1 million, acquisition related expenses, consisting of financial advisory, accounting and legal fees, of approximately $2.5 million. The Company assumed liabilities with the fair value of $0.6 million and recorded $2.2 million for deferred tax liabilities related to the acquired intangibles. The allocation of the purchase price to intangibles was based upon an independent, third-party appraisal and management's estimates and was as follows (in thousands):

       In-process research and development............................. $ 2,260
       Existing technology.............................................   2,830
       Customer base...................................................   2,060
       Workforce.......................................................   1,140
       Trademarks......................................................     250
       Non compete agreement...........................................      80
       Goodwill........................................................  61,649
                                                                        -------
         Total goodwill and acquired intangibles....................... $70,269
                                                                        =======

   The goodwill and acquired intangibles have estimated useful lives of between 2 and 5 years and had related amortization expense of $4.3 million for the year ended November 30, 2000.

   Management estimates that $2.3 million of the purchase price represents acquired in-process research and development that has not yet reached technological feasibility and has no alternative future use. Accordingly, this amount was immediately charged to expense upon consummation of the acquisition. A portion of the purchase price has been allocated to developed technology, which is shown as "Existing technology" in the table above, and in-process research and development (IPRD). Developed technology and IPRD were identified and valued through extensive interviews, analysis of data provided by Extensibility Inc. concerning development projects, their stage of development, the time and resources needed to complete them, if

                              TIBCO SOFTWARE INC.

applicable, their expected income generating ability and associated risks. The income approach, which includes an analysis of the cash flows, and risks associated with achieving such cash flows, was the primary technique utilized in valuing the developed technology and IPRD.

   Where development projects had reached technological feasibility, they were classified as developed technology and the value assigned to developed technology was capitalized. The developed technology is being amortized on a straight-line basis over its estimated useful life of five years.

   Where the development projects had not reached technological feasibility and had no future alternative uses, they were classified as IPRD, which will be expensed upon the consummation of the acquisition. The value was determined by estimating the expected cash flows from the projects once commercially viable, discounting the net cash flows back to their present value and then applying a percentage of completion to the calculated value as defined below.

  --Net cash flows. The net cash flows from the identified projects are based on estimates of revenue, cost of sales, research and development costs, selling, general and administrative costs and income taxes from those projects. These estimates are based on the assumptions mentioned below. The research and development costs included in the model reflect costs to sustain projects, but exclude costs to bring in-process projects to technological feasibility.

     The estimated revenue is based on projections of Extensibility Inc. for each in-process project. These projections are based on its estimates of market size and growth, expected trends in technology and the nature and expected timing of new product introductions by Extensibility Inc. and its competitors.

     Projected gross margins and operating expenses approximate Extensibility Inc.'s recent historical levels.

  --Discount rate. Discounting the net cash flows back to their present value is based on the industry weighted average cost of capital ("WACC"). The industry WACC is approximately 28%. The discount rate used in discounting the net cash flows from IPR&D is 40%. This discount rate is higher than the industry WACC due to inherent uncertainties surrounding the successful development of the IPR&D, market acceptance of the technology, the useful life of such technology and the uncertainty of technological advances which could potentially impact the estimates described above.

  --Percentage of completion. The percentage of completion for each project was determined using costs incurred to date on each project as compared to the remaining research and development to be completed to bring each project to technological feasibility. The percentage of completion varied by individual project from 10% to 80%.

   If the projects discussed above are not successfully developed, the sales and profitability of the combined company may be adversely affected in future periods.

   A customer base represents established relationships with businesses that repeatedly order from a company. The income approach was used to estimate the value of Extensibility Inc.'s customer base by determining the present value of future cash flows generated by existing customers. Key assumptions used in the calculation included 80% of revenue for existing products coming from existing customers for the remainder of 2000, 50% in 2001, 40% in 2002 and 25% in 2003, 40% of revenue for new products coming from existing customers for the remainder of 2000, 70% in 2001 and 20% in 2002, a discount rate of 35% and estimates of revenue growth, cost of sales, operating expenses and tax rate provided by management of Extensibility Inc. The customer base is being amortized on a straight-line basis over its estimated useful life of four years.

                              TIBCO SOFTWARE INC.

   The value of the assembled workforce was derived by estimating the costs to replace the existing employees, including recruiting and hiring costs for each category of employee. The value of the assembled workforce is being amortized on a straight-line basis over its estimated useful life of two years.

   The trademark was valued by applying a trademark royalty rate of 0.5% to forecasted revenue, and then the net cash flow expected from these amounts was discounted at a rate of 35% to arrive at an estimated fair market value. The trademark is being amortized on a straight-line basis over its estimated useful life of four years.

   The following unaudited pro forma information combines the results of operations as if the acquisitions of InConcert Inc. and Extensibility Inc. had been consummated as of the beginning of the periods presented (in thousands, except for per share data):

                                                               Year Ended
                                                              November 30,
                                                            ------------------
                                                              2000      1999
                                                            --------  --------
     Revenue............................................... $252,197  $104,794
     Net loss..............................................  (55,405)  (74,371)
     Basic and diluted net loss per share.................. $  (0.30) $  (0.71)

   The pro forma net loss includes the impact of adjustments related to amortization of purchased intangibles and goodwill, amortization of deferred compensation and the reduction of interest income. The pro forma information does not purport to be indicative of the results that would have occurred had the acquisition actually been in effect for these periods, or of results that may occur in the future.

                   PRO FORMA QUARTERLY RESULTS OF OPERATIONS
                     (In thousands, except per share data)

                            Three Months Ended Fiscal 2000          Three Months Ended Fiscal 1999
                          --------------------------------------  --------------------------------------
                          Nov. 30,  Aug. 31,  May 31,   Feb. 28,  Nov. 30,  Aug. 31,  May. 31,  Feb. 28,
                            2000      2000      2000      2000      1999      1999      1999      1999
                          --------  --------  --------  --------  --------  --------  --------  --------
                                                        (unaudited)
Revenue:
 License revenue........  $ 68,046  $48,512   $ 36,678  $ 28,365  $21,702   $13,156   $12,340   $ 9,719
 Service and maintenance
 revenue................    20,528   18,701     17,376    13,591   11,630    10,880     8,710     8,303
                          --------  -------   --------  --------  -------   -------   -------   -------
   Total revenue........    88,574   67,213     54,054    41,956   33,332    24,036    21,050    18,022
Cost of revenue.........
 Stock-based
 compensation...........       830      682        732       781      297       316       272       228
 Other cost of revenue..    17,793   16,585     14,656    12,459   10,633     9,738     8,727     7,513
                          --------  -------   --------  --------  -------   -------   -------   -------
Gross profit............    69,951   49,946     38,666    28,716   22,402    13,982    12,051    10,281
                          --------  -------   --------  --------  -------   -------   -------   -------
Operating expenses:
 Research and
 development............
 Stock-based
 compensation...........     7,875    3,612      3,395     3,643    1,309       611       413       374
 Other research and
 development............    19,021   14,879     13,187    10,774    8,536     7,032     6,265     5,646
 Sales and marketing....
 Stock-based
 compensation...........    20,198    3,305      5,852     4,281    1,969       799       845       668
 Other sales and
 marketing..............    30,679   25,437     20,586    15,527   12,107     8,093     7,513     5,416
 General and
 administrative.........
 Stock-based
 compensation...........       469      381        425       454      248       295       291       317
 Other general and
 administrative.........     7,141    4,557      3,748     3,043    2,938     1,756     2,004     1,532
 Acquired in-process
 research and
 development............     2,260      --         --        --     2,800       --        --        --
 Amortization of
 goodwill and acquired
 intangibles............     5,751    1,562      1,562     1,604      521       --        --        --
                          --------  -------   --------  --------  -------   -------   -------   -------
   Total operating
   expenses.............    93,394   53,733     48,755    39,326   30,428    18,586    17,331    13,953
                          --------  -------   --------  --------  -------   -------   -------   -------
Loss from operations....   (23,443)  (3,787)   (10,089)  (10,610)  (8,026)   (4,604)   (5,280)   (3,672)
Other income (expense),
net.....................    10,169    8,816      6,594     1,099    1,434       675       267      (274)
Realized gain (loss) on
equity investments......    (3,644)   1,832        --        --       --        --        --        --
                          --------  -------   --------  --------  -------   -------   -------   -------
Net income (loss) before
income taxes............   (16,918)   6,861     (3,495)   (9,511)  (6,592)   (3,929)   (5,013)   (3,946)
Provision for income
taxes...................    (1,888)     --
                          --------  -------   --------  --------  -------   -------   -------   -------
Net income (loss).......  $(18,806) $ 6,861   $ (3,495) $ (9,511) $(6,592)  $(3,929)  $(5,013)  $(3,946)
                          ========  =======   ========  ========  =======   =======   =======   =======
Net loss per share:
 Basic..................  $ ( 0.10) $  0.04   $ ( 0.02) $ ( 0.05) $( 0.04)  $( 0.03)  $( 0.08)  $( 0.06)
                          ========  =======   ========  ========  =======   =======   =======   =======
 Weighted average common
 shares outstanding.....   190,556  187,088    182,859   176,461  174,813   113,365    63,059    61,951
                          ========  =======   ========  ========  =======   =======   =======   =======
Net loss per share:
 Diluted................  $ ( 0.10) $  0.03   $ ( 0.02) $ ( 0.05) $( 0.04)  $( 0.03)  $( 0.08)  $( 0.06)
                          ========  =======   ========  ========  =======   =======   =======   =======
 Weighted average common
 shares outstanding.....   190,556  222,558    182,859   176,461  174,813   113,365    63,059    61,951
                          ========  =======   ========  ========  =======   =======   =======   =======

                      (as a percentage of total revenue)

                            Three Months Ended Fiscal 2000     Three Months Ended Fiscal 1999
                          ---------------------------------- -----------------------------------
                          Nov. 30, Aug. 31, May 31, Feb. 28, Nov. 30, Aug. 31, May. 31, Feb. 28,
                            2000     2000    2000     2000     1999     1999     1999     1999
                          -------- -------- ------- -------- -------- -------- -------- --------
Revenue:
 License revenue........     77%      72%      68%     68%      65%      55%      59%      54%
 Service and maintenance
  revenue...............     23       28       32      32       35       45       41       46
                            ---      ---      ---     ---      ---      ---      ---      ---
   Total revenue........    100      100      100     100      100      100      100      100
Cost of revenue.........
 Stock-based
  compensation..........      1        1        1       2        1        1        1        1
 Other cost of revenue..     20       25       27      30       32       41       41       42
                            ---      ---      ---     ---      ---      ---      ---      ---
Gross profit............     79       74       72      68       67       58       58       57
                            ---      ---      ---     ---      ---      ---      ---      ---
Operating expenses:
 Research and
  development...........
  Stock-based
   compensation.........      9        5        6       9        4        3        2        2
  Other research and
   development..........     21       22       24      26       26       29       30       31
 Sales and marketing....
  Stock-based
   compensation.........     22        5       11      10        5        3        4        3
  Other sales and
   marketing............     35       38       38      37       36       34       36       30
 General and
  administrative........
  Stock-based
   compensation.........      1        1        1       1        1        1        1        2
  Other general and
   administrative.......      8        7        7       7        9        7       10        9
 Acquired in-process
  research and
  development...........      3      --       --      --         8      --       --       --
 Amortization of
  goodwill and acquired
  intangibles...........      6        2        3       4        2      --       --       --
                            ---      ---      ---     ---      ---      ---      ---      ---
   Total operating
    expenses............    105       80       90      94       91       77       83       77
                            ---      ---      ---     ---      ---      ---      ---      ---
Loss from operations....    (26)      (6)     (18)    (26)     (24)     (19)     (25)     (20)
Other income (expense),
 net....................     11       13       12       3        4        3        1       (2)
Realized gain (loss) on
 equity investments.....     (4)       3      --      --
                            ---      ---      ---     ---      ---      ---      ---      ---
Net gain (loss) before
 income taxes...........    (19)      10       (6)    (23)     (20)     (16)     (24)     (22)
Provision for income
 taxes..................     (2)              --
                            ---      ---      ---     ---      ---      ---      ---      ---
Net gain (loss).........    (21)%     10%      (6)%   (23)%    (20)%    (16)%    (24)%    (22)%
                            ===      ===      ===     ===      ===      ===      ===      ===

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on this 26th day of February, 2001.

                                          TIBCO Software Inc.

                                                    /s/ Paul G. Hansen
                                          By:  ________________________________
                                                      Paul G. Hansen
                                             Executive Vice President, Finance
                                                            and
                                                  Chief Financial Officer


                               POWER OF ATTORNEY

   KNOW ALL THESE PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Vivek Y. Ranadive and Paul G. Hansen and each of them, jointly and severally, his or her attorneys-in-fact, each with full power of substitution, for him or her in any and all capacities, to sign any and all amendments to this Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each said attorneys-in-fact or his substitute or substitutes, may do or cause to be done by virtue hereof.

   Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

              Signature                         Title                   Date
              ---------                         -----                   ----


        /s/ Vivek Y. Ranadive         President, Chief           February 26th, 2001
 ____________________________________  Executive Officer,
          Vivek Y. Ranadive            Chairman of the Board
                                       and Director (Principal
                                       Executive Officer)

          /s/ Paul G. Hansen          Executive Vice             February 26th, 2001
 ____________________________________  President, Finance and
            Paul G. Hansen             Chief Financial Officer
                                       (Principal Financial
                                       Officer)

         /s/ Ginger M. Kelly          Corporate Controller and   February 26th, 2001
 ____________________________________  Chief Accounting
           Ginger M. Kelly             Officer (Principal
                                       Accounting Officer)

                                      Director                    February   , 2001
 ____________________________________
              Peter Job

                                      Director                    February   , 2001
 ____________________________________
           Edward R. Kozel

        /s/ Donald J. Listwin         Director                   February 26th, 2001
 ____________________________________
          Donald J. Listwin

              Signature                 Title           Date
              ---------                 -----           ----

         /s/ Larry W. Sonsini         Director   February 26th, 2001
 ____________________________________
           Larry W. Sonsini

                                      Director    February   , 2001
 ____________________________________
            Matthew Szulik

            /s/ David Ure             Director   February 26th, 2001
 ____________________________________
              David Ure

                                      Director    February   , 2001
 ____________________________________
          Michelangelo Volpi

          /s/ Philip K. Wood          Director   February 26th, 2001
 ____________________________________
            Philip K. Wood

          /s/ Yogen K. Dalal          Director   February 26th, 2001
 ____________________________________
            Yogen K. Dalal

                                 EXHIBIT INDEX

 Exhibit
   No.                                  Exhibits
 -------                                --------
   *3.1  Certificate of Incorporation of Registrant.
  **3.2  Bylaws of Registrant.
  **4.1  Form of Registrant's Common Stock certificate.
 **10.1  Form of Indemnification Agreement.
 **10.2  First Amended and Restated License, Maintenance and Distribution
         Agreement dated May 28, 1999, among Reuters Limited, TIBCO Finance
         Technology, Inc. and Registrant.
  +10.3  Third Amended and Restated Stockholders Agreement, among Reuters
         Nederland B.V., Reuters Limited, Cisco Systems, Inc., Mayfield IX,
         Mayfield Associated Fund III, Vivek Ranadive and Registrant.
  +10.4  1996 Stock Plan, as amended.
 ++10.5  1998 Director Option Plan, as amended.
  +10.6  Assignment and Assumption of Lease Agreement between TIBCO Finance
         Technology, Inc. and Registrant.
  +10.7  Employment Agreement between Registrant and Vivek Y. Ranadive.
  +10.8  Employment Agreement between Registrant and Robert B. Stefanski.
  +10.9  Employment Agreement between Registrant and Paul G. Hansen.
  +10.10 Employment Agreement between Registrant and Richard M. Tavan.
 **10.11 Software License and Development Agreement dated May 11, 1999 between
         Cedel Global Services, societe anonyme, and Registrant.
 **10.12 Industrial Lease Agreement dated December 14, 1995 between Porter
         Drive Associated LLC and TIBCO Finance Technology, Inc. (formerly known as Teknekron Software Systems (Delaware), Inc.).
 ++10.13 Lease Agreement dated September 24, 1999 between The Board of Trustees of the Leland Stanford Junior University and the Registrant.
 ++10.14 Lease Agreement dated January 21, 2000 between Spier Properties, L.P.
         and the Registrant.
   21.1  List of subsidiaries.
   23.2  Consent of PricewaterhouseCoopers LLP, Independent Accountants.
   24.1  Power of Attorney (included on signature page).

--------
 * These exhibits are incorporated by reference to exhibits similarly numbered in the Registrant's Registration Statement File No. 333-83491.

** These exhibits are incorporated by reference to exhibits similarly numbered in the Registrant's Registration Statement File No. 333-78195.

 + These exhibits are incorporated by reference to exhibits similarly numbered in the Registrant's Registration Statement No. 333-31358.

++ These exhibits are incorporated by reference to exhibits similarly numbered in the Registrant's Quarterly Report on Form 10-Q filed with the Commission on April 17, 2000.