Form 10-Q
period 2001-02-28
TIBCO SOFTWARE INC
filed 2001-04-12
CIK 1085280

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
               FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2001

                                      OR

[_]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ____________ to _________________

                       Commission File Number: 000-26579

                              __________________

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

                              Yes [X]   No [_]

The number of shares outstanding of the registrant's Common Stock, $0.001 par value, as of April 9, 2001 was 196,665,085.

                              TIBCO SOFTWARE INC

                                     INDEX

                                        PART I - FINANCIAL INFORMATION

Item                                                                                                    Page No.
-----                                                                                                   --------
Item 1    Financial Statements:

          Condensed Consolidated Balance Sheets as of February 28, 2001 and November 30,
          2000 (Unaudited).......................................................................           3

          Condensed Consolidated Statements of Operations for the three-months ended
          February 28, 2001 and February 29, 2000 (Unaudited)....................................           4

          Condensed Consolidated Statements of Cash Flows for the three-months ended
          February 28, 2001 and February 29, 2000 (Unaudited)....................................           5

          Notes to Condensed Consolidated Financial Statements (Unaudited).......................           6

Item 2    Management's Discussion and Analysis of Financial Condition and Results of
                Operations.......................................................................          11


Item 3    Quantitative and Qualitative Disclosures about Market Risk.............................          18

                                        PART II - OTHER INFORMATION

Item 1    Legal Proceedings......................................................................          19

Item 2    Changes in Securities and Use of Proceeds..............................................          19

Item 3    Defaults Upon Senior Securities........................................................          19

Item 4    Submission of Matters to a Vote of Security Holders....................................          19

Item 5    Other Information......................................................................          19

Item 6    Exhibits and Reports on Form 8-K.......................................................          19

          Signatures.............................................................................          20

                        PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                              TIBCO SOFTWARE INC.
                     Condensed Consolidated Balance Sheets
                                (in thousands)

                                                                               February 28,            November 30,
                                                                                   2001                    2000
                                                                              -------------            -------------
                                                                                            (Unaudited)
ASSETS
Current Assets:
  Cash and cash equivalents...........................................        $     97,278             $    171,658
  Short-term investments..............................................             508,813                  411,242
  Accounts receivable, net............................................              76,419                   89,978
  Due from related parties............................................               1,385                    3,411
  Other current assets................................................              13,117                   17,410
                                                                              ------------             ------------
       Total current assets...........................................             697,012                  693,699

Property and equipment, net...........................................              35,097                   27,593
Other assets..........................................................              19,386                   19,673
Goodwill and acquired intangibles, net................................              82,295                   88,250
                                                                              ------------             ------------
                                                                              $    833,790             $    829,215
                                                                              ============             ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable....................................................        $      7,000             $      6,712
  Amounts due related parties.........................................               2,166                    2,144
  Accrued liabilities.................................................              41,805                   54,905
  Deferred revenue....................................................              39,141                   33,635
                                                                              ------------             ------------
       Total current liabilities......................................              90,112                   97,396
                                                                              ------------             ------------

Deferred income taxes.................................................               2,284                    2,284

Stockholders' equity:
  Common stock........................................................                 197                      195
  Additional paid-in capital..........................................             822,074                  817,077
  Unearned stock-based compensation...................................             (21,577)                 (29,946)
  Accumulated other comprehensive income..............................               3,152                    4,255
  Accumulated deficit.................................................             (62,452)                 (62,046)
                                                                              ------------             ------------
       Total stockholders' equity.....................................             741,394                  729,535
                                                                              ------------             ------------
                                                                              $    833,790             $    829,215
                                                                              ============             ============

    See accompanying notes to condensed consolidated financial statements.

                              TIBCO SOFTWARE INC.
                Condensed Consolidated Statements of Operations
                     (in thousands, except per share data)


                                                                                      Three Months Ended
                                                                           ---------------------------------------
                                                                            February 28,             February 29,
                                                                                2001                     2000
                                                                           ---------------          ---------------
                                                                                         (Unaudited)
License revenue:
     Non-related parties.............................................      $         53,872         $         23,147
     Related parties.................................................                 4,391                    5,218
                                                                           ----------------         ----------------
        Total license revenue........................................                58,263                   28,365
                                                                           ----------------         ----------------
Service and maintenance revenue:
     Non-related parties.............................................                21,516                   12,777
     Related parties.................................................                 2,323                      814
                                                                           ----------------         ----------------
        Total service and maintenance revenue........................                23,839                   13,591
                                                                           ----------------         ----------------
           Total revenue.............................................                82,102                   41,956
Cost of revenue
     Stock-based compensation........................................                   376                      781
     Cost of revenue.................................................                17,695                   12,459
                                                                           ----------------         ----------------
Gross profit.........................................................                64,031                   28,716
                                                                           ----------------         ----------------

Operating expenses:
     Research and development
        Stock-based compensation.....................................                 4,574                    3,643
        Other research and development...............................                20,341                   10,774
     Sales and marketing
        Stock-based compensation.....................................                 2,292                    4,281
        Other sales and marketing....................................                33,016                   15,527
     General and administrative
        Stock-based compensation.....................................                   432                      454
        Other general and administrative.............................                 7,533                    3,043
     Amortization of goodwill and acquired intangibles...............                 5,956                    1,604
                                                                           ----------------         ----------------
        Total operating expenses.....................................                74,144                   39,326
                                                                           ----------------         ----------------
Loss from operations.................................................               (10,113)                 (10,610)
Interest and other income, net.......................................                 9,536                    1,099
Realized loss on investments, net....................................                   (50)                      --
                                                                           ----------------         ----------------
Net loss before benefit for income taxes.............................                  (627)                  (9,511)
Benefit for income taxes.............................................                   225                       --
                                                                           ----------------         ----------------
Net loss.............................................................      $           (402)        $         (9,511)
                                                                           ================         ================
Net loss per share:
     Basic and diluted...............................................      $          (0.00)        $          (0.05)
                                                                           ================         ================
     Weighted average common shares outstanding......................               192,527                  176,461
                                                                           ================         ================

    See accompanying notes to condensed consolidated financial statements.

                              TIBCO SOFTWARE INC.
                Condensed Consolidated Statements of Cash Flows
                                (in thousands)

                                                                                Three Months Ended
                                                                     ----------------------------------------
                                                                       February 28,             February 29,
                                                                           2001                     2000
                                                                     ---------------           --------------
                                                                                    (Unaudited)
Cash flows from operating activities:
 Net loss.........................................................        $     (402)               $  (9,511)
 Adjustments to reconcile net loss to net cash provided by
  operating activities:
  Depreciation and amortization...................................             2,143                      761
  Amortization of goodwill and other intangibles..................             5,955                    1,604
  Amortization of stock-based compensation........................             7,388                    9,159
  Impairment of private equity investments........................             1,000                       --
  Changes in assets and liabilities:
    Accounts receivable...........................................            13,559                    8,369
    Due from related parties......................................             2,048                      514
    Other assets..................................................             4,330                   (6,356)
    Accounts payable..............................................               288                      694
    Accrued liabilities...........................................           (13,100)                  (3,901)
    Deferred revenue..............................................             5,506                    2,259
                                                                     ---------------           --------------
       Net cash provided by operating activities..................            28,715                    3,592
                                                                     ---------------           --------------

Cash flows from investing activities:
 Purchases of short-term investments..............................          (239,018)                 (15,003)
 Sales and maturities of short-term investments...................           140,424                   19,596
 Purchases of property and equipment..............................            (9,647)                  (1,665)
 Purchases of private equity investments..........................              (750)                      --
                                                                     ---------------           --------------
       Net cash provided (used) by investing activities...........          (108,991)                   2,928
                                                                     ---------------           --------------

Cash flows from financing activities:
 Proceeds from exercise of stock options..........................             2,787                      776
 Proceeds from employee stock purchase plan.......................             3,193                    1,766
                                                                     ---------------           --------------
       Net cash provided by financing activities..................             5,980                    2,542
                                                                     ---------------           --------------

Effect of exchange rate changes on cash...........................               (84)                    (448)
                                                                     ---------------           --------------

Net change in cash and cash equivalents...........................           (74,380)                   8,614
Cash and cash equivalents at beginning of period..................           171,658                   13,681
                                                                     ---------------           --------------
Cash and cash equivalents at end of period........................        $   97,278                $  22,295
                                                                     ===============           ==============

     See accompanying notes to condensed consolidated financial statements.

                              TIBCO SOFTWARE INC.

             Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)

1. BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared by TIBCO Software Inc. (the "Company" or "TIBCO") in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, the accompanying unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company, and its results of operations and cash flows. These financial statements should be read in conjunction with the annual audited consolidated financial statements and notes as of and for the year ended November 30, 2000 included in the Company's Form 10-K filed with the Securities and Exchange Commission on February 27, 2001.

     For purposes of presentation, the Company has indicated the first quarter of fiscal 2001 and 2000 as ending on February 28, 2001 and February 29, 2000, respectively; whereas, in fact the Company's first fiscal quarters ended on the Friday nearest to the end of February.

     The results of operations for the three months ended February 28, 2001 are not necessarily indicative of the results that may be expected for the year ending November 30, 2001 or any other future interim period, and the Company makes no representations related thereto.

2. CASH, CASH EQUIVALENTS AND INVESTMENTS

     The Company considers all highly liquid investment securities with original maturities of three months or less to be cash equivalents. Management determines the appropriate classification of marketable securities at the time of purchase and evaluates such designation as of each balance sheet date. To date, all marketable securities have been classified as available-for-sale and are carried at fair value with unrealized gains and losses, if any, included as a component of accumulated other comprehensive loss in stockholders' equity. Interest and dividends are included in interest and other income. Realized gains and losses are recognized based on the specific identification method.

     Management evaluates the carrying value of the Company's equity investments on a regular basis to determine if permanent impairment has occurred. During the first quarter of fiscal 2001, a charge of $1.0 million was recorded against certain of the Company's equity investments.

3. DERIVATIVE FINANCIAL INSTRUMENTS

     The Company enters into foreign currency forward exchange contracts ("forward contracts") to manage exposure related to accounts receivable denominated in foreign currencies. The Company does not enter into derivative financial instruments for trading purposes. The Company had outstanding forward contracts with amounts totaling approximately $4.4 million at February 28, 2001. The open contracts mature at various dates through June 2001 and are hedges of certain foreign currency transaction exposures in the Australian dollar, British pound, Singapore dollar, Euro, Japanese Yen, German Mark and Danish Krone. The unrealized gains and losses on these forward contracts at February 28, 2001 were not material.

     In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments and requires recognition of all derivatives as assets or liabilities in the statement of financial position and measurement of those instruments at fair value. Derivatives that are not hedges must be adjusted to fair value through earnings. If the derivative is a hedge, depending on the nature of the hedge, changes in fair value will be either offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The Company adopted the standard on December 1, 2000, and the adoption did not materially impact the company's consolidated financial statements.

4. REVENUE RECOGNITION

     In December 1999, the SEC issued SAB No. 101, "Revenue Recognition in Financial Statements." This bulletin summarizes certain SEC's views in applying generally accepted accounting principles related to revenue recognition. The Company implemented SAB 101 on December 1, 2000 and the adoption did not materially impact the Company's consolidated statements.

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

5. COMPREHENSIVE LOSS

     Comprehensive loss includes foreign currency translation gains and losses and other unrealized investment gains and losses that have been previously excluded from net loss and reflected instead in equity. A summary of comprehensive loss is as follows:

                                                   Three Months Ended
                                           ---------------------------------
                                           February 28,         February 29,
                                               2001                2000
                                           --------------       ------------
Net loss..............................            $  (402)          $ (9,511)
Translation loss......................                (84)              (448)
Change in unrealized loss on
 investments..........................             (1,023)              (255)
                                           --------------       ------------
          Comprehensive loss..........            $(1,509)          $(10,214)
                                           ==============       ============


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

The following table sets forth the computation of basic and diluted net loss per share for the three month periods ended February, 2001 and 2000 (in thousands, except per share data):

                                                                                Three Months Ended
                                                                    ------------------------------------------
                                                                    February 28, 2001        February 29, 2000
                                                                   ------------------       ------------------
Net loss.......................................................         $    (402)               $  (9,511)
                                                                   ==================       ==================
Basic and diluted:
     Weighted average common shares outstanding................           195,816                  182,046
     Weighted average common shares subject to
             repurchase........................................            (3,289)                  (5,585)
                                                                   ------------------       ------------------
Weighted-average common shares used to compute
       basic and diluted net loss per share....................           192,527                  176,461
                                                                   ==================       ==================

     Net loss per share - basic and diluted....................         $   (0.00)               $   (0.05)
                                                                   ==================       ==================

The following table sets forth potential common shares that are not included in the diluted net income per share calculation above because to do so would be anti-dilutive for the periods indicated (in thousands):


                                                                       Three Months Ended
                                                          ---------------------------------------------
                                                             February 28,              February 29,
                                                                  2001                     2000
                                                          ------------------         ------------------
  Common stock subject to repurchase..................              2,939                   5,029
  Stock options.......................................             42,698                  38,435
                                                          ------------------         ------------------
                                                                   45,637                  43,464
                                                          ------------------         ------------------

7.  RELATED PARTY TRANSACTIONS

     The Company has entered into commercial transactions with Cisco Systems, Inc., a principal stockholder of the Company, and with Reuters Group PLC, including both its wholly owned and partially owned subsidiaries (collectively, "Reuters"), a majority stockholder of the Company in fiscal 2001 and 2000.

     The Company recognized $6.5 million and $5.0 million in revenue from Reuters in the first fiscal quarters of 2001 and 2000, respectively. The Company incurred $0.5 million in royalty and commission expense to Reuters in the first quarter of 2001. The Company paid Reuters $0.9 million in royalties and commissions in the first quarter of fiscal 2000.

     The Company recognized $0.2 million and $1.0 million in revenue from Cisco Systems, Inc. in the three month periods ended February 28, 2001 and February 29, 2000, respectively.

8.  STOCK-BASED COMPENSATION

                                                       Three Months Ended,
                                                  ---------------------------
                                                  February 28,   February 29,
                                                     2001           2000
                                                  -----------    ------------

 Cost of sales...............................         $  376         $  781
 Research and development....................          4,574          3,643
 Sales and marketing.........................          2,292          4,281
 General and administrative..................            432            454
                                                  -----------    ------------
    Total....................................         $7,674         $9,159
                                                  ===========    ============

In connection with certain stock option grants to employees and external directors, stock-based compensation expense is being recognized, using the multiple option method as prescribed by FASB Interpretation No.28, over the option vesting period of generally five years. Amortization of stock-based compensation for employees and external directors is expected to be $2.3 million for the remainder of 2001, $2.0 million in 2002, $0.9 million in 2003 and $0.1 million in 2004.

Stock-based compensation expense related to stock options granted to consultants is recognized as earned, using the multiple option method as prescribed by FASB Interpretation No. 28. At each reporting date, the Company re-values the stock-based compensation using the Black-Scholes option pricing model. As a result, the stock-based compensation expense will fluctuate as the fair market value of the Company's common stock fluctuates. As of February 28, 2001, the Company expects to amortize stock-based compensation expense for consultants of $0.4 million, $0.2 million and $0.2 million for the remainder of fiscal 2001, and in fiscal 2002 and 2003, respectively, assuming no change in the underlying value of the Company's common stock.

The Company recorded aggregate unearned compensation of $34.9 million in connection with the acquisition of Extensibility Inc. related to unvested options that were assumed as well as stock that was issued as part of the consideration for the acquisition, which is being held in an escrow account. This amount is amortized over the vesting period of the options and the stock. The Company expects to amortize $11.7 million, $4.3 million, $0.5 million and $0.1 million of unearned stock compensation in connection with the Extensibility acquisition for the remainder of fiscal 2001, and in fiscal 2002, 2003 and 2004, respectively.

9.  SEGMENT INFORMATION

     The Company operates primarily in one industry segment: the development and marketing of a suite of software products that enables businesses to link internal operations, business partners and customer channels through the real-time distribution of information. Revenue by geographic area is as follows (in thousands):


                                                                      Three Months Ended
                                                               ---------------------------------
                                                               February 28,        February 29,
                                                                  2001                2000
                                                               ------------        -------------
North America and Latin America.......................            $47,288             $34,355
Europe................................................             22,528               6,349
Pacific Rim...........................................             12,286               1,252
                                                               ============        =============
     Total Revenue....................................            $82,102             $41,956
                                                               ============        =============

10. SUBSEQUENT EVENT

     On March 8, 2001, the Board of Directors of TIBCO Software Inc. approved an option exchange program whereby employees were offered the opportunity to exchange stock options with split-adjusted exercise prices of $10.375 and above granted between September 9, 1999 and February 15, 2001 for new options to purchase an equal number of shares. The new options will be granted six months and three days from the date the old options were cancelled (October 8, 2001). The exercise price of the new options will be the closing market price of TIBCO common stock on the NASDAQ Stock Market on the grant date of the new options. The exchange offer will not be available to TIBCO's executive officers and the members of its Board of Directors.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates" and similar expressions identify such forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements. Factors which could cause actual results to differ materially include those set forth in the following discussion, and, in particular, the risks discussed below under the subheading "Factors that May Affect Operating Results" and in other documents we file with the Securities and Exchange Commission. Unless required by law, the Company undertakes no obligation to update publicly any forward-looking statements.

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

     Our revenue in the first quarters of fiscal 2001 and 2000 consisted primarily of license and product fees from our customers and distributors, including fees from Reuters pursuant to our license agreement, both of which were primarily attributable to sales of our TIBCO ActiveEnterprise product line. In addition, we receive fees from our customers for providing project integration services. We also receive revenue from our TIBCO.net customers in the form of a combination of fixed service charges, a percentage of the advertising fees generated from our customer's TIBCO.net-enabled web pages and a charge for each user visit to these web pages. We also receive revenues from our strategic relationships with business partners who embed our products in their hardware and networking systems as well as from systems integrators who resell our products.

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

     Our distributors generally pay us negotiated royalties on their sales of our products. Reuters distributes our products to customers in the financial services market segment. Through December 2001, Reuters must pay us product fees based on a percentage of the revenue it derives from the sale of licenses and maintenance for our products. Under our license agreement with Reuters, minimum guaranteed product fees are $20 million in calendar 2001 and were $18 million in calendar 2000. We will recognize revenue in the amount of these guaranteed product fees ratably over the contractual period. In any period where actual product fees exceed the minimum guaranteed product fees for the year, the actual product fees and cumulative minimum guaranteed product fees will be recognized as revenue.


RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, for the periods indicated, certain financial data as a percentage of total revenue:

                                                                           Three Months Ended
                                                                ----------------------------------------
                                                                   February 28,           February 29,
                                                                       2001                   2000
                                                                ----------------      -----------------
Revenue:
      License........................................                        71.0%                 67.6%
      Service and maintenance........................                        29.0                  32.4
                                                                 ----------------     -----------------
           Total revenue.............................                       100.0                 100.0
Stock-based compensation.............................                         0.4                   1.8
Cost of revenue......................................                        21.6                  29.7
                                                                 ----------------     -----------------
Gross profit.........................................                        78.0                  68.5
                                                                 ----------------     -----------------

Operating expenses:
      Research and development.......................
           Stock-based compensation..................                         5.5                   8.7
           Other research and development............                        24.8                  25.7
      Sales and marketing............................
           Stock-based compensation..................                         2.8                  10.2
           Other sales and marketing.................                        40.2                  37.0
      General and administrative.....................
           Stock-based compensation..................                         0.5                   1.1
           Other general and administrative..........                         9.2                   7.4
      Amortization of goodwill and acquired
       intangibles...................................                         7.3                   3.7
                                                                 ----------------     -----------------
           Total operating expenses..................                        90.3                  93.8
                                                                 ----------------     -----------------
Loss from operations.................................                       (12.3)                (25.3)
Other income, net....................................                        11.6                   2.6
Realized loss in investments, net....................                        (0.1)                   --
                                                                 ----------------     -----------------
Net loss before income taxes.........................                        (0.8)                (22.7)
Benefit for income taxes.............................                         0.3                   0.0
                                                                 ----------------     -----------------
Net loss.............................................                        (0.5)                (22.7)
                                                                 ================     =================

REVENUE

     Total Revenue. Total revenue increased 95.7% to $82.1 million for the three months ended February 28, 2001 from $42.0 million for the same period of the prior year. Total revenue increased primarily due to an increase in sales of our products and services to both new and existing customers. Reuters accounted for approximately 7.9% and 11.3% of total revenue for the first fiscal quarters of 2001 and 2000, respectively.

     License Revenue. License revenue increased 105.4% to $58.3 million for the three months ended February 28, 2001 from $28.4 million for the same period of the prior year. This increase was due primarily to the increased volume of sales from a broader suite of products. License revenue was 71.0% and 67.6% of total revenue for the first fiscal quarters of 2001 and 2000, respectively.

     Service and Maintenance Revenue. Service and maintenance revenue increased 75.4% to $23.8 million for the three months ended February 28, 2001 from $13.6 million for the same period of the prior year. Service and maintenance revenue was 29.0% and 32.4% of total revenue in the first quarters of fiscal 2001 and 2000, respectively. The increase in service and maintenance revenue in absolute dollars was primarily due to the additional maintenance revenue related to the growth in license revenue.

COST OF REVENUE

     Cost of revenue consists primarily of salaries and third-party contractor and associated expenses principally related to providing project architecture, design and system integration services and, to a lesser extent, the cost of providing maintenance and customer support services. The majority of our cost of revenue is directly related to our service and maintenance revenue. Cost of revenue, excluding stock based compensation charges, increased 42.0% to $17.7 million for the three months ended February 28, 2001 from $12.5 million for the same period of the prior year. Cost of revenue was 21.6% and 29.7% of total revenue in the first quarters of fiscal 2001 and 2000, respectively. The increase in cost of revenue in absolute dollars was primarily due to the cost of the increased personnel and related costs associated with the delivery of professional services and maintenance as well as the additional technical staff to support our growing installed base of customers. The decrease in cost of revenue as a percentage of total revenue was due primarily to the increase in license revenue as a percentage of total revenue.

OPERATING EXPENSES

     Research and Development Expenses. Research and development expenses consist primarily of salaries, commissions and related costs associated with the development of our products. Research and development expenses, excluding stock based compensation charges, increased 88.8% to $20.3 million for the three months ended February 28, 2001 from $10.8 million for the same period of the prior year. These increases were due primarily to increases in our development staff as we continued to expand our product offerings and upgrade the performance of existing products. Research and development expenses were 24.8% and 25.7% of total revenue in the first quarters of fiscal 2001 and 2000, respectively. The decrease in research and development expenses as a percent of revenue was due to the increase in revenue. We believe that continued investment in research and development is critical to attaining our strategic objectives and, as a result, we expect that spending on research and development will remain relatively stable as a percentage of total revenue for fiscal 2001.

     Sales and Marketing Expenses. Sales and marketing expenses consist primarily of personnel and related costs of our direct sales force and marketing staff and the cost of marketing programs, including advertising, trade shows, promotional materials and customer conferences. Sales and marketing expenses, excluding stock based compensation charges, increased 112.6% to $33.0 million for the three months ended February 28, 2001 from $15.5 million for the same period of the prior year. Sales and marketing expenses were 40.2% and 37.0% of total revenue in the first quarters of fiscal 2001 and 2000, respectively. These increases, both in dollar terms and as a percentage of total revenue, resulted primarily from increased salaries, benefits, commissions, facilities and travel costs for sales personnel associated with the expansion of our domestic and international sales force dedicated to selling our expanding family of products. We intend to selectively increase staff in our direct sales organization and to create select product marketing programs and, accordingly, expect that sales and marketing expenditures will remain relatively stable as a percentage of total revenue for fiscal 2001.

     General and Administrative Expenses. General and administrative expenses consist primarily of personnel and related costs for general corporate functions, including executive, legal, finance, accounting, human resources and information systems as well as bad debt charges. General and administrative expenses, excluding stock based compensation charges, increased 147.6% to $7.5 million for the first quarter of fiscal 2001 from $3.0 million for the same period of the prior year. General and administrative expenses were 9.2% and 7.4% of total revenue for the first quarters of fiscal 2001 and 2000, respectively. The increase in dollar terms was primarily a result of increased personnel and related costs and other outside services associated with building our general and administrative infrastructure. We believe that general and administrative expenses, exclusive of bad debt charges, will remain relatively stable as a percentage of total revenue for fiscal 2001.

     Amortization of Stock-based Compensation. Amortization of stock-based compensation expense was $7.7 million and $9.2 million in the first quarters of fiscal 2001 and 2000, respectively. The decrease was due primarily to charges associated with stock options granted to consultants.

     In connection with the grant of stock options to employees and non-employee directors, we have recorded aggregate unearned compensation of $22.7 million, representing the difference between the deemed fair value of our common stock at the date of grant and the exercise price of such options. Such amount is presented as a reduction of stockholders' equity and amortized over the vesting period of the applicable option. We expect to amortize $2.3 million, $2.0 million, $0.9 million and $0.1 million of unearned stock-based compensation for the remainder of fiscal 2001 and in fiscal 2002, 2003 and 2004, respectively, in connection with stock options granted to employees and non-employee directors.

     Stock-based compensation expense related to stock options granted to consultants is recognized as earned, using the multiple option method as prescribed by FASB Interpretation No. 28. At each reporting date, we re-value such stock-based compensation using the Black-Scholes option pricing model. As a result, the stock-based compensation expense will fluctuate as the fair market value of our common stock fluctuates. As of February 28, 2001, we expect to amortize stock-based compensation expense of $0.4 million, $0.2 million and $0.2 million for the remainder of fiscal 2001 and in fiscal 2002 and 2003, respectively, in connection with stock options granted to consultants, assuming no change in the underlying value of our common stock.

     We recorded aggregate unearned compensation of $34.9 million in connection with the acquisition of Extensibility Inc. related to unvested options that were assumed as well as stock that was issued as part of the consideration for the acquisition, which is being held in an escrow account. This amount will be amortized over the vesting period of the options and the stock, and is shown by expense category. We expect to amortize unearned stock compensation related to the Extensibility acquisition in the amounts of $11.7 million, $4.3 million. $0.5 million and $0.1 million for the remainder of fiscal 2001 and in fiscal 2002, 2003 and 2004, respectively. Stock-based compensation expense related to the unvested portion of options assumed and restricted stock granted in connection with the acquisition of Extensibility was $7.1 million in first quarter fiscal 2001.

     Amortization of goodwill and acquired intangibles. Amortization of goodwill and acquired intangibles was $6.0 million and $1.6 million for the three month periods ended February 28, 2001 and February 29, 2000, respectively. The increase in fiscal 2001 relates to the purchase of Extensilibilty Inc., which was consummated on September 5, 2000. Amortization of goodwill and other intangible assets acquired in purchase transactions are amortized on a straight-line method over the estimated useful life of the assets of between two and five years.

     Interest and other income, net. Interest and other income (expense), net, includes interest and other miscellaneous income and expense items. Other income, net, was $9.5 million and $1.1 million for the three month periods ended February 28, 2001 and February 29, 2000, respectively. The increase in fiscal 2001 was due primarily to interest income earned from our investments, which increased significantly as a result of the investment of the proceeds from our common stock offering in March 2000.

     Realized loss on investments, net. In the first quarter of fiscal 2001, we recorded a charge of $1.0 million against certain of our equity investments based on management's assessment of a permanent decline in value. This loss was partially offset by gains on marketable securities.

     Benefit for income taxes. The Company's current estimate of its annual effective tax rate on anticipated operating income for the 2001 tax year is 37%. The estimated annual effective tax rate of 37% has been used to record the benefit for income taxes for the three month period ended February 28, 2001 compared with an effective tax rate of 0% used to record the provision for income taxes for the comparable period in 2000. The estimated annual effective tax rate differs from the U.S. statutory rate primarily due to the non-deductibility of certain amortization of acquired goodwill, the non-deductibility of stock-based compensation charges, the utilization of research and development credits, and the release of valuation allowance. Our effective tax rate may change during the remainder of 2001 if operating results differ significantly from current projections.

LIQUIDITY AND CAPITAL RESOURCES

     At February 28, 2001, the Company had cash, cash equivalents and investments of $606.1 million, representing an increase of $23.2 million from November 30, 2000.

     Net cash provided by operations for the three months ended February 28, 2001 was $28.7 million compared to net cash provided by operations of $3.6 million for the comparable period of the prior year. Cash provided by operating activities for the three months ended February 28, 2001 resulted primarily from the decrease in accounts receivable and other assets and an increase in deferred revenue, amortization of goodwill and unearned compensation, offset by a decrease in accrued liabilities.

     Net cash used by investing activities for the three months ended February 28, 2001 was $109.0 million compared to cash provided by investing activities of $2.9 million for the same period in 2000. Cash used by investing activities resulted primarily from the net purchase of short-term investments of $98.6 million, capital expenditures of $9.6 million and private equity investments of $0.8 million. Capital expenditures were primarily related to the installation of computer hardware and software as well as capital expenditures related to office facilities.

     Cash flow from financing activities of $6.0 million resulted from the exercise of stock options and stock purchases under our Employee Stock Purchase Plan.

     We believe that our current cash and investment balances and cash flow from operations will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months. We may also utilize cash to acquire or invest in complementary businesses or to obtain the right to use complementary technologies.

FACTORS THAT MAY AFFECT OPERATING RESULTS

We have a history of losses and we expect future losses, and if we do not achieve and sustain profitability our business will suffer and our stock price may decline

     We may not be able to obtain sufficient revenue to achieve and sustain profitability. We incurred net losses of approximately $25.0 million and $19.5 million in fiscal 2000 and 1999, respectively. In addition, we incurred a net loss of $0.4 million in the first quarter of fiscal 2001. As of February 28, 2001, we had an accumulated deficit of approximately $62.5 million.

     We have invested significantly in building our sales and marketing organization and in our technology research and development. We expect to continue to spend financial and other resources on expanding our direct sales and marketing activities and developing and introducing enhancements to our existing products and new software products. As a result, we need to generate significant revenue to achieve and maintain profitability.

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

 . the amount and timing of operating costs and capital expenditures relating to the expansion of our operations; and

 . the capital and expense budgeting decisions of our customers, especially with respect to large orders.

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

There can be no assurance that our current customers will continue to purchase our products

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

The market for e-business infrastructure software may not grow as quickly as we anticipate, which would cause our revenues to fall below expectations

     The market for e-business infrastructure software is relatively new and evolving. We earn a substantial portion of our revenue from sales of our e-business infrastructure software, including application integration software, and related services. We expect to earn substantially all of our revenue in the foreseeable future from sales of these products and services. Our future financial performance will depend on continued growth in the number of organizations demanding software and services for application integration, e-business and information delivery and seeking outside vendors to develop, manage and maintain this software for their critical applications. Many of our potential customers have made significant investments in internally developed systems and would incur significant costs in switching to third-party products, which may substantially inhibit the growth of the market for e-business infrastructure software. In addition, the current economic downturn may lead our existing and potential customers to reduce their spending on information technology in general and e-business infrastructure solutions in particular. If this market fails to grow, or grows more slowly than we expect, our sales will be adversely affected.

Our acquisition strategy could cause financial or operational problems

     Our success depends on our ability to continually enhance and broaden our product offerings in response to changing technologies, customer demands, and competitive pressures. To this end, we may acquire new and complementary businesses, products or technologies, and we may use some of the proceeds of this offering to do so. We do not know if we will be able to complete any acquisitions or that we will be able to successfully integrate any acquired business, operate them profitably, or retain their key employees. For example, we completed the acquisition of substantially all of the assets of InConcert, Inc. in November 1999 and the acquisition of Extensibility, Inc. in September 2000. Integrating any newly acquired business, product or technology could be expensive and time-consuming, could disrupt our ongoing business, and could distract our management. We may face competition for acquisition targets from larger and more established companies with greater financial resources. In addition, in order to finance any acquisitions, we might need to raise additional funds through public or private financings. In that event, we could be forced to obtain equity or debt financing on terms that are not favorable to us and, in the case of equity financing, that results in dilution to our stockholders. If we are unable to integrate newly acquired entity, product or technology effectively, our business, financial condition and operating results would suffer. In addition, any amortization of goodwill or other assets or other charges resulting from the costs of acquisitions could harm our operating results.

Our investment strategy could cause financial or operational problems

     As of February 28, 2001 we had invested $18.8 million in companies with complementary technologies or products or which provide us with access to additional vertical markets. The companies in which we invest are often at early stages of development, and no public market exists for their securities at the time of our investment. These investments may not result in any meaningful commercial benefit to us, and our investments could lose all or a significant part of their value. Currently, we have realized cumulative losses of $5.0 million on these investments. Moreover, in certain circumstances, these investments could subject us to restrictions imposed by the Investment Company Act of 1940. We might have to take actions, including buying, refraining from buying, selling or refraining from selling securities when we would otherwise not wish to, in order to avoid registration under the Investment Company Act of 1940.

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

The rapid growth of our operations could strain our resources and cause our business to suffer

     Our ability to successfully offer products and services and implement our business plan in a rapidly evolving market requires an effective planning and management process. We have increased the scope of our operations and we have increased our headcount substantially, both domestically and internationally.
We must successfully integrate these new employees into our operations and generate sufficient revenues to justify the costs associated with these employees. If we fail to successfully integrate employees or to generate the revenue necessary to offset employee-related expenses, we could be forced to reduce our headcount, which would force us to incur significant expenses and would harm our business and operating results. Our growth has placed and will continue to place a significant strain on our management systems, infrastructure and resources. We expect that we will need to continue to improve our financial and managerial controls, reporting systems and procedures. We will also need to continue to train and manage our workforce worldwide. Furthermore, we expect that we will be required to manage an increasing number of relationships with various customers and other third parties. Failure to expand any of the foregoing areas efficiently and effectively could interfere with the growth of our business as a whole.

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

     At February 28, 2001 we had an investment portfolio of fixed income securities totaling $504.9 million, excluding those classified as cash and cash equivalents. Our investments consist primarily of bank and finance notes, various government obligations, asset-backed securities and equity investments in other public companies. These securities are classified as available-for-sale and are recorded on the balance sheet at fair market value with unrealized gains or losses reported as a separate component of stockholders' equity. Unrealized losses are charged against income when a decline in fair market value is determined to be other than temporary. The specific identification method is used to determine the cost of securities sold.

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

                         PART II -- OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

     Not applicable.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

     Not applicable.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

     Not applicable.

ITEM 4.   SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

     Not applicable.

ITEM 5.   OTHER INFORMATION

     None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

 (a) Exhibits:

      None.

 (b)  Reports on Form 8-K:

               We filed a current report on Form 8-K on March 8, 2001 to announce the approval by our Board of Directors of a stock option exchange program for employees.

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

Date: April 12, 2001