Form 10-Q
period 2001-05-31
TIBCO SOFTWARE INC
filed 2001-07-13
CIK 1085280

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

  [X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE QUARTERLY PERIOD ENDED MAY 31, 2001

                                       OR

  [_]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________________ to ___________________

                        Commission File Number: 000-26579

                                ---------------

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

                                Yes [ X ]   No [  ]

The number of shares outstanding of the registrant's Common Stock, $0.001 par value, as of July 10, 2001 was 198,347,745.

                              TIBCO SOFTWARE INC.

                                     INDEX

                        PART I - FINANCIAL INFORMATION


 Item                                                                      Page No.
 ----                                                                      --------
Item 1   Financial Statements:

         Condensed Consolidated Balance Sheets as of  May 31, 2001
         and November 30, 2000 (Unaudited)...........................          3

         Condensed Consolidated Statements of Operations for the
         three-months and six-months ended May 31, 2001 and May 31,
         2000 (Unaudited) ...........................................          4

         Condensed Consolidated Statements of Cash Flows for the
         six-months ended May 31, 2001 and May 31, 2000
         (Unaudited).................................................          5

         Notes to Condensed Consolidated Financial Statements
         (Unaudited) ................................................          6

Item 2   Management's Discussion and Analysis of Financial Condition
         and Results of Operations ..................................         11

Item 3   Quantitative and Qualitative Disclosures about Market Risk..         19

                          PART II - OTHER INFORMATION

Item 1   Legal Proceedings ..........................................         20

Item 2   Changes in Securities and Use of Proceeds ..................         20

Item 3   Defaults Upon Senior Securities ............................         20

Item 4   Submission of Matters to a Vote of Security Holders ........         20

Item 5   Other Information ..........................................         20

Item 6   Exhibits and Reports on Form 8-K ...........................         20

         Signatures .................................................         21

                        PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                              TIBCO SOFTWARE INC.
                     Condensed Consolidated Balance Sheets
                                (in thousands)


                                                                        May 31,            November 30,
                                                                         2001                 2000
                                                                    --------------       --------------
                                                                                 (Unaudited)
ASSETS
Current Assets:
     Cash and cash equivalents.................................     $       90,751       $      171,658
     Short-term investments..................................              531,373              411,242
     Accounts receivable, net of allowances; $5,661 and
      $4,257, respectively...................................               68,313               89,978
     Due from related parties................................                1,277                3,411
     Other current assets....................................               12,823               17,410
                                                                    --------------       --------------
          Total current assets...............................              704,537              693,699

Property and equipment, net..................................               35,675               27,593
Other assets.................................................               20,854               19,673
Goodwill and acquired intangibles, net.......................               76,441               88,250
                                                                    --------------       --------------
                                                                    $      837,507       $      829,215
                                                                    ==============       ==============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable........................................       $        9,052       $        6,712
     Amounts due related parties.............................                  424                2,144
     Accrued liabilities.....................................               47,782               54,905
     Deferred revenue........................................               38,732               33,635
                                                                    --------------       --------------
          Total current liabilities..........................               95,990               97,396
                                                                    --------------       --------------
Deferred income taxes........................................                2,284                2,284

Stockholders' equity:
     Common stock............................................                  198                  195
     Additional paid-in capital..............................              824,733              817,077
     Unearned stock-based compensation.......................              (11,205)             (29,946)
     Accumulated other comprehensive income..................                5,727                4,255
     Accumulated deficit.....................................              (80,220)             (62,046)
                                                                    --------------       --------------
          Total stockholders' equity.........................              739,233              729,535
                                                                    --------------       --------------
                                                                    $      837,507       $      829,215
                                                                    ==============       ==============


    See accompanying notes to condensed consolidated financial statements.

                              TIBCO SOFTWARE INC.
                Condensed Consolidated Statements of Operations
                     (in thousands, except per share data)


                                                                        Three Months Ended                Six Months Ended
                                                                             May 31,                          May 31,
                                                                   -----------------------------    -----------------------------
                                                                       2001              2000           2001             2000
                                                                   --------------    -----------    ------------     ------------
                                                                           (Unaudited)                      (Unaudited)
License revenue:
     Non-related parties......................................           $55,063        $31,638        $108,935          $54,784
     Related parties..........................................             5,266          5,040           9,657           10,259
                                                                   --------------    -----------    ------------     ------------
          Total license revenue...............................            60,329         36,678         118,592           65,043
                                                                   --------------    -----------    ------------     ------------
Service and maintenance revenue:
     Non-related parties......................................            21,936         16,636          43,452           29,413
     Related parties..........................................             1,421            740           3,744            1,554
                                                                   --------------    -----------    ------------     ------------
          Total service and maintenance revenue...............            23,357         17,376          47,196           30,967
                                                                   --------------    -----------    ------------     ------------
                         Total revenue........................            83,686         54,054         165,788           96,010
Cost of revenue:
     Stock based compensation.................................               235            732             611            1,513
     Cost of revenue..........................................            15,465         14,656          33,160           27,115
                                                                   --------------    -----------    ------------     ------------
Gross profit..................................................            67,986         38,666         132,017           67,382
                                                                   --------------    -----------    ------------     ------------

Operating expenses:
     Research and development:
          Stock-based compensation............................             2,577          3,395           7,151            7,038
          Other research and development......................            20,387         13,187          40,728           23,961
     Sales and marketing:
             Stock-based compensation.........................             6,161          5,852           8,453           10,133
             Other sales and marketing........................            37,668         20,586          70,685           36,113
        General and administrative:
          Stock-based compensation............................             3,001            425           3,433              879
          Other general and administrative....................             5,977          3,748          13,510            6,791
     Restructuring charges....................................            12,630              -          12,630                -
     Amortization of goodwill and acquired intangibles........             5,854          1,562          11,809            3,166
                                                                   --------------    -----------    ------------     ------------
          Total operating expenses............................            94,255         48,755         168,399           88,081
                                                                   --------------    -----------    ------------     ------------
Loss from operations.........................................            (26,269)       (10,089)        (36,382)         (20,699)
Interest and other income, net...............................              6,620          6,594          16,106            7,693
                                                                   --------------    -----------    ------------     ------------
Net loss before benefit for income taxes.....................            (19,649)        (3,495)        (20,276)         (13,006)
Benefit for income taxes.....................................             (1,881)             -          (2,106)               -
                                                                   --------------    -----------    ------------     ------------
Net loss.....................................................          $ (17,768)       $(3,495)       $(18,170)        $(13,006)
                                                                   ==============    ===========    ============     ============
Net loss per share:
     Basic and diluted.......................................             $(0.09)        $(0.02)         $(0.09)          $(0.07)
                                                                   ==============    ===========    ============     ============
     Weighted average common shares outstanding..............            194,190        182,859         193,359          179,660
                                                                   ==============    ===========    ============     ============



    See accompanying notes to condensed consolidated financial statements.

                              TIBCO SOFTWARE INC.
                Condensed Consolidated Statements of Cash Flows
                                (in thousands)


                                                                                    Six Months Ended
                                                                           ----------------------------------
                                                                              May 31,             May 31,
                                                                               2001                 2000
                                                                           ---------------    ---------------
                                                                                      (Unaudited)
Cash flows from operating activities:
   Net loss .........................................................        $   (18,170)       $   (13,006)
   Adjustments to reconcile net loss to net cash provided by
   operating activities:
     Depreciation and amortization ..................................              4,935              1,712
     Amortization of goodwill and other intangibles..................             11,809              3,166
     Amortization of stock-based compensation........................             19,297             19,563
     Impairment of private equity investments........................              2,500                 --
     Changes in assets and liabilities:
        Accounts receivable..........................................             21,665            (13,732)
        Due from related parties.....................................                414               (152)
        Other assets.................................................              4,720             (8,027)
        Accounts payable.............................................              2,340                666
        Accrued liabilities..........................................             (7,123)             2,861
        Deferred revenue ............................................              5,097              9,431
                                                                           ---------------    ---------------
              Net cash provided by operating activities..............             47,484              2,482
                                                                           ---------------    ---------------

Cash flows from investing activities:
   Purchases of short-term investments...............................           (377,898)          (169,889)
   Sales and maturities of short-term investments....................            258,894             42,064
   Purchases of property and equipment...............................            (13,017)            (6,708)
   Purchases of private equity investments...........................             (3,814)           (14,000)
   Investments pledged as security for letter of credit..............                  -             (5,000)
                                                                           ---------------    ---------------
              Net cash used in investing activities .................           (135,835)          (153,533)
                                                                           ---------------    ---------------

Cash flows from financing activities:
    Proceeds from issuance of common stock ..........................                  -            481,037
    Proceeds from exercise of stock options..........................              3,909              3,079
    Proceeds from employee stock purchase plan.......................              3,194              1,766
                                                                           ---------------    ---------------
              Net cash provided by financing activities..............              7,103            485,882
                                                                           ---------------    ---------------

Effect of exchange rate changes on cash ............................                 341                 23
                                                                           ---------------    ---------------

Net change in cash and cash equivalents .............................            (80,907)           334,854

Cash and cash equivalents at beginning of period ....................            171,658             13,681
                                                                           ---------------    ---------------
Cash and cash equivalents at end of period ..........................        $    90,751        $   348,535
                                                                           ---------------    ---------------


    See accompanying notes to condensed consolidated financial statements.

                              TIBCO SOFTWARE INC.

             Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)



1.   BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared by TIBCO Software Inc. (the "Company" or "TIBCO") in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, the accompanying unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company, and its results of operations and cash flows. These financial statements should be read in conjunction with the annual audited consolidated financial statements and notes as of and for the year ended November 30, 2000 included in the Company's Form 10-K filed with the SEC on February 27, 2001.

     For purposes of presentation, the Company has indicated the second quarter of fiscal 2001 and 2000 as ending on May 31, 2001 and May 31, 2000, respectively; whereas, in fact the Company's second fiscal quarters ended on the Friday nearest to the end of May.

     The results of operations for the three months and six months ended May 31, 2001 are not necessarily indicative of the results that may be expected for the year ending November 30, 2001 or any other future interim period, and the Company makes no representations related thereto.

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

     Management evaluated the carrying value of the Company's equity investments and determined that an other than temporary impairment had occurred. The Company recognized a charge of $1.5 million in the second fiscal quarter of 2001 and $2.5 million for the six month period ended May 31, 2001 against certain of the Company's equity investments.

3.   DERIVATIVE FINANCIAL INSTRUMENTS

     The Company enters into foreign currency forward exchange contracts ("forward contracts") to manage exposure related to accounts receivable denominated in foreign currencies. The Company does not enter into derivative financial instruments for trading purposes. The Company had outstanding forward contracts with amounts totaling approximately $2.3 million at May 31, 2001. The open contracts mature at various dates through August 2001 and are hedges of certain foreign currency transaction exposures in the Australian Dollar, British Pound, Singapore Dollar, European Euro, Japanese Yen, and Danish Kroner. The unrealized gains and losses on these forward contracts at May 31, 2001 were not material.

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

5.   COMPREHENSIVE LOSS

     A summary of comprehensive loss is as follows:


                                                      Three Months Ended                         Six Months Ended
                                             --------------------------------------    --------------------------------------
                                                 May 31,              May 31,               May 31,              May 31,
                                                  2001                 2000                  2001                 2000
                                             ----------------    ------------------    ------------------    ----------------

Net loss................................          $  (17,768)              $(3,495)            $ (18,170)           $(13,006)
Translation gain........................                 425                   472                   341                  23
Change in unrealized gain (loss) on
      investments.......................               2,150                  (336)                1,131                (591)
                                             ----------------    ------------------    ------------------    ----------------
          Comprehensive loss............          $  (15,193)              $(3,359)            $ (16,698)          $ (13,574)
                                             ================    ==================    ==================    ================

6.   NET LOSS PER SHARE

     Basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common and potential common shares outstanding during the period if their effect is dilutive. Potential common shares were not included in computing net loss per share because they were anti-dilutive.

     The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except per share data):


                                                                   Three Months Ended                      Six Months Ended
                                                           -----------------------------------    ----------------------------------
                                                               May 31,             May 31,            May 31,             May 31,
                                                                2001                2000               2001                2000
                                                           ---------------    ----------------    --------------     ---------------
Net loss..............................................       $    (17,768)      $      (3,495)      $   (18,170)       $    (13,006)
                                                           ===============    ================    ==============     ===============
Basic and diluted:
     Weighted average common shares
        outstanding...................................            196,731             187,791           196,274             184,919
     Weighted average common shares subject to
         repurchase....................................            (2,541)             (4,932)           (2,915)             (5,259)
Weighted-average common shares used to compute
       basic and diluted net loss per share............           194,190             182,859           193,359             179,660
                                                           ===============    ================    ==============     ===============
     Net loss per share - basic and diluted............      $      (0.09)      $       (0.02)      $     (0.09)       $      (0.07)
                                                           ===============    ================    ==============     ===============


The following table sets forth potential common shares that are not included in the diluted net loss per share calculation above because to do so would be anti-dilutive for the periods indicated (in thousands):


                                                       May 31,        May 31,
                                                        2001           2000
                                                   -------------   -------------
     Common stock subject to repurchase........          2,303           4,598
     Stock options.............................         23,651          38,424
                                                   -------------   -------------
                                                        25,954          43,022
                                                   =============   =============

     On January 24, 2001, TIBCO's Board of Directors approved a voluntary stock option exchange program for certain of the Company's employees. Under the program, employees had the opportunity to cancel certain outstanding stock options granted to them between September 9, 1999 and February 15, 2001 in exchange for a new option grant for an equal number of shares to be granted on October 8, 2001. The program terminated on April 5, 2001. A total of 13,483,903 options were cancelled in connection with the option exchange. The exercise price of the new options will be priced at the closing price on NASDAQ on October 8, 2001. Members of TIBCO's Board of Directors and executive officers were not eligible to participate in this program.

7.   RELATED PARTY TRANSACTIONS

     The Company has entered into commercial transactions with Cisco Systems, Inc., a principal stockholder of the Company, and with Reuters Group PLC, including both its wholly owned and partially owned subsidiaries (collectively, "Reuters"), a majority stockholder of the Company in fiscal 2001 and 2000.

     The Company recognized $5.7 million and $4.6 million in revenue from Reuters in the second fiscal quarter of 2001 and 2000, respectively and $12.2 million and $9.6 million for the six month periods ended May 31, 2001 and 2000, respectively. Revenue from Reuters consists primarily of product and maintenance fees on its sales of TIBCO products under the terms of our license agreement with Reuters. The Company incurred $0.4 million in royalty and commission expense to Reuters in the second quarter of 2001 and $0.9 million for the six month period ended May 31, 2001.

     The Company recognized $1.0 million and $1.1 million in revenue from Cisco Systems, Inc. in the second fiscal quarter of 2001 and 2000, respectively and $1.2 million and $2.2 million for the six month periods ended May 31, 2001 and 2000, respectively.


8.   STOCK-BASED COMPENSATION


                                                Three Months Ended                            Six Months Ended
                                      ----------------------------------------    -----------------------------------------
                                         May 31, 2001          May 31, 2000          May 31, 2001           May 31, 2000
                                      ------------------    ------------------    ------------------    -------------------
Cost of sales.....................       $         235         $         732         $         611        $         1,513
Research and development..........               2,577                 3,395                 7,151                  7,038
Sales and marketing...............               6,161                 5,852                 8,453                 10,133
General and administrative........               3,001                   425                 3,433                    879
                                      ------------------    ------------------    ------------------    -------------------
   Total..........................       $      11,974         $      10,404         $      19,648        $        19,563
                                      ==================    ==================    ==================    ===================

     In connection with certain stock option grants to employees and external directors, stock-based compensation expense is being recognized, using the multiple option method as prescribed by FASB Interpretation No. 28, over the option vesting period of generally five years. Amortization of stock-based compensation for employees and external directors is expected to be $1.2 million for the remainder of 2001, $1.5 million in 2002, $0.7 million in 2003 and $0.1 million in 2004.

     Stock-based compensation expense related to stock options granted to consultants is recognized as earned, using the multiple option method as prescribed by FASB Interpretation No. 28. At each reporting date, the Company re-values the stock-based compensation using the Black-Scholes option pricing model. As a result, the stock-based compensation expense will fluctuate as the fair market value of the Company's common stock fluctuates. As of May 31, 2001, the Company expects to amortize stock-based compensation expense for consultants of $0.3 million, $0.4 million and $0.1 million for the remainder of fiscal 2001, and in fiscal 2002 and 2003, respectively, assuming no change in the underlying value of the Company's common stock.

     The Company recorded aggregate unearned compensation of $34.9 million in connection with the acquisition of Extensibility Inc. related to unvested options that were assumed as well as stock that was issued as part of the consideration for the acquisition, which is being held in an escrow account. This amount is amortized over the vesting period of the options and the stock. The Company expects to amortize $4.8 million, $2.5 million, $0.4 million and $0.1 million of unearned stock compensation in connection with the Extensibility acquisition for the remainder of fiscal 2001, and in fiscal 2002, 2003 and 2004, respectively.

9.   SEGMENT INFORMATION

     The Company operates primarily in one industry segment: the development and marketing of a suite of software products that enables businesses to link internal operations, business partners and customer channels through the real-time distribution of information. Assets of the Company are primarily located in North America. Revenue by geographic area is as follows (in thousands):


                                                   Three Months Ended                         Six Months Ended
                                         ---------------------------------------    --------------------------------------
                                           May 31, 2001          May 31, 2000        May 31, 2001          May 31, 2000
                                         ------------------    -----------------    ----------------     -----------------
North America and Latin America......      $       51,077        $      35,502        $     98,365         $      69,857
Europe ..............................              28,132               15,319              50,659                21,669
Pacific Rim..........................               4,477                3,233              16,764                 4,484
                                         ------------------    -----------------    ----------------     -----------------
     Total Revenue...................      $       83,686        $      54,054        $    165,788         $      96,010
                                         ==================    =================    ================     =================

     One customer accounted for 10% of revenues in the second quarter of 2001.

10.  RESTRUCTURING CHARGE

     During the second quarter of fiscal 2001, TIBCO recorded a restructuring charge of $12.6 million, consisting of $2.8 million for headcount reductions, $9.2 million for consolidation of facilities, and $0.6 million of other related restructuring charges. These restructuring charges were taken to align TIBCO's cost structure with changing market conditions. The plan resulted in headcount reduction of approximately 170 employees, which was made up of 46% sales and marketing staff, 23% professional services staff, 16% general and administrative staff and 15% research and development staff. The plan also included the consolidation of facilities through closing excess field offices and moving corporate offices into one campus.

     Cash utilized during the second quarter of fiscal 2001 included $2.0 million for headcount reductions, $0.1 million for facility charges, and $0.1 million of other related exit costs. The provision of $10.4 million at May 31, 2001 consisted of $0.8 million for headcount reductions, $9.1 million for facility charges, and $0.5 million in other related exit costs.

     An additional $1.2 million cash outlay is expected over the remaining two quarters in fiscal 2001, and the remaining cash outlay of approximately $9.1 million, primarily related to real estate rental obligations, is expected to occur over the next six years.


11.  SUBSEQUENT EVENT

     On July 6, 2001, a class action complaint was filed against the Company, several of the Company's current and former officers and directors and the underwriters of the Company's initial public offering in the United States District Court for the Southern District of New York. The complaint generally alleges that the named defendants violated federal securities laws because the prospectus related to the Company's initial public offering failed to disclose, and contained false and misleading statements regarding, certain commissions purported to have been received by the underwriters in connection with their allocation of shares in the Company's initial public offering. The Company is still evaluating the case, and there can be no assurance that the Company will prevail. An unfavorable outcome of this litigation could have a material adverse effect on the Company's consolidated financial position, liquidity or results of operations.

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

     Our revenue in the first two quarters of fiscal 2001 and 2000 consisted primarily of license and product fees from our customers and distributors, including fees from Reuters pursuant to our license agreement, both of which were primarily attributable to sales of our TIBCO ActiveEnterprise product line. In addition, we receive fees from our customers for providing project integration services. We also receive revenue from our TIBCO.net customers in the form of a combination of fixed service charges and a charge for each user visit to these web pages. We also receive revenues from our strategic relationships with business partners who embed our products in their hardware and networking systems as well as from systems integrators who resell our products.

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


RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, certain financial data as a percentage of total revenue:


                                                                   Three Months Ended                    Six Months Ended
                                                            ---------------------------------    ---------------------------------
                                                               May 31,           May 31,           May 31,            May 31,
                                                                2001               2000              2001               2000
                                                            --------------    ---------------    -------------     ---------------
Revenue:
     License...........................................         72.1%             67.9%              71.5%             67.7%
     Service and maintenance...........................         27.9              32.1               28.5              32.3
                                                            --------------    ---------------    -------------     ---------------
          Total  revenue...............................        100.0             100.0              100.0             100.0
Stock-based compensation...............................          0.3               1.4                0.4               1.6
Cost of revenue........................................         18.5              27.1               20.0              28.2
                                                            --------------    ---------------    -------------     ---------------
Gross profit...........................................         81.2              71.5               79.6              70.2
                                                            --------------    ---------------    -------------     ---------------
Operating expenses:
     Research and development:
          Stock-based compensation.....................          3.1               6.3                4.3               7.3
          Other research and development...............         24.4              24.4               24.6              25.0
     Sales and marketing:
          Stock-based compensation.....................          7.4              10.8                5.1              10.6
          Other sales and marketing....................         44.9              38.1               42.6              37.6
     General and administrative:
          Stock-based compensation.....................          3.6               0.8                2.1               0.9
          Other general and administrative.............          7.1               6.9                8.1               7.1
     Restructuring charges.............................         15.1                --                7.6                --
     Amortization of goodwill and acquired
     intangibles.......................................          7.0               2.9                7.1               3.3
                                                            --------------    ---------------    -------------     ---------------
          Total operating expenses.....................        112.6              90.2              101.5              91.8
                                                            -------------     ---------------    --------------    ---------------
Loss from operations...................................        (31.4)            (18.7)             (21.9)            (21.6)
Interest and  other income, net........................          7.9              12.2                9.7               8.0
                                                            --------------    ---------------    -------------     ---------------
Net loss before income taxes...........................        (23.5)             (6.5)             (12.2)            (13.6)
Benefit for income taxes...............................          2.3                --                1.2                --
                                                            --------------    ---------------    -------------     ---------------
Net loss...............................................        (21.2)             (6.5)             (11.0)            (13.6)
                                                            ==============    ===============    =============     ===============

REVENUE

     Total Revenue. Total revenue increased 54.8% to $83.7 million for the three months ended May 31, 2001 from $54.1 million for the same period of the prior year. Total revenue increased 72.7% to $165.8 million for the six-month period ended May 31, 2001 from $96.0 million in the same period of the prior year. Total revenue increased primarily due to an increase in sales of our products and services to both new and existing customers. Reuters accounted for approximately 6.8% and 8.6% of total revenue for the second fiscal quarters of 2001 and 2000, respectively and 7.3% and 10.0% of total revenue for the six month periods ending May 31, 2001 and 2000, respectively. In the second quarter of fiscal 2001, one customer accounted for 10% of total revenue.

     License Revenue. License revenue increased 64.5% to $60.3 million for the three months ended May 31, 2001 from $36.7 million for the same period of the prior year. License revenue increased 82.3% to $118.6 million for the six months ended May 31, 2001 from $65.0 million for the same period of the prior year. License revenue was 72.1% and 67.9% of total revenue for the second fiscal quarters of 2001 and 2000, respectively and 71.5% and 67.7% of revenue for the six-month periods ended May 31, 2001 and 2000, respectively. This increase was due primarily to the increased volume of sales from both a broader suite of products and a larger base of customers.

     Service and Maintenance Revenue. Service and maintenance revenue increased 34.4% to $23.4 million for the three months ended May 31, 2001 from $17.4 million for the same period of the prior year. Service and maintenance revenue increased 52.4% to $47.2 million for the six months ended May 31, 2001 from $31.0 million for the same period of the prior year. Service and maintenance revenue was 27.9% and 32.1% of total revenue in the second quarters of fiscal 2001 and 2000, respectively and was 28.5% and 32.3% of total revenue for the six month periods ended May 31, 2001 and 2000, respectively. The increase in service and maintenance revenue in absolute dollars was primarily due to the additional maintenance revenue related to the growth in license revenue.

COST OF REVENUE

     Cost of revenue consists primarily of salaries and third-party contractor and associated expenses principally related to providing project architecture, design and system integration services and, to a lesser extent, the cost of providing maintenance, training and customer support services. The majority of our cost of revenue is directly related to our service and maintenance revenue. Cost of revenue, excluding stock based compensation charges, increased 5.5% to $15.5 million for the three months ended May 31, 2001 from $14.7 million for the same period of the prior year. Cost of revenue, excluding stock based compensation charges, increased 22.3% to $33.2 million for the six months ended May 31, 2001 from $27.1 million for the same period of the prior year. Cost of revenue was 18.5% and 27.1% of total revenue in the second quarters of fiscal 2001 and 2000, respectively and was 20.0% and 28.2% of revenue for the six-month periods ending May 31, 2001 and 2000, respectively. The increase in cost of revenue in absolute dollars was primarily due to the cost of the increased personnel and related costs associated with the delivery of professional services and maintenance as well as the additional technical staff to support our installed base of customers. The decrease in cost of revenue as a percentage of total revenue was due primarily to the increase in license revenue as a percentage of total revenue.

OPERATING EXPENSES

     Research and Development Expenses. Research and development expenses consist primarily of salaries and related costs associated with the development of our products. Research and development expenses, excluding stock based compensation charges, increased 54.6% to $20.4 million for the three months ended May 31, 2001 from $13.2 million for the same period of the prior year. Research and development expenses, excluding stock based compensation charges, increased 70.0% to $40.7 million for the six months ended May 31, 2001 from $24.0 million for the same period of the prior year. These increases were due primarily to increases in our development staff as we continued to expand our product offerings and upgrade the performance of existing products. Research and development expenses were 24.4% and 24.4% of total revenue in the second quarters of fiscal 2001 and 2000, respectively and were 24.6% and 25.0% of total revenue for the six month periods ended May 31, 2001 and 2000, respectively. The decrease in research and development expenses as a percent of revenue was due to the increase in revenue. We believe that continued investment in research and development is critical to attaining our strategic objectives and, as a result, we expect that spending on research and development will remain relatively stable for the remainder of fiscal 2001.

     Sales and Marketing Expenses. Sales and marketing expenses consist primarily of personnel and related costs of our direct sales force and marketing staff and the cost of marketing programs, including advertising, trade shows, promotional materials and customer conferences. Sales and marketing expenses, excluding stock based compensation charges, increased 83.0% to $37.7 million for the three months ended May 31, 2001 from $20.6 million for the same period of the prior year. Sales and marketing expenses, excluding stock based compensation charges, increased 95.7% to $70.7 million for the six months ended May 31, 2001 from $36.1 million for the same period of the prior year. Sales and marketing expenses were 44.9% and 38.1% of total revenue in the second quarters of fiscal 2001 and 2000, respectively and were 42.6% and 37.6% of revenue for the six month periods ended May 31, 2001 and 2000, respectively. These increases, both in dollar terms and as a percentage of total revenue, resulted primarily from increased salaries, benefits, commissions, facilities and travel costs for sales personnel associated with the expansion of our domestic and international sales force dedicated to selling our expanding family of products. We intend to selectively increase staff in our direct sales organization and to create select product marketing programs and, accordingly, expect that sales and marketing expenditures will remain relatively stable for the remainder of fiscal 2001.

     General and Administrative Expenses. General and administrative expenses consist primarily of personnel and related costs for general corporate functions, including executive, legal, finance, accounting, human resources and information systems as well as bad debt charges. General and administrative expenses, excluding stock based compensation charges, increased 59.5% to $6.0 million for the second quarter of fiscal 2001 from $3.7 million for the same period of the prior year. General and administrative expenses, excluding stock based compensation charges, increased 98.9% to $13.5 million for the six months ended May 31, 2001 from $6.8 million for the same period of the prior year. General and administrative expenses were 7.1% and 6.9% of total revenue for the second quarters of fiscal 2001 and 2000, respectively and were 8.1% and 7.1% for the six month periods ended May 31, 2001 and 2000, respectively. The increase in dollar terms and as a percentage of revenue was primarily a result of increased personnel and related costs and other outside services associated with building our general and administrative infrastructure. We believe that general and administrative expenses, exclusive of bad debt charges, will remain relatively stable for the remainder of fiscal 2001.

     Amortization of Stock-based Compensation. Amortization of stock-based compensation expense was $12.0 million and $10.4 million for the three month periods ended May 31, 2001 and May 31, 2000, respectively. Amortization of stock-based compensation expense was $19.6 million and $19.6 million for the six month periods ended May 31, 2001 and May 31, 2000, respectively. Charges associated with restricted stock options granted as a result of the Extensibility acquisition were offset by the decrease in charges associated with stock options granted to consultants. As a result, amortization of stock-based compensation expense remained the same for the six month periods ended May 31, 2001 and 2000, respectively.

     In connection with the grant of stock options to employees and non-employee directors, we have recorded aggregate unearned compensation of $22.4 million, representing the difference between the deemed fair value of our common stock at the date of grant and the exercise price of such options. Such amount is presented as a reduction of stockholders' equity and amortized over the vesting period of the applicable option. We expect to amortize $1.2 million, $1.5 million, $0.7 million and $0.1 million of unearned stock-based compensation for the remainder of fiscal 2001 and in fiscal 2002, 2003 and 2004, respectively, in connection with stock options granted to employees and non-employee directors.

     Stock-based compensation expense related to stock options granted to consultants is recognized as earned, using the multiple option method as prescribed by FASB Interpretation No. 28. At each reporting date, we re-value such stock-based compensation using the Black-Scholes option pricing model. As a result, the stock-based compensation expense will fluctuate as the fair market value of our common stock fluctuates. As of May 31, 2001, we expect to amortize stock-based compensation expense of $0.3 million, $0.4 million and $0.1 million for the remainder of fiscal 2001 and in fiscal 2002 and 2003, respectively, in connection with stock options granted to consultants, assuming no change in the underlying value of our common stock.

     We recorded aggregate unearned compensation of $34.9 million in connection with the acquisition of Extensibility Inc. related to unvested options that were assumed as well as stock that was issued as part of the consideration for the acquisition, which is being held in an escrow account. This amount will be amortized over the vesting period of the options and the stock, and is shown by expense category. We expect to amortize unearned stock compensation related to the Extensibility acquisition in the amounts of $4.8 million, $2.5 million, $0.4 million and $0.1 million for the remainder of fiscal 2001 and in fiscal 2002, 2003 and 2004, respectively. Stock-based compensation expense related to the unvested portion of options assumed and restricted stock granted in connection with the acquisition of Extensibility was $7.6 million in the second quarter fiscal 2001 and $14.7 million for the six month period ended May 31, 2001.

     Restructuring charge. During the second quarter of fiscal 2001, TIBCO recorded a restructuring charge of $12.6 million, consisting of $2.8 million for headcount reductions, $9.2 million for consolidation of facilities, and $0.6 million of other related restructuring charges. These restructuring charges were taken to align TIBCO's cost structure with changing market conditions. The plan resulted in headcount reduction of approximately 170 employees, which was made up of 46% sales and marketing staff, 23% professional services staff, 16% general and administrative staff and 15% research and development staff. The plan also included the consolidation of facilities through closing excess field offices and moving corporate offices into one campus.

     Cash utilized during the second quarter of fiscal 2001 included $2.0 million for headcount reductions, $0.1 million for facility charges, and $0.1 million of other related exit costs. The provision of $10.4 million at May 31, 2001 consisted of $0.8 million for headcount reductions, $9.1 million for facility charges, and $0.5 million in other related exit costs.

     An additional $1.2 million cash outlay is expected over the remaining two quarters in fiscal 2001, and the remaining cash outlay of approximately $9.1 million, primarily related to real estate rental obligations, is expected to occur over the next six years.

     Amortization of goodwill and acquired intangibles. Amortization of goodwill and acquired intangibles was $5.9 million and $1.6 million for the three month periods ended May 31, 2001 and May 31, 2000, respectively. Amortization of goodwill and acquired intangibles was $11.8 million and $3.2 million for the six month periods ended May 31, 2001 and May 31, 2000, respectively. The increase in fiscal 2001 relates to the purchase of Extensilibilty Inc., which was consummated on September 5, 2000. Amortization of goodwill and other intangible assets acquired in purchase transactions are amortized on a straight-line method over the estimated useful life of the assets of between two and five years.

     Interest and other income, net. Interest and other income (expense), net, includes interest and other miscellaneous income and expense items. Interest and other income, net, was $6.6 million and $6.6 million for the three month periods ended May 31, 2001 and May 31, 2000, respectively. Interest and other income, net, was $16.1 million and $7.7 million for the six month periods ended May 31, 2001 and May 31, 2000, respectively. The increase in fiscal 2001 was due primarily to interest income earned from our investments.

     Benefit for income taxes. The Company's current estimate of its annual effective tax rate on anticipated operating income for the 2001 tax year is 10%. The estimated annual effective tax rate of 10% has been used to record the benefit for income taxes for the six-month period ended May 31, 2001 compared with an effective tax rate of 0% used to record the provision for income taxes for the comparable period in 2000. The estimated annual effective tax rate differs from the U.S. statutory rate primarily due to the non-deductibility of certain amortization of acquired intangible assets, the non-deductibility of certain stock-based compensation charges, the utilization of research and development credits, and the release of valuation allowance. Our effective tax rate may change during the remainder of 2001 if operating results differ significantly from current projections.


LIQUIDITY AND CAPITAL RESOURCES

     At May 31, 2001, the Company had cash, cash equivalents and investments of $622.1 million, representing an increase of $39.2 million from November 30, 2000.

     Net cash provided by operations for the six months ended May 31, 2001 was $47.5 million compared to net cash provided by operations of $2.5 million for the comparable period of the prior year. Cash provided by operating activities for the six months ended May 31, 2001 resulted primarily from the decrease in accounts receivable and other assets and an increase in deferred revenue, amortization of goodwill and unearned compensation, which was partially offset by a decrease in accrued liabilities.

     Net cash used by investing activities for the six months ended May 31, 2001 was $135.8 million compared to cash used by investing activities of $153.5 million for the same period in 2000. Cash used by investing activities resulted primarily from the net purchase of short-term investments of $119.0 million, capital expenditures of $13.0 million and private equity investments of $3.8 million. Capital expenditures were primarily related to the installation of computer hardware and software as well as capital expenditures related to office facilities.

     Cash flow from financing activities of $7.1 million resulted from the exercise of stock options and stock purchases under our Employee Stock Purchase Plan.

     We believe that our current cash and investment balances and cash flow from operations will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months. We may also utilize cash to acquire or invest in complementary businesses or to obtain the right to use complementary technologies.

FACTORS THAT MAY AFFECT OPERATING RESULTS

We have a history of losses and we expect future losses, and if we do not achieve and sustain profitability our business will suffer and our stock price may decline

     We may not be able to obtain sufficient revenue to achieve and sustain profitability. We incurred net losses of approximately $25.0 million and $19.5 million in fiscal 2000 and 1999, respectively. In addition, we incurred a net loss of $17.8 million in the second quarter of fiscal 2001. As of May 31, 2001, we had an accumulated deficit of approximately $80.2 million.

     We have invested significantly in building our sales and marketing organization and in our technology research and development. We expect to continue to spend financial and other resources on our direct sales and marketing activities and developing and introducing enhancements to our existing products and new software products. As a result, we need to generate significant revenue to achieve and maintain profitability.

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

     Reuters has access to the intellectual property used in our products, and could use the intellectual property to compete with us. We license the underlying TIB messaging technology incorporated into some of our important products from Reuters. We do not own this technology. Reuters is not restricted from using the TIB technology to produce products that compete with our products, and it can grant limited licenses to the TIB technology to others who may compete with us. In addition, we must license all of the intellectual property and products we create through December 2011 to Reuters. This will place Reuters in a position to more easily develop products that compete with our product offerings.

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

     A significant portion of our revenue from sales in the financial services market consists of product fees paid to us by Reuters. Although Reuters is the preferred distributor of our products in the financial services market and is required to pay us guaranteed minimum product fee payments until the end of 2001, Reuters has no contractual obligation to distribute our products to financial services customers. Reuters and other distributors may not be successful in selling our products into the financial services market, or they may elect to sell competitive third-party products into that market, either of which may adversely affect our revenue in that market.

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

Our acquisition strategy could cause financial or operational problems

     Our success depends on our ability to continually enhance and broaden our product offerings in response to changing technologies, customer demands, and competitive pressures. To this end, we may acquire new and complementary businesses, products or technologies. For example, we completed the acquisition of substantially all of the assets of InConcert Inc. in November 1999 and the acquisition of Extensibility, Inc. in September 2000. We do not know if we will be able to complete any acquisitions or that we will be able to successfully integrate any acquired business, operate them profitably, or retain their key employees. Integrating any newly acquired business, product or technology could be expensive and time-consuming, could disrupt our ongoing business, and could distract our management. We may face competition for acquisition targets from larger and more established companies with greater financial resources. In addition, in order to finance any acquisitions, we might need to raise additional funds through public or private financings. In that event, we could be forced to obtain equity or debt financing on terms that are not favorable to us and, in the case of equity financing, that results in dilution to our stockholders. If we are unable to integrate newly acquired entity, product or technology effectively, our business, financial condition and operating results would suffer. In addition, any amortization of goodwill or other assets or other charges resulting from the costs of acquisitions could harm our operating results.


Our investment strategy could cause financial or operational problems

     As of May 31, 2001 we had invested $26.8 million in companies with complementary technologies or products which provide us with access to additional vertical markets. The companies in which we invest are often at early stages of development, and no public market exists for their securities at the time of our investment. These investments may not result in any meaningful commercial benefit to us, and our investments could lose all or a significant part of their value. Currently, we have realized cumulative losses of $6.5 million on these investments. Moreover, in certain circumstances, these investments could subject us to restrictions imposed by the Investment Company Act of 1940. We might have to take actions, including buying, refraining from buying, selling or refraining from selling securities when we would otherwise not wish to, in order to avoid registration under the Investment Company Act of 1940.


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

The rapid growth of our operations could strain our resources and cause our business to suffer

     Our ability to successfully offer products and services and implement our business plan in a rapidly evolving market requires an effective planning and management process. We have increased the scope of our operations and we have increased our headcount substantially, both domestically and internationally. We must successfully integrate these new employees into our operations and generate sufficient revenues to justify the costs associated with these employees. If we fail to successfully integrate employees or to generate the revenue necessary to offset employee-related expenses, we could be forced to reduce our headcount, which would force us to incur significant expenses and would harm our business and operating results. For example, in response to changing market conditions, in the second quarter of fiscal 2001 we recorded a restructuring charge of $12.6 million, including $2.8 million related to a reduction of our headcount by approximately 170 employees. Our growth has placed and will continue to place a significant strain on our management systems, infrastructure and resources. We expect that we will need to continue to improve our financial and managerial controls, reporting systems and procedures. We will also need to continue to train and manage our workforce worldwide. Furthermore, we expect that we will be required to manage an increasing number of relationships with various customers and other third parties. Failure to expand any of the foregoing areas efficiently and effectively could interfere with the growth of our business as a whole.

Pending litigation could harm our business

     In July 2001, a class action lawsuit was filed against us, certain of our current and former officers and directors and the underwriters of our initial public offering. The complaint generally alleges that the named defendants violated federal securities laws because the prospectus related to our initial public offering failed to disclose, and contained false and misleading statements regarding, certain commissions purported to have been received by the underwriters in connection with their allocation of shares in our initial public offering. We are still evaluating the lawsuit and there can be no assurance that we will prevail. The complaint does not specify the amount of damages that plaintiffs seek, and as a result, we are unable to estimate the possible range of damages that might be incurred as a result of the lawsuit. We have not set aside any financial reserves relating to potential damages associated with the lawsuit. The uncertainty associated with a substantial unresolved lawsuit could harm our business, financial condition and reputation. The defense of the lawsuit could result in the diversion of our management's time and attention away from business operations, which could harm our business. Negative developments with respect to the lawsuit could cause our stock price to decline. In addition, although we are unable to determine the amount, if any, that we may be required to pay in connection with the resolution of the lawsuit by settlement or otherwise, such a payment could seriously harm our financial condition, results of operations and liquidity.

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

     At May 31, 2001 we had an investment portfolio of fixed income securities totaling $525.8 million, excluding those classified as cash and cash equivalents. Our investments consist primarily of bank and finance notes, various government obligations, asset-backed securities and equity investments in other public companies. These securities are classified as available-for-sale and are recorded on the balance sheet at fair market value with unrealized gains or losses reported as a separate component of stockholders' equity. Unrealized losses are charged against income when a decline in fair market value is determined to be other than temporary. The specific identification method is used to determine the cost of securities sold.

     The investment portfolio is subject to interest rate risk and will fall in value in the event market interest rates increase. If market interest rates were to increase immediately and uniformly by 100 basis points (approximately 23% of current rates in the portfolio) from levels as of May 31, 2001, the fair market value of the portfolio would decline by approximately $6.0 million.

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

                         PART II -- OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

          None.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

          None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          None.

ITEM 4.   SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

     The annual meeting of TIBCO Software Inc. was held on April 26, 2001, during which the following two proposals were voted on as follows:

PROPOSAL I    Election of Directors

                                      For                         Withheld
      Vivek Y. Ranadive               160,239,814                  4,525,919
      Yogen K. Dalal                  162,810,863                  1,954,870
      Peter Job                       160,207,559                  4,558,174
      Ed Kozel                        153,450,960                 11,314,773
      Donald J. Listwin               156,317,794                  8,447,939
      Larry W. Sonsini                153,030,199                 11,735,534
      Matthew J. Szulik               162,757,766                  2,007,967
      David Ure                       162,775,758                  1,989,975
      Michelangelo Volpi              153,536,517                 11,229,216
      Philip K. Wood                  159,584,849                  5,180,884


PROPOSAL II    Ratify the Appointment of Independent Auditors

      For                             Against                       Abstain
      163,538,173                     1,065,346                     162,214


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

                                  TIBCO SOFTWARE INC.

                                  By:   /s/ Christopher G. O'Meara
                                      ------------------------------------
                                        Christopher G. O'Meara
                                        Acting Chief Financial Officer

                                  By:   /s/ Ginger M. Kelly
                                      ------------------------------------
                                        Ginger M. Kelly
                                        Corporate Controller and Chief
                                        Accounting Officer




Date: July 13, 2001