Form 10-Q
period 2001-08-31
TIBCO SOFTWARE INC
filed 2001-10-05
CIK 1085280

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

   [X]
               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2001

                                      OR

   [_]
               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the transition period from       to

                       Commission File Number: 000-26579

                               -----------------

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

The number of shares outstanding of the registrant's Common Stock, $0.001 par value, as of October 1, 2001 was 198,758,727.

                              TIBCO SOFTWARE INC.

                                     INDEX

                          PART I - FINANCIAL INFORMATION
 Item                                                                    Page No.
 ----                                                                    --------
Item 1    Financial Statements:
          Condensed Consolidated Balance Sheets as of August 31, 2001
            and November 30, 2000 (Unaudited)...........................     3

          Condensed Consolidated Statements of Operations for the three-
            months and nine-months ended August 31, 2001 and
            August 31, 2000 (Unaudited).................................     4
          Condensed Consolidated Statements of Cash Flows for the nine-
            months ended August 31, 2001 and August 31, 2000
            (Unaudited).................................................     5
          Notes to Condensed Consolidated Financial Statements
            (Unaudited).................................................     6
Item 2    Management's Discussion and Analysis of Financial Condition
            and Results of Operations...................................    11
Item 3    Quantitative and Qualitative Disclosures about Market Risk....    20

                           PART II - OTHER INFORMATION
Item 1    Legal Proceedings.............................................    22
Item 2    Changes in Securities and Use of Proceeds.....................    22
Item 3    Defaults Upon Senior Securities...............................    22
Item 4    Submission of Matters to a Vote of Security Holders...........    22
Item 5    Other Information.............................................    22
Item 6    Exhibits and Reports on Form 8-K..............................    22
          Signatures....................................................    23

                        PART I -- FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                              TIBCO SOFTWARE INC.
                     Condensed Consolidated Balance Sheets
                                (in thousands)

                                                                             August 31, November 30,
                                                                                2001        2000
                                                                             ---------- ------------
                                                                                   (Unaudited)
ASSETS
Current Assets:
   Cash and cash equivalents................................................  $154,936    $171,658
   Short-term investments...................................................   486,549     411,242
   Accounts receivable, net of allowances; $5,166 and $4,257, respectively..    61,811      89,978
   Amounts from related parties.............................................     2,261       3,411
   Other current assets.....................................................    15,380      17,410
                                                                              --------    --------
       Total current assets.................................................   720,937     693,699
Property and equipment, net of accumulated depreciation; $15,124 and $7,152,
  respectively..............................................................    35,600      27,593
Other assets................................................................    23,148      19,673
Goodwill and acquired intangibles, net......................................    70,587      88,250
                                                                              --------    --------
                                                                              $850,272    $829,215
                                                                              ========    ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable.........................................................  $ 10,150    $  6,712
   Amounts to related parties...............................................     1,132       2,144
   Accrued liabilities......................................................    40,370      54,905
   Deferred revenue.........................................................    38,853      33,635
                                                                              --------    --------
       Total current liabilities............................................    90,505      97,396
                                                                              --------    --------
Deferred income taxes.......................................................     2,284       2,284
Stockholders' equity:
   Common stock.............................................................       198         195
   Additional paid-in capital...............................................   827,778     817,077
   Unearned stock-based compensation........................................    (7,315)    (29,946)
   Accumulated other comprehensive income...................................     6,512       4,255
   Accumulated deficit......................................................   (69,690)    (62,046)
                                                                              --------    --------
       Total stockholders' equity...........................................   757,483     729,535
                                                                              --------    --------
                                                                              $850,272    $829,215
                                                                              ========    ========

    See accompanying notes to condensed consolidated financial statements.

                              TIBCO SOFTWARE INC.
                Condensed Consolidated Statements of Operations
                     (in thousands, except per share data)

                                                      Three Months Ended   Nine Months Ended
                                                          August 31,          August 31,
                                                      ------------------  ------------------
                                                        2001      2000      2001      2000
                                                      --------  --------  --------  --------
                                                          (Unaudited)         (Unaudited)
License revenue:
   Non-related parties............................... $ 42,542  $ 42,365  $151,477  $ 97,149
   Related parties...................................    5,049     6,147    14,706    16,406
                                                      --------  --------  --------  --------
       Total license revenue.........................   47,591    48,512   166,183   113,555
                                                      --------  --------  --------  --------
Service and maintenance revenue:
   Non-related parties...............................   25,092    17,918    68,544    47,331
   Related parties...................................    2,536       783     6,280     2,337
                                                      --------  --------  --------  --------
       Total service and maintenance revenue.........   27,628    18,701    74,824    49,668
                                                      --------  --------  --------  --------
          Total revenue..............................   75,219    67,213   241,007   163,223
Cost of revenue:
   Stock based compensation..........................      191       682       803     2,195
   Other cost of revenue non-related parties.........   13,904    15,739    46,305    41,595
   Other cost of revenue related parties.............    1,129       846     1,888     2,105
                                                      --------  --------  --------  --------
Gross profit.........................................   59,995    49,946   192,011   117,328
                                                      --------  --------  --------  --------
Operating expenses:
   Research and development:
     Stock-based compensation........................    2,044     3,612     9,196    10,650
     Other research and development..................   19,111    14,879    59,838    38,840
   Sales and marketing:
     Stock-based compensation........................      741     3,305     9,195    13,438
     Other sales and marketing.......................   32,247    25,437   102,931    61,550
   General and administrative:
     Stock-based compensation........................      204       381     3,637     1,260
     Other general and administrative................    4,833     4,557    18,343    11,390
   Restructuring charges.............................       --        --    12,630        --
   Amortization of goodwill and acquired intangibles.    5,854     1,562    17,663     4,686
                                                      --------  --------  --------  --------
       Total operating expenses......................   65,034    53,733   233,433   141,814
                                                      --------  --------  --------  --------
Loss from operations.................................   (5,039)   (3,787)  (41,422)  (24,486)
Interest and other income, net.......................   10,074    10,648    26,180    18,341
                                                      --------  --------  --------  --------
Net income (loss) before benefit for income taxes....    5,035     6,861   (15,242)   (6,145)
Benefit for income taxes.............................   (5,492)       --    (7,598)       --
                                                      --------  --------  --------  --------
Net income (loss).................................... $ 10,527  $  6,861  $ (7,644) $ (6,145)
                                                      ========  ========  ========  ========
Net income (loss) per share:
 Basic............................................... $   0.05  $   0.04  $  (0.04) $  (0.03)
                                                      ========  ========  ========  ========
 Weighted average common shares outstanding..........  196,087   187,088   194,268   182,136
                                                      ========  ========  ========  ========
Net income (loss) per share:
 Diluted............................................. $   0.05  $   0.03  $  (0.04) $  (0.03)
                                                      ========  ========  ========  ========
 Weighted average common shares outstanding..........  211,595   222,558   194,268   182,136
                                                      ========  ========  ========  ========

    See accompanying notes to condensed consolidated financial statements.

                              TIBCO SOFTWARE INC.
                Condensed Consolidated Statements of Cash Flows
                                (in thousands)

                                                                                   Nine Months Ended
                                                                                 --------------------
                                                                                 August 31, August 31,
                                                                                    2001       2000
                                                                                 ---------- ----------
                                                                                      (Unaudited)
Cash flows from operating activities:
 Net loss....................................................................... $  (7,644) $  (6,145)
 Adjustments to reconcile net loss to net cash provided by operating activities:
   Depreciation and amortization................................................     8,002      3,002
   Amortization of goodwill and other intangibles...............................    17,663      4,729
   Amortization of stock-based compensation.....................................    22,389     27,543
   Impairment of private equity investments.....................................     2,500         --
   Changes in assets and liabilities:
     Accounts receivable........................................................    28,167    (28,108)
     Amounts from related parties...............................................       138       (957)
     Other assets...............................................................     4,232     (8,960)
     Accounts payable...........................................................     3,438     (1,843)
     Accrued liabilities........................................................   (14,534)    34,727
     Deferred revenue...........................................................     5,218     13,408
                                                                                 ---------  ---------
       Net cash provided by operating activities................................    69,569     37,396
                                                                                 ---------  ---------
Cash flows from investing activities:
 Purchases of short-term investments............................................  (510,195)  (364,341)
 Sales and maturities of short-term investments.................................   434,808     73,636
 Purchases of property and equipment............................................   (16,009)   (13,474)
 Purchases of private equity investments........................................    (4,177)   (17,000)
 Short-term investments pledged as security.....................................    (2,000)    (5,000)
                                                                                 ---------  ---------
       Net cash used in investing activities....................................   (97,573)  (326,179)
                                                                                 ---------  ---------
Cash flows from financing activities:
 Proceeds from issuance of common stock.........................................        --    481,037
 Proceeds from exercise of stock options........................................     4,385      7,558
 Proceeds from employee stock purchase plan.....................................     6,561      4,333
                                                                                 ---------  ---------
       Net cash provided by financing activities................................    10,946    492,928
                                                                                 ---------  ---------
Effect of exchange rate changes on cash.........................................       336        614
                                                                                 ---------  ---------
Net change in cash and cash equivalents.........................................   (16,722)   204,759
Cash and cash equivalents at beginning of period................................   171,658     13,681
                                                                                 ---------  ---------
Cash and cash equivalents at end of period...................................... $ 154,936  $ 218,440
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

   For purposes of presentation, the Company has indicated the third quarter of fiscal 2001 and 2000 as ending on August 31, 2001 and August 31, 2000, respectively; whereas, in fact the Company's third fiscal quarters ended on the Friday nearest to the end of August.

   The results of operations for the three months and nine months ended August 31, 2001 are not necessarily indicative of the results that may be expected for the year ending November 30, 2001 or any other future interim period, and the Company makes no representations related thereto.

   The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

2. RECENT ACCOUNTING PRONOUNCEMENTS

   In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, Business Combinations ("FAS 141") and No. 142, Goodwill and Other Intangible Assets ("FAS 142"). FAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under FAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of FAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company is required to adopt FAS 142 effective December 1, 2002. The Company is currently evaluating the effect that adoption of FAS 142 will have on its results of operations and financial position.

3. CASH, CASH EQUIVALENTS AND INVESTMENTS

   The Company considers all highly liquid investment securities with original maturities of three months or less to be cash equivalents. Management determines the appropriate classification of marketable securities at the time of purchase and evaluates such designation as of each balance sheet date. To date, all marketable securities have been classified as available-for-sale and are carried at fair value with unrealized gains and losses, if any, included as a component of accumulated other comprehensive income in stockholders' equity. Interest, dividends and realized gains and losses are included in interest and other income. Realized gains and losses are recognized based on the specific identification method.

   The Company recognized a charge of $2.5 million for the nine-month period ended August 31, 2001 against certain of the Company's equity investments which is included in other income.

4. DERIVATIVE FINANCIAL INSTRUMENTS

   The Company enters into foreign currency forward exchange contracts ("forward contracts") to manage exposure related to accounts receivable denominated in foreign currencies. The Company does not enter into derivative financial instruments for trading purposes. The Company had outstanding forward contracts with amounts totaling approximately $1.1 million at August 31, 2001. The open contracts mature at various dates through December 2001 and are hedges of certain foreign currency transaction exposures in the Australian Dollar, British Pound, Singapore Dollar, European Euro, Japanese Yen, and Danish Kroner. The unrealized gains and losses on these forward contracts at August 31, 2001 were not material.

   In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133 "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments and requires recognition of all derivatives as assets or liabilities in the statement of financial position and measurement of those instruments at fair value. Derivatives that are not hedges must be adjusted to fair value through earnings. If the derivative is a hedge, depending on the nature of the hedge, changes in fair value will be either offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The Company adopted the standard on December 1, 2000, and the adoption did not materially impact the Company's consolidated financial statements.

5. REVENUE RECOGNITION

   In December 1999, the SEC issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," ("SAB 101"). This bulletin summarizes certain of the SEC's views in applying generally accepted accounting principles related to revenue recognition. The Company implemented SAB 101 on December 1, 2000 and the adoption did not materially impact the Company's consolidated statements.

   License revenue consists principally of revenue earned under software license agreements. License revenue is generally recognized when a signed contract or other persuasive evidence of an arrangement exists, the software has been shipped or electronically delivered, the license fee is fixed or determinable, and collection of the resulting receivable is probable. When contracts contain multiple elements wherein vendor specific objective evidence exists for all undelivered elements, the Company accounts for the delivered elements in accordance with the "Residual Method" prescribed by Statement of Position 98-9. Revenue from subscription license agreements, which includes software and maintenance, is recognized ratably over the term of the subscription period. Revenue on shipments to resellers is recognized when the products are sold by the resellers to the end-user customer.

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

   Maintenance revenue consists of fees for providing software updates and technical support for software products. Maintenance revenue is recognized ratably over the term of the agreement.

   Payments received in advance of services performed are recorded as deferred revenue. Allowances for estimated future returns and discounts are provided for upon recognition of revenue.

6. COMPREHENSIVE INCOME (LOSS)

   A summary of comprehensive income (loss) is as follows:

                                              Three Months Ended     Nine Months Ended
                                             --------------------- --------------------
                                             August 31, August 31, August 31, August 31,
                                                2001       2000       2001       2000
                                             ---------- ---------- ---------- ----------
Net income (loss)...........................  $10,527    $ 6,861    $(7,644)   $(6,145)
Translation adjustment......................       (5)       591        337        614
Change in net unrealized gain on investments      793     12,338      1,920     11,747
                                              -------    -------    -------    -------
   Comprehensive income (loss)..............  $11,315    $19,790    $(5,387)   $ 6,216
                                              =======    =======    =======    =======

7. BENEFIT FOR INCOME TAXES

   During third quarter of fiscal 2001, the Company changed its estimate of the annual effective tax rate as a result of revised expectations for operating income for the 2001 tax year. An estimated annual effective tax rate of 49.9% has been used to record the benefit for income taxes for the nine-month period ended August 31, 2001 compared with an effective tax rate of 0% used to record the provision for income taxes for the comparable period in 2000. The estimated annual effective tax rate differs from the U.S. statutory rate primarily due to the non-deductibility of certain amortization of acquired intangible assets, the non-deductibility of stock-based compensation charges, the utilization of research and development credits, and the release of valuation allowance. The Company's effective tax rate may change during the remainder of 2001 if operating results differ significantly from current projections.

8. NET INCOME (LOSS) PER SHARE

   Basic net income (loss) per share is computed by dividing the net income or loss available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net income or loss per share is computed by dividing the net income or loss for the period by the weighted average number of common and potential common shares outstanding during the period if their effect is dilutive. Certain potential common shares were not included in computing net income or loss per share because they were anti-dilutive.

   The following table sets forth the computation of basic and diluted net income (loss) per share for the periods indicated (in thousands, except per share data):

                                                              Three Months Ended     Nine Months Ended
                                                             --------------------- --------------------
                                                             August 31, August 31, August 31, August 31,
                                                                2001       2000       2001       2000
                                                             ---------- ---------- ---------- ----------
Net income (loss)...........................................  $ 10,527   $  6,861   $ (7,644)  $ (6,145)
                                                              ========   ========   ========   ========
   Weighted-average common shares used to compute basic net
     income (loss) per share................................   196,087    187,088    194,268    182,136
Effect of dilutive securities:
       Common stock equivalents.............................    13,430     31,172         --         --
       Common stock subject to repurchase...................     2,078      4,298         --         --
                                                              --------   --------   --------   --------
Weighted-average common shares used to compute diluted net
  income (loss) per share...................................   211,595    222,558    194,268    182,136
                                                              ========   ========   ========   ========
   Net income (loss) per share - basic......................  $   0.05   $   0.04   $  (0.04)  $  (0.03)
                                                              ========   ========   ========   ========
   Net income (loss) per share - diluted....................  $   0.05   $   0.03   $  (0.04)  $  (0.03)
                                                              ========   ========   ========   ========

   The following table sets forth potential weighted average common shares that are not included in the diluted net income (loss) per share calculation above because to do so would be anti-dilutive for the periods indicated (in thousands):

               Three Months Ended     Nine Months Ended
              --------------------- ---------------------
              August 31, August 31, August 31, August 31,
                 2001       2000       2001       2000
              ---------- ---------- ---------- ----------
Stock options   2,391       596       10,568      353
                =====       ===       ======      ===

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

9. RELATED PARTY TRANSACTIONS

  Reuters

   The Company has entered into commercial transactions with Reuters Group PLC, including its wholly owned and partially owned subsidiaries (collectively, "Reuters"), a principal stockholder of the Company in fiscal 2001 and 2000.

   Reuters is a distributor of the Company's products to customers in the financial services segment. A license, maintenance, and distribution agreement exists between the Company and Reuters, which was amended in June 2001. Under the amended agreement, Reuters elected to continue its obligation to pay a minimum guaranteed distribution fee to the Company in the amount of $20 million per year through December 2002. This fee is recognized ratably over the corresponding period as related party revenue. If actual distribution fees due from Reuters' exceed the cumulative minimum year-to-date guarantee, incremental fees are due. Such incremental fees are recognized in the period when the year-to-date fees exceed the cumulative minimum level. The amended agreement also revises the terms under which the Company may sell to customers in the financial services segment. Royalty payments to Reuters for resale of Reuters products and services or for fees associated with sales to the financial services segment are classified as related party cost of sales. In addition, the amended terms also require the Company to provide Reuters with internal maintenance and support until December 31, 2011 for a fee of $1.2 million for the remainder of calendar year 2001 and $2.0 million per year thereafter. This amount is recognized ratably over the corresponding period as related party maintenance revenue.

   The Company recognized $6.9 million and $6.2 million in revenue from Reuters in the third fiscal quarter of 2001 and 2000, respectively and $19.1 million and $15.8 million for the nine-month periods ended August 31, 2001 and 2000, respectively. Revenue from Reuters consists primarily of product and maintenance fees on its sales of TIBCO products under the terms of our license agreement with Reuters. The Company incurred $0.7 million in royalty and commission expense to Reuters in the third quarter of 2001 and $1.6 million for the nine-month period ended August 31, 2001.

  Cisco Systems

   The Company has entered into commercial transactions with Cisco Systems, Inc., a principal stockholder of the Company. The Company recognized $0.7 million and $0.8 million in revenue from Cisco Systems, Inc. in the third fiscal quarter of 2001 and 2000, respectively and $1.9 million and $3.0 million for the nine-month periods ended August 31, 2001 and 2000, respectively.

10. STOCK-BASED COMPENSATION

                            Three Months Ended     Nine Months Ended
                           --------------------- ---------------------
                           August 31, August 31, August 31, August 31,
                              2001       2000       2001       2000
                           ---------- ---------- ---------- ----------
Cost of sales.............   $  191     $  682    $   803    $ 2,195
Research and development..    2,044      3,612      9,196     10,650
Sales and marketing.......      741      3,305      9,195     13,438
General and administrative      204        381      3,637      1,260
                             ------     ------    -------    -------
   Total..................   $3,180     $7,980    $22,831    $27,543
                             ======     ======    =======    =======

   In connection with certain stock option grants to employees and external directors, stock-based compensation expense is being recognized, using the multiple option method as prescribed by Financial Accounting Standards Board Interpretation No. 28, over the option vesting period of generally five years. Amortization of stock-based compensation for employees and external directors is expected to be $0.6 million for the remainder of 2001, $1.5 million in 2002, $0.7 million in 2003 and $0.1 million in 2004.

   Stock-based compensation expense related to stock options granted to consultants is recognized as earned, using the multiple option method as prescribed by Financial Accounting Standards Board Interpretation No. 28. At each reporting date, the Company re-values the stock-based compensation using the Black-Scholes option pricing model. As a result, the stock-based compensation expense will fluctuate as the fair market value of the Company's common stock fluctuates. As of August 31, 2001, the Company expects to amortize stock-based compensation expense for consultants of $0.1 million, $0.2 million and $0.1 million for the remainder of fiscal 2001, and in fiscal 2002 and 2003, respectively, assuming no change in the underlying value of the Company's common stock.

   The Company recorded aggregate unearned compensation of $34.9 million in connection with the acquisition of Extensibility Inc. related to unvested options that were assumed as well as stock that was issued as part of the consideration for the acquisition, which is being held in an escrow account. This amount is amortized over the vesting period of the options and the stock. The Company expects to amortize $1.5 million, $2.5 million, $0.4 million and $0.1 million of unearned stock compensation in connection with the Extensibility acquisition for the remainder of fiscal 2001, and in fiscal 2002, 2003 and 2004, respectively.

11. SEGMENT INFORMATION

   The Company operates primarily in one industry segment: the development and marketing of a suite of software products that enables businesses to link internal operations, business partners and customer channels through the real-time distribution of information. Assets of the Company are primarily located in North America. Revenue by geographic area is as follows (in thousands):

                                 Three Months Ended     Nine Months Ended
                                --------------------- ---------------------
                                August 31, August 31, August 31, August 31,
                                   2001       2000       2001       2000
                                ---------- ---------- ---------- ----------
North America and Latin America  $37,087    $43,171    $135,453   $113,028
Europe.........................   34,713     20,095      85,372     41,763
Pacific Rim....................    3,419      3,947      20,182      8,432
                                 -------    -------    --------   --------
   Total Revenue...............  $75,219    $67,213    $241,007   $163,223
                                 =======    =======    ========   ========

   Revenue from Reuters is included in the European geographic segment. One customer accounted for 11.2% of revenues in the third quarter of 2001.

12. RESTRUCTURING CHARGE

   For the nine months ended August 31, 2001, the Company recorded a restructuring charge of $12.6 million, consisting of $2.8 million for headcount reductions, $9.2 million for consolidation of facilities, and $0.6 million of other related restructuring charges. These restructuring charges were taken to align the Company cost structure with changing market conditions. The plan resulted in headcount reduction of approximately 170 employees, which was made up of 46% sales and marketing staff, 23% professional services staff, 16% general and administrative staff and 15% research and development staff. The plan also included the consolidation of facilities through closing excess field offices and moving corporate offices into one campus.

   Cash utilized during the third quarter of fiscal 2001 included $0.6 million for headcount reductions and $0.1 million of other restructuring costs. The provision of $9.7 million at August 31, 2001 consisted of $0.1 million for headcount reductions, $9.2 million for facility charges, and $0.4 million for other costs.

   An additional $0.5 million cash outlay is expected over the remaining quarter in fiscal 2001, and the remaining cash outlay of approximately $9.2 million, primarily related to real estate rental obligations, is expected to occur over the next six years.

13. LEGAL PROCEEDINGS

   Between July 6, 2001, and August 30, 2001, several purported class action complaints were filed against the Company, several of the Company's current and former officers and directors and the underwriters of the Company's initial public offering in July 1999 and follow on offering in March 2000 in the United States District Court for the Southern District of New York. The complaints generally allege that the named defendants violated federal securities laws because the prospectuses related to the Company's initial public offering and follow on offering failed to disclose, and contained false and misleading statements regarding, certain commissions purported to have been received by the underwriters in connection with their allocation of shares in the Company's offerings. The Company believes that the claims against it are without merit and intends to defend against the complaints vigorously.

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

   Our revenue in the first three quarters of fiscal 2001 and 2000 consisted primarily of license and product fees from our customers and distributors, including fees from Reuters pursuant to our license agreement, all of which were primarily attributable to sales of our TIBCO ActiveEnterprise product line. In addition, we receive fees from our customers for providing project integration services. We also receive revenue from our TIBCO.net customers in the form of a combination of fixed service charges and a charge for each user visit to these web pages. We also receive revenues from our strategic relationships with business partners who embed our products in their hardware and networking systems as well as from systems integrators who resell our products.

   We recognize license revenue when a signed contract or other persuasive evidence of an arrangement exists, the software has been shipped or electronically delivered, the license fee is fixed or determinable, and collection of the resulting receivable is probable. When contracts contain multiple elements wherein vendor specific objective evidence exists for all undelivered elements, we account for the delivered elements in accordance with the "Residual Method" prescribed by Statement of Position 98-9. Any maintenance revenue included in these arrangements is recognized ratably over the term of the arrangement. Revenue from subscription license agreements, which include software, rights to future products and maintenance, is recognized ratably over the term of the subscription period. Revenue on shipments to resellers is recognized when the resellers sell the products to the end-user customer.

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

   Maintenance revenue consists of fees for providing software updates and technical support for software products. We recognize maintenance revenue ratably over the term of the agreement.

   Our distributors generally pay us negotiated royalties on their sales of our products. Reuters distributes our products to customers in the financial services market segment. Reuters must pay us distribution fees based on a percentage of the revenue it recognizes from the sale of licenses and maintenance for our products. Under our distribution agreement with Reuters, minimum guaranteed distribution fees are $20 million per year in calendar 2001 and 2002 and were $18 million in calendar 2000. We will recognize revenue in the amount of these guaranteed distribution fees ratably over the corresponding period. If actual distribution fees due from Reuters' exceed the cumulative minimum year to date guarantee, incremental fees are due. Such incremental fees are recognized in the period when the year-to-date fees exceed the cumulative minimum level. Beginning in June 2001, we will provide Reuters with internal maintenance and support through December 31, 2011 for a fee of $1.2 million for the remainder of calendar year 2001 and $2.0 million per year thereafter.

RESULTS OF OPERATIONS

   The following table sets forth, for the periods indicated, certain financial data as a percentage of total revenue:

                                                       Three Months Ended     Nine Months Ended
                                                      --------------------  --------------------
                                                      August 31, August 31, August 31, August 31,
                                                         2001       2000       2001       2000
                                                      ---------- ---------- ---------- ----------
Revenue:
   License...........................................    63.3%      72.2%      69.0%      69.6%
   Service and maintenance...........................    36.7       27.8       31.0       30.4
                                                        -----      -----      -----      -----
       Total revenue.................................   100.0      100.0      100.0      100.0
Stock-based compensation.............................     0.3        1.0        0.3        1.3
Other cost of revenue................................    20.0       24.7       20.0       26.8
                                                        -----      -----      -----      -----
Gross profit.........................................    79.7       74.3       79.7       71.9
                                                        -----      -----      -----      -----
Operating expenses:
   Research and development:
       Stock-based compensation......................     2.7        5.4        3.8        6.5
       Other research and development................    25.4       22.1       24.8       23.8
   Sales and marketing:
       Stock-based compensation......................     1.0        4.9        3.8        8.3
       Other sales and marketing.....................    42.8       37.8       42.9       37.7
   General and administrative:
       Stock-based compensation......................     0.3        0.6        1.5        0.8
       Other general and administrative..............     6.4        6.8        7.6        7.0
   Restructuring charges.............................      --         --        5.2         --
   Amortization of goodwill and acquired intangibles.     7.8        2.3        7.3        2.9
                                                        -----      -----      -----      -----
       Total operating expenses......................    86.4       79.9       96.9       87.0
                                                        -----      -----      -----      -----
Loss from operations.................................    (6.7)      (5.6)     (17.2)     (15.1)
Interest and other income, net.......................    13.4       15.8       10.9       11.2
                                                        -----      -----      -----      -----
Net income (loss) before income taxes................     6.7       10.2       (6.3)      (3.9)
Benefit for income taxes.............................     7.3         --        3.1         --
                                                        -----      -----      -----      -----
Net income (loss)....................................    14.0       10.2       (3.2)      (3.9)
                                                        =====      =====      =====      =====

REVENUE

   Total Revenue. Total revenue increased 11.9% to $75.2 million for the three months ended August 31, 2001 from $67.2 million for the same period of the prior year. Total revenue increased 47.7% to $241.0 million for the nine-month period ended August 31, 2001 from $163.2 million in the same period of the prior year. Total revenue increased primarily due to an increase in sales of our products and services to both new and existing customers. Reuters accounted for approximately 9.2% and 9.0% of total revenue for the third fiscal quarters of 2001 and 2000, respectively and 7.9% and 9.7% of total revenue for the nine month periods ending August 31, 2001 and 2000, respectively. In the third quarter of fiscal 2001, one customer accounted for 11.2% of total revenue.

   License Revenue. License revenue decreased 1.9% to $47.6 million for the three months ended August 31, 2001 from $48.5 million for the same period of the prior year. License revenue increased 46.3% to $166.2 million for the nine months ended August 31, 2001 from $113.6 million for the same period of the prior year. License revenue was 63.3% and 72.2% of total revenue for the third fiscal quarters of 2001 and 2000, respectively and 69.0% and 69.6% of revenue for the nine-month periods ended August 31, 2001 and 2000, respectively. This decrease was due primarily to an economic slowdown and the significant decline in information technology spending in general.

   Service and Maintenance Revenue. Service and maintenance revenue increased 47.7% to $27.6 million for the three months ended August 31, 2001 from $18.7 million for the same period of the prior year. Service and maintenance revenue increased 50.6% to $74.8 million for the nine months ended August 31, 2001 from $49.7 million for the same period of the prior year. Service and maintenance revenue was 36.7% and 27.8% of total revenue in the third quarters of fiscal 2001 and 2000, respectively and was 31.0% and 30.4% of total revenue for the nine month periods ended August 31, 2001 and 2000, respectively. The increase in service and maintenance revenue was primarily due to the additional maintenance revenue associated with the increase in our cumulative license revenue.

COST OF REVENUE

   Cost of revenue consists primarily of salaries and third-party contractor and associated expenses principally related to providing project architecture, design and system integration services and, to a lesser extent, the costs of royalty payments and providing maintenance, training and customer support services. The majority of our cost of revenue is directly related to our service and maintenance revenue. Cost of revenue, excluding stock based compensation charges, decreased 9.4% to $15.0 million for the three months ended August 31, 2001 from $16.6 million for the same period of the prior year. Cost of revenue, excluding stock based compensation charges, increased 10.3% to $48.2 million for the nine months ended August 31, 2001 from $43.7 million for the same period of the prior year. Cost of revenue was 20.0% and 24.7% of total revenue in the third quarters of fiscal 2001 and 2000, respectively and was 20.0% and 26.8% of revenue for the nine-month periods ending August 31, 2001 and 2000, respectively. The increase in cost of revenue in absolute dollars was primarily due to the cost of the increased personnel and related costs associated with the delivery of professional services and maintenance as well as the additional technical staff to support our installed base of customers. The decrease in cost of revenue as a percentage of total revenue was due primarily to more efficient use of staff in delivering services.

OPERATING EXPENSES

   Research and Development Expenses. Research and development expenses consist primarily of salaries and related costs associated with the development of our products. Research and development expenses, excluding stock based compensation charges, increased 28.4% to $19.1 million for the three months ended August 31, 2001 from $14.9 million for the same period of the prior year. Research and development expenses, excluding stock based compensation charges, increased 54.1% to $59.8 million for the nine months ended August 31, 2001 from $38.8 million for the same period of the prior year. These increases were due primarily to increases in our development staff as we continued to expand our product offerings and upgrade the performance of existing products. Research and development expenses were 25.4% and 22.1% of total revenue in the third quarters of fiscal 2001 and 2000, respectively and were 24.8% and 23.8% of total revenue for the nine month periods ended August 31, 2001 and 2000, respectively. The increase in research and development expenses as a percent of revenue was due to a combination of continued investment in research and development and a gradual slow down in our revenue growth. We believe that continued investment in research and development is critical to attaining our strategic objectives and, as a result, we expect that spending on research and development will remain relatively stable for the remainder of fiscal 2001.

   Sales and Marketing Expenses. Sales and marketing expenses consist primarily of personnel and related costs of our direct sales force and marketing staff and the cost of marketing programs, including advertising, trade shows, promotional materials and customer conferences. Sales and marketing expenses, excluding stock based compensation charges, increased 26.8% to $32.2 million for the three months ended August 31, 2001 from $25.4 million for the same period of the prior year. Sales and marketing expenses, excluding stock based compensation charges, increased 67.2% to $102.9 million for the nine months ended August 31, 2001 from $61.6 million for the same period of the prior year. Sales and marketing expenses were 42.8% and 37.8% of total revenue in the third quarters of fiscal 2001 and 2000, respectively and were 42.9% and 37.7% of revenue for the nine month periods ended August 31, 2001 and 2000, respectively. These increases, both in dollar terms and as a percentage of total revenue, resulted primarily from increased salaries, benefits, commissions, facilities and travel costs for sales personnel associated with the expansion of our domestic and international sales force dedicated to selling our expanding family of products. We intend to selectively increase staff in our direct sales organization and to create select product marketing programs and, accordingly, expect that sales and marketing expenditures will remain relatively stable for the remainder of fiscal 2001.

   General and Administrative Expenses. General and administrative expenses consist primarily of personnel and related costs for general corporate functions, including executive, legal, finance, accounting, human resources and information systems as well as bad debt charges. General and administrative expenses, excluding stock based compensation charges, increased 6.1% to $4.8 million for the third quarter of fiscal 2001 from $4.6 million for the same period of the prior year. General and administrative expenses, excluding stock based compensation charges, increased 61.0% to $18.3 million for the nine months ended August 31, 2001 from $11.4 million for the same period of the prior year. General and administrative expenses were 6.4% and 6.8% of total revenue for the third quarters of fiscal 2001 and 2000, respectively and were 7.6% and 7.0% for the nine month periods ended August 31, 2001 and 2000, respectively. The increase in dollar terms was primarily a result of increased personnel and related costs and other outside services associated with building our general and administrative infrastructure. We believe that general and administrative expenses, exclusive of bad debt charges, will remain relatively stable for the remainder of fiscal 2001.

   Amortization of Stock-based Compensation. Amortization of stock-based compensation expense was $3.2 million and $8.0 million for the three-month periods ended August 31, 2001 and 2000, respectively. Amortization of stock-based compensation expense was $22.8 million and $27.5 million for the nine-month periods ended August 31, 2001 and 2000, respectively. The decrease in dollar terms was primarily a result of a decrease in charges associated with restricted stock options granted as a result of the Extensibility acquisition and in charges associated with stock options granted to consultants.

   In connection with the grant of stock options to employees and non-employee directors, we have recorded aggregate unearned compensation of $22.4 million, representing the difference between the deemed fair value of our common stock at the date of grant and the exercise price of such options. Such amount is presented as a reduction of stockholders' equity and amortized over the vesting period of the applicable option. We expect to amortize $0.6 million, $1.5 million, $0.7 million and $0.1 million of unearned stock-based compensation for the remainder of fiscal 2001 and in fiscal 2002, 2003 and 2004, respectively, in connection with stock options granted to employees and non-employee directors.

   Stock-based compensation expense related to stock options granted to consultants is recognized as earned, using the multiple option method as prescribed by Financial Accounting Standards Board Interpretation No. 28. At each reporting date, we re-value such stock-based compensation using the Black-Scholes option pricing model. As a result, the stock-based compensation expense will fluctuate as the fair market value of our common stock fluctuates. As of August 31, 2001, we expect to amortize stock-based compensation expense of $0.1 million, $0.2 million and $0.1 million for the remainder of fiscal 2001 and in fiscal 2002 and 2003, respectively, in connection with stock options granted to consultants, assuming no change in the underlying value of our common stock.

   We recorded aggregate unearned compensation of $34.9 million in connection with the acquisition of Extensibility Inc. related to unvested options that were assumed as well as stock that was issued as part of the consideration for the acquisition, which is being held in an escrow account. This amount will be amortized over the vesting period of the options and the stock, and is shown by expense category. We expect to amortize unearned stock compensation related to the Extensibility acquisition in the amounts of $1.5 million, $2.5 million, $0.4 million and $0.1 million for the remainder of fiscal 2001 and in fiscal 2002, 2003 and 2004, respectively. Stock-based compensation expense related to the unvested portion of options assumed and restricted stock granted in connection with the acquisition of Extensibility was $3.2 million in the third quarter fiscal 2001 and $17.9 million for the nine month period ended August 31, 2001.

   Restructuring charge. For the nine months ended August 31, 2001, we recorded a restructuring charge of $12.6 million, consisting of $2.8 million for headcount reductions, $9.2 million for consolidation of facilities, and $0.6 million of other related restructuring charges. These restructuring charges were taken to align our cost structure with changing market conditions. The plan resulted in headcount reduction of approximately 170 employees, which was made up of 46% sales and marketing staff, 23% professional services staff, 16% general and administrative staff and 15% research and development staff. The plan also included the consolidation of facilities through closing excess field offices and moving corporate offices into one campus.

   Cash utilized during the third quarter of fiscal 2001 included $0.6 million for headcount reductions and $0.1 million of other related exit costs. The provision of $9.7 million at August 31, 2001 consisted of $0.1 million for headcount reductions, $9.2 million for facility charges, and $0.4 million for other costs.

   An additional $0.5 million cash outlay is expected over the remaining quarter in fiscal 2001, and the remaining cash outlay of approximately $9.2 million, primarily related to real estate rental obligations, is expected to occur over the next six years.

   Amortization of goodwill and acquired intangibles. Amortization of goodwill and acquired intangibles was $5.9 million and $1.6 million for the three-month periods ended August 31, 2001 and 2000, respectively. Amortization of goodwill and acquired intangibles was $17.7 million and $4.7 million for the nine-month periods ended August 31, 2001 and 2000, respectively. The increase in fiscal 2001 relates to the purchase of Extensilibilty Inc., which was consummated on September 5, 2000. Amortization of goodwill and other intangible assets acquired in purchase transactions are amortized on a straight-line method over the estimated useful life of the assets of between two and five years.

   In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("FAS 142"). Under FAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of FAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, we are required to adopt FAS 142 effective December 1, 2002. We are currently evaluating the effect that adoption of FAS 142 will have on our results of operations and financial position.

   Interest and other income, net. Interest and other income (expense), net, includes interest, net realized gain in equity investments and other miscellaneous income and expense items. Interest and other income, net, was $10.1 million and $10.6 million for the three-month periods ended August 31, 2001 and 2000, respectively. Interest and other income, net, was $26.2 million and $18.3 million for the nine-month periods ended August 31, 2001 and 2000, respectively. The increase in fiscal 2001 was due primarily to interest income earned from our investments. The decrease in the third quarter of fiscal 2001 was primarily attributable to a $1.8 million book gain in the third quarter of fiscal 2000 resulting from a of a change in ownership in a company in which we have an equity investment, which did not recur in the third quarter of fiscal 2001.

   Benefit for income taxes. During third quarter of fiscal 2001, we changed our estimate of the annual effective tax rate as a result of revised expectations for operating income for the 2001 tax year. An estimated annual effective tax rate of 49.9% has been used to record the benefit for income taxes for the nine-month period ended August 31, 2001 compared with an effective tax rate of 0% used to record the provision for income taxes for the comparable period in 2000. The estimated annual effective tax rate differs from the U.S. statutory rate primarily due to the non-deductibility of certain amortization of acquired intangible assets, the non-deductibility of stock-based compensation charges, the utilization of research and development credits, and the release of valuation allowance. Our effective tax rate may change during the remainder of 2001 if operating results differ significantly from current projections.

LIQUIDITY AND CAPITAL RESOURCES

   At August 31, 2001, we had cash, cash equivalents and investments of $641.5 million, representing an increase of $58.6 million from November 30, 2000.

   Net cash provided by operations for the nine months ended August 31, 2001 was $69.6 million compared to net cash provided by operations of $37.4 million for the comparable period of the prior year. Cash provided by operating activities for the nine months ended August 31, 2001 resulted primarily from the decrease in accounts receivable and an increase in deferred revenue, depreciation and amortization, amortization of goodwill and unearned compensation, which was partially offset by a decrease in accrued liabilities.

   Net cash used by investing activities for the nine months ended August 31, 2001 was $97.6 million compared to cash used by investing activities of $326.2 million for the same period in 2000. Cash used by investing activities for the nine months ended August 31, 2001 resulted primarily from the net purchase of short-term investments of $75.4 million, capital expenditures of $16.0 million and private equity investments of $4.2 million. Capital expenditures were primarily related to the installation of computer hardware and software as well as capital expenditures related to office facilities.

   Cash flow from financing activities for the nine months ended August 31, 2001 of $10.9 million resulted from the exercise of stock options and stock purchases under our Employee Stock Purchase Plan.

   We believe that our current cash and investment balances and cash flow from operations will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months. We may also utilize cash to acquire or invest in complementary businesses or to obtain the right to use complementary technologies.

FACTORS THAT MAY AFFECT OPERATING RESULTS

We have a history of losses and we expect future losses, and if we do not achieve and sustain profitability our business will suffer and our stock price may decline

   We may not be able to obtain sufficient revenue to achieve and sustain profitability. We incurred net losses of approximately $25.0 million and $19.5 million in fiscal 2000 and 1999, respectively. In addition, we incurred a net loss of $7.6 million for the nine months ended August 31, 2001. As of August 31, 2001, we had an accumulated deficit of approximately $69.7 million.

   We have invested significantly in our technology research and development and building our sales and marketing organization. We expect to continue to spend financial and other resources on developing and introducing enhancements to our existing products and new software products and our direct sales and marketing activities. As a result, we need to generate significant revenue to achieve and maintain profitability.

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

   In addition, our quarterly operating results have historically been subject to variations throughout the year due to a general slow-down in our sales in the summer months. Specifically, we generally experience relatively lower revenue in our third fiscal quarter. These seasonal variations in our operating results may lead to fluctuations in our results of operations from quarter to quarter throughout the year.

The market for e-business infrastructure software may not grow as quickly as we anticipate, which would cause our revenues to fall below expectations

   The market for e-business infrastructure software is relatively new and evolving. We earn a substantial portion of our revenue from sales of our e-business infrastructure software, including application integration software, and related services. We expect to earn substantially all of our revenue in the foreseeable future from sales of these products and services. Our future financial performance will depend on continued growth in the number of organizations demanding software and services for application integration, e-business and information delivery and seeking outside vendors to develop, manage and maintain this software for their critical applications. Many of our potential customers have made significant investments in internally developed systems and would incur significant costs in switching to third-party products, which may substantially inhibit the growth of the market for e-business infrastructure software. In addition, the current economic downturn has led, and may continue to lead our existing and potential customers to reduce their spending on information technology in general and e-business infrastructure solutions in particular. If this market fails to grow, or grows more slowly than we expect, our sales will be adversely affected. These trends may persist or accelerate as a result of the economic after-effects of the terrorist attacks on September 11, 2001.

There can be no assurance that our current customers will continue to purchase our products

   We do not have long-term contracts with any of our customers. There can be no assurance that any of our customers will continue to purchase our products in the future. As a result, a customer that generates substantial revenue for us in one period may not be a source of revenue in subsequent periods. One customer accounted for 11.2% of our total revenue in the third quarter of fiscal 2001.

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

   A significant portion of our revenue from sales in the financial services market consists of product fees paid to us by Reuters. Although Reuters is the preferred distributor of our products in the financial services market and is required to pay us guaranteed minimum product fee payments until the end of 2002, Reuters has no contractual obligation to distribute our products to financial services customers. Reuters and other distributors may not be successful in selling our products into the financial services market, or they may elect to sell competitive third-party products into that market, either of which may adversely affect our revenue in that market.

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

Our investment strategy could cause financial or operational problems

   As of August 31, 2001 we had invested $27.2 million in companies with complementary technologies or products which provide us with access to additional vertical markets. The companies in which we invest are often at early stages of development, and no public market exists for their securities at the time of our investment. These investments may not result in any meaningful commercial benefit to us, and our investments could lose all or a significant part of their value. Currently, we have realized cumulative losses of $6.5 million on these investments. Moreover, in certain circumstances, these investments could subject us to restrictions imposed by the Investment Company Act of 1940. We might have to take actions, including buying, refraining from buying, selling or refraining from selling securities when we would otherwise not wish to, in order to avoid registration under the Investment Company Act of 1940.

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

Pending litigation could harm our business

   Between July 6, 2001, and August 30, 2001, several purported class action complaints were filed in the United States District Court for the Southern District of New York against the Company, several of the Company's current and former officers and directors and the underwriters of the Company's initial public offering in July 1999 and follow on offering in March 2000. The complaints generally allege that the named defendants violated federal securities laws because the prospectuses related to the Company's initial public offering and follow on offering failed to disclose, and contained false and misleading statements regarding, certain commissions purported to have been received by the underwriters in connection with their allocation of shares in the Company's offerings. The Company believes that the claims against it are without merit and intends to defend against the complaints vigorously. The complaints do not specify the amount of damages that plaintiffs seek, and as a result, we are unable to estimate the possible range of damages that might be incurred as a result of the lawsuits. We have not set aside any financial reserves relating to potential damages associated with the lawsuits. The uncertainty associated with a substantial unresolved lawsuit could harm our business, financial condition and reputation. The defense of the lawsuits could result in the diversion of our management's time and attention away from business operations, which could harm our business. Negative developments with respect to the lawsuits could cause our stock price to decline. In addition, although we are unable to determine the amount, if any, that we may be required to pay in connection with the resolution of the lawsuits by settlement or otherwise, such a payment could seriously harm our financial condition, results of operations and liquidity.

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

   At August 31, 2001 we had an investment portfolio of fixed income securities totaling $480.8 million, excluding those classified as cash and cash equivalents. Our investments consist primarily of bank and finance notes, various government obligations, asset-backed securities and equity investments in other public companies. These securities are classified as available-for-sale and are recorded on the balance sheet at fair market value with unrealized gains or losses reported as a separate component of stockholders' equity. Unrealized losses are charged against income when a decline in fair market value is determined to be other than temporary. The specific identification method is used to determine the cost of securities sold.

   The investment portfolio is subject to interest rate risk and will fall in value in the event market interest rates increase. If market interest rates were to increase immediately and uniformly by 100 basis points (approximately 26% of current rates in the portfolio) from levels as of August 31, 2001, the fair market value of the portfolio would decline by approximately $3.9 million.

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

                         PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

   Between July 6, 2001, and August 30, 2001, several purported class action complaints were filed against the Company, several of the Company's current and former officers and directors and the underwriters of the Company's initial public offering and follow on offering in the United States District Court for the Southern District of New York. The complaint generally alleges that the named defendants violated federal securities laws because the prospectuses related to the Company's initial public offering and follow on offering failed to disclose, and contained false and misleading statements regarding, certain commissions purported to have been received by the underwriters in connection with their allocation of shares in the Company's offerings. The Company believes that the claims against it are without merit and intends to defend against the complaints vigorously.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

      None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4. SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

      None.

ITEM 5. OTHER INFORMATION

      None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

   (a) Exhibits:

      10.15 Addendum effective as of June 2, 2001, to the First Amended and Restated License, Maintenance and Distribution Agreement by and among the registrant, Reuters Limited and TIBCO Finance Technology Inc.

   (b)  Reports on Form 8-K:

       None.

                                  SIGNATURES

   PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                          TIBCO SOFTWARE INC.

                                          By: /S/ CHRISTOPHER G. O'MEARA
                                             __________________________________
                                                Christopher G. O'Meara
                                                Chief Financial Officer


                                          By: /S/ GINGER M. KELLY
                                             __________________________________
                                                Ginger M. Kelly
                                                Corporate Controller and
                                                Chief Accounting Officer

Date: October 5, 2001