Form 10-K
period 2001-11-30
TIBCO SOFTWARE INC
filed 2002-01-30
CIK 1085280

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               -----------------

                                   FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended November 30, 2001

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from____________________ to ____________________

                       Commission File Number: 000-26579

                               -----------------

                              TIBCO SOFTWARE INC.
            (Exact name of registrant as specified in its charter)

                      Delaware                 77-0449727
                   (State or other          (I.R.S. Employer
                    jurisdiction           Identification No.)
                 of incorporation or
                    organization)

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

                               -----------------

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   As of January 16, 2002, there were 202,240,380 shares of the Registrant's Common Stock outstanding, and the aggregate market value of such shares held by non-affiliates of the Registrant (based upon the closing sale price of such shares on The Nasdaq National Market on January 16, 2002) was approximately $1,059,761,109. Shares of common stock held by each executive officer and director and by each entity that owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Certain sections of the Registrant's definitive Proxy Statement for the 2002 Annual Meeting of Stockholders to be held on April 11, 2002 are incorporated by reference in Part III of this Form 10-K to the extent stated herein.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         TIBCO SOFTWARE INC. FORM 10-K
                  For the Fiscal Year Ended November 30, 2001

                               TABLE OF CONTENTS

                                                                          Page
                                                                          ----
                                    PART I

 ITEM 1.  BUSINESS.......................................................    3

 ITEM 2.  PROPERTIES.....................................................    7

 ITEM 3.  LEGAL PROCEEDINGS..............................................    8

 ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............    8

                                    PART II

 ITEM 5.  MARKET FOR OUR COMMON STOCK AND RELATED STOCKHOLDER MATTERS....    9

 ITEM 6.  SELECTED FINANCIAL DATA........................................   10

 ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND   12
          RESULTS OF OPERATIONS..........................................

 ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.....   22

 ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA....................   23

 ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
          AND FINANCIAL DISCLOSURE.......................................   23

                                   PART III

 ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY ...............   24

 ITEM 11. EXECUTIVE COMPENSATION.........................................   24

 ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND               24
          MANAGEMENT.....................................................

 ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................   24

                                    PART IV

 ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K.   25

 SIGNATURES.............................................................. II-1

                                    PART I

ITEM 1.  BUSINESS

   The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Words such as "anticipates," "expects, "intends," "plans," "believes," "seeks," "estimates" and similar expressions identify such forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements. Factors which could cause actual results to differ materially include those set forth in the following discussion and, in particular, the risks discussed below in Item 7 under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operation--Factors that May Affect Operating Results."

Overview

   TIBCO Software Inc. is a leading provider of business integration solutions. We develop and deliver software products that give large enterprises the ability to more easily enable and manage interactions between their internal systems, employees, partners and customers. Our products do this by enabling incompatible computer systems to interact with each other in real-time, automating processes that span those systems, and giving people the ability to monitor and interact with information and processes.

   Our products make technologies and other assets, such as applications and databases, partnerships with other businesses, and employees, more effective and valuable by tying them together with a common framework and coordinating the interactions between them. Our products lower IT costs and increase business agility by letting companies more quickly and easily create, manage and modify interactions, and they make companies more efficient by automating routine processes and freeing up their employees to focus their efforts on managing exceptional problems and opportunities.

   Our products are currently licensed by 1,400 companies worldwide in diverse industries such as telecommunications, retail, healthcare, manufacturing, energy, transportation, logistics, financial services and insurance. We sell our products through a direct sales force and through alliances with leading software vendors and systems integrators.

   Our objective is to establish TIBCO as the leading provider of business integration software. The core elements of our strategy include promoting the widespread adoption of our technology, pursuing a license driven business strategy, leveraging our vertical market expertise, capitalizing on a significant partnership with Reuters, our major stockholder, in the financial services industry, expanding our international presence and continuing to enhance our technology and products.

TIBCO's Products

   Business Integration impacts several segments of the software market, and TIBCO sells a wide range of products that address different elements of business integration. All of our products can be sold individually to solve specific technical challenges, but the emphasis of our product development and sales efforts is to create products that interoperate seamlessly and then sell them together as a complete solution that solves business problems. Our products are broken into three product lines:

   TIBCO ActiveEnterprise(TM)--The products of TIBCO ActiveEnterprise make it easier for businesses to create connections between their various internal systems and to coordinate the transactions and processes that span those systems. TIBCO ActiveEnterprise enables interactions between such diverse applications as CRM (Customer Relationship Management), ERP (Enterprise Resource Planning) and e-business applications, databases, data warehouses and mainframes, and even home-grown applications and information sources. TIBCO

ActiveEnterprise enables communications between systems using standards-based technologies such as XML (eXtensible Markup Language), JMS (Java Message Service) and Web Services. TIBCO ActiveEnterprise makes businesses more efficient by automating routine processes and managing the complex workflow of human tasks, and keeps companies running at peak efficiency by providing interfaces that let people monitor and analyze systems and processes throughout the business.

   TIBCO ActivePortal(TM)--The products of TIBCO ActivePortal let companies aggregate, personalize and deliver information and interfaces from within their business to specific people both inside and outside their organization. TIBCO ActivePortal brings together content and services from a wide range of sources, manages the access rights and profiles of users, and makes the right information and interfaces available to the right user at the right time. TIBCO ActivePortal gives businesses complete control over the user experience so they can customize messages and information for selected groups and even specific users. TIBCO ActivePortal delivers information, interfaces and alerts through the Web and wired devices, as well as through wireless devices such as pagers, mobile phones and personal digital assistants (PDAs).

   TIBCO ActiveExchange(TM)--The products of TIBCO ActiveExchange make it easier for businesses to create connections with other businesses and to coordinate transactions and processes that involve those organizations. TIBCO ActiveExchange enables the secure exchange of messages, information and documents with companies of all sizes over the Internet. TIBCO ActiveExchange increases the efficiency of processes between companies (such as placing a purchase order, returning excess inventory, or updating a catalog entry) by automating routine processes and managing the workflow of human tasks and exceptions to processes. To ensure the security of all interactions, TIBCO ActiveExchange provides authentication, authorization and encryption functionality and supports leading security standards and technologies.

Services

  Professional Services

   Our professional services offerings include a wide range of consulting services such as systems planning, architecture and design, custom development and systems integration for the rapid deployment of TIBCO products. We offer professional services with the initial deployment of our products, as well as on an ongoing basis to address the continuing needs of our customers. Our professional services staff is located throughout North America, Europe and the Pacific Rim, enabling us to perform installations and respond to customer demands rapidly across our global customer base. Many of our professional services employees have advanced degrees and/or substantial industry expertise in systems architecture and design and many have domain expertise in the telecommunications, energy, manufacturing, financial services and other industries.

   We also have relationships with resellers, professional service organizations and system integrators including Accenture, Cap Gemini/Ernst & Young, Deloitte Consulting, KPMG and Sapient, to cooperate in the deployment of our products to customers. These relationships help promote TIBCO products and provide additional technical expertise to enable us to provide the full range of professional services our customers require to deploy our products.

  Maintenance and Support

   We offer a suite of software support and maintenance options that are designed to meet the needs of our diverse customer base. These support options include twenty four hour coverage, seven days a week, 365 days a year to meet the needs of our global customers. To meet this level of support we have established a worldwide support organization with major support centers in Palo Alto, California, London, England and Sydney, Australia to provide seamless support using a "follow-the-sun" support model. In addition to our Technical Assistance Center (TAC) and product support team, we have introduced the TIBCO Support Web in order to provide our customers with the ability to submit services requests and obtain up-to-the-minute status on these requests via the

TIBCO Support Web. Additionally, the TIBCO Support Web provides access to escalation procedures and Frequently Asked Questions (FAQs) for each of our products on-line, available twenty four hours per day.

  Training

   We provide training for customer personnel at our main office in Palo Alto and in training centers in Cambridge, Massachusetts; Houston, Texas; Munich, Germany; and Sydney, Australia as well as at customer locations. We also provide training for our professional services partners to enhance their effectiveness in integrating our products. In addition, we develop custom education programs to address the specific needs of individual customers and partners.

Sales and Marketing

  Sales

   We currently market our software and services primarily through a direct sales organization, complemented by indirect sales channels. Our direct sales force is located in eighteen U.S. cities and in eighteen locations internationally across North America, Europe and the Pacific Rim. We have established distribution and licensing relationships with several strategic hardware vendors, database providers, software and toolset developers and systems integrators. We have also developed alliances with key solution providers to target vertical industry sectors, including energy, telecommunications, and manufacturing.

   Under the terms of our license agreement with Reuters, a global news and information group, we generally cannot sell our products directly into the financial services market without prior approval from Reuters. Accordingly, we generally sell our products to companies in the financial services industry through third-party distributors and systems integrators. Reuters is a distributor of our products in that market. The distribution relationship with Reuters accounted for 8%, 8% and 19% of our total revenue in fiscal 2001, 2000 and 1999, respectively. To the extent that we sell directly to customers in the financial services market, we must pay a fee to Reuters.

  Marketing

   We use a mix of market research, analyst updates, seminars, direct mail, print advertising, trade shows, speaking engagements, public relations, customer newsletters and web site marketing in order to achieve these goals. Our marketing department also produces collateral material for distribution to potential customers including presentation materials, white papers, brochures, and fact sheets. We also host annual user conferences for our customers and provide support to our channel partners with a variety of programs and training and product marketing support materials.

Product Development

   Reuters has granted us a perpetual, royalty-free license to the information bus (TIB) messaging technology as it existed on December 31, 1996. We have concentrated our product development efforts since then both on enhancing this licensed technology and on developing new products. We expect that most of our enhancements to existing products and new products will be developed internally. However, we will evaluate on an ongoing basis the acquisition of externally developed technologies for integration into our product lines.

   We expect that a substantial majority of our research and development activities will focus on enhancing and extending our TIBCO products. Historically, our product development efforts were focused on creating our core product solutions. Our development focus has now shifted to expanding the number of available TIBCO Adapter(TM) products by which applications are connected to the TIBCO environment, and to developing additional packaged integration solutions for specific markets.

   We expect that we will continue to commit significant resources to product development in the future. To date, all product development costs have been expensed as incurred.

Competition

   The market for our products and services is extremely competitive and subject to rapid change. While we offer a comprehensive suite of application integration solutions, we compete with various providers of application integration products including BEA, IBM, Mercator, SeeBeyond, Vitria and webMethods. We believe that none of these companies has as comprehensive a suite of products as ours, but of these companies, IBM has the potential to offer the most complete set of products for application integration. We expect additional competition from other established and emerging companies. In addition, we may face pricing pressures from our current competitors and new market entrants in the future. We believe that the competitive factors affecting the market for our products and services include product functionality and features; quality of professional services offerings; performance and price; ease of product implementation; quality of customer support services; customer training and documentation; and vendor and product reputation. The relative importance of each of these factors depends upon the specific customer environment. Although we believe that our products and services currently compete favorably with respect to such factors, we may not be able to maintain our competitive position against current and potential competitors.

   Some of our current and potential competitors have longer operating histories, significantly greater financial, technical, product development and marketing resources, greater name recognition and larger customer bases than we do. Our present or future competitors may be able to develop products comparable or superior to those we offer, adapt more quickly than we do to new technologies, evolving industry trends or customer requirements, or devote greater resources to the development, promotion and sale of their products than we do. Accordingly, we may not be able to compete effectively in our markets, or competition may intensify and harm our business and operating results. If we are not successful in developing new products and enhancements to our existing products or achieving customer acceptance, our gross margins may decline, and our business and operating results may suffer.

   Our license agreement with Reuters does not prohibit Reuters from providing enterprise infrastructure software products and services in competition with us. Under the terms of our license agreement with Reuters, we generally cannot sell our products directly into the financial services market without prior approval from Reuters. Reuters currently sells our products to financial services companies and creates products based on the TIB technology specifically for financial service companies. In addition, pursuant to the license agreement, Reuters has access to the source code for our products. Although Reuters currently does not create TIB-based products designed for general use in all markets, if Reuters were to decide to begin providing information integration products and services in our markets, we would face additional competition for customers in these markets.

Proprietary Technology

   Our success is dependent upon our proprietary software technology. We license the patents relating to some of the technology underlying some of our software, including our TIBCO Rendezvous(TM) product from Reuters.
Consequently, we can assert infringement of these products only through Reuters or with the consent of Reuters. While we have pending patent applications, we have only one issued patent and rely principally on trade secret, copyright and trademark laws and nondisclosure and other contractual agreements to protect our technology. We also believe that factors such as the technological and creative skills of our personnel, product enhancements and new product developments are essential to establishing and maintaining a technology leadership position. We enter into confidentiality and/or license agreements with our employees, distributors and customers, and limit access to and distribution of our software, documentation and other proprietary information. Nevertheless, the steps we have taken may fail to prevent misappropriation of our technology, and the protections we have may not prevent our competitors from developing products with functionality or features similar to our products.

Furthermore, third parties might independently develop competing technologies that are substantially equivalent or superior to our technologies. In addition, effective copyright and trade secret protection may be unavailable or limited in certain foreign countries where we operate. If we fail to protect our proprietary technology, our business could be seriously harmed.

   Although we do not believe our products infringe the proprietary rights of any third parties, third parties may nevertheless assert infringement claims against us or our customers in the future. Furthermore, we may initiate claims or litigation against third parties for infringement of our proprietary rights or to establish the validity of our proprietary rights. Litigation, whether resolved in our favor or not, would cause us to incur substantial costs and divert our management resources from productive tasks, which would harm our business. Parties making claims against us could secure substantial damages, as well as injunctive or other equitable relief which could effectively block our ability to license our products in the United States or abroad. Such a judgment could seriously harm our business. If it appears necessary or desirable, we may seek licenses to intellectual property if we believe that our technology potentially infringes on such technology. We may not, however, be able to obtain such licenses on commercially reasonable terms or at all, and the terms of any offered licenses might not be acceptable to us. The failure to obtain necessary licenses or other rights could seriously harm our business. As the number of software products in our industry increases and the functionality of those products further overlaps, we believe that software developers may become increasingly subject to infringement claims.

   Any such claims, with or without merit, would probably be time consuming and expensive to defend, and could seriously harm our business.

   "TIBCO", "Information Bus", "TIB", "TIBCO ActiveEnterprise", "TIBCO ActivePortal", "TIBCO ActiveExchange", "TIBCO Extensibility", "TIBCO Software", the TIBCO logo, "The Power of Now", "TIBCO Adapter", "TIBCO Rendezvous", "TIBCO BusinessWorks" and the names of our products are our trademarks or our registered trademarks in the United States and/or other countries.

Employees

   As of November 30, 2001, we employed 1,006 persons, including 327 in sales and marketing, 262 in research and development, 140 in finance and administration and 277 in professional services and technical support. Of our 1,006 employees, 166 were located in Europe and 57 in the Pacific Rim. Our success is highly dependent on our ability to attract and retain qualified employees. Competition for employees is intense in the software industry. To date, we believe we have been successful in our efforts to recruit qualified employees, but there is no assurance that we will continue to be as successful in the future. None of our employees are subject to collective bargaining agreements. We believe that our relationship with our employees is good.

ITEM 2.  PROPERTIES

   Our principal administrative, sales, marketing, service and research and development facilities are located in an approximately 92,000 square foot building and an approximately 96,675 square foot building, each in Palo Alto, California. We hold these buildings pursuant to leases which expire in 2005 and at the end of 2010, respectively. In March 2002, we will move into a new approximately 284,000 square foot campus in Palo Alto. We plan to sublease our 92,000 square foot building and the 96,675 square foot building and have included the estimated loss on the sublease of such excess facilities in the restructuring charges recorded in fiscal 2001. The lease on our new campus is for twelve years and expires March 2014. In addition, we lease field support offices in 42 cities throughout the world. The field offices range from small executive offices to a 19,448 square foot facility. Lease terms range from month-to-month on certain executive offices to eleven years on certain direct leases. Because our professional services are generally performed at the client site, field facilities are generally small. Field facilities are generally used for periodic meetings, training and administration and by account managers. Our principal field facilities are in Atlanta, Georgia; Beijing, China; Bethesda, Maryland; Brussels, Belgium; Calgary, Canada; Cambridge, Massachusetts; Chapel Hill, North Carolina; Chicago, Illinois;

Cincinnati, Ohio; Dallas, Texas; Denver, Colorado; Detroit, Michigan; Houston, Texas; Irvine, California; London, England; Los Angeles, California; Madrid, Spain; Miami, Florida; Milan, Italy; Minneapolis, Minnesota; Munich, Germany; New York, New York; Oslo, Norway; Paris, France; Philadelphia, Pennsylvania; Pittsburgh, Pennsylvania; Rio de Janeiro, Brazil; Rome, Italy; Rotterdam, Netherlands; Seattle, Washington; Singapore; Seoul, Korea; Stockholm, Sweden; Sydney, Australia; Taipei, Taiwan; Tokyo, Japan and Toronto, Canada. We are continually evaluating the adequacy of existing facilities and facilities in new cities, and we believe that suitable additional space will be available in the future on commercially reasonable terms as needed.

ITEM 3.  LEGAL PROCEEDINGS

   Between July 6, 2001 and December 6, 2001, several purported class action complaints were filed in the United States District Court for the Southern District of New York against us, several of our current and former officers and directors and the underwriters of our July 1999 initial public offering and March 2000 follow on offering. The complaints generally allege that the named defendants violated federal securities laws because the prospectuses related to our offerings failed to disclose, and contained false and misleading statements regarding, certain commissions purported to have been received by the underwriters, and other underwriter practices, in connection with their allocation of shares in our offerings. We believe that the claims against us and our current and former officers and directors are without merit and we intend to defend against the complaints vigorously.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2001.

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

                                                                       High    Low
                                                                      ------- ------
First Quarter (from December 1, 1999 to February 29, 2000)........... $137.94 $29.13
Second Quarter (from March 1, 2000 to May 31, 2000).................. $147.00 $32.38
Third Quarter (from June 1, 2000 to August 31, 2000)................. $129.00 $59.06
Fourth Quarter (from September 1, 2000 to November 30, 2000)......... $111.38 $31.69
First Quarter (from December 1, 2000 to March 2, 2001)............... $ 77.50 $ 9.50
Second Quarter (from March 3, 2001 to June 1, 2001).................. $ 16.25 $ 6.44
Third Quarter (from June 2, 2001 to August 31, 2001)................. $ 16.80 $ 6.76
Fourth Quarter (from September 1, 2001 to November 30, 2001)......... $ 13.40 $ 5.07

   We had 518 stockholders of record as of November 30, 2001.

   We have never declared or paid any cash dividends on our common stock, and we do not anticipate paying any cash dividends in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

   The selected consolidated financial data below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and notes thereto included elsewhere in this annual report on Form 10-K. The historical results presented below are not indicative of any future results.



                                                                                  Eleven Months
                                                  Year Ended November 30,             Ended
                                          --------------------------------------  November 30,
                                            2001      2000      1999      1998        1997
                                          --------  --------  --------  --------  -------------
                                                (in thousands, except per share amounts)
Statement of Operations:
Revenue:
   License revenue....................... $216,757  $181,601  $ 56,916  $ 17,495     $ 6,219
   Service and maintenance revenue.......  102,494    70,196    39,524    35,262      29,055
                                          --------  --------  --------  --------     -------
       Total revenue.....................  319,251   251,797    96,440    52,757      35,274
Cost of revenue..........................
   Stock-based compensation/(1)/.........      977     3,025     1,113       490         460
   Other cost of revenue.................   63,829    61,493    36,612    27,682      15,847
                                          --------  --------  --------  --------     -------
Gross profit.............................  254,445   187,279    58,715    24,585      18,967
                                          --------  --------  --------  --------     -------
Operating expenses:
   Research and development
     Stock-based compensation/(1)/.......   12,109    18,525     2,707       971         491
     Other research and development......   78,878    57,861    27,478    14,787       9,385
   Sales and marketing...................
     Stock-based compensation/(1)/.......   10,128    33,637     4,281     2,304       1,968
     Other sales and marketing...........  136,818    92,228    33,130    15,242       7,008
   General and administrative............
     Stock-based compensation/(1)/.......    3,751     1,729     1,151     1,299       1,753
     Other general and administrative....   22,799    18,489     8,229     4,025       3,565
   Acquired in-process research and
     development/(2)/....................       --     2,260     2,800        --          --
   Amortization of goodwill and acquired
     intangibles/(2)/....................   23,516    10,479       521        --          --
   Restructuring charges/(3)/............   21,197        --        --        --          --
                                          --------  --------  --------  --------     -------
       Total operating expenses..........  309,196   235,208    80,297    38,628      24,170
                                          --------  --------  --------  --------     -------
Loss from operations.....................  (54,751)  (47,929)  (21,582)  (14,043)     (5,203)
Interest income and other, net...........   31,040    24,866     2,101     1,092         540
                                          --------  --------  --------  --------     -------
Loss before income taxes.................  (23,711)  (23,063)  (19,481)  (12,951)     (4,663)
Benefit (provision) for income taxes/(4)/   10,469    (1,888)       --        --          --
                                          --------  --------  --------  --------     -------
Net loss................................. $(13,242) $(24,951) $(19,481) $(12,951)    $(4,663)
                                          ========  ========  ========  ========     =======
Net loss per share:
   Basic and diluted..................... $  (0.07) $  (0.14) $  (0.19) $  (0.22)    $ (0.08)
                                          ========  ========  ========  ========     =======
   Weighted average common shares
     outstanding/(5)/....................  195,001   184,177   104,112    60,033      57,606
                                          ========  ========  ========  ========     =======

                                                                     November 30,
                                                      ------------------------------------------
                                                        2001     2000     1999    1998    1997
                                                      -------- -------- -------- ------- -------
                                                                    (in thousands)
Balance Sheet Data:
Cash and cash equivalents, Short-term investments and
  Deposits held by Reuters/(6)/...................... $677,340 $582,900 $ 89,807 $15,970 $18,318
Working capital......................................  638,803  596,303   95,603  18,301  15,168
Total assets.........................................  892,127  829,215   79,638  36,289  31,046
Stockholders' equity.................................  771,279  729,535  137,918  21,704  17,167

--------
(1) See Notes 2 and 9 of Notes to Consolidated Financial Statements for an explanation of stock-based compensation.

(2) See Notes 2 and 11 of Notes to Consolidated Financial Statements for an explanation of acquired in-process research and development and amortization of goodwill and acquired intangibles.

(3) See Note 5 of Notes to Consolidated Financial Statements for an explanation of restructuring charges.

(4) See Note 7 of Notes to Consolidated Financial Statements for an explanation of significant components of the benefit (provision) for income taxes.

(5) See Note 2 of Notes to Consolidated Financial Statements for an explanation of shares used to compute net loss per share.

(6) There were no Deposits held by Reuters for the years ended November 30, 2001, 2000 and 1999, respectively.

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

   We are a leading provider of business integration solutions. We are the successor to a portion of the business of Teknekron Software Systems, Inc. Teknekron developed software, known as the TIB technology, for the integration and delivery of market data, such as stock quotes, news and other financial information, in trading rooms of large banks and financial services institutions. In 1992, Teknekron expanded its development efforts to include solutions designed to enable complex and disparate manufacturing equipment and software applications--primarily in the semiconductor fabrication market--to communicate within the factory environment. Teknekron was acquired by Reuters Group PLC, the global news and information group, in 1994. Following the acquisition, continued development of the TIB technology was undertaken to expand its use in the financial services markets.

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

   During fiscal 1999, we added approximately 200 new customers for our TIBCO ActiveEnterprise and TIBCO.net products, and we strengthened our position in our key vertical markets--telecommunication, Internet portals, manufacturing, energy and financial services. New customers included AT&T, AltaVista, AOL/Netscape, Procter and Gamble, SAP, Philips, FT.com, Ericsson, Siemens, Williams Communications and Sprint. We also established and strengthened strategic relationships with leading companies aimed at providing complementary business to business e-commerce and Internet solutions. These companies included Ariba, Cisco Systems, Oracle, Sun Microsystems, SAP, Yahoo! Portal Software, AvantGo, Deloitte Consulting, Selectica, i2 Technologies, Siebel Systems, and Sybase. We also released the TIBCO PortalBuilder, a product for the creation and management of portals. During fiscal 2000, we continued to focus on strengthening our position in our significant vertical markets and our relationships with major system integrators such a KPMG, Cap Gemini/ Ernst & Young and Deloitte & Touche. We also introduced our TIBCO ActiveExchange product suite, which is used to more dynamically and collaboratively automate interactions among businesses. In addition, we added more than 300 new customers during fiscal 2000, including such industry leaders as Agilent, El Paso Energy, Schering Plough, and The Limited.

   In fiscal year 2001 we released 66 new products or product enhancements including TIBCO ActiveExchange, the business-to-business solution that expanded our support for XML standards and Electronic Data Integration (EDI), and consolidated our leadership position in supporting RosettaNet standards. In addition, we recently announced an initiative to make business integration more widely accessible with TIBCO BusinessWorks(TM) 2.5, a comprehensive, packaged, easy-to-use offering that gives companies the ability to rapidly solve integration challenges. TIBCO BusinessWorks 2.5 is also the first solution to enable comprehensive, cross-platform Web

Services for new and legacy systems, including internal application and business process integration, as well as real-time monitoring and management.

   Our products are currently licensed by 1,400 companies worldwide in diverse industries such as telecommunications, retail, healthcare, manufacturing, energy, transportation, logistics, financial services and insurance. We sell our products through a direct sales force and through OEM and reselling agreements with leading software vendors and systems integrators.

   Our revenue in fiscal 1999, 2000 and 2001 consisted primarily of license and maintenance fees from our customers and distributors, including from Reuters pursuant to our license agreement with it, both of which were primarily attributable to sales of our TIBCO ActiveEnterprise product suite. In addition, we receive fees from our customers for providing project integration services. We also receive revenues from our strategic relationships with business partners who embed our products in their hardware and networking systems as well as from systems integrators who resell our products.

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

   First-year maintenance typically is sold with the related software license and renewed on an annual basis thereafter. Maintenance revenue is deferred based on vendor-specific objective evidence of fair value and amortized over the term of the maintenance contract, typically 12 months. Consulting and training revenues are recognized as the services are performed and are usually on a time and materials basis. Such services primarily consist of implementation services related to the installation of the company's products and generally do not include significant customization to or development of the underlying software code.

   Reuters is a distributor of our products to customers in the financial services segment. We have a license, maintenance, and distribution agreement with Reuters, a major stockholder, which was amended in June 2001. Under the amended agreement, Reuters agreed to continue its obligation to pay a minimum guaranteed distribution fee to us in the amount of $20 million per year through December 2002. For the years ended December 31, 2001, 2000, and the nine months ended December 31, 1999, Reuters guaranteed minimum distribution fees were $20.0 million, $18.0 million, and $16.0 million, respectively. These fees are recognized ratably over the corresponding period as related party revenue. If actual distribution fees due from Reuters' exceed the cumulative minimum year-to-date guarantee, incremental fees are due. Such incremental fees are recognized in the period when the year-to-date fees exceed the cumulative minimum level. In fiscal 2001, 2000, and 1999, revenue from Reuters was $25.6 million, $20.8 million, and $18.0 million, respectively, which accounted for 8%, 8%, and 19% of our total revenue, respectively. The amended agreement also revises the terms under which we may sell to customers in the financial services segment. Royalty payments to Reuters for resale of Reuters products and services or fees associated with sales to the financial services segment are classified as related party cost of sales. In addition, the amended agreement also requires us to provide Reuters with internal maintenance and support until December 31, 2011 for a fee of $1.2 million for the calendar year 2001 and $2.0 million per year thereafter. Reuters may choose at its option to discontinue such internal maintenance and support after 2002 and pay no additional fees. This amount is recognized ratably over the corresponding period as related party maintenance revenue.

   Our revenue is derived from a diverse customer base and no single customer represented greater than 10% of total revenue during fiscal years 2001, 2000, and 1999, respectively, with the exception of Reuters. One customer had a balance in excess of 10% of net accounts receivable at November 30, 2000 and two customers had balances greater than 10% of net accounts receivable at November 30, 1999. We establish allowances for doubtful accounts based on our evaluation of collectibility and an allowance for returns and discounts based on specifically identified credits and historical experience.

   The following table sets forth, for the periods indicated, certain financial information as a percentage of total revenue:

                                                              Year Ended
                                                             November 30,
                                                           ---------------
                                                           2001  2000  1999
                                                           ----  ----  ----
   Revenue:
      License revenue
          Non-related parties.............................  62 %  64 %  41 %
          Related parties.................................   6     8    18
                                                           ---   ---   ---
             Total license revenue........................  68    72    59
                                                           ---   ---   ---
      Service and maintenance revenue
          Non-related parties.............................  29    27    38
          Related parties.................................   3     1     3
                                                           ---   ---   ---
             Total service and maintenance revenue........  32    28    41
                                                           ---   ---   ---
                 Total revenue............................ 100   100   100
                                                           ---   ---   ---
   Cost of revenue
      Stock-based compensation............................  --     1     1
      Other cost of revenue non-related parties...........  19    23    35
      Other cost of revenue related parties...............   1     1     3
                                                           ---   ---   ---
          Total cost of revenue...........................  20    25    61
                                                           ---   ---   ---
   Gross profit...........................................  80    75    61
                                                           ---   ---   ---
   Operating expenses:
      Research and development
          Stock-based compensation........................   4     8     3
          Other research and development..................  25    23    28
      Sales and marketing
          Stock-based compensation........................   3    13     4
          Other sales and marketing.......................  43    37    34
      General and administrative
          Stock-based compensation........................   1     1     1
          Other general and administrative................   7     7     9
      Acquired in-process research and development........  --     1     3
      Amortization of goodwill and acquired intangibles...   7     4     1
      Restructuring charges...............................   7    --    --
                                                           ---   ---   ---
          Total operating expenses........................  97    94    83
                                                           ---   ---   ---
   Loss from operations................................... (17)  (19)  (22)
   Interest income and other, net.........................  10    10     2
                                                           ---   ---   ---
   Loss before income taxes...............................  (7)   (9)  (20)
   Benefit (provision) for income taxes...................   3    (1)   --
                                                           ---   ---   ---
   Net loss...............................................  (4)% (10)% (20)%
                                                           ===   ===   ===

Results of Operations

  Total Revenue

   Total revenue was $319.3 million, $251.8 million and $96.4 million in fiscal 2001, 2000, and 1999, respectively, representing increases of $67.5 million, or 27%, from fiscal 2000 to fiscal 2001 and $155.4 million, or 161%, from fiscal 1999 to fiscal 2000. Revenue from Reuters accounted for 8%, 8% and 19% of our total revenue in fiscal 2001, 2000 and 1999 respectively. In fiscal 2001, 2000 and 1999, revenue from Reuters was $25.6 million, $20.8 million, and $18.0 million respectively, consisting primarily of product fees on its sales of our products under our license agreement with Reuters.

  License Revenue

   License revenue was $216.8 million, $181.6 million and $56.9 million in fiscal 2001, 2000, and 1999, respectively. License revenue increased $35.2 million, or 19%, from 2000 to fiscal 2001. This increase was due primarily to the increased volume of sales to both new and existing customers. License revenue increased $124.7 million, or 219%, from 1999 to fiscal 2000. This increase was due primarily to the increased volume of sales from a broader suite of products. License revenue was 68%, 72% and 59% of total revenue in fiscal 2001, 2000 and 1999, respectively. The decrease in license revenue as a percentage of total revenue from fiscal 2000 to fiscal 2001 was due to slowing sales growth in a weakening global economy along with the increase in service and maintenance revenue. The increase in license revenue as a percentage of total revenue from fiscal 1999 to fiscal 2000 reflected our strategy of pursuing a license-driven business model, the increasing acceptance of our products in key vertical markets and the expansion of our relationships with systems integrators which effectively leverages our direct sales of software products. We expect that license revenues will grow in absolute dollars and will remain relatively constant as a percentage of total revenue in fiscal 2002.

  Service and Maintenance Revenue

   Service and maintenance revenue was $102.5 million, $70.2 million and $39.5 million in fiscal 2001, 2000 and 1999, respectively, representing increases of $32.3 million, or 46%, from fiscal 2000 to fiscal 2001 and $30.7 million, or 78%, from fiscal 1999 to fiscal 2000. Service and maintenance revenue was 32%, 28% and 41% of total revenue in fiscal 2001, 2000 and 1999, respectively. These increases were primarily a result of additional maintenance revenue related to the growth in license revenue and renewals related to the growing installed customer base. We expect that service and maintenance revenue revenues will grow in absolute dollars and will remain relatively consistent as a percentage of total revenue in fiscal 2002.

  Cost of Revenue

   Cost of revenue consists primarily of salaries, third party contractor and associated expenses related to providing project implementation services, the cost of providing maintenance and customer support services, royalties and product fees. The majority of our cost of revenue is directly related to our service revenue. Cost of revenue, excluding stock based compensation charges, was $63.8 million, $61.5 million and $36.6 million in fiscal 2001, 2000 and 1999, respectively, representing increases of $2.3 million, or 4%, from fiscal 2000 to fiscal 2001 and $24.9 million, or 68%, from fiscal 1999 to fiscal 2000. Cost of revenue was 20%, 24% and 38% of total revenue in fiscal 2001, 2000 and 1999, respectively. The increases in cost of revenue in absolute dollars in fiscal 2001 and 2000 resulted from increased service and maintenance revenue.

  Research and Development Expenses

   Research and development expenses consist primarily of personnel, third party contractors and related costs associated with the development of our TIBCO ActiveEnterprise, TIBCO ActiveExchange, and TIBCO ActivePortal product suites. Research and development expenses, excluding stock based compensation charges, were $78.9 million, $57.9 million and $27.5 million in fiscal 2001, 2000 and 1999, respectively, representing increases of $21.0 million, or 36%, from fiscal 2000 to fiscal 2001 and $30.4 million, or 111%, from fiscal 1999 to fiscal 2000. These increases were due primarily to increases in our development staff and third party development agreements that we entered into during fiscal 2001 as we continued to expand the product suites and upgrade the performance of existing products. Research and development expenses were 25%, 23% and 28% of total revenue in fiscal 2001, 2000 and 1999, respectively. We believe that continued investment in research and development is critical to attaining our strategic objectives and, as a result, expect that spending on research and development will continue to increase in absolute dollars while declining slightly as a percentage of revenue in fiscal 2002.

  Sales and Marketing Expenses

   Sales and marketing expenses consist primarily of personnel and related costs of our direct sales force and marketing staff and the cost of marketing programs, including customer conferences, promotional materials, trade shows and advertising. Sales and marketing expenses, excluding stock based compensation charges, were $136.8 million, $92.2 million and $33.1 million in fiscal 2001, 2000 and 1999, respectively, representing increases of $44.6 million, or 48%, from fiscal 2000 to fiscal 2001 and $59.1 million, or 178%, from fiscal 1999 to fiscal 2000. These increases resulted primarily from the continued expansion of our domestic and international direct sales force in order to sell our expanding suite of products. Sales and marketing expenses were 43%, 37% and 34% of total revenue in fiscal 2001, 2000 and 1999, respectively. We intend to continue to increase staff in our direct sales organization and to develop product-marketing programs and, accordingly, expect that sales and marketing expenditures will continue to increase in absolute dollars while remaining relatively constant as a percentage of revenue for fiscal 2002.

  General and Administrative Expenses

   General and administrative expenses consist primarily of personnel and related costs for general corporate functions, including executive, legal, finance, accounting and human resources. General and administrative expenses, excluding stock based compensation charges, were $22.8 million, $18.5 million and $8.2 million in fiscal 2001, 2000 and 1999, respectively, representing increases of $4.3 million, or 23%, from fiscal 2000 to fiscal 2001 and $10.3 million, or 125%, from fiscal 1999 to fiscal 2000. These increases were primarily a result of increased staffing and associated operational costs related to building our general and administrative infrastructure. We expect that general and administrative expenses will increase in absolute dollars but remain relatively stable as a percentage of total revenue for fiscal 2002.

  Stock-based Compensation

   In connection with the grant of stock options to employees and non-employee directors during fiscal 1998 and 1999, we recorded aggregate unearned compensation of $22.8 million, representing the difference between the deemed fair value of our common stock at the date of grant and the exercise price of such options. In addition, we recorded aggregate unearned compensation of $34.9 million in connection with the acquisition of Extensibility Inc. (Extensibility) related to unvested options that were assumed as well as stock that was issued as part of the consideration for the acquisition, which is being held in an escrow account. Such amount is presented as a reduction of stockholders' equity and is amortized over the vesting period of the applicable option or as the stock is released from escrow and is shown by expense category. We expect to amortize $2.6 million, $1.0 million and $0.2 million of unearned stock-based compensation in fiscal 2002, 2003, and 2004, respectively. Stock-based compensation expense related to employees, non-employee directors and Extensibility was $26.5 million, $16.7 million and $5.7 million in fiscal 2001, 2000 and 1999, respectively.

   Stock-based compensation expense related to stock options granted to consultants is recognized as earned using the multiple option method as prescribed by Financial Accounting Standards Board Interpretation No. 28, and is shown by expense category. At each reporting date, we re-value the stock-based compensation using the Black-Scholes option pricing model. As a result, the stock-based compensation expense will fluctuate as the fair market value of our common stock fluctuates. In connection with the grant of stock options to consultants, we recorded stock-based compensation expense of $0.1 million, $34.8 million and $3.5 million in fiscal 2001, 2000 and 1999, respectively. As of November 30, 2001, we expect to amortize stock-based compensation expense related to consultants of $0.3 million in fiscal 2002, assuming no change in the underlying value of our common stock.

   In fiscal 2001 and 2000, we recognized $0.5 million and $5.4 million, respectively, as stock compensation expense related to the employer portion of payroll taxes due as a result of employee exercise of nonqualified stock options.

  Acquired In-process Research and Development

   Management estimated that $2.3 million of the purchase price of Extensibility in fiscal 2000 and $2.8 million of the purchase price of InConcert, Inc. (InConcert) in fiscal 1999 represented acquired in-process research and development (IPRD) that did not meet the requirements for capitalization. Accordingly, these amounts were immediately charged to expense upon consummation of the acquisitions. The value of IPRD was determined by estimating the expected cash flows from the projects once commercially viable, discounting the net cash flows back to their present value and then applying a percentage of completion. The projects have subsequently been completed.

  Amortization of Goodwill and Other Acquired Intangibles

   Amortization of goodwill and other acquired intangibles was $23.5 million, $10.5 million and $0.5 million in fiscal 2001, 2000 and 1999, respectively. Goodwill and other acquired intangibles of $68.0 million recorded in connection with the acquisition of Extensibility in August 2000 are being amortized over their useful lives of two to five years. During the fourth quarter of 1999, $31.2 million of goodwill and other acquired intangibles were recorded in connection with the asset purchase of InConcert and are being amortized over their estimated useful life of 5 years.

  Restructuring charge

   During fiscal 2001, we recorded a restructuring charge of $21.2 million, consisting of $2.8 million for headcount reductions, $17.8 million for consolidation of facilities, and $0.6 million of other related restructuring charges. In response to slower sales growth in a weakening global economy, these restructuring charges were taken to align our cost structure with changing market conditions. The plan resulted in headcount reduction of approximately 170 employees, which was made up of 46% sales and marketing staff, 23% professional services staff, 16% general and administrative staff and 15% research and development staff. The plan also included the consolidation of facilities through closing excess field offices and moving corporate offices into one campus.

   Cash utilized during the fiscal year ended November 30, 2001 included $2.8 million for severance and other costs related to headcount reductions and $0.6 million for facilities and other restructuring costs. The provision of $17.8 million at November 30, 2001 is for facility charges which are expected to be paid over the next six years.

  Interest Income, net, Other Expense, net and Realized Loss on Investments

   Interest income was $33.8 million, $28.1 million and $2.7 million in fiscal 2001, 2000 and 1999, respectively. In fiscal 2001, the increase was due primarily to an increase in average balances resulting from positive cash flow from operating activities and the investment balances from the our follow-on offering being held for the entire year. The increase in fiscal 2000 was primarily attributable to an increase in interest income due to higher average cash and investment balances following the successful completion of our follow-on offering in March 2000. Other expense, net includes translation adjustments and other miscellaneous expense items. Other expense, net was $2.4 million, $1.4 million and $0.7 million in fiscal 2001, 2000 and 1999, respectively. Realized loss on investments, net was $0.4 million and $1.8 million in fiscal 2001 and 2000, respectively.

  Income taxes

   In fiscal 2001 and 2000, respectively, a $10.5 million benefit and $1.9 million provision was recorded for federal, state, and foreign taxes. No provision was recorded for fiscal 1999. As of November 30, 2001, our federal and state net operating loss carryforwards for income tax purposes were $463 million and $201 million, respectively, which expire through 2021. As of November 30, 2001, our federal and state tax credit carryforwards for income tax purposes were $4.8 million and $6.0 million, respectively, which expire through 2021. Since our incorporation, we had provided a valuation allowance on our deferred tax assets because of uncertainty regarding their realization. At November 30, 2001, we removed the valuation allowance because we expect that it is more likely than not that all deferred tax assets will be realized in the foreseeable future.

   In the event of a change in ownership, as defined under federal and state tax laws, our net operating loss and tax credit carryforwards may be subject to annual limitation. The annual limitation may result in the expiration of the net operating loss and tax credit carryforwards before utilization.

Liquidity and Capital Resources

   In March 2000, we completed a follow-on offering of 4,775,750 shares of our common stock at $106.00 per share. Net proceeds to us aggregated approximately $481 million, net of underwriters' commissions and issuance costs of $1.1 million. In July 1999, we completed an initial public offering of 27,485,001 shares of our common stock at $5.00 per share. Net proceeds to us aggregated approximately $123.5 million, net of underwriters' commissions and offering expenses of $13.8 million.

   Net cash provided by operating activities in fiscal 2001 was $103.0 million resulting from positive cash flows as our net loss of $13.2 million was more than offset by non-cash charges of $51.7 million and by a net reduction of $64.5 million in working capital principally due to a reduction in trade receivables. Net cash provided by operating activities in fiscal 2000 was $37.6 million as our net loss of $25.0 million was offset by non-cash charges of $70.6 million. Net cash used by operating activities in fiscal 1999 was $9.7 million, resulting primarily from our net losses.

   Net cash used in investing activities was $186.7 million, $374.8 million and $103.8 million in fiscal 2001, 2000 and 1999, respectively. Net cash used in investing activities in fiscal 2001 and 2000 was related primarily to the purchase of short-term investments. Net cash used for investing activities for fiscal 1999 related primarily to the purchase of short-term investments and to the acquisition of InConcert, Inc.

   Net cash provided by financing activities for fiscal 2001, 2000 and 1999, respectively, was $11.7 million, $495.9 million and $126.5 million. We raised $481.0 million in a follow-on offering in fiscal 2000 and $123.5 million in an initial public offering in fiscal 1999.

   At November 30, 2001 and 2000, we had $677.3 million and $582.9 million in cash, cash equivalents and investments, respectively. We anticipate continued growth in our operating expenses for the foreseeable future, particularly in sales and marketing expenses and, to a lesser extent, research and development and general and administrative expenses. As a result, we expect to use our cash resources to fund our operating expenses and capital expenditures, including the construction of our campus and additions to our IT infrastructure, and additionally, to fund acquisitions or investments in complementary businesses, technologies or product lines. We believe that our current cash, cash equivalents, investments and cash flows from operations will be sufficient to meet our anticipated cash requirements for working capital and capital expenditures for at least the next twelve to eighteen months.

Recent Accounting Pronouncements

   In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets.

SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, we are required to adopt SFAS No.142 effective December 1, 2002. Amortization of goodwill and intangible assets with indefinite lives acquired before July 1, 2000 was $17.4 million in fiscal 2001.

   In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company is required to adopt SFAS No. 144 on December 1, 2002 and does not expect the adoption of SFAS No. 144 to have a material impact on our results of operations and financial position.

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

   We may not be able to sustain our growth or obtain sufficient revenue to achieve and sustain profitability. We incurred net losses of approximately $13.2 million, $25.0 million, and $19.5 million in fiscal 2001, 2000, and 1999 respectively. As of November 30, 2001, we had an accumulated deficit of approximately $75.3 million.

   We have invested significantly in building our sales and marketing organization and in our technology research and development. We expect to continue to spend financial and other resources on developing and introducing enhancements to our existing and new software products and our direct sales and marketing activities. As a result, we need to generate significant revenue to achieve and maintain profitability.

Our future revenue is unpredictable, and we expect our quarterly operating results to fluctuate, which may cause our stock price to decline.

   Period-to-period comparisons of our operating results may not be a good indication of our future performance. Moreover, our operating results in some quarters may not meet the expectations of stock market analysts and investors. In that event, our stock price would likely decline. As a result of our limited operating history, our business strategy and the evolving nature of the markets in which we compete, we may have difficulty accurately forecasting our revenue in any given period. In addition to the factors discussed elsewhere in this section, a number of factors may cause our revenue to fall short of our expectations or cause fluctuations in our operating results, including:

  . the announcement or introduction of new or enhanced products or services by our competitors;

  . the amount and timing of operating costs and capital expenditures relating to the expansion of our operations; and

  .  the capital and expense budgeting decisions of our customers.

   In addition, our quarterly operating results are subject to variations throughout the year due to seasonal factors, which generally result in lower sales activity in our first and third fiscal quarters.

There can be no assurance that any of our customers will continue to purchase our products in the future.

   We do not have long-term contracts with any of our customers. There can be no assurance that any of our customers will continue to purchase our products in the future. As a result, a customer that generates substantial revenue for us in one period may not be a source of revenue in subsequent periods. One customer accounted for 10.0% and 11.2% of our total revenue in the second and third quarters of fiscal 2001, respectively.

Our licensing and distribution relationship with Reuters places limitations on our ability to conduct our business.

   We have a significant relationship with Reuters for licensing and distribution. Our relationship with Reuters involves limitations and restrictions on our business, as well as other risks, described below.

   Reuters has access to the intellectual property used in our products, and could use the intellectual property to compete with us. We license from Reuters the underlying TIB messaging technology, that existed as of December 31, 1996 which is incorporated into some of our important TIBCO ActiveEnterprise products. We do not own this technology. Reuters is not restricted from using the TIB technology to produce products that compete with our products, and it can grant limited licenses to the TIB technology to others who may compete with us. In addition, we must license all the intellectual property and products we create through December 2011 to Reuters. This will place Reuters in a position to more easily develop products that compete with our product offerings.

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

   A significant portion of our revenue from sales in the financial services market consists of product fees paid to us by Reuters. Although Reuters is a distributor of our products in the financial services market and is required to pay us guaranteed minimum product fee payments until the end of 2002, Reuters has no contractual obligation to distribute our products to financial services customers. Reuters and other distributors may not be successful in selling our products into the financial services market, or they may elect to sell competitive third-party products into that market, either of which may adversely affect our revenue in that market. In addition, when we sell to customers in the financial services market, we must pay a fee to Reuters.

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

The market for infrastructure software may not grow as quickly as we anticipate, which would cause our revenues to fall below expectations.

   The market for infrastructure software is relatively new and evolving. We earn a substantial portion of our revenue from sales of our infrastructure software, including application integration software, and related services. We expect to earn substantially all of our revenue in the foreseeable future from sales of these products and services. Our future financial performance will depend on continued growth in the number of organizations demanding software and services for application integration, information delivery and seeking outside vendors to develop, manage and maintain this software for their critical applications. Many of our potential customers have made significant investments in internally developed systems and would incur significant costs in switching to third-party products, which may substantially inhibit the growth of the market for infrastructure software. If the market fails to grow, or grows more slowly than we expect, our sales will be adversely affected. In addition, a weakening global economy may lead to slower sales growth.

Our acquisition strategy could cause financial or operational problems.

   Our success depends on our ability to continually enhance and broaden our product offerings in response to changing technologies, customer demands, and competitive pressures. To this end, we may acquire new and complementary businesses, products or technologies. We do not know if we will be able to complete any acquisitions or that we will be able to successfully integrate any acquired business, operate them profitably, or retain their key employees. Integrating any newly acquired business, product or technology could be expensive and time-consuming, could disrupt our ongoing business, and could distract our management. We may face competition for acquisition targets from larger and more established companies with greater financial resources. In addition in order to finance any acquisitions, we might need to raise additional funds through public or private financings. In that event, we could be forced to obtain equity or debt financing on terms that are not favorable to us and, in the case of equity financing, that results in dilution to our stockholders. If we are unable to integrate any newly acquired entity, products or technology effectively, our business, financial condition and operating results would suffer. In addition, any amortization of goodwill and intangible assets or other charges resulting from the costs of acquisitions could harm our operating results.

Our investment strategy could cause financial or operational problems.

   Through November 30, 2001, we had invested $27.4 million in companies with complementary technologies or products or which provide us with access to additional vertical markets and customers, and we plan to continue making such investments in the future. The companies in which we invest are often at early stages of development, and no public market exists for their securities at the time of our investment. These investments may not result in any meaningful commercial benefit to us, and our investments could lose all or a significant part of their value. Moreover, in certain circumstances, these investments could subject us to restrictions imposed by the Investment Company Act of 1940. We might have to take actions, including buying, refraining from buying, selling or refraining from selling securities when we would otherwise not wish to, in order to avoid registration under the Investment Company Act of 1940.

Our stock price may be volatile, which could cause investors to lose all or part of their investments in our stock.

   The stock market in general, and the stock prices of technology companies in particular, have recently experienced volatility which has often been unrelated to the operating performance of any particular company or companies. During fiscal 2001, for example, our stock price fluctuated between a high of $77.50 and a low of $5.07. If market or industry-based fluctuation continue, our stock price could decline in the future regardless of our actual operating performance and investors could lose all or part of their investments.

The rapid growth of our operations could strain our resources and cause our business to suffer.

   Our ability to successfully offer products and services and implement our business plan in a rapidly evolving market requires an effective planning and management process. We have increased the scope of our operations and we have increased our headcount substantially, both domestically and internationally. We must successfully integrate these new employees into our operations and generate sufficient revenues to justify the costs associated with these employees. If we fail to successfully integrate employees or to generate the revenue necessary to offset employee-related expenses, we could be forced to reduce our headcount, which would force us to incur significant expenses and would harm our business and operating results. For example, in response to changing market conditions, in fiscal 2001 we recorded a restructuring charge of $21.2 million, including $2.8 million related to a reduction of our headcount by approximately 170 employees. Our growth has placed and will continue to place a significant strain on our management systems, infrastructure and resources. We expect that we will need to continue to improve our financial and managerial controls, reporting systems and procedures. We will also need to continue to train and manage our workforce worldwide. Furthermore, we expect that we will be required to manage an increasing number of relationships with various customers and other third parties. Failure to expand any of the foregoing areas efficiently and effectively could interfere with the growth of our business as a whole.

Pending litigation could harm our business.

   Between July 6, 2001 and December 6, 2001, several purported class action complaints were filed in the United States District Court for the Southern District of New York against us, several of our current and former officers and directors and the underwriters of our July 1999 initial public offering and March 2000 follow-on offering. The complaints generally allege that the named defendants violated federal securities laws because the prospectuses related to the offerings failed to disclose, and contained false and misleading statements regarding, certain commissions purported to have been received by the underwriters, and other underwriter practices, in connection with their allocation of shares in our offerings. We believe that the claims against us and our current and former officers and directors are without merit and we intend to defend against the complaints vigorously. The complaints do not specify the amount of damages that plaintiffs seek, and as a result, we are unable to estimate the possible range of damages that might be incurred as a result of the lawsuits. We have not accrued any amounts relating to potential damages associated with the lawsuits. The uncertainty associated with a substantial unresolved lawsuit could harm our business, financial condition and reputation. The defense of the lawsuits could result in the diversion of our management's time and attention away from business operations, which could harm our business. Negative developments with respect to the lawsuits could cause our stock price to decline. In addition, although we are unable to determine the amount, if any, that we may be required to pay in connection with the resolutions of the lawsuits by settlement or otherwise, such a payment could seriously harm our financial condition, results of operations and liquidity.

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

   At the end of fiscal 2001, 2000 and 1999, we had an investment portfolio of fixed income securities totaling $566.5 million, $401.9 million and $76.1 million, excluding those classified as cash and cash equivalents and restricted funds, respectively. Our investments consist primarily of bank and finance notes, various government obligations and asset-backed securities. These securities are classified as available-for-sale and are recorded on the balance sheet at fair market value with unrealized gains or losses reported as a separate component of stockholders' equity. Unrealized losses are charged against income when a decline in fair market value is determined to be other than temporary. The specific identification method is used to determine the cost of securities sold.

   The investment portfolio is subject to interest rate risk and will fall in value in the event market interest rates increase. If market interest rates were to increase immediately and uniformly by 100 basis points (approximately 38% of current rates in the portfolio) from levels as of November 30, 2001, the fair market value of the portfolio would decline by approximately $3.9 million.

   We develop products in the United States and sell in North America, Europe and the Pacific Rim. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. A majority of sales are currently made in U.S. dollars, however, a strengthening of the dollar could make our products less competitive in foreign markets. We enter into foreign currency forward exchange contracts ("forward contracts") to manage exposure related to accounts receivable denominated in foreign currencies. We do not enter into derivative financial instruments for trading purposes. We had outstanding forward contracts with notional amounts totaling approximately $4.5 million, $6.2 million and $0.5 million at November 30, 2001, 2000 and 1999, respectively. The open contracts at November 30, 2001 mature at various dates through February 2002 and are economic hedges of certain foreign currency transaction exposures in the Australian Dollar, British Pound, Swedish Krona, Euro, Japanese Yen, and Danish Krone. The fair value of these forward contracts at November 30, 2001 was not significant.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   Not applicable.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

   The information required by this item concerning our directors and executive officers is incorporated by reference to the information set forth in the sections entitled "Election of Directors" and "Executive Compensation and Employment Agreements" in our Proxy Statement for the 2002 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our fiscal year ended November 30, 2001.

ITEM 11.  EXECUTIVE COMPENSATION

   The information required by this item regarding executive compensation is incorporated by reference to the information set forth in the sections entitled "Election of Directors--Director Compensation" and "Executive Compensation and Employment Agreements" in our Proxy Statement for the 2002 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our fiscal year ended November 30, 2001.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The information required by this item regarding security ownership of certain beneficial owners and management is incorporated by reference to the information set forth in the section entitled "Security Ownership of Certain Beneficial Owners and Management" in our Proxy Statement for the 2002 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our fiscal year ended November 30, 2001.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The information required by this item regarding certain relationships and related transactions is incorporated by reference to the information set forth in the sections entitled "Certain Transactions" and "Compensation Committee Interlocks and Insider Participation in Compensation Decisions" in our Proxy Statement for the 2002 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our fiscal year ended November 30, 2001.

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

      3. Exhibits: See Item 14(c) below. The management contracts and compensatory plans or arrangements required to be filed as exhibits to this form pursuant to Item 14(c) are as follows:

      10.4 1996 Stock Plan, as amended

      10.5 1998 Director Option Plan, as amended.

      10.7 Employment Agreement between Registrant and Vivek Y. Ranadive.

      10.8 Employment Agreement between Registrant and Robert P. Stefanski.

   (b) Reports on Form 8-K.

   We filed a current report on Form 8-K on January 10, 2002, to announce the execution on January 4, 2002 of a definitive agreement for our acquisition of Talarian Corporation, in a stock and cash transaction.

   We filed a current report on Form 8-K on March 8, 2001, to announce the approval by our Board of Directors of a stock option exchange program for employees.

   (c) Exhibits. The exhibits listed on the accompanying Exhibit Index immediately following the signature page are filed as part of, or are incorporated by reference into, this Form 10-K.

   (d) Financial Statement Schedules.  None

                              TIBCO SOFTWARE INC.

                         INDEX TO FINANCIAL STATEMENTS

                                                               Page
                                                               ----
             Report of Independent Accountants................ F-2

             Consolidated Balance Sheets...................... F-3

             Consolidated Statements of Operations............ F-4

             Consolidated Statement of Stockholders' Equity... F-5

             Consolidated Statements of Cash Flows............ F-6

             Notes to Consolidated Financial Statements....... F-7

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of TIBCO Software Inc.:

   In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of TIBCO Software Inc. and its subsidiaries at November 30, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended November 30, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/  PRICEWATERHOUSECOOPERS LLP

San Jose, California
January 25, 2002

                              TIBCO SOFTWARE INC.

                          CONSOLIDATED BALANCE SHEETS
                     (in thousands, except per share data)

                                                                                        November 30,
                                                                                     ------------------
                                                                                       2001      2000
                                                                                     --------  --------
                                      ASSETS
Current Assets:
   Cash and cash equivalents........................................................ $100,158  $171,658
   Short-term investments...........................................................  577,182   411,242
   Accounts receivable, net.........................................................   59,080    89,978
   Due from related parties.........................................................      959     3,411
   Other current assets.............................................................   22,272    17,410
                                                                                     --------  --------
       Total current assets.........................................................  759,651   693,699
Property and equipment, net.........................................................   38,250    27,593
Other assets........................................................................   30,223    19,673
Goodwill and acquired intangibles, net..............................................   64,003    88,250
                                                                                     --------  --------
                                                                                     $892,127  $829,215
                                                                                     ========  ========
                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable................................................................. $  4,378  $  6,712
   Amounts due related parties......................................................    1,773     2,144
   Accrued liabilities..............................................................   73,445    54,905
   Deferred revenue.................................................................   41,252    33,635
                                                                                     --------  --------
       Total current liabilities....................................................  120,848    97,396
Commitments and contingencies (Note 8)
Deferred income taxes...............................................................       --     2,284
Stockholders' equity:
   Common stock, $0.001 par value; 1,200,000 shares authorized; 199,117 and 194,882
     shares issued and outstanding, respectively....................................      199       195
   Additional paid-in capital.......................................................  839,642   817,077
   Unearned stock-based compensation................................................   (3,796)  (29,946)
   Accumulated other comprehensive income...........................................   10,522     4,255
   Accumulated deficit..............................................................  (75,288)  (62,046)
                                                                                     --------  --------
       Total stockholders' equity...................................................  771,279   729,535
                                                                                     --------  --------
                                                                                     $892,127  $829,215
                                                                                     ========  ========

The accompanying notes are an integral part of these consolidated financial statements.

                              TIBCO SOFTWARE INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)

                                                            Year Ended November 30,
                                                         ----------------------------
                                                           2001      2000      1999
                                                         --------  --------  --------
License revenue:
    Non-related parties................................. $197,334  $160,700  $ 39,680
    Related parties.....................................   19,423    20,901    17,236
                                                         --------  --------  --------
       Total license revenue............................  216,757   181,601    56,916
                                                         --------  --------  --------
Service and maintenance revenue:
    Non-related parties.................................   93,867    66,841    36,601
    Related parties.....................................    8,627     3,355     2,923
                                                         --------  --------  --------
       Total service and maintenance revenue............  102,494    70,196    39,524
                                                         --------  --------  --------
          Total revenue.................................  319,251   251,797    96,440
                                                         --------  --------  --------
Cost of revenue:
    Stock-based compensation............................      977     3,025     1,113
    Other cost of revenue non-related parties...........   60,892    58,537    33,437
    Other cost of revenue related parties...............    2,937     2,956     3,175
                                                         --------  --------  --------
       Total cost of revenue............................   64,806    64,518    37,725
                                                         --------  --------  --------
Gross profit............................................  254,445   187,279    58,715
                                                         --------  --------  --------
Operating expenses:
    Research and development
     Stock-based compensation...........................   12,109    18,525     2,707
     Other research and development.....................   78,878    57,861    27,478
    Sales and marketing
     Stock-based compensation...........................   10,128    33,637     4,281
     Other sales and marketing..........................  136,818    92,228    33,130
    General and administrative
     Stock-based compensation...........................    3,751     1,729     1,151
     Other general and administrative...................   22,799    18,489     8,229
    Acquired in-process research and development........       --     2,260     2,800
    Amortization of goodwill and acquired intangibles...   23,516    10,479       521
    Restructuring charges...............................   21,197        --        --
                                                         --------  --------  --------
       Total operating expenses.........................  309,196   235,208    80,297
                                                         --------  --------  --------
Loss from operations....................................  (54,751)  (47,929)  (21,582)
Interest income, net....................................   33,835    28,064     2,707
Other expense, net......................................   (2,355)   (1,386)     (606)
Realized loss on investments, net.......................     (440)   (1,812)       --
                                                         --------  --------  --------
Loss before income taxes................................  (23,711)  (23,063)  (19,481)
Benefit (provision) for income taxes....................   10,469    (1,888)       --
                                                         --------  --------  --------
Net loss................................................ $(13,242) $(24,951) $(19,481)
                                                         ========  ========  ========
Net loss per share:
    Basic and diluted................................... $  (0.07) $  (0.14) $  (0.19)
                                                         ========  ========  ========
    Weighted average common shares outstanding..........  195,001   184,177   104,112
                                                         ========  ========  ========

The accompanying notes are an integral part of these consolidated financial statements.

                              TIBCO SOFTWARE INC.

                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                (in thousands)



                                                                        Convertible
                                                                      Preferred Stock  Common Stock  Additional   Unearned
                                                                      --------------  --------------  Paid-In   Stock-based
                                                                      Shares   Amount Shares  Amount  Capital   Compensation
                                                                      -------  ------ ------- ------ ---------- ------------
Balance at November 30, 1998.........................................  81,678   $ 82   67,131  $ 67   $ 46,399    $ (7,230)

Net loss.............................................................      --     --       --    --         --          --
Cumulative translation adjustment....................................      --     --       --    --         --          --
Change in net unrealized loss on investments.........................      --     --       --    --         --          --

   Comprehensive loss................................................

Issuance of common stock in public offering, net of issuance costs of
 $13,925.............................................................      --     --   27,486    27    123,470          --
Conversion of convertible preferred stock in connection with our
 initial public offering............................................. (81,678)   (82)  81,678    82         --          --
Exercise of common stock options, net................................      --     --    4,920     5      2,965          --
Unearned stock-based compensation, net...............................      --     --       --    --     10,105        (853)
                                                                      -------   ----  -------  ----   --------    --------
Balance at November 30, 1999.........................................      --     --  181,215   181    182,939      (8,083)

Net loss.............................................................      --     --       --    --         --          --
Cumulative translation adjustment....................................      --     --       --    --         --          --
Change in net unrealized gain on investments.........................      --     --       --    --         --          --

   Comprehensive loss................................................

Issuance of common stock in follow-on offering, net of issuance costs
 of $1,147...........................................................      --     --    4,776     5    481,032          --
Common stock issued in connection with acquisition of Extensibility
 Inc.................................................................      --     --      829     1     64,983          --
Deferred compensation related to acquisition of Extensibility Inc....      --     --       --    --     34,905     (34,905)
Exercise of common stock options, net................................      --     --    7,170     7     10,520          --
Employee stock purchase program, common stock issued.................      --     --      892     1      4,332          --
Unearned stock-based compensation, net...............................      --     --       --    --     38,366      13,042
                                                                      -------   ----  -------  ----   --------    --------
Balance at November 30, 2000.........................................      --     --  194,882   195    817,077     (29,946)

Net loss.............................................................      --     --       --    --         --          --
Cumulative translation adjustment....................................      --     --       --    --         --          --
Change in net unrealized gain on investments, net of tax of $3,726...      --     --       --    --         --          --

   Comprehensive loss................................................

Exercise of common stock options, net................................      --     --    3,195     3      5,107          --
Employee stock purchase program, common stock issued.................      --     --    1,040     1      6,560          --
Tax benefits from employee stock option plans........................      --     --       --    --     10,535          --
Unearned stock-based compensation, net...............................      --     --       --    --        363      26,150
                                                                      -------   ----  -------  ----   --------    --------
Balance at November 30, 2001.........................................      --   $ --  199,117  $199   $839,642    $ (3,796)
                                                                      -------   ----  -------  ----   --------    --------


                                                                       Accumulated
                                                                          Other
                                                                      Comprehensive Accumulated
                                                                      Income (Loss)   Deficit    Total
                                                                      ------------- ----------- --------
Balance at November 30, 1998.........................................    $    --     $(17,614)  $ 21,704
                                                                                                --------
Net loss.............................................................         --      (19,481)   (19,481)
Cumulative translation adjustment....................................        178           --        178
Change in net unrealized loss on investments.........................       (202)          --       (202)
                                                                                                --------
   Comprehensive loss................................................                            (19,505)
                                                                                                --------
Issuance of common stock in public offering, net of issuance costs of
 $13,925.............................................................         --           --    123,497
Conversion of convertible preferred stock in connection with our
 initial public offering.............................................         --           --         --
Exercise of common stock options, net................................         --           --      2,970
Unearned stock-based compensation, net...............................         --           --      9,252
                                                                         -------     --------   --------
Balance at November 30, 1999.........................................        (24)     (37,095)   137,918
                                                                                                --------
Net loss.............................................................         --      (24,951)   (24,951)
Cumulative translation adjustment....................................       (751)          --       (751)
Change in net unrealized gain on investments.........................      5,030           --      5,030
                                                                                                --------
   Comprehensive loss................................................                            (20,672)
                                                                                                --------
Issuance of common stock in follow-on offering, net of issuance costs
 of $1,147...........................................................         --           --    481,037
Common stock issued in connection with acquisition of Extensibility
 Inc.................................................................         --           --     64,984
Deferred compensation related to acquisition of Extensibility Inc....         --           --         --
Exercise of common stock options, net................................         --           --     10,527
Employee stock purchase program, common stock issued.................         --           --      4,333
Unearned stock-based compensation, net...............................         --           --     51,408
                                                                         -------     --------   --------
Balance at November 30, 2000.........................................      4,255      (62,046)   729,535
                                                                                                --------
Net loss.............................................................         --      (13,242)   (13,242)
Cumulative translation adjustment....................................        532           --        532
Change in net unrealized gain on investments, net of tax of $3,726...      5,735           --      5,735
                                                                                                --------
   Comprehensive loss................................................                             (6,975)
                                                                                                --------
Exercise of common stock options, net................................         --           --      5,110
Employee stock purchase program, common stock issued.................         --           --      6,561
Tax benefits from employee stock option plans........................         --           --     10,535
Unearned stock-based compensation, net...............................         --           --     26,513
                                                                         -------     --------   --------
Balance at November 30, 2001.........................................    $10,522     $(75,288)  $771,279
                                                                         -------     --------   --------

The accompanying notes are an integral part of these consolidated financial statements.

                              TIBCO SOFTWARE INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                                           Year Ended November 30,
                                                                       -------------------------------
                                                                         2001       2000       1999
                                                                       ---------  ---------  ---------
Cash flows from operating activities:
 Net loss............................................................. $ (13,242) $ (24,951) $ (19,481)
 Adjustments to reconcile net loss to net cash provided by (used for)
   operating activities:
   Depreciation and amortization......................................    11,178      4,687      2,110
   Write-off of in-process research and development...................        --      2,260      2,800
   Amortization of goodwill and other intangibles.....................    23,516     10,479        521
   Amortization of stock-based compensation...........................    26,513     51,408      9,252
   Realized loss on investments.......................................       440      1,812         --
   Deferred income taxes..............................................   (20,450)        --         --
   Tax benefits from employee stock option plans......................    10,535         --         --
   Changes in assets and liabilities:
       Accounts receivable............................................    30,898    (51,287)   (26,119)
       Due from related parties, net..................................     2,081      2,619      1,543
       Other assets...................................................     7,667    (11,814)    (3,005)
       Accounts payable...............................................    (2,334)      (913)     4,019
       Accrued liabilities............................................    18,540     32,749     10,279
       Deferred revenue...............................................     7,617     20,544      8,406
                                                                       ---------  ---------  ---------
          Net cash provided by (used for) operating activities........   102,959     37,593     (9,675)
                                                                       ---------  ---------  ---------
Cash flows from investing activities:
 Deposits held by Reuters.............................................        --         --     15,423
 Purchases of short-term investments..................................  (620,345)  (459,558)  (198,325)
 Sales and maturities of short term investments.......................   461,865    136,661    121,997
 Cash used in acquisitions, net of cash received......................        --     (2,409)   (34,000)
 Purchases of property and equipment, net.............................   (21,835)   (21,423)    (8,931)
 Purchases of private equity investments..............................    (4,347)   (23,033)        --
 Investment pledged as security for letter of credit..................    (2,000)    (5,000)        --
                                                                       ---------  ---------  ---------
          Net cash used for investing activities......................  (186,662)  (374,762)  (103,836)
                                                                       ---------  ---------  ---------
Cash flows from financing activities:
 Net proceeds from issuance of common stock...........................        --    481,037    123,497
 Proceeds from exercise of stock options..............................     5,110     10,527      2,970
 Proceeds from employee stock purchase program........................     6,561      4,333         --
                                                                       ---------  ---------  ---------
          Net cash provided by financing activities...................    11,671    495,897    126,467
                                                                       ---------  ---------  ---------
Effect of exchange rate changes on cash...............................       532       (751)       178
                                                                       ---------  ---------  ---------
Net change in cash and cash equivalents...............................   (71,500)   157,977     13,134
Cash and cash equivalents at beginning of period......................   171,658     13,681        547
                                                                       ---------  ---------  ---------
Cash and cash equivalents at end of period............................ $ 100,158  $ 171,658  $  13,681
                                                                       =========  =========  =========
Supplemental cash flow information:
Cash paid during the year for taxes................................... $   1,262  $     327         --
                                                                       =========  =========  =========
Non-cash investing and financing activities:
Deferred stock compensation........................................... $     363  $  73,271  $  10,105
                                                                       =========  =========  =========
Common stock and options issued in connection with acquisition........        --  $  64,984         --
                                                                       =========  =========  =========
Fair value of liabilities assumed in acquisition......................        --  $    (591)        --
                                                                       =========  =========  =========

The accompanying notes are an integral part of these consolidated financial statements.

                              TIBCO SOFTWARE INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               November 30, 2001

Note 1.  The Company

   TIBCO Software Inc. ("TIBCO Software" or the "Company") is the successor to a portion of the business of Teknekron Software Systems, Inc. ("Teknekron"). Teknekron was founded in 1985 and pioneered the development of "publish and subscribe" computing by creating the software infrastructure for the integration and delivery of market data (e.g., stock quotes, news and other financial information) in the trading rooms of large banks and financial institutions. This publish and subscribe technology, know as The Information Bus or "TIB", permitted the integration of disparate information from various data sources and its distribution across a variety of networks and platforms within these banks, financial institutions and stock exchanges.

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

   In July 1999, the Company completed its initial public offering ("IPO"), of 27,485,001 shares of common stock (including 3,285,000 shares purchased by the underwriters over-allotment option, 1,500,000 shares sold directly to Sun Microsystems, and 800,001 shares sold directly to Yahoo! Inc.) at $5.00 per share. Net proceeds aggregated approximately $123.5 million. At the closing of the offering, all issued and outstanding shares of the Company's preferred stock were converted into an aggregate of 81,678,945 shares of common stock.

   In March 2000, the Company sold 4,775,750 shares of its common stock in a follow-on offering. Net proceeds to the Company aggregated approximately $481 million, net of issuance costs of $1.2 million. At November 30, 2001, Reuters still owned a majority of the Company's common stock.

Note 2.  Basis of Presentation and Significant Accounting Policies

  Principles of Consolidation

   The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances have been eliminated in consolidation.

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

                              TIBCO SOFTWARE INC.

  Foreign Currency Translation

   The functional currency of the Company's wholly-owned foreign subsidiaries are the local currencies. Assets and liabilities of these subsidiaries are translated into U.S. dollars at exchange rates at the balance sheet date. Income and expense items are translated at average exchange rates for the period. Cumulative translation adjustments are included as a component of accumulated other comprehensive loss in stockholders' equity. Foreign exchange transaction gains and losses were not material in any of the periods presented.

  Cash, Cash Equivalents, and Short-term investments

   The Company considers all highly liquid investment securities with remaining maturities, at date of purchase, of three months or less to be cash equivalents. Management determines the appropriate classification of marketable securities at the time of purchase and evaluates such designation as of each balance sheet date. To date, all marketable securities have been classified as available-for-sale and are carried at fair value with unrealized gains and losses, if any, included as a component of accumulated other comprehensive loss in stockholders' equity. These investments are presented as current assets as management expects to use them within one year in current operations even though some have scheduled maturities of greater than one year. Interest, dividends and realized gains and losses are included in interest income. Realized gains and losses are recognized based on the specific identification method.

   Investments consist of the following (in thousands):

                                                              November 30,
                                                          -------------------
                                                            2001      2000
                                                          --------  ---------
  U.S. government debt securities........................ $228,370  $ 119,359
  Corporate debt securities..............................   84,958     65,731
  Marketable equity securities...........................   10,639      9,321
  Notes and other........................................  293,562    362,873
                                                          --------  ---------
     Total available-for-sale securities.................  617,529    557,284
  Less: Amounts classified as cash equivalents...........  (33,347)  (141,042)
     Investment pledged for security of letter of credit.   (7,000)    (5,000)
                                                          --------  ---------
  Total investments......................................  577,182    411,242
  Less: Marketable equity securities.....................  (10,639)    (9,321)
                                                          --------  ---------
     Total fixed income securities....................... $566,543  $ 401,921
                                                          ========  =========

   As of November 30, 2001 and 2000, short-term investments with contractual maturities of one year or less and one year through five years were $111.2 million and $455.3 million, and $73.5 million and $328.4 million, respectively.

  Concentration of Credit Risk

   Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash, cash equivalents, short-term investments and accounts receivable. Cash, cash equivalents and investments are deposited with financial institutions that management believes are creditworthy. The Company's accounts receivable are derived from revenue earned from customers located primarily in the United States and Europe. The Company performs ongoing credit evaluations of its customers' financial condition and, generally, requires no collateral from its customers. The Company maintains an allowance for doubtful accounts receivable based upon the expected collectibility of accounts receivable.

                              TIBCO SOFTWARE INC.

  Capitalized Software Development Costs

   Costs related to research and development are generally charged to expense as incurred. Capitalization of material software development costs begins when a product's technological feasibility has been established. To date, the period between achieving technological feasibility, which the Company has defined as the establishment of a working model which typically occurs when beta testing commences, and the general availability of such software has been short, and as such, software development costs qualifying for capitalization have been insignificant.

   The Company capitalizes certain costs relating to software acquired, developed or modified solely to meet the company's internal requirements and for which there are no substantive plans to market the software. Costs incurred after the preliminary planning stage of the project and after management has authorized and committed funds to the project are required to be capitalized. Capitalized costs relating to software under development to meet internal requirements were $1.5 million, for the year ended November 30, 2001.

  Property and Equipment

    Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets as follows:

 Equipment and software 2-5 years
 Furniture and fixtures 5 years
 Leasehold improvements Shorter of the lease term or the estimated useful life

  Goodwill and Other Intangible Assets

   Goodwill and other intangible assets acquired in purchase transactions prior to July 1, 2001 are amortized on a straight-line method over the estimated useful lives of the assets of between 2 and 5 years. Other intangible assets acquired in purchase transactions prior to July 1, 2001 consist of purchased technology, trademarks, non-compete agreements, assembled workforces and customer bases.

  Impairment of Long-Lived Assets

   The Company evaluates the recoverability of its long-lived assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." When events or changes in circumstances indicate the carrying amount of long-lived assets may not be recoverable the Company recognizes such an impairment in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets. No impairment losses were incurred in the periods presented.

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

                              TIBCO SOFTWARE INC.

the term of the subscription period. Revenue on shipments to resellers, which is generally subject to certain rights of return and price protection, is recognized when the products are sold by the resellers to the end-user customer.

   Service revenue consists primarily of revenue received for performing product development, implementation of system solutions, on-site support, consulting and training. Service revenue is generally recognized as the services are performed.

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

  Advertising Expense

   Advertising costs are expensed as incurred and totaled approximately $0.6 million, $1.1 million, and $0.7 million for the years ended November 30, 2001, 2000, and 1999, respectively.

  Stock-Based Compensation

   The Company accounts for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees" and complies with the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Stock-based compensation expense is amortized, using the multiple option method prescribed by Financial Accounting Standards Board Interpretation ("FIN") No. 28 over the option's vesting period.

   Beginning on July 1, 2000, the Company accounted for stock options assumed and restricted stock issued in acquisitions in accordance with the provisions of FIN No. 44 ("FIN No. 44"), "Accounting for Certain Transactions Involving Stock Compensation-an interpretation of APB Opinion No. 25." Under FIN No. 44, assumed options in a purchase business combination are valued on the date of acquisition at their fair value calculated using the Black-Scholes options pricing model. The fair value of vested options is included as part of the purchase price. A portion of the intrinsic value of unvested options and the fair value of the unvested restricted stock is recorded as unearned stock-based compensation and amortized over the remaining vesting period of the options and restricted stock.

  Comprehensive Loss

   Comprehensive loss includes net loss and other comprehensive income (loss). Other comprehensive income (loss) consists of unrealized gains and losses on available-for-sale securities and cumulative translation adjustments. Total comprehensive loss and the components of accumulated other comprehensive income
(loss) are presented in the accompanying Consolidated Statement of Stockholders' Equity. Total accumulated other comprehensive income (loss) is displayed as a separate component of stockholders' equity in the accompanying Consolidated Balance Sheets.

  Net Loss per Share

   Basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per

                              TIBCO SOFTWARE INC.

share is computed by dividing the net loss for the period by the weighted average number of common and potential common shares outstanding during the period if their effect is dilutive. Potential common shares are comprised of common stock subject to repurchase and incremental shares of common stock issuable upon the exercise of stock options.

   The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share amounts):

                                                     Year Ended November 30,
                                                  ----------------------------
                                                    2001      2000      1999
                                                  --------  --------  --------
Net loss......................................... $(13,242) $(24,951) $(19,481)
                                                  ========  ========  ========
Basic and diluted:
   Weighted average common shares outstanding....  197,258   188,853   110,313
   Weighted average common shares subject to
     repurchase..................................   (2,257)   (4,676)   (6,201)
                                                  --------  --------  --------
Weighted average common shares used to compute
  basic and diluted net loss per share...........  195,001   184,177   104,112
                                                  ========  ========  ========
Net loss per share--basic and diluted............ $  (0.07) $  (0.14) $  (0.19)
                                                  ========  ========  ========

   The following table sets forth potential common shares that are not included in the diluted net loss per share calculation above because to do so would be anti-dilutive (in thousands):

                                                           November 30,
                                                       --------------------
                                                        2001   2000   1999
                                                       ------ ------ ------
     Common stock subject to repurchase...............  1,266  3,638  5,965
     Stock options.................................... 34,011 41,830 31,440
                                                       ------ ------ ------
                                                       35,277 45,468 37,405
                                                       ====== ====== ======

  Derivative Financial Instruments

   The Company enters into foreign currency forward exchange contracts ("forward contracts") to manage exposure related to accounts receivable denominated in foreign currencies. The Company does not enter into derivative financial instruments for trading purposes. The Company had outstanding forward contracts with notional amounts totaling approximately $4.5 million, $6.2 million and $0.5 million at November 30, 2001, 2000 and 1999, respectively. The open contracts at November 30, 2001 mature at various dates through February 2002 and are economic hedges of certain foreign currency transaction exposures in the Australian Dollar, British Pound, Swedish Krona, Euro, Japanese Yen, and Danish Krone. The fair value of these forward contracts at November 30, 2001 was not significant.

   On December 1, 2000, the Company adopted SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments and requires recognition of all derivatives as assets or liabilities in the statement of financial position and measurement of those instruments at fair value. Derivatives that are not hedges must be adjusted to fair value through earnings. If the derivative is a hedge, depending on the nature of the hedge, changes in fair value will be either offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The adoption of SFAS No. 133 did not materially impact the Company's results of operations and financial position.

                              TIBCO SOFTWARE INC.

  Recent Accounting Pronouncements

   In July 2001, the FASB issued SFAS No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company is required to adopt SFAS No.142 effective December 1, 2002. Amortization of goodwill and intangibles with an indefinite life acquired before July 1, 2001 was $17.4 million for the year ended November 30, 2001.

   In October 2001, the FASB issued SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets". SFAS No.144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", and addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company is required to adopt SFAS No. 144 on December 1, 2002 and does not expect the adoption of SFAS No. 144 to have a material impact on its results of operations and financial position.

                              TIBCO SOFTWARE INC.

Note 3.  Balance Sheet Components

                                                               November 30,
                                                            ------------------
                                                              2001      2000
                                                            --------  --------
                                                              (in thousands)
Accounts receivable, net:
   Accounts receivable..................................... $ 60,930  $ 88,636
   Unbilled fees and services..............................    3,465     5,599
                                                            --------  --------
                                                              64,395    94,235
Less: Allowances for doubtful accounts, returns and
  discounts................................................   (5,315)   (4,257)
                                                            --------  --------
                                                            $ 59,080  $ 89,978
                                                            ========  ========
Property and equipment, net:
   Equipment and software.................................. $ 32,738  $ 19,566
   Furniture and fixtures..................................    3,015     2,206
   Leasehold improvements..................................   20,827    12,973
                                                            --------  --------
                                                              56,580    34,745
Less: Accumulated depreciation and amortization............  (18,330)   (7,152)
                                                            --------  --------
                                                            $ 38,250  $ 27,593
                                                            ========  ========
Other assets:
   Private equity investments..............................   13,380    14,033
   Deferred tax asset, net.................................    9,479        --
   Restricted cash.........................................    7,000     5,000
   Other...................................................      364       640
                                                            --------  --------
                                                            $ 30,223  $ 19,673
                                                            ========  ========
Goodwill and acquired intangibles, net:
   Goodwill................................................ $ 70,917  $ 71,648
   Existing technology.....................................   16,830    16,830
   Customer base...........................................    4,960     4,960
   Workforce...............................................    4,240     4,240
   Trademarks..............................................    1,450     1,450
   Non-compete agreement...................................       80        80
                                                            --------  --------
                                                              98,477    99,208
Less: Accumulated amortization.............................  (34,474)  (10,958)
                                                            --------  --------
                                                            $ 64,003  $ 88,250
                                                            ========  ========
Accrued liabilities:
   Compensation and employee related....................... $ 37,132  $ 36,937
   Restructuring costs.....................................   17,784        --
   Expenses................................................   18,529    17,968
                                                            --------  --------
                                                            $ 73,445  $ 54,905
                                                            ========  ========

                              TIBCO SOFTWARE INC.

Note 4.  Allowances for Doubtful Accounts, Returns and Discounts

                                   Balance at Charged                       Balance
                                   Beginning  against Charged to           at End of
                                   of Period  Revenue  Expenses  Deduction  Period
                                   ---------- ------- ---------- --------- ---------
                                                    (in thousands)
Year Ended November 30, 1999......   $1,694   $  230    $1,321    $(1,012)  $2,233
Year Ended November 30, 2000......    2,233    2,197     1,246     (1,419)   4,257
Year Ended November 30, 2001......    4,257    1,619     1,878     (2,439)   5,315

Note 5.  Restructuring Charge

   During the second quarter of fiscal 2001, the Company recorded a restructuring charge of $12.6 million, consisting of $2.8 million for headcount reductions, $9.2 million for consolidation of facilities, and $0.6 million of other related restructuring charges. These restructuring charges were taken to align the Company's cost structure with changing market conditions. The plan resulted in headcount reduction of approximately 170 employees, which was made up of 46% sales and marketing staff, 23% professional services staff, 16% general and administrative staff and 15% research and development staff. The plan also included the consolidation of facilities through closing excess field offices and moving corporate offices into one campus.

   During the fourth quarter of fiscal 2001, the Company recognized an additional restructuring charge in the amount of $8.6 million following a decline in expected sublease rental rates associated with the Company's excess facilities.

   For the year ended November 30, 2001, the Company's restructuring charge totaled $21.2 million, which consisted of $2.8 million for headcount reductions, $17.8 million for consolidation of facilities, and $0.6 million of other related restructuring charges.

   Cash utilized during the fiscal year ended November 30, 2001 included $2.8 million for severance and other costs related to headcount reductions and $0.6 million for facilities and other restructuring costs. The provision of $17.8 million at November 30, 2001 is for facility charges which are expected to be paid over the next six years.

Note 6.  Related Party Transactions

  Reuters

   The Company has significant transactions with Reuters, including licensing arrangements, development contracts and shared functions and services. The following is a summary of the transactions for the periods indicated (in thousands):

                                                 Year Ended November 30,
                                                 -----------------------
                                                  2001    2000    1999
                                                 ------- ------- -------
       License fees............................. $18,124 $18,326 $15,289

       Service and maintenance revenue:
          Maintenance...........................   4,854   1,509   1,168
          Services contracts....................   2,573     927     843
          Shared personnel......................      --      --     307
          Development reimbursement.............      --      --     365
                                                 ------- ------- -------
              Total service and maintenance.....   7,427   2,436   2,683
                                                 ------- ------- -------
                                                 $25,551 $20,762 $17,972
                                                 ======= ======= =======

                              TIBCO SOFTWARE INC.

   Reuters is a distributor of the Company's products to customers in the financial services segment. A license, maintenance, and distribution agreement exists between the Company and Reuters, which was amended in June 2001. Under the amended agreement, Reuters elected to continue its obligation to pay a minimum guaranteed distribution fee to the Company in the amount of $20 million per year through December 2002. For the years ended December 31, 2001, 2000, and the nine months ending December 31, 1999, Reuters has guaranteed minimum distribution fees of $20.0 million, $18.0 million, and $16.0 million, respectively. This fee is recognized ratably over the corresponding period as related party revenue. If actual distribution fees due from Reuters exceed the cumulative minimum year-to-date guarantee, incremental fees are due. Such incremental fees are recognized in the period when the year-to-date fees exceed the cumulative minimum level. The amended agreement also revises the terms under which the Company may sell to customers in the financial services segment. Royalty payments to Reuters for resale of Reuters' products and services or fees associated with sales to the financial services segment are classified as related party cost of sales. In addition, the amended terms also require the Company to provide Reuters with internal maintenance and support until December 31, 2011 for a fee of $1.2 million for the remainder of calendar year 2001 and $2.0 million per year thereafter. Reuters may choose at its option to discontinue such internal maintenance and support after 2002 and pay no additional fees. This amount is recognized ratably over the corresponding period as related party maintenance revenue.

   Reuters has also paid the Company maintenance fees and service and other fees from miscellaneous projects. The Company recognized approximately $7.4 million, $2.5 million, and $2.4 million during the years ended November 30, 2001, 2000, and 1999, respectively.

   Reuters and TIBCO Software have agreed to certain intercompany rates for the sharing of employees on various customer projects. For the services provided by TIBCO Software's personnel to Reuters, TIBCO Software recognized service revenue of approximately $0.3 million for the year ended November 30, 1999. For the services received by TIBCO Software from Reuters' personnel, TIBCO Software recorded expenses of approximately $0.3 million and $2.3 million for the years ended November 30, 2000 and 1999, respectively.

   The Company incurred royalty and commission fees to Reuters of approximately $2.9 million, $3.0 million, and $0.8 million in fiscal 2001, 2000 and 1999, respectively. These costs are included in cost of revenue.

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

   Administrative Services. Through mid 1999, Reuters provided limited administrative services to the Company, including certain facilities, human resources, information technology and finance functions. The expenses related to these functions have been charged to the Company based on actual costs incurred. Management believes that such costs are reasonable. Such charges for these services amounted to approximately $0.6 million in the year ended November 30, 1999 and have been allocated to operating costs and expenses based on respective salaries.

   Operating Leases and Furniture & Fixtures Rental. The Company shared its corporate headquarters in Palo Alto, California through June 1999, and certain foreign offices with Reuters. In June 1999, the Company assumed the lease for the headquarters building from Reuters. In addition, the Company rented certain furniture

                              TIBCO SOFTWARE INC.

and fixtures and computer equipment from Reuters, primarily related to its corporate headquarters. The Company incurred rent expense of $1.0 million in the year ended November 30, 1999. In August 1999, the Company purchased $4.6 million in fixed assets from Reuters in connection with the assumption of the lease for the corporate headquarters facility. This amount was comprised of $4.2 million in leasehold improvements and $0.4 million of furniture and fixtures.

   Insurance and Legal. The Company participated in an insurance purchasing agreement with Reuters through April 1999. Under the terms of this arrangement, Reuters purchased insurance on behalf of the Company and charged the Company for this insurance on an annual basis. Additionally, a portion of the Company's legal services were provided by Reuters to the Company until March 1998. Amounts incurred for legal and insurance expenses were approximately $0.2 million for the year ended November 30, 1999.

   Employee Benefit Programs. The Company participated in various employee benefit programs with Reuters. These programs included medical, dental, life insurance and pension plans. Until August 1999, the Company also reimbursed Reuters for its proportionate cost of certain other benefits provided to TIBCO Software employees based on its historical experience and relative headcount. The Company recorded expenses related to the reimbursement of these costs of approximately $0.2 million for the year ended November 30, 1999.

   Intercompany Deposits. Prior to July 1999, the Company participated in Reuters' cash management program, investing surplus funds with Reuters Group Treasury Department. These deposits earned interest at one-month dollar London inter bank offered rate ("LIBOR"). The Company recorded interest income on these deposits of approximately $0.3 million for the year ended November 30, 1999. Effective with the Company's IPO, the Company began to manage its own cash and investments.

  Cisco Systems, Inc.

   As of November 30, 2001, 2000 and 1999, Cisco Systems, Inc. ("Cisco") owned approximately 7% of the outstanding common stock, and had one representative on the Company's Board of Directors as of November 30, 2001, and two representatives on the Company's Board of Directors as of November 30, 2000 and 1999. The Company recorded license revenue from Cisco of $1.3 million, $2.6 million and $1.9 million and service and maintenance revenue of $1.2 million, $0.9 million and $0.2 million for the years ended November 30, 2001, 2000 and 1999, respectively.

                              TIBCO SOFTWARE INC.

Note 7.  Income Taxes

   Significant components of the provision for income taxes are as follows (in thousands):

                                                 Year Ended November 30,
                                                 -----------------------
                                                   2001      2000   1999
                                                 --------   ------  ----
         Federal:
            Current............................. $  9,070   $  688  $ --
            Deferred............................  (16,668)      --    --
                                                 --------   ------  ----
                                                   (7,598)     688    --
         State:
            Current.............................    1,443      400    --
            Deferred............................   (6,776)      --    --
                                                 --------   ------  ----
                                                   (5,333)     400    --
         Foreign:
            Current.............................    2,462      800    --
            Deferred............................       --       --    --
                                                 --------   ------  ----
                                                    2,462      800    --
                                                 --------   ------  ----
         Income tax (benefit) provision......... $(10,469)  $1,888  $ --
                                                 ========   ======  ====

   The Company paid income taxes of $1.3 million, $0.3 million and $0.0 million for the years ended November 30, 2001, 2000 and 1999, respectively. Loss before provision for income taxes consisted of (in thousands):

                                                Year Ended November 30,
                                             ----------------------------
                                               2001      2000      1999
                                             --------  --------  --------
     United States.......................... $(27,947) $(25,788) $(18,884)
     International..........................    4,236     2,725      (597)
                                             --------  --------  --------
        Total............................... $(23,711) $(23,063) $(19,481)
                                             ========  ========  ========

   The (benefit) provision for income taxes was at rates other than the U.S. Federal statutory tax rate for the following reasons:

                                                Year Ended November 30,
                                                ---------------------
                                                2001    2000    1999
                                                -----   -----   -----
        U.S. Federal statutory rate............ (35.0)% (34.0)% (34.0)%
        State taxes............................  (4.4)   (5.2)   (5.7)
        Minimum taxes..........................    --     5.3      --
        R & D credits..........................  (2.1)  (10.0)   (9.8)
        In-process research and development....    --     3.9      --
        Goodwill...............................  24.7     5.5    (3.4)
        Stock option compensation..............  38.5    30.3     5.7
        Foreign losses not benefited...........    --     4.0      --
        Change in valuation allowance.......... (70.0)    3.7    45.6
        Other..................................   4.1     4.8     1.6
                                                -----   -----   -----
        Income tax (benefit) provision......... (44.2)%   8.3 %   0.0 %
                                                =====   =====   =====

                              TIBCO SOFTWARE INC.

   U.S. income taxes and foreign withholding taxes were not provided for on a cumulative total of $8.0 million of undistributed earnings for certain non-U.S. subsidiaries. The Company intends to reinvest these earnings indefinitely in operations outside the U.S.

   The components of the Company's deferred tax assets and liabilities are as follows (in thousands):

                                                    Year Ended November 30,
                                                  ---------------------------
                                                   2001      2000      1999
                                                  -------  --------  --------
  Deferred tax liabilities:
     Intangible assets........................... $(1,532) $ (2,284) $     --
  Deferred tax assets:
     Net operating loss carryforward.............      --       815     4,364
     Stock option compensation...................     233        --     3,871
     Reserves and accruals.......................  14,728     7,732     3,237
     Credit carryforwards........................   3,101     5,633     2,608
     Depreciation and amortization...............   5,748     3,432     1,523
     Unrealized gains on marketable securities...  (3,383)   (1,863)       --
     Capital loss carryforward...................      --       785        --
     Other.......................................    (729)       32        83
                                                  -------  --------  --------
  Total deferred tax assets......................  19,698    16,566    15,686
  Valuation allowance............................      --   (16,566)  (15,686)
                                                  -------  --------  --------
  Net deferred tax assets and liabilities........ $18,166  $ (2,284) $     --
                                                  =======  ========  ========

   Since incorporation, the Company had provided a valuation allowance on its deferred tax assets because of uncertainty regarding their realization. At November 30, 2001, the Company removed the valuation allowance because it believes that it is more likely than not that all deferred tax assets will be realized in the foreseeable future.

   The Company's income taxes payable for federal and state purposes have been reduced by the tax benefits associated with exercise of employee stock options. These benefits were credited directly to shareholders' equity and amounted to $10.5 million for fiscal 2001.

   As of November 30, 2001, the Company's federal and state net operating loss carryforwards for income tax purposes were $463 million and $201 million, respectively, which expire through 2021. As of November 30, 2001, the Company's federal and state tax credit carryforwards for income tax purposes were $4.8 million and $6.0 million, respectively, which expire through 2021. In the event of a change in ownership, as defined under federal and state tax laws, the Company's net operating loss and tax credit carryforwards may be subject to annual limitation. The annual limitation may result in the expiration of the net operating loss and tax credit carryforwards before utilization.

Note 8.  Commitments and Contingencies

  Leases

   The Company leases office space and equipment under non-cancelable operating leases with various expiration dates through March 2014. Rental expense was approximately $13.7 million, $8.4 million and $4.1 million for the years ended November 30, 2001, 2000 and 1999, respectively.

                              TIBCO SOFTWARE INC.

   Future minimum lease payments under non-cancelable operating leases, including lease commitments entered into subsequent to November 30, 2001, are as follows (in thousands):

                Year Ending November 30,
                ------------------------
                2002................................... $ 19,639
                2003...................................   23,192
                2004...................................   23,396
                2005...................................   23,852
                2006...................................   23,818
                Thereafter.............................  154,955
                                                        --------
                                                        $268,852
                                                        ========

  Legal Proceedings

   Between July 6, 2001 and December 6, 2001, several purported class action complaints were filed in the United States District Court for the Southern District of New York against the Company, several of the Company's current and former officers and directors and the underwriters of the Company's July 1999 initial public offering and March 2000 follow on offering. The complaints generally allege that the named defendants violated federal securities laws because the prospectuses related to the Company's offerings failed to disclose, and contained false and misleading statements regarding, certain commissions purported to have been received by the underwriters, and other underwriter practices, in connection with their allocation of shares in the Company's offerings. The Company believes that the claims against it and its current and former officers and directors are without merit and it intends to defend against the complaints vigorously.

Note 9.  Stockholders' Equity

  Preferred Stock

   The Company's Certificate of Incorporation, as amended, authorizes the Company to issue 25.0 million shares of $0.001 par value preferred stock.

  Common Stock

   The Company's Certificate of Incorporation, as amended, authorizes the Company to issue 1,200 million shares of $0.001 par value common stock. A portion of the shares issued are subject to a right of repurchase by the Company subject to vesting, which is generally over a five year period from the grant date or employee hire date, as applicable, until vesting is complete. Unvested shares are subject to repurchase at the original exercise price. As of November 30, 2001, 2000 and 1999 shares of common stock subject to a repurchase option held by the Company totaled 1.3 million shares, 3.6 million shares and
5.9 million shares at weighted average prices of $0.77, $0.53 and $0.49 per share, respectively.

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

                              TIBCO SOFTWARE INC.

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

   2001 Stock Option Exchange Program. In January 2001, TIBCO's Board of Directors approved a voluntary stock option exchange program for certain of the Company's employees. Under the program, employees had the opportunity to cancel certain outstanding stock options granted to them under the 1996 Plan between September 9, 1999 and February 15, 2001 in exchange for a new option grant for an equal number of shares with terms and conditions substantially the same as the cancelled options to be granted on October 8, 2001. The program terminated on April 5, 2001. A total of 13,483,903 options were cancelled in connection with the option exchange. The exercise price of the new options were priced at the closing price on NASDAQ on October 8, 2001 at $8.00 per share. Members of TIBCO's Board of Directors and executive officers were not eligible to participate in this program. The exchange program did not result in any additional charges or variable accounting.

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

   Employee Stock Purchase Program. In June 1999, the Company adopted the Employee Stock Purchase Program (the "ESP Program") as a sub-plan to the 1996 Plan. Employees are generally eligible to participate in the ESP Program if they are customarily employed by the Company for more than 20 hours per week and more than 5 months in a calendar year and are not (and would not become as a result of being granted an option under the ESP Program) 5% stockholders of the Company. Under the ESP Program, eligible employees may select a rate of payroll deduction up to 10% of their eligible compensation subject to certain maximum purchase limitations.

   Each offering period has a maximum duration of two years (the "Offering Period") and consists of four six-month Purchase Periods (each, a "Purchase Period"), with the exception of the first Offering Period, which began on July 13, 1999 and ended on June 30, 2001. Offering Periods and Purchase Periods thereafter will begin on January 1 and July 1 of each year. Effective July 1, 2001, all future Offering Periods and Purchase Periods were changed to begin on February 1 and August 1 of each year. The price at which the common stock is purchased under the ESP Program is 85% of the lesser of the fair market value of the Company's common stock on the first day of the applicable Offering Period or on the last day of that Purchase Period. The ESP Program will terminate after a period of ten years unless terminated earlier as permitted by the ESP Program.

   Under the ESP Program, approximately 1,040,455 and 892,000 shares were issued during fiscal 2001 and 2000, respectively, representing approximately $6.6 million and $4.3 million in employee contributions for fiscal 2001 and 2000, respectively.

   1998 Director Option Plan. In February 1998, the Company adopted the 1998 Director Option Plan (the "Director Plan"). The Director Plan provides for an automatic initial grant of 150,000 shares to members of the

                              TIBCO SOFTWARE INC.

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

   The activity under all stock option plans is summarized as follows (in thousands, except per share data):

                                                      Year Ended November 30,
                                        ---------------------------------------------------
                                              2001              2000             1999
                                        ----------------- ---------------- ----------------
                                                 Weighted         Weighted         Weighted
                                                 Average          Average          Average
                                                 Exercise         Exercise         Exercise
                                        Options   Price   Options  Price   Options  Price
                                        -------  -------- ------- -------- ------- --------
Outstanding at beginning of period.....  41,830   $27.09  31,440   $ 1.12  27,258   $0.39
   Granted.............................  19,136    12.81  18,797    60.51  10,614    2.77
   Exercised...........................  (6,324)    0.90  (7,170)    1.47  (5,235)   0.59
   Forfeited........................... (20,631)   55.65  (1,237)   22.95  (1,197)   1.34
                                        -------           ------           ------
Outstanding at end of period...........  34,011     6.60  41,830    27.09  31,440    1.12
                                        =======           ======           ======
Options exercisable at period end......  16,491     2.43  24,664     4.02  29,601    0.81
                                        =======           ======           ======

   The following table summarizes information about stock options outstanding at November 30, 2001 (in thousands, except number of years and per share data):

                                 Options Outstanding       Options Exercisable
                           ------------------------------- -------------------
                                       Weighted
                           Number of    Average   Weighted Number of  Weighted
                             Shares    Remaining  Average    Shares   Average
                           Underlying Contractual Exercise Underlying Exercise
 Range of Exercise Price    Options      Life      Price    Options    Price
 -----------------------   ---------- ----------- -------- ---------- --------
        $0.20 to $0.34        8,530   5.31 years   $ 0.22     8,530    $ 0.22
        $0.35 to $2.99        6,847   7.09 years     1.61     6,772      1.61
        $3.00 to $7.99          939   8.76 years     5.84       380      3.18
             $8.00           12,008   9.85 years     8.00         0      8.00
        $8.01 to $43.44       4,856   9.37 years    13.22       497     18.37
       $43.45 to $70.00         757   8.31 years    53.25       297     53.07
       $70.01 to $116.38         74   8.76 years    75.12        15     81.49
                             ------   ----------   ------    ------    ------
       $0.20 to $116.38      34,011   8.02 years     6.60    16,491      2.43
                             ======   ==========   ======    ======    ======

   At November 30, 2001, the Company had reserved 11,355,381 and 415,000 shares of authorized but unissued common stock for future issuance under the 1996 Plan and the Director Plan, respectively.

                              TIBCO SOFTWARE INC.

  Stock-based Compensation

                                                Year Ended November 30,
                                                -----------------------
                                                  2001    2000    1999
                                                -------  ------- ------
        Stock-based compensation related to:
           Cost of sales....................... $   977  $ 3,025 $1,113
           Research and development............  12,109   18,525  2,707
           Sales and marketing.................  10,128   33,637  4,281
           General and administrative..........   3,751    1,729  1,151
                                                -------  ------- ------
               Total........................... $26,965  $56,916 $9,252
                                                =======  ======= ======

   In connection with certain stock option grants to employees and external directors, the Company recorded approximately $3.6 million and $6.6 million of unearned stock compensation for the excess of the deemed fair market value over the exercise price at the date of grant for the years ended November 30, 2000 and 1999, respectively. Stock-based compensation expense is being recognized, using the multiple option method as prescribed by FIN 28, over the option vesting period of generally five years. As a result, amortization of stock-based compensation for employees and external directors was $5.6 million, $5.5 million, and $5.7 million for the years ended November 30, 2001, 2000 and 1999, respectively and is expected to be $1.5 million in 2002, $0.6 million in 2003 and $0.1 million in 2004.

   Stock-based compensation expense related to stock options granted to consultants is recognized as earned, using the multiple option method as prescribed by FIN 28. At each reporting date, the Company re-values the stock-based compensation using the Black-Scholes option pricing model. As a result, the stock-based compensation expense will fluctuate as the fair value of the Company's common stock fluctuates. In connection with the grant of stock options to consultants, the Company recognized stock-based compensation expense of $0.1 million, $34.8 million and $3.5 million for the years ended November 30, 2001, 2000 and 1999, respectively. As of November 30, 2001, the Company expects to amortize stock-based compensation expense for consultants of $0.3 million in 2002, assuming no change in the underlying fair value of the Company's common stock.

   The Company recorded aggregate unearned compensation of $34.9 million in connection with the acquisition of Extensibility Inc. ("Extensibility") related to unvested options that were assumed as well as stock that was issued as part of the consideration for the acquisition, which is being held in an escrow account. This amount is amortized over the vesting period of the options and as the stock is released from the escrow account. The Company expects to amortize $1.1 million, $0.4 million and $0.1 million of unearned stock compensation in connection with the Extensibility acquisition for the years ended November 30, 2002, 2003 and 2004, respectively. Stock based compensation expense related to the unvested portion of options assumed and restricted stock granted in connection with the acquisition of Extensibility was $20.9 million and $11.2 million for the years ended November 30, 2001 and 2000, respectively.

   For the years ended November 30, 2001 and 2000, the Company recognized $0.5 million and $5.4 million, respectively as stock compensation expense related to the employer portion of payroll taxes due as a result of employee exercises of non qualified stock options.

                              TIBCO SOFTWARE INC.

  Fair Value Disclosures

   Had compensation cost for the Company's stock-based compensation plan been determined based on the fair value at the grant date for the awards under a method prescribed by SFAS No. 123, the Company's net loss would have resulted in the pro forma income (loss) indicated below (in thousands):

                                                  Year Ended November 30,
                                               -----------------------------
                                                 2001      2000       1999
                                               --------  ---------  --------
  Net income (loss):
     As reported.............................. $(13,242) $ (24,951) $(19,481)
     Pro forma................................   20,973   (295,974)  (22,023)
  Net income (loss) per share--basic:
     As reported.............................. $  (0.07) $   (0.14) $  (0.19)
     Pro forma................................     0.11      (1.61)    (0.21)
  Net income (loss) per share--diluted:
     As reported.............................. $  (0.07) $   (0.14) $  (0.19)
     Pro forma................................     0.10      (1.61)    (0.21)

   The Company calculated the value of each option grant on the date of the grant using a Black-Scholes option pricing model with the following assumptions:

                                               Stock Option Plans    ESP Plan
                                               -----------------  -------------
                                               2001     2000 1999 2001 2000 1999
                                               ----     ---- ---- ---- ---- ----
  Risk free interest rates.................... 4.2%     6.3% 4.6% 4.2% 6.3% 4.6%
  Expected lives (in years)................... 3.0      3.0  3.0   .5   .5   .5
  Dividend yield.............................. 0.0      0.0  0.0  0.0  0.0  0.0
  Expected volatility......................... 128%     122%  92% 128% 122%  92%

   These pro forma amounts may not be representative of the effects on reported income (loss) for future years as options vest over several years and additional awards are generally made each year. The weighted average fair value of a share of common stock underlying options granted in the years ended November 30, 2001, 2000 and 1999 was $31.25, $51.77, and $1.44, respectively.

   401(k) Plan. The Company's employee savings and retirement plan is qualified under Section 401 of the Internal Revenue Code. Employees may elect to reduce their current compensation by up to the statutory prescribed annual limit and have the amount of such reduction contributed to the 401(k) Plan. The Company provides matches to employee contributions up to 4% of an employee's base pay and an additional 50% match on employee contributions of the next 2% of base pay. The Company's matching contributions to the Plan totaled $2.8 million, $1.8 million and $0.7 million in fiscal 2001, 2000 and 1999, respectively.

                              TIBCO SOFTWARE INC.

Note 10.  Segment Information

   The Company operates primarily in one industry segment: the development and marketing of a suite of software products that enables businesses to link internal operations, business partners and customer channels through the real-time distribution of information. Revenue by geographic area is as follows (in thousands):

                                                   Year Ended November 30,
                                                  -------------------------
                                                    2001     2000    1999
                                                  -------- -------- -------
     Americas.................................... $181,899 $172,079 $47,706
     Europe......................................  113,075   67,444  40,850
     Pacific Rim.................................   24,277   12,274   7,884
                                                  -------- -------- -------
        Total Revenue............................ $319,251 $251,797 $96,440
                                                  ======== ======== =======

   Revenue from Reuters, a European customer, accounted for 8%, 8% and 19% of total revenue for the years ended November 30, 2001, 2000 and 1999, respectively. Concert Global Networks USA LLC represented 15% of net accounts receivable at November 30, 2000. Long-lived assets outside the United States at November 30, 2001 and 2000 were not material.

Note 11.  Business Combination

   In August 2000, the Company entered into an Agreement and Plan of Reorganization to acquire Extensibility, a provider of enabling technologies for XML-based application infrastructures. As a result of the acquisition, Extensibility became a wholly owned subsidiary of TIBCO Software. In connection with the acquisition, TIBCO Software issued common stock in exchange for all of the outstanding capital stock and options of Extensibility. The acquisition was consummated on September 5, 2000 and was intended to be treated as a tax-free reorganization under Section 368 of the Internal Revenue Code of 1986, as amended, and accounted for under the purchase method of accounting. The results of operations of Extensibility and the estimated fair value of the assets acquired and liabilities assumed are included in the Company's financial statements from the date of acquisition.

   The total fair market value of the consideration was $102.4 million which consisted of the allocated purchase price of $67.5 million and $34.9 million in unearned stock-based compensation related to unvested stock options that were assumed as well as stock that was issued as part of the consideration for the acquisition, which is being held in an escrow account. The purchase price of $67.5 million included the value of securities issued in the amount of $59.9 million, the assumption of Extensibility options totaling $5.1 million and acquisition related expenses, consisting of financial advisory, accounting and legal fees, of approximately $2.5 million. The Company assumed liabilities with a fair value of $0.6 million and recorded $2.2 million for deferred tax liabilities related to acquired intangibles.

                              TIBCO SOFTWARE INC.

   The allocation of the purchase price to intangibles was based upon an independent, third-party appraisal and management's estimates and was as follows (in thousands):

           In-process research and development.............. $ 2,260
           Existing technology..............................   2,830
           Customer base....................................   2,060
           Workforce........................................   1,140
           Trademarks.......................................     250
           Non compete agreement............................      80
           Goodwill.........................................  61,649
                                                             -------
              Total goodwill and acquired intangibles....... $70,269
                                                             =======

   The goodwill and acquired intangibles have estimated useful lives of between 2 and 5 years and had related amortization expense of $17.2 million and $4.3 million for the years ended November 30, 2001 and 2000, respectively.

   A portion of the purchase price was allocated to developed technology, which is shown as "Existing technology" in the table above, and in-process research and development (IPRD). Management estimated that $2.3 million of the purchase price represented IPRD that did not meet the requirements for capitalization. Accordingly, this amount was immediately charged to expense upon consummation of the acquisition. Developed technology and IPRD were identified and valued through extensive interviews, analysis of data provided by Extensibility concerning development projects, their stage of development, the time and resources needed to complete them, if applicable, their expected income generating ability and associated risks. The income approach, which includes an analysis of the cash flows, and risks associated with achieving such cash flows, was the primary technique utilized in valuing the developed technology and IPRD.

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

      The estimated revenue was based on projections of Extensibility for each in-process project. These projections were based on its estimates of market size and growth, expected trends in technology and the nature and expected timing of new product introductions by Extensibility and its competitors.

      Projected gross margins and operating expenses approximate
   Extensibility's recent historical levels.

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

                              TIBCO SOFTWARE INC.

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

   A customer base represents established relationships with businesses that repeatedly order from a company. The income approach was used to estimate the value of Extensibility's customer base by determining the present value of future cash flows generated by existing customers. Key assumptions used in the calculation included a discount rate of 35% and estimates of revenue growth, cost of sales, operating expenses and a tax rate provided by management of Extensibility. The customer base is being amortized on a straight-line basis over its estimated useful life of four years.

   The value of the assembled workforce was derived by estimating the costs to replace the existing employees, including recruiting and hiring costs for each category of employee. The value of the assembled workforce is being amortized on a straight-line basis over its estimated useful life of two years.

   The trademark was valued by applying a trademark royalty rate of 0.5% to forecasted revenue, and then the net cash flow expected was discounted at a rate of 35% to arrive at an estimated fair market value. The trademark is being amortized on a straight-line basis over its estimated useful life of four years.

   The following unaudited pro forma information combines the results of operations as if the acquisition of Extensibility had been consummated as of the beginning of the period presented (in thousands, except for per share data):

                                                            Year Ended
                                                           November 30,
                                                               2000
                                                           ------------
         Revenue..........................................   $252,197
         Net loss.........................................    (55,405)
         Basic and diluted net loss per share.............   $  (0.30)

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

Note 12.  Pending Business Combination (unaudited)

   On January 4, 2002, the Company entered into a definitive agreement to acquire Talarian Corporation ("Talarian") in a stock and cash transaction valued at approximately $115 million, including the assumption of stock options.

                              TIBCO SOFTWARE INC.

   Pursuant to the agreement, at the effective time of the merger, each outstanding share of Talarian common stock, other than dissenting shares, will be automatically converted into the right to receive: (i) $2.65 in cash, without interest, and (ii) a fraction of a share of common stock of TIBCO equal to (a) $2.65 divided by (b) the average of the closing sales prices for one share of TIBCO common stock as reported on the Nasdaq National Market for the ten consecutive trading days ending (and including) one day prior to the closing date of the transaction (the "Closing Trading Price"); provided that if such calculation yields a Closing Trading Price that is greater than $16.21, then the Closing Trading Price shall be deemed to be $16.21; and if such calculation yields a Closing Trading Price that is less than $12.16, then the Closing Trading Price shall be deemed to be $12.16. Outstanding options and warrants to purchase Talarian common stock will be assumed by TIBCO and become exercisable for the same combination of cash and TIBCO stock as Talarian shares. The acquisition is expected to close in the second quarter of fiscal 2002.

                        QUARTERLY RESULTS OF OPERATIONS
                     (in thousands, except per share data)
                                  (unaudited)

                                                           Three Months Ended Fiscal 2001
                                                       --------------------------------------
                                                       Nov. 30,  Aug. 31,  May 31,   Feb. 28,
                                                         2001      2001     2001       2001
                                                       --------  --------  --------  --------
Revenue:
 License revenue:
   Non-related parties................................ $ 45,857  $ 42,542  $ 55,063  $ 53,872
   Related parties....................................    4,717     5,049     5,266     4,391
                                                       --------  --------  --------  --------
     Total license revenue............................   50,574    47,591    60,329    58,263
 Services and maintenance revenue:
   Non-related parties................................   25,323    25,092    21,936    21,516
   Related parties....................................    2,347     2,536     1,421     2,323
                                                       --------  --------  --------  --------
     Total services and maintenance revenue...........   27,670    27,628    23,357    23,839

     Total revenue....................................   78,244    75,219    83,686    82,102
Cost of revenue
 Stock-based compensation.............................      175       191       235       376
 Other cost of revenue non-related parties............   14,587    13,904    15,094    17,308
 Other cost of revenue related parties................    1,049     1,129       371       387
                                                       --------  --------  --------  --------
     Total cost of revenue............................   15,811    15,224    15,700    18,071
Gross profit..........................................   62,433    59,995    67,986    64,031
                                                       --------  --------  --------  --------
Operating expenses:
 Research and development
   Stock-based compensation...........................    2,914     2,044     2,577     4,574
   Other research and development.....................   19,039    19,111    20,387    20,341
 Sales and marketing
   Stock-based compensation...........................      934       741     6,161     2,292
   Other sales and marketing..........................   33,887    32,247    37,668    33,016
 General and administrative
   Stock-based compensation...........................      114       204     3,001       432
   Other general and administrative...................    4,456     4,833     5,977     7,533
 Acquired in-process research and development.........       --        --        --        --
 Amortization of goodwill and acquired intangibles....    5,852     5,854     5,854     5,956
 Restructuring charges................................    8,567        --    12,630        --
                                                       --------  --------  --------  --------
     Total operating expenses.........................   75,763    65,034    94,255    74,144
                                                       --------  --------  --------  --------
Loss from operations..................................  (13,330)   (5,039)  (26,269)  (10,113)
Interest income, net..................................    7,339     7,912     8,852     9,732
Other income (expense), net...........................     (653)      214    (1,720)     (196)
Realized gain (loss) on investments...................   (1,826)    1,948      (512)      (50)
                                                       --------  --------  --------  --------
Net income (loss) before income taxes.................   (8,470)    5,035   (19,649)     (627)
Benefit (provision) for income taxes..................    2,871     5,492     1,881       225
                                                       --------  --------  --------  --------
Net income (loss)..................................... $ (5,599) $ 10,527  $(17,768) $   (402)
                                                       ========  ========  ========  ========
Net loss per share:
 Basic................................................ $  (0.03) $   0.05  $  (0.09) $  (0.00)
                                                       ========  ========  ========  ========
 Weighted average common shares outstanding...........  197,198   196,087   194,190   192,527
                                                       ========  ========  ========  ========
Net loss per share:
 Diluted.............................................. $  (0.03) $   0.05  $  (0.09) $  (0.00)
                                                       ========  ========  ========  ========
 Weighted average common shares outstanding...........  197,198   211,595   194,190   192,527
                                                       ========  ========  ========  ========

                                                           Three Months Ended Fiscal 2000
                                                       --------------------------------------
                                                       Nov. 30,  Aug. 31,  May 31,   Feb. 28,
                                                         2000      2000     2000       2000
                                                       --------  --------  --------  --------
Revenue:
 License revenue:
   Non-related parties................................ $ 63,550  $ 42,365  $ 31,638  $ 23,147
   Related parties....................................    4,496     6,147     5,040     5,218
                                                       --------  --------  --------  --------
     Total license revenue............................   68,046    48,512    36,678    28,365
 Services and maintenance revenue:
   Non-related parties................................   19,510    17,918    16,636    12,777
   Related parties....................................    1,018       783       740       814
                                                       --------  --------  --------  --------
     Total services and maintenance revenue...........   20,528    18,701    17,376    13,591

     Total revenue....................................   88,574    67,213    54,054    41,956
Cost of revenue
 Stock-based compensation.............................      830       682       732       781
 Other cost of revenue non-related parties............   16,943    15,739    14,197    11,659
 Other cost of revenue related parties................      850       846       459       800
                                                       --------  --------  --------  --------
     Total cost of revenue............................   18,623    17,267    15,388    13,240
Gross profit..........................................   69,951    49,946    38,666    28,716
                                                       --------  --------  --------  --------
Operating expenses:
 Research and development
   Stock-based compensation...........................    7,875     3,612     3,395     3,643
   Other research and development.....................   19,021    14,879    13,187    10,774
 Sales and marketing
   Stock-based compensation...........................   20,198     3,305     5,852     4,281
   Other sales and marketing..........................   30,679    25,437    20,586    15,527
 General and administrative
   Stock-based compensation...........................      469       381       425       454
   Other general and administrative...................    7,141     4,557     3,748     3,043
 Acquired in-process research and development.........    2,260        --        --        --
 Amortization of goodwill and acquired intangibles....    5,751     1,562     1,562     1,604
 Restructuring charges................................       --        --        --        --
                                                       --------  --------  --------  --------
     Total operating expenses.........................   93,394    53,733    48,755    39,326
                                                       --------  --------  --------  --------
Loss from operations..................................  (23,443)   (3,787)  (10,089)  (10,610)
Interest income, net..................................    9,447     9,709     7,588     1,320
Other income (expense), net...........................      722      (893)     (994)     (221)
Realized gain (loss) on investments...................   (3,644)    1,832        --        --
                                                       --------  --------  --------  --------
Net income (loss) before income taxes.................  (16,918)    6,861    (3,495)   (9,511)
Benefit (provision) for income taxes..................   (1,888)       --        --        --
                                                       --------  --------  --------  --------
Net income (loss)..................................... $(18,806) $  6,861  $ (3,495) $ (9,511)
                                                       ========  ========  ========  ========
Net loss per share:
 Basic................................................ $  (0.10) $   0.04  $  (0.02) $  (0.05)
                                                       ========  ========  ========  ========
 Weighted average common shares outstanding...........  190,556   187,088   182,859   176,461
                                                       ========  ========  ========  ========
Net loss per share:
 Diluted.............................................. $  (0.10) $   0.03  $  (0.02) $  (0.05)
                                                       ========  ========  ========  ========
 Weighted average common shares outstanding...........  190,556   222,558   182,859   176,461
                                                       ========  ========  ========  ========

                      (as a percentage of total revenue)
                                  (unaudited)

                                                       Three Months Ended Fiscal 2001     Three Months Ended Fiscal 2000
                                                     ---------------------------------  --------------------------------
                                                     Nov. 30, Aug. 31, May 31, Feb. 28, Nov. 30, Aug. 31, May 31, Feb. 28,
                                                       2001     2001    2001     2001     2000     2000    2000     2000
                                                     -------- -------- ------- -------- -------- -------- ------- --------
Revenue:
  License revenue
   Non-related parties..............................    59%      57%      66%     66%      72%      63%      59%     55%
   Related parties..................................     6        7        6       5        5        9        9      13
                                                       ---      ---      ---     ---      ---      ---      ---     ---
      Total license revenue.........................    65       63       72      71       77       72       68      68
  Service and maintenance revenue
   Non-related parties..............................    32       33       26      26       22       27       31      30
   Related parties..................................     3        3        2       3        1        1        1       2
                                                       ---      ---      ---     ---      ---      ---      ---     ---
      Total service and maintenance revenue.........    35       37       28      29       23       28       32      32
      Total revenue.................................   100      100      100     100      100      100      100     100
Cost of revenue
  Stock-based compensation..........................    --       --       --      --        1        1        1       2
  Other cost of revenue non-related parties.........    19       18       18      21       19       24       26      28
  Other cost of revenue related parties.............     1        2       --       1        1        1        1       2
                                                       ---      ---      ---     ---      ---      ---      ---     ---
      Total cost of revenue.........................    20       20       18      22       21       26       28      32
Gross profit........................................    80       80       82      78       79       74       72      68
                                                       ---      ---      ---     ---      ---      ---      ---     ---
Operating expenses:
  Research and development
   Stock-based compensation.........................     4        3        3       6        9        5        6       9
   Other research and development...................    24       25       24      25       21       22       24      26
  Sales and marketing
   Stock-based compensation.........................     1        1        7       3       22        5       11      10
   Other sales and marketing........................    44       44       45      39       35       38       38      37
  General and administrative
   Stock-based compensation.........................    --       --        4       1        1        1        1       1
   Other general and administrative.................     6        6        7       9        8        7        7       7
  Acquired in-process research and development......    --       --       --      --        3       --       --      --
  Amortization of goodwill and acquired intangibles.     7        8        7       7        6        2        3       4
  Restructuring charges.............................    11       --       15      --       --       --       --      --
                                                       ---      ---      ---     ---      ---      ---      ---     ---
      Total operating expenses......................    97       87      112      90      105       80       90      94
                                                       ---      ---      ---     ---      ---      ---      ---     ---
Loss from operations................................   (17)      (7)     (30)    (12)     (26)      (6)     (18)    (26)
Interest income, net................................     9       11       11      12       11       14       14       3
Other income (expense), net.........................    (1)      --       (2)     --        1       (1)      (2)     (1)
Realized gain (loss) on investments.................    (2)       3       (1)     --       (4)       3       --      --
                                                       ---      ---      ---     ---      ---      ---      ---     ---
Net gain (loss) before income taxes.................   (11)       7      (22)     --      (19)      10       (6)    (23)
Benefit (provision) for income taxes................     4        7        2      --       (2)      --       --      --
                                                       ---      ---      ---     ---      ---      ---      ---     ---
Net gain (loss).....................................    (7)%     14%     (21)%    --%     (21)%     10%      (6)%   (23)%
                                                       ===      ===      ===     ===      ===      ===      ===     ===

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on this 29th day of January, 2002.

                                          TIBCO Software Inc.

                                              /S/  CHRISTOPHER G. O'MEARA
                                          By: _______________________________
                                                   Christopher G. O'Meara
                                             Executive Vice President, Finance
                                                            and
                                                  Chief Financial Officer

                               POWER OF ATTORNEY

   KNOW ALL THESE PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Vivek Y. Ranadive and Christopher G. O'Meara and each of them, jointly and severally, his or her attorneys-in-fact, each with full power of substitution, for him or her in any and all capacities, to sign any and all amendments to this Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each said attorneys-in-fact or his substitute or substitutes, may do or cause to be done by virtue hereof.

   Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


          Signature                       Title                   Date
          ---------                       -----                   ----

   /s/  VIVEK Y. RANADIVE     President, Chief Executive    January 29, 2002
_____________________________   Officer, Chairman of the
      Vivek Y. Ranadive         Board and Director
                                (Principal Executive
                                Officer)

 /s/  CHRISTOPHER G. O'MEARA  Executive Vice President,     January 29, 2002
-----------------------------   Finance and Chief Financial
   Christopher G. O'Meara       Officer (Principal
                                Financial Officer)

    /s/  GINGER M. KELLY      Corporate Controller and      January 29, 2002
-----------------------------   Chief Accounting Officer
       Ginger M. Kelly          (Principal Accounting
                                Officer)

----------------------------- Director
          Peter Job

    /s/  LARRY W. SONSINI     Director                      January 29, 2002
-----------------------------
      Larry W. Sonsini

     /s/  MATTHEW SZULIK      Director                      January 29, 2002
-----------------------------
       Matthew Szulik

          Signature                       Title                   Date
          ---------                       -----                   ----

       /s/  DAVID URE         Director                      January 29, 2002
-----------------------------
          David Ure

   /s/  MICHELANGELO VOLPI    Director                      January 29, 2002
-----------------------------
     Michelangelo Volpi

       /s/  PHILIP K. WOOD    Director                      January 29, 2002
-----------------------------
       Philip K. Wood

     /s/  YOGEN K. DALAL      Director                      January 29, 2002
-----------------------------
       Yogen K. Dalal

                                 EXHIBIT INDEX

Exhibit
  No.                                             Exhibits
  ---                                             --------
   *3.1  Certificate of Incorporation of Registrant.
  **3.2  Bylaws of Registrant.
  **4.1  Form of Registrant's Common Stock certificate.
 **10.1  Form of Indemnification Agreement.
 **10.2  First Amended and Restated License, Maintenance and Distribution Agreement dated May 28,
         1999, among Reuters Limited, TIBCO Finance Technology, Inc. and Registrant.
  +10.3  Third Amended and Restated Stockholders Agreement, among Reuters Nederland B.V., Reuters
         Limited, Cisco Systems, Inc., Mayfield IX, Mayfield Associated Fund III, Vivek Ranadive and
         Registrant.
  +10.4  1996 Stock Plan, as amended.
 ++10.5  1998 Director Option Plan, as amended.
  +10.6  Assignment and Assumption of Lease Agreement between TIBCO Finance Technology, Inc. and
         Registrant.
  +10.7  Employment Agreement between Registrant and Vivek Y. Ranadive.
  +10.8  Employment Agreement between Registrant and Robert P. Stefanski.
 **10.12 Industrial Lease Agreement dated December 14, 1995 between Porter Drive Associated LLC and
         TIBCO Finance Technology, Inc. (formerly known as Teknekron Software Systems (Delaware),
         Inc.).
 ++10.13 Lease Agreement dated September 24, 1999 between The Board of Trustees of the Leland
         Stanford Junior University and the Registrant.
 ++10.14 Lease Agreement dated January 21, 2000 between Spier Properties, L.P. and the Registrant.
***10.15 Addendum to the First Amended and Restated License, Maintenance and Distribution Agreement
         effective as of June 2, 2001, among Reuters Limited, TIBCO Finance Technology, Inc. and
         Registrant.
   21.1  List of subsidiaries.
   23.2  Consent of PricewaterhouseCoopers LLP, Independent Accountants.
   24.1  Power of Attorney (included on signature page).

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

*** This exhibit is incorporated by reference to exhibits similarly numbered in the Registrant's Quarterly Report on Form 10-Q filed with the Commission on October 5, 2001.