Form 10-Q
period 2002-02-28
TIBCO SOFTWARE INC
filed 2002-04-02
CIK 1085280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to

Commission File Number: 000-26579

TIBCO SOFTWARE INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	77-0449727 (I.R.S. Employer Identification No.)

3165 Porter Drive, Palo Alto, CA 94304
(Address of principal executive offices) (zip code)

Registrant’s telephone number, including area code: (650) 846-1000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

The number of shares outstanding of the registrant’s Common Stock, $0.001 par value, as of March 20, 2002 was 203,495,646.

TIBCO SOFTWARE INC.

INDEX

PART I—FINANCIAL INFORMATION

PART I—FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

TIBCO SOFTWARE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	February 28, 2002	November 30, 2001
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$154,493	$100,158
Short-term investments	518,061	577,182
Accounts receivable, net of allowances; $4,909 and $5,315, respectively	54,340	59,080
Due from related parties	748	959
Other current assets	23,046	22,272

Total current assets	750,688	759,651
Property and equipment, net of accumulated depreciation; $21,348 and $18,330, respectively	59,326	38,250
Other assets	30,424	30,223
Goodwill and acquired intangibles, net of accumulated amortization; $40,328 and $34,474, respectively	58,149	64,003

	$898,587	$892,127

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,468	$4,378
Amounts due related parties	975	1,773
Accrued liabilities	65,520	73,445
Deferred revenue	43,247	41,252

Total current liabilities	122,210	120,848

Stockholders’ equity:
Common stock	203	199
Additional paid-in capital	849,060	839,642
Unearned stock-based compensation	(2,886)	(3,796)
Accumulated other comprehensive income	1,857	10,522
Accumulated deficit	(71,857)	(75,288)

Total stockholders’ equity	776,377	771,279

	$898,587	$892,127

See accompanying notes to condensed consolidated financial statements.

TIBCO SOFTWARE INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended
	February 28, 2002	February 28, 2001
	(Unaudited)
License revenue:
Non-related parties	$43,066	$53,872
Related parties	3,800	4,391

Total license revenue	46,866	58,263

Service and maintenance revenue:
Non-related parties	23,908	21,516
Related parties	3,259	2,323

Total service and maintenance revenue	27,167	23,839

Total revenue	74,033	82,102
Cost of revenue:
Stock-based compensation	153	376
Other cost of revenue non-related parties	13,903	17,308
Other cost of revenue related parties	1,003	387

Gross profit	58,974	64,031

Operating expenses:
Research and development:
Stock-based compensation	451	4,574
Other research and development	16,308	20,341
Sales and marketing:
Stock-based compensation	289	2,292
Other sales and marketing	31,022	33,016
General and administrative:
Stock-based compensation	579	432
Other general and administrative	4,796	7,533
Amortization of goodwill and acquired intangibles	5,854	5,956

Total operating expenses	59,299	74,144

Loss from operations	(325)	(10,113)
Interest and other income, net	8,166	9,486

Net income (loss) before income taxes	7,841	(627)
Provision for (benefit from) income taxes	4,410	(225)

Net income (loss)	$3,431	$(402)

Net income (loss) per share:
Basic	$0.02	$(0.00)

Weighted average common shares outstanding	201,144	192,527

Net income (loss) per share:
Diluted	$0.02	$(0.00)

Weighted average common shares outstanding	217,520	192,527

See accompanying notes to condensed consolidated financial statements.

TIBCO SOFTWARE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended
	February 28, 2002	February 28, 2001
	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$3,431	$(402)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	3,022	2,143
Amortization of goodwill and other intangibles	5,854	5,955
Amortization of stock-based compensation	809	7,388
Realized (gain) loss on investments	(2,039)	50
Changes in assets and liabilities:
Accounts receivable	4,740	13,559
Due from related parties, net	(587)	2,048
Other assets	1,965	4,330
Accounts payable	8,267	288
Accrued liabilities	(7,925)	(13,100)
Deferred revenue	1,995	5,506

Net cash provided by operating activities	19,532	27,765

Cash flows from investing activities:
Purchases of short-term investments	(177,415)	(239,018)
Sales and maturities of short-term investments	226,848	141,374
Purchases of property and equipment, net	(24,098)	(9,647)
Purchases of private equity investments	(94)	(750)

Net cash provided (used) by investing activities	25,241	(108,041)

Cash flows from financing activities:
Proceeds from exercise of stock options	5,232	2,787
Proceeds from employee stock purchase program	4,291	3,193

Net cash provided by financing activities	9,523	5,980

Effect of exchange rate changes on cash	39	(84)

Net change in cash and cash equivalents	54,335	(74,380)
Cash and cash equivalents at beginning of period	100,158	171,658

Cash and cash equivalents at end of period	$154,493	$97,278

See accompanying notes to condensed consolidated financial statements.

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by TIBCO Software Inc. (the “Company” or “TIBCO”) in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company, and its results of operations and cash flows. These condensed consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and notes as of and for the year ended November 30, 2001 included in the Company’s Form 10-K filed with the Securities and Exchange Commission on January 30, 2002.

For purposes of presentation, the Company has indicated the first quarter of fiscal 2002 and 2001 as ending on February 28, 2002 and February 28, 2001, respectively; whereas, in fact; the Company’s first fiscal quarters ended on the Friday nearest to the end of February.

The results of operations for the three months ended February 28, 2002 are not necessarily indicative of the results that may be expected for the year ending November 30, 2002 or any other interim period, and the Company makes no representations related thereto.

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

2.    RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statements of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” and No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company is required to adopt SFAS No.142 effective December 1, 2002. Amortization of goodwill and intangibles with an indefinite life acquired before July 1, 2001 was $17.4 million for the year ended November 30, 2001 and $4.4 million for the first quarter of fiscal 2002.

In October 2001, the FASB issued SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets.” SFAS No.144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company is required to adopt SFAS No. 144 on December 1, 2002 and does not expect the adoption of SFAS No. 144 to have a material impact on the Company’s results of operations and financial position.

In November 2001, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products.” EITF No. 01-09 addresses the accounting for consideration given by a vendor to a customer and is a codification of

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

EITF No. 00-14, “Accounting for Certain Sales Incentives,” EITF No. 00-22, “Accounting for ‘Points’ and Certain Other Time-Based or Volume-Based Sales Incentives Offers and Offers for Free Products or Services to be Delivered in the Future,” and EITF No. 00-25, “Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products.” The adoption of EITF No. 01-09 did not have a material impact on the Company’s results of operations and financial position.

3.    REVENUE RECOGNITION

License revenue consists principally of revenue earned under software license agreements. License revenue is generally recognized when a signed contract or other persuasive evidence of an arrangement exists, the software has been shipped or electronically delivered, the license fee is fixed or determinable, and collection of the resulting receivable is probable. When contracts contain multiple elements wherein vendor specific objective evidence exists for all undelivered elements, the Company accounts for the delivered elements in accordance with the “Residual Method” prescribed by Statement of Position (“SOP”) 98-9. Revenue from subscription license agreements, which include software, rights to future products and maintenance, is recognized ratably over the term of the subscription period. Revenue on shipments to resellers, which is generally subject to certain rights of return and price protection, is recognized when the products are sold by the resellers to the end-user customer.

Service revenue consists primarily of revenue received for performing implementation of system solutions, on-site support, consulting and training. Service revenue is generally recognized as the services are performed.

Maintenance revenue consists of fees for providing software updates and technical support for software products (post-contract support or “PCS”). Maintenance revenue is recognized ratably over the term of the agreement.

Payments received in advance of services performed are recorded as deferred revenue. Allowances for estimated future returns and discounts are provided for upon recognition of revenue.

4.    COMPREHENSIVE LOSS

A summary of comprehensive loss, on an after-tax basis where applicable, is as follows (in thousands):

	Three Months Ended
	February 28, 2002	February 28, 2001
Net income (loss)	$3,431	$(402)
Translation gain (loss)	394	(84)
Change in unrealized loss on investments	(9,059)	(1,023)

Comprehensive loss	$(5,234)	$(1,509)

Components of accumulated other comprehensive loss, on an after-tax basis where applicable, is as follows (in thousands):

	February 28, 2002	November 30, 2001
Cumulative translation adjustments	$353	$(41)
Unrealized gains on investments	1,504	10,563

Accumulated other comprehensive income	$1,857	$10,522

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.    PROVISION FOR (BENEFIT FROM) INCOME TAXES

The Company’s current estimate of its annual effective tax rate on anticipated operating income for the 2002 tax year is 54%. The estimated annual effective tax rate of 54% has been used to record the provision for income taxes for the three-month period ended February 28, 2002 compared with an effective tax rate of 37% used to record the benefit from income taxes for the comparable period in 2001. The estimated annual effective tax rate differs from the U.S. statutory rate primarily due to the non-deductibility of certain amortization of goodwill and acquired intangible assets and the non-deductibility of certain stock-based compensation charges. The Company’s effective tax rate may change during the remainder of 2002 if operating results differ significantly from current projections.

6.    NET INCOME (LOSS) PER SHARE

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

The following table sets forth the computation of basic and diluted net income (loss) per share for the periods indicated (in thousands, except per share data):

	Three Months Ended
	February 28, 2002	February 28, 2001
Net income (loss)	$3,431	$(402)

Weighted-average common shares used to compute basic net income (loss) per share	201,144	192,527
Effect of dilutive securities:
Common stock equivalents	15,304	—
Common stock subject to repurchase	1,072	—

Weighted-average common shares used to compute diluted net income (loss) per share	217,520	192,527

Net income (loss) per share—basic	$0.02	$(0.00)

Net income (loss) per share—diluted	$0.02	$(0.00)

The following table sets forth potential weighted average common shares that are not included in the diluted net income (loss) per share calculation above because to do so would be anti-dilutive for the periods indicated (in thousands):

	Three Months Ended
	February 28, 2002	February 28, 2001
Common stock subject to repurchase	—	2,939
Stock options	1,595	42,698

	1,595	45,637

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.    RELATED PARTY TRANSACTIONS

Reuters

The Company has entered into commercial transactions with Reuters Group PLC, including its wholly owned and partially owned subsidiaries (collectively, “Reuters”), a principal stockholder of the Company.

Reuters is a distributor of the Company’s products to customers in the financial services segment. A license, maintenance, and distribution agreement exists between the Company and Reuters, which was amended in June 2001. Under the amended agreement, Reuters elected to continue its obligation to pay a minimum guaranteed distribution fee to the Company in the amount of $20.0 million per year through December 2002. For the years ended December 31, 2001 and 2000, Reuters had guaranteed minimum distribution fees of $20.0 million and $18.0 million, respectively. This fee is recognized ratably over the corresponding period as related party revenue. If actual distribution fees due from Reuters’ exceed the cumulative minimum year-to-date guarantee, incremental fees are due. Such incremental fees are recognized in the period when the year-to-date fees exceed the cumulative minimum level. The amended agreement also revises the terms under which the Company may sell to customers in the financial services segment, including allowing the Company to make direct sales to certain customers in the insurance segment. Royalty payments to Reuters for resale of Reuters products and services or fees associated with sales to the financial services segment are classified as related party cost of revenue. In addition, the amended terms also require the Company to provide Reuters with maintenance and support for Reuters’ internal use until December 31, 2011 for a fee of $1.2 million for the remainder of calendar year 2001, $2.0 million for 2002 and $2.0 million for each year through 2011 in which Reuters elects to continue receiving such maintenance and support. This amount is recognized ratably over the corresponding period as related party maintenance revenue.

The Company recognized $6.6 million and $6.5 million in revenue from Reuters in the first fiscal quarter of 2002 and 2001, respectively. Revenue from Reuters consists primarily of product and maintenance fees on its sales of TIBCO products under the terms of our license agreement with Reuters. The Company incurred $1.0 million and $0.5 million in royalty and commission expense to Reuters in the first fiscal quarter of 2002 and 2001, respectively.

Cisco Systems

The Company has entered into commercial transactions with Cisco Systems, Inc., a stockholder of the Company. The Company recognized $0.4 million and $0.2 million in revenue from Cisco Systems, Inc. in the first fiscal quarter of 2002 and 2001, respectively.

8.    STOCK-BASED COMPENSATION

	Three Months Ended
	February 28, 2002	February 28, 2001
Cost of sales	$153	$376
Research and development	451	4,574
Sales and marketing	289	2,292
General and administrative	579	432

Total	$1,472	$7,674

In connection with the grant of stock options to employees and non-employee directors during fiscal 1998 and 1999, the Company recorded aggregate unearned compensation of $22.8 million, representing the difference between the deemed fair value of our common stock at the date of grant and the exercise price of such options.

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In addition, the Company recorded aggregate unearned compensation of $34.9 million in connection with the acquisition of Extensibility, Inc. (“Extensibility”) related to unvested options that were assumed as well as stock that was issued as part of the consideration for the acquisition, which is being held in an escrow account. Such amount is presented as a reduction of stockholders’ equity and is amortized over the vesting period of the applicable option or as the stock is released from escrow and is shown by expense category. Amortization of stock-based compensation related to employees, non-employee directors and Extensibility was $0.7 million and $8.1 million for the first fiscal quarter of 2002 and 2001, respectively.

Stock-based compensation expense related to stock options granted to consultants is recognized as earned using the multiple option method, and is shown by expense category. At each reporting date, the Company re-values the stock-based compensation using the Black-Scholes option pricing model. As a result, the stock-based compensation expense will fluctuate as the fair market value of our common stock fluctuates. In connection with the grant of stock options to consultants, the Company recognized stock-based compensation expense of $0.1 million in the first quarter of fiscal 2002 and $0.7 million stock-based compensation income in the first quarter of fiscal 2001.

In the first quarter of fiscal 2002 and 2001, the Company recognized $0.7 million and $0.3 million, respectively as stock compensation expense related to the employer’s portion of payroll taxes due as a result of employee exercises of nonqualified stock options.

9.     SEGMENT INFORMATION

The Company operates primarily in one industry segment: the development and marketing of a suite of software products that enables businesses to link internal operations, business partners and customer channels through the real-time distribution of information. Revenue by geographic area is as follows (in thousands):

	Three Months Ended
	February 28, 2002	February 28, 2001
Americas	$41,163	$47,288
Europe	28,278	22,528
Pacific Rim	4,592	12,286

Total Revenue	$74,033	$82,102

Revenue from Reuters is included in the European geographic segment. In the first quarter of fiscal 2002, one customer accounted for 13.1% of total revenue.

10.    RESTRUCTURING CHARGE

During the second and fourth quarters of fiscal 2001, the Company recorded restructuring charges totaling $21.2 million, consisting of $2.8 million for headcount reductions, $17.8 million for consolidation of facilities, and $0.6 million of other related restructuring charges. These restructuring charges were taken to align the Company’s cost structure with changing market conditions. The plan resulted in headcount reduction of approximately 170 employees, which was made up of 46% sales and marketing staff, 23% professional services staff, 16% general and administrative staff and 15% research and development staff. The plan also included the consolidation of facilities through closing excess field offices and moving corporate offices into one campus.

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The accrued restructuring cost of $17.8 million at February 28, 2002 consisted of $17.8 million for facility charges, which is expected to be paid over the next five years. The Company did not utilize any cash or accrue any additional charges for the first fiscal quarter of 2002. Accrued restructuring costs are included in accrued liabilities in the condensed consolidated balance sheets.

11.    LEGAL PROCEEDINGS

Between July 6, 2001 and December 6, 2001, several purported class action complaints were filed in the United States District Court for the Southern District of New York against the Company, several of the Company’s current and former officers and directors and the underwriters of the Company’s July 1999 initial public offering and March 2000 follow on offering. The complaints generally alleged that the named defendants violated federal securities laws because the prospectuses related to the Company’s offerings failed to disclose, and contained false and misleading statements regarding, certain commissions purported to have been received by the underwriters in connection with their allocation of shares in the Company’s offerings. On March 1, 2002, a stipulation and order were entered pursuant to which the Company and the individual defendants were dismissed without prejudice from claims relating to the Company’s initial public offering and the remaining claims relating to the Company’s follow on offering were consolidated into one complaint. The Company believes that the remaining claims against it are without merit and intends to defend against the complaint vigorously.

12.    PENDING BUSINESS COMBINATIONS

On January 5, 2002, the Company entered into a definitive agreement to acquire Talarian Corporation (“Talarian”) in a stock and cash transaction valued at approximately $115 million, including the assumption of stock options. Talarian provides infrastructure software solutions that deliver data and content in real-time over computer networks.

Pursuant to the agreement, at the effective time of the merger, each outstanding share of Talarian common stock, other than dissenting shares, will be automatically converted into the right to receive: (i) $2.65 in cash, without interest, and (ii) a fraction of a share of common stock of TIBCO equal to (a) $2.65 divided by (b) the average of the closing sales prices for one share of TIBCO common stock as reported on the Nasdaq National Market for the ten consecutive trading days ending one day prior to the closing date of the transaction (the “Closing Trading Price”); provided that if such calculation yields a Closing Trading Price that is greater than $16.21, then the Closing Trading Price shall be deemed to be $16.21; and if such calculation yields a Closing Trading Price that is less than $12.16, then the Closing Trading Price shall be deemed to be $12.16. Outstanding options and warrants to purchase Talarian common stock will be assumed by TIBCO and become exercisable for the same combination of cash and TIBCO stock as Talarian shares.

The acquisition is subject to the approval of the stockholders of Talarian the vote of which will occur at the annual meeting of stockholders of Talarian to be held on April 23, 2002. The acquisition is expected to close shortly after April 23, 2002, contingent on the fulfillment of all of the conditions to closing.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions identify such forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements. Factors which could cause actual results to differ materially include those set forth in the following discussion, and, in particular, the risks discussed below under the subheading “Factors that May Affect Operating Results” and in other documents we file with the Securities and Exchange Commission. Unless required by law, the Company undertakes no obligation to update publicly any forward-looking statements.

We are a leading provider of business integration solutions. We are the successor to a portion of the business of Teknekron Software Systems, Inc. Teknekron developed software, known as the TIB technology, for the integration and delivery of market data, such as stock quotes, news and other financial information, in trading rooms of large banks and financial services institutions. In 1992, Teknekron expanded its development efforts to include solutions designed to enable complex and disparate manufacturing equipment and software applications—primarily in the semiconductor fabrication market—to communicate within the factory environment. Teknekron was acquired by Reuters Group PLC, the global news and information group, in 1994. Following the acquisition, continued development of the TIB technology was undertaken to expand its use in the financial services markets.

In January 1997, TIBCO Software Inc. was established as an entity separate from Teknekron. We were formed to create and market software solutions for use in the integration of business information, processes and applications in diverse markets and industries outside the financial services sector. In connection with our establishment as a separate entity, Reuters transferred to us certain assets and liabilities related to our business and granted to us a royalty-free license to the underlying TIB messaging technology, that existed as of December 31, 1996 (“TIB Technology”) incorporated into some of our current software products. Reuters also assigned to us at that time license and service contracts primarily within the high-tech manufacturing and energy markets, including contracts with NEC, Motorola, Mobil and Chevron.

Our revenue in the first quarter of fiscal 2002 and 2001 consisted primarily of license and maintenance fees from our customers and distributors, including fees from Reuters pursuant to our license agreement, both of which were primarily attributable to sales of our TIBCO ActiveEnterprise product suite. In addition, we receive fees from our customers for providing project integration services. We also receive revenue from our strategic relationships with business partners who embed our products in their hardware and networking systems as well as from systems integrators who resell our products.

Reuters is a distributor of our products to customers in the financial services segment. As of November 30, 2001 Reuters owned approximately 60.59% of our outstanding capital stock and currently has three members on our Board of Directors. We have a license, maintenance, and distribution agreement with Reuters pursuant to which Reuters pays a minimum guaranteed distribution fee to us in the amount of $20 million per year through December 2002. For the years ended December 31, 2001 and 2000, Reuters guaranteed minimum distribution fees were $20.0 million and $18.0 million, respectively. These fees are recognized ratably over the corresponding period as related party revenue. If actual distribution fees due from Reuters’ exceed the cumulative minimum year-to-date guarantee, incremental fees are due. Such incremental fees are recognized in the period when the year-to-date fees exceed the cumulative minimum level. Royalty payments to Reuters for resale of Reuters products and services or fees associated with sales to the financial services segment are classified as related party cost of revenue. In addition, our agreement with Reuters also requires us to provide Reuters with internal maintenance and support until December 31, 2011 for a fee of $1.2 million for the calendar year 2001 and $2.0 million per year thereafter. This amount is recognized ratably over the corresponding period as related party service and maintenance revenue. Reuters’ obligation to pay us minimum guaranteed product fees expires at the end of 2002. The potential effects of this expiration on our revenues from the financial services market are unclear, and we may desire to renegotiate the terms of our licensing and distribution relationship with Reuters. Any new agreement with Reuters would be the result of negotiations between Reuters and us, and, because of Reuters’ relationship with us and its influence over our business, would be approved by a majority of our Board of Directors, including a majority of our independent and disinterested directors.

Under our agreement with Reuters, we are restricted until May 2004 from selling our products and providing consulting services directly to companies in the financial services market and major competitors of Reuters without Reuters’ consent. Our license to the TIB Technology also restricts us from licensing such technology, or those of our products that include such technology, directly to companies in the financial services market, and from using the TIB Technology to develop products specifically for use by these companies. Accordingly, we currently must rely on Reuters and, to a lesser extent, other third-party resellers and distributors to sell our products to these companies. Further, Reuters is required to pay us product fees based on a percentage of its revenue from sales of our products in the financial services market, excluding products that are embedded in any Reuters products. These product fees may be materially less than the product fees we could obtain from other distributors or resellers in the financial services market. In addition, when we sell our products into the financial services market other than through Reuters we must pay fees to Reuters.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of our financial statements. Actual results may differ from these estimates under different assumptions or conditions.

Our significant accounting policies are described in Note 1 to the annual consolidated financial statements as of and for the year ended November 30, 2001, included in our Form 10-K filed with the Securities and Exchange Commission on January 30, 2002. We believe our most critical accounting policies include the following:

•	revenue recognition;

•	estimating valuation allowances and accrued liabilities, specifically allowance for doubtful accounts, returns and discounts and accrued restructuring costs;

•	accounting for income taxes;

•	valuation of long-lived and intangible assets and goodwill; and

•	accounting for investments.

Revenue recognition.    We recognize license revenue when a signed contract or other persuasive evidence of an arrangement exists, the software has been shipped or electronically delivered, the license fee is fixed or determinable, and collection of the resulting receivable is probable. When contracts contain multiple elements wherein vendor specific objective evidence exists for all undelivered elements, we account for the delivered elements in accordance with the “Residual Method” prescribed by Statement of Position 98-9. Revenue from subscription license agreements, which include software, rights to future products and maintenance, is recognized ratably over the term of the subscription period. Revenue on shipments to resellers, which is generally subject to certain rights of return and price protection, is recognized when the products are sold by the resellers to the end-user customer.

We assess whether the fee is fixed and determinable and collection is probable at the time of the transaction. In determining whether the fee is fixed and determinable we compare the payment terms of the transaction to our normal payment terms. If a significant portion of a fee is due after our normal payment terms, we account for the fee as not being fixed and determinable and recognize revenue as the fees become due. We assess whether collection is probable based on a number of factors, including the customer’s past transaction history and credit-worthiness. We do not request collateral from our customers. If we determine that collection of a fee is not probable, we defer the fee and recognize revenue at the time collection becomes probable, which is generally upon receipt of cash.

First-year maintenance typically is sold with the related software license and renewed on an annual basis thereafter. For such arrangements with multiple obligations, we allocate revenue to each component of the arrangement based on the fair value of the undelivered elements. Fair values of ongoing maintenance and support obligations are based on separate sales of renewals to other customers or upon renewal rates quoted in the contracts. Maintenance revenue is deferred and recognized ratably over the term of the maintenance and support period. Fair value of services, such as consulting or training, is based upon separate sales of these services. Consulting and training services are generally billed based on hourly rates and revenues are generally recognized as the services are performed. Consulting services primarily consist of implementation services related to the installation of the company’s products and generally do not include significant customization to or development of the underlying software code.

Significant management judgements and estimates must be made in connection with determination of the revenue to be recognized in any accounting period. If we made different judgments or utilized different estimates for any period, material differences in the amount and timing of revenue recognized could result.

Valuation allowances and accrued liabilities: Allowance for doubtful accounts, returns and discounts, accrued restructuring costs.    We establish allowances for doubtful accounts, returns and discounts based on our review of credit profiles of our customers, contractual terms and conditions, current economic trends and historical payment, return and discount experience. We reassess the allowance for doubtful accounts, returns and discounts each period. If we made different judgments or utilized different estimates for any period, material differences in the amount and timing of revenue recognized could result.

During fiscal 2001, we recorded restructuring charges to align our cost structure with changing market conditions. Our restructuring plan resulted in a reduction in headcount and the consolidation of facilities through closing excess field offices and relocating corporate offices into one campus. Our restructuring charges included accruals for the estimated loss on facilities that we intend to sublease based on estimates of the timing and amount of sublease income. We reassess this liability each period based on market conditions. Revisions to our estimates of this liability could materially impact our operating results and financial position in future periods if anticipated events and key assumptions, such as the timing and amounts of sublease rental income, either change or do not materialize.

Accounting for income taxes.    As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves us estimating our current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income, and, to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provision in the statement of operations. No valuation allowance is currently set against the deferred tax assets because management believes that it is more likely than not that the deferred tax assets will be realized through the generation of future taxable income. Although the deferred tax asset is considered realizable, actual amounts realized could be reduced if sufficient future taxable income is not achieved. We also do not provide for taxes on undistributed earnings of our foreign subsidiaries, as it is our intention to reinvest undistributed earnings indefinitely.

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and our future taxable income for purposes of assessing our ability to realize any future benefit from our deferred tax assets. In the event that actual results differ from these estimates or we adjust these estimates in future periods, our operating results and financial position could be materially affected.

Valuation of long-lived and intangible assets and goodwill.    We assess goodwill, other intangible assets and other long-lived assets for recoverability whenever events or changes in circumstances indicate that their carrying value may not be recoverable through the estimated undiscounted future cash-flows resulting from the use of the assets. If we determine that the carrying value of goodwill, other intangible assets and other long-lived assets may not be recoverable we measure impairment by using the projected discounted cash-flow method.

In accordance with Financial Accounting Standards Board Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but, instead will be subject to annual impairment tests. We will adopt SFAS No. 142 during the first quarter of fiscal 2003. We have not yet determined what effect, if any, adoption of SFAS No. 142 will have on our financial position and results of operations, other than the cessation of amortization of goodwill.

Accounting for Investments.    We determine the appropriate classification of marketable securities at the time of purchase and evaluate such designation as of each balance sheet date. To date, all marketable securities have been classified as available-for-sale and are carried at fair value with unrealized gains and losses, if any, included as a component of accumulated other comprehensive loss in stockholders’ equity. These investments are presented as current assets as we expect to use them within one year in current operations even though some have scheduled maturities of greater than one year. Realized gains and losses are recognized based on the specific identification method. Our investments include minority equity investments in privately-held companies that are generally carried at cost and included in other assets on the balance sheet.

We review our investments on a regular basis to evaluate whether or not each security has experienced an other-than-temporary decline in fair value. Our policy includes, but is not limited to, reviewing each of the companies’ cash position, earnings/revenue outlook, stock price performance over the past six months, liquidity and management/ownership. If we believe that an other-than-temporary decline exists, we write down the investment to market value and record the related writedown as a loss on investments in our consolidated statement of operations.

Significant management judgement is required in determining whether an other-than-temporary decline in the value of our investments exists. Estimating the fair value of non-marketable equity investments in early-stage technology companies is inherently subjective. Changes in our assessment of the valuation of our investments could materially impact our operating results and financial position in future periods if anticipated events and key assumptions do not materialize or change.

Results of Operations

The following table sets forth, for the periods indicated, certain financial data as a percentage of total revenue:

	Three Months Ended
	February 28, 2002	February 28, 2001
Revenue:
License	63.3%	71.0%
Service and maintenance	36.7	29.0

Total revenue	100.0	100.0
Stock-based compensation	0.2	0.4
Cost of revenue	20.1	21.6

Gross profit	79.7	78.0

Operating expenses:
Research and development:
Stock-based compensation	0.6	5.5
Other research and development	22.0	24.8
Sales and marketing:
Stock-based compensation	0.4	2.8
Other sales and marketing	41.9	40.2
General and administrative:
Stock-based compensation	0.8	0.5
Other general and administrative	6.5	9.2
Amortization of goodwill and acquired intangibles	7.9	7.3

Total operating expenses	80.1	90.3

Loss from operations	(0.4)	(12.3)
Interest and other income, net	11.0	11.5

Net income (loss) before income taxes	10.6	(0.8)
Provision for (benefit from) income taxes	6.0	(0.3)

Net income (loss)	4.6%	(0.5)%

Revenue

Total Revenue.    Total revenue decreased 9.8% to $74.0 million for the three months ended February 28, 2002 from $82.1 million for the same period of the prior year. The decrease in total revenue was due primarily to the global economic slowdown and a reduction in information technology spending in general. Reuters accounted for approximately 9.0% and 7.9% of total revenue for the first fiscal quarter of 2002 and 2001, respectively.

License Revenue.    License revenue decreased 19.6% to $46.9 million for the three months ended February 28, 2002 from $58.3 million for the same period of the prior year. This decrease was due primarily to the global economic slowdown and a reduction in information technology spending in general. License revenue was 63.3% and 71.0% of total revenue for the first fiscal quarter of 2002 and 2001, respectively.

Service and Maintenance Revenue.    Service and maintenance revenue increased 14.0% to $27.2 million for the three months ended February 28, 2002 from $23.8 million for the same period of the prior year. Service and maintenance revenue was 36.7% and 29.0% of total revenue in the first quarter of fiscal 2002 and 2001, respectively. The increase in service and maintenance revenue was primarily due to an increased customer base, which has resulted in increased maintenance revenues.

Cost of Revenue

Cost of revenue consists primarily of salaries, third party contractors and associated expenses related to providing project implementation services, the cost of providing maintenance and customer support services, royalties and product fees. The majority of our cost of revenue is directly related to our service revenue. Cost of revenue, excluding stock based compensation charges, decreased 15.8% to $14.9 million for the three months ended February 28, 2002 from $17.7 million for the same period of the prior year. Cost of revenue was 20.1% and 21.6% of total revenue in the first quarter of fiscal 2002 and 2001, respectively. The decrease in cost of revenue in absolute dollars and as a percentage of total revenue was primarily due to the decrease in cost of third party contractors, travel expenses and a reduction in employee headcount. Related party cost of revenue was $1.0 million and $0.4 million for the first quarter of fiscal 2002 and 2001, respectively.

Operating Expenses

Research and Development Expenses.    Research and development expenses consist primarily of personnel, third party contractors and related costs associated with the development of our TIBCO ActiveEnterprise, TIBCO ActiveExchange, and TIBCO ActivePortal product suites. Research and development expenses, excluding stock based compensation charges, decreased 19.8% to $16.3 million for the three months ended February 28, 2002 from $20.3 million for the same period of the prior year. This decrease was due primarily to a reduction of third party contractors combined with reduced costs from renegotiated contracts. Research and development expenses were 22.0% and 24.8% of total revenue in the first quarter of fiscal 2002 and 2001, respectively. We believe that continued investment in research and development is critical to attaining our strategic objectives and, as a result, expect that spending on research and development will increase in absolute dollars while declining slightly as a percentage of revenue in fiscal 2002.

Sales and Marketing Expenses.    Sales and marketing expenses consist primarily of personnel and related costs of our direct sales force and marketing staff and the cost of marketing programs, including customer conferences, promotional materials, trade shows and advertising. Sales and marketing expenses, excluding stock based compensation charges, decreased 6.0% to $31.0 million for the three months ended February 28, 2002 from $33.0 million for the same period of the prior year. Sales and marketing expenses were 41.9% and 40.2% of total revenue in the first quarter of fiscal 2002 and 2001, respectively. The decrease in absolute dollars was primarily the result of decreased spending on marketing programs and advertising costs. The increase as a percentage of total revenue resulted primarily from the decrease in total revenue. We intend to continue to increase staff in our direct sales organization and to develop product-marketing programs and, accordingly, expect that sales and marketing expenditures will increase in absolute dollars while remaining constant as a percentage of revenue in fiscal 2002.

General and Administrative Expenses.    General and administrative expenses consist primarily of personnel and related costs for general corporate functions, including executive, legal, finance, accounting and human resources. General and administrative expenses, excluding stock based compensation charges, decreased 36.3% to $4.8 million for the first quarter of fiscal 2002 from $7.5 million for the same period of the prior year. General and administrative expenses were 6.5% and 9.2% of total revenue for the first quarter of fiscal 2002 and 2001, respectively. These decreases were primarily a result of a reduction in bad debt expense and reduced headcount. We expect that general and administrative expenses will increase in absolute dollars but remain relatively stable as a percentage of revenue in fiscal 2002.

Amortization of Stock-based Compensation.    Amortization of stock-based compensation expense was $1.5 million and $7.7 million in the first quarter of fiscal 2002 and 2001, respectively. The decrease was due primarily to accelerated vesting in fiscal 2001 of certain stock options related to Extensibility Inc. (Extensibility).

In connection with the grant of stock options to employees and non-employee directors during fiscal 1998 and 1999, we recorded aggregate unearned compensation of $22.8 million, representing the difference between the deemed fair value of our common stock at the date of grant and the exercise price of such options. In addition, we recorded aggregate unearned compensation of $34.9 million in connection with the acquisition of Extensibility related to unvested options that were assumed as well as stock that was issued as part of the consideration for the acquisition, which is being held in an escrow account. Such amount is presented as a reduction of stockholders’ equity and is amortized over the vesting period of the applicable option or as the stock is released from escrow and is shown by expense category. Amortization of stock-based compensation related to employees, non-employee directors and Extensibility was $0.7 million and $8.1 million for the first fiscal quarter of 2002 and 2001, respectively.

Stock-based compensation expense related to stock options granted to consultants is recognized as earned using the multiple option method, and is shown by expense category. At each reporting date, we re-value the stock-based compensation using the Black-Scholes option pricing model. As a result, the stock-based compensation expense will fluctuate as the fair market value of our common stock fluctuates. In connection with the grant of stock options to consultants, the Company recognized stock-based compensation expense of $0.1 million in the first quarter of fiscal 2002 and $0.7 million stock-based compensation income in the first quarter of fiscal 2001.

In the first quarter of fiscal 2002 and 2001, the Company recognized $0.7 million and $0.3 million, respectively as stock compensation expense related to the employer portion of payroll taxes due as a result of employee exercises of nonqualified stock options.

Amortization of goodwill and acquired intangibles.    Amortization of goodwill and acquired intangibles was $5.9 million and $6.0 million in the first quarter of fiscal 2002 and 2001, respectively. Amortization of goodwill and other intangible assets acquired in purchase transactions are amortized on a straight-line method over the estimated useful life of the assets of between two and five years.

Restructuring charge.    During the second and fourth quarters of fiscal 2001, we recorded restructuring charges totaling $21.2 million, consisting of $2.8 million for headcount reductions, $17.8 million for consolidation of facilities, and $0.6 million of other related restructuring charges. These restructuring charges were taken to align our cost structure with changing market conditions. The plan resulted in headcount reduction of approximately 170 employees, which was made up of 46% sales and marketing staff, 23% professional services staff, 16% general and administrative staff and 15% research and development staff. The plan also included the consolidation of facilities through closing excess field offices and moving corporate offices into one campus.

The accrued restructuring cost of $17.8 million at February 28, 2002 consisted of $17.8 million for facility charges, which is expected to be paid over the next five years. We did not utilize any cash or accrue any additional charges for the first fiscal quarter of 2002.

Interest and other income, net.    Interest and other income (expense), net, includes interest, net realized gain in equity investments and other miscellaneous income and expense items. Interest and other income, net, was $8.2 million and $9.5 million for the first quarter of fiscal 2002 and 2001, respectively. The decrease in interest and other income was due primarily to lower interest rates.

Provision for (benefit from) income taxes.    Our current estimate of its annual effective tax rate on anticipated operating income for the 2002 tax year is 54%. The estimated annual effective tax rate of 54% has been used to record the provision for income taxes for the three-month period ended February 28, 2002 compared with an effective tax rate of 37% used to record the benefit from income taxes for the comparable period in 2001. The estimated annual effective tax rate differs from the U.S. statutory rate primarily due to the non-deductibility of certain amortization of goodwill and acquired intangible assets and the non-deductibility of certain stock-based compensation charges. Our effective tax rate may change during the remainder of 2002 if operating results differ significantly from current projections.

Liquidity and Capital Resources

At February 28, 2002, we had cash, cash equivalents and investments of $672.6 million, representing a decrease of $4.7 million from November 30, 2001.

Net cash provided by operations for the three months ended February 28, 2002 was $19.5 million compared to net cash provided by operations of $27.8 million for the comparable period of the prior year. Cash provided by operating activities for the three months ended February 28, 2002 resulted primarily from our net income combined with the decrease in accounts receivable and other assets and an increase in accounts payable, deferred revenue, amortization of goodwill and unearned compensation, offset by a decrease in accrued liabilities.

Net cash provided by investing activities for the three months ended February 28, 2002 was $25.2 million compared to cash used by investing activities of $108.0 million for the same period in 2001. Cash provided by investing activities resulted primarily from the net sale of short-term investments of $49.3 million, offset by capital expenditures of $24.1 million and private equity investments of $0.1 million. Capital expenditures were primarily related to the construction of our campus and additions to our IT infrastructure.

Cash flow from financing activities of $9.5 million resulted from the exercise of stock options and stock purchases under our Employee Stock Purchase Program.

At February 28, 2002 and 2001, we had $672.6 million and $606.1 million in cash, cash equivalents and investments, respectively. We anticipate continued growth in our operating expenses for the foreseeable future, particularly in sales and marketing expenses and, to a lesser extent, research and development and general and administrative expenses. As a result, we expect to use our cash resources to fund our operating expenses and capital expenditures, including the construction of our campus and additions to our IT infrastructure, and additionally, to fund acquisitions or investments in complementary businesses, technologies or product lines. We believe that our current cash, cash equivalents and investments and cash flows from operations will be sufficient to meet our anticipated cash requirements for working capital and capital expenditures for at least the next twelve to eighteen months.

As of February 28, 2002 future minimum lease payments under noncancelable operating leases, including $17.8 million of minimum lease payments provided for as accrued restructuring costs, were as follows (in thousands):

Non-Cancelable Operating Leases
Remaining 2002	$17,644
2003	23,696
2004	23,536
2005	23,969
2006	23,772
Thereafter	158,679

Total	$271,296

Factors That May Affect Operating Results

The following risk factors could materially and adversely affect our future operating results and could cause actual events to differ materially from those predicted in forward-looking statements related to our business.

We have a history of losses and we expect future losses, and if we do not achieve and sustain profitability our business will suffer and our stock price may decline

We may not be able to sustain our growth or obtain sufficient revenue to achieve and sustain profitability. We incurred net losses of approximately $13.2 million and $25.0 million in fiscal 2001 and 2000, respectively. As of February 28, 2002, we had an accumulated deficit of approximately $71.9 million.

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

Our future revenue is unpredictable, and we expect our quarterly operating results to fluctuate, which may cause our stock price to decline

Period-to-period comparisons of our operating results may not be a good indication of our future performance. Moreover, our operating results in some quarters may not meet the expectations of stock market analysts and investors. In that event, our stock price would likely decline. As a result of our limited operating history, our business strategy and the evolving nature of the markets in which we compete, we may have difficulty accurately forecasting our revenue in any given period. In addition to the factors discussed elsewhere in this section, a number of factors may cause our revenue to fall short of our expectations or cause fluctuations in our operating results, including:

•	the announcement or introduction of new or enhanced products or services by our competitors;

•	the amount and timing of operating costs and capital expenditures relating to the expansion of our operations; and

•	the capital and expense budgeting decisions of our customers.

In addition, our quarterly operating results are historically subject to variations throughout the year due to seasonal factors, which generally result in lower sales activity in our first and third fiscal quarters.

There can be no assurance that our current customers will continue to purchase our products in the future

We do not have long-term contracts with any of our customers. There can be no assurance that any of our customers will continue to purchase our products in the future. As a result, a customer that generates substantial revenue for us in one period may not be a source of revenue in subsequent periods. One customer accounted for 13.1% of our total revenue in the first quarter of fiscal 2002.

Our licensing and distribution relationship with Reuters places limitations on our ability to conduct our business

Our predecessor company was acquired by Reuters in 1994. In January 1997, Reuters established us as a separate entity, transferred to us certain assets and liabilities related to our business and granted to us a royalty-free license to intellectual property that is still incorporated into some of our software products. Reuters continues to hold a majority of our stock and has the right to nominate three of our directors, and accordingly is able to exert significant influence over our business.

We have a significant relationship with Reuters for licensing and distribution. Our relationship with Reuters involves limitations and restrictions on our business, as well as other risks, described below.

Reuters has access to the intellectual property used in our products, and could use the intellectual property to compete with us. We license from Reuters the underlying TIB Technology, which is incorporated into some of our important TIBCO ActiveEnterprise products. We do not own this technology. Reuters is not restricted from using the TIB Technology to produce products that compete with our products, and it can grant limited licenses to the TIB Technology to others who may compete with us. In addition, we must license all of the intellectual property and products we create through December 2011 to Reuters. This will place Reuters in a position to more easily develop products that compete with our product offerings.

Under our agreements with Reuters, we are restricted until May 2004 from selling our products and providing consulting services directly to companies in the financial services market and major competitors of Reuters without Reuters’ consent. Our license to the TIB Technology also restricts us from licensing such technology, or those of our products that include such technology, directly to companies in the financial services market, and from using the TIB Technology to develop products specifically for use by these companies. Accordingly, we must currently rely on Reuters and, to a lesser extent, other third-party resellers and distributors to sell our products to these companies.

Under the license agreement, Reuters is required to pay us product fees based on a percentage of its revenue from sales of our products in the financial services market, excluding products that are embedded in any Reuters products. These product fees may be materially less than the product fees we could obtain from other distributors or resellers in the financial services market. In addition, when we sell our products into the financial services market other than through Reuters we must pay fees to Reuters.

Neither Reuters nor any third-party reseller or distributor has any contractual obligation to distribute our products to financial services customers. Reuters and other distributors may not be successful in selling our products into the financial services market, or they may elect to sell competitive third-party products into that market, either of which may adversely affect our revenue in that market.

Our license agreement with Reuters imposes practical restrictions on our ability to acquire other companies. The license agreement places no specific restrictions on our ability to acquire companies with all or part of their business in the financial services market. However, under the terms of the license agreement, we are prohibited from bundling or combining our products that are based on licensed technology with an acquired company’s products and services and then selling the bundled or combined products directly to financial services companies. This prohibition could prevent us from realizing potential synergies with companies we acquire.

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

Our investment strategy could cause financial or operational problems

Through February 28, 2002, we had invested $27.5 million in companies with complementary technologies or products or which provide us with access to additional vertical markets and customers, and we plan to continue making such investments in the future. The companies in which we invest are often at early stages of development, and no public market exists for their securities at the time of our investment. These investments may not result in any meaningful commercial benefit to us, and our investments could lose all or a significant part of their value. Moreover, in certain circumstances, these investments could subject us to restrictions imposed by the Investment Company Act of 1940. We might have to take actions, including buying, refraining from buying, selling or refraining from selling securities when we would otherwise not wish to, in order to avoid registration under the Investment Company Act of 1940.

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

The rapid growth of our operations could strain our resources and cause our business to suffer

Our ability to successfully offer products and services and implement our business plan in a rapidly evolving market requires an effective planning and management process. We have increased the scope of our operations and we have increased our headcount substantially, both domestically and internationally. We must successfully integrate these new employees into our operations and generate sufficient revenues to justify the costs associated with these employees. If we fail to successfully integrate employees or to generate the revenue necessary to offset employee-related expenses, we could be forced to reduce our headcount, which would force us to incur significant expenses and would harm our business and operating results. For example, in response to changing market conditions, in fiscal 2001, we recorded a restructuring charge of $21.2 million, including $2.8 million related to a reduction of our headcount by approximately 170 employees. Our growth has placed and will continue to place a significant strain on our management systems, infrastructure and resources. We expect that we will need to continue to improve our financial and managerial controls, reporting systems and procedures. We will also need to continue to train and manage our workforce worldwide. Furthermore, we expect that we will be required to manage an increasing number of relationships with various customers and other third parties. Failure to expand any of the foregoing areas efficiently and effectively could interfere with the growth of our business as a whole.

Pending litigation could harm our business

Between July 6, 2001 and December 6, 2001, several purported class action complaints were filed in the United States District Court for the Southern District of New York against us, several of our current and former officers and directors and the underwriters of our July 1999 initial public offering and March 2000 follow on offering. The complaints generally alleged that the named defendants violated federal securities laws because the prospectuses related to our offerings failed to disclose, and contained false and misleading statements regarding, certain commissions purported to have been received by the underwriters in connection with their allocation of shares in our offerings. On March 1, 2002, a stipulation and order were entered pursuant to which we and the individual defendants were dismissed without prejudice from claims relating to our initial public offering and the remaining claims relating to our follow on offering were consolidated into one complaint. We believe that the remaining claims against us are without merit and we intend to defend against the complaint vigorously. The remaining complaint does not specify the amount of damages that the plaintiffs seek, and as a result, we are unable to estimate the possible range of damages that might be incurred as a result of the lawsuit. We have not accrued any amounts relating to potential damages associated with the lawsuit. The uncertainty associated with a substantial unresolved lawsuit could harm our business, financial condition and reputation. The defense of the lawsuit could result in the diversion of our management’s time and attention away from business operations, which could harm our business. Negative developments with respect to the lawsuit could cause our stock price to decline. In addition, although we are unable to determine the amount, if any, that we may be required to pay in connection with the resolution of the lawsuit by settlement or otherwise, such a payment could seriously harm our financial condition, results of operations and liquidity.

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

At February 28, 2002 we had an investment portfolio of fixed income securities totaling $513.8 million, excluding those classified as cash and cash equivalents and restricted funds. Our investments consist primarily of bank and finance notes, various government obligations and asset-backed securities. These securities are classified as available-for-sale and are recorded on the balance sheet at fair market value with unrealized gains or losses reported as a separate component of stockholders’ equity. Unrealized losses are charged against income when a decline in fair market value is determined to be other than temporary. The specific identification method is used to determine the cost of securities sold.

The investment portfolio is subject to interest rate risk and will fall in value in the event market interest rates increase. If market interest rates were to increase immediately and uniformly by 100 basis points (approximately 38% of current rates in the portfolio) from levels as of February 28, 2002, the fair market value of the portfolio would decline by approximately $3.7 million.

We develop products in the United States and sell in North America, South America, Asia, the Middle East and Europe. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. A majority of sales are currently made in U.S. dollars; however, a strengthening of the dollar could make our products less competitive in foreign markets. We enter into foreign currency forward exchange contracts (“forward contracts”) to manage exposure related to accounts receivable denominated in foreign currencies. We do not enter into derivative financial instruments for trading purposes.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Between July 6, 2001 and December 6, 2001, several purported class action complaints were filed in the United States District Court for the Southern District of New York against us, several of our current and former officers and directors and the underwriters of our July 1999 initial public offering and March 2000 follow on offering. The complaints generally alleged that the named defendants violated federal securities laws because the prospectuses related to our offerings failed to disclose, and contained false and misleading statements regarding, certain commissions purported to have been received by the underwriters in connection with their allocation of shares in our offering and the remaining claims relating to our follow on offering were consolidated into one complaint. On March 1, 2002, a stipulation and order were entered pursuant to which we and the individual defendants were dismissed without prejudice from claims relating to our initial public offering. We believe that the remaining claims against us are without merit and we intend to defend against the complaint vigorously.

ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

None.

(b)  Reports on Form 8-K:

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TIBCO SOFTWARE INC.

By:	/s/ CHRISTOPHER G. O’MEARA
Christopher G. O’Meara Executive Vice President, Finance and Chief Financial Officer

By:	/s/ Ginger M. Kelly
Ginger M. Kelly Corporate Controller and Chief Accounting Officer

Date: April 2, 2002