Form 10-Q
period 2002-05-31
TIBCO SOFTWARE INC
filed 2002-07-05
CIK 1085280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MAY 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 000-26579

TIBCO SOFTWARE INC.
(Exact name of registrant as specified in its charter)

Delaware	77-0449727
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

3303 Hillview Avenue
Palo Alto, California 94304-1213
(Address of principal executive offices) (zip code)

Registrant’s telephone number, including area code: (650) 846-1000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

The number of shares outstanding of the registrant’s Common Stock, $0.001 par value, as of June 20, 2002 was 208,314,392.

TIBCO SOFTWARE INC.

INDEX

PART I—FINANCIAL INFORMATION

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

TIBCO SOFTWARE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	May 31, 2002	November 30, 2001
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$195,991	$100,158
Short-term investments	448,666	577,182
Accounts receivable, net of allowances; $5,227 and $5,315, respectively	53,323	59,080
Due from related parties	706	959
Other current assets	23,401	22,272

Total current assets	722,087	759,651
Property and equipment, net of accumulated depreciation; $24,993 and $18,330, respectively	61,106	38,250
Other assets	19,711	30,223
Goodwill and acquired intangibles, net of accumulated amortization; $46,348 and $34,474, respectively	129,230	64,003

	$932,134	$892,127

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,331	$4,378
Amounts due related parties	2,033	1,773
Accrued liabilities	88,411	73,445
Deferred revenue	46,374	41,252

Total current liabilities	151,149	120,848

Stockholders’ equity:
Common stock	208	199
Additional paid-in capital	908,385	839,642
Unearned stock-based compensation	(2,814)	(3,796)
Accumulated other comprehensive income	3,055	10,522
Accumulated deficit	(127,849)	(75,288)

Total stockholders’ equity	780,985	771,279

	$932,134	$892,127

See accompanying notes to condensed consolidated financial statements.

TIBCO SOFTWARE INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended May 31,		Six Months Ended May 31,
	2002	2001	2002	2001
	(Unaudited)		(Unaudited)
License revenue:
Non-related parties	$31,973	$55,063	$75,039	$108,935
Related parties	3,800	5,266	7,600	9,657

Total license revenue	35,773	60,329	82,639	118,592

Service and maintenance revenue:
Non-related parties	24,781	21,936	48,689	43,452
Related parties	3,112	1,421	6,371	3,744
Reimbursable expenses	467	719	1,116	1,247

Total service and maintenance revenue	28,360	24,076	56,176	48,443

Total revenue	64,133	84,405	138,815	167,035
Cost of revenue:
Stock based compensation	169	235	322	611
Other cost of revenue non-related parties	15,664	15,813	30,216	33,649
Other cost of revenue related parties	1,408	371	2,411	758

Gross profit	46,892	67,986	105,866	132,017

Operating expenses:
Research and development:
Stock-based compensation	336	2,577	787	7,151
Other research and development	18,206	20,387	34,514	40,728
Sales and marketing:
Stock-based compensation	206	6,161	495	8,453
Other sales and marketing	34,398	37,668	65,420	70,685
General and administrative:
Stock-based compensation	76	3,001	655	3,433
Other general and administrative	6,217	5,977	11,013	13,510
Acquired in-process research and development	2,400	—	2,400	—
Restructuring charges	29,645	12,630	29,645	12,630
Amortization of goodwill and acquired intangibles	6,020	5,854	11,874	11,809

Total operating expenses	97,504	94,255	156,803	168,399

Loss from operations	(50,612)	(26,269)	(50,937)	(36,382)
Interest and other income (expense), net	(5,122)	6,620	3,044	16,106

Net loss before income taxes	(55,734)	(19,649)	(47,893)	(20,276)
Provision for (benefit from) income taxes	258	(1,881)	4,668	(2,106)

Net loss	$(55,992)	$(17,768)	$(52,561)	$(18,170)

Net loss per share:
Basic and diluted	$(0.27)	$(0.09)	$(0.26)	$(0.09)

Weighted average common shares outstanding	204,630	194,190	202,887	193,359

See accompanying notes to condensed consolidated financial statements.

TIBCO SOFTWARE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended
	May 31, 2002	May 31, 2001
	(Unaudited)
Cash flows from operating activities:
Net loss	$(52,561)	$(18,170)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	6,522	4,935
Amortization of goodwill and other intangibles	11,874	11,809
Amortization of stock-based compensation	979	19,297
Realized loss on investments, net	9,800	563
Write-off of in-process research and development	2,400	—
Restructuring and impairment charges	29,645	12,630
Changes in assets and liabilities:
Accounts receivable	8,614	21,665
Due from related parties, net	1,126	414
Other assets	(623)	4,720
Accounts payable	9,966	2,340
Accrued liabilities	(18,557)	(19,753)
Deferred revenue	1,356	5,097

Net cash provided by operating activities	10,541	45,547

Cash flows from investing activities:
Purchases of short-term investments	(327,248)	(377,898)
Sales and maturities of short-term investments	447,343	260,831
Purchases of property and equipment, net	(39,050)	(13,017)
Purchases of private equity investments	(241)	(3,814)
Cash used in acquisition, net of cash received	(6,363)	—

Net cash provided by (used for) investing activities	74,441	(133,898)

Cash flows from financing activities:
Proceeds from exercise of stock options	6,550	3,909
Proceeds from employee stock purchase program	4,291	3,194

Net cash provided by financing activities	10,841	7,103

Effect of exchange rate changes on cash	10	341

Net change in cash and cash equivalents	95,833	(80,907)
Cash and cash equivalents at beginning of period	100,158	171,658

Cash and cash equivalents at end of period	$195,991	$90,751

See accompanying notes to condensed consolidated financial statements.

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by TIBCO Software Inc. (the “Company” or “TIBCO”) in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company, and its results of operations and cash flows. These condensed consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and notes as of and for the year ended November 30, 2001 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on January 30, 2002.

For purposes of presentation, the Company has indicated the second quarter of fiscal 2002 and 2001 as ending on May 31, 2002 and May 31, 2001, respectively; whereas in fact, the Company’s second fiscal quarters ended on the Friday nearest to the end of May.

The results of operations for the three months and six months ended May 31, 2002 are not necessarily indicative of the results that may be expected for the year ending November 30, 2002 or any other future interim period, and the Company makes no representations related thereto.

The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

2.    RECENT ACCOUNTING PRONOUNCEMENTS

In November 2001, the Financial Accounting Standards Board (“FASB”) issued an announcement on the topic of “Income Statement Characterization of Reimbursements Received for Out of Pocket Expense Incurred,” which was subsequently incorporated in Emerging Issues Task Force (“EITF”) No. 01-14. EITF No. 01-14 requires companies to characterize reimbursements received for out of pocket expenses as revenues in the statement of operations. Historically, the Company has netted reimbursements received for out of pocket expenses against the related expenses in the accompanying condensed consolidated statements of operations. The Company adopted the announcement in the quarter ended May 31, 2002. Revenues from reimbursable expenses have been identified separately on the condensed consolidated statement of operations and the respective periods for the prior year have been reclassified for comparative purposes.

In July 2001, the FASB issued Statements of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” and No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company is required to adopt SFAS No.142 effective December 1, 2002. Amortization of goodwill and intangibles with an indefinite life acquired before July 1, 2001 was $17.4 million for the year ended November 30, 2001, $4.4 million for the three months ended May 31, 2002 and $8.8 million for the six months ended May 31, 2002.

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

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

In November 2001, the Emerging Issues Task Force reached a consensus on EITF No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products.” EITF No. 01-09 addresses the accounting for consideration given by a vendor to a customer and is a codification of EITF No. 00-14, “Accounting for Certain Sales Incentives,” EITF No. 00-22, “Accounting for ‘Points’ and Certain Other Time-Based or Volume-Based Sales Incentives Offers and Offers for Free Products or Services to be Delivered in the Future,” and EITF No. 00-25, “Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products.” The adoption of EITF No. 01-09 did not have a material impact on the Company’s results of operations and financial position.

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

4.    COMPREHENSIVE LOSS

A summary of comprehensive loss, on an after-tax basis where applicable, is as follows (in thousands):

	Three Months Ended		Six Months Ended
	May 31, 2002	May 31, 2001	May 31, 2002	May 31, 2001
Net loss	$(55,992)	$(17,768)	$(52,561)	$(18,170)
Translation gain (loss)	(294)	425	100	341
Change in unrealized gain (loss) on investments	1,490	2,150	(7,569)	1,131

Comprehensive loss	$(54,796)	$(15,193)	$(60,030)	$(16,698)

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Components of accumulated other comprehensive loss, on an after-tax basis where applicable, is as follows (in thousands):

	May 31, 2002	November 30, 2001
Cumulative translation adjustments	$86	$(14)
Unrealized gains on investments	2,969	10,536

Accumulated other comprehensive income	$3,055	$10,522

5.    PROVISION FOR (BENEFIT FROM) INCOME TAXES

During the second quarter of fiscal 2002, the Company changed its estimate of the annual effective tax rate as a result of revised expectations for operating income for the 2002 tax year. The Company’s current estimate of its annual effective tax rate on anticipated operating loss for the 2002 tax year is 10%. The estimated annual effective tax rate of 10% has been used to record the provision for income taxes for the six-month period ended May 31, 2002 compared with an effective tax rate of (10%) used to record the benefit for income taxes for the comparable period in 2001. The estimated annual effective tax rate differs from the U.S. statutory rate primarily due to non-deductible acquisition related charges, stock-based compensation charges, and a valuation allowance recorded against certain deferred tax assets for which management believes realization is not assured. The Company’s effective tax rate may change during the remainder of 2002 if operating results differ significantly from current projections.

6.    NET LOSS PER SHARE

Basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common and potential common shares outstanding during the period if their effect is dilutive. Certain potential common shares were not included in computing net loss per share because they were anti-dilutive.

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	May 31, 2002	May 31, 2001	May 31, 2002	May 31, 2001
Net loss	$(55,992)	$(17,768)	$(52,561)	$(18,170)

Basic and diluted:
Weighted average common shares outstanding	205,439	196,731	203,849	196,274
Weighted average common shares subject to repurchase	(809)	(2,541)	(962)	(2,915)

Weighted average common shares used to compute basic and diluted net loss per share	204,630	194,190	202,887	193,359

Net loss per share—basic and diluted	$(0.27)	$(0.09)	$(0.26)	$(0.09)

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The following table sets forth potential weighted average common shares that are not included in the diluted net loss per share calculation above because to do so would be anti-dilutive for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	May 31, 2002	May 31, 2001	May 31, 2002	May 31, 2001
Common stock subject to repurchase	809	2,541	962	2,834
Stock options	11,499	14,445	13,233	18,659

	12,308	16,986	14,195	21,493

7.    RELATED PARTY TRANSACTIONS

Reuters

The Company has entered into commercial transactions with Reuters Group PLC, including its wholly owned and partially owned subsidiaries (collectively, “Reuters”), a principal stockholder of the Company. As of May 31, 2002, Reuters owned approximately 50.75% of the issued and outstanding shares of the Company.

Reuters is a distributor of the Company’s products to customers in the financial services segment pursuant to a license, maintenance and distribution agreement between the Company and Reuters. Under the agreement, Reuters to pays a minimum guaranteed distribution fee to the Company in the amount of $20.0 million per year through December 2002. For the years ended December 31, 2001 and 2000, Reuters had guaranteed minimum distribution fees of $20.0 million and $18.0 million, respectively. These fees are recognized ratably over the corresponding period as related party revenue. If actual distribution fees due from Reuters’ exceed the cumulative minimum year-to-date guarantee, incremental fees are due. Such incremental fees are recognized in the period when the year-to-date fees exceed the cumulative minimum guarantee. Royalty payments to Reuters for resale of Reuters products and services and fees associated with sales to the financial services segment are classified as related party cost of sales. In addition, the agreement requires the Company to provide Reuters with internal maintenance and support until December 31, 2011 for a fee of $2.0 million per year. This amount is recognized ratably over the corresponding period as related party maintenance revenue.

The Company recognized revenue from Reuters of $6.4 million and $5.7 million in in the second fiscal quarter of 2002 and 2001, respectively, and $13.0 million and $12.2 million for the six month periods ended May 31, 2002 and 2001, respectively. Revenue from Reuters consists primarily of product and maintenance fees on its sales of TIBCO products under the terms of the license agreement with Reuters. The Company incurred $1.4 million and $0.4 million in royalty and commission expense to Reuters in the second fiscal quarters of 2002 and 2001, respectively; and $2.4 million and $0.9 million for the six month periods ended May 31, 2002 and 2001, respectively.

Cisco Systems

The Company has entered into commercial transactions with Cisco Systems, Inc., a stockholder of the Company. The Company recognized $0.5 million and $1.0 million in revenue from Cisco Systems, Inc. in the second fiscal quarters of 2002 and 2001, respectively and $1.0 million and $1.2 million for the six month periods ended May 31, 2002 and 2001, respectively.

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

8.    STOCK-BASED COMPENSATION

	Three Months Ended		Six Months Ended
	May 31, 2002	May 31, 2001	May 31, 2002	May 31, 2001
Cost of sales	$169	$235	$322	$611
Research and development	336	2,577	787	7,151
Sales and marketing	206	6,161	495	8,453
General and administrative	76	3,001	655	3,433

Total	$787	$11,974	$2,259	$19,648

In connection with the grant of stock options to employees and non-employee directors during fiscal 1998 and 1999, the Company recorded aggregate unearned compensation of $22.8 million, representing the difference between the deemed fair value of our common stock at the date of grant and the exercise price of such options. During fiscal 2000, the Company recorded aggregate unearned compensation of $34.9 million in connection with the acquisition of Extensibility, Inc. (“Extensibility”) related to unvested options that were assumed as well as stock that was issued as part of the consideration for the acquisition, which is being held in an escrow account. Such amounts are presented as a reduction of stockholders’ equity and are amortized over the vesting period of the applicable option, restricted stock, or as the stock is released from the Extensibility escrow account, and is shown by expense category. During the second fiscal quarter of 2002, the Company recorded $0.7 million of unearned compensation in connection with unvested options and restricted stock assumed on consummation of the acquisition of Talarian Corporation (“Talarian”). In addition, the Company expects to record additional acquisition related compensation expense of up to $0.9 million in connection with additional cash consideration contingent on the vesting and exercise of stock options and restricted stock which were unvested at the acquisition date. Amortization of stock-based compensation related to employees, non-employee directors, Extensibility and Talarian was $0.8 million and $11.1 million for the second fiscal quarter of 2002 and 2001, respectively; and $1.5 million and $19.1 million for the six month periods ended May 31, 2002 and 2001, respectively.

Stock-based compensation expense related to stock options granted to consultants is recognized as earned using the multiple option method, and is shown by expense category. At each reporting date, the Company re-values the stock-based compensation using the Black-Scholes option pricing model. As a result, the stock-based compensation expense will fluctuate as the fair market value of our common stock fluctuates. In connection with the grant of stock options to consultants, the Company recognized income from the reversal of stock-based compensation expense of $0.6 million and stock-based compensation expense of $0.8 million in the second quarter of fiscal 2002 and 2001, respectively. For the six month periods ended May 31, 2002 and 2001, the Company recognized stock-based compensation income of $0.5 million from the reversal of stock-based compensation expense and stock-based compensation expense of $0.2 million, respectively.

In the second quarter of fiscal 2002 and 2001, the Company recognized $0.6 million and $0.1 million, respectively of stock compensation expense related to the employer’s portion of payroll taxes due as a result of employee exercises of nonqualified stock options and $1.3 million and $0.4 million for the six month periods ended May 31, 2002 and 2001, respectively.

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

9.    SEGMENT INFORMATION

The Company operates primarily in one industry segment: the development and marketing of a suite of software products that enables businesses to link internal operations, business partners and customer channels through the real-time distribution of information. Revenue by geographic area is as follows (in thousands):

	Three Months Ended		Six Months Ended
	May 31, 2002	May 31, 2001	May 31, 2002	May 31, 2001
Americas	$37,641	$51,519	$79,307	$99,125
Europe	22,553	28,363	50,981	51,064
Pacific Rim	3,939	4,523	8,527	16,846

Total Revenue	$64,133	$84,405	$138,815	$167,035

Revenue from Reuters is included in the European geographic segment. One customer accounted for 10% of revenues in the second quarter of 2001. No single customer accounted for greater than 10% of total revenue during the second fiscal quarter of 2002.

10.    RESTRUCTURING CHARGES

During the second and fourth quarter of fiscal 2001, the Company recorded restructuring charges totaling $21.2 million, consisting of $2.8 million for headcount reductions, $10.2 million for consolidation of facilities, $7.6 million for related write-down of leasehold improvements and $0.6 million of other related restructuring charges. These restructuring charges were taken to align the Company’s cost structure with changing market conditions. The Company’s restructuring plan resulted in headcount reduction of approximately 170 employees, which was made up of 46% sales and marketing staff, 23% professional services staff, 16% general and administrative staff and 15% research and development staff. The plan also included the consolidation of facilities through closing excess field offices and moving corporate offices into one campus.

During the second quarter of fiscal 2002, the Company recognized an additional restructuring charge of $29.6 million related to properties abandoned in connection with facilities consolidation. The additional facilities charges resulted from revisions of the Company’s estimates of future sublease income due to further deterioration of real estate market conditions and the Company’s on-going negotiations with sublessees.

During the second fiscal quarter of 2002 the Company utilized $1.2 million for cash payments associated with abandoned facilities and $11.1 million for write-downs of related leasehold improvements. Accrued restructuring costs of $35.0 million at May 31, 2002 represent the estimated loss on facilities we have abandoned, net of estimated sublease income and are expected to be paid over the next eight years. Accrued restructuring costs are included in accrued liabilities in the condensed consolidated balance sheets.

11.    LEGAL PROCEEDINGS

The Company, certain directors and officers, and certain investment bank underwriters have been named in a putative class action for violation of the federal securities laws in the United States District Court for the Southern District of New York, captioned, “In re TIBCO Software, Inc. Initial Public Offering Securities Litigation, 01 Civ. 6110 (SAS).” This is one of a number of cases challenging underwriting practices in the initial public offerings (“IPOs”) of more than 300 companies. These cases have been coordinated for pretrial proceedings as “In re Initial Public Offering Securities Litigation, 21 MC 92 (SAS).” Plaintiffs generally allege

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

that certain underwriters engaged in undisclosed and improper underwriting activities, namely the receipt of excessive brokerage commissions and customer agreements regarding post-offering purchases of stock in exchange for allocations of IPO shares. Plaintiffs also allege that various investment bank securities analysts issued false and misleading analyst reports. The complaint against the Company claims that the purported improper underwriting activities were not disclosed in the registration statements for the Company’s IPO and secondary public offering and seeks unspecified damages on behalf of a purported class of persons who purchased the Company’s securities or sold put options during the time period from July 13, 1999 to December 6, 2000. The Company believes that it has meritorious defenses to the claims against it and intends to defend against the complaints vigorously.

A lawsuit with similar allegations of undisclosed improper underwriting practices, and part of the same coordinated proceedings, is pending against Talarian Corporation (“Talarian”), which the Company acquired in April 2002. That action is captioned, “In re Talarian Corp. Initial Public Offering Securities Litigation, 01 Civ. 7474 (SAS).” The complaint against Talarian, certain of its underwriters, and certain of its former directors and officers claims that the purported improper underwriting activities were not disclosed in the registration statement for Talarian’s IPO and seeks unspecified damages on behalf of a purported class of persons who purchased Talarian securities during the time period from July 20, 2000 to December 6, 2000. The Company believes that there are meritorious defenses to the claims against Talarian and intends to defend against those claims vigorously.

12.    BUSINESS COMBINATION

On April 23, 2002, the Company completed its acquisition of Talarian, a provider of infrastructure software that enables businesses to exchange information in real time, both internally and with their partners, suppliers, and customers. Talarian’s server-based architecture allows software applications to communicate across local or wide area networks, including private networks and the Internet. The benefits to customers of Talarian’s primary product, SmartSockets, are reduced development effort, increased flexibility, and rapid deployment. The acquisition of Talarian extends the breadth of the Company’s integration messaging solutions.

The total purchase price of approximately $114.5 million comprised $53.7 million in cash, the issuance of 4.4 million shares of the Company’s common stock valued at $53.6 million and the assumption of 0.5 million stock options and restricted shares valued at $5.0 million for all of the outstanding capital stock of Talarian. The Company also incurred an estimated $2.9 million in transaction fees, including legal, valuation and accounting fees. The total consideration was reduced by $0.7 million of unearned stock-based compensation related to approximately 0.2 million unvested stock options and restricted stock. Additional cash consideration of $0.9 million is contingent on the vesting and exercise of stock options and restricted stock and is to be recorded as compensation expense as earned. The net purchase price of approximately $114.5 million has been allocated to the tangible and identifiable intangible assets acquired and liabilities assumed on the basis of their estimated fair values on the acquisition date.

The shares issued in the acquisition have been valued in accordance with Emerging Issue Task Force Issue No. 99-12, “Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination” (“EITF 99-12”). In accordance with EITF 99-12, the Company has established that the first date on which the number of the Company shares and the amount of other consideration became fixed was March 28, 2002. Accordingly, the Company has valued the transaction using the average closing price three days before and after March 28, 2002 of $12.29 per share.

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The assumed stock options were valued using the Black Scholes valuation model with a volatility factor of 128%, an average risk free interest rate of 4.2%, and estimated lives of three to 36 months.

The Talarian acquisition was accounted for under SFAS No. 141 and certain specified provisions of SFAS No. 142. The results of operations of Talarian were included in the Company’s Condensed Consolidated Statement of Operations from April 23, 2002. The following table summarizes the estimated fair values of the tangible assets acquired and the liabilities assumed at the date of acquisition (in thousands):

Cash	$47,035
Accounts receivable	3,374
Other current assets	663
Property and equipment	1,420
Other non-current assets	151

Total assets acquired	52,644

Accrued liabilities	(2,964)
Acquisition integration liabilities	(8,441)
Deferred revenue	(3,767)

Total liabilities assumed	(15,172)

Net assets acquired	$37,472

The preliminary allocation of purchase price, net of contingent purchase consideration, to the tangible and identifiable intangible assets acquired and liabilities assumed is as follows (in thousands):

Fair value of net tangible assets acquired	$37,472
Intangible assets acquired:
Developed technology	4,200
Customer base	600
Trademarks	100
OEM customer royalties	1,000
Noncompete agreement	400
In-process research and development	2,400
Deferred tax liability	(2,457)
Goodwill	70,798

Preliminary purchase price	$114,513

In-process research and development, relating to development projects which had not reached technological feasibility and that had no future alternative uses, was expensed upon consummation of the merger. Other identifiable intangible assets are being amortized over their useful lives of two years for non-compete agreements, three years for developed technology, 3 1/2 years for customer base and trademarks, and five years for royalties.

Developed technology and in-process research and development (“IPRD”) were identified and valued through extensive interviews, analysis of data provided by Talarian concerning development projects, their stage of development, the time and resources needed to complete them, if applicable, their expected income generating ability and associated risks. Where development projects had reached technological feasibility, they were

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

classified as developed technology and the value assigned to developed technology was capitalized. The income approach, which includes an analysis of the cash flows and risks associated with achieving such cash flows, was the primary technique utilized in valuing acquired intangible assets. Key assumptions included a discount rate of 36% and estimates of revenue growth, maintenance renewal rates, cost of sales, operating expenses and taxes.

The residual purchase price of $70.8 million has been recorded as goodwill. Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” goodwill relating to the Talarian acquisition is not being amortized and will be tested for impairment annually or whenever events indicate that impairment may have occurred.

As a result of the acquisition of Talarian, the Company incurred acquisition integration expenses for the incremental costs to exit and consolidate activities at Talarian locations, to involuntarily terminate Talarian employees, and for other costs to integrate operating locations and other activities of Talarian with those of the Company. Generally accepted accounting principles require that these acquisition integration expenses, which are not associated with the generation of future revenues and have no future economic benefit, be reflected as assumed liabilities in the allocation of the purchase price to the net assets acquired. The components of the acquisition integration liabilities included in the purchase price allocation for Talarian are as follows (in thousands):

	Original Costs	Utilized	Balance remaining at May 31, 2002
Workforce reductions	$1,031	$(350)	$681
Facilities	7,410	(298)	7,112

	$8,441	$(648)	$7,793

The acquisition integration liabilities are based on the Company’s current integration plan which principally focuses on the elimination of redundant administrative overhead and support activities and the restructuring and repositioning of the sales/marketing and research and development organizations to eliminate redundancies in these activities.

The workforce reductions represent the expected termination of 43 Talarian employees, including 10 research and development, 14 sales and marketing, and 19 administrative personnel. As of May 31, 2002, 36 have been terminated. The balance remaining at May 31, 2002 of $0.7 million is expected to be utilized during the third quarter of fiscal 2002 and will be funded through cash flows from the combined operations.

Certain aspects of the integration plan will be refined as additional studies are completed, including the evaluation of acquired facilities and appropriate positioning of the sales/marketing and research and development organizations to best serve customer needs. Adjustments to the estimated acquisition integration liabilities based on these refinements will be included in the allocation of the purchase price of Talarian, if the adjustment is determined within the purchase price allocation period. Adjustments that are determined after the end of the purchase price allocation period will be recorded as a reduction of net income, if the ultimate amount of the liability exceeds the estimate, or recorded as a reduction of goodwill, if the ultimate amount of the liability is below the estimate.

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The results of operations of Talarian are included in the Company’s Consolidated Statement of Operations from the date of the acquisition. If the Company had acquired Talarian at the beginning of the periods presented, the Company’s unaudited pro forma net revenues, net loss and net loss per share from continuing operations would have been as follows (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	May 31, 2002	May 31, 2001	May 31, 2002	May 31, 2001
Revenue	$68,024	$87,178	$147,975	$173,931
Net loss	(59,317)	(24,391)	(60,690)	(30,286)

Net loss per share (basic and diluted)	$(0.29)	$(0.13)	$(0.30)	$(0.16)

13.    SUBSEQUENT EVENT

On June 14, 2002, the Company reduced headcount to further align the Company’s cost structure with changing market conditions. This reduction of approximately 65 employees is comprised of 41% sales and marketing staff, 23% professional services staff, 18% general and administrative staff, and 18% research and development staff. The Company will record restructuring charges of approximately $2.0 million during the third quarter of fiscal 2002 in connection with this plan.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions identify such forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements. Factors which could cause actual results to differ materially include those set forth in the following discussion, and, in particular, the risks discussed below under the subheading “Factors that May Affect Operating Results” and in other documents we file with the Securities and Exchange Commission. Unless required by law, we undertake no obligation to update publicly any forward-looking statements.

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

In January 1997, TIBCO Software Inc. was established as an entity separate from Teknekron. We were formed to create and market software solutions for use in the integration of business information, processes and applications in diverse markets and industries outside the financial services sector. In connection with our establishment as a separate entity, Reuters transferred to us certain assets and liabilities related to our business and granted us a royalty-free license to the intellectual property incorporated into some of our current software products. Reuters also assigned to us at that time license and service contracts primarily within the high-tech manufacturing and energy markets, including contracts with NEC, Motorola, Mobil and Chevron.

Our revenue in the second quarter of fiscal 2002 and 2001 consisted primarily of license and maintenance fees from our customers and distributors, including fees from Reuters pursuant to our license agreement, both of which were primarily attributable to sales of our TIBCO ActiveEnterprise product suite. In addition, we receive fees from our customers for providing project integration services. We also receive revenue from our strategic relationships with business partners who embed our products in their hardware and networking systems as well as from systems integrators who resell our products.

Reuters is a distributor of our products to customers in the financial services segment. Reuters owns approximately 50.75% of our outstanding capital stock and has three members on our Board of Directors. We have a license, maintenance, and distribution agreement with Reuters pursuant to which Reuters pays a minimum guaranteed distribution fee to us in the amount of $20 million per year through December 2002. For the years ended December 31, 2001 and 2000, Reuters guaranteed minimum distribution fees were $20.0 million and $18.0 million, respectively. These fees are recognized ratably over the corresponding period as related party revenue. If actual distribution fees due from Reuters’ exceed the cumulative minimum year-to-date guarantee, incremental fees are due. Such incremental fees are recognized in the period when the year-to-date fees exceed the cumulative minimum level. Royalty payments to Reuters for resale of Reuters products and services or fees associated with sales to the financial services segment are classified as related party cost of revenue. In addition, our agreement with Reuters also requires us to provide Reuters with internal maintenance and support until December 31, 2011 for a fee $2.0 million per year. This amount is recognized ratably over the corresponding period as related party service and maintenance revenue. Reuters’ obligation to pay us minimum guaranteed product fees expires at the end of 2002. The potential effects of this expiration on our revenues from the financial services market are unclear, and we may desire to renegotiate the terms of our licensing and distribution relationship with Reuters. Any new agreement with Reuters would be the result of negotiations between Reuters and us, and, because of Reuters’ relationship with us and its influence over our business, would be approved by a majority of our Board of Directors, including a majority of our independent and disinterested directors.

Under our agreement with Reuters, we are restricted, unless we receive approval from Reuters, from selling our products and providing consulting services directly to companies in the financial services market and major competitors of Reuters, and from using the TIB technology we license from Reuters to develop products specifically for use by these companies. Accordingly, we must rely on Reuters and, to a lesser extent, other third-party resellers and distributors to sell our products to these companies. Further, Reuters is required to pay us product fees based on a percentage of its revenue from sales of our products in the financial services market, excluding products that are embedded in any Reuters products. These product fees may be materially less than the product fees we could obtain from other distributors or resellers in the financial services market. In addition, when we sell our products into the financial services market other than through Reuters, we are required to pay fees to Reuters which we record as related party royalty expense.

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

Our significant accounting policies are described in Note 1 to the annual consolidated financial statements as of and for the year ended November 30, 2001, included in our Annual Report Form 10-K filed with the Securities and Exchange Commission on January 30, 2002. We believe our most critical accounting policies include the following:

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

We assess whether the fee is fixed or determinable and collection is probable at the time of the transaction. In determining whether the fee is fixed or determinable we compare the payment terms of the transaction to our normal payment terms. If a significant portion of a fee is due after our normal payment terms, we account for the fee as not being fixed or determinable and recognize revenue as the fees become due. We assess whether collection is probable based on a number of factors, including the customer’s past transaction history and credit-

worthiness. We do not request collateral from our customers. If we determine that collection of a fee is not probable, we defer the fee and recognize revenue at the time collection becomes probable, which is generally upon receipt of cash.

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

Valuation allowances and accrued liabilities: Allowance for doubtful accounts, returns and discounts, and accrued restructuring costs.    We establish allowances for doubtful accounts, returns and discounts based on our review of credit profiles of our customers, contractual terms and conditions, current economic trends and historical payment, return and discount experience. We reassess the allowance for doubtful accounts, returns and discounts each period. If we made different judgments or utilized different estimates for any period, material differences in the amount and timing of revenue recognized could result.

During fiscal 2001 and fiscal 2002, we recorded restructuring charges to align our cost structure with changing market conditions. Our restructuring plan resulted in a reduction in headcount and the consolidation of facilities through closing excess field offices and relocating corporate offices into one campus. Our restructuring charges included accruals for the estimated loss on facilities that we intend to sublease based on estimates of the timing and amount of sublease income and the non-cash write-down of leasehold improvements. We reassess this liability each period based on market conditions. Revisions to our estimates of this liability could materially impact our operating results and financial position in future periods if anticipated events and key assumptions, such as the timing and amounts of sublease rental income, either change or do not materialize.

Accounting for income taxes.    As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves us estimating our current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income, and, to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provision in the statement of operations. A valuation allowance is currently set against certain deferred tax assets because management believes it is more likely than not that the deferred tax assets will not be realized through the generation of future taxable income. We also do not provide for taxes on undistributed earnings of our foreign subsidiaries, as it is our intention to reinvest undistributed earnings indefinitely.

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

In accordance with Financial Accounting Standards Board Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” goodwill and intangible assets deemed to have indefinite lives will no longer be amortized, but instead will be subject to annual impairment tests. We have adopted FAS 142 as required in connection with the Talarian acquisition. For all previously recorded goodwill and intangibles, we will adopt SFAS No. 142 during the first quarter of fiscal 2003. We have not yet determined what effect, if any, adoption of SFAS No. 142 will have on our financial position and results of operations, other than the cessation of amortization of goodwill.

Accounting for Investments.    We determine the appropriate classification of marketable securities at the time of purchase and evaluate such designation as of each balance sheet date. To date, all marketable securities have been classified as available-for-sale and are carried at fair value with unrealized gains and losses, if any, included as a component of accumulated other comprehensive loss in stockholders’ equity. Marketable securities are presented as current assets as we expect to use them within one year in current operations even though some have scheduled maturities of greater than one year. Realized gains and losses are recognized based on the specific identification method. Our investments also include minority equity investments in privately held companies that are generally carried at cost and included in other assets on the balance sheet.

We review our investments on a regular basis to evaluate whether or not each security has experienced an other-than-temporary decline in fair value. Our policy includes, but is not limited to, reviewing each of the companies’ cash position, earnings/revenue outlook, stock price performance over the past six months, liquidity and management/ownership. If we believe that an other-than-temporary decline exists, we write down the investment to market value and record the related write-down as a loss on investments in our consolidated statement of operations.

Significant management judgment is required in determining whether an other-than-temporary decline in the value of our investments exists. Estimating the fair value of non-marketable equity investments in early-stage technology companies is inherently subjective. Changes in our assessment of the valuation of our investments could materially impact our operating results and financial position in future periods if anticipated events and key assumptions do not materialize or change.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain financial data as a percentage of total revenue:

	Three Months Ended		Six Months Ended
	May 31, 2002	May 31, 2001	May 31, 2002	May 31, 2001
Revenue:
License	55.8%	71.5%	59.5%	71.0%
Service and maintenance	44.2	28.5	40.5	29.0

Total revenue	100.0	100.0	100.0	100.0
Stock-based compensation	0.3	0.3	0.2	0.4
Cost of revenue	26.6	19.2	23.5	20.6

Gross profit	73.1	80.5	76.3	79.0

Operating expenses:
Research and development:
Stock-based compensation	0.5	3.1	0.6	4.3
Other research and development	28.4	24.2	24.9	24.4
Sales and marketing:
Stock-based compensation	0.3	7.3	0.4	5.1
Other sales and marketing	53.7	44.4	47.0	42.1
General and administrative:
Stock-based compensation	0.1	3.6	0.5	2.1
Other general and administrative	9.7	7.1	7.9	8.1
Acquired in-process research and development	3.7	—	1.7	—
Restructuring charges	46.2	15.0	21.4	7.6
Amortization of goodwill and acquired intangibles	9.4	6.9	8.6	7.1

Total operating expenses	152.0	111.6	113.0	100.8

Loss from operations	(78.9)	(31.1)	(36.7)	(21.8)
Interest and other income (expense), net	(8.0)	7.8	2.2	9.6

Net loss before income taxes	(86.9)	(23.3)	(34.5)	(12.2)
Provision for (benefit from) income taxes	0.4	(2.2)	3.4	(1.3)

Net loss	(87.3)	(21.1)	(37.9)	(10.9)

REVENUE

Total Revenue.    Total revenue decreased 24.0% to $64.1 million for the three months ended May 31, 2002 from $84.4 million for the same period of the prior year. Total revenue decreased 16.9% to $139.0 million for the six-month period ended May 31, 2002 from $167.0 million in the same period of the prior year. The decrease in total revenue was due primarily to the global economic slowdown and a reduction in information technology spending in general. Reuters accounted for approximately 9.9% and 6.8% of total revenue for the second fiscal quarter of 2002 and 2001, respectively and 9.3% and 7.3% of total revenue for the six month periods ending May 31, 2002 and 2001, respectively. Reuters’ obligation to pay us minimum guaranteed product fees expires at the end of 2002. The potential effects of this expiration on our revenues from the financial services market are unclear, and we may desire to renegotiate the terms of our licensing and distribution relationship with Reuters. In the first quarter of fiscal 2002, one customer accounted for 13.1% of total revenue. In the second quarter of fiscal 2001, one customer accounted for 10% of total revenue. No single customer accounted for greater than 10% of total revenue in the second quarter of fiscal 2002.

License Revenue.    License revenue decreased 40.7% to $35.8 million for the three months ended May 31, 2002 from $60.3 million for the same period of the prior year. License revenue decreased 30.3% to $82.6 million for the six months ended May 31, 2002 from $118.6 million for the same period of the prior year. License revenue was 55.8% and 71.5% of total revenue for the second fiscal quarter of 2002 and 2001, respectively and 59.5% and 71.0% of revenue for the six-month periods ended May 31, 2002 and 2001, respectively. This decrease was due primarily to the global economic slowdown and a reduction in information technology spending in general.

Service and Maintenance Revenue.    Service and maintenance revenue increased 17.8% to $28.4 million for the three months ended May 31, 2002 from $24.1 million for the same period of the prior year. Service and maintenance revenue increased 16.0% to $56.2 million for the six months ended May 31, 2001 from $48.4 million for the same period of the prior year. Service and maintenance revenue was 44.2% and 28.5% of total revenue in the second quarter of fiscal 2002 and 2001, respectively and was 40.5% and 29.0% of total revenue for the six month periods ended May 31, 2002 and 2001, respectively. The increase in service and maintenance revenue was primarily due to the additional maintenance revenue related to the growth in our installed customer base partially offset by a decrease in service revenue.

COST OF REVENUE

Cost of revenue consists primarily of salaries, third party contractors and associated expenses related to providing project implementation services, the cost of providing maintenance and customer support services, royalties and product fees. The majority of our cost of revenue is directly related to our service revenue. Cost of revenue, excluding stock based compensation charges, increased 5.5% to $17.1 million for the three months ended May 31, 2002 from $16.2 million for the same period of the prior year. Cost of revenue, excluding stock based compensation charges, decreased 5.2% to $32.6 million for the six months ended May 31, 2002 from $34.4 million for the same period of the prior year. Cost of revenue was 26.6% and 19.2% of total revenue in the second quarter of fiscal 2002 and 2001, respectively, and was 23.5% and 20.6% of revenue for the six-month periods ending May 31, 2002 and 2001, respectively. The increase in cost of revenue in absolute dollars for the three months ended May 31, 2002, was primarily due to the increase in salaries, and benefits related to support and services personnel obtained through the Talarian acquisition. The decrease in cost of revenue in absolute dollars, for the six month period ended May 31, 2002, was primarily due to a decrease in cost of third party contractors. The increase in cost of revenue as a percentage of total revenue was due primarily to the decrease in total revenue. Related party cost of revenue was $1.2 million and $0.4 million for the second quarter of fiscal 2002 and 2001, respectively and was $2.2 million and $0.8 million for the six month periods ended May 31, 2002 and 2001, respectively.

OPERATING EXPENSES

Research and Development Expenses.    Research and development expenses consist primarily of personnel, third party contractors and related costs associated with the development of our TIBCO ActiveEnterprise, TIBCO ActiveExchange, and TIBCO ActivePortal product suites. Research and development expenses, excluding stock based compensation charges, decreased 10.7% to $18.2 million for the three months ended May 31, 2002 from $20.4 million for the same period of the prior year. Research and development expenses, excluding stock based compensation charges, decreased 15.3% to $34.5 million for the six months ended May 31, 2002 from $40.7 million for the same period of the prior year. Research and development expenses were 28.4% and 24.2% of total revenue in the second quarter of fiscal 2002 and 2001, respectively and were 24.9% and 24.4% of total revenue for the six month periods ended May 31, 2002 and 2001, respectively. The decreases in absolute dollars in research and development expenses were primarily due to a reduction of third party contractors combined with reduced costs from renegotiated contracts partially offset by an increase in our development staff as a result of the Talarian acquisition along with an increase in facilities costs in connection with our new corporate offices. The increase in research and development expenses as a percent of revenue was due to the decrease in revenue. We believe that continued investment in research and development is critical to attaining our strategic objectives and, as a result, we expect that spending on research and development will remain relatively stable for the remainder of fiscal 2002.

Sales and Marketing Expenses.    Sales and marketing expenses consist primarily of personnel and related costs of our direct sales force and marketing staff and the cost of marketing programs, including customer conferences, promotional materials, trade shows and advertising. Sales and marketing expenses, excluding stock based compensation charges, decreased 8.7% to $34.4 million for the three months ended May 31, 2002 from $37.7 million for the same period of the prior year. Sales and marketing expenses, excluding stock based compensation charges, decreased 7.4% to $65.4 million for the six months ended May 31, 2001 from $70.7 million for the same period of the prior year. Sales and marketing expenses were 53.7% and 44.4% of total revenue in the second quarter of fiscal 2002 and 2001, respectively and were 47.0% and 42.1% of revenue for the six month periods ended May 31, 2002 and 2001, respectively. The decrease in absolute dollars resulted primarily from a decrease in commissions paid and the elimination of certain marketing programs. The increase in sales and marketing expense as a percentage of revenue is due to the decrease in revenue. We intend to selectively increase staff in our direct sales organization and to create select product marketing programs and, accordingly, expect that sales and marketing expenditures will remain relatively stable for the remainder of fiscal 2002.

General and Administrative Expenses.    General and administrative expenses consist primarily of personnel and related costs for general corporate functions, including executive, legal, finance, accounting and human resources. General and administrative expenses, excluding stock based compensation charges, increased 4.0% to $6.2 million for the second quarter of fiscal 2002 from $6.0 million for the same period of the prior year. General and administrative expenses, excluding stock based compensation charges, decreased 18.5% to $11.0 million for the six months ended May 31, 2002 from $13.5 million for the same period of the prior year. General and administrative expenses were 9.7% and 7.1% of total revenue for the second quarter of fiscal 2002 and 2001, respectively and were 7.9% and 8.1% for the six month periods ended May 31, 2002 and 2001, respectively. The increase in general and administrative expense in absolute dollars and as a percentage of revenue for the second quarter of fiscal 2002, was primarily due to integration costs for the Talarian acquisition and other business development activities along with an increase in costs in connection with our new corporate offices. The decrease in dollar terms and as a percentage of revenue was primarily a result of a reduction in bad debt expense for the six months ended May 31, 2002. We believe that general and administrative expenses, exclusive of bad debt charges, will remain relatively stable for the remainder of fiscal 2002.

Amortization of Stock-based Compensation.    Amortization of stock-based compensation expense was $0.8 million and $12.0 million for the three month period ended May 31, 2002 and May 31, 2001, respectively. Amortization of stock-based compensation expense was $2.3 million and $19.6 million for the six month periods ended May 31, 2002 and May 31, 2001, respectively. The decrease in amortization of stock-based compensation expense was due to prior year accelerated vesting charges associated with restricted stock granted as a result of the Extensibility acquisition and income from the reversal of stock compensation expense due to a decrease in stock price. This decrease was partially offset by the increase in stock compensation expense related to the employer’s portion of payroll taxes due as a result of employee exercises of nonqualified stock options.

In connection with the grant of stock options to employees and non-employee directors during fiscal 1998 and 1999, we recorded aggregate unearned compensation of $22.8 million, representing the difference between the deemed fair value of our common stock at the date of grant and the exercise price of such options. During fiscal 2000, we recorded aggregate unearned compensation of $34.9 million in connection with the acquisition of Extensibility, Inc. (“Extensibility”) related to unvested options that were assumed as well as stock that was issued as part of the consideration for the acquisition, which is being held in an escrow account. Such amounts are presented as a reduction of stockholders’ equity and are amortized over the vesting period of the applicable option, restricted stock, or as the stock is released from the Extensibility escrow account and is shown by expense category. During the second fiscal quarter of 2002, we recorded $0.7 million of unearned compensation in connection with unvested options and restricted stock assumed on consummation of the acquisition of Talarian

Corporation (“Talarian”). In addition, we expect to record additional acquisition related compensation expense of up to $0.9 million in connection with additional cash consideration contingent on the vesting and exercise of stock options and restricted stock which were unvested at the acquisition date. Amortization of stock-based compensation related to employees, non-employee directors, Extensibility and Talarian was $0.8 million and $11.1 million for the second fiscal quarter of 2002 and 2001, respectively and $1.5 million and $19.1 million for the six month periods ended May 31, 2002 and 2001, respectively.

Stock-based compensation expense related to stock options granted to consultants is recognized as earned using the multiple option method, and is shown by expense category. At each reporting date, we re-value the stock-based compensation using the Black-Scholes option pricing model. As a result, stock-based compensation expense will fluctuate as the fair market value of our common stock fluctuates. In connection with the grant of stock options to consultants, we recognized stock-based compensation income of $0.6 million from the reversal of stock based compensation expense and stock-based compensation expense of $0.8 million in the second quarter of fiscal 2002 and 2001, respectively. For the six month periods ended May 31, 2002 and 2001, we recognized stock-based compensation income of $0.5 million from the reversal of stock-based compensation expense and stock-based compensation expense of $0.2 million, respectively.

In the second quarter of fiscal 2002 and 2001, we recognized $0.6 million and $0.1 million, respectively as stock compensation expense related to the employer’s portion of payroll taxes due as a result of employee exercises of nonqualified stock options and $1.3 million and $0.4 million for the six month periods ended May 31, 2002 and 2001, respectively.

Restructuring charges.    During the second and fourth quarter of fiscal 2001, we recorded restructuring charges totaling $21.2 million, consisting of $2.8 million for headcount reductions, $10.2 million for consolidation of facilities, $7.6 million for related write-down of leasehold improvements and $0.6 million of other related restructuring charges. These restructuring charges were taken to align our cost structure with changing market conditions. The plan resulted in headcount reduction of approximately 170 employees, which was made up of 46% sales and marketing staff, 23% professional services staff, 16% general and administrative staff and 15% research and development staff. The plan also included the consolidation of facilities by closing excess field offices and moving our corporate offices into one campus.

During the second quarter of fiscal 2002, we recognized an additional restructuring charge of $29.6 million related to properties abandoned in connection with facilities consolidation. The additional facilities charges resulted from revisions of the Company’s estimates of the future sublease income due to further deterioration of real estate market conditions and the Company’s on-going negotiations with sublessors.

During the second fiscal quarter of 2002 the Company utilized $1.2 million for cash payments associated with abandoned facilities and $11.1 million for write-down of related leasehold improvements. Accrued restructuring costs of $35.0 million at May 31, 2002 represents the estimated loss of facilities we have abandoned net of estimated sublease income and are expected to be paid over the next eight years. Accrued restructuring costs are included in accrued liabilities in the condensed consolidated balance sheets.

Amortization of goodwill and acquired intangibles.    With respect to goodwill and intangible assets acquired prior to July 1, 2001, amortization of goodwill and acquired intangibles was $5.9 million and $5.9 million for the second quarter of fiscal 2002 and 2001, respectively, and $11.8 million and $11.8 million for the six month periods ended May 31, 2002 and May 31, 2001, respectively. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Amortization of goodwill and other intangible assets acquired in purchase transactions completed prior to June 30, 2001 will continue to be amortized on a straight-line method over the estimated useful life of the assets of between two and five years until December 1, 2002.

Interest and other income (expense) net.    Interest and other income (expense), net, includes interest, realized gains and losses on investments and other miscellaneous income and expense items. Interest and other income (expense), net, was a loss of $5.1 million and income of $6.6 million for the second quarter of fiscal 2002 and 2001, respectively, and income of $3.0 million and $16.1 million for the six month periods ended May 31, 2002 and 2001, respectively. The decreases were primarily due to a $10.7 million write down during the second fiscal quarter of 2002 of private equity investments as we determined there to be an other than temporary decline in value of such investments. The investees’ valuations have decreased because they have been liquidated, been acquired, or raised additional capital at unfavorable terms to the original investors.

Provision for (benefit from) income taxes.    During second quarter of fiscal 2002, we changed our estimate of the annual effective tax rate as a result of revised expectations for operating income for the 2002 tax year. Our current estimate of the annual effective tax rate on our anticipated operating loss for the 2002 tax year is 10%. The estimated annual effective tax rate of 10% has been used to record the provision for income taxes for the six-month period ended May 31, 2002 compared with an effective tax rate of (10%) used to record the benefit for income taxes for the comparable period in 2001. The estimated annual effective tax rate differs from the U.S. statutory rate primarily due to non-deductible acquisition related charges, stock-based compensation charges, and a valuation allowance recorded against certain deferred tax assets for which we believe realization is not assured. Our effective tax rate may change during the remainder of 2002 if operating results differ significantly from current projections.

LIQUIDITY AND CAPITAL RESOURCES

At May 31, 2002, we had cash, cash equivalents and investments of $644.7 million, representing a decrease of $32.7 million from November 30, 2001.

Net cash provided by operations for the six months ended May 31, 2002 was $10.5 million compared to $45.5 million for the comparable period of the prior year. Cash provided by operating activities for the six months ended May 31, 2002 resulted primarily from depreciation, amortization of goodwill, stock-based compensation, realized loss on investments, and restructuring and impairment charges.

Net cash provided by investing activities for the six months ended May 31, 2002 was $74.4 million compared to cash used by investing activities of $133.9 million for the same period in 2001. Cash provided by investing activities resulted primarily from the net sales of short-term investments of $120.1 million partially offset by capital expenditures of $28.0 million and net cash used for the acquisition of Talarian of $6.4 million. Capital expenditures were primarily related to office facilities.

Cash flow from financing activities for the six months ended May 31, 2002 of $10.8 million resulted from the exercise of stock options and stock purchases under our Employee Stock Purchase Program.

At May 31, 2002 we had $644.7 million in cash, cash equivalents and investments. We anticipate our operating expenses to remain consistent with second quarter of fiscal 2002 through the remainder of the fiscal year. As a result, we expect to use our cash resources to fund our operating expenses, capital expenditures including additions to our IT infrastructure, and additionally, to fund acquisitions or investments in complementary businesses, technologies or product lines. We believe that our current cash, cash equivalents and investments and cash flows from operations will be sufficient to meet our anticipated cash requirements for working capital and capital expenditures for at least the next twelve to eighteen months.

As of May 31, 2002 future minimum lease payments under noncancelable operating leases, including $35.0 million of minimum lease payments provided for as accrued restructuring costs and $7.1 million as acquisition integration liabilities, were as follows (in thousands):

Non-Cancelable Operating Leases
Remaining 2002	$14,447
2003	27,391
2004	26,885
2005	26,684
2006	24,462
Thereafter	169,035

Total	$288,885

FACTORS THAT MAY AFFECT OPERATING RESULTS

The following risk factors could materially and adversely affect our future operating results and could cause actual events to differ materially from those predicted in the forward-looking statements we make about our business.

We have a history of losses, we expect future losses, and if we do not achieve and sustain profitability our business will suffer and our stock price may decline

We may not be able to achieve revenue or earnings growth or obtain sufficient revenue to achieve and sustain profitability. We incurred net losses of approximately $13.2 million and $25.0 million in fiscal 2001 and 2000, respectively. In addition, we incurred a net loss of $56.0 million in the second quarter of fiscal 2002 and a net loss of $52.6 million for the six months ended May 31, 2002, respectively. As of May 31, 2002, we had an accumulated deficit of approximately $127.8 million.

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

Our future revenue is unpredictable and we expect our quarterly operating results to fluctuate, which may cause our stock price to decline

Period-to-period comparisons of our operating results may not be a good indication of our future performance. Moreover, our operating results in some quarters has not in the past and may not in the future meet the expectations of stock market analysts and investors. This has in the past and may in the future cause our stock price to decline. As a result of our limited operating history and the evolving nature of the markets in which we compete, we have difficulty accurately forecasting our revenue in any given period. In addition to the factors discussed elsewhere in this section, a number of factors may cause our revenue to fall short of our expectations or cause fluctuations in our operating results, including:

•	the announcement or introduction of new or enhanced products or services by our competitors;

•	the amount and timing of operating costs and capital expenditures relating to the expansion of our operations; and

•	the capital and expense budgeting decisions of our customers which has been scrutinized at a higher level.

In addition, our quarterly operating results have historically been subject to variations throughout the year due to seasonal factors, which generally result in lower sales activity in our first and third fiscal quarters.

There can be no assurance that our current customers will continue to purchase our products in the future

We do not have long-term contracts with any of our customers. There can be no assurance that any of our customers will continue to purchase our products in the future. As a result, a customer that generates substantial revenue for us in one period may not be a source of revenue in subsequent periods. One customer accounted for 10% of revenues in the second quarter of fiscal 2001. No single customer accounted for greater than 10% of revenues for the second quarter of fiscal 2002.

Our licensing and distribution relationship with Reuters places limitations on our ability to conduct our business

Our predecessor company was acquired by Reuters in 1994. In January 1997, Reuters established us as a separate entity, transferred to us certain assets and liabilities related to our business and granted to us a royalty-free license to intellectual property that is still incorporated into some of our software products. Reuters continues to hold a majority of our stock and has the right to nominate three of our directors, and accordingly is able to exert significant influence over our business. We have a significant relationship with Reuters for licensing and distribution. Our relationship with Reuters involves limitations and restrictions on our business, as well as other risks described below.

We license from Reuters the underlying TIB messaging technology that existed as of December 31, 1996, which is incorporated into some of our important TIBCO ActiveEnterprise products. We do not own this technology. Because Reuters has access to the intellectual property used in our products, it could use this intellectual property to compete with us. Reuters is not restricted from using the TIB technology to produce products that compete with our products, and it can grant limited licenses to the TIB technology to others who may compete with us. In addition, we must license to Reuters all of the intellectual property and products we create through December 2011. This will place Reuters in a position to more easily develop products that compete with our product offerings.

Under our agreements with Reuters, unless otherwise authorized by Reuters, we are generally prohibited from selling our products and providing consulting services directly to companies in the financial services market and major competitors of Reuters, and from using the TIB technology we license from Reuters to develop products specifically for use by these companies. Accordingly, we must rely on Reuters and, to a lesser extent, other third-party resellers and distributors to sell our products to these companies.

Under the license and distribution agreement, Reuters is required to pay us product fees based on a percentage of its revenue from sales of our products in the financial services market, excluding products that are embedded in any Reuters products. These product fees may be materially less than the product fees we could obtain from other distributors or resellers in the financial services market. In addition, when we sell our products into the financial services market other than through Reuters, we are required to pay fees to Reuters which we record as related party royalty expense.

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

Our license agreement with Reuters imposes also practical restrictions on our ability to acquire other companies. The license agreement places no specific restrictions on our ability to acquire companies with all or part of their business in the financial services market. However, under the terms of the license agreement, we are prohibited from bundling or combining our products that are based on licensed technology with an acquired company’s products and services and then selling the bundled or combined products directly to financial services companies. This prohibition could prevent us from realizing potential synergies with companies we acquire.

The market for infrastructure software may not grow as quickly as we anticipate, which would cause our revenues to fall below expectations

The market for infrastructure software is relatively new and evolving. We earn a substantial portion of our revenue from sales of our infrastructure software, including application integration software, and related services. We expect to earn substantially all of our revenue in the foreseeable future from sales of these products and services. Our future financial performance will depend on continued growth in the number of organizations demanding software and services for application integration, information delivery and seeking outside vendors to develop, manage and maintain this software for their critical applications. Many of our potential customers have made significant investments in internally developed systems and would incur significant costs in switching to third-party products, which may substantially inhibit the growth of the market for infrastructure software. If the market fails to grow, or grows more slowly than we expect, our sales will be adversely affected. In addition, a weakening global economy has led to slower sales growth and may continue to do so in the future.

Our acquisition strategy could cause financial or operational problems

Our success depends on our ability to continually enhance and broaden our product offerings in response to changing technologies, customer demands, and competitive pressures. To this end, we may acquire new and complementary businesses, products or technologies. We do not know if we will be able to complete any acquisitions or that we will be able to successfully integrate any acquired business, operate them profitably, or retain their key employees. Integrating any newly acquired business, product or technology could be expensive and time-consuming, could disrupt our ongoing business, and could distract our management. We may face competition for acquisition targets from larger and more established companies with greater financial resources. In addition, in order to finance any acquisitions, we might need to raise additional funds through public or private financings. In that event, we could be forced to obtain equity or debt financing on terms that are not favorable to us and, in the case of equity financing, that results in dilution to our stockholders. If we are unable to integrate any newly acquired entity, products or technology effectively, our business, financial condition and operating results would suffer. In addition, any amortization or impairment of goodwill and intangible assets or other charges resulting from the costs of acquisitions could harm our operating results.

Our investment strategy could cause financial or operational problems

Through May 31, 2002, we had invested $27.6 million in companies with complementary technologies or products or which provide us with access to additional vertical markets and customers, and we plan to continue making such investments in the future. The companies in which we invest are often at early stages of development, and no public market exists for their securities at the time of our investment. These investments may not result in any meaningful commercial benefit to us, and our investments could lose all or a significant part of their value. In the second quarter of fiscal 2002, we wrote down our private equity investments in the amount of $10.7 million. Moreover, in certain circumstances, these investments could subject us to restrictions imposed by the Investment Company Act of 1940. We might have to take actions, including buying, refraining from buying, selling or refraining from selling securities when we would otherwise not wish to, in order to avoid registration under the Investment Company Act of 1940.

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

The volatile nature of our operations could strain our resources and cause our business to suffer

Our ability to successfully offer products and services and implement our business plan in a rapidly evolving market requires an effective planning and management process. We have increased the scope of our operations both domestically and internationally. We must successfully integrate these new employees into our operations and generate sufficient revenues to justify the costs associated with these employees. If we fail to successfully integrate employees or to generate the revenue necessary to offset employee-related expenses, we could be forced to reduce our headcount, which would cause us to incur significant expenses and would harm our business and operating results. For example, in response to changing market conditions, in fiscal 2001, we recorded a restructuring charge of $21.2 million, including $2.8 million related to a reduction of our headcount by approximately 170 employees. During the second quarter of fiscal 2002 we recorded an additional restructuring charge of $29.6 million related to abandoned facilities. Our growth has placed and will continue to place a significant strain on our management systems, infrastructure and resources. We expect that we will need to continue to improve our financial and managerial controls, reporting systems and procedures. We will also need to continue to train and manage our workforce worldwide. Furthermore, we expect that we will be required to manage an increasing number of relationships with various customers and other third parties. Failure to expand any of the foregoing areas efficiently and effectively could interfere with the growth of our business as a whole.

Pending litigation could harm our business

We, certain of our directors and officers, and certain investment bank underwriters have been named in a putative class action for violation of the federal securities laws in the United States District Court for the Southern District of New York, captioned “In re TIBCO Software, Inc. Initial Public Offering Securities Litigation, 01 Civ. 6110 (SAS).” This is one of a number of cases challenging underwriting practices in the initial public offerings (“IPOs”) of more than 300 companies. These cases have been coordinated for pretrial proceedings as “In re Initial Public Offering Securities Litigation, 21 MC 92 (SAS).” Plaintiffs generally allege that certain underwriters engaged in undisclosed and improper underwriting activities, namely the receipt of excessive brokerage commissions and customer agreements regarding post-offering purchases of stock in exchange for allocations of IPO shares. Plaintiffs also allege that various investment bank securities analysts issued false and misleading analyst reports. The complaint against us claims that the purported improper underwriting activities were not disclosed in the registration statements for our IPO and secondary public offering and seeks unspecified damages on behalf of a purported class of persons who purchased our securities or sold put options during the time period from July 13, 1999 to December 6, 2000. We believe that we have meritorious defenses to the claims against us and we intend to defend ourselves vigorously. On March 1, 2002, a stipulation and order were entered pursuant to which we and the individual defendants were dismissed without prejudice from claims relating to our initial public offering. We believe that the remaining claims against us are without merit and we intend to defend against the complaints vigorously. The remaining complaint does not specify the amount of damages that the plaintiffs seek, and as a result, we are unable to estimate the possible range of damages that might be incurred as a result of the lawsuit. We have not accrued any amounts relating to potential damages associated with the lawsuit. The uncertainty associated with a substantial unresolved lawsuit could harm our business, financial condition and reputation. The defense of the lawsuit could result in the diversion of our management’s time and attention away from business operations, which could harm our business. Negative developments with respect to the lawsuit could cause our stock price to decline. In addition, although we are unable to determine the amount, if any, that we may be required to pay in connection with the resolution of the lawsuit by settlement or otherwise, such a payment could seriously harm our financial condition, results of operations and liquidity.

A lawsuit with similar allegations of undisclosed improper underwriting practices, and part of the same coordinated proceedings, is pending against Talarian Corporation (“Talarian”), which we acquired in 2002. That action is captioned, “In re Talarian Corp. Initial Public Offering Securities Litigation, 01 Civ. 7474 (SAS).” The complaint against Talarian, certain of its underwriters, and certain of its former directors and officers claims that the purported improper underwriting activities were not disclosed in the registration statement for Talarian’s IPO and seeks unspecified damages on behalf of a purported class of persons who purchased Talarian securities during the time period from July 20, 2000 to December 6, 2000. We believe that there are meritorious defenses to the claims against Talarian and we intend to defend against those claims vigorously.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We invest in marketable securities in accordance with our investment policy. The primary objectives of our investment policy is to preserve principal, to maintain proper liquidity to meet operating needs and to maximize yields. Our investment policy specifies credit quality standards for our investments and limits the amount of credit exposure to any single issue, issuer or type of investment. The maximum allowable duration of a single issue is 2.5 years and the maximum allowable duration of the portfolio is 1.3 years.

At May 31, 2002 we had an investment portfolio of fixed income securities totaling $448.4 million, excluding those classified as cash and cash equivalents and restricted funds. Our investments consist primarily of bank and finance notes, various government obligations and asset-backed securities. These securities are classified as available-for-sale and are recorded on the balance sheet at fair market value with unrealized gains or losses reported as a separate component of stockholders’ equity. Unrealized losses are charged against income when a decline in fair market value is determined to be other than temporary. The specific identification method is used to determine the cost of securities sold.

The investment portfolio is subject to interest rate risk and its value will fall in the event market interest rates increase. If market interest rates were to increase immediately and uniformly by 100 basis points (approximately 39% of current rates in the portfolio) from levels as of May 31, 2002, the fair market value of the portfolio would decline by approximately $3.6 million or 0.8%.

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

PART II—OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

We, certain of our directors and officers, and certain investment bank underwriters have been named in a putative class action for violation of the federal securities laws in the United States District Court for the Southern District of New York, captioned “In re TIBCO Software, Inc. Initial Public Offering Securities Litigation, 01 Civ. 6110 (SAS).” This is one of a number of cases challenging underwriting practices in the initial public offerings (“IPOs”) of more than 300 companies. These cases have been coordinated for pretrial proceedings as “In re Initial Public Offering Securities Litigation, 21 MC 92 (SAS).” Plaintiffs generally allege that certain underwriters engaged in undisclosed and improper underwriting activities, namely the receipt of excessive brokerage commissions and customer agreements regarding post-offering purchases of stock in exchange for allocations of IPO shares. Plaintiffs also allege that various investment bank securities analysts issued false and misleading analyst reports. The complaint against us claims that the purported improper underwriting activities were not disclosed in the registration statements for our IPO and secondary public offering and seeks unspecified damages on behalf of a purported class of persons who purchased our securities or sold put options during the time period from July 13, 1999 to December 6, 2000. We believe that we have meritorious defenses to the claims against us and we intend to defend ourselves vigorously.

A lawsuit with similar allegations of undisclosed improper underwriting practices, and part of the same coordinated proceedings, is pending against Talarian Corporation (“Talarian”), which we acquired in 2002. That action is captioned, “In re Talarian Corp. Initial Public Offering Securities Litigation, 01 Civ. 7474 (SAS).” The complaint against Talarian, certain of its underwriters, and certain of its former directors and officers claims that the purported improper underwriting activities were not disclosed in the registration statement for Talarian’s IPO and seeks unspecified damages on behalf of a purported class of persons who purchased Talarian securities during the time period from July 20, 2000 to December 6, 2000. We believe that there are meritorious defenses to the claims against Talarian and we intend to defend against those claims vigorously.

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.    SUBMISSION OF A MATTER TO A VOTE OF SECURITY HOLDERS

At our annual meeting of stockholders on April 11, 2002 the following five proposals were voted on and approved as follows:

PROPOSAL I (To elect nine directors to serve until TIBCO Software Inc.’s next annual meeting of stockholders or until their successors are duly elected and qualified.)

	Total Vote For Each Director	Total Vote Withheld From Each Director
Vivek Y. Ranadive	165,928,433	2,002,275
Philip Green	167,247,222	683,486
Naren Gupta	167,238,696	692,012
Peter Job	167,260,682	670,026
William A. Owens	167,273,680	657,028
Larry W. Sonsini	164,452,350	3,478,358
Matthew J. Szulik	164,453,000	3,477,708
Michelangelo Volpi	164,450,575	3,480,133
Philip K. Wood	167,240,883	689,825

PROPOSAL II (To amend our 1996 Stock Option Plan to increase the number of shares of common stock reserved for issuance thereunder by 4.5 million shares (the “Additional Shares”), and to modify the provisions related to the number of shares of common stock reserved for issuance thereunder such that the Additional Shares may only be issued pursuant to the Employee Stock Purchase Program included in the 1996 Stock Option Plan.)

For	Against	Abstain
159,563,292	8,461,893	110,513

PROPOSAL III (To amend our 1998 Director Option Plan to increase the number of shares of common stock reserved for issuance thereunder by 2.0 million shares.)

For	Against	Abstain
140,984,371	27,031,660	119,667

PROPOSAL IV (To amend our 1998 Director Option Plan to change the number of shares included in automatic annual option grants to: (i) new members of the Company’s Board of Directors from 150,000 shares to 100,000 shares; and (ii) re-elected members of the Company’s Board of Directors from 60,000 shares to 40,000 shares.)

For	Against	Abstain
165,745,578	2,154,462	235,658

PROPOSAL V (To ratify the appointment of PricewaterhouseCoopers LLP as our independent accountants for the fiscal year ending November 30, 2002.)

For	Against	Abstain	Broker Non-Votes
166,933,000	1,153,630	49,058	N/A

ITEM 5.    OTHER INFORMATION

None.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits:

None.

(b)  Reports on Form 8-K:

We filed a Current Report on Form 8-K on April 3, 2002 to announce the termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 in connection with our proposed acquisition of Talarian Corporation.

We filed a Current Report on Form 8-K on April 22, 2002 to announce that we, Talarian, and the counsel to the plaintiffs in a lawsuit entitled Robert Mattiason v. Talarian Corporation had entered into a memorandum of understanding providing for a settlement of the lawsuit.

We filed a Current Report on Form 8-K on May 6, 2002 to announce the closing of our acquisition of Talarian on April 23, 2002.

SIGNATURES

Pursuant to the requirements of the securities exchange act of 1934, the Registrant has duly caused this report to be signed on its behalf by the Undersigned thereunto duly authorized.

TIBCO SOFTWARE INC

By:	/s/ CHRISTOPHER G. O’MEARA
Christopher G. O’Meara Executive Vice President, Finance and Chief Financial Officer

By:	/s/ GINGER M. KELLY
Ginger M. Kelly Corporate Controller and Chief Accounting Officer

Date: July 2, 2002