Form 10-Q
period 2002-08-31
TIBCO SOFTWARE INC
filed 2002-10-15
CIK 1085280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 000-26579

TIBCO SOFTWARE INC.
(Exact name of registrant as specified in its charter)

Delaware	77-0449727
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3303 Hillview Avenue
Palo Alto, California 94304-1213
(Address of principal executive offices) (zip code)

Registrant’s telephone number, including area code: (650) 846-1000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

The number of shares outstanding of the registrant’s Common Stock, $0.001 par value, as of September 30, 2002 was 209,901,817.

TIBCO SOFTWARE INC.

INDEX

PART I—FINANCIAL INFORMATION

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

TIBCO SOFTWARE INC.

Condensed Consolidated Balance Sheets
(in thousands)

	August 31, 2002	November 30, 2001
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents …	$114,674	$100,158
Short-term investments	511,592	577,182
Accounts receivable, net of allowances; $5,450 and $5,315, respectively	54,923	59,080
Due from related parties	519	959
Other current assets	15,442	22,272

Total current assets	697,150	759,651
Property and equipment, net of accumulated depreciation; $29,187 and $18,330, respectively	58,937	38,250
Other assets	11,106	30,223
Goodwill and acquired intangibles, net of accumulated amortization; $62,843 and $34,474, respectively	123,041	64,003

	$890,234	$892,127

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,900	$4,378
Amounts due related parties	1,385	1,773
Accrued liabilities	43,252	55,645
Accrued excess facilities costs	54,191	17,800
Deferred revenue	43,118	41,252

Total current liabilities	147,846	120,848

Stockholders’ equity:
Common stock	209	199
Additional paid-in capital	912,697	839,642
Unearned stock-based compensation	(1,783)	(3,796)
Accumulated other comprehensive income	4,500	10,522
Accumulated deficit	(173,235)	(75,288)

Total stockholders’ equity	742,388	771,279

	$890,234	$892,127

See accompanying notes to condensed consolidated financial statements.

TIBCO SOFTWARE INC.

Condensed Consolidated Statements of Operations
(in thousands, except per share data)

	Three Months Ended August 31,		Nine Months Ended August 31,
	2002	2001	2002	2001
	(Unaudited)		(Unaudited)
License revenue:
Non-related parties	$30,802	$42,542	$105,840	$151,477
Related parties	3,841	5,049	11,441	14,706

Total license revenue	34,643	47,591	117,281	166,183

Service and maintenance revenue:
Non-related parties	24,913	25,092	73,602	68,544
Related parties	3,014	2,536	9,385	6,280
Reimbursable expenses	718	785	1,834	2,032

Total service and maintenance revenue	28,645	28,413	84,821	76,856

Total revenue	63,288	76,004	202,102	243,039
Cost of revenue:
Stock based compensation	108	191	429	803
Other cost of revenue non-related parties	13,887	14,689	44,273	48,337
Other cost of revenue related parties	51	1,129	2,292	1,888

Gross profit	49,242	59,995	155,108	192,011

Operating expenses:
Research and development:
Stock-based compensation	296	2,044	1,083	9,196
Other research and development	17,788	19,111	52,302	59,838
Sales and marketing:
Stock-based compensation	431	741	926	9,195
Other sales and marketing	31,773	32,247	97,193	102,931
General and administrative:
Stock-based compensation	237	204	893	3,637
Other general and administrative	5,329	4,833	16,343	18,343
Acquired in-process research and development	—	—	2,400	—
Restructuring charges	19,692	—	49,336	12,630
Amortization of goodwill and acquired intangibles	6,354	5,854	18,227	17,663

Total operating expenses	81,900	65,034	238,703	233,433

Loss from operations	(32,658)	(5,039)	(83,595)	(41,422)
Interest and other income, net	7,154	10,074	10,199	26,180

Net income (loss) before income taxes	(25,504)	5,035	(73,396)	(15,242)
Provision for (benefit from) income taxes	19,882	(5,492)	24,551	(7,598)

Net income (loss)	$(45,386)	$10,527	$(97,947)	$(7,644)

Net income (loss) per share:
Basic	$(0.22)	$0.05	$(0.48)	$(0.04)

Weighted average common shares outstanding	208,026	196,087	204,600	194,268

Net income (loss) per share:
Diluted	$(0.22)	$0.05	$(0.48)	$(0.04)

Weighted average common shares outstanding	208,026	211,595	204,600	194,268

See accompanying notes to condensed consolidated financial statements.

TIBCO SOFTWARE INC.

Condensed Consolidated Statements of Cash Flows
(in thousands)

	Nine Months Ended
	August 31, 2002	August 31, 2001
	(Unaudited)
Cash flows from operating activities
Net loss	$(97,947)	$(7,644)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	10,806	8,002
Amortization of goodwill and other intangibles	18,228	17,663
Amortization of stock-based compensation	2,050	22,389
Realized loss on investments, net	8,611	2,500
Write-off of in-process research and development	2,400	—
Establishment of valuation allowance against deferred tax assets	19,882
Non-cash restructuring and impairment charges	11,092	—
Changes in assets and liabilities (net of acquisitions):
Accounts receivable	7,014	28,167
Due from related parties, net	665	138
Other assets	(3,872)	4,232
Accounts payable	1,323	3,438
Accrued liabilities and excess facilities costs	7,222	(14,534)
Deferred revenue	(1,900)	5,218

Net cash provided by (used for) operating activities	(14,426)	69,569

Cash flows from investing activities
Purchases of short-term investments	(685,539)	(510,195)
Sales and maturities of short-term investments	747,477	434,808
Purchases of property and equipment, net	(41,165)	(16,009)
Purchases of private equity investments	(285)	(4,177)
Short-term investments pledged as security	(898)	(2,000)
Cash used in acquisition, net of cash received	(6,363)	—

Net cash provided by (used for) investing activities	13,227	(97,573)

Cash flows from financing activities
Proceeds from exercise of stock options	8,511	4,385
Proceeds from employee stock purchase program	7,106	6,561

Net cash provided by financing activities	15,617	10,946

Effect of exchange rate changes on cash	98	336

Net change in cash and cash equivalents	14,516	(16,722)
Cash and cash equivalents at beginning of period	100,158	171,658

Cash and cash equivalents at end of period	$114,674	$154,936

See accompanying notes to condensed consolidated financial statements.

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by TIBCO Software Inc. (the “Company” or “TIBCO”) in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company, and its results of operations and cash flows. These condensed consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and notes as of and for the year ended November 30, 2001 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on January 30, 2002.

For purposes of presentation, the Company has indicated the third quarter of fiscal 2002 and 2001 as ending on August 31, 2002 and August 31, 2001, respectively; whereas in fact, the Company’s third fiscal quarters ended on the Friday nearest to the end of August.

The results of operations for the three and nine months ended August 31, 2002 are not necessarily indicative of the results that may be expected for the year ending November 30, 2002 or any other future interim period, and the Company makes no representations related thereto.

The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Certain reclassifications have been made to prior year balances in order to conform to the current period presentation. These reclassifications had no impact on previously reported net loss or cash flows.

2.    RECENT ACCOUNTING PRONOUNCEMENTS

In November 2001, the Financial Accounting Standards Board (“FASB”) issued an announcement on the topic of “Income Statement Characterization of Reimbursements Received for Out of Pocket Expense Incurred”, which was subsequently incorporated in Emerging Issues Task Force (“EITF”) No. 01-14. EITF No. 01-14 requires companies to characterize reimbursements received for out of pocket expenses as revenues in the statement of operations. Historically, the Company has netted reimbursements received for out of pocket expenses against the related expenses in the accompanying condensed consolidated statements of operations. The Company adopted the pronouncement in the quarter ended May 31, 2002. Revenues from reimbursable expenses have been identified separately on the condensed consolidated statement of operations and the respective periods for the prior year have been reclassified for comparative purposes.

In July 2001, the FASB issued Statements of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” and No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Identifiable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company is required to adopt SFAS No.142 effective December 1, 2002.

TIBCO SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Beginning in the first quarter of fiscal 2003, the goodwill and acquired intangibles with an indefinite life will be carried forward net of amortization accumulated as of December 1, 2002 and reviewed annually for impairment. Amortization of goodwill and intangibles with an indefinite life acquired before July 1, 2001 was $17.4 million for the year ended November 30, 2001, $4.4 million for the three months ended August 31, 2002 and $13.2 million for the nine months ended August 31, 2002. The Company is in the process of determining the impact of the adoption of SFAS No. 142 on its results of operations and financial position.

In October 2001, the FASB issued SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets”. SFAS No.144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of”, and addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company is required to adopt SFAS No. 144 on December 1, 2002 and does not expect the adoption of SFAS No. 144 to have a material impact on the Company’s results of operations or financial position.

In November 2001, the Emerging Issues Task Force reached a consensus on EITF No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products.” EITF No. 01-09 addresses the accounting for consideration given by a vendor to a customer and is a codification of EITF No. 00-14, “Accounting for Certain Sales Incentives,” EITF No. 00-22, “Accounting for ‘Points’ and Certain Other Time-Based or Volume-Based Sales Incentives Offers and Offers for Free Products or Services to be Delivered in the Future,” and EITF No. 00-25, “Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products.” The adoption of EITF No. 01-09 did not have a material impact on the Company’s results of operations or financial position.

In July 2002, the FASB issued SFAS No.146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not expect the adoption of SFAS No. 146 to have a material impact on its results of operations or financial position.

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

Maintenance revenue consists of fees for providing software updates on a when and if available basis and technical support for software products (post-contract support or “PCS”). Maintenance revenue is recognized ratably over the term of the agreement.

TIBCO SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Payments received in advance of services performed are recorded as deferred revenue. Allowances for estimated future returns and discounts are provided for upon recognition of revenue.

4.    COMPREHENSIVE LOSS

A summary of comprehensive loss, on an after-tax basis where applicable, is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	August 31, 2002	August 31, 2001	August 31, 2002	August 31, 2001
Net income (loss)	$(45,386)	$10,527	$(97,947)	$(7,644)
Translation gain (loss)	85	(5)	184	337
Change in unrealized gain (loss) on investments	1,364	793	(6,204)	1,920

Comprehensive income (loss)	$(43,937)	$11,315	$(103,967)	$(5,387)

Components of accumulated other comprehensive loss, on an after-tax basis where applicable, is as follows (in thousands):

	August 31, 2002	November 30, 2001
Cumulative translation adjustments	$171	$(14)
Unrealized gains on investments	4,329	10,536

Accumulated other comprehensive income	$4,500	$10,522

5.    PROVISION FOR (BENEFIT FROM) INCOME TAXES

During the third quarter of fiscal 2002, the Company established a full valuation allowance on its deferred tax assets because management determined that it is more likely than not that all deferred tax assets will not be realized in the foreseeable future. The Company’s resulting estimated annual effective tax rate of 33% has been used to record the provision for income taxes for the nine-month period ended August 31, 2002, compared with an effective tax rate of 50% used to record the provision for income taxes for the comparable period in 2001. The estimated annual effective tax rate differs from the U.S. statutory rate primarily due to non-deductible acquisition-related charges, stock-based compensation charges, and the change in valuation allowance.

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

TIBCO SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	August 31, 2002	August 31, 2001	August 31, 2002	August 31, 2001
Net income (loss)	$(45,386)	$10,527	$(97,947)	$(7,644)

Weighted-average common shares used to compute basic net income (loss) per share	208,026	196,087	204,600	194,268
Effect of dilutive securities:
Common stock equivalents	—	13,430	—	—
Common stock subject to repurchase	—	2,078	—	—

Weighted-average common shares used to compute diluted net income (loss) per share	208,026	211,595	204,600	194,268

Net loss per share—basic	$(0.22)	$0.05	$(0.48)	$(0.04)

Net loss per share—diluted	$(0.22)	$0.05	$(0.48)	$(0.04)

The following table sets forth potential weighted average common shares that are not included in the diluted net loss per share calculation above because to do so would be anti-dilutive for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	August 31, 2002	August 31, 2001	August 31, 2002	August 31, 2001
Common stock subject to repurchase	626	—	834	—
Stock options	8,304	2,391	7,133	10,568

	8,930	2,391	7,967	10,568

7.    RELATED PARTY TRANSACTIONS

Reuters

The Company has entered into commercial transactions with Reuters Group PLC, including its wholly owned and partially owned subsidiaries (collectively, “Reuters”), a principal stockholder of the Company. As of August 31, 2002, Reuters owned approximately 50.00% of the issued and outstanding shares of the Company. This ownership was subsequently diluted to 49.94% as of September 30, 2002.

Reuters is a distributor of the Company’s products to customers in the financial services segment pursuant to a license, maintenance and distribution agreement between the Company and Reuters. Under the agreement, Reuters has agreed to pay a minimum guaranteed distribution fee, which consists of a portion of Reuters’ revenue from its sales of the Company’s products and related services and maintenance, to the Company in the amount of $20.0 million per year through December 2002. For the years ended December 31, 2001 and 2000, Reuters had guaranteed minimum distribution fees of $20.0 million and $18.0 million, respectively. These fees are recognized ratably over the corresponding period as related party revenue. If actual distribution fees due from Reuters’ exceed the cumulative minimum year-to-date guarantee, incremental fees are due. Such incremental fees are recognized in the period when the year-to-date fees exceed the cumulative minimum guarantee. Royalty

TIBCO SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

payments to Reuters for resale of Reuters products and services and fees associated with sales to the financial services segment are classified as related party cost of sales. In addition, the agreement requires the Company to provide Reuters with internal maintenance and support until December 31, 2011 for a fee of $2.0 million per year. This amount is recognized ratably over the corresponding period as related party maintenance revenue.

The Company recognized revenue from Reuters of $6.0 million and $6.9 million in the third fiscal quarter of 2002 and 2001, respectively, and $19.1 million and $19.1 million for the nine month periods ended August 31, 2002 and 2001, respectively. Revenue from Reuters consists primarily of product and maintenance fees on its sales of TIBCO products under the terms of the license, maintenance and distribution agreement with Reuters. The Company incurred $0.1 million and $0.7 million in royalty and commission expense to Reuters in the third fiscal quarters of 2002 and 2001, respectively; and $2.5 million and $1.6 million for the nine month periods ended August 31, 2002 and 2001, respectively.

Cisco Systems

The Company has entered into commercial transactions with Cisco Systems, Inc., a stockholder of the Company. The Company recognized $0.8 million and $0.7 million in revenue from Cisco Systems, Inc. in the third fiscal quarters of 2002 and 2001, respectively and $1.8 million and $1.9 million for the nine-month periods ended August 31, 2002 and 2001, respectively.

8.    STOCK-BASED COMPENSATION

	Three Months Ended		Nine Months Ended
	August 31, 2002	August 31, 2001	August 31, 2002	August 31, 2001
Cost of sales	$108	$191	$429	$803
Research and development	296	2,044	1,083	9,196
Sales and marketing	431	741	926	9,195
General and administrative	237	204	893	3,637

Total	$1,072	$3,180	$3,331	$22,831

In connection with the grant of stock options to employees and non-employee directors during fiscal 1998 and 1999, the Company recorded aggregate unearned compensation of $22.8 million, representing the difference between the deemed fair value of our common stock at the date of grant and the exercise price of such options. During fiscal 2000, the Company recorded aggregate unearned compensation of $34.9 million in connection with the acquisition of Extensibility, Inc. (“Extensibility”) related to unvested options that were assumed and restricted stock issued as part of the consideration for the acquisition. Such amounts are presented as a reduction of stockholders’ equity and are amortized over the vesting period of the applicable option or restricted stock and are shown by expense category. During the third fiscal quarter of 2002, the Company recorded $0.7 million of unearned compensation in connection with unvested options and restricted stock assumed on consummation of the acquisition of Talarian Corporation (“Talarian”). In addition, the Company expects to record additional acquisition related compensation expense of up to $0.4 million in connection with additional cash consideration contingent on the vesting and exercise of stock options and restricted stock which were unvested at the acquisition date. Amortization of stock-based compensation related to employees, non-employee directors, Extensibility and Talarian was $1.2 million and $3.9 million for the third fiscal quarter of 2002 and 2001, respectively; and $2.7 million and $22.8 million for the nine month periods ended August 31, 2002 and 2001, respectively.

TIBCO SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Stock-based compensation expense related to stock options granted to consultants is recognized as earned using the multiple option method, and is shown by expense category. At each reporting date, the Company re-values the stock options using the Black-Scholes option-pricing model. As a result, stock-based compensation expense will fluctuate as the fair market value of the Company’s common stock fluctuates. In connection with the grant of stock options to consultants, the Company recognized income from the reversal of stock-based compensation expense of $0.1 million and $0.8 million in the third quarter of fiscal 2002 and 2001, respectively, as the overall value of the option declined due to the decline in the value of the Company’s common stock. For the nine-month periods ended August 31, 2002 and 2001, the Company recognized stock-based compensation income from the reversal of stock-based compensation expense of $0.6 million and $0.6 million, respectively.

In the third quarter of fiscal 2002 and 2001, the Company recognized $0.0 million and $0.1 million, respectively of stock compensation expense related to the employer’s portion of payroll taxes due as a result of employee exercises of nonqualified stock options. The Company recognized $1.3 million and $0.4 million of such expense for the nine month periods ended August 31, 2002 and 2001, respectively.

9.    SEGMENT INFORMATION

The Company operates primarily in one industry segment: the development and marketing of a suite of software products that enables businesses to link internal operations, business partners and customer channels through the real-time distribution of information. Revenue by geographic area is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	August 31, 2002	August 31, 2001	August 31, 2002	August 31, 2001
Americas	$37,960	$37,474	$117,266	$136,595
Europe	21,702	35,075	72,683	86,092
Pacific Rim	3,626	3,455	12,153	20,352

Total Revenue	$63,288	$76,004	$202,102	$243,039

Revenue from Reuters is included in the European geographic segment. No single customer accounted for greater than 10% of total revenue during the third fiscal quarter of 2002. One customer accounted for 11.2% of revenues in the third quarter of 2001.

10.    RESTRUCTURING CHARGES

During the second and fourth quarters of fiscal 2001, the Company recorded restructuring charges totaling $21.2 million, consisting of $2.8 million for headcount reductions, $10.2 million for consolidation of facilities, $4.7 million for related write-down of leasehold improvements and $0.6 million of other related restructuring charges. These restructuring charges were recorded to align the Company’s cost structure with changing market conditions. The Company’s restructuring plan resulted in headcount reduction of approximately 170 employees, which was made up of 46% sales and marketing staff, 23% professional services staff, 16% general and administrative staff and 15% research and development staff. The plan also included the consolidation of facilities through the closing of excess field offices and consolidation of corporate offices into one campus.

During the second quarter of fiscal 2002, the Company recognized an additional restructuring charge of $29.6 million, consisting of $26.1 million related to properties abandoned in connection with facilities consolidation and $6.4 million for a related write-down of leasehold improvements. The additional facilities

TIBCO SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

charges resulted from revisions of the Company’s estimates of future sublease income due to further deterioration of real estate market conditions and the Company’s negotiations with sublessees.

During the third quarter of fiscal 2002 the Company recorded additional restructuring charges of $19.7 million, consisting of $1.7 million for headcount reductions and $18.0 million related to properties abandoned in connection with facilities consolidation. The additional facilities charges resulted from revisions of the Company’s estimates of future sublease income due to further deterioration of real estate market conditions. The Company’s headcount reduction of approximately 65 employees is comprised of 41% sales and marketing staff, 23% professional services staff, 18% general and administrative staff, and 18% research and development staff. In the third fiscal quarter of 2002, the Company made cash payments of $5.5 million associated with previously abandoned facilities and $1.3 million related to headcount reductions.

Accrued restructuring costs related to headcount reductions of $0.4 million at August 31, 2002 represents severance payments that are expected to be paid by the end of the fiscal year. These costs are included in other accrued liabilities in the condensed consolidated balance sheets.

The following sets forth the Company’s accrued excess facilities costs as of August 30, 2002. These costs represent the estimated loss on abandoned facilities, net of sublease income, and are expected to be paid over the next eight years.

	Balance at November 30, 2001	Additional Charges	Utilized *	Balance at August 30, 2002
Restructuring	$17,800	$47,614	$(17,829)	$47,585
Acquisition integration	—	7,410	(804)	6,606

	$17,800	$55,024	$(18,633)	$54,191

*	Amounts utilized include a non-cash write-down of leasehold improvements related to abandoned facilities of $11.1 million.

11.    LEGAL PROCEEDINGS

The Company, certain investment bank underwriters and certain of the Company’s directors and officers have been named in a putative class action for violation of the federal securities laws in the United States District Court for the Southern District of New York, captioned, “In re TIBCO Software, Inc. Initial Public Offering Securities Litigation, 01 Civ. 6110 (SAS).” This is one of a number of cases challenging underwriting practices in the initial public offerings (“IPOs”) of more than 300 companies. These cases have been coordinated for pretrial proceedings as “In re Initial Public Offering Securities Litigation, 21 MC 92 (SAS).” Plaintiffs generally allege that certain underwriters engaged in undisclosed and improper underwriting activities, namely the receipt of excessive brokerage commissions and customer agreements regarding post-offering purchases of stock in exchange for allocations of IPO shares. Plaintiffs also allege that various investment bank securities analysts issued false and misleading analyst reports. The complaint against the Company claims that the purported improper underwriting activities were not disclosed in the registration statements for the Company’s IPO and secondary public offering and seeks unspecified damages on behalf of a purported class of persons who purchased the Company’s securities or sold put options during the time period from July 13, 1999 to December 6, 2000. The Company believes that it has meritorious defenses to the claims against it and intends to defend against the complaints vigorously.

TIBCO SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

A lawsuit with similar allegations of undisclosed improper underwriting practices, and part of the same coordinated proceedings, is pending against Talarian Corporation, which the Company acquired in April 2002. That action is captioned, “In re Talarian Corp. Initial Public Offering Securities Litigation, 01 Civ. 7474 (SAS).” The complaint against Talarian, certain of its underwriters, and certain of its former directors and officers claims that the purported improper underwriting activities were not disclosed in the registration statement for Talarian’s IPO and seeks unspecified damages on behalf of a purported class of persons who purchased Talarian securities during the time period from July 20, 2000 to December 6, 2000. The Company believes that there are meritorious defenses to the claims against Talarian and intends to defend against those claims vigorously.

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

The total purchase price of approximately $114.5 million comprised $53.7 million in cash, the issuance of 4.4 million shares of the Company’s common stock valued at $53.6 million and the assumption of 0.5 million stock options and restricted shares valued at $5.0 million for all of the outstanding capital stock of Talarian. The Company also incurred an estimated $2.9 million in transaction fees, including legal, valuation and accounting fees. The total consideration was reduced by $0.7 million of unearned stock-based compensation related to approximately 0.2 million unvested stock options and restricted stock. Additional cash consideration of $0.9 million was contingent on the vesting and exercise of stock options and restricted stock and will be recorded as compensation expense as earned. The net purchase price of approximately $114.5 million has been allocated to the tangible and identifiable intangible assets acquired and liabilities assumed on the basis of their estimated fair values on the acquisition date.

The shares issued in the acquisition have been valued in accordance with EITF Issue No. 99-12, “Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination”. In accordance with EITF No. 99-12, the Company has established that the first date on which the number of the Company shares and the amount of other consideration became fixed was March 28, 2002. Accordingly, the Company has valued the transaction using the average closing price three days before and after March 28, 2002 of $12.29 per share.

The assumed stock options were valued using the Black Scholes valuation model with a volatility factor of 128%, an average risk free interest rate of 4.2%, and estimated lives of three to 36 months.

TIBCO SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

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

In-process research and development, relating to development projects which had not reached technological feasibility and that had no future alternative uses, was expensed upon consummation of the merger. Other identifiable intangible assets are being amortized over their useful lives of two years for non-compete agreements, three years for developed technology, 3 ½ years for customer base and trademarks, and five years for royalties.

Developed technology and in-process research and development (“IPRD”) were identified and valued through extensive interviews and analysis of data provided by Talarian concerning development projects, their stage of development, the time and resources needed to complete them, if applicable, their expected income generating ability and associated risks. Where development projects had reached technological feasibility, they were classified as developed technology and the value assigned to developed technology was capitalized. The income approach, which includes an analysis of the cash flows and risks associated with achieving such cash flows, was the primary technique utilized in valuing acquired intangible assets. Key assumptions included a

TIBCO SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

discount rate of 36% and estimates of revenue growth, maintenance renewal rates, cost of sales, operating expenses and taxes.

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

	Original Costs	Utilized	Balance remaining at August 31, 2002
Workforce reductions	$1,031	$(975)	$56
Facilities	7,410	(804)	6,606

	$8,441	$(1,779)	$6,662

The acquisition integration liabilities are based on the Company’s current integration plan, which principally focuses on the elimination of redundant administrative overhead and support activities and the restructuring and repositioning of the sales/marketing and research and development organizations to eliminate redundancies in these activities.

The workforce reductions represent the expected termination of 43 Talarian employees, including 10 research and development, 14 sales and marketing, and 19 administrative personnel. As of August 31, 2002, 42 employees have been terminated. The balance of acquisition integration costs related to workforce reductions remaining at August 31, 2002 is expected to be utilized during the fourth quarter of fiscal 2002 and will be funded through cash flows from the combined operations.

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

TIBCO SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The results of operations of Talarian are included in the Company’s Consolidated Statement of Operations from the date of the acquisition. If the Company had acquired Talarian at the beginning of the periods presented, the Company’s unaudited pro forma net revenues, net loss and net loss per share from continuing operations would have been as follows:

	Three Months Ended		Nine Months Ended
	August 31, 2002	August 31, 2001	August 31, 2002	August 31, 2001
Revenue	$63,288	$79,767	$211,262	$254,485

Net loss	$(45,386)	$5,478	$(106,076)	$(24,807)

Net loss per share (basic and diluted)	$(0.22)	$0.03	$(0.52)	$(0.13)

13.    SUBSEQUENT EVENT

On September 13, 2002, the Company completed its acquisition of PRAJA inc., a privately-held developer of business activity monitoring software in a transaction valued at approximately $2.9 million. The Company expects that this acquisition will give its customers new capabilities in directly monitoring real-time business operations against key performance indicators. The acquisition of PRAJA inc.’s assets will be accounted for as a purchase business combination. Under the purchase method of accounting, the total purchase price of approximately $2.9 million will be allocated to PRAJA inc.’s net tangible and identifiable intangible assets based upon their estimated fair value as of the date of acquisition. A portion of the purchase price is expected to be allocated to in-process research and development and expensed at the time of the acquisition. The other identifiable acquired intangibles will be amortized over their respective useful lives. The residual purchase price will be recorded as goodwill. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill relating to the PRAJA acquisition will not be amortized, but will be carried at cost and tested for impairment annually or whenever events indicate that impairment may have occurred.

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

We are a leading provider of business integration solutions. We are the successor to a portion of the business of Teknekron Software Systems, Inc. Teknekron developed software, known as the TIB technology, for the integration and delivery of market data such as stock quotes, news and other financial information, in trading rooms of large banks and financial services institutions. In 1992, Teknekron expanded its development efforts to include solutions designed to enable complex and disparate manufacturing equipment and software applications—primarily in the semiconductor fabrication market—to communicate within the factory environment. Teknekron was acquired by Reuters Group PLC, the global news and information group, in 1994. Following the acquisition, continued development of the TIB technology was undertaken to expand its use in the financial services markets.

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

Our revenue in the third quarter of fiscal 2002 and 2001 consisted primarily of license and maintenance fees from our customers and distributors, including fees from Reuters pursuant to our license agreement, both of which were primarily attributable to sales of our TIBCO ActiveEnterprise product suite. In addition, we receive fees from our customers for providing project integration services. We also receive revenue from our strategic relationships with business partners who embed our products in their hardware and networking systems as well as from systems integrators who resell our products.

Reuters is a distributor of our products to customers in the financial services segment. Reuters owns approximately 50.00% of our outstanding capital stock and has three members on our Board of Directors. This ownership was subsequently diluted to 49.94% as of September 30, 2002. We have a license, maintenance, and distribution agreement with Reuters pursuant to which Reuters pays a minimum guaranteed distribution fee to us in the amount of $20 million per year through December 2002. For the years ended December 31, 2001 and 2000, Reuters guaranteed minimum distribution fees were $20.0 million and $18.0 million, respectively. These fees are recognized ratably over the corresponding period as related party revenue. If actual distribution fees due from Reuters’ exceed the cumulative minimum year-to-date guarantee, incremental fees are due. Such incremental fees are recognized in the period when the year-to-date fees exceed the cumulative minimum level. Royalty payments to Reuters for resale of Reuters products and services or fees associated with sales to the financial services segment are classified as related party cost of revenue. In addition, our agreement with Reuters also requires us to provide Reuters with internal maintenance and support until December 31, 2011 for a fee $2.0 million per year. This amount is recognized ratably over the corresponding period as related party service and maintenance revenue. Reuters’ obligation to pay us minimum guaranteed product fees expires at the end of 2002. The potential effects of this expiration on our revenues from the financial services market are unclear, and we may desire to renegotiate the terms of our licensing and distribution relationship with Reuters. Any new agreement with Reuters would be the result of negotiations between Reuters and us, and, because of Reuters’ relationship with us and its influence over our business, would be approved by a majority of our Board of Directors, including a majority of our independent and disinterested directors.

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

Within 90 days prior to the filing of this report, we undertook an evaluation of our disclosure controls and procedures. Based upon that evaluation and related improvements to our system of disclosure controls and procedures, we have concluded that we have in place disclosure controls and procedures necessary to ensure that material information relating to our company, including our consolidated subsidiaries, is made known to us by others within our company, particularly with respect to the period covered by this report. Subsequent to the date of this evaluation there have been no significant changes in our internal controls or in other factors that could significantly affect our internal controls.

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

During fiscal 2001and fiscal 2002, we recorded restructuring charges to align our cost structure with changing market conditions. Our restructuring plan resulted in a reduction in headcount and the consolidation of facilities through the closing of excess field offices and relocation of corporate offices into one campus. Our restructuring charges included accruals for the estimated loss on facilities that we intend to sublease based on estimates of the timing and amount of sublease income and the non-cash write-down of leasehold improvements. We reassess this liability each period based on market conditions. Revisions to our estimates of this liability could materially impact our operating results and financial position in future periods if anticipated events and key assumptions, such as the timing and amounts of sublease rental income, either change or do not materialize.

Accounting for income taxes.    As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves us estimating our current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income, and, to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provision in the statement of operations. A valuation allowance is currently set against deferred tax assets because management believes it is more likely than not that the deferred tax assets will not be realized through the generation of future taxable income. We also do not provide for taxes on undistributed earnings of our foreign subsidiaries, as it is our intention to reinvest undistributed earnings indefinitely.

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

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized, but instead will be subject to annual impairment tests. We have adopted SFAS No. 142 as required in connection with the Talarian acquisition. For all previously recorded goodwill and intangibles, we will adopt SFAS No. 142 during the first quarter of fiscal 2003. We are in the process of determining the impact of the adoption of SFAS No. 142 on our results of operations and financial position.

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

We review our investments on a regular basis to evaluate whether or not each security has experienced an other-than-temporary decline in fair value. Our policy includes, but is not limited to, reviewing each of the companies’ cash position, earnings/revenue outlook, stock price performance over the past nine months, liquidity and management/ownership. If we believe that an other-than-temporary decline exists, we write down the investment to market value and record the related write-down as a loss on investments in our consolidated statement of operations.

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain financial data as a percentage of total revenue:

	Three Months Ended		Nine Months Ended
	August 31, 2002	August 31, 2001	August 31, 2002	August 31, 2001
Revenue
License	54.7%	62.6%	58.0%	68.3%
Service and maintenance	45.3	37.4	42.0	31.7

Total revenue	100.0	100.0	100.0	100.0
Stock-based compensation	0.2	0.3	0.2	0.3
Cost of revenue	22.0	20.8	23.0	20.7

Gross profit	77.8	78.9	76.8	79.0

Operating expenses
Research and development:
Stock-based compensation	0.5	2.7	0.5	3.8
Other research and development	28.1	25.1	25.9	24.6
Sales and marketing:
Stock-based compensation	0.7	1.0	0.5	3.8
Other sales and marketing	50.2	42.4	48.1	42.4
General and administrative:
Stock-based compensation	0.4	0.3	0.4	1.5
Other general and administrative	8.4	6.4	8.1	7.5
Acquired in-process research and development	—	—	1.2	—
Restructuring charges	31.1	—	24.4	5.2
Amortization of goodwill and acquired intangibles	10.0	7.7	9.0	7.3

Total operating expenses	129.4	85.6	118.1	96.1

Loss from operations	(51.6)	(6.7)	(41.3)	(17.1)
Interest and other income (expense), net	11.3	13.4	5.0	10.8

Net loss before income taxes	(40.3)	6.7	(36.3)	(6.3)
Provision for (benefit from) income taxes	31.4	(7.3)	12.1	(3.1)

Net loss	(71.7)	14.0	(48.4)	(3.2)

Revenue

Total Revenue.    Total revenue decreased 16.7% to $63.3 million for the three months ended August 31, 2002 from $76.0 million for the same period of the prior year. Total revenue decreased 16.8% to $202.1 million for the nine-month period ended August 31, 2002 from $243.0 million in the same period of the prior year. The decrease in total revenue was due primarily to the global economic slowdown and a reduction in information technology spending in general. Reuters accounted for approximately 9.6% and 9.2% of total revenue for the third fiscal quarter of 2002 and 2001, respectively, and 9.4% and 7.9% of total revenue for the nine month periods ending August 31, 2002 and 2001, respectively. Reuters’ obligation to pay us minimum guaranteed product fees expires at the end of 2002. The potential effects of this expiration on our revenues from the financial services market are unclear, and we may desire to renegotiate the terms of our licensing and distribution relationship with Reuters. In the third quarter of fiscal 2001, one customer accounted for 11.2% of total revenue. No single customer accounted for greater than 10% of total revenue in the third quarter of fiscal 2002.

License Revenue.    License revenue decreased 27.2% to $34.6 million for the three months ended August 31, 2002 from $47.6 million for the same period of the prior year. License revenue decreased 29.4% to $117.3 million for the nine months ended August 31, 2002 from $166.2 million for the same period of the prior year. License revenue was 54.7% and 62.6% of total revenue for the third fiscal quarter of 2002 and 2001, respectively and 58.0% and 68.4% of revenue for the nine-month periods ended August 31, 2002 and 2001, respectively. This decrease in absolute dollars and percentage of total revenue was due primarily to the global economic slowdown and a reduction in information technology spending in general.

Service and Maintenance Revenue.    Service and maintenance revenue increased 0.8% to $28.6 million for the three months ended August 31, 2002 from $28.4 million for the same period of the prior year. Service and maintenance revenue increased 10.4% to $84.8 million for the nine months ended August 31, 2001 from $76.9 million for the same period of the prior year. Service and maintenance revenue was 45.3% and 37.4% of total revenue in the third quarter of fiscal 2002 and 2001, respectively and was 42.0% and 31.7% of total revenue for the nine month periods ended August 31, 2002 and 2001, respectively. The increase in service and maintenance revenue was primarily due to the additional maintenance revenue related to the growth in our installed customer base, partially offset by a decrease in service revenue.

Cost of Revenue

Cost of revenue consists primarily of salaries, payments to third party contractors and associated expenses related to providing project implementation services, the cost of providing maintenance and customer support services, royalties and product fees. The majority of our cost of revenue is directly related to our service revenue. Cost of revenue, excluding stock based compensation charges, decreased 11.9% to $13.9 million for the three months ended August 31, 2002 from $15.8 million for the same period of the prior year. Cost of revenue, excluding stock based compensation charges, decreased 7.3% to $46.6 million for the nine months ended August 31, 2002 from $50.2 million for the same period of the prior year. Cost of revenue was 22.0% and 20.8% of total revenue in the third quarter of fiscal 2002 and 2001, respectively, and was 23.0% and 20.7% of revenue for the nine-month periods ending August 31, 2002 and 2001, respectively. The decrease in cost of revenue in absolute dollars for the three months ended August 31, 2002, was primarily due to the decrease in royalty fees. The decrease in cost of revenue in absolute dollars, for the nine-month period ended August 31, 2002, was primarily due to a decrease in royalty fees and cost of third party contractors. The increase in cost of revenue as a percentage of total revenue was due primarily to the decrease in total revenue. Related party cost of revenue was $0.0 million and $1.1 million for the third quarter of fiscal 2002 and 2001, respectively and was $2.3 million and $1.9 million for the nine month periods ended August 31, 2002 and 2001, respectively.

Operating Expenses

Research and Development Expenses.    Research and development expenses consist primarily of personnel, third party contractors and related costs associated with the development of our TIBCO ActiveEnterprise, TIBCO ActiveExchange, and TIBCO ActivePortal product suites. Research and development expenses, excluding stock based compensation charges, decreased 6.9% to $17.8 million for the three months ended August 31, 2002 from $19.1 million for the same period of the prior year. Research and development expenses, excluding stock based compensation charges, decreased 12.6% to $52.3 million for the nine months ended August 31, 2002 from $59.8 million for the same period of the prior year. Research and development expenses were 28.1% and 25.1% of total revenue in the third quarter of fiscal 2002 and 2001, respectively and were 25.9% and 24.6% of total revenue for the nine month periods ended August 31, 2002 and 2001, respectively. The decreases in absolute dollars in research and development expenses were primarily due to a reduction in our use of third party contractors combined with reduced costs from renegotiated contracts partially offset by an net increase in our development staff through our acquisition of Talarian Corporation. The increase in research and development expenses as a percentage of revenue was due to the decrease in revenue. We believe that continued investment in research and development is critical to attaining our strategic objectives and, as a result, we expect that spending on research and development will remain relatively stable for the remainder of fiscal 2002.

Sales and Marketing Expenses.    Sales and marketing expenses consist primarily of personnel and related costs of our direct sales force and marketing staff and the cost of marketing programs, including customer conferences, promotional materials, trade shows and advertising. Sales and marketing expenses, excluding stock based compensation charges, decreased 1.5% to $31.8 million for the three months ended August 31, 2002 from $32.2 million for the same period of the prior year. Sales and marketing expenses, excluding stock based compensation charges, decreased 5.6% to $97.2 million for the nine months ended August 31, 2001 from $102.9 million for the same period of the prior year. Sales and marketing expenses were 50.2% and 42.4% of total revenue in the third quarter of fiscal 2002 and 2001, respectively and were 48.1% and 42.4% of revenue for the nine month periods ended August 31, 2002 and 2001, respectively. The decrease in absolute dollars resulted primarily from decreases in commissions and referral fees offset by increased advertising and promotional activity. The increase in sales and marketing expense as a percentage of revenue is due to the decrease in revenue. We intend to selectively increase staff in our direct sales organization and to create select product marketing programs and, accordingly, expect that sales and marketing expenditures will remain relatively stable for the remainder of fiscal 2002.

General and Administrative Expenses.    General and administrative expenses consist primarily of personnel and related costs for general corporate functions, including executive, legal, finance, accounting and human resources. General and administrative expenses, excluding stock based compensation charges, increased 10.3% to $5.3 million for the third quarter of fiscal 2002 from $4.8 million for the same period of the prior year. General and administrative expenses, excluding stock based compensation charges, decreased 10.9% to $16.3 million for the nine months ended August 31, 2002 from $18.3 million for the same period of the prior year. General and administrative expenses were 8.4% and 6.4% of total revenue for the third quarter of fiscal 2002 and 2001, respectively and were 8.1% and 7.5% for the nine-month periods ended August 31, 2002 and 2001, respectively. The increase in general and administrative expense in absolute dollars and as a percentage of revenue for the third quarter of fiscal 2002 was primarily due to an increase in costs in connection with our new corporate offices, partially offset by a decrease in bad debt expense. The decrease in absolute dollars for the nine months ended August 31, 2002 was primarily due to a decrease in bad debt and compensation expense. The increase in general and administrative expense as a percentage of revenue was due to the decrease in revenue. We believe that general and administrative expenses, exclusive of bad debt charges, will remain relatively stable for the remainder of fiscal 2002.

Amortization of Stock-based Compensation.    Amortization of stock-based compensation expense was $1.1 million and $3.2 million for the three month periods ended August 31, 2002 and August 31, 2001, respectively. Amortization of stock-based compensation expense was $3.3 million and $22.8 million for the nine-month periods ended August 31, 2002 and August 31, 2001, respectively. The decrease in amortization of stock-based compensation expense was due to prior year accelerated vesting charges associated with restricted stock granted as a result of the Extensibility acquisition and income from the reversal of stock compensation expense due to a decrease in our stock price. This decrease was partially offset by the increase in stock compensation expense related to the employer’s portion of payroll taxes due as a result of employee exercises of nonqualified stock options.

In connection with the grant of stock options to employees and non-employee directors during fiscal 1998 and 1999, we recorded aggregate unearned compensation of $22.8 million, representing the difference between the deemed fair value of our common stock at the date of grant and the exercise price of such options. During fiscal 2000, we recorded aggregate unearned compensation of $34.9 million in connection with the acquisition of Extensibility, Inc. (“Extensibility”) related to unvested options that were assumed as well as stock that was issued as part of the consideration for the acquisition and held in an escrow account. Such amounts are presented as a reduction of stockholders’ equity and are amortized over the vesting period of the applicable option or restricted stock, and are shown by expense category. During the second fiscal quarter of 2002, we recorded $0.7 million of unearned compensation in connection with unvested options and restricted stock assumed on consummation of the acquisition of Talarian Corporation (“Talarian”). In addition, we expect to record additional acquisition related compensation expense of up to $0.4 million in connection with additional cash consideration contingent on the vesting and exercise of stock options and restricted stock which were unvested at the acquisition date. Amortization of stock-based compensation related to employees, non-employee directors, Extensibility and Talarian was $1.2 million and $3.9 million for the third fiscal quarter of 2002 and 2001, respectively and $2.7 million and $23.0 million for the nine month periods ended August 31, 2002 and 2001, respectively.

Stock-based compensation expense related to stock options granted to consultants is recognized as earned using the multiple option method, and is shown by expense category. At each reporting date, we re-value the underlying stock options using the Black-Scholes option-pricing model. As a result, stock-based compensation expense will fluctuate as the fair value of our common stock fluctuates. In connection with the grant of stock options to consultants, we recognized stock-based compensation income of $0.1 million and $0.8 million from the reversal of stock based compensation expense in the third quarter of fiscal 2002 and 2001, respectively, as the overall value of the options declined due to the decline in the fair value of our common stock. For the nine-month periods ended August 31, 2002 and 2001, we recognized stock-based compensation income from the reversal of stock-based compensation expense of $0.6 million and $0.6 million, respectively.

In the third quarter of fiscal 2002 and 2001, we recognized $0.0 million and $0.1 million, respectively, as stock compensation expense related to the employer’s portion of payroll taxes due as a result of employee exercises of nonqualified stock options. We recognized $1.3 million and $0.4 million of such expense for the nine month periods ended August 31, 2002 and 2001, respectively.

Restructuring charges.    During the second and fourth quarter of fiscal 2001, we recorded restructuring charges totaling $21.2 million, consisting of $2.8 million for headcount reductions, $10.2 million for consolidation of facilities, $4.7 million for related write-down of leasehold improvements and $0.6 million of other related restructuring charges. These restructuring charges were recorded to align our cost structure with changing market conditions. The plan resulted in headcount reduction of approximately 170 employees, which was made up of 46% sales and marketing staff, 23% professional services staff, 16% general and administrative staff and 15% research and development staff. The plan also included the consolidation of facilities by closing excess field offices and moving our corporate offices into one campus.

During the second quarter of fiscal 2002, we recognized an additional restructuring charge of $29.6 million, consisting of $26.1 million related to properties abandoned in connection with facilities consolidation and $6.4 million for a related write-down of leasehold improvements. The additional facilities charges resulted from revisions of our estimates of future sublease income due to further deterioration of real estate market conditions and on-going negotiations with sublessees.

During the third fiscal quarter of 2002 we recorded additional restructuring charges of $19.7 million, consisting of $1.7 million for headcount reductions and $18.0 million related to properties abandoned in connection with facilities consolidation. The additional facilities charges resulted from revisions of our estimates of future sublease income due to further deterioration of real estate market conditions and on-going negotiations with sublessors. The headcount reduction of approximately 65 employees was comprised of 41% sales and marketing staff, 23% professional services staff, 18% general and administrative staff, and 18% research and development staff. In the third fiscal quarter of 2002, we made cash payments of $5.6 million associated with previously abandoned facilities and $1.3 million related to headcount reductions.

Accrued restructuring costs related to headcount reductions of $0.4 million at August 31, 2002 represent severance payments that are expected to be paid by the end of the fiscal year. These costs are included in other accrued liabilities in the condensed consolidated balance sheets.

The following sets forth our accrued excess facilities costs as of August 30, 2002. These costs represent our estimated loss on abandoned facilities, net of sublease income, which we expect to pay over the next eight years.

	Balance at November 30, 2001	Additional Charges	Utilized *	Balance at August 30, 2002
Restructuring	$17,800	$47,614	$(17,829)	$47,585
Acquisition integration	—	7,410	(804)	6,606

	$17,800	$55,024	$(18,633)	$54,191

*	Amounts utilized include a non-cash write-down of leasehold improvements related to abandoned facilities of $11.1 million.

Amortization of goodwill and acquired intangibles.    Amortization of goodwill and acquired intangibles was $6.4 million and $5.9 million for the third quarter of fiscal 2002 and 2001, respectively, and $18.2 million and $17.7 million for the nine month periods ended August 31, 2002 and August 31, 2001, respectively. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Amortization of goodwill and other intangible assets acquired in purchase transactions completed prior to June 30, 2001 will continue to be amortized on a straight-line method over the estimated useful life of the assets of between two and five years until December 1, 2002. Amortization of goodwill and intangibles with an indefinite life acquired before July 1, 2001 is approximately $4.4 million per quarter.

Interest and other income (expense) net.    Interest and other income (expense), net, includes interest, realized gains and losses on investments and other miscellaneous income and expense items. Interest and other income (expense), net, was income of $7.2 million and $10.1 million for the third quarter of fiscal 2002 and 2001, respectively, and income of $10.2 million and $26.2 million for the nine month periods ended August 31, 2002 and 2001, respectively. The decrease in interest and other income (expense), net for the third quarter of fiscal 2002 was primarily due to lower interest rates and decreased realized gains on investments. The decrease in the nine months ended August 31, 2002 was primarily due to a decrease in interest rates and the write down of the carrying value of private equity investments during the second quarter of fiscal 2002.

Provision for (benefit from) income taxes.    During the third quarter of fiscal 2002, we established a full valuation allowance on our deferred tax assets because management determined that it is more likely than not that all deferred tax assets will not be realized in the foreseeable future. Our resulting estimated annual effective tax rate of 33% has been used to record the provision for income taxes for the nine-month period ended August 31, 2002, compared with an effective tax rate of 50% used to record the provision for income taxes for the comparable period in 2001. The estimated annual effective tax rate differs from the U.S. statutory rate primarily due to non-deductible acquisition-related charges, stock-based compensation charges, and the change in valuation allowance.

LIQUIDITY AND CAPITAL RESOURCES

At August 31, 2002, we had cash and cash equivalents of $114.7 million, representing an increase of $14.5 million from November 30, 2001.

Net cash used for operations for the nine months ended August 31, 2002 was $12.9 million compared to $69.6 million for the comparable period of the prior year. Cash used for operating activities for the nine months ended August 31, 2002 resulted primarily from the net loss being offset by depreciation, amortization of goodwill, stock-based compensation, realized loss on investments, and restructuring and impairment charges.

Net cash provided by investing activities for the nine months ended August 31, 2002 was $11.7 million compared to cash used by investing activities of $97.6 million for the same period in 2001. Cash provided by investing activities resulted primarily from the net sales of short-term investments of $60.6 million partially offset by capital expenditures of $41.2 million and net cash used for the acquisition of Talarian of $6.5 million. Capital expenditures were primarily related to office facilities.

Cash flow from financing activities for the nine months ended August 31, 2002 of $15.6 million resulted from the exercise of stock options and stock purchases under our Employee Stock Purchase Plan.

At August 31, 2002 we had $626.3 million in cash, cash equivalents and investments. We anticipate our operating expenses will remain roughly consistent with third quarter of fiscal 2002 through the remainder of the fiscal year. As a result, we expect to use our cash resources to fund our operating expenses, capital expenditures including additions to our IT infrastructure, and additionally, to fund acquisitions or investments in complementary businesses, technologies or product lines. We believe that our current cash, cash equivalents and investments and cash flows from operations will be sufficient to meet our anticipated cash requirements for working capital and capital expenditures for at least the next twelve to eighteen months.

As of August 31, 2002 future minimum lease payments under noncancelable operating leases, including $47.5 million provided for as accrued restructuring costs and $6.6 million as acquisition integration liabilities, were as follows (in thousands):

Non-Cancelable Operating Leases
Remaining 2002	$7,125
2003	25,635
2004	25,021
2005	24,785
2006	23,338
Thereafter	169,035

Total	$274,939

FACTORS THAT MAY AFFECT OPERATING RESULTS

The following risk factors could materially and adversely affect our future operating results and could cause actual events to differ materially from those predicted in the forward-looking statements we make about our business.

We have a history of losses, we expect future losses, and if we do not achieve and sustain profitability our business will suffer and our stock price may decline

We may not be able to achieve revenue or earnings growth or obtain sufficient revenue to achieve and sustain profitability. We incurred net losses of approximately $13.2 million and $25.0 million in fiscal 2001 and 2000, respectively. In addition, we incurred a net loss of $45.4 million in the third quarter of fiscal 2002 and a net loss of $97.9 million for the nine months ended August 31, 2002. As of August 31, 2002, we had an accumulated deficit of approximately $173.2 million.

We have invested significantly in building our sales and marketing organization and in our technology research and development. We expect to continue to spend financial resources on developing and introducing enhancements to our existing and new software products and our direct sales and marketing activities. As a result, we need to generate significant revenue to achieve and maintain profitability.

Our future revenue is unpredictable and we expect our quarterly operating results to fluctuate, which may cause our stock price to decline

Period-to-period comparisons of our operating results may not be a good indication of our future performance. Moreover, our operating results in some quarters has not in the past, and may not in the future, meet the expectations of stock market analysts and investors. This has in the past and may in the future cause our stock price to decline. As a result of our limited operating history and the evolving nature of the markets in which we compete, we have difficulty accurately forecasting our revenue in any given period. In addition to the factors discussed elsewhere in this section, a number of factors may cause our revenue to fall short of our expectations or cause fluctuations in our operating results, including:

•	the announcement or introduction of new or enhanced products or services by our competitors;

•	the amount and timing of operating costs and capital expenditures relating to the expansion of our operations; and

•
the capital and expense budgeting decisions of our customers, which have recently been scrutinized at a higher level within our customers’ organizations, and are closely related to macroeconomic factors such as the current recession affecting the United States as a whole.

In addition, our quarterly operating results have historically been subject to variations throughout the year due to seasonal factors, which may result in lower sales activity in our first and third fiscal quarters.

There can be no assurance that our current customers will continue to purchase our products in the future

We do not have long-term contracts with any of our customers. There can be no assurance that any of our customers will continue to purchase our products in the future. As a result, a customer that generates substantial revenue for us in one period may not be a source of revenue in subsequent periods. One customer accounted for 10% of revenues in the third quarter of fiscal 2001. No single customer accounted for greater than 10% of revenues for the third quarter of fiscal 2002.

Our licensing and distribution relationship with Reuters places limitations on our ability to conduct our business

Our predecessor company was acquired by Reuters in 1994. In January 1997, Reuters established us as a separate entity, transferred to us certain assets and liabilities related to our business and granted to us a royalty- free license to intellectual property that is still incorporated into some of our software products. Reuters continues to hold a majority of our stock and has the right to nominate one-third of our directors, and accordingly is able to exert significant influence over our business. We have a significant relationship with Reuters for licensing and distribution. Our relationship with Reuters involves limitations and restrictions on our business, as well as other risks described below.

We license from Reuters the underlying TIB messaging technology that existed as of December 31, 1996, which is incorporated into some of our important TIBCO ActiveEnterprise products. We do not own this technology. Because Reuters has access to the intellectual property used in our products, it could use this intellectual property to compete with us. Reuters is not restricted from using the TIB technology to produce products that compete with our products, and it can grant limited licenses to the TIB technology to others who may compete with us. In addition, we must license to Reuters all of the intellectual property and products we create through December 2011. This will place Reuters in a position to more easily develop products that compete with ours.

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

The market for infrastructure software may not grow as quickly as we anticipate, which would cause our revenues to fall below expectations

The market for infrastructure software is relatively new and evolving. We earn substantially all of our revenue from sales of our infrastructure software, including application integration software, and related services. We expect to earn substantially all of our revenue in the foreseeable future from sales of these products and services. Our future financial performance will depend on growth in the number of organizations demanding software and services for application integration, information delivery and seeking outside vendors to develop, manage and maintain this software for their critical applications. A weakening United States and global economy, which has had a disproportionate impact on information technology spending by businesses, has led to slower sales growth over the past several quarters and may continue to do so in the future. Many of our potential customers have made significant investments in internally developed systems and would incur significant costs in switching to third-party products, which may substantially inhibit the growth of the market for infrastructure software. If the market fails to grow, or grows more slowly than we expect, our sales will be adversely affected.

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

Our stock price may be volatile, which could cause investors to lose all or part of their investments in our stock

The stock market in general, and the stock prices of technology companies in particular, have experienced volatility which has often been unrelated to the operating performance of any particular company or companies. From the beginning of fiscal 2001 to the end of the third quarter of fiscal 2002, for example, our stock price fluctuated between a high of $77.50 and a low of $4.13. If market or industry-based fluctuations continue, our stock price could decline in the future regardless of our actual operating performance and investors could lose all or part of their investments.

The volatile nature of our operations could strain our resources and cause our business to suffer

Our ability to successfully offer products and services and implement our business plan in a rapidly evolving market requires an effective planning and management process. We have increased the scope of our operations both domestically and internationally. We must successfully integrate these new employees into our operations and generate sufficient revenues to justify the costs associated with these employees. If we fail to successfully integrate employees or to generate the revenue necessary to offset employee-related expenses, we could be forced to reduce our headcount, which would cause us to incur significant expenses and would harm our business and operating results. For example, in response to changing market conditions, in fiscal 2001, we recorded a restructuring charge of $21.2 million, including $2.8 million related to a reduction of our headcount by approximately 170 employees. Through the third quarter of fiscal 2002, we recorded additional restructuring charges of $47.6 million related to abandoned facilities and $1.7 million related to a reduction of our headcount by approximately 65 employees. Our growth has placed and will continue to place a significant strain on our management systems, infrastructure and resources. We expect that we will need to continue to improve our financial and managerial controls, reporting systems and procedures. We will also need to continue to train and manage our workforce worldwide. Furthermore, we expect that we will be required to manage an increasing number of relationships with various customers and other third parties. Failure to expand any of the foregoing areas efficiently and effectively could interfere with the growth of our business as a whole.

Pending litigation could harm our business

We, certain of our directors and officers, and certain investment bank underwriters have been named in a putative class action for violation of the federal securities laws in the United States District Court for the Southern District of New York, captioned In re TIBCO Software, Inc. Initial Public Offering Securities Litigation, 01 Civ. 6110 (SAS). This is one of a number of cases challenging underwriting practices in the initial public offerings (“IPOs”) of more than 300 companies. These cases have been coordinated for pretrial proceedings as In re Initial Public Offering Securities Litigation, 21 MC 92 (SAS). Plaintiffs generally allege that certain underwriters engaged in undisclosed and improper underwriting activities, namely the receipt of excessive brokerage commissions and customer agreements regarding post-offering purchases of stock in exchange for allocations of IPO shares. Plaintiffs also allege that various investment bank securities analysts issued false and misleading analyst reports. The complaint against us claims that the purported improper underwriting activities were not disclosed in the registration statements for our IPO and secondary public offering and seeks unspecified damages on behalf of a purported class of persons who purchased our securities or sold put options during the time period from July 13, 1999 to December 6, 2000. We believe that we have meritorious defenses to the claims against us and we intend to defend ourselves vigorously. On March 1, 2002, a stipulation and order were entered pursuant to which we and the individual defendants were dismissed without prejudice from claims relating to our initial public offering. We believe that the remaining claims against us are without merit and we intend to defend against the complaints vigorously. The remaining complaint does not specify the amount of damages that the plaintiffs seek, and as a result, we are unable to estimate the possible range of damages that might be incurred as a result of the lawsuit. We have not accrued any amounts relating to potential damages associated with the lawsuit. The uncertainty associated with a substantial unresolved lawsuit could harm our business, financial condition and reputation. The defense of the lawsuit could result in the diversion of our management’s time and attention away from business operations, which could harm our business. Negative developments with respect to the lawsuit could cause our stock price to decline. In addition, although we are unable to determine the amount, if any, that we may be required to pay in connection with the resolution of the lawsuit by settlement or otherwise, such a payment could seriously harm our financial condition, results of operations and liquidity.

A lawsuit with similar allegations of undisclosed improper underwriting practices, and part of the same coordinated proceedings, is pending against Talarian Corporation (“Talarian”), which we acquired in 2002. That action is captioned, “In re Talarian Corp. Initial Public Offering Securities Litigation, 01 Civ. 7474 (SAS).” The complaint against Talarian, certain of its underwriters, and certain of its former directors and officers claims that the purported improper underwriting activities were not disclosed in the registration statement for Talarian’s IPO and seeks unspecified damages on behalf of a purported class of persons who purchased Talarian securities during the time period from July 20, 2000 to December 6, 2000. We believe that there are meritorious defenses to the claims against Talarian and we intend to defend against those claims vigorously. The defendants have filed motions to dismiss the action.

If we do not retain our key management personnel and attract and retain other highly skilled employees, our business will suffer

If we fail to retain and recruit the necessary personnel, our business and our ability to obtain new customers, develop new products and provide acceptable levels of customer service could suffer. The success of our business is heavily dependent on the leadership of our key management personnel, including Vivek Ranadive, our President and Chief Executive Officer. All our executive officers and key personnel are employees at-will. If any of these people were to leave our company it would be difficult to replace them and our business would be harmed.

Our success also depends on our ability to recruit, retain and motivate highly skilled sales, marketing and engineering personnel. Competition for these people in the software and Internet industries is intense, and we may not be able to successfully recruit, train or retain qualified personnel. In addition, we have experienced turnover in our marketing and sales management. We are in the process of looking for replacements for marketing and sales managers that have left our company, but there can be no assurance that we will be successful in our recruiting and training efforts.

Our products may infringe the intellectual property rights of others, which may cause us to incur unexpected costs or prevent us from selling our products

We cannot be certain that our products do not infringe issued patents or other intellectual property rights of others. Because patent applications in the United States are not publicly disclosed until the patent is issued, applications relating to our software products may have been filed without our knowledge. We may be subject to legal proceedings and claims from time to time, including claims of alleged infringement of the patents, trademarks and other intellectual property rights of third parties by us or our licensees in connection with their use of our products. Intellectual property litigation is expensive and time-consuming, and could divert our management’s attention away from running our business. If we were to discover that our products violated the intellectual property rights of others, we would have to obtain licenses from these parties in order to continue marketing our products without substantial reengineering. We might not be able to obtain the necessary licenses on acceptable terms or at all, and if we could not obtain such licenses, we might not be able to reengineer our products successfully or in a timely fashion. If we fail to address any infringement issues successfully, we will be forced to incur significant costs and could be prevented from selling our products.

Our intellectual property or proprietary rights could be misappropriated, which could force us to become involved in expensive and time-consuming litigation

We regard our copyrights, service marks, trademarks, trade secrets, licensed patents and similar intellectual property as critical to our success. Any misappropriation of our proprietary information by third parties could harm our business, financial condition, and operating results. If our proprietary information were misappropriated, we might have to engage in litigation to protect it. We might not succeed in protecting our proprietary information by initiating intellectual property litigation, and in any invent such litigation is expensive and time-consuming, and could divert our management’s attention away from running our business.

We must overcome significant competition in order to succeed

The market for our products and services is extremely competitive and subject to rapid change. We compete with various providers of enterprise application integration solutions, including webMethods and SeeBeyond. We also compete with various providers of webservices such as Microsoft, BEA and IBM. We believe that of these companies, IBM has the potential to offer the most complete set of products for enterprise application integration. We also face competition for certain aspects of our product and service offerings from major systems integrators. We expect additional competition from other established and emerging companies.

Many of our current and potential competitors have longer operating histories, significantly greater financial, technical, product development and marketing resources, greater name recognition and larger customer bases than we do. Our present or future competitors may be able to develop products comparable or superior to those we offer, adapt more quickly than we do to new technologies, evolving industry trends or customer requirements, or devote greater resources to the development, promotion and sale of their products than we do. Accordingly, we may not be able to compete effectively in our markets or competition may intensify and harm our business and operating results. If we are not successful in developing enhancements to existing products and new products in a timely manner, achieving customer acceptance or generating higher average selling prices, our gross margins may decline, and our business and operating results may suffer.

Market acceptance of new platforms and webservice standards may require us to undergo the expense of developing and maintaining compatible product lines.

Our software products can be licensed for use with a variety of platforms. There may be future or existing platforms that achieve popularity in the marketplace which may or may not be architecturally compatible with our software products. In addition, the effort and expense of developing, testing and maintaining software products will increase as more platforms achieve market acceptance within our target markets. Moreover, future or existing user interfaces that achieve popularity within the enterprise application integration marketplace may or may not be compatible with our current software products. If we are unable to achieve market acceptance of our software product or adapt to new platforms, our sales and revenues may be adversely affected.

Developing and maintaining different software products could place a significant strain on our resources and software product release schedules which could adversely affect revenue and results of operations. If we are not able to develop software for accepted platforms or fail to adopt webservice standards, our license and service revenues could be adversely affected. In addition, if the platforms we have developed software for are not accepted, our license and service revenues could be adversely affected.

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

At August 31, 2002 we had an investment portfolio of fixed income securities totaling $511.3 million, excluding those classified as cash and cash equivalents and restricted funds. Our investments consist primarily of bank and finance notes, various government obligations and asset-backed securities. These securities are classified as available-for-sale and are recorded on the balance sheet at fair market value with unrealized gains or losses reported as a separate component of stockholders’ equity. Unrealized losses are charged against income when a decline in fair market value is determined to be other than temporary. The specific identification method is used to determine the cost of securities sold.

The investment portfolio is subject to interest rate risk and its value will fall in the event market interest rates increase. If market interest rates were to increase immediately and uniformly by 100 basis points (approximately 47% of current rates in the portfolio) from levels as of August 31, 2002, the fair market value of the portfolio would decline by approximately $3.43 million or 0.7%.

We develop products in the United States and sell them in North America, South America, Asia, the Middle East and Europe. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. A majority of our sales are currently made in U.S. dollars; however, a strengthening of the dollar could make our products less competitive in foreign markets. We enter into foreign currency forward exchange contracts (“forward contracts”) to manage exposure related to accounts receivable denominated in foreign currencies. We do not enter into derivative financial instruments for trading purposes.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We, certain investment bank underwriters, and certain of our directors and officers have been named in a putative class action for violation of the federal securities laws in the United States District Court for the Southern District of New York, captioned “In re TIBCO Software, Inc. Initial Public Offering Securities Litigation, 01 Civ. 6110 (SAS).” This is one of a number of cases challenging underwriting practices in the initial public offerings (“IPOs”) of more than 300 companies. These cases have been coordinated for pretrial proceedings as “In re Initial Public Offering Securities Litigation, 21 MC 92 (SAS).” Plaintiffs generally allege that certain underwriters engaged in undisclosed and improper underwriting activities, namely the receipt of excessive brokerage commissions and customer agreements regarding post-offering purchases of stock in exchange for allocations of IPO shares. Plaintiffs also allege that various investment bank securities analysts issued false and misleading analyst reports. The complaint against us claims that the purported improper underwriting activities were not disclosed in the registration statements for our IPO and secondary public offering and seeks unspecified damages on behalf of a purported class of persons who purchased our securities or sold put options during the time period from July 13, 1999 to December 6, 2000. We believe that we have meritorious defenses to the claims against us and we intend to defend ourselves vigorously.

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

ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSION OF A MATTER TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits:

Exhibit 99.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002

Exhibit 99.2	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002

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
Ginger M. Kelly Corporate Controller and Chief Accounting Officer

Date: October 11, 2002

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO SECTION 302
OF THE SARBANES-OXLEY ACT OF 2002

I, Vivek Y. Ranadive, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of TIBCO Software Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    October 11, 2002

/s/ Vivek Y. Ranadive
Vivek Y. Ranadive President and Chief Executive Officer Name

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO SECTION 302
OF THE SARBANES-OXLEY ACT OF 2002

I, Christopher G. O’Meara, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of TIBCO Software Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    October 11, 2002

/s/ Christopher G. O’Meara
Christopher G. O’Meara Executive Vice President, Finance and Chief Financial Officer