Form 10-K
period 2002-11-30
TIBCO SOFTWARE INC
filed 2003-02-05
CIK 1085280

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                          to

Commission File Number: 000-26579

TIBCO SOFTWARE INC.
(Exact name of registrant as specified in its charter)

Delaware	77-0449727
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

3303 Hillview Avenue, Palo Alto, CA 94304
(Address of principal executive offices) (Zip Code)

(650) 846-1000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value per share
(Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 under the Act).    Yes  ☒    No  ☐

As of January 27, 2003, there were 210,335,637 shares of the Registrant’s Common Stock outstanding, and the aggregate market value of such shares held by non-affiliates of the Registrant (based upon the closing sale price of such shares on The Nasdaq National Market on January 27, 2003) was approximately $518,954,766 Shares of common stock held by each executive officer and director and by each entity that owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

DOCUMENTS INCORPORATED BY REFERENCE

Certain sections of the Registrant’s definitive Proxy Statement for the 2003 Annual Meeting of Stockholders to be held on April 15, 2003 are incorporated by reference in Part III of this Form 10-K to the extent stated herein.

TIBCO SOFTWARE INC. FORM 10-K
For the Fiscal Year Ended November 30, 2002

PART I

ITEM 1.	BUSINESS

Overview

We are a leading enabler of real-time business. Our business integration solutions, business optimization solutions and services give businesses the ability to connect and coordinate their applications, employees, partners and customers, and then better monitor, analyze, understand, and modify the business activities that span those systems and people so they can better respond to problems and opportunities. Our products do this by enabling computer systems to interact with each other in real-time, automating processes that span those systems, and by giving people the ability to monitor and interact with information and processes.

Our products can make corporate assets such as applications and databases more effective and valuable by tying them together with a common framework and coordinating the interactions between them. Our products can lower IT costs by enabling companies to more quickly and easily create, manage and modify interactions. Our products can make companies more efficient by automating routine processes to allow their employees to focus their efforts on managing exceptional problems and opportunities. Our products can give managers and executives the information they need to identify and understand both the strengths and weaknesses of their business and external factors that shape their business, along with the ability to quickly reallocate their assets or adapt their operations to fix the problem or capitalize on the opportunity.

Our products are currently licensed by approximately 1,900 companies worldwide in diverse industries such as telecommunications, retail, healthcare, manufacturing, energy, transportation, logistics, financial services, government and insurance. We sell our products through a direct sales force and through alliances with leading software vendors and systems integrators.

Our objective is to establish TIBCO as the leading provider of business integration and optimization software. The core elements of our strategy include promoting the widespread adoption of our technology, pursuing a license driven business strategy, leveraging our vertical market expertise, capitalizing on a significant partnership with Reuters, our major stockholder, in the financial services industry, expanding our international presence and continuing to enhance our technology and products.

TIBCO™ Products

We sell a wide range of products that address different elements of business integration and optimization. All of our products can be sold individually to solve specific technical challenges, but the emphasis of our product development and sales efforts is to create products that interoperate seamlessly and then sell them together as a complete solution that solves business problems.

In fiscal year 2002 we released two important new products: (i) TIBCO BusinessWorks and (ii) TIBCO BusinessFactor, and made significant improvements to our messaging offering, adding two new messaging products.

TIBCO BusinessWorks is an all-inclusive business integration product that provides the core functionality required for business integration in a single product that has been optimized for ease-of-use, rapid-deployment and extreme scalability. TIBCO BusinessWorks leverages leading technologies and standards such as XML, Web Services and J2EE and provides a single graphical environment for designing, deploying and managing connections between applications and partners and automated business processes. TIBCO BusinessWorks is interoperable with our other products.

TIBCO BusinessFactor is a Business Activity Monitoring solution that enables the timely and contextual monitoring and analysis of business-level activities and performance indicators. TIBCO BusinessFactor provides a visual and interactive interface that makes it easy to analyze operations and activities in context of business objectives, past performance and current conditions so managers and executives can more quickly identify and address risks and opportunities. TIBCO BusinessFactor is a key new element of our solution for business optimization.

In fiscal 2002 we also continued to develop and enhance our existing products, which are marketed and sold as part of our three product families: TIBCO ActiveEnterprise™ for Enterprise Application Integration (EAI) and Business Process Management (BPM); TIBCO ActiveExchange™ for Business-to-Business (B2B) integration; and TIBCO ActivePortal™ for web-based user integration. TIBCO Rendezvous™ continues to be an important part of our offering. We have increased customer flexibility through new messaging products such as TIBCO Enterprise™ for JMS (Java Message Service), a product based on the Java 2 Platform, Enterprise Edition (J2EE) specification for JMS-based messaging, and TIBCO SmartSockets™ , a provider-based messaging solution that delivers exceptional performance and scalability.

TIBCO ActiveEnterprise—The products of TIBCO ActiveEnterprise make it easier for businesses to create connections between their various internal systems and to coordinate the transactions and processes that span those systems. TIBCO ActiveEnterprise enables interactions between such diverse applications as CRM (Customer Relationship Management), ERP (Enterprise Resource Planning) and e-business applications, databases, data warehouses and mainframes, and even homegrown applications and information sources. TIBCO ActiveEnterprise enables communications between systems using standards-based technologies such as XML (eXtensible Markup Language), JMS (Java Message Service) and Web Services. TIBCO ActiveEnterprise also provides high-performance messaging software that customers can turn to when they need more speed, reliability or scalability as a supplement to standards-based or other more limited communications options. TIBCO ActiveEnterprise makes businesses more efficient by automating routine processes and managing the complex workflow of human tasks, and helps keep companies running at peak efficiency by providing interfaces that let people monitor and analyze systems and processes throughout the business.

TIBCO ActiveExchange—The products of TIBCO ActiveExchange make it easier for businesses to create connections with other businesses and to coordinate transactions and processes that involve those organizations. TIBCO ActiveExchange enables the secure exchange of messages, information and documents with companies of all sizes over the Internet. TIBCO ActiveExchange increases the efficiency of processes between companies (such as placing a purchase order, returning excess inventory or updating a catalog entry) by automating routine processes and managing the workflow of human tasks and exceptions to processes. To ensure the security of all interactions, TIBCO ActiveExchange provides authentication, authorization and encryption functionality and supports leading security standards and technologies.

TIBCO ActivePortal—The products of TIBCO ActivePortal let companies aggregate, personalize and deliver information and interfaces from within their business to specific people both inside and outside their organization. TIBCO ActivePortal brings together content and services from a wide range of sources, manages the access rights and profiles of users, and makes the right information and interfaces available to the right user at the right time. TIBCO ActivePortal gives businesses complete control over the user experience so they can customize messages and information for selected groups and even specific users. TIBCO ActivePortal delivers information, interfaces and alerts through the Web and wired devices, as well as through wireless devices such as pagers, mobile phones and personal digital assistants (PDAs).

Services

Professional Services

Our professional services offerings include a wide range of consulting services such as systems planning and design, custom development and systems integration for the rapid deployment of TIBCO products. We offer our professional services with the initial deployment of our products as well as on an ongoing basis to address the continuing needs of our customers. Our professional services staff is located throughout North America, Europe and the Pacific Rim, enabling us to perform installations and respond to customer demands rapidly across our global customer base. Many of our professional services employees have advanced degrees, substantial TIBCO experience and industry expertise in systems architecture and design and also have domain expertise in manufacturing, telecommunications, energy, logistics, healthcare, financial services and other industries.

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

Maintenance and Support

We offer a suite of software support and maintenance options that are designed to meet the needs of our diverse customer base. These support options include twenty-four hour coverage that is available seven days a week, 365 days a year, to meet the needs of our global customers. To accomplish this level of support we have established a worldwide support organization with major support centers in Palo Alto, California, London, England and Sydney, Australia. These centers, working in conjunction with several smaller support offices located throughout the United States, Japan and India, provide seamless support using a “follow-the-sun” support model. In addition to support teams around the globe we have introduced a Customer Support Website that provides our customers with the ability to submit service requests, receive confirmation that a service request has been opened and to obtain current status on these requests. Additionally, the Customer Support Website provides access to our support procedures, escalation numbers and late breaking news (LBN). LBN is used to provide updates and new information about our products.

Training

We provide a comprehensive and global training program for customers and partners. Training is available at our main office in Palo Alto and at major training centers in Cambridge, Massachusetts; Houston, Texas; Munich, Germany; and Tokyo, Japan. We also deliver training on-site at customer locations. We provide specialized training for our professional services partners to enhance their effectiveness in integrating our products. Our Educational Services group has the capability to develop solutions to address the specific needs of individual customers and partners. Our curriculum leads to an industry recognized technical certification in high visibility TIBCO technologies.

Sales and Marketing

Sales

We currently market our software and services primarily through a direct sales organization complemented by indirect sales channels. Our direct sales force is located in nineteen U.S. cities and in twenty-one locations internationally across North America, Europe and the Pacific Rim. We have established distribution and licensing relationships with several strategic hardware vendors, database providers, software and toolset developers and systems integrators. We have also developed alliances with key solution providers to target vertical industry sectors, including energy, telecommunications and manufacturing.

Under the terms of our license agreement with Reuters Group PLC, a global news and information group, we generally may not sell certain of our products or services directly into the financial services market without prior approval from Reuters. Accordingly, we generally sell our products to companies in the financial services industry through third-party distributors and systems integrators. Reuters is a distributor of our products in that market. The distribution relationship with Reuters accounted for 9%, 8% and 8% of our total revenue in each of fiscal 2002, 2001 and 2000, respectively. To the extent that we sell our products into the financial services market other than through Reuters, we must generally pay a fee to Reuters.

Marketing

We use a mix of market research, analyst updates, seminars, direct mail, print advertising, trade shows, speaking engagements, public relations, customer newsletters and web marketing in order to achieve our marketing goals. Our marketing department also produces collateral material for distribution to potential customers including presentation materials, white papers, brochures and fact sheets. We also host annual user conferences for our customers and provide support to our channel partners with a variety of programs, training and product marketing support materials.

Product Development

Reuters has granted us a perpetual, royalty-free license to The Information Bus™ (TIB™) messaging technology included in some of our products as it existed on December 31, 1996. We have concentrated our product development efforts since then on enhancing this licensed technology and on developing new products. We expect that most of our enhancements to existing products and new products will be developed internally. However, we will evaluate on an ongoing basis the acquisition of externally developed technologies for integration into our product lines.

We expect that a majority of our research and development activities will focus on enhancing and extending our TIBCO products. Historically, our product development efforts were focused on creating our core product solutions. In fiscal 2002, our development focus shifted to create products that interoperate seamlessly.

We expect that we will continue to commit significant resources to product development in the future. To date, all product development costs have been expensed as incurred.

Competition

The market for our products and services is extremely competitive, continually evolving and subject to rapid change. While we offer a comprehensive suite of application integration solutions, we compete with various providers of application integration products including BEA, IBM, Mercator, Microsoft, SeeBeyond, Vitria and webMethods. We believe that none of these companies has as comprehensive a suite of products as ours, but of these companies, IBM has the potential to offer the most complete set of products for enterprise application integration. We expect additional competition from other established and emerging companies. In addition, we may face pricing pressures from our current competitors and new market entrants in the future. We believe that the competitive factors affecting the market for our products and services include product functionality and features, quality of professional services offerings, performance and price, ease of product implementation, quality of customer support services, customer training and documentation, and vendor and product reputation. The relative importance of each of these factors depends upon the specific customer environment. Although we believe that our products and services currently compete favorably with respect to such factors, we may not be able to maintain our competitive position against current and potential competitors.

Some of our current competitors have, and some of our potential customers may have, longer operating histories, significantly greater financial, technical, product development and marketing resources, greater name recognition and larger customer bases than we do. Our present or future competitors may be able to develop products comparable or superior to those we offer, adapt more quickly than we do to new technologies, evolving industry trends or customer requirements, or devote greater resources to the development, promotion and sale of their products than we do. Accordingly, we may not be able to compete effectively in our markets, or competition may intensify and harm our business and operating results. If we are not successful in developing new products and enhancements to our existing products or achieving customer acceptance, our gross margins may decline, and our business and operating results may suffer.

Our license agreement with Reuters does not prohibit Reuters from providing enterprise infrastructure software products and services in competition with us. Under the terms of our license agreement with Reuters, we generally may not sell our products directly into the financial services market without prior approval from Reuters. Reuters currently sells our products to financial services companies and creates products based on the TIB technology specifically for financial service companies. In addition, pursuant to the license agreement, Reuters has access to the source code for our products. Although Reuters currently does not create TIB-based products designed for general use in all markets, if Reuters were to decide to begin providing information integration products and services in our markets, we would face additional competition for customers in these markets.

Proprietary Technology

Our success is dependent upon our proprietary software technology. We license the patents relating to some of the technology underlying some of our software, including TIBCO Rendezvous, from Reuters. Consequently, we can assert infringement of these patents only through Reuters or with the consent of Reuters. We have several pending patent applications and three issued patents, although we rely principally on trade secret, copyright and trademark laws, and nondisclosure and other contractual agreements to protect our technology. We also believe that factors such as the technological and creative skills of our personnel, product enhancements and new product developments are essential to establishing and maintaining a technology leadership position. We enter into confidentiality and/or license agreements with our employees, distributors and customers, and limit access to and distribution of our software, documentation and other proprietary information. Nevertheless, the steps we have taken may fail to prevent misappropriation of our technology, and the protections we have may not prevent our competitors from developing products with functionality or features similar to our products.

Furthermore, third parties might independently develop competing technologies that are substantially equivalent or superior to our technologies. In addition, effective copyright and trade secret protection may be unavailable or limited in certain foreign countries where we operate. If we fail to protect our proprietary technology, our business could be seriously harmed.

Although we do not believe our products infringe the proprietary rights of any third parties, third parties may nevertheless assert infringement claims against our customers or us in the future. Furthermore, we may initiate claims or litigation against third parties for infringement of our proprietary rights or to establish the validity of our proprietary rights. Litigation, whether resolved in our favor or not, would cause us to incur substantial costs and divert our management resources from productive tasks, which would harm our business. Parties making claims against us could secure substantial damages, as well as injunctive or other equitable relief, which could effectively block our ability to license our products in the United States or abroad. Such a judgment could seriously harm our business. If it appears necessary or desirable, we may seek licenses to intellectual property if we believe that our technology potentially infringes on such intellectual property. We may not, however, be able to obtain such licenses on commercially reasonable terms or at all, and the terms of any offered licenses might not be acceptable to us. The failure to obtain necessary licenses or other rights could seriously harm our business. As the number of software products in our industry increases and the functionality of those products further overlaps, we believe that software developers may become increasingly subject to infringement claims.

Employees

As of November 30, 2002, we employed 1,030 persons, including 327 in sales and marketing, 289 in research and development, 145 in finance and administration and 269 in professional services and technical support. Of our 1,030 employees, 171 were located in Europe and 71 in the Pacific Rim and the balance in

North America. Our success is highly dependent on our ability to attract and retain qualified employees. Competition for employees is intense in the software industry. To date, we believe we have been successful in our efforts to recruit qualified employees, but there is no assurance that we will continue to be as successful in the future. None of our employees are subject to collective bargaining agreements. We believe that our relationship with our employees is good.

Available Information

Our principal Internet address is www.tibco.com. We make available free of charge on www.tibco.com our annual, quarterly and current reports, and amendments to those reports, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

ITEM 2.	PROPERTIES

Our principal administrative, sales, marketing, service and research and development facilities are located in a four building campus totaling approximately 292,000 square feet in Palo Alto, California. We hold these buildings pursuant to a lease that expires April 25, 2014. In addition, we lease field support offices in 41 cities throughout the world. The field offices range from small executive offices to a 19,448 square foot facility. Lease terms range from month-to-month on certain executive offices to nine years on certain direct leases. Because our professional services are generally performed at the client site, field facilities are generally small. Field facilities are generally used for periodic meetings, training, and administration and by account managers. Our principal field facilities are in Atlanta, Georgia; Beijing, China; Shanghai, China; Bethesda, Maryland; Brussels, Belgium; Calgary, Canada; Cambridge, Massachusetts; Chapel Hill, North Carolina; Chicago, Illinois; Cincinnati, Ohio; Columbus, Ohio; Dallas, Texas; Denver, Colorado; Detroit, Michigan; Houston, Texas; Irvine, California; Kansas City, Kansas; Lisbon, Portugal; London, England; Madrid, Spain; Melbourne, Australia; Miami, Florida; Milan, Italy; Minneapolis, Minnesota; Munich, Germany; New York, New York; Oslo, Norway; Paris, France; Philadelphia, Pennsylvania; Pittsburgh, Pennsylvania; Rome, Italy; Rotterdam, Netherlands; San Diego, California; Seattle, Washington; Singapore; Seoul, Korea; Stockholm, Sweden; Sydney, Australia; Taipei, Taiwan; Tokyo, Japan; Toronto, Canada and Woy Woy, Australia. We are continually evaluating the adequacy of existing facilities and additional facilities in new cities and we believe that suitable additional space will be available in the future on commercially reasonable terms as needed.

ITEM 3.	LEGAL PROCEEDINGS

We, certain investment bank underwriters and certain of our directors and officers have been named in a putative class action for violation of the federal securities laws in the United States District Court for the Southern District of New York, captioned, “In re TIBCO Software, Inc. Initial Public Offering Securities Litigation, 01 Civ. 6110 (SAS).” This is one of many of cases challenging underwriting practices in the initial public offerings (“IPOs”) of more than 300 companies. These cases have been coordinated for pretrial proceedings as “In re Initial Public Offering Securities Litigation, 21 MC 92 (SAS).” Plaintiffs generally allege that certain underwriters engaged in undisclosed and improper underwriting activities, namely the receipt of excessive brokerage commissions and customer agreements regarding post-offering purchases of stock in exchange for allocations of IPO shares. Plaintiffs also allege that various investment bank securities analysts issued false and misleading analyst reports. The complaint against us claims that the purported improper underwriting activities were not disclosed in the registration statements for our IPO and secondary public offering and seeks unspecified damages on behalf of a purported class of persons who purchased our securities or sold put options during the time period from July 13, 1999 to December 6, 2000. We believe that we have meritorious defenses to the claims against us and we intend to defend against the complaints vigorously. We have filed motions to dismiss the action.

A lawsuit with similar allegations of undisclosed improper underwriting practices, and part of the same coordinated proceedings, is pending against Talarian, which we acquired in April 2002. That action is captioned,

“In re Talarian Corp. Initial Public Offering Securities Litigation, 01 Civ. 7474 (SAS).” The complaint against Talarian, certain of its underwriters, and certain of its former directors and officers claims that the purported improper underwriting activities were not disclosed in the registration statement for Talarian’s IPO and seeks unspecified damages on behalf of a purported class of persons who purchased Talarian securities during the time period from July 20, 2000 to December 6, 2000. We believe that there are meritorious defenses to the claims against Talarian and intend to defend against those claims vigorously. We have filed motions to dismiss the action.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2002.

PART II

ITEM 5.	MARKET FOR OUR COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Our common stock has been quoted on The Nasdaq National Market under the symbol TIBX since July 1999. The following table presents, for the periods indicated, the high and low sale prices per share of our common stock during the quarters indicated, as reported on The Nasdaq National Market.

Fiscal 2001	High	Low
First Quarter (from December 1, 2000 to March 2, 2001)	$77.50	$9.50
Second Quarter (from March 3, 2001 to June 1, 2001)	$16.25	$6.44
Third Quarter (from June 2, 2001 to August 31, 2001)	$16.80	$6.76
Fourth Quarter (from September 1, 2001 to November 30, 2001)	$13.40	$5.07

Fiscal 2002	High	Low
First Quarter (from December 1, 2001 to March 1, 2002)	$16.90	$9.77
Second Quarter (from March 2, 2002 to May 31, 2002)	$15.05	$5.70
Third Quarter (from June 1, 2002 to August 30, 2002)	$6.62	$4.13
Fourth Quarter (from August 31, 2002 to November 30, 2002)	$7.40	$3.28

We had 674 stockholders of record as of November 30, 2002.

We have never declared or paid any cash dividends on our common stock, and we do not anticipate paying any cash dividends in the foreseeable future.

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders(1)	43,458,856	$7.55	15,449,264	(3)
Equity compensation plans not approved by security holders(2)	1,556	$17.35	—

Total	43,460,412	$7.55	15,449,264	(3)

(1)
Includes our 1996 Stock Option Plan, which provides for an annual increase in the number of shares available for issuance thereunder, on the first day of each fiscal year, equal to the least of (i) 60,000,000 Shares, (ii) 5% of our outstanding shares of common stock on such date, or (iii) an amount determined by our board of directors.

(2)
Consists of individual options granted by Talarian Corporation (“Talarian”) to seven of its employees from November 1999 through March 2000. We assumed these options in connection with our acquisition of Talarian in April 2002. Each option has a per share exercise price equal to the fair market value of a share of Talarian’s common stock on the date of grant (as determined by Talarian’s board of directors) and a term of ten years, and vests, contingent upon the continued employment of the optionee, as to 12.5% of the underlying shares six months after the date of grant and as to an additional 2.0833% of the underlying shares each month thereafter.

(3)
Includes 15,342,193 shares available for future issuance under our equity compensation plans and 107,071 shares available for future issuance under equity compensation plans we assumed in connection with our acquisitions of Extensibility Inc. (“Extensibility”) and Talarian. We do not presently intend to grant any further options or other equity awards under these assumed plans.

ITEM 6.	SELECTED FINANCIAL DATA

The selected consolidated financial data below have been derived from our audited financial statements. You should read the following table in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and notes thereto included elsewhere in this annual report on Form 10-K. The historical results presented below are not indicative of any future results.

	Year Ended November 30,
	2002	2001	2000	1999	1998
	(in thousands, except per share amounts)
Statement of Operations:
Revenue:
License revenue	$159,114	$216,757	$181,601	$56,916	$17,495
Service and maintenance revenue	111,851	102,494	70,196	37,803	34,714
Reimbursable expenses	2,428	2,840	2,292	1,721	548

Total revenue	273,393	322,091	254,089	96,440	52,757
Cost of revenue:
Stock-based compensation(1)	527	977	3,025	1,113	490
Other cost of revenue	60,962	66,669	63,785	36,612	27,682

Gross profit	211,904	254,445	187,279	58,715	24,585

Operating expenses:
Research and development:
Stock-based compensation(1)	1,318	12,109	18,525	2,707	971
Other research and development	71,026	78,878	57,861	27,478	14,787
Sales and marketing:
Stock-based compensation(1)	1,286	10,128	33,637	4,281	2,304
Other sales and marketing	126,467	136,818	92,228	33,130	15,242
General and administrative:
Stock-based compensation(1)	919	3,751	1,729	1,151	1,299
Other general and administrative	21,406	22,799	18,489	8,229	4,025
Acquired in-process research and development(2)	2,400	—	2,260	2,800	—
Amortization of goodwill and acquired intangibles(2)	24,428	23,516	10,479	521	—
Restructuring charges(3)	49,336	21,197	—	—	—

Total operating expenses	298,586	309,196	235,208	80,297	38,628

Loss from operations	(86,682)	(54,751)	(47,929)	(21,582)	(14,043)
Interest income and other, net	16,264	31,040	24,866	2,101	1,092

Loss before income taxes	(70,418)	(23,711)	(23,063)	(19,481)	(12,951)
Provision for (benefit from) income taxes(4)	24,162	(10,469)	1,888	—	—

Net loss	$(94,580)	$(13,242)	$(24,951)	$(19,481)	$(12,951)

Net loss per share:
Basic and diluted	$(0.46)	$(0.07)	$(0.14)	$(0.19)	$(0.22)

Weighted average common shares outstanding(5)	205,821	195,001	184,177	104,112	60,033

	November 30,
	2002	2001	2000	1999	1998
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents, Short-term investments and Deposits held by Reuters(6)	$637,853	$677,340	$582,900	$89,807	$15,970
Working capital	563,732	638,803	596,303	95,603	18,301
Total assets	894,588	892,127	829,215	79,638	36,289
Stockholders’ equity	744,727	771,279	729,535	137,918	21,704

(1)	See Notes 2 and 9 of Notes to Consolidated Financial Statements for an explanation of stock-based compensation.
(2)	See Notes 2 and 11 of Notes to Consolidated Financial Statements for an explanation of acquired in-process research and development and amortization of goodwill and acquired intangibles.
(3)	See Note 5 of Notes to Consolidated Financial Statements for an explanation of restructuring charges.
(4)	See Note 7 of Notes to Consolidated Financial Statements for an explanation of significant components of the benefit (provision) for income taxes.
(5)	See Note 2 of Notes to Consolidated Financial Statements for an explanation of shares used to compute net loss per share.
(6)	There were no Deposits held by Reuters as of the fiscal years ended November 30, 2002, 2001, 2000 and 1999, respectively.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions identify such forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements. Factors that could cause actual results to differ materially include those set forth in the following discussion, and, in particular, the risks discussed below under the subheading “Factors that May Affect Operating Results” and in other documents we file with the Securities and Exchange Commission. Unless required by law we undertake no obligation to update publicly any forward-looking statements.

We are a leading enabler of real-time business. We are the successor to a portion of the business of Teknekron Software Systems, Inc. Teknekron developed software, known as the TIB technology, for the integration and delivery of market data, such as stock quotes, news and other financial information, in trading rooms of large banks and financial services institutions. In 1992, Teknekron expanded its development efforts to include solutions designed to enable complex and disparate manufacturing equipment and software applications—primarily in the semiconductor fabrication market—to communicate within the factory environment. Teknekron was acquired by Reuters Group PLC, the global news and information group, in 1994. Following the acquisition, continued development of the TIB technology was undertaken to expand its use in the financial services markets.

In January 1997, our company, TIBCO Software Inc., was established as an entity separate from Teknekron. We were formed to create and market software solutions for use in the integration of business information, processes and applications in diverse markets and industries outside the financial services sector. In connection with our establishment as a separate entity, Reuters transferred to us certain assets and liabilities related to our business and granted to us a royalty-free license to the intellectual property from which some of our messaging software products originated. Reuters also assigned to us at that time license and service contracts primarily within the high-tech manufacturing and energy markets, including contracts with NEC, Motorola, Mobil and Chevron.

During fiscal 2000, we continued to focus on strengthening our position in our significant vertical markets and our relationships with major system integrators such as KPMG, Cap Gemini/ Ernst & Young and Deloitte & Touche. We also introduced our TIBCO ActiveExchange product suite, which is used to more dynamically and collaboratively automate interactions among businesses. In addition, we added more than 300 new customers during fiscal 2000, including such industry leaders as Agilent, El Paso Energy, Schering Plough and The Limited.

During fiscal 2001, we released 66 new products including TIBCO ActiveExchange, the business-to-business solution that expanded our support for XML standards and Electronic Data Integration (EDI), and consolidated our leadership position in supporting Rosettanet standards. In addition, we announced an initiative to make business integration more widely accessible with the anticipated release of TIBCO BusinessWorks, a comprehensive, packaged, easy-to-use platform that gives companies the ability to rapidly solve integration challenges. TIBCO BusinessWorks is also one of the first solution to enable comprehensive, cross-platform Web Services for new and legacy systems, including internal application and business process integration, as well as real-time monitoring and management.

During fiscal 2002, we released two new products: (i) TIBCO BusinessWorks; and (ii) TIBCO BusinessFactor, and made significant improvements to our messaging offering adding two new messaging products. We also continued to develop and enhance our existing products, which are marketed and sold as part of our three product families: TIBCO ActiveEnterprise for EAI and BPM; TIBCO ActiveExchange for B2B integration; and TIBCO ActivePortal for web-based user integration.

Our products are currently licensed by approximately 1,900 companies worldwide in diverse industries such as telecommunications, retail, healthcare, manufacturing, energy, transportation, logistics, financial services, government and insurance. We sell our products through a direct sales force and through alliances with leading software vendors and systems integrators.

Our revenue in fiscal 2002, 2001 and 2000 consisted primarily of license and maintenance fees from our customers and distributors, including fees from Reuters pursuant to our license agreement, both of which were primarily attributable to sales of our TIBCO ActiveEnterprise product suite. In addition, we receive fees from our customers for providing project integration services. We also receive revenue from our strategic relationships with business partners who embed our products in their hardware and networking systems as well as from systems integrators who resell our products.

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

Reuters is a distributor of our products to customers in the financial services segment. Reuters owns approximately 49.8% of our outstanding capital stock and nominated two members on our Board of Directors. We have a license, maintenance and distribution agreement with Reuters pursuant to which Reuters pays a minimum guaranteed distribution fee to us in the amount of $20 million per year through December 2003. For the calendar years ended December 31, 2002, 2001 and 2000, Reuters guaranteed minimum distribution fees were $20.0 million, $20.0 million and $18.0 million, respectively. These fees are recognized ratably over the corresponding period as related party revenue. If actual distribution fees due from Reuters exceed the cumulative minimum year-to-date guarantee, incremental fees are due. Such incremental fees are recognized in the period when the year-to-date fees exceed the cumulative minimum level. Royalty payments to Reuters for resale of Reuters products and services or fees associated with sales to the financial services segment are classified as related party cost of revenue. In addition, our agreement with Reuters also requires us to provide Reuters with internal maintenance and support until December 31, 2011 for a fee of $2.0 million per year plus an annual CPI-based increase, subject to Reuters’ annual renewal option. This amount is recognized ratably over the corresponding period as related party service and maintenance revenue. Reuters’ obligation to pay us minimum guaranteed product fees expires at the end of 2003. The potential effects of this expiration on our revenues from the financial services market are unclear, and we may desire to renegotiate the terms of our licensing and distribution relationship with Reuters. Any new agreement with Reuters would be the result of negotiations between Reuters and us, and, because of Reuters’ relationship with us and its influence over our business, would be approved by a majority of our Board of Directors, including a majority of our independent and disinterested directors.

Under our agreement with Reuters, through May 28, 2004, we are restricted, unless we receive approval from Reuters, from selling our products and providing consulting services directly to companies in the financial services market. We are also restricted from selling the TIB technology we license from Reuters directly to companies in the financial services market or major competitors of Reuters, or from using the TIB technology to develop products specifically for use by these companies. Accordingly, through May 28, 2004, we must rely on Reuters and, to a lesser extent, other third-party resellers and distributors to sell our products to these companies. Further, Reuters is required to pay us product fees based on a percentage of its revenue from sales of our products in the financial services market, excluding products that are embedded in any Reuters products. These product fees may be materially less than the product fees we could obtain from other distributors or resellers in the financial services market. In addition, when we sell our products into the financial services market other than through Reuters, we are required to pay fees to Reuters, which we record as related party cost of revenue.

Our revenue is derived from a diverse customer base and no single customer represented greater than 10% of total revenue during fiscal 2002, 2001 and 2000, respectively. One customer had a balance in excess of 10% of net accounts receivable at November 30, 2002. There were no customers with a balance in excess of 10% of net accounts receivable at November 30, 2001. We establish allowances for doubtful accounts based on our evaluation of collectibility and an allowance for returns and discounts based on specifically identified credits and historical experience.

Since the first quarter of fiscal 2001, adverse general economic conditions and conditions in the enterprise software industry have impacted the ability of our customers to purchase our products and services as uncertainty in their businesses had increased. These conditions have caused our sales cycle to lengthen, customer budgets for research and development to decrease and customer purchases to be delayed or decreased. We expect these conditions in the general economy and in our industry to continue to adversely impact our customers’ ability to purchase our products and services in the near future, but we are unable to predict with certainty how long these trends will persist.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of our financial statements. Actual results may differ from these estimates under different assumptions or conditions.

Our significant accounting policies are described in Note 2 to the annual consolidated financial statements as of and for the year ended November 30, 2002. We believe our most critical accounting policies include the following:

•	revenue recognition;

•	estimating valuation allowances and accrued liabilities, specifically allowance for doubtful accounts, returns and discounts and accrued restructuring costs;

•	accounting for income taxes;

•	valuation of long-lived and intangible assets and goodwill; and

•	accounting for investments.

Revenue Recognition.    We recognize license revenue when a signed contract or other persuasive evidence of an arrangement exists, the software has been shipped or electronically delivered, the license fee is fixed or determinable, and collection of the resulting receivable is probable. When contracts contain multiple elements wherein vendor specific objective evidence exists for all undelivered elements, we account for the delivered elements in accordance with the “Residual Method” prescribed by Statement of Position 98-9. Revenue from subscription license agreements, which include software, rights to future products and maintenance, is recognized ratably over the term of the subscription period. Revenue on shipments to resellers, when subject to certain rights of return and price protection, is recognized when the products are sold by the resellers to the end-user customer.

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

First-year maintenance typically is sold with the related software license and renewed on an annual basis thereafter. For such arrangements with multiple obligations, we allocate revenue to each component of the arrangement based on the fair value of the undelivered elements. Fair values of ongoing maintenance and support obligations are based on separate sales of renewals to other customers or upon renewal rates quoted in the contracts. Maintenance revenue is deferred and recognized ratably over the term of the maintenance and support period. Fair value of services, such as consulting or training, is based upon separate sales of these services. Consulting and training services are generally billed based on hourly rates and revenues are generally recognized as the services are performed. Consulting services primarily consist of implementation services related to the installation of our products and generally do not include significant customization to or development of the underlying software code.

Significant management judgments and estimates must be made in connection with determination of the revenue to be recognized in any accounting period. If we made different judgments or utilized different estimates for any period, material differences in the amount and timing of revenue recognized could result.

Valuation Allowances and Accrued Liabilities: Allowance for Doubtful Accounts and Returns and Discounts.     We establish allowances for doubtful accounts, returns and discounts based on our review of credit profiles of our customers, contractual terms and conditions, current economic trends and historical payment, and return and discount experience. We reassess the allowances for doubtful accounts, returns and discounts each period. If we made different judgments or utilized different estimates for any period, material differences in the amount and timing of revenue or expense recognized could result.

Accrued Restructuring Costs.    During fiscal 2001 and fiscal 2002, we recorded restructuring charges to align our cost structure with changing market conditions. Our restructuring plan resulted in a reduction in headcount and the consolidation of facilities through the closing of excess field offices and relocation of corporate offices into one campus. Our restructuring charges included accruals for the estimated loss on facilities that we intend to sublease based on estimates of the timing and amount of sublease income and the non-cash write-down of leasehold improvements. We reassess this liability each period based on market conditions. Revisions to our estimates of this liability could materially impact our operating results and financial position in future periods if anticipated events and key assumptions, such as the timing and amounts of sublease rental income, either change or do not materialize.

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

Valuation of Long-Lived and Intangible Assets and Goodwill.    We assess goodwill, other intangible assets and other long-lived assets for recoverability whenever events or changes in circumstances indicate that their carrying value may not be recoverable through the estimated undiscounted future cash flows resulting from the use of the assets. If we determine that the carrying value of goodwill, other intangible assets and other long-lived assets may not be recoverable we measure impairment by using the projected discounted cash-flow method.

In accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” goodwill and intangible assets deemed to have indefinite lives will no longer be amortized, but instead will be subject to impairment tests at least annually. We have adopted SFAS No. 142 as required in connection with our acquisition of Talarian in April 2002. For goodwill and intangibles recorded prior to July 1, 2002, we will adopt SFAS No. 142 during the first quarter of fiscal 2003. Workforce does not qualify as a separately identifiable intangible and on adoption will be reclassified as goodwill. The adoption of SFAS No. 142 is not expected to have a material impact on our financial position and results of operations, other than the cessation of amortization of goodwill.

Accounting for Investments.    We determine the appropriate classification of marketable securities at the time of purchase and evaluate such designation as of each balance sheet date. To date, all marketable securities have been classified as available-for-sale and are carried at fair value with unrealized gains and losses, if any, included as a component of accumulated other comprehensive loss in stockholders’ equity. Marketable securities are presented as current assets as we expect to use them within one year in current operations even though some have scheduled maturities of greater than one year. Realized gains and losses are recognized based on the specific identification method. Our investments also include minority equity investments in privately held companies that are generally carried at cost basis and included in other assets on the balance sheet.

We review our investments on a regular basis to evaluate whether or not each security has experienced an other-than-temporary decline in fair value. Our policy includes, but is not limited to, reviewing each of the companies’ cash position, earnings/revenue outlook, stock price performance, liquidity and management/ownership. If we believe that an other-than-temporary decline exists, we write down the investment to market value and record the related write-down as a loss on investments in our consolidated statement of operations.

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

The following table sets forth, for the periods indicated, certain financial information as a percentage of total revenue:

	Year Ended November 30,
	2002	2001	2000
Revenue:
License revenue:
Non-related parties	53%	61%	63%
Related parties	5	6	8

Total license revenue	58	67	71

Software and maintenance revenue:
Non-related parties	36	29	27
Related parties	5	3	1
Reimbursable expenses	1	1	1

Total software and maintenance revenue	42	33	29

Total revenue	100	100	100

Cost of revenue:
Stock-based compensation	—	—	1
Other cost of revenue non-related parties	21	20	24
Other cost of revenue related parties	1	1	1

Total cost of revenue	22	21	26

Gross profit	78	79	74

Operating expenses:
Research and development:
Stock-based compensation	—	4	7
Other research and development	26	25	23
Sales and marketing:
Stock-based compensation	—	3	13
Other sales and marketing	47	42	37
General and administrative:
Stock-based compensation	—	1	1
Other general and administrative	8	7	7
Acquired in-process research and development	1	—	1
Restructuring charge	18	7	—
Amortization of goodwill and acquired intangibles	9	7	4

Total operating expenses	109	96	93

Loss from operations	(31)	(17)	(19)
Interest income and other, net	5	10	10

Net loss before income taxes	(26)	(7)	(9)
Provision for (benefit from) income taxes	9	(3)	1

Net loss	(35)%	(4)%	(10)%

Results of Operations

Total Revenue

Total revenue was $273.4 million, $322.1 million and $254.1 million in fiscal 2002, 2001 and 2000, respectively, representing a decrease of $48.7 million, or 15.1%, from fiscal 2001 to fiscal 2002 and an increase of $68.0 million, or 27%, from fiscal 2000 to fiscal 2001. Revenue from Reuters accounted for 9%, 8% and 8% of our total revenue in fiscal 2002, 2001 and 2000, respectively. In fiscal 2002, 2001 and 2000, revenue from Reuters was $25.3 million, $25.6 million and $20.8 million, respectively, consisting primarily of fees under our license agreement with Reuters.

License Revenue

License revenue was $159.1 million, $216.8 million and $181.6 million in fiscal 2002, 2001 and 2000, respectively. License revenue decreased $57.7 million, or 27%, from 2001 to fiscal 2002. This decrease was due primarily to the global economic slowdown and a reduction in information technology spending in general. License revenue increased $35.2 million, or 19%, from 2000 to fiscal 2001. This increase was due primarily to the increased volume of sales to both new and existing customers. License revenue was 58%, 67% and 71% of total revenue in fiscal 2002, 2001 and 2000, respectively. The decrease in license revenue as a percentage of total revenue from fiscal 2000 to fiscal 2001 was due to slowing sales growth in a weakening global economy along with the increase in service and maintenance revenue. We expect that license revenues will grow in absolute dollars and will remain relatively constant as a percentage of total revenue in fiscal 2003.

Service and Maintenance Revenue

Service and maintenance revenue was $114.3 million, $105.3 million and $72.5 million in fiscal 2002, 2001 and 2000, respectively, representing increases of $9.0 million, or 9%, from fiscal 2001 to fiscal 2002 and $32.8 million, or 45%, from fiscal 2000 to fiscal 2001. Service and maintenance revenue was 42%, 33% and 29% of total revenue in fiscal 2002, 2001 and 2000, respectively. These increases were primarily a result of additional maintenance revenue related to the growth in our installed customer base, partially offset by a decrease in service revenue. We expect that service and maintenance revenue revenues will grow in absolute dollars and will remain relatively consistent as a percentage of total revenue in fiscal 2003.

Cost of Revenue

Cost of revenue consists primarily of salaries, third party contractor and associated expenses related to providing project implementation services, the cost of providing maintenance and customer support services, royalties and product fees. The majority of our cost of revenue is directly related to our service revenue. Cost of revenue, excluding stock based compensation charges, was $61.0 million, $66.7 million and $63.8 million in fiscal 2002, 2001 and 2000, respectively, representing a decrease of $5.7 million, or 9%, from fiscal 2001 to fiscal 2002 and an increase of $2.9 million, or 5%, from fiscal 2000 to fiscal 2001. Cost of revenue was 22%, 21% and 25% of total revenue in fiscal 2002, 2001 and 2000, respectively. The decrease in absolute dollars in fiscal 2002 resulted from a decrease in royalty fees and cost of third party contractors. The increase in cost of revenue in absolute dollars in fiscal 2001 resulted from increased service and maintenance revenue.

Research and Development Expenses

Research and development expenses consist primarily of personnel, third party contractors and related costs associated with the development of our TIBCO ActiveEnterprise, TIBCO ActiveExchange, TIBCO ActivePortal, TIBCO BusinessWorks and TIBCO BusinessFactor product suites. Research and development expenses, excluding stock based compensation charges, were $71.0 million, $78.9 million and $57.9 million in fiscal 2002, 2001 and 2000, respectively, representing a decrease of $7.9 million, or 10%, from fiscal 2001 to fiscal 2002 and an increase of $21.0 million, or 36%, from fiscal 2000 to fiscal 2001. The decrease in fiscal year 2002 was primarily due to termination and renegotiation of agreements with third party contractors partially offset by a net increase in our development staff through our acquisition of Talarian. The increase in fiscal 2001 was due primarily to increases in our development staff and third party development agreements that we entered into during fiscal 2001 as we continued to expand our product suites and upgrade the performance of existing products. Research and development expenses excluding stock-based compensation were 26%, 25% and 23% of total revenue in fiscal 2002, 2001 and 2000, respectively. We believe that continued investment in research and development is critical to attaining our strategic objectives and, as a result, expect that spending on research and development will remain relatively stable in absolute dollars in fiscal 2003.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of personnel and related costs of our direct sales force and marketing staff and the cost of marketing programs, including customer conferences, promotional materials, trade shows and advertising. Sales and marketing expenses, excluding stock based compensation charges, were $126.5 million, $136.8 million and $92.2 million in fiscal 2002, 2001 and 2000, respectively, representing a decrease of $10.3 million, or 8%, from fiscal 2001 to fiscal 2002 and an increase of $44.6 million, or 48%, from fiscal 2000 to fiscal 2001. The decrease in fiscal 2002 was primarily due to decreases in commissions and referral fees partially offset by increased advertising and promotional activity. The increase in fiscal 2001 resulted primarily from the continued expansion of our domestic and international direct sales force in order to sell our expanding suite of products. Sales and marketing expenses excluding stock-based compensation were 47%, 42% and 37% of total revenue in fiscal 2002, 2001 and 2000, respectively. We intend to selectively increase staff in our direct sales organization and to create select product marketing programs and, accordingly, expect that sales and marketing expenditures will increase modestly in absolute dollars in fiscal 2003.

General and Administrative Expenses

General and administrative expenses consist primarily of personnel and related costs for general corporate functions, including executive, legal, finance, accounting and human resources. General and administrative expenses, excluding stock based compensation charges, were $21.4 million, $22.8 million and $18.5 million in fiscal 2002, 2001 and 2000, respectively, representing a decrease of $1.4 million, or 6%, from fiscal 2001 to fiscal 2002 and an increase of $4.3 million, or 23%, from fiscal 2000 to fiscal 2001. The decrease in fiscal 2002 was primarily due to a decrease in bad debt and compensation expense. The increase for fiscal 2001 was primarily a result of increased staffing and associated operational costs related to building our general and administrative infrastructure. We believe that general and administrative expenses, exclusive of bad debt charges, will remain relatively stable in absolute dollars in fiscal 2003.

Stock-Based Compensation

In connection with the grant of stock options to employees, non-employee directors and acquisitions during fiscal 1998 and 1999, we recorded aggregate unearned compensation of $22.8 million, representing the difference between the deemed fair value of our common stock at the date of grant and the exercise price of such options. During fiscal 2000, we recorded aggregate unearned compensation of $34.9 million in connection with the acquisition of Extensibility related to unvested options that were assumed as well as stock that was issued as part of the consideration for the acquisition and held in an escrow account. Such amounts are presented as a reduction of stockholders’ equity and are amortized over the vesting period of the applicable option or restricted stock, and are shown by expense category. During the second fiscal quarter of 2002, we recorded $0.7 million of unearned compensation in connection with unvested options and restricted stock assumed on consummation of the acquisition of Talarian. In addition, as of November 30, 2002, we expect to record additional acquisition related compensation expense of up to $0.3 million in connection with additional cash consideration contingent on the vesting and exercise of stock options and restricted stock that were unvested at the acquisition date. Stock-based compensation expense related to employees, non-employee directors, Extensibility and Talarian was $3.2 million, $26.4 million and $16.7 million in fiscal 2002, 2001 and 2000, respectively. We expect to amortize $1.2 million, $0.3 million and $0.1 million of unearned stock-based compensation in fiscal 2003, 2004 and 2005 respectively.

Stock-based compensation expense related to stock options granted to consultants is recognized as earned using the multiple option method, and is shown by expense category. At each reporting date, we re-value the underlying stock options using the Black-Scholes option-pricing model. As a result, stock-based compensation expense will fluctuate as the fair value of our common stock fluctuates. In connection with the grant of stock options to consultants, we recorded stock-based compensation income of $0.4 million in fiscal 2002 and stock-based compensation expense of $0.1 million and $34.8 million in fiscal 2001 and 2000, respectively.

In fiscal 2002, 2001 and 2000, we recognized $1.3 million, $0.5 million and $5.4 million, respectively, as stock compensation expense related to the employer portion of payroll taxes due as a result of employee exercise of non-qualified stock options.

Acquired In-Process Research and Development

Management estimated that $2.4 million of the purchase price of Talarian in fiscal 2002 and $2.3 million of the purchase price of Extensibility in fiscal 2000 represented acquired in-process research and development (IPRD) that had not yet reached technological feasibility and has no alternative future use. Accordingly, these amounts were immediately charged to expense upon consummation of the acquisitions. Independent third-party sources calculated the value of IPRD by estimating the expected cash flows from the projects once commercially viable, discounting the net cash flows back to their present value and then applying a percentage of completion. In determining the value ultimately assigned to IPRD we considered the stage of completion, complexity of work to date, difficulty of completing the remaining development, costs already incurred and the expected cost to complete the project. The projects have subsequently been completed within management’s estimates.

Restructuring Charge

During fiscal 2001, we recorded restructuring charges totaling $21.2 million, consisting of $2.8 million for headcount reductions, $17.8 million for consolidation of facilities and $0.6 million of other related restructuring charges. These restructuring charges were recorded to align our cost structure with changing market conditions. The plan resulted in headcount reduction of approximately 170 employees, which was made up of 46% sales and marketing staff, 23% professional services staff, 16% general and administrative staff and 15% research and development staff. The plan also included the consolidation of facilities by closing excess field offices and moving our corporate offices into one campus.

During fiscal 2002, we recorded restructuring charges totaling $49.3 million, consisting of $1.7 million for headcount reductions and $47.6 million related to properties abandoned in connection with facilities consolidation. The additional facilities charges resulted from revisions of our estimates of future sublease income due to further deterioration of real estate market conditions and on-going negotiations with potential sublessors. The headcount reduction of approximately 65 employees was comprised of 41% sales and marketing staff, 23% professional services staff, 18% general and administrative staff, and 18% research and development staff. During fiscal 2002, we made cash payments of $10.4 million associated with previously abandoned facilities and $1.5 million related to headcount reductions.

In connection with the acquisition of Talarian in the second quarter, the Company recorded acquisition integration liabilities including the incremental costs to exit and consolidate activities at Talarian locations, to involuntarily terminate Talarian employees, and for other costs to integrate operating locations and other activities of Talarian with those of the Company. Generally accepted accounting principles require that these acquisition integration expenses, which are not associated with the generation of future revenues and have no future economic benefit, be reflected as assumed liabilities in the allocation of the purchase price to the net assets acquired. The components of the acquisition integration liabilities include workforce reductions and facilities related costs.

The following sets forth our accrued excess facilities costs as of November 30, 2002. These costs represent our estimated loss on abandoned facilities, net of sublease income, which we expect to pay over the next eight years. See Notes 5 and 8 of Notes to Consolidated Financial Statements.

	Restructuring	Acquisition Integration	Total
Fiscal 2001 charges	$17,800	$—	$17,800
Cash utilized in fiscal 2001	—	—	—

Balance at November 30, 2001	17,800	—	17,800
Fiscal 2002 charges	47,614	7,410	55,024
Cash utilized in fiscal 2002*	(9,135)	(1,286)	(10,421)
Non-cash write-down of leasehold improvements in fiscal 2002*	(11,092)	—	(11,092)

Balance at November 30, 2002	$45,187	$6,124	$51,311

*	The leasehold improvement write-downs were accounted for as a reduction of the assets and did not result in a liability.

Amortization of Goodwill and Other Acquired Intangibles

Amortization of goodwill and other acquired intangibles was $24.4 million, $23.5 million and $10.5 million in fiscal 2002, 2001 and 2000, respectively. In fiscal 2002, $71.4 million and $3.5 million of goodwill was recorded in connection with the Talarian acquisitions and the acquisition of PRAJA inc. (“PRAJA”), respectively. Under SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill and intangible assets with indefinite lives relating to the Talarian and PRAJA acquisitions are not amortized but reviewed annually (or more frequently if indicators arise) for impairment. In connection with the Talarian acquisition, we recorded $6.3 million of other identifiable intangible assets that are being amortized over their useful lives of between two and five years. Goodwill and other acquired intangibles of $68.0 million recorded in connection with the acquisition of Extensibility in August 2000 are being amortized over their useful lives of two to five years. We will cease to amortize goodwill with the adoption of SFAS No. 142 which will result in a reduction of amortization expense in the amount of $18.0 million per year.

Interest and Other Income (Expense), Net

Interest and other income (expense), net, includes interest, realized gains and losses on investments and other miscellaneous income and expense items. Interest income was $22.9 million, $33.8 million and $28.1 million in fiscal 2002, 2001 and 2000, respectively. Interest income decreased $10.9 million, or 32%, from 2001 to fiscal 2002. This decrease was primarily due to lower interest rates. Interest income increased $5.7 million, or 20% from fiscal 2000 to fiscal 2001. The increase for fiscal 2001 was due primarily to an average balance increase resulting from positive cash flow from operating activities and the investment balances from our follow-on offering being held for the entire year. Realized loss on investments, net were $6.9 million, $0.4 million and $1.8 million in fiscal 2002, 2001 and 2000, respectively.

Income Taxes

Due to changes in the current economic environment and based upon the weight of all available positive and negative evidence, management has determined that it is more likely than not that the deferred tax assets will not be utilized; and accordingly, a full valuation allowance has been recorded for the year ended November 30, 2002.

As of November 30, 2002, our federal and state net operating loss carryforwards for income tax purposes were $507 million and $213 million, respectively, which expire through 2022. As of November 30, 2002, our federal and state tax credit carryforwards for income tax purposes were $5.2 million and $6.7 million, respectively, which expire through 2022. These net operating losses and tax credits arise from stock option benefits that will be credited to Additional Paid-In Capital when used. In the event of a change in ownership, as defined under federal and state tax laws, our net operating loss and tax credit carryforwards may be subject to annual limitation. The annual limitation may result in the expiration of the net operating loss and tax credit carryforwards before utilization.

Liquidity and Capital Resources

In July 1999, we completed an initial public offering of approximately 27.5 million shares of our common stock at $5.00 per share. Net proceeds to us aggregated approximately $123.5 million, net of underwriters’ commissions and offering expenses of $13.8 million. In March 2000, we completed a follow-on offering of approximately 4.8 million shares of our common stock at $106.00 per share. Net proceeds to us aggregated approximately $481 million, net of underwriters’ commissions and of issuance costs of $1.1 million.

Net cash used for operating activities in fiscal 2002 was $1.8 million resulting from our net loss of $94.6 million being offset by non-cash charges of $80.4 million and a net change in assets and liabilities of $12.3 million. Net cash provided by operating activities in fiscal 2001 was $103.0 million resulting from positive cash flows as our net loss of $13.2 million was more than offset by non-cash charges of $51.7 million and by a net reduction of $64.5 million in assets and liabilities. Net cash provided by operating activities in fiscal 2000 was $37.6 million resulting principally from our net loss of $25.0 million that was offset by non-cash charges of $70.6 million.

Net cash used in investing activities was $56.8 million, $186.7 million and $374.8 million in fiscal 2002, 2001 and 2000, respectively. Net cash used in investing activities in fiscal 2002 related primarily to costs incurred in connection with the build out of our new corporate headquarters, cash used for acquisitions, purchase of short-term investments and costs incurred in connection with the implementation of our enterprise resource planning system. Net cash used in investing activities in fiscal 2001 and 2000 related primarily to the purchase of short-term investments.

Net cash provided by financing activities for fiscal 2002, 2001 and 2000, respectively, was $15.5 million, $11.7 million and $495.9 million. Net cash provided by financing activities for fiscal 2002 and 2001 resulted from the exercise of stock options and stock purchases under our Employee Stock Purchase Plan. In fiscal 2000, we raised $481.0 million in a follow-on offering of our common stock.

At November 30, 2002 and 2001, we had $637.9 million and $677.3 million in cash, cash equivalents and investments, respectively. We anticipate our operating expenses will remain relatively stable in fiscal 2003. As a result, we expect to use our cash resources to fund our operating expenses and capital expenditures, and additionally, to fund acquisitions or investments in complementary businesses, technologies or product lines. We believe that our current cash, cash equivalents and investments, will be sufficient to meet our anticipated cash requirements for working capital and capital expenditures for at least the next twelve months.

As of November 30, 2002 future minimum lease payments under noncancelable operating leases, including $45.2 million provided for as accrued restructuring costs and $6.1 million provided for as acquisition integration liabilities, were as follows (in thousands):

Year Ending November 30,	Expense	Sublease Income	Net
2003	$27,164	$1,183	$25,981
2004	25,871	1,290	24,581
2005	25,692	1,034	24,658
2006	24,497	345	24,152
2007	25,064	349	24,715
Thereafter	144,385	1,167	143,218

	$272,673	$5,368	$267,305

Recent Accounting Pronouncements

In November 2001, the FASB issued an announcement on the topic of “Income Statement Characterization of Reimbursements Received for Out of Pocket Expense Incurred,” which was subsequently incorporated in Emerging Issues Task Force (“EITF”) No. 01-14. EITF No. 01-14 requires companies to characterize reimbursements received for out of pocket expenses as revenues in the statement of operations. Historically, we have netted reimbursements received for out of pocket expenses against the related expenses in the accompanying consolidated statements of operations. We adopted the pronouncement in the quarter ended May 31, 2002. Revenues from reimbursable expenses have been identified separately on the consolidated statement of operations and the respective periods for prior periods have been reclassified for comparative purposes.

In July 2001, the FASB issued Statements of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” and No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Identifiable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, we are required to adopt SFAS No. 142 effective December 1, 2002. Upon adoption, workforce no longer qualifies as a separately identifiable intangible and will be reclassified as goodwill and amortization will cease.

Beginning in the first quarter of fiscal 2003, the goodwill and acquired intangibles with an indefinite life will be carried forward net of amortization accumulated as of December 1, 2002 and reviewed annually for impairment. Amortization of goodwill and intangibles with an indefinite life acquired before July 1, 2001 was $18.5 million and $17.4 million for the years ended November 30, 2002 and 2001, respectively. The full adoption of SFAS No. 142 is not expected to have a material impact on our financial position and results of operations, other than the cessation of amortization of goodwill. The adoption of SFAS No. 142 will result in a reduction of amortization expense in the amount of $18.0 million per year.

In October 2001, the FASB issued SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets.” SFAS No.144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and addresses financial accounting and reporting for the impairment or disposal of long-lived assets. We are required to adopt SFAS No. 144 on December 1, 2002 and do not expect the adoption of SFAS No. 144 to have a material impact on our results of operations or financial condition.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002 and as a result would not have a material impact on our current financial position or results of operations

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock Based Compensation—Transition and Disclosure—as Amendment to FAS 123.” SFAS 148 provides two additional transition methods for entities that adopt the preferable method of accounting for stock based compensation. Further, the statement requires disclosure of comparable information for all companies regardless of whether, when, or how an entity adopts the preferable, fair value based method of accounting. These disclosures are now required for interim periods in addition to the traditional annual disclosure. The amendments to SFAS No. 123 which provide for additional transition methods is effective for periods beginning after December 15, 2002, although earlier application is permitted. The amendments to the disclosure requirements are required for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002.

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

We may not be able to achieve revenue or earnings growth or obtain sufficient revenue to achieve and sustain profitability. We incurred net losses of approximately $94.6 million, $13.2 million, and $25.0 million in fiscal 2002, 2001 and 2000, respectively. As of November 30, 2002, we had an accumulated deficit of approximately $169.9 million.

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

•
the capital and expense budgeting decisions of our customers, which have recently been scrutinized at a higher level within our customers’ organizations, and are closely related to macroeconomic factors such as the current recession; and

•	the current recession that could be exacerbated if the United States were to enter into a war.

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

We are exposed to the credit risk of some of our customers and to credit exposures in weakened markets.

Most of our licenses are on an “open credit” basis, with payment terms of 30 days typically in the United States, and, because of local customs or conditions, longer in some markets outside the United States. We monitor individual customer payment capability in granting such open credit arrangements, seek to limit such open credit to amounts we believe the customers can pay, and maintain reserves we believe are adequate to cover exposure for doubtful accounts.

Because of the current slowdown in the global economy, our exposure to credit risks have increased. Although we have programs in place to monitor and mitigate the associated risk, including monitoring of particular risks in certain geographic areas, there can be no assurance that such programs will be effective in reducing our credit risks. There can be no assurance that, should economic conditions not improve, additional losses would not be incurred, and that such losses would not be material. Although these losses have not been material to date, future losses, if incurred, could harm our business and have a material adverse effect on our business, operating results and financial condition.

Our licensing and distribution relationship with Reuters places limitations on our ability to conduct our business.

Our predecessor company was acquired by Reuters in 1994. In January 1997, Reuters established us as a separate entity, transferred to us certain assets and liabilities related to our business and granted to us a royalty-free license to intellectual property that is still incorporated into some of our software products. Reuters continues to hold approximately 49.8% of our stock and has the right to nominate one-third of our directors, and accordingly is able to exert significant influence over our business. We have a significant relationship with Reuters for licensing and distribution. Our relationship with Reuters involves limitations and restrictions on our business, as well as other risks described below.

We license from Reuters the underlying TIB messaging technology that existed as of December 31, 1996 (“Licensed TIB Technology”), from which some of our important TIBCO ActiveEnterprise messaging products originated. We do not own the Licensed TIB Technology. Because Reuters has access to the intellectual property used in our products, it could use this intellectual property to compete with us. Reuters is not restricted from using the Licensed TIB Technology to produce products that compete with our products, and it can grant limited licenses to the Licensed TIB Technology to others who may compete with us. In addition, we must license to Reuters all of the intellectual property and products we create through December 2011. This will place Reuters in a position to more easily develop products that compete with ours.

Under our agreements with Reuters, unless otherwise authorized by Reuters, we are generally prohibited, through May 28, 2004, from selling our products and providing consulting services directly to companies in the financial services market. We are also prohibited from directly licensing products containing the Licensed TIB Technology to financial services customers and major competitors of Reuters, and from using the Licensed TIB Technology to develop products specifically for use by financial services companies. Accordingly, through May 28, 2004, we must rely on Reuters and, to a lesser extent, other third-party resellers and distributors to sell our products to these companies. After May 28, 2004, we may be able to license our products (except for those, if any, that still include the Licensed TIB Technology) and provide consulting services directly to companies in the financial services market. There are no assurances, however, that we will be successful in licensing our products or providing consulting services directly to companies in the financial services market which could harm our business and our operating results may suffer.

Under the license, maintenance and distribution agreement, Reuters is required to pay us a minimum guaranteed distribution fee in the amount of $20 million per year through December 2003. If actual distribution fees due from Reuters, as a result of their sales of our products in the financial services market, exceed the cumulative minimum year-to-date guarantee, incremental fees are due. These product fees may be materially less than the product fees we could obtain from other distributors or resellers in the financial services market. In addition, when we sell our products into the financial services market other than through Reuters, we are required to pay fees to Reuters, which we record as related party royalty expense.

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

In addition, if Reuters declines to continue the minimum guaranteed distribution fee at the end of December 2003, there can be no assurances that we will be successful in generating enough revenue to replace the minimum guaranteed distribution fee which would adversely affect our business and operating results.

Our license agreement with Reuters imposes practical restrictions on our ability to acquire other companies. The license agreement places no specific restrictions on our ability to acquire companies with all or part of their business in the financial services market and to continue such business. However, under the terms of the license agreement, we are prohibited from bundling or combining our products that are based on the Licensed TIB Technology with an acquired company’s products and services and then selling the bundled or combined products directly to financial services companies. This prohibition could prevent us from realizing potential synergies with companies we acquire.

The market for infrastructure software may not grow as quickly as we anticipate, which would cause our revenues to fall below expectations.

The market for infrastructure software is relatively new and evolving. We earn substantially all of our revenue from sales of our infrastructure software, including application integration software, and related services. We expect to earn substantially all of our revenue in the foreseeable future from sales of these products and services. Our future financial performance will depend on growth in the number of organizations demanding software and services for application integration, information delivery and seeking outside vendors to develop, manage and maintain this software for their critical applications. A weakening United States and global economy, which has had a disproportionate impact on information technology spending by businesses, has led to a reduction in sales over the past several quarters and may continue to do so in the future. Many of our potential customers have made significant investments in internally developed systems and would incur significant costs in switching to third-party products, which may substantially inhibit the growth of the market for infrastructure software. If the market fails to grow, or grows more slowly than we expect, our sales will be adversely affected.

Our acquisition strategy could cause financial or operational problems.

Our success depends on our ability to continually enhance and broaden our product offerings in response to changing technologies, customer demands, and competitive pressures. To this end, we may acquire new and complementary businesses, products or technologies. We do not know if we will be able to complete any acquisitions or that we will be able to successfully integrate any acquired business, operate them profitably, or retain their key employees. Integrating any newly acquired business, product or technology could be expensive and time-consuming, could disrupt our ongoing business, and could distract our management. We may face competition for acquisition targets from larger and more established companies with greater financial resources. In addition, in order to finance any acquisitions, we might need to raise additional funds through public or private financings. In that event, we could be forced to obtain equity or debt financing on terms that are not favorable to us and, in the case of equity financing, that results in dilution to our stockholders. If we were unable to integrate any newly acquired entity, products or technology effectively, our business, financial condition and operating results would suffer. In addition, any amortization or impairment of acquired intangible assets, stock based compensation or other charges resulting from the costs of acquisitions could harm our operating results.

Our stock price may be volatile, which could cause investors to lose all or part of their investments in our stock.

The stock market in general, and the stock prices of technology companies in particular, have experienced volatility which has often been unrelated to the operating performance of any particular company or companies. During fiscal 2002, for example, our stock price fluctuated between a high of $16.90 and a low of $3.28. If market or industry-based fluctuations continue, our stock price could decline in the future regardless of our actual operating performance and investors could lose all or part of their investments.

The volatile nature of our market could strain our resources and cause our business to suffer.

Our ability to successfully offer products and services and implement our business plan in a rapidly evolving market requires an effective planning and management process. We have increased the scope of our operations both domestically and internationally. We must successfully integrate these new employees into our operations and generate sufficient revenues to justify the costs associated with these employees. If we fail to successfully integrate employees or to generate the revenue necessary to offset employee-related expenses, we could be forced to reduce our headcount, which would force us to incur significant expenses and would harm our business and operating results. For example, in response to changing market conditions, in fiscal 2001 we recorded a restructuring charge of $21.2 million, including $2.8 million related to a reduction of our headcount by approximately 170 employees. During fiscal 2002, we recorded additional restructuring charges of $47.6 million related to abandoned facilities and $1.7 million related to a reduction of our headcount by approximately 65 employees. Our growth has placed and will continue to place a significant strain on our management systems, infrastructure and resources. We expect that we will need to continue to improve our financial and managerial controls, reporting systems and procedures. We will also need to continue to train and manage our workforce worldwide. Furthermore, we expect that we will be required to manage an increasing number of relationships with various customers and other third parties. Failure to expand or control costs in any of the foregoing areas efficiently and effectively could interfere with the growth of our business as a whole.

Pending litigation could harm our business.

We, certain of our directors and officers, and certain investment bank underwriters have been named in a putative class action for violation of the federal securities laws in the United States District Court for the Southern District of New York, captioned In re TIBCO Software, Inc. Initial Public Offering Securities Litigation, 01 Civ. 6110 (SAS). This is one of a number of cases challenging underwriting practices in the initial public offerings (“IPOs”) of more than 300 companies. These cases have been coordinated for pretrial proceedings as In re Initial Public Offering Securities Litigation, 21 MC 92 (SAS). Plaintiffs generally allege that certain underwriters engaged in undisclosed and improper underwriting activities, namely the receipt of excessive brokerage commissions and customer agreements regarding post-offering purchases of stock in exchange for allocations of IPO shares. Plaintiffs also allege that various investment bank securities analysts issued false and misleading analyst reports. The complaint against us claims that the purported improper underwriting activities were not disclosed in the registration statements for our IPO and secondary public offering and seeks unspecified damages on behalf of a purported class of persons who purchased our securities or sold put options during the time period from July 13, 1999 to December 6, 2000. We believe that we have meritorious defenses to the claims against us and we intend to defend ourselves vigorously. On March 1, 2002, a stipulation and order were entered pursuant to which the individual defendants and we were dismissed without prejudice from claims relating to our initial public offering. We believe that the remaining claims against us are without merit and we intend to defend against the complaints vigorously.

A lawsuit with similar allegations of undisclosed improper underwriting practices, and part of the same coordinated proceedings, is pending against Talarian, which we acquired in 2002. That action is captioned, “In re Talarian Corp. Initial Public Offering Securities Litigation, 01 Civ. 7474 (SAS).” The complaint against Talarian, certain of its underwriters, and certain of its former directors and officers claims that the purported improper underwriting activities were not disclosed in the registration statement for Talarian’s IPO and seeks unspecified damages on behalf of a purported class of persons who purchased Talarian securities during the time period from July 20, 2000 to December 6, 2000. We believe that there are meritorious defenses to the claims against Talarian and we intend to defend against those claims vigorously.

The remaining complaints do not specify the amount of damages that the plaintiffs seek, and as a result, we are unable to estimate the possible range of damages that might be incurred as a result of the lawsuits. We have not accrued any amounts relating to potential damages associated with the lawsuits. The uncertainty associated with a substantial unresolved lawsuit could harm our business, financial condition and reputation. The defense of the lawsuits could result in the diversion of our management’s time and attention away from business operations, which could harm our business. Negative developments with respect to the lawsuits could cause our stock price to decline. In addition, although we are unable to determine the amount, if any, that we may be required to pay in connection with the resolution of the lawsuits by settlement or otherwise, such a payment could seriously harm our financial condition and liquidity.

If we do not retain our key management personnel and attract and retain other highly skilled employees, our business will suffer.

If we fail to retain and recruit the necessary personnel, our business and our ability to obtain new customers, develop new products and provide acceptable levels of customer service could suffer. The success of our business is heavily dependent on the leadership of our key management personnel, including Vivek Ranadive, our President and Chief Executive Officer. All of our executive officers and key personnel are employees at-will. If any of these people were to leave us it would be difficult to replace them and our business would be harmed. In addition, provisions of the recently enacted Sarbanes-Oxley Act of 2002 and related rules proposed by the SEC and NASDAQ impose heightened personal liability on some of our key management personnel. The threat of such liability could potentially divert the attention of such personnel away from their normal management duties.

Our success also depends on our ability to recruit, retain and motivate highly skilled sales, marketing and engineering personnel. Competition for these people in the software industries is intense, and we may not be able to successfully recruit, train or retain qualified personnel. In addition, we have experienced turnover in our marketing and sales management. Although we have recruited a new marketing manager, there can be no assurance that we will be successful in our retention and training efforts.

Our products may infringe the intellectual property rights of others, which may cause us to incur unexpected costs or prevent us from selling our products.

We cannot be certain that our products do not infringe issued patents or other intellectual property rights of others. Because patent applications in the United States are not publicly disclosed until the patent is issued, applications relating to our software products may have been filed without our knowledge. We may be subject to legal proceedings and claims from time to time, including claims of alleged infringement of the patents, trademarks and other intellectual property rights of third parties by us or our licensees in connection with their use of our products. Intellectual property litigation is expensive and time-consuming, and could divert our management’s attention away from running our business and could seriously harm our business. If we were to discover that our products violated the intellectual property rights of others, we would have to obtain licenses from these parties in order to continue marketing our products without substantial reengineering. We might not be able to obtain the necessary licenses on acceptable terms or at all, and if we could not obtain such licenses, we might not be able to reengineer our products successfully or in a timely fashion. If we fail to address any infringement issues successfully, we will be forced to incur significant costs and could be prevented from selling our products.

Our intellectual property or proprietary rights could be misappropriated, which could force us to become involved in expensive and time-consuming litigation.

We regard our copyrights, service marks, trademarks, trade secrets, licensed patents and similar intellectual property as critical to our success. Any misappropriation of our proprietary information by third parties could harm our business, financial condition, and operating results. If our proprietary information were misappropriated, we might have to engage in litigation to protect it. We might not succeed in protecting our proprietary information by initiating intellectual property litigation, and in any invent such litigation is expensive and time-consuming, and could divert our management’s attention away from running our business and could seriously harm our business.

We must overcome significant competition in order to succeed.

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

Market acceptance of new platforms and web services standards may require us to undergo the expense of developing and maintaining compatible product lines.

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

Developing and maintaining different software products could place a significant strain on our resources and software product release schedules, which could adversely affect our revenue and financial condition. If we are not able to develop software for accepted platforms or fail to adopt webservice standards, our license and service revenues could be adversely affected. In addition, if the platforms we have developed software for are not accepted, our license and service revenues could be adversely affected.

Recently enacted and proposed regulatory changes may cause us to incur increased costs.

Recently enacted and proposed changes in the laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act of 2002 and rules proposed by the SEC and NASDAQ could cause us to incur increased costs as we evaluate the implications of new rules and responds to new requirements. The new rules could make it more difficult for us to obtain certain types of insurance, including directors and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on the Company’s board of directors, or as executive officers. We are presently evaluating and monitoring developments with respect to these new and proposed rules, and we cannot predict or estimate the amount of the additional costs we may incur or the timing of such costs.

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

At the end of fiscal 2002, 2001 and 2000, we had an investment portfolio of fixed income securities totaling $580.4 million, $566.5 million and $401.9 million, excluding those classified as cash and cash equivalents and restricted funds, respectively. Our investments consist primarily of bank and finance notes, various government obligations and asset-backed securities. These securities are classified as available-for-sale and are recorded on the balance sheet at fair market value with unrealized gains or losses reported as a separate component of stockholders’ equity. Unrealized losses are charged against income when a decline in fair market value is determined to be other than temporary. The specific identification method is used to determine the cost of securities sold.

The investment portfolio is subject to interest rate risk and will fall in value in the event market interest rates increase. If market interest rates were to increase immediately and uniformly by 100 basis points (approximately 53% of current rates in the portfolio) from levels as of November 30, 2002, the fair market value of the portfolio would decline by approximately $3.6 million.

We develop products in the United States and sell in North America, South America, Asia, the Middle East and Europe. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. A majority of sales are currently made in U.S. dollars, however, a strengthening of the dollar could make our products less competitive in foreign markets. We enter into foreign currency forward exchange contracts (“forward contracts”) to manage exposure related to accounts receivable denominated in foreign currencies. We do not enter into derivative financial instruments for trading purposes. We had outstanding forward contracts with notional amounts totaling approximately $3.0 million, $4.5 million and $6.2 million at November 30, 2002, 2001 and 2000, respectively. The open contracts at November 30, 2002 mature at various dates through January 2003 and are economic hedges of certain foreign currency transaction exposures in the Euro. The fair value of these forward contracts at November 30, 2002 was not significant.

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

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The information required by this item concerning our directors and executive officers is incorporated by reference to the information set forth in the sections entitled Election of Directors and Executive Compensation and Employment Agreements in our Proxy Statement for the 2003 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our fiscal year ended November 30, 2002.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item regarding executive compensation is incorporated by reference to the information set forth in the sections entitled Election of Directors—Director Compensation and Executive Compensation and Employment Agreements in our Proxy Statement for the 2003 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our fiscal year ended November 30, 2002.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item regarding security ownership of certain beneficial owners and management is incorporated by reference to the information set forth in the section entitled Security Ownership of Certain Beneficial Owners and Management in our Proxy Statement for the 2003 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our fiscal year ended November 30, 2002.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item regarding certain relationships and related transactions is incorporated by reference to the information set forth in the sections entitled Certain Transactions and Compensation Committee Interlocks and Insider Participation in Compensation Decisions in our Proxy Statement for the 2003 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our fiscal year ended November 30, 2002.

ITEM 14.	CONTROLS AND PROCEDURES

Within 90 days prior to the filing of this report, we undertook an evaluation of our disclosure controls and procedures. Based upon that evaluation and related improvements to our system of disclosure controls and procedures, we have concluded that we have in place disclosure controls and procedures necessary to insure that material information relating to our company, including our consolidated subsidiaries, is made known to us by others in our company, particularly with respect to the period covered by this report. Subsequent to the date of this evaluation there have been no significant changes in our internal controls or in other factors that could significantly affect our internal controls.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  The following documents are filed as part of this Form 10-K:

1.    Financial Statements.    Please see the accompanying Index to Consolidated Financial Statements, which appears on page F-1 of the report. The Report of Independent Accountants, the Consolidated Financial Statements and the Notes to Consolidated Financial Statements listed in the Index to Consolidated Financial Statements, which appear beginning on page F-2 of this report, are incorporated by reference into Item 8 above.

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

3.    Exhibits:    See Item 14(c) below. The management contracts and compensatory plans or arrangements required to be filed as exhibits to this form pursuant to Item 14(c) are as follows:

10.4	1996 Stock Plan, as amended

10.5	1998 Director Option Plan, as amended

10.7	Employment Agreement between Registrant and Vivek Y. Ranadive

10.8	Employment Agreement between Registrant and Robert P. Stefanski

10.17	Extensibility Inc. 2000 Stock Option Plan

10.18	Talarian Corporation 2000 Equity Incentive Plan

10.19	Talarian Corporation 1998 Equity Incentive Plan

10.20	Talarian Corporation 1991 Stock Option Plan

10.21	White Barn, Inc. Stock Option Plan

10.22	White Barn, Inc. 2000 Equity Incentive Plan

(b)  Reports on Form 8-K.

We did not file any Current Reports on Form 8-K during the fourth quarter of fiscal 2002.

(c)  Exhibits.    The exhibits listed on the accompanying Exhibit Index immediately following the signature page are filed as part of, or are incorporated by reference into, this Form 10-K.

(d)  Financial Statement Schedules.    None

TIBCO SOFTWARE INC.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of
TIBCO Software Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of TIBCO Software Inc. and its subsidiaries at November 30, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended November 30, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/    PRICEWATERHOUSECOOPERS LLP

San Jose, California
December 18, 2002

TIBCO SOFTWARE INC.

CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	November 30,
	2002	2001
ASSETS
Current assets:
Cash and cash equivalents	$57,229	$100,158
Short-term investments	580,624	577,182
Accounts receivable, net	59,795	59,080
Due from related parties	1,483	959
Other current assets	14,462	22,272

Total current assets	713,593	759,651
Property and equipment, net	54,827	38,250
Other assets	8,348	30,223
Goodwill and acquired intangibles, net	117,820	64,003

Total assets	$894,588	$892,127

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,242	$4,378
Amounts due related parties	1,846	1,773
Accrued liabilities	41,681	55,645
Accrued excess facilities costs	51,311	17,800
Deferred revenue	49,781	41,252

Total current liabilities	149,861	120,848

Commitments and contingencies (Note 8)

Stockholders’ equity:
Common stock, $0.001 par value; 1,200,000 shares authorized; 210,254 and 199,117 shares issued and outstanding, respectively	210	199
Additional paid-in capital	912,821	839,642
Unearned stock-based compensation	(1,333)	(3,796)
Accumulated other comprehensive income	2,897	10,522
Accumulated deficit	(169,868)	(75,288)

Total stockholders’ equity	744,727	771,279

Total liabilities and stockholders’ equity	$894,588	$892,127

The accompanying notes are an integral part of these consolidated financial statements.

TIBCO SOFTWARE INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended November 30,
	2002	2001	2000
License revenue:
Non-related parties	$144,165	$197,334	$160,700
Related parties	14,949	19,423	20,901

Total license revenue	159,114	216,757	181,601

Service and maintenance revenue:
Non-related parties	99,535	93,867	66,841
Related parties	12,316	8,627	3,355
Reimbursable expenses	2,428	2,840	2,292

Total service and maintenance revenue	114,279	105,334	72,488

Total revenue	273,393	322,091	254,089

Cost of revenue:
Stock-based compensation	527	977	3,025
Other cost of revenue non-related parties	58,445	63,732	60,829
Other cost of revenue related parties	2,517	2,937	2,956

Total cost of revenue	61,489	67,646	66,810

Gross profit	211,904	254,445	187,279

Operating expenses:
Research and development:
Stock-based compensation	1,318	12,109	18,525
Other research and development	71,026	78,878	57,861
Sales and marketing:
Stock-based compensation	1,286	10,128	33,637
Other sales and marketing	126,467	136,818	92,228
General and administrative:
Stock-based compensation	919	3,751	1,729
Other general and administrative	21,406	22,799	18,489
Acquired in-process research and development	2,400	—	2,260
Restructuring charges	49,336	21,197	—
Amortization of goodwill and acquired intangibles	24,428	23,516	10,479

Total operating expenses	298,586	309,196	235,208

Loss from operations	(86,682)	(54,751)	(47,929)
Interest and other income, net	16,264	31,040	24,866

Loss before income taxes	(70,418)	(23,711)	(23,063)
Provision for (benefit from) income taxes	24,162	(10,469)	1,888

Net loss	$(94,580)	$(13,242)	$(24,951)

Net loss per share:
Basic and diluted	$(0.46)	$(0.07)	$(0.14)

Weighted average common shares outstanding	205,821	195,001	184,177

The accompanying notes are an integral part of these consolidated financial statements.

TIBCO SOFTWARE INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock		Additional Paid-In Capital	Unearned Stock-Based Compensation	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount
Balance at November 30, 1999	181,215	$181	$182,939	$(8,083)	$(24)	$(37,095)	$137,918

Net loss	—	—	—	—	—	(24,951)	(24,951)
Cumulative translation adjustment	—	—	—	—	(751)	—	(751)
Change in net unrealized gain on investments	—	—	—	—	5,030	—	5,030

Comprehensive loss							(20,672)

Issuance of common stock in follow-on offering, net of issuance costs of $1,147	4,776	5	481,032	—	—	—	481,037
Common stock issued in connection with acquisition of Extensibility Inc.	829	1	64,983	—	—	—	64,984
Deferred compensation related to acquisition of Extensibility Inc.	—	—	34,905	(34,905)	—	—	—
Exercise of common stock options, net	7,170	7	10,520	—	—	—	10,527
Employee stock purchase plan, common stock issued	892	1	4,332	—	—	—	4,333
Unearned stock-based compensation, net	—	—	38,366	13,042	—	—	51,408

Balance at November 30, 2000	194,882	195	817,077	(29,946)	4,255	(62,046)	729,535

Net loss	—	—	—	—	—	(13,242)	(13,242)
Cumulative translation adjustment	—	—	—	—	532	—	532
Change in net unrealized gain on investments, net of tax of $3,726	—	—	—	—	5,735	—	5,735

Comprehensive loss							(6,975)

Exercise of common stock options, net	3,195	3	5,107	—	—	—	5,110
Employee stock purchase plan, common stock issued	1,040	1	6,560	—	—	—	6,561
Tax benefits from employee stock option plans	—	—	10,535	—	—	—	10,535
Unearned stock-based compensation, net	—	—	363	26,150	—	—	26,513

Balance at November 30, 2001	199,117	199	839,642	(3,796)	10,522	(75,288)	771,279

Net loss	—	—	—	—	—	(94,580)	(94,580)
Cumulative translation adjustment	—	—	—	—	502	—	502
Change in net unrealized gain on investments, net of tax of $2,189	—	—	—	—	(8,127)	—	(8,127)

Comprehensive loss							(102,205)

Common stock issued in connection with acquisition of Talarian	4,391	4	57,911				57,915
Deferred compensation related to acquisition of Talarian			668	(668)			0
Exercise of common stock options, net	5,756	6	9,762	—	—	—	9,768
Employee stock purchase plan, common stock issued	990	1	7,105	—	—	—	7,106
Unearned stock-based compensation, net	—	—	(2,267)	3,131	—	—	864

Balance at November 30, 2002	210,254	$210	$912,821	$(1,333)	$2,897	$(169,868)	$744,727

The accompanying notes are an integral part of these consolidated financial statements.

TIBCO SOFTWARE INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended November 30,
	2002	2001	2000
Cash flows from operating activities:
Net loss	$(94,580)	$(13,242)	$(24,951)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation and amortization	14,737	11,178	4,687
Write-off of in-process research and development	2,400	—	2,260
Amortization of goodwill and other intangibles	24,429	23,516	10,479
Amortization of stock-based compensation	2,769	26,513	51,408
Realized loss on investments, net	6,846	440	1,812
Deferred income taxes	18,166	(20,450)	—
Tax benefits from employee stock option plans	—	10,535	—
Non-cash restructuring and impairment charges	11,092	—	—
Changes in assets and liabilities (net of acquisitions):
Accounts receivable	2,142	30,898	(51,287)
Due from related parties, net	162	2,081	2,619
Other assets	(901)	7,667	(11,814)
Accounts payable	226	(2,334)	(913)
Accrued liabilities and excess facilities costs	6,259	18,540	32,749
Deferred revenue	4,429	7,617	20,544

Net cash provided by (used for) operating activities	(1,824)	102,959	37,593

Cash flows from investing activities:
Purchases of short-term investments	(947,567)	(620,345)	(459,558)
Sales and maturities of short-term investments	939,906	461,865	136,661
Cash used in acquisitions, net of cash received	(9,018)	—	(2,409)
Purchases of property and equipment, net	(40,985)	(21,835)	(21,423)
Purchases of private equity investments	(285)	(4,347)	(23,033)
Cash and short-term investments pledged as security.	1,102	(2,000)	(5,000)

Net cash used for investing activities	(56,847)	(186,662)	(374,762)

Cash flows from financing activities:
Net proceeds from issuance of common stock	—	—	481,037
Proceeds from exercise of stock options	8,435	5,110	10,527
Proceeds from employee stock purchase program	7,106	6,561	4,333

Net cash provided by financing activities	15,541	11,671	495,897

Effect of exchange rate changes on cash	201	532	(751)

Net change in cash and cash equivalents	(42,929)	(71,500)	157,977
Cash and cash equivalents at beginning of period	100,158	171,658	13,681

Cash and cash equivalents at end of period	$57,229	$100,158	$171,658

Supplemental cash flow information:
Cash paid during the year for taxes	$2,658	$1,262	$327

Non-cash investing and financing activities:
Deferred stock compensation	$(1,599)	$363	$73,271

Common stock and options issued in connection with acquisition	$57,915	$—	$64,984

Fair value of assets (liabilities) assumed in acquisitions	$37,806	$—	$(591)

The accompanying notes are an integral part of these consolidated financial statements.

TIBCO SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2002

Note 1.    The Company

TIBCO Software Inc. (“TIBCO Software” or the “Company”) is the successor to a portion of the business of Teknekron Software Systems, Inc. (“Teknekron”). Teknekron was founded in 1985 and pioneered the development of “publish and subscribe” computing by creating the software infrastructure for the integration and delivery of market data (e.g., stock quotes, news and other financial information) in the trading rooms of large banks and financial institutions. This publish and subscribe technology, know as The Information Bus or “TIB,” permitted the integration of disparate information from various data sources and its distribution across a variety of networks and platforms within these banks, financial institutions and stock exchanges.

Teknekron was acquired by a subsidiary of Reuters Group PLC (“Reuters”), the global news and information group, in 1994, and the underlying technology rights owned by Teknekron were assigned to Reuters. In November 1996, TIBCO Software was incorporated in Delaware as a separate entity from Teknekron and was formed to create and market software solutions for use in the integration of business information, processes and applications in diverse industries outside the financial services market. In July 1999, the Company completed its initial public offering (“IPO”), of 27,485,001 shares of common stock at $5.00 per share. Net proceeds aggregated approximately $123.5 million.

In March 2000, the Company sold 4,775,750 shares of its common stock in a follow-on offering. Net proceeds to the Company aggregated approximately $481 million, net of issuance costs of $1.2 million. At November 30, 2002, Reuters owned approximately 49.8% of the issued and outstanding shares of the Company’s common stock and had two representatives on the Board of Directors.

Note 2.    Basis of Presentation and Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances have been eliminated in consolidation.

Reclassifications

Certain reclassifications have been made to prior year balances in order to conform to the current period presentation. These reclassifications have no impact on previously reported net loss or cash flows.

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Foreign Currency Translation

The functional currency of the Company’s wholly owned foreign subsidiaries are the local currencies. Assets and liabilities of these subsidiaries are translated into U.S. dollars at exchange rates at the balance sheet date. Income and expense items are translated at average exchange rates for the period. Cumulative translation

TIBCO SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

adjustments are included as a component of accumulated other comprehensive loss in stockholders’ equity. Foreign exchange transaction gains and losses were not material in any of the periods presented.

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

Investments consist of the following (in thousands):

	November 30,
	2002	2001
U.S. government debt securities	$226,815	$228,370
Corporate debt securities	272,785	84,958
Marketable equity securities	234	10,639
Notes and other	98,791	293,562

Total available-for-sale securities	598,625	617,529
Less: Amounts classified as cash equivalents	(13,001)	(33,347)
Investment pledged for security of letter of credit	(5,000)	(7,000)

Total investments	580,624	577,182
Less: Marketable equity securities	(234)	(10,639)

Total fixed income securities	$580,390	$566,543

Short-term investments with contractual maturities:
One year or less	$187,530	$111,223
More than one year through five years	392,860	455,320

	$580,390	$566,543

As of November 30, 2002, the Company had outstanding a $5.0 million irrevocable standby letter of credit in connection with a facility lease. The letter of credit automatically renews annually for the duration of the lease term, which expires in December 2010. The investments pledged for security of the letter of credit are presented as restricted cash and included in Other Assets in the Consolidated Balance Sheets.

As of November 30, 2002, the Company had $0.9 million of restricted cash in connection with a facility surrender agreement. The restricted cash requirement of the surrender agreement will expire in June 2006. The restricted cash is included in Other Assets in the Consolidated Balance Sheets.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash, cash equivalents, short-term investments and accounts receivable. Cash, cash equivalents and investments are

TIBCO SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

deposited with financial institutions that management believes are creditworthy. The Company’s accounts receivable are derived from revenue earned from customers located primarily in the United States and Europe. The Company performs ongoing credit evaluations of its customers’ financial condition and, generally, requires no collateral from its customers. The Company maintains an allowance for doubtful accounts receivable based upon the expected collectibility of accounts receivable.

Capitalized Software Development Costs

Costs related to research and development are generally charged to expense as incurred. Capitalization of material software development costs begins when a product’s technological feasibility has been established in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.” To date, the period between achieving technological feasibility, which the Company has defined as the establishment of a working model, which typically occurs when beta testing commences, and the general availability of such software has been short, and as such, software development costs qualifying for capitalization have been insignificant.

Costs related to software acquired, developed or modified solely to meet the Company’s internal requirements and for which there are no substantive plans to market the software are capitalized in accordance with the provisions of Statement of Position (“SOP”) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” Costs incurred after the preliminary planning stage of the project and after management has authorized and committed funds to the project are capitalized. The Company had $7.3 million and $1.5 million of capitalized software costs included in property and equipment at November 30, 2002 and 2001, respectively.

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets as follows:

Equipment and software	2-5 years
Furniture and fixtures	5 years
Leasehold improvements	Shorter of the lease term or the estimated useful life

Depreciation and amortization expense was $14.7 million, $11.2 million and $4.7 million for the fiscal years ended November 30, 2002, 2001 and 2000, respectively.

Goodwill and Other Intangible Assets

Goodwill and other intangible assets acquired in purchase transactions prior to July 1, 2001 are amortized on a straight-line method over the estimated useful lives of the assets of between 2 and 5 years. Other intangible assets acquired in purchase transactions prior to July 1, 2001 consist of purchased technology, trademarks, non-compete agreements, assembled workforces and customer bases. Goodwill and other intangible assets acquired subsequent to July 1, 2001 are subject to the provisions of SFAS No. 141 “Business Combinations” and SFAS No. 142 “Goodwill and Other Intangible Assets,” and as such, goodwill acquired in purchase business combinations after July 1, 2001 is not amortized, rather it is subject to periodic tests for impairment. The Company is required to adopt the provisions of SFAS No. 142 for goodwill and other intangible assets acquired prior to June 30, 2001, effective December 1, 2002.

TIBCO SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Impairment of Long-Lived Assets

The Company evaluates the recoverability of its long-lived assets in accordance with SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.” When events or changes in circumstances indicate the carrying amount of long-lived assets may not be recoverable the Company recognizes such an impairment in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets. No impairment losses were incurred in the periods presented.

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

Income Taxes

The Company accounts for income taxes under the liability method of accounting. Under the liability method, deferred taxes are determined based on the differences between the financial statement and tax bases of assets and liabilities at enacted tax rates in effect in the year in which the differences are expected to reverse. Valuation allowances are established, when necessary, to reduce deferred tax assets to estimated amounts expected to be realized.

Advertising Expense

Advertising costs are expensed as incurred and totaled approximately $1.6 million, $0.6 million, and $1.1 million for the years ended November 30, 2002, 2001, and 2000, respectively.

Stock-Based Compensation

The Company accounts for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” and complies with the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” Stock-based compensation expense is amortized, using the multiple option method prescribed by Financial Accounting Standards Board (“FASB”) Interpretation No. 28, over the option’s vesting period.

TIBCO SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Beginning on July 1, 2000, the Company accounted for stock options assumed and restricted stock issued in acquisitions in accordance with the provisions of FASB Interpretation No. 44 (“FIN 44”), “Accounting for Certain Transactions Involving Stock Compensation-an interpretation of APB Opinion No. 25.” Under FIN 44, assumed options in a purchase business combination are valued on the date of acquisition at their fair value calculated using the Black-Scholes options pricing model. The fair value of vested options is included as part of the purchase price. A portion of the intrinsic value of unvested options and the fair value of unvested restricted stock is recorded as unearned stock-based compensation and amortized over the remaining vesting period of the options and restricted stock. The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123.

The Company accounted for stock options granted to consultants using the multiple option method as prescribed by FASB Interpretation No. 28. Stock-based compensation expense is recognized as earned. At each reporting date, the Company re-values the stock-based compensation using the Black-Scholes option-pricing model. As a result, the stock-based compensation expense will fluctuate as the fair market value of the Company’s common stock fluctuates.

Comprehensive Loss

Comprehensive loss includes net loss and other comprehensive income (loss), which consists of unrealized gains and losses on available-for-sale securities and cumulative translation adjustments. Total comprehensive income is presented in the accompanying Consolidated Statement of Stockholders’ Equity. Total accumulated other comprehensive income is displayed as a separate component of stockholder’s equity in the accompanying Consolidated Balance Sheets. The accumulated balances for each classification of comprehensive income (loss) consists of the following (in thousands):

	Unrealized Gain (Loss) in Available-for-Sale Securities	Foreign Currency Translation	Accumulated Other Comprehensive Income (Loss)
Beginning balance at December 1, 1999	$(226)	$202	$(24)
Change during period	5,030	(751)	4,279

Balance at November 30, 2000	4,804	(549)	4,255
Change during period	5,735	532	6,267

Balance at November 30, 2001	10,539	(17)	10,522
Change during period	(8,128)	503	(7,625)

Balance at November 30, 2002	$2,411	$486	$2,897

Net Loss Per Share

Basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of common shares outstanding during the period less common shares subject to repurchase. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common and potential common shares outstanding during the period if their effect is dilutive. Certain potential common shares were not included in computing net loss per share because they were anti-dilutive.

TIBCO SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except per share amounts):

	Year Ended November 30,
	2002	2001	2000
Net loss	$(94,580)	$(13,242)	$(24,951)

Basic and diluted:
Weighted average common shares outstanding	206,626	197,258	188,853
Weighted average common shares subject to repurchase	(805)	(2,257)	(4,676)

Weighted average common shares used to compute basic and diluted net loss per share	205,821	195,001	184,177

Net loss per share—basic and diluted	$(0.46)	$(0.07)	$(0.14)

The following table sets forth potential common shares that are not included in the diluted net loss per share calculation above because to do so would be anti-dilutive for the periods indicated (in thousands):

	November 30,
	2002	2001	2000
Common stock subject to repurchase	344	1,266	3,638
Stock options	43,460	34,011	41,830

	43,804	35,277	45,468

Derivative Financial Instruments

The Company accounts for derivative instruments and hedging activities under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities.” This statement establishes accounting and reporting standards for derivative instruments and requires recognition of all derivatives as assets or liabilities in the statement of financial position and measurement of those instruments at fair value. Derivatives that are not hedges must be adjusted to fair value through earnings. If the derivative is a hedge, depending on the nature of the hedge, changes in fair value will be either offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings.

The Company enters into foreign currency forward exchange contracts (“forward contracts”) to manage exposure related to accounts receivable denominated in foreign currencies. The Company does not enter into derivative financial instruments for trading purposes. The Company had outstanding forward contracts with notional amounts totaling approximately $3.0 million, $4.5 million and $6.2 million at November 30, 2002, 2001 and 2000, respectively. The open contracts at November 30, 2002 mature at various dates through January 2003 and are economic hedges of certain foreign currency transaction exposures in the Euro. The fair value of these forward contracts at November 30, 2002 was not significant.

Recent Accounting Pronouncements

In November 2001, the FASB issued an announcement on the topic of “Income Statement Characterization of Reimbursements Received for Out of Pocket Expense Incurred,” which was subsequently incorporated in

TIBCO SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Emerging Issues Task Force (“EITF”) No. 01-14. EITF No. 01-14 requires companies to characterize reimbursements received for out of pocket expenses as revenues in the statement of operations. Historically, the Company has netted reimbursements received for out of pocket expenses against the related expenses in the accompanying consolidated statements of operations. The Company adopted the pronouncement in the quarter ended May 31, 2002. Revenues from reimbursable expenses have been identified separately on the consolidated statement of operations and the respective periods for the prior year have been reclassified for comparative purposes.

In July 2001, the FASB issued SFAS No. 141, “Business Combinations” and No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Identifiable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company will adopt SFAS No.142 effective December 1, 2002. As a result of SFAS No. 142 the reclassification of workforce no longer qualifies as a separately identifiable intangible and will be reclassified as goodwill. The adoption of SFAS No. 142 will result in a reduction of amortization expense in the amount of $18.0 million per year.

Beginning in the first quarter of fiscal 2003, the goodwill and acquired intangibles with an indefinite life will be carried forward net of amortization accumulated as of December 1, 2002 and reviewed annually for impairment. Amortization of goodwill and intangibles with an indefinite life acquired before July 1, 2001 was $18.5 million and $17.4 million for the years ended November 30, 2002 and 2001, respectively. The adoption of SFAS No. 142 is not expected to have a material impact on our financial position and results of operations, other than the cessation of amortization of goodwill.

In October 2001, the FASB issued SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets.” SFAS No.144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company will adopt SFAS No. 144 on December 1, 2002 and do not expect the adoption of SFAS No. 144 to have a material impact on the Company’s results of operations or financial condition.

In July 2002, the FASB issued SFAS No.146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock Based Compensation—Transition and Disclosure—as Amendment to FAS 123.” SFAS 148 provides two additional transition methods for entities that adopt the preferable method of accounting for stock based compensation. Further, the statement requires disclosure of comparable information for all companies regardless of whether, when, or how an entity adopts the preferable, fair value based method of accounting. These disclosures are now required for interim periods in addition to the traditional annual disclosure. The amendments to SFAS No. 123, which provides for additional transition methods, are effective for periods beginning after December 15, 2002, although earlier application is permitted. The amendments to the disclosure requirements are required for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002.

TIBCO SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 3.    Balance Sheet Components

	November 30,
	2002	2001
	(in thousands)
Accounts receivable	$62,586	$60,930
Unbilled fees and services	2,895	3,465

	65,481	64,395
Less: Allowances for doubtful accounts, returns and discounts	(5,686)	(5,315)

	$59,795	$59,080

Property and equipment, net:
Equipment and software	$46,664	$32,738
Furniture and fixtures	5,554	3,015
Leasehold improvements	35,676	20,827

	87,894	56,580
Less: Accumulated depreciation and amortization	(33,067)	(18,330)

	$54,827	$38,250

Other assets:
Private equity investments, net	$2,199	$13,380
Deferred tax asset	—	9,479
Restricted cash	898	—
Investments pledged for security of letter of credit	5,000	7,000
Other	251	364

	$8,348	$30,223

Goodwill and acquired intangibles, net:
Goodwill	$142,863	$70,917
Existing technology	21,030	16,830
Customer base	4,960	4,960
Workforce	4,240	4,240
Trademarks	1,550	1,450
OEM customer royalty agreements	1,000	—
Maintenance agreements	600	—
Non-compete agreement	480	80

	176,723	98,477
Less: Accumulated amortization	(58,903)	(34,474)

	$117,820	$64,003

Accrued liabilities:
Compensation and benefits	$22,775	$37,132
Expenses	18,906	18,513

	$41,681	$55,645

TIBCO SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 4.    Allowances for Doubtful Accounts, Returns and Discounts

The following is a summary of the sales and receivables reserves, returns, and discounts activity for the periods indicated (in thousands):

	Balance at Beginning of Period	Charged Against Revenue	Charged to Expenses	Deduction	Balance at End of Period
Year Ended November 30, 2000	$2,233	$2,197	$1,246	$(1,419)	$4,257
Year Ended November 30, 2001	4,257	1,619	1,878	(2,439)	5,315
Year Ended November 30, 2002	5,315	2,310	1,043	(2,982)	5,686

Note 5.    Restructuring Charge

During fiscal 2001, the Company recorded restructuring charges totaling $21.2 million, consisting of $2.8 million for headcount reductions, $17.8 million for consolidation of facilities and $0.6 million of other related restructuring charges. These restructuring charges were recorded to align the Company’s cost structure with changing market conditions. The Company’s restructuring plan resulted in headcount reduction of approximately 170 employees, which was made up of 46% sales and marketing staff, 23% professional services staff, 16% general and administrative staff and 15% research and development staff. The plan also included the consolidation of facilities through the closing of excess field offices and consolidation of corporate offices into one campus.

During fiscal 2002, the Company recorded additional restructuring charges totaling $49.3 million, consisting of $1.7 million for headcount reductions, $47.6 million related to properties abandoned in connection with facilities consolidation. The additional facilities charges resulted from revisions of the Company’s estimates of future sublease income due to further deterioration of real estate market conditions and on-going negotiations with sublessors. The headcount reduction of approximately 65 employees was comprised of 41% sales and marketing staff, 23% professional services staff, 18% general and administrative staff, and 18% research and development staff. During fiscal 2002, the Company made cash payments of $10.4 million associated with previously abandoned facilities and $1.5 million related to headcount reductions. The Company is currently working with corporate real estate brokers to sublease unoccupied facilities. If facility lease rates continue to decrease in these markets or if it takes longer than expected to sublease these facilities, the actual loss could exceed the estimate.

In connection with the acquisition of Talarian in the second quarter, the Company abandoned the Talarian facilities and recorded an accrual for the estimated losses to be incurred to sublet such facilities. The accrual was recorded using the guidance provided by EITF 95-3 “Recognition of Liabilities in a Purchase Business Combination” and included as part of the purchase price of Talarian Corporation. The acquisition integration liabilities include the incremental costs to exit and consolidate activities at Talarian locations, termination of certain Talarian employees, and for other costs to integrate operating locations and other activities of Talarian with those of the Company. Generally accepted accounting principles require that these acquisition integration expenses, which are not associated with the generation of future revenues and have no future economic benefit, be reflected as assumed liabilities in the allocation of the purchase price to the net assets acquired. The components of the acquisition integration liabilities include workforce reductions and facilities related costs.

TIBCO SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following sets forth the Company’s accrued excess facilities costs as of November 30, 2002. These costs represent the estimated loss on abandoned facilities, net of sublease income, and are expected to be paid over the next eight years.

	Restructuring	Acquisition Integration	Total
Fiscal 2001 charges	$17,800	$—	$17,800
Amount utilized in fiscal 2001	—	—	—

Balance at November 30, 2001	17,800	—	17,800
Fiscal 2002 charges	47,614	7,410	55,024
Cash utilized in fiscal 2002	(9,135)	(1,286)	(10,421)
Non-cash write-down of leasehold improvements in fiscal 2002*	(11,092)	—	(11,092)

Balance at November 30, 2002	$45,187	$6,124	$51,311

*	The leasehold improvement write-downs were accounted for as a reduction of the assets and did not result in a liability.

Note 6.    Related Party Transactions

Reuters

The Company has significant transactions with Reuters, including licensing, maintenance and support arrangements and development contracts. The following is a summary of the transactions for the periods indicated (in thousands):

	Year Ended November 30,
	2002	2001	2000
License fees	$14,449	$18,124	$18,326
Service and maintenance revenue:
Maintenance	9,584	4,854	1,509
Services contracts	1,255	2,573	927

Total service and maintenance	10,839	7,427	2,436

	$25,288	$25,551	$20,762

The Company has entered into commercial transactions with Reuters Group PLC, including its wholly owned and partially owned subsidiaries (collectively, “Reuters”), a principal stockholder of the Company. As of November 30, 2002, Reuters owned approximately 49.8% of the issued and outstanding shares of the Company and had two representatives on the Board of Directors.

Reuters is a distributor of the Company’s products to customers in the financial services segment pursuant to a license, maintenance and distribution agreement between the Company and Reuters. Under the agreement, Reuters has agreed to pay a minimum guaranteed distribution fee, which consists of a portion of Reuters’ revenue from its sales of the Company’s products and related services and maintenance, to the Company in the amount of $20.0 million per year through December 2003. For the years ended December 31, 2002, 2001 and 2000, Reuters had guaranteed minimum distribution fees of $20.0 million, $20.0 million and $18.0 million, respectively. These fees are recognized ratably over the corresponding period as related party revenue. If actual distribution fees due from Reuters’ exceed the cumulative minimum year-to-date guarantee, incremental fees are due. Such incremental fees are recognized in the period when the year-to-date fees exceed the cumulative minimum guarantee. Royalty payments to Reuters for resale of Reuters products and services and fees associated with sales to the financial services segment are classified as related party cost of sales. In addition, the agreement requires

TIBCO SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the Company to provide Reuters with internal maintenance and support until December 31, 2011 for a fee of $2.0 million per year plus an annual CPI-based increase, subject to Reuters annual renewal option. This amount is recognized ratably over the corresponding period as related party maintenance revenue.

The Company recognized revenue from Reuters of $25.3 million, $25.6 million and $20.8 million in the years ended 2002, 2001 and 2000, respectively. Revenue from Reuters consists primarily of product and maintenance fees on its sales of TIBCO products under the terms of the license, maintenance and distribution agreement with Reuters. The Company incurred $2.9 million, $2.9 million and $3.0 million in royalty and commission expense to Reuters in the years ended 2002, 2001 and 2000, respectively.

Cisco Systems

As of November 30, 2002, 2001 and 2000, Cisco Systems, Inc. (“Cisco”) owned approximately 6%, 7% and 7% of the outstanding common stock, for the respective periods and had one representative on the Company’s Board of Directors as of November 30, 2002 and 2001 and two representatives on the Company’s Board of Directors as of November 30, 2000. The Company recorded license revenue from Cisco of $0.5 million, $1.3 million and $2.6 million and service and maintenance revenue of $1.5 million, $1.2 million and $0.9 million for the years ended November 30, 2002, 2001 and 2000, respectively.

Note 7.    Income Taxes

Significant components of the provision for income taxes are as follows (in thousands):

	Year Ended November 30,
	2002	2001	2000
Federal:
Current	$—	$9,070	$688
Deferred	14,281	(16,668)	—

	14,281	(7,598)	688
State:
Current	500	1,443	400
Deferred	6,831	(6,776)	—

	7,331	(5,333)	400
Foreign:
Current	2,500	2,462	800
Deferred	—	—	—

	2,500	2,462	800

Income tax (benefit) provision	$24,112	$(10,469)	$1,888

TIBCO SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company paid income taxes of $2.7 million, $1.3 million and $0.3 million for the years ended November 30, 2002, 2001 and 2000, respectively. Income (loss) before provision for income taxes consisted of (in thousands):

	Year Ended November 30,
	2002	2001	2000
United States	$(74,088)	$(27,947)	$(25,788)
International	3,670	4,236	2,725

Total	$(70,418)	$(23,711)	$(23,063)

The (benefit) provision for income taxes was at rates other than the U.S. Federal statutory tax rate for the following reasons:

	Year Ended November 30,
	2002	2001	2000
U.S. Federal statutory rate	(34.0)%	(35.0)%	(34.0)%
State taxes	(4.9)	(4.4)	(5.2)
Minimum taxes	—	—	5.3
R & D credits	(0.7)	(2.1)	(10.0)
In-process research and development	1.3	—	3.9
Goodwill	8.1	24.7	5.5
Stock option compensation	1.2	38.5	30.3
Foreign losses not benefited	—	—	4.0
Change in valuation allowance	61.8	(70.0)	3.7
Other	1.4	4.1	4.8

Income tax (benefit) provision	34.2%	(44.2)%	8.3%

U.S. income taxes and foreign withholding taxes were not provided for on a cumulative total of $11.1 million of undistributed earnings for certain non-U.S. subsidiaries. The Company intends to reinvest these earnings indefinitely in operations outside the U.S.

TIBCO SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of the Company’s deferred tax assets/liabilities are as follows (in thousands):

	Year Ended November 30,
	2002	2001	2000
Deferred tax liabilities:
Intangible assets	$(2,945)	$(1,532)	$(2,284)

Deferred tax assets:
Net operating loss carryforward	7,500	—	815
Stock option compensation	501	233	—
Reserves and accruals	31,110	14,728	7,732
Credit carryforwards	4,444	3,101	5,633
Depreciation and amortization	7,198	5,748	3,432
Unrealized (gains)/losses on marketable securities	5,814	(3,383)	(1,863)
Capital loss carryforward	—	—	785
Other	15	(729)	32

Total deferred tax assets	56,582	19,698	16,566

Valuation allowance	(53,637)	—	(16,566)

Net deferred tax assets/(liabilities)	$—	$18,166	$(2,284)

Due to changes in the current economic environment and based upon the weight of all available positive and negative evidence, management has determined that it is more likely than not that the deferred tax assets will not be utilized; and accordingly, recorded a full valuation allowance of $53.6 million for the year ended November 30, 2002.

As of November 30, 2002, the Company’s federal and state net operating loss carryforwards for income tax purposes were $507 million and $213 million, respectively, which expire through 2022. As of November 30, 2002, the Company’s federal and state tax credit carryforwards for income tax purposes were $5.2 million and $6.7 million, respectively, which expire through 2022. These net operating losses and tax credits arise from stock option benefits that will be credited to Additional Paid-In Capital when used. In the event of a change in ownership, as defined under federal and state tax laws, the Company’s net operating loss and tax credit carryforwards may be subject to annual limitation. The annual limitation may result in the expiration of the net operating loss and tax credit carryforwards before utilization.

Note 8.    Commitments and Contingencies

Leases

The Company leases office space and equipment under non-cancelable operating leases with various expiration dates through March 2014. Rental expense was approximately $19.5 million, $13.7 million and $8.4 million for the years ended November 30, 2002, 2001 and 2000, respectively.

TIBCO SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of November 30, 2002 future minimum lease payments under non-cancelable operating leases, including $45.2 million provided for as accrued restructuring costs and $6.1 million provided for as acquisition integration liabilities, are as follows (in thousands):

Year Ending November 30,	Expense	Sublease Income	Net
2003	$27,164	$1,183	$25,981
2004	25,871	1,290	24,581
2005	25,692	1,034	24,658
2006	24,497	345	24,152
2007	25,064	349	24,715
Thereafter	144,385	1,167	143,218

	$272,673	$5,368	$267,305

Legal Proceedings

The Company, certain investment bank underwriters and certain of the Company’s directors and officers have been named in a putative class action for violation of the federal securities laws in the United States District Court for the Southern District of New York, captioned, “In re TIBCO Software, Inc. Initial Public Offering Securities Litigation, 01 Civ. 6110 (SAS).” This is one of a number of cases challenging underwriting practices in the initial public offerings (“IPOs”) of more than 300 companies. These cases have been coordinated for pretrial proceedings as “In re Initial Public Offering Securities Litigation, 21 MC 92 (SAS).” Plaintiffs generally allege that certain underwriters engaged in undisclosed and improper underwriting activities, namely the receipt of excessive brokerage commissions and customer agreements regarding post-offering purchases of stock in exchange for allocations of IPO shares. Plaintiffs also allege that various investment bank securities analysts issued false and misleading analyst reports. The complaint against the Company claims that the purported improper underwriting activities were not disclosed in the registration statements for the Company’s IPO and secondary public offering and seeks unspecified damages on behalf of a purported class of persons who purchased the Company’s securities or sold put options during the time period from July 13, 1999 to December 6, 2000. The Company believes that it has meritorious defenses to the claims against it and intends to defend against the complaints vigorously. The Company has filed motions to dismiss the action.

A lawsuit with similar allegations of undisclosed improper underwriting practices, and part of the same coordinated proceedings, is pending against Talarian, which the Company acquired in April 2002. That action is captioned, “In re Talarian Corp. Initial Public Offering Securities Litigation, 01 Civ. 7474 (SAS).” The complaint against Talarian, certain of its underwriters, and certain of its former directors and officers claims that the purported improper underwriting activities were not disclosed in the registration statement for Talarian’s IPO and seeks unspecified damages on behalf of a purported class of persons who purchased Talarian securities during the time period from July 20, 2000 to December 6, 2000. The Company believes that there are meritorious defenses to the claims against Talarian and intends to defend against those claims vigorously. The Company has filed motions to dismiss the action.

Note 9.    Stockholders’ Equity

Preferred Stock

The Company’s Certificate of Incorporation, as amended, authorizes the Company to issue 25.0 million shares of $0.001 par value preferred stock.

TIBCO SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Common Stock

The Company’s Certificate of Incorporation, as amended, authorizes the Company to issue 1.2 billion shares of $0.001 par value common stock. A portion of the shares issued are subject to a right of repurchase by the Company subject to vesting, which is generally over a five year period from the grant date or employee hire date, as applicable, until vesting is complete. Unvested shares are subject to repurchase at the original exercise price. As of November 30, 2002, 2001 and 2000 shares of common stock subject to a repurchase option held by the Company totaled 0.3 million shares, 1.3 million shares and 3.6 million shares at weighted average prices of $1.17, $0.77 and $0.53 per share, respectively.

Benefit Plans

1996 Stock Option Plan. In 1996, the Company adopted the 1996 Stock Option Plan (the “1996 Plan”). The 1996 Plan provides for the granting of stock options to employees and consultants of the Company. Options granted under the 1996 Plan may be either incentive stock options or nonqualified stock options. Incentive stock options may be granted only to employees (including officers and directors who are employees). Nonqualified stock options may be granted to Company employees and consultants. Options under the 1996 Plan may be granted for terms not to exceed ten years. Options granted before the IPO are exercisable immediately upon grant and generally vest over five years and are subject to repurchase until vested. Options granted after the IPO, are not generally exercisable immediately and generally vest over four years. The 1996 Plan provides for an automatic increase to the number of shares of common stock reserved for issuance (to be added on the first day of each fiscal year beginning in 2000) equal to the lesser of (i) 60 million shares, (ii) 5% of the outstanding shares of the Company’s common stock, or (iii) a lesser amount determined by the Board of Directors. As of November 30, 2002, there were 9,278,018 shares reserved for grant under this plan.

Talarian Stock Option Plans. In April 2002, the Company assumed all of the Talarian Stock Option Plans (the “Talarian Plans”) in connection with the Company’s acquisition of Talarian. At the date of acquisition all outstanding options of Talarian common stock were converted, according to the exchange ratio, into options of the Company’s common stock with terms and conditions equivalent to those applicable at the time of conversion. The Company recorded $0.7 million of deferred compensation related to 486,965 options assumed and converted under this plan. Though the Company has no intention of additional grants there were 86,171 shares reserved for grant under this plan as of November 30, 2002.

2001 Stock Option Exchange Program. In January 2001, TIBCO’s Board of Directors approved a voluntary stock option exchange program for certain of the Company’s employees. Under the program, employees had the opportunity to cancel certain outstanding stock options granted to them under the 1996 Plan between September 9, 1999 and February 15, 2001 in exchange for a new option grant for an equal number of shares with terms and conditions substantially the same as the cancelled options to be granted on October 8, 2001. The program terminated on April 5, 2001. A total of 13,483,903 options were cancelled in connection with the option exchange. The exercise prices of the new options were the closing price on NASDAQ on October 8, 2001 at $8.00 per share. Members of TIBCO’s Board of Directors and executive officers were not eligible to participate in this program.

2000 Extensibility Stock Option Plan. In 2000, the Company adopted the 2000 Extensibility Stock Option Plan (the “Extensibility Plan”) in connection with options assumed in the Company’s acquisition of Extensibility. Extensibility employees who continued service with the Company were granted options with terms and conditions equivalent to those applicable at the date of acquisition. Though the Company has no intention of additional grants there were 20,900 shares reserved for grant under this plan as of November 30, 2002.

1998 Advisory Council Option Plan. In October 1998, the Company adopted the 1998 Advisory Council Option Plan (the “Advisory Plan”) as a sub-plan to the 1996 Plan for the purpose of attracting and retaining

TIBCO SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

personnel for service on an information technology advisory council. The Advisory Plan provides for an initial grant of 15,000 shares to each advisory council member (30,000 shares to the chairman). Options are granted at an exercise price not less than fair market value of the Common Stock on the date of grant, have a term not to exceed ten years and become exercisable over a two-year period with half of the shares vesting annually.

Employee Stock Purchase Program. In June 1999, the Company adopted the Employee Stock Purchase Program (the “ESP Program”) as a sub-plan to the 1996 Plan. Employees are generally eligible to participate in the ESP Program if they are customarily employed by the Company for more than 20 hours per week and more than 5 months in a calendar year and are not (and would not become as a result of being granted an option under the ESP Program) 5% stockholders of the Company. Under the ESP Program, eligible employees may select a rate of payroll deduction up to 10% of their eligible compensation subject to certain maximum purchase limitations.

Each offering period has a maximum duration of two years (the “Offering Period”) and consists of four six-month Purchase Periods (each, a “Purchase Period”). Offering Periods and Purchase Periods thereafter will begin on January 1 and July 1 of each year. Effective July 1, 2001, all future Offering Periods and Purchase Periods were changed to begin on February 1 and August 1 of each year. The price at which the common stock is purchased under the ESP Plan is 85% of the lesser of the fair market value of the Company’s common stock on the first day of the applicable Offering Period or on the last day of that Purchase Period. The ESP Program will terminate after a period of ten years unless terminated earlier as permitted by the ESP Program.

Under this Program, approximately 990,000, 1,040,000 and 892,000 shares were issued during fiscal 2002, 2001 and 2000, respectively, representing approximately $7.1 million, $6.6 million and $4.3 million in employee contributions for fiscal 2002, 2001 and 2000, respectively. As of November 30, 2002, there were 3,889,175 shares reserved for grant under this plan.

1998 Director Option Plan. In February 1998, the Company adopted the 1998 Director Option Plan (the “Director Plan”). As amended in April 2002, the Director Plan provides for an automatic initial grant of 100,000 shares to members of the Board who are not employees of the Company or Reuters (“External Directors”). At any subsequent annual re-election, each External Director shall be granted an option to purchase 40,000 additional shares. Options are granted at an exercise price not less than the fair market value of the stock on the date of grant, have a term not to exceed ten years and become exercisable over a three-year period with a third of the shares vesting annually. Any External Director with over one-year of consecutive service prior to the effective date of the Director Plan received an initial grant of 450,000 shares. As of November 30, 2002, there were 2,175,000 shares reserved for grant under this plan.

TIBCO SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The activity under all stock option plans is summarized as follows (in thousands, except per share data):

	Year Ended November 30,
	2002		2001		2000
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of period	34,011	$6.60	41,830	$27.09	31,440	$1.12
Granted	16,461	9.72	19,136	12.81	18,797	60.51
Exercised	(3,068)	3.01	(6,324)	0.90	(7,170)	1.47
Forfeited	(3,944)	11.95	(20,631)	55.65	(1,237)	22.95

Outstanding at end of period	43,460	7.55	34,011	6.60	41,830	27.09

Options exercisable at period end	23,397	5.66	16,491	2.43	24,664	4.02

The following table summarizes information about stock options outstanding at November 30, 2002 (in thousands, except number of years and per share data):

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number of Shares Underlying Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Shares Underlying Options	Weighted Average Exercise Price
$0.20 to $0.33	7,599	4.27 years	$0.22	7,599	$0.22
$0.34 to $2.00	4,964	6.12 years	1.63	4,959	1.63
$2.01 to $5.99	6,571	9.53 years	5.54	673	4.60
$6.00 to $8.00	11,161	8.89 years	7.96	5,848	7.99
$8.01 to $11.69	4,182	8.68 years	10.92	1,723	11.14
$11.70 to $15.41	7,848	9.03 years	12.74	1,858	12.58
$15.42 to $39.13	511	7.22 years	26.13	345	26.10
$39.14 to $74.67	624	7.38 years	54.72	392	54.11

Total	43,460	7.83 years	$7.55	23,397	$5.66

At November 30, 2002, the Company had reserved 13,617,193 and 2,175,000 shares of authorized but unissued common stock for future issuance under the 1996 Plan and the Director Plan, respectively.

Stock-Based Compensation

	Year Ended November 30,
	2002	2001	2000
Stock-based compensation related to:
Cost of sales	$527	$977	$3,025
Research and development	1,318	12,109	18,525
Sales and marketing	1,286	10,128	33,637
General and administrative	919	3,751	1,729

Total	$4,050	$26,965	$56,916

TIBCO SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company has recorded a total of $58.4 million in unearned compensation through November 30, 2002, representing the difference between the deemed fair value of our common stock at the date of grant and the exercise price of such options and in connection with acquisitions. In addition, as of November 30, 2002, the Company expects to record additional acquisition related compensation expense of up to $0.3 million in connection with additional cash consideration contingent on the vesting and exercise of stock options and restricted stock, which were unvested at the acquisition date. Amortization of stock-based compensation was $3.2 million, $26.4 million, and $16.7 million for the years ended November 30, 2002, 2001 and 2000, respectively and is expected to be $1.2 million in 2003, $0.3 million in 2004 and $0.1 million in 2005.

Stock-based compensation expense related to stock options granted to consultants is recognized as earned using the multiple option method, and is shown by expense category. At each reporting date, the Company re-values the stock options using the Black-Scholes option-pricing model. As a result, stock-based compensation expense will fluctuate as the fair market value of the Company’s common stock fluctuates. In connection with the grant of stock options to consultants, the Company recognized stock-based compensation income of $0.4 million, for the reversal of stock based compensation expense caused by a decline in the fair value of the Company’s common stock for the year ended November 30, 2002 and stock-based compensation expense of $0.1 million and $34.8 million for the years ended November 30, 2001 and 2000, respectively.

In fiscal 2002, 2001 and 2000, the Company recognized $1.3 million, $0.5 million and $5.4 million, respectively as stock compensation expense related to the employer portion of payroll taxes due as a result of employee exercises of non-qualified stock options.

Fair Value Disclosures

Had compensation cost for the Company’s stock-based compensation plan been determined based on the fair value at the grant date for the awards under a method prescribed by SFAS No. 123, the Company’s net loss would have increased to the pro forma amounts indicated below (in thousands):

	Year Ended November 30,
	2002	2001	2000
Net income (loss):
As reported	$(94,580)	$(13,242)	$(24,951)
Pro forma	(203,084)	20,973	(295,974)
Net income (loss) per share—basic:
As reported	$(0.46)	$(0.07)	$(0.14)
Pro forma	(0.99)	0.11	(1.61)
Net income (loss) per share—diluted:
As reported	$(0.46)	$(0.07)	$(0.14)
Pro forma	(0.99)	0.10	(1.61)

The Company calculated the value of each option grant on the date of the grant using a Black-Scholes option-pricing model with the following assumptions:

	Stock Option Plans			ESP Plan
	2002	2001	2000	2002	2001	2000
Risk free interest rates	3.2%	4.2%	6.3%	3.2%	4.2%	6.3%
Expected lives (in years)	3.0	3.0	3.0	0.5	0.5	0.5
Dividend yield	0.0	0.0	0.0	0.0	0.0	0.0
Expected volatility	117%	128%	122%	117%	128%	122%

TIBCO SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

These pro forma amounts may not be representative of the effects on reported net loss for future years as options vest over several years and additional awards are generally made each year. The weighted average fair value of a share of common stock underlying options granted in the years ended November 30, 2002, 2001 and 2000 was $7.86, $10.89, and $51.77, respectively.

401(k) Plan.    The Company’s employee savings and retirement plan is qualified under Section 401 of the Internal Revenue Code. Employees may elect to reduce their current compensation by up to the statutory prescribed annual limit and have the amount of such reduction contributed to the 401(k) Plan. The Company provides matches to employee contributions up to 4% of an employee’s base pay and an additional 50% match on employee contributions of the next 2% of base pay. The Company’s matching contributions to the Plan totaled $3.3 million, $2.8 million and $1.8 million in fiscal 2002, 2001 and 2000, respectively.

Note 10.    Segment Information

The Company operates primarily in one industry segment: the development and marketing of a suite of software products that enables businesses to link internal operations, business partners and customer channels through the real-time distribution of information. Revenue by geographic area is as follows (in thousands):

	Year Ended November 30,
	2002	2001	2000
Americas	$164,717	$183,940	$173,303
Europe	93,743	113,727	68,341
Pacific Rim	14,933	24,424	12,445

Total Revenue	$273,393	$322,091	$254,089

Revenue from Reuters, a European customer, accounted for 9%, 8% and 8% of total revenue for the years ended November 30, 2002, 2001 and 2000, respectively. Long-lived assets outside the United States at November 30, 2002 and 2001 were not material.

Note 11.    Business Combinations

PRAJA Inc.

On September 13, 2002, the Company completed its acquisition of PRAJA, a privately held developer of business activity monitoring software. The Company expects that the acquisition will give its customers new capabilities in directly monitoring real-time business operations against key performance indicators. The total purchase price of the acquisition, which was structured as an asset purchase transaction, was comprised of $3.2 million of cash and the assumption of $0.3 million net liabilities. The entire $3.5 million cost was allocated to goodwill and, as required by SFAS No. 141 and SFAS No. 142, will be reviewed annually for impairment. The results of operations of PRAJA are included in the Company’s Consolidated Statement of Operations from the date of the acquisition.

Talarian Corporation

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

TIBCO SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The shares issued in the acquisition have been valued in accordance with EITF Issue No. 99-12, “Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination.” In accordance with EITF No. 99-12, the Company has established that the first date on which the number of the Company shares and the amount of other consideration became fixed was March 28, 2002. Accordingly, the Company has valued the transaction using the average closing price three days before and after March 28, 2002 of $12.29 per share.

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

TIBCO SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The allocation of purchase price, excluding contingent purchase consideration, to the tangible and identifiable intangible assets acquired and liabilities assumed is as follows (in thousands):

Fair value of net tangible assets acquired	$37,472
Intangible assets acquired:
Developed technology	4,200
Customer base	600
Trademarks	100
OEM customer royalties	1,000
Noncompete agreement	400
In-process research and development	2,400
Goodwill	68,341

Purchase price	$114,513

In-process research and development, relating to development projects that had not reached technological feasibility and that had no future alternative uses, was expensed upon consummation of the merger. Other identifiable intangible assets are being amortized over their useful lives of two years for non-compete agreements, three years for developed technology, 3 ½ years for customer base and trademarks, and five years for royalties.

Developed technology and in-process research and development (“IPRD”) were identified and valued through extensive interviews and analysis of data provided by Talarian concerning development projects, their stage of development, the time and resources needed to complete them, if applicable, their expected income generating ability and associated risks. Where development projects had reached technological feasibility, they were classified as developed technology and the value assigned to developed technology was capitalized. The income approach, which includes an analysis of the cash flows and risks associated with achieving such cash flows, was the primary technique utilized in valuing acquired intangible assets. Key assumptions included a discount rate of 36% and estimates of revenue growth, maintenance renewal rates, cost of sales, operating expenses and taxes. The development projects have been completed within management’s original estimates.

The residual purchase price of $68.3 million has been recorded as goodwill. Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” goodwill relating to the Talarian acquisition is not being amortized and will be tested for impairment annually or whenever events indicate that impairment may have occurred.

TIBCO SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

	Original Costs	Utilized	Balance Remaining at November 30, 2002
Workforce reductions	$1,031	$(1,031)	$—
Facilities	7,410	(1,286)	6,124

	$8,441	$(2,317)	$6,124

The acquisition integration liabilities are based on the Company’s current integration plan, which principally focuses on the elimination of redundant administrative overhead and support activities and the restructuring and repositioning of the sales/marketing and research and development organizations to eliminate redundancies in these activities.

The workforce reductions represent the termination of 42 Talarian employees, including 10 research and development, 14 sales and marketing, and 18 administrative personnel.

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

If the Company had acquired Talarian and PRAJA at the beginning of each of the periods presented, the Company’s unaudited pro forma net revenues, net loss and net loss per share would have been as follows:

	Fiscal Year Ended November 30,
	2002	2001
Revenue	$284,050	$335,864

Net loss	$(103,601)	$(38,702)

Net loss per share (basic and diluted)	$(0.50)	$(0.20)

TIBCO SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Extensibility Inc.

In August 2000, the Company entered into an Agreement and Plan of Reorganization to acquire Extensibility, a provider of enabling technologies for XML-based application infrastructures. As a result of the acquisition, Extensibility became a wholly owned subsidiary of TIBCO. In connection with the acquisition, TIBCO issued common stock in exchange for all of the outstanding capital stock and options of Extensibility. The acquisition was consummated on September 5, 2000 and was intended to be treated as a tax-free reorganization under Section 368 of the Internal Revenue Code of 1986, as amended, and accounted for under the purchase method of accounting. The results of operations of Extensibility and the estimated fair value of the assets acquired and liabilities assumed are included in the Company’s financial statements from the date of acquisition.

The total fair market value of the consideration is approximately $102.4 million which consists of the allocated purchase price of $67.5 million and $34.9 million in stock compensation related to unvested stock options that were assumed as well as stock that was issued as part of the consideration for the acquisition. The purchase price of $67.5 million includes the value of securities issued in the amount of $59.9 million, the assumption of Extensibility options totaling $5.1 million, acquisition related expenses, consisting of financial advisory, accounting and legal fees, of approximately $2.5 million. The Company assumed liabilities with the fair value of $0.6 million and recorded $2.2 million for deferred tax liabilities related to the acquired intangibles.

The allocation of the purchase price to intangibles was based upon an independent, third-party appraisal and management’s estimates and was as follows (in thousands):

In-process research and development	$2,260
Existing technology	2,830
Customer base	2,060
Workforce	1,140
Trademarks	250
Non compete agreement	80
Goodwill	61,649

Total goodwill and acquired intangibles	$70,269

The goodwill and acquired intangibles have estimated useful lives of between 2 and 5 years.

A portion of the purchase price was allocated to developed technology, which is shown as “Existing technology” in the table above, and in-process research and development (IPRD). Management estimated that $2.3 million of the purchase price represented IPRD that has not yet reached technological feasibility and has no alternative future use. Accordingly, this amount was immediately charged to expense upon consummation of the acquisition. Developed technology and IPRD were identified and valued through extensive interviews, analysis of data provided by Extensibility concerning development projects, their stage of development, the time and resources needed to complete them, if applicable, their expected income generating ability and associated risks. The income approach, which includes an analysis of the cash flows, and risks associated with achieving such cash flows, was the primary technique utilized in valuing the developed technology and IPRD. Key assumption included a discount rate of 40% and estimates of growth, maintenance renewal rates, cost of sales, operating expenses and taxes. The development projects have been completed within management’s original estimates.

TIBCO SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Where development projects had reached technological feasibility, they were classified as developed technology and the value assigned to developed technology was capitalized. The developed technology is being amortized on a straight-line basis over its estimated useful life of five years.

A customer base represents established relationships with businesses that repeatedly order from a company. The income approach was used to estimate the value of Extensibility’s customer base by determining the present value of future cash flows generated by existing customers. Key assumptions used in the calculation included a discount rate of 35% and estimates of revenue growth, cost of sales, operating expenses and tax rate provided by management of Extensibility. The customer base is being amortized on a straight-line basis over its estimated useful life of four years.

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

The following unaudited pro forma information combines the results of operations as if the acquisition of Extensibility had been consummated as of the beginning of the period presented (in thousands, except for per share data):

Year Ended November 30, 2000
Revenue	$252,197
Net loss	(55,405)
Basic and diluted net loss per share	$(0.30)

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

TIBCO SOFTWARE INC.

QUARTERLY RESULTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended Fiscal 2002				Three Months Ended Fiscal 2001
	Nov. 30, 2002	Aug. 31, 2002	May 31, 2002	Feb. 28, 2002	Nov. 30, 2001	Aug. 31, 2001	May 31, 2001	Feb. 28, 2001
Revenue:
License revenue:
Non-related parties	$38,324	$30,802	$31,973	$43,066	$45,857	$42,542	$55,063	$53,872
Related parties	3,508	3,841	3,800	3,800	4,717	5,049	5,266	4,391

Total license revenue	41,832	34,643	35,773	46,866	50,574	47,591	60,329	58,263
Services and maintenance revenue:
Non-related parties	25,934	24,913	24,781	23,908	25,323	25,092	21,936	21,516
Related parties	2,932	3,014	3,112	3,259	2,347	2,536	1,421	2,323
Billed expenses	593	718	467	650	808	785	719	528

Total services and maintenance revenue	29,459	28,645	28,360	27,817	28,478	28,413	24,076	24,367
Total revenue	71,291	63,288	64,133	74,683	79,052	76,004	84,405	82,630
Cost of revenue:
Stock-based compensation	97	108	169	153	175	191	235	376
Other cost of revenue non-related parties	14,172	13,887	15,664	14,552	15,395	14,689	15,813	17,835
Other cost of revenue related parties	225	51	1,408	1,003	1,049	1,129	371	388

Total cost of revenue	14,494	14,046	17,241	15,708	16,619	16,009	16,419	18,599
Gross profit	56,797	49,242	46,892	58,974	62,433	59,995	67,986	64,031

Operating expenses:
Research and development:
Stock-based compensation	235	296	336	451	2,914	2,044	2,577	4,574
Other research and development	18,724	17,788	18,206	16,308	19,039	19,111	20,387	20,341
Sales and marketing:
Stock-based compensation	360	431	206	289	934	741	6,161	2,292
Other sales and marketing	29,274	31,773	34,398	31,022	33,887	32,247	37,668	33,016
General and administrative:
Stock-based compensation	26	237	76	579	114	204	3,001	432
Other general and administrative	5,063	5,329	6,217	4,796	4,456	4,833	5,977	7,533
Acquired in-process research and development	—	—	2,400	—	—	—	—	—
Restructuring charges	—	19,692	29,645	—	8,567	—	12,630	—
Amortization of goodwill and acquired intangibles	6,201	6,354	6,020	5,854	5,852	5,854	5,854	5,956

Total operating expenses	59,883	81,900	97,504	59,299	75,763	65,034	94,255	74,144

Loss from operations	(3,086)	(32,658)	(50,612)	(325)	(13,330)	(5,039)	(26,269)	(10,113)
Interest and other income and (loss), net	6,064	7,154	(5,122)	8,166	4,860	10,074	6,620	9,486

Net income (loss) before income taxes	2,978	(25,504)	(55,734)	7,841	(8,470)	5,035	(19,649)	(627)
Provision for (benefit from) income taxes	(389)	19,882	258	4,410	(2,871)	(5,492)	(1,881)	(225)

Net income (loss)	$3,367	$(45,386)	$(55,992)	$3,431	$(5,599)	$10,527	$(17,768)	$(402)

Net loss per share:
Basic	$0.02	$(0.22)	$(0.27)	$0.02	$(0.03)	$0.05	$(0.09)	$(0.00)

Weighted average common shares outstanding	209,484	208,026	204,630	201,144	197,198	196,087	194,190	192,527

Net loss per share:
Diluted	$0.02	$(0.22)	$(0.27)	$0.02	$(0.03)	$0.05	$(0.09)	$(0.00)

Weighted average common shares outstanding	217,504	208,026	204,630	217,520	197,198	211,595	194,190	192,527

TIBCO SOFTWARE INC.

QUARTERLY RESULTS OF OPERATIONS—(Continued)
(as a percentage of total revenue)
(unaudited)

	Three Months Ended Fiscal 2002				Three Months Ended Fiscal 2001
	Nov. 30, 2002	Aug. 31, 2002	May 31, 2002	Feb. 28, 2002	Nov. 30, 2001	Aug. 31, 2001	May 31, 2001	Feb. 28, 2001
Revenue:
License revenue:
Non-related parties	54%	49%	50%	58%	58%	56%	65%	65%
Related parties	5	6	6	5	6	7	6	5

Total license revenue	59	55	56	63	64	63	71	70
Service and maintenance revenue:
Non-related parties	36	39	39	32	32	33	26	26
Related parties	4	5	5	4	3	3	2	3
Billed expenses	1	1	—	1	1	1	1	1

Total service and maintenance revenue	41	45	44	37	36	37	29	30
Total revenue	100	100	100	100	100	100	100	100
Cost of revenue:
Stock-based compensation	—	—	—	—	0	0	0	0
Other cost of revenue non-related parties	20	22	24	20	19	18	18	21
Other cost of revenue related parties	—	—	2	1	1	2	0	1

Total cost of revenue	20	22	26	21	20	20	18	22
Gross profit	80	78	74	79	80	80	82	78

Operating expenses:
Research and development:
Stock-based compensation	—	1	1	1	4	3	3	6
Other research and development	26	28	28	22	24	25	24	25
Sales and marketing:
Stock-based compensation	1	1	—	—	1	1	7	3
Other sales and marketing	41	50	55	41	44	44	45	39
General and administrative:
Stock-based compensation	—	—	—	1	0	0	4	1
Other general and administrative	7	9	10	6	6	6	7	9
Restructuring charges	—	31	46	—	11	—	15	—
Acquired in-process research and development	—	—	4	—	—	—	—	—
Amortization of goodwill and acquired intangibles	9	10	9	8	7	8	7	7

Total operating expenses	84	130	153	79	97	87	112	90

Loss from operations	(4)	(52)	(79)	—	(17)	(7)	(30)	(12)
Interest and other income, net	9	11	(8)	11	6	14	8	12

Net income (loss) before income taxes	5	(41)	(87)	11	(11)	7	(22)	—
Provision for (benefit from) income taxes	(1)	31	—	6	(4)	(7)	(2)	—

Net income (loss)	6%	(72)%	(87)%	5%	(7)%	14%	(20)%	—%

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on this 5th day of February, 2003.

TIBCO Software Inc.

By:	/s/ CHRISTOPHER G. O’MEARA
Christopher G. O’Meara Executive Vice President, Finance and Chief Financial Officer

POWER OF ATTORNEY

KNOW ALL THESE PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Vivek Y. Ranadive and Christopher G. O’Meara, and each of them, his or her attorneys-in-fact, each with full power of substitution, for him or her in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each said attorneys-in-fact or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ VIVEK Y. RANADIVE Vivek Y. Ranadive	President, Chief Executive Officer, Chairman of the Board and Director (Principal Executive Officer)	February 5, 2003

/s/ CHRISTOPHER G. O’MEARA Christopher G. O’Meara	Executive Vice President, Finance and Chief Financial Officer (Principal Financial Officer)	February 5, 2003

/s/ GINGER M. KELLY Ginger M. Kelly	Corporate Controller and Chief Accounting Officer (Chief Accounting Officer)	February 5, 2003

/s/ PHILIP GREEN Philip Green	Director	February 5, 2003

/s/ NAREN GUPTA Naren Gupta	Director	February 5, 2003

II-1

Signature	Title	Date

/s/ WILLIAM A. OWENS William A. Owens	Director	January 21, 2003

/s/ MATTHEW J. SZULIK Matthew J. Szulik	Director	January 24, 2003

/s/ MICHELANGELO VOLPI Michelangelo Volpi	Director	February 5, 2003

II-2

TIBCO SOFTWARE INC.

CERTIFICATIONS

I, Vivek Y. Ranadivé, certify that:

1.    I have reviewed this annual report on Form 10-K of TIBCO Software Inc.;

2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within these entities, particularly during the period in which this annual report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant ‘s internal controls; and

6.    The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 5, 2003

By:	/s/ VIVEK Y. RANADIVÉ
Name:	Vivek Y. Ranadivé
Title:	President, Chief Executive Officer and Chairman of the Board

TIBCO SOFTWARE INC.

I, Christopher G. O’Meara, certify that:

1.    I have reviewed this annual report on Form 10-K of TIBCO Software Inc.;

2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within these entities, particularly during the period in which this annual report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant ‘s internal controls; and

6.    The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 5, 2003

By:	/s/ CHRISTOPHER G. O’MEARA
Name:	Christopher G. O’Meara
Title:	Executive Vice President, Finance and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Exhibits
*3.1	Certificate of Incorporation of Registrant.
**3.2	Bylaws of Registrant.
**4.1	Form of Registrant’s Common Stock certificate.
**10.1	Form of Indemnification Agreement.
**10.2	First Amended and Restated License, Maintenance and Distribution Agreement dated May 28, 1999 among Reuters Limited, TIBCO Finance Technology, Inc. and Registrant.
+10.3	Third Amended and Restated Stockholders Agreement, among Reuters Nederland B.V., Reuters Limited, Cisco Systems, Inc., Mayfield IX, Mayfield Associated Fund III, Vivek Ranadive and Registrant.
+10.4	1996 Stock Plan, as amended.
++10.5	1998 Director Option Plan, as amended.
+10.6	Assignment and Assumption of Lease Agreement between TIBCO Finance Technology, Inc. and Registrant.
+10.7	Employment Agreement between Registrant and Vivek Y. Ranadive.
+10.8	Employment Agreement between Registrant and Robert P. Stefanski.
**10.12	Industrial Lease Agreement dated December 14, 1995 between Porter Drive Associated LLC and TIBCO Finance Technology, Inc. (formerly known as Teknekron Software Systems (Delaware), Inc.).
++10.13	Lease Agreement dated September 24, 1999 between The Board of Trustees of the Leland Stanford Junior University and the Registrant.
++10.14	Lease Agreement dated January 21, 2000 between Spier Properties, L.P. and the Registrant.
***10.15	Addendum to the First Amended and Restated License, Maintenance and Distribution Agreement effective as of June 2, 2001, among Reuters Limited, TIBCO Finance Technology, Inc. and Registrant.
10.16
Letter of Extension of Addendum to the First Amended and Restated License, Maintenance and Distribution Agreement effective as of June 2, 2001, among Reuters Limited, TIBCO Finance Technology, Inc. and Registrant.

+++10.17	Extensibility Inc. 2000 Stock Option Plan.
****10.18	Talarian Corporation 2000 Equity Incentive Plan.
****10.19	Talarian Corporation 1998 Equity Incentive Plan.
****10.20	Talarian Corporation 1991 Stock Option Plan.
****10.21	White Barn, Inc. Stock Option Plan.
****10.22	White Barn, Inc. 2000 Equity Incentive Plan.
21.1	List of subsidiaries.
23.2	Consent of PricewaterhouseCoopers LLP, Independent Accountants.
24.1	Power of Attorney (included on signature page).
99.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	These exhibits are incorporated by reference to exhibits similarly numbered in the Registrant’s Registration Statement File No. 333-83491.
**	These exhibits are incorporated by reference to exhibits similarly numbered in the Registrant’s Registration Statement File No. 333-78195.
+	These exhibits are incorporated by reference to exhibits similarly numbered in the Registrant’s Registration Statement File No. 333-31358.
++	These exhibits are incorporated by reference to exhibits similarly numbered in the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on April 17, 2000.

***	This exhibit is incorporated by reference to exhibits similarly numbered in the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on October 5, 2001.
+++	This exhibit is incorporated by reference to exhibits filed with the Registrant’s Registration Statement on Form S-8 File No. 333-48260.
****	These exhibits are incorporated by reference to exhibits filed with the Registrant’s Registration Statement on Form S-8 File No. 333-88730.