Form 10-Q
period 2003-02-28
TIBCO SOFTWARE INC
filed 2003-04-10
CIK 1085280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2003

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

3303 Hillview Avenue, Palo Alto, California 94304-1213

(Address of principal executive offices) (Zip Code)

(650) 846-1000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s Common Stock, $0.001 par value, as of April 2, 2003 was 211,345,755.

TIBCO SOFTWARE INC.

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

TIBCO SOFTWARE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	February 28, 2003	November 30, 2002
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$110,221	$57,229
Short-term investments	542,416	580,624
Accounts receivable, net of allowances; $6,074 and $5,686, respectively	36,052	59,795
Due from related parties	5,548	1,483
Other current assets	12,795	14,462

Total current assets	707,032	713,593
Property and equipment, net of accumulated depreciation; $36,806 and $33,067, respectively	51,531	54,827
Other assets	8,925	8,348
Goodwill	103,183	101,993
Acquired intangibles, net of accumulated amortization; $16,673 and $18,033, respectively	12,947	15,827

	$883,618	$894,588

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,830	$5,242
Amounts due related parties	376	1,846
Accrued liabilities	32,686	41,681
Accrued excess facilities costs	49,143	51,311
Deferred revenue	46,337	49,781

Total current liabilities	133,372	149,861

Commitments and contingencies (Note 4)
Stockholders’ equity:
Common stock	212	210
Additional paid-in capital	915,647	912,821
Unearned stock-based compensation	(939)	(1,333)
Accumulated other comprehensive income	3,533	2,897
Accumulated deficit	(168,207)	(169,868)

Total stockholders’ equity	750,246	744,727

	$883,618	$894,588

See accompanying notes to condensed consolidated financial statements.

TIBCO SOFTWARE INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three Months Ended,
	February 28, 2003	February 28, 2002
	(Unaudited)
License revenue:
Non-related parties	$24,785	$43,066
Related parties	10,190	3,800

Total license revenue	34,975	46,866

Service and maintenance revenue:
Non-related parties	24,908	23,908
Related parties	3,223	3,259
Reimbursable expenses	547	649

Total service and maintenance revenue	28,678	27,816

Total revenue	63,653	74,682
Cost of revenue:
Stock-based compensation	54	153
Other cost of revenue non-related parties	13,232	14,552
Other cost of revenue related parties	403	1,003

Gross profit	49,964	58,974

Operating expenses:
Research and development:
Stock-based compensation	227	451
Other research and development	17,276	16,308
Sales and marketing:
Stock-based compensation	37	289
Other sales and marketing	26,849	31,022
General and administrative:
Stock-based compensation	39	579
Other general and administrative	5,025	4,796
Restructuring charge	1,100	—
Amortization of acquired intangibles	1,691	5,854

Total operating expenses	52,244	59,299

Loss from operations	(2,280)	(325)
Interest and other income, net	5,103	8,166

Net income before income taxes	2,823	7,841
Provision for income taxes	1,162	4,410

Net income	$1,661	$3,431

Net income per share:
Basic	$0.01	$0.02

Weighted average common shares outstanding	210,224	201,144

Net income per share:
Diluted	$0.01	$0.02

Weighted average common shares outstanding	218,809	217,520

See accompanying notes to condensed consolidated financial statements.

TIBCO SOFTWARE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended,
	February 28, 2003	February 28, 2002
	(Unaudited)
Cash flows from operating activities:
Net income	$1,661	$3,431
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,787	3,022
Amortization of acquired intangibles	1,690	5,854
Amortization of stock-based compensation	357	809
Realized gain on investments	(462)	(2,039)
Changes in assets and liabilities:
Accounts receivable	23,743	4,740
Due from related parties, net	(5,535)	(587)
Other assets	1,002	1,965
Accounts payable	(412)	8,267
Accrued liabilities and excess facilities	(11,688)	(7,925)
Deferred revenue	(3,444)	1,995

Net cash provided by operating activities	10,699	19,532

Cash flows from investing activities:
Purchases of short-term investments	(121,958)	(177,415)
Sales and maturities of short-term investments	161,815	226,848
Purchases of property and equipment, net	(491)	(24,098)
Purchases of private equity investments	—	(94)

Net cash provided by investing activities	39,366	25,241

Cash flows from financing activities:
Proceeds from exercise of stock options	150	5,232
Proceeds from employee stock purchase program	2,783	4,291

Net cash provided by financing activities	2,933	9,523

Effect of exchange rate changes on cash	(6)	39

Net change in cash and cash equivalents	52,992	54,335
Cash and cash equivalents at beginning of period	57,229	100,158

Cash and cash equivalents at end of period	$110,221	$154,493

See accompanying notes to condensed consolidated financial statements.

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.    Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by TIBCO Software Inc. (the “Company” or “TIBCO”) in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company, and its results of operations and cash flows. These condensed consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and notes as of and for the year ended November 30, 2002 included in the Company’s Form 10-K filed with the Securities and Exchange Commission on February 5, 2003.

For purposes of presentation, the Company has indicated the first quarter of fiscal 2003 and 2002 as ending on February 28, 2003 and February 28, 2002, respectively; whereas, in fact, the Company’s first fiscal quarters ended on the Friday nearest to the end of February.

The results of operations for the three months ended February 28, 2003 are not necessarily indicative of the results that may be expected for the year ending November 30, 2003 or any other interim period, and the Company makes no representations related thereto.

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Certain reclassifications have been made to prior year balances in order to conform to the current period presentation. These reclassifications had no impact on previously reported net income or cash flows.

2.    Summary of Significant Accounting Policies

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

Goodwill and Other Intangibles

The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” on December 1, 2002. In accordance with SFAS No. 142, goodwill and intangible assets with indefinite useful lives are no longer amortized, but are instead tested for impairment annually or sooner if circumstances indicate that it may no longer be recoverable. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill and the reassessment of the useful lives of existing recognized intangibles. In accordance with this statement, assembled workforce has been reclassified to goodwill.

TIBCO SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

Net Income Per Share

Basic net income per share is computed by dividing the net income available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing the net income for the period by the weighted average number of common and potential common shares outstanding during the period if their effect is dilutive. Certain potential common shares were not included in computing net income per share because they were anti-dilutive.

Stock-Based Compensation

The Company accounts for employee stock-based compensation plans using the intrinsic value method. Accordingly, deferred compensation is only recorded if the current market price of the underlying stock exceeds the exercise price on the date of grant.

TIBCO SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following is a summary of the effect on net income and earnings per share if the Company had applied a fair value method prescribed by SFAS No. 123 to account for stock-based compensation for the periods indicated (in thousands, except per share data):

	Three-Months Ended,
	February 28, 2003	February 28, 2002
Net income, as reported	$1,661	$3,431
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	$(13,771)	$(29,364)
Pro forma net income (loss)	$(12,110)	$(25,933)

Earnings per share:
Basic—as reported	$0.01	$0.02

Basic—pro forma	$(0.06)	$(0.13)

Diluted—as reported	$0.01	$0.02

Diluted—pro forma	$(0.06)	$(0.13)

These pro forma amounts may not be representative of the effects for future years as options vest over several years and additional awards are generally made each year.

Stock-based compensation expense related to stock options granted to consultants is recognized as earned using the multiple option method, and is shown by expense category. At each reporting date, the Company re-values the unvested portion of the option using the Black-Scholes option pricing model. As a result, the stock-based compensation expense will fluctuate as the fair market value of the Company’s common stock fluctuates.

Recent Accounting Pronouncements

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock Based Compensation—Transition and Disclosure—an Amendment of FAS 123.” SFAS No. 148 provides two additional transition methods for entities that adopt the preferable method of accounting for stock based compensation. Further, the statement requires disclosure of comparable information for all companies regardless of whether, when, or how an entity adopts the preferable, fair value based method of accounting. These disclosures are now required for interim periods in addition to annual disclosure. The Company adopted the additional disclosure provisions of SFAS No. 148 in the first quarter of fiscal 2003. The transition provisions of SFAS No. 148 are currently not applicable to the Company as it continues to account for options under APB No. 25.

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” This interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements, addresses consolidation by business enterprises of variable interest entities that possess certain characteristics. FIN 46 requires that if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities, and results of the activities of the variable interest entity must be included in the consolidated financial statements with those of the business enterprise. FIN 46 applies immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. The Company does not have any ownership in any variable interest entities as of January 31, 2003. the Company will apply the consolidation requirements of FIN 46 in future periods should interest in a variable interest entity be acquired.

TIBCO SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

3.    Goodwill and Other Intangibles

In connection with the adoption of SFAS No. 142 on December 1, 2002, $103.2 million in goodwill, which includes $1.2 million in assembled workforce, net of accumulated amortization and taxes that was reclassified to goodwill, is no longer amortized, but is instead tested for impairment annually or sooner if circumstances indicate that it may no longer be recoverable.

SFAS No. 142 prescribes a two-step process for transitional impairment testing of goodwill. The first step, screens for impairment, while the second step, measures the impairment, if any. The Company performed its transitional goodwill impairment test during the first quarter of fiscal 2003. SFAS No. 142 requires impairment testing based on reporting units, however, the Company operates in one segment which it considers its sole reporting unit. Therefore, goodwill was tested for impairment at the entity level. The fair value of the entity, which was determined based on current market capitalization, exceeded its carrying value, therefore, goodwill was determined not to be impaired.

The following is a summary of reported net income (loss) and net income (loss) per share as adjusted to exclude amortization of goodwill and assembled workforce for the period indicated (in thousands, except per share amounts):

	Three Months Ended,		Year Ended,
	February 28, 2003	February 28, 2002	November 30, 2002	November 30, 2001	November 30, 2000
Reported net income (loss)	$1,661	$3,431	$(94,580)	$(13,242)	$(24,951)
Goodwill amortization	—	4,355	17,421	17,523	5,759
Assembled workforce amortization	—	298	1,048	1,190	763

Adjusted net income (loss)	$1,661	$8,084	$(76,111)	$5,471	$(18,429)

Basic earnings per share:
Reported net income	$0.01	$0.02	$(0.46)	$(0.07)	$(0.14)

Goodwill amortization	—	0.02	0.08	0.09	0.03

Assembled workforce amortization	—	—	0.01	0.01	0.01

Adjusted net income (loss)	$0.01	$0.04	$(0.37)	$0.03	$(0.10)

Diluted earnings per share:
Reported net income	$0.01	$0.02	$(0.46)	$(0.07)	$(0.14)

Goodwill amortization	—	0.02	0.08	0.09	0.03

Assembled workforce amortization	—	—	0.01	0.01	0.01

Adjusted net income (loss)	$0.01	$0.04	$(0.37)	$0.03	$(0.10)

The changes in the carrying amount of goodwill for the three months ended February 28, 2003 are as follows:

Amount
Balance as of November 30, 2002	$101,993
Reclassification of workforce	1,190

Balance as of February 28, 2003	$103,183

TIBCO SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The Company had no intangible assets that are not subject to amortization as of either of the periods presented. The following is a summary of amortized acquired intangible assets for the periods indicated (in thousands):

	February 28, 2003			November 30, 2002
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Existing technology	$21,030	$(11,915)	$9,115	$21,030	$(10,723)	$10,307
Customer base	4,960	(3,221)	1,739	4,960	(2,949)	2,011
Workforce	—	—	—	4,240	(3,050)	1,190
Trademarks	1,550	(980)	570	1,550	(897)	653
Non-compete agreement	480	(247)	233	480	(197)	283
OEM customer royalty agreements	1,000	(167)	833	1,000	(117)	883
Maintenance agreements	600	(143)	457	600	(100)	500

Total	$29,620	$(16,673)	$12,947	$33,860	$(18,033)	$15,827

The following is a summary of the aggregate goodwill and acquired intangible assets amortization expense for the periods indicated (in thousands):

Amount
Three months ended, February 28, 2003	$1,691
Three months ended, February 28, 2002	$5,854
Year ended, November 30, 2002	$24,428
Year ended, November 30, 2001	$23,516
Year ended, November 30, 2000	$10,479

The estimated future amortization expense of acquired intangible assets as of February 28, 2003 is as follows (in thousands):

Amount
Remaining 2003	$5,073
2004	6,201
2005	1,391
2006	200
2007	82
Thereafter	—

Total	$12,947

TIBCO SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

4.    Commitments and Contingencies

Leases

As of February 28, 2003, future minimum lease payments under non-cancelable operating leases, including $43.5 million provided for as accrued restructuring costs and $5.6 million provided for as acquisition integration liabilities, are as follows (in thousands):

	Sublease
	Expense	Income	Net
Remaining 2003	$20,784	$950	$19,834
2004	26,253	1,323	24,930
2005	25,873	1,068	24,805
2006	24,623	464	24,159
2007	25,254	470	24,784
Thereafter	144,510	1,552	142,958

Total	$267,297	$5,827	$261,470

Derivative Instruments

The Company conducts business in North America, South America, Asia, the Middle East and Europe. As a result, the Company’s financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. A majority of sales are currently made in U.S. dollars. The Company enters into foreign currency forward exchange contracts (“forward contracts”) to manage exposure related to accounts receivables denominated in foreign currencies. The Company does not enter into derivative financial instruments for trading purposes. Gains and losses on the contracts are included in other income (loss) in the Company’s Consolidated Statements of Operations and offset foreign exchange gains or losses from the revaluation of intercompany balances. The Company’s foreign exchange forward contracts related to accounts receivable generally have original maturities corresponding to the due dates of the receivable. The Company had outstanding forward contracts with notional amounts totaling approximately $0.3 million at February 28, 2003 and expires through August 2003. The fair value of these forward contracts at February 28, 2003 was not significant.

Indemnifications

In the first quarter of fiscal 2003, the Company adopted Financial Accounting Standards Board Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosure about guarantees that an entity has issued, including a reconciliation of changes in the entity’s product warranty liabilities. The initial recognition and measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company’s software license agreements typically provide for indemnification of customers for intellectual property infringement claims. To date, no such claims have been filed against the Company. The Company also warrants to customers that software products operate substantially in accordance with specifications. Historically, minimal costs have been incurred related to product warranties, and as such no accruals for warranty costs have been made. The adoption of this standard did not have a material impact on the Company’s consolidated results of operations or financial position.

TIBCO SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Legal Proceedings

Certain investment bank underwriters, the Company, and certain of the Company’s directors and officers have been named in a putative class action for violation of the federal securities laws in the United States District Court for the Southern District of New York, captioned In re TIBCO Software Inc. Initial Public Offering Securities Litigation, 01 Civ. 6110 (SAS). This is one of a number of cases challenging underwriting practices in the initial public offerings (“IPOs”) of more that 300 companies. These cases have been coordinated for pretrial proceedings as In re Initial Public Offering Securities Litigation, 21 MC 92 (SAS). Plaintiffs generally allege that certain underwriters engaged in undisclosed and improper underwriting activities, namely the receipt of excessive brokerage commissions and customer agreements regarding post-offering purchases of stock in exchange for allocations of IPO shares. Plaintiffs also allege that various investment bank securities analysts issued false and misleading analyst reports. The complaint against the Company claims that the purported improper underwriting activities were not disclosed in the registration statements for the Company’s IPO and secondary public offering and seeks unspecified damages on behalf of a purported class of persons who purchased the Company’s securities or sold put options during the time period from July 13, 1999 to December 6, 2000. On February 19, 2003, the Court issued an Opinion and Order denying the Company’s motion to dismiss certain of the claims in the complaint. The Company believes it has meritorious defenses against the allegations in the complaint and intends to defend the case vigorously.

A lawsuit with similar allegations of undisclosed improper underwriting practices, and part of the same coordinated proceedings, is pending against Talarian Corporation (“Talarian”), which the Company acquired in 2002. That action is captioned In re Talarian Corp. Initial Public Offering Securities Litigation, 01 Civ. 7474 (SAS). The complaint against Talarian, certain of its underwriters, and certain of its former directors and officers claims that the purported improper underwriting activities were not disclosed in the registration statement for Talarian’s IPO and seeks unspecified damages on behalf of a purported class of persons who purchased Talarian securities during the time period from July 20, 2000 to December 6, 2000. On February 19, 2003, the Court issued an Opinion and Order granting the Company’s motion to dismiss certain of the claims in the complaint. The Company believes it has meritorious defenses to the remaining claims and intends to defend against those claims vigorously.

5.    Comprehensive Income

A summary of comprehensive income, on an after-tax basis where applicable, is as follows (in thousands):

	Three Months Ended,
	February 28, 2003	February 28, 2002
Net income	$1,661	$3,431
Translation gain (loss)	(103)	394
Change in unrealized gain (loss) on investments	739	(9,059)

Comprehensive income (loss)	$2,297	$(5,234)

Components of accumulated other comprehensive income, on an after-tax basis where applicable, is as follows (in thousands):

	February 28, 2003	November 30, 2002
Cumulative translation adjustments	$383	$486
Unrealized gains on investments	3,150	2,411

Accumulated other comprehensive income	$3,533	$2,897

TIBCO SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

6.    Provision for Income Taxes

The Company’s current estimate of its annual effective tax rate on anticipated operating income for the 2003 tax year is 41%. The estimated annual effective tax rate of 41% has been used to record the provision for income taxes for the three-month period ended February 28, 2003 compared with an effective tax rate of 54% used to record the provision for income taxes for the comparable period in 2002. The estimated annual effective tax rate differs from the U.S. statutory rate primarily due to stock-based compensation charges and the change in valuation allowance. The Company established a full valuation allowance on its deferred tax assets because management expects that it is more likely than not that all deferred tax assets will not be realized in the foreseeable future. The effective tax rate may change during the remainder of 2003 if operating results differ significantly from current projections.

7.    Net Income Per Share

The following table sets forth the computation of basic and diluted net income per share for the periods indicated (in thousands, except per share data):

	Three Months Ended,
	February 28, 2003	February 28, 2002
Net income	$1,661	$3,431

Weighted-average common shares used to compute basic net income per share	210,224	201,144
Effect of dilutive securities:
Common stock equivalents	8,319	15,304
Common stock subject to repurchase	266	1,072

Weighted-average common shares used to compute diluted net income per share	218,809	217,520

Net income per share – basic	$0.01	$0.02

Net income per share – diluted	$0.01	$0.02

The following table sets forth potential weighted average common shares that are not included in the diluted net income per share calculation above because to do so would be anti-dilutive for the periods indicated (in thousands):

	Three Months Ended,
	February 28, 2003	February 28, 2002
Stock options	8,500	1,595

8.    Related Party Transactions

Reuters

The Company has entered into commercial transactions with Reuters Group PLC, including its wholly owned and partially owned subsidiaries (collectively, “Reuters”), a principal stockholder of the Company.

TIBCO SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Reuters is a distributor of the Company’s products to customers in the financial services segment pursuant to a license, maintenance and distribution agreement between the Company and Reuters. Under the agreement, Reuters has agreed to pay a minimum guaranteed distribution fee, which consists of a portion of Reuters’ revenue from its sales of the Company’s products and related services and maintenance, to the Company in the amount of $20.0 million per year through December 2003. These fees are recognized ratably over the corresponding period as related party revenue. For each of the years ended December 31, 2002 and 2001, Reuters had guaranteed minimum distribution fees of $20.0 million. If actual distribution fees due from Reuters’ exceed the cumulative minimum year-to-date guarantee, incremental fees are due. Such incremental fees are recognized in the period when the year-to-date fees exceed the cumulative minimum guarantee. In the first quarter of fiscal 2003, the Company recognized $3.3 million in incremental fees related to Reuters exceeding the calendar 2002 guaranteed minimum distribution fees; no incremental fees were recognized in the first quarter of fiscal 2002. Royalty payments to Reuters for resale of Reuters products and services and fees associated with sales to the financial services segment are classified as related party cost of sales. In addition, the agreement requires the Company to provide Reuters with internal maintenance and support until December 31, 2011 for a fee of $2.0 million per year plus an annual CPI-based increase, subject to Reuters annual renewal option. This amount is recognized ratably over the corresponding period as related party maintenance revenue.

The Company recognized $11.2 million and $6.6 million in revenue from Reuters in the first fiscal quarter of 2003 and 2002, respectively. Revenue from Reuters consists primarily of product and maintenance fees on its sales of TIBCO products under the terms of the license agreement with Reuters. In addition, during the first quarter of fiscal 2003, the Company recognized $1.7 million in distribution fees for arrangements outside the terms of the license agreement with Reuters. Revenue from Reuters accounted for approximately 17.6% and 9.0% of total revenue for the first fiscal quarter of 2003 and 2002, respectively. The Company incurred $0.4 million and $1.0 million in royalty and commission expense to Reuters in the first quarter of fiscal 2003 and 2002, respectively.

Cisco Systems

The Company has entered into commercial transactions with Cisco Systems, Inc., a principal stockholder of the Company. Revenue from Cisco, an authorized reseller, consists primarily of product and maintenance fees on its sales of TIBCO products. The Company recognized $2.2 million and $0.4 million in revenue from Cisco Systems, Inc. in the first quarter of fiscal 2003 and 2002, respectively.

9.    Stock-Based Compensation

	Three Months Ended,
	February 28, 2003	February 28, 2002
Stock-based compensation related to:
Cost of sales	$54	$153
Research and development	227	451
Sales and marketing	37	289
General and administrative	39	579

Total	$357	$1,472

The Company has recorded a total of $58.4 million in unearned compensation through February 28, 2003, representing the difference between the deemed fair value of its common stock at the date of option grant and the

TIBCO SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

exercise price of such options and in connection with acquisitions. In addition, as of February 28, 2003, the Company expects to record additional acquisition related compensation expense of up to $0.2 million in connection with additional cash consideration contingent on the vesting and exercise of stock options and restricted stock, which were unvested at the acquisition date. Total stock-based compensation expense was $0.4 million and $0.7 million for the first fiscal quarter of 2003 and 2002, respectively.

In connection with the grant of stock options to consultants, the Company recognized stock-based compensation income of $0.1 million and stock-based compensation expense of $0.1 million in the first quarter of fiscal 2003 and 2002, respectively.

In the first quarter of fiscal 2003 there were no payroll taxes due as a result of employee exercises of nonqualified stock options. In the first quarter of fiscal 2002, the Company recognized $0.7 million, as stock compensation expense related to the employer’s portion of payroll taxes due as a result of employee exercises of nonqualified stock options.

10.    Segment Information

The Company operates primarily in one industry segment: the development and marketing of a suite of software products that enables businesses to link internal operations, business partners and customer channels through the real-time distribution of information. Revenue by geographic area is as follows (in thousands):

	Three Months Ended
	February 28, 2003	February 28, 2002
Americas	$32,091	$41,163
Europe	27,329	28,278
Pacific Rim	4,233	4,592

Total Revenue	$63,653	$74,033

Revenue from Reuters is included in the European geographic segment. One customer accounted for 17.6% and 13.1% of total revenue in the first quarter of fiscal 2003 and 2002, respectively. Long-lived assets outside the United States at February 28, 2003 and 2002 were not material.

11.    Restructuring Charge

The Company’s restructuring charges are comprised primarily of costs related to properties abandoned in connection with facilities consolidation, related write-down of leasehold improvements and severance and associated employee termination costs related to headcount reductions. For restructuring actions initiated prior to December 31, 2002, the Company recorded the liability related to these termination costs when the plan was approved, the termination benefits were determined and communicated to the employees, the number of employees to be terminated, their locations and job was specifically identified and the period of time to implement the plan was set. For restructuring actions initiated after January 1, 2003, the Company adopted SFAS No. 146 which requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. SFAS No.146 is effective for exit or disposal activities that were initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a material impact on the Company’s operating results or financial position.

TIBCO SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The Company records the costs associated with lease termination or abandonment when the leased property has no substantive future use or benefit to the Company. A liability is recorded as the sum of the total remaining lease costs and related exit costs, less probable sublease income. The costs related to long-lived assets abandoned are accounted for through a charge to expense for the net carrying value of the long-lived assets when the Company ceases to use the assets.

During the first quarter of fiscal 2003, the Company recorded a restructuring charge of $1.1 million related to a reduction in headcount to further align the Company’s cost structure with changing market conditions. This reduction of approximately 44 employees was comprised of 60% sales and marketing staff, 5% general and administrative staff, and 35% research and development staff. The balance of accrued severance costs remaining at February 28, 2003 related to four employees is expected to be utilized during the second and third quarters of fiscal 2003.

The following sets forth the Company’s accrued restructuring costs as of February 28, 2003. Accrued excess facilities costs represent the estimated loss on abandoned facilities, net of sublease income, and are expected to be paid over the next eight years. Accrued severance costs for the five remaining employees are expected to be paid during fiscal 2003.

	Excess Facilities	Severance *	Total
Balance at November 30, 2002	$51,311	$198	$51,509
Activity during first quarter of fiscal 2003:
Restructuring charges recorded	—	1,100	1,100
Cash utilized	(2,168)	(1,168)	(3,336)

Balance at February 28, 2003	$49,143	$130	$49,273

*	Included in consolidated balance sheet as a component of accrued liabilities.

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

Our revenue in the first quarter of fiscal 2003 and 2002 consisted primarily of license and maintenance fees from our customers and distributors, including fees from Reuters pursuant to our license agreement, both of which were primarily attributable to sales of our TIBCO ActiveEnterprise product suite. In addition, we receive fees from our customers for providing project integration services. We also receive revenue from our strategic relationships with business partners who embed our products in their hardware and networking systems as well as from systems integrators who resell our products.

Reuters is a distributor of our products to customers in the financial services segment. As of February 28, 2003, Reuters owns approximately 49.5% of our outstanding capital stock and nominated two members on our Board of Directors. We have a license, maintenance, and distribution agreement with Reuters pursuant to which Reuters pays a minimum guaranteed distribution fee to us in the amount of $20 million per year through December 2003. For the calendar years ended December 31, 2002 and 2001, Reuters’ guaranteed minimum distribution fees were $20.0 million per year. These fees are recognized ratably over the corresponding period as related party revenue. If actual distribution fees due from Reuters’ exceed the cumulative minimum year-to-date guarantee, incremental fees are due. Such incremental fees are recognized in the period when the year-to-date fees exceed the cumulative minimum level. Royalty payments to Reuters for resale of Reuters’ products and services or fees associated with sales to the financial services segment are classified as related party cost of revenue. In addition, our agreement with Reuters also requires us to provide Reuters with internal maintenance and support until December 31, 2011 for a fee of $2.0 million per year plus an annual CPI-based increase, subject to Reuters’ annual renewal option. This amount is recognized ratably over the corresponding period as related party service and maintenance revenue. Reuters’ obligation to pay us minimum guaranteed product fees expires at the end of 2003. The potential effect of the expiration of Reuters minimum fee obligations on our revenues from the financial services market and otherwise, is unclear, and in this regard, we may attempt to renegotiate the terms of our licensing and distribution relationship with Reuters. Any new agreement with Reuters would be the result of negotiations between Reuters and us, and, because of Reuters’ relationship with us and its influence over our business, would be approved by a majority of our Board of Directors, including a majority of our independent and disinterested directors.

Under our agreement with Reuters, we are restricted through May 28, 2004, from selling our products and providing consulting services directly to companies in the financial services market. We are also restricted from selling the TIB technology we license from Reuters directly to companies in the financial services market or major competitors of Reuters, or from using the TIB technology to develop products specifically for use by these companies. Accordingly, through May 28, 2004, we must rely on Reuters and, to a lesser extent, other third-party resellers and distributors to sell our products to these companies. Furthermore, Reuters is required to pay us product fees based on a percentage of its revenue from sales of our products in the financial services market, excluding products that are embedded in any Reuters products. These product fees may be materially less than the product fees we could obtain from other distributors or resellers in the financial services market. In addition, when we sell our products into the financial services market other than through Reuters, we are required to pay fees to Reuters, which we record as related party cost of revenue.

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

Our significant accounting policies are described in Note 2 to the annual consolidated financial statements as of and for the year ended November 30, 2002, included in our Form 10-K filed with the Securities and Exchange Commission on February 5, 2003 and Note 2 to condensed consolidated financial statements as of and for the quarter ended February 28, 2003, included herein. We believe our most critical accounting policies include the following:

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

Valuation allowances and accrued liabilities: Allowance for doubtful accounts and returns and discount.    We establish allowances for doubtful accounts, returns and discounts based on our review of credit profiles of our customers, contractual terms and conditions, current economic trends and historical payment, and return and discount experience. We reassess the allowance for doubtful accounts, returns and discounts each period. If we made different judgments or utilized different estimates for any period, material differences in the amount and timing of revenue or expense recognized could result.

Accrued restructuring costs.    We have recorded restructuring charges to align our cost structure with changing market conditions. These restructuring plans resulted in a reduction in headcount and the consolidation of facilities through the closing of excess field offices and relocation of corporate offices into one campus. Our restructuring charges included accruals for the estimated loss on facilities that we intend to sublease based on estimates of the timing and amount of sublease income. We reassess this liability each period based on market conditions. Revisions to our estimates of this liability could materially impact our operating results and financial position in future periods if anticipated events and key assumptions, such as the timing and amounts of sublease rental income, either change or do not materialize.

Accounting for income taxes.    As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves us estimating our current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income, and, to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provision in the statement of operations. A valuation allowance is currently set against the deferred tax assets because management believes that it is more likely than not that the deferred tax assets will not be realized through the generation of future taxable income. We also do not provide for taxes on undistributed earnings of our foreign subsidiaries, as it is our intention to reinvest undistributed earnings indefinitely.

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

On December 1, 2002 we adopted the remaining provisions of SFAS No. 142 as related to goodwill and intangibles acquired prior to July 1, 2002. In accordance with SFAS No. 142, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but, instead, tested for impairment annually or sooner if circumstances indicate that it might not be recoverable. Additionally, workforce no longer qualifies as a separately identifiable intangible and was reclassified as goodwill. The adoption of SFAS No. 142 resulted in the cessation of $4.7 million goodwill amortization per quarter including reclassified amounts.

Accounting for Investments.    We determine the appropriate classification of marketable securities at the time of purchase and evaluate such designation as of each balance sheet date. To date, all marketable securities have been classified as available-for-sale and are carried at fair value with unrealized gains and losses, if any, included as a component of accumulated other comprehensive loss in stockholders’ equity. Marketable securities are presented as current assets as we expect to use them within one year in current operations even though some have scheduled maturities of greater than one year. Realized gains and losses are recognized based on the specific identification method. Our investments also include minority equity investments in privately-held companies that are generally carried at cost and included in other assets on the balance sheet.

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

Results of Operations

The following table sets forth, for the periods indicated, certain financial data as a percentage of total revenue:

	Three Months Ended
	February 28, 2003	February 28, 2002
Revenue:
License	54.9%	62.8%
Service and maintenance	45.1	37.2

Total revenue	100.0	100.0
Stock-based compensation	0.1	0.2
Cost of revenue	21.4	20.8

Gross profit	78.5	79.0

Operating expenses:
Research and development
Stock-based compensation	0.4	0.6
Other research and development	27.1	21.8
Sales and marketing
Stock-based compensation	0.1	0.4
Other sales and marketing	42.1	41.6
General and administrative
Stock-based compensation	0.1	0.8
Other general and administrative	7.9	6.4
Restructuring charges	1.7	—
Amortization of acquired intangibles	2.7	7.8

Total operating expenses	82.1	79.4

Loss from operations	(3.6)	(0.4)
Interest and other income (expense), net	8.0	10.9

Net income before income taxes	4.4	10.5
Provision for income taxes	1.8	5.9

Net income	2.6%	4.6%

Revenue

Total Revenue.    Total revenue decreased 14.8% to $63.7 million for the three months ended February 28, 2003 from $74.7 million for the same period of the prior year. The decrease in total revenue was due primarily to the global economic slowdown and a reduction in information technology spending in general. We recognized $11.2 million and $6.6 million in revenue from Reuters in the first quarter of fiscal 2003 and 2002, respectively. Revenue from Reuters consists primarily of product and maintenance fees on its sales of TIBCO products under the terms of the license agreement with Reuters. In the first quarter of fiscal 2003, the Company recognized $3.3 million in incremental fees related to Reuters exceeding the calendar 2002 guaranteed minimum distribution fees; no incremental fees were recognized in the first quarter of fiscal 2002. During the first quarter of fiscal 2003, an additional $1.7 million in distribution fees was recognized for arrangements outside the terms of the license agreement with Reuters. Revenue from Reuters accounted for approximately 17.6% and 9.0% of total revenue for the first fiscal quarter of 2003 and 2002, respectively. Royalty and commission expenses due to Reuters of $0.4 million and $1.0 million were incurred in the first quarter of fiscal 2003 and 2002, respectively.

License Revenue.    License revenue decreased 25.4% to $35.0 million for the three months ended February 28, 2003 from $46.9 million for the same period of the prior year. This decrease was due primarily to the global economic slowdown and a reduction in information technology spending in general. License revenue was 54.9% and 62.8% of total revenue for the first fiscal quarter of 2003 and 2002, respectively.

Service and Maintenance Revenue.    Service and maintenance revenue increased 3.1% to $28.7 million for the three months ended February 28, 2003 from $27.8 million for the same period of the prior year. Service and maintenance revenue was 45.1% and 37.2% of total revenue in the first quarter of fiscal 2003 and 2002, respectively. The increase in service and maintenance revenue was primarily due to an increased customer base.

Cost of Revenue

Cost of revenue consists primarily of salaries, third party contractors and associated expenses related to providing project implementation services, the cost of providing maintenance and customer support services, royalties and product fees. The majority of our cost of revenue is directly related to our service revenue. Cost of revenue decreased 12.9% to $13.7 million for the three months ended February 28, 2003 from $15.7 million for the same period of the prior year. The decrease in cost of revenue in absolute dollars was primarily due to a decrease in royalties, travel expenses and a reduction in employee headcount. Cost of revenue was 21.5% and 21.0% of total revenue in the first quarters of fiscal 2003 and 2002, respectively. Related party cost of revenue was $0.4 million and $1.0 million for the first quarters of fiscal 2003 and 2002, respectively.

Operating Expenses

Research and Development Expenses.    Research and development expenses consist primarily of personnel, third party contractors and related costs associated with the development of our TIBCO ActiveEnterprise, TIBCO ActiveExchange, TIBCO ActivePortal, TIBCO BusinessWorks and TIBCO BusinessFactor product suites. Research and development expenses increased 4.4% to $17.5 million for the three months ended February 28, 2003 from $16.8 million for the same period of the prior year. This increase was due primarily to increased headcount and significant reduction in use of third party contractors in the first quarter of fiscal 2003. Research and development expenses were 27.5% and 22.4% of total revenue in the first quarter of fiscal 2003 and 2002, respectively. We believe that continued investment in research and development is important to attaining our strategic objectives and, as a result, expect that spending on research and development will remain relatively stable as a percentage of revenue for the remainder of fiscal 2003.

Sales and Marketing Expenses.    Sales and marketing expenses consist primarily of personnel and related costs of our direct sales force and marketing staff and the cost of marketing programs, including customer conferences, promotional materials, trade shows and advertising. Sales and marketing expenses decreased 14.1% to $26.9 million for the three months ended February 28, 2003 from $31.3 million for the same period of the prior year. Sales and marketing expenses were 42.2% and 42.0% of total revenue in the first quarter of fiscal 2003 and 2002, respectively. The decrease in absolute dollars was primarily the result of decreased spending on marketing programs and reduced headcount. We intend to continue to increase staff in our direct sales organization and to develop product-marketing programs and, accordingly, expect that sales and marketing expenditures will increase moderately in absolute dollars for the remainder of fiscal 2003.

General and Administrative Expenses.    General and administrative expenses consist primarily of personnel and related costs for general corporate functions, including executive, legal, finance, accounting and human resources. General and administrative expenses increased 5.8% to $5.1 million for the first quarter of fiscal 2003 from $5.4 million for the same period of the prior year. General and administrative expenses were 8.0% and 7.2% of total revenue for the first quarter of fiscal 2003 and 2002, respectively. The increase in absolute dollars was primarily the result of increased headcount. The increase as a percentage of total revenue resulted primarily from the decrease in total revenue. We expect that general and administrative expenses will remain relatively stable as a percentage of revenue for the remainder of fiscal 2003.

Amortization of Stock-based Compensation.    Total stock-based compensation expense decreased 75.7% to $0.4 million for the first quarter of fiscal 2003 from $1.5 million for the same period of the prior year. The decrease was due primarily to accelerated vesting in fiscal 2002 of certain stock options related to Extensibility Inc. (“Extensibility”).

We recorded a total of $58.4 million in unearned compensation through February 28,2003, representing the difference between the deemed fair value of our common stock at the date of grant and the exercise price of such options and in connection with acquisitions. In addition, as of February 28, 2003, we expect to record additional acquisition related compensation expense of up to $0.2 million in connection with additional cash consideration contingent on the vesting and exercise of stock options and restricted stock, which were unvested at the acquisition date. Amortization of employee- and acquisition- related stock-based compensation was $0.5 million and $0.7 million for the three months ended February 28, 2003 and 2002, respectively.

Stock-based compensation expense related to stock options granted to consultants is recognized as earned using the multiple option method, and is shown by expense category. At each reporting date, we re-value the stock options using the Black-Scholes option-pricing model. As a result, stock-based compensation expense will fluctuate as the fair market value of our common stock fluctuates. In connection with the grant of stock options to consultants, we recognized stock-based compensation income of $0.1 million and stock-based compensation expense of $0.1 million for the first quarter of fiscal 2003 and 2002, respectively.

In the first quarter of fiscal 2003 there were no payroll taxes due as a result of employee exercises of nonqualified stock options. In the first quarter of fiscal 2002, we recognized $0.7 million as stock compensation expense related to the employer portion of payroll taxes due as a result of employee exercises of non-qualified stock options.

Amortization of acquired intangibles.    Amortization of acquired intangibles decreased 71.1% to $1.7 million in the first quarter of fiscal 2003 from $5.9 million for the same period of the prior year. The decrease is due to the adoption of SFAS No. 142, which requires that goodwill and intangible assets deemed to have indefinite lives are no longer amortized but, instead, subject to impairment tests at least annually.

Restructuring charge.    During fiscal 2002 and 2001, we recorded restructuring charges totaling $70.5 million, consisting of $4.5 million for headcount reductions, $54.3 million for consolidation of facilities, $11.1 million for related write-down of leasehold improvements and $0.6 million of other related restructuring charges. These restructuring charges were recorded to align our cost structure with changing market conditions. We recorded an additional accrual of $7.4 million in fiscal 2002 for the estimated losses on facilities acquired in connection with the acquisition of Talarian Corporation. Through fiscal 2002, we made cash payments of $10.4 million associated with abandoned facilities and $4.9 million related to headcount reductions and other charges. We are currently working with corporate real estate brokers to sublease unoccupied facilities.

During the first quarter of fiscal 2003, we recorded a restructuring charge of $1.1 million related to a reduction in headcount to further align the Company’s cost structure with changing market conditions. This reduction of approximately 44 employees was comprised of 60% sales and marketing staff, 5% general and administrative staff, and 35% research and development staff.

The following sets forth the Company’s accrued restructuring costs as of February 28, 2003. Accrued excess facilities costs represent the estimated loss on abandoned facilities, net of sublease income, and are expected to be paid over the next eight years. Accrued severance costs are expected to be paid during fiscal 2003.

	Excess Facilities	Severance *	Total
Balance at November 30, 2002	$51,311	$198	$51,509
Activity during first quarter of fiscal 2003:
Restructuring charges recorded	—	1,100	1,100
Cash utilized	(2,168)	(1,168)	(3,336)

Balance at February 28, 2003	$49,143	$130	$49,273

*	Included in consolidated balance sheet as a component of accrued liabilities.

Interest and other income (expense), net.    Interest and other income (expense), net, includes interest, realized gains and losses on investments and other miscellaneous income and expense items. Interest and other income (expense), net, was $5.1 million and $8.2 million for the first quarters of fiscal 2003 and 2002, respectively. The decrease in interest and other income was due primarily to lower interest rates.

Provision for income taxes.    The Company’s current estimate of its annual effective tax rate on anticipated operating income for the 2003 tax year is 41%. The estimated annual effective tax rate of 41% has been used to record the provision for income taxes for the three-month period ended February 28, 2003 compared with an effective tax rate of 54% used to record the provision for income taxes for the comparable period in 2002. The estimated annual effective tax rate differs from the U.S. statutory rate primarily due to stock-based compensation charges, and the change in valuation allowance. We established a full valuation allowance on our deferred tax assets because we expect that it is more likely than not that all deferred tax assets will not be realized in the foreseeable future. Our effective tax rate may change during the remainder of 2003 if operating results differ significantly from current projections.

Liquidity and Capital Resources

At February 28, 2003, we had cash, cash equivalents and investments of $110.2 million, representing an increase of $53.0 million from November 30, 2002.

Net cash provided by operations for the three months ended February 28, 2003 was $10.7 million compared to net cash provided by operations of $19.5 million for the comparable period of the prior year. Cash provided by operating activities for the three months ended February 28, 2003 resulted primarily from net cash collections of $18.2 million offset by year-end commissions and bonus payments of $6.8 million.

Net cash provided by investing activities for the three months ended February 28, 2003 was $39.4 million compared to cash used by investing activities of $25.2 million for the same period in 2002. Cash provided by investing activities resulted primarily from the net sale of short-term investments of $39.9 million, offset by capital expenditures of $0.5 million.

Cash flow from financing activities of $2.9 million resulted from the exercise of stock options and stock purchases under our Employee Stock Purchase Program.

At February 28, 2003 and 2002, we had $652.6 million and $672.6 million in cash, cash equivalents and investments, respectively. We anticipate continued growth in our operating expenses for the foreseeable future, particularly in sales and marketing expenses and, to a lesser extent, research and development and general and administrative expenses. As a result, we expect to use our cash resources to fund our operating expenses and capital expenditures, and additionally, to fund acquisitions or investments in complementary businesses, technologies or product lines. We believe that our current cash, cash equivalents and investments and cash flows from operations will be sufficient to meet our anticipated cash requirements for working capital and capital expenditures for at least the next twelve months.

As of February 28, 2003, future minimum lease payments under non-cancelable operating leases, including $43.5 million provided for as accrued restructuring costs and $5.6 million provided for as acquisition integration liabilities, are as follows (in thousands):

	Sublease
	Expense	Income	Net
Remaining 2003	$20,784	$950	$19,834
2004	26,253	1,323	24,930
2005	25,873	1,068	24,805
2006	24,623	464	24,159
2007	25,254	470	24,784
Thereafter	144,510	1,552	142,958

Total	$267,297	$5,827	$261,470

As of February 28, 2003, the Company had outstanding a $5.0 million irrevocable standby letter of credit in connection with a facility lease. The letter of credit automatically renews annually for the duration of the lease term, which expires in December 2010. The investments pledged for security of the letter of credit are presented as restricted cash and included in Other Assets in the Condensed Consolidated Balance Sheets.

Factors That May Affect Operating Results

The following risk factors could materially and adversely affect our future operating results and could cause actual events to differ materially from those predicted in forward-looking statements we make about our business.

We have a history of losses and we expect future losses, and if we do not achieve and sustain profitability our business will suffer and our stock price may decline

We may not be able to achieve revenue or earnings growth or obtain sufficient revenue to achieve and sustain profitability. We incurred net losses of approximately $94.6 million and $13.2 million in fiscal 2002 and 2001, respectively. As of February 28, 2003, we had an accumulated deficit of approximately $168.2 million.

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

•	the announcement or introduction of new or enhanced products or services by our competitors;

•	the amount and timing of operating costs and capital expenditures relating to the expansion of our operations;

•	the capital and expense budgeting decisions of our customers, which have recently been scrutinized at a higher level within our customers’ organizations, and are closely related to macroeconomic factors such as the current recession; and

•	economic affects related to the war in Iraq.

In addition, our quarterly operating results are subject to variations throughout the year due to seasonal factors, which generally result in lower sales activity in our first and third fiscal quarters.

There can be no assurance that any of our customers will continue to purchase our products in the future

We do not have long-term contracts with any of our customers. There can be no assurance that any of our customers will continue to purchase our products in the future. As a result, a customer that generates substantial revenue for us in one period may not be a source of revenue in subsequent periods. Sales to Reuters, a related party, accounted for 17.6% of our total revenue in the first quarter of fiscal 2003.

We are exposed to the credit risk of some of our customers and to credit exposures in weakened markets

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

Because of the current slowdown in the global economy however, our exposure to credit risks has increased. Although we have programs in place to monitor and mitigate the associated risk, including monitoring of particular risks in certain geographic areas, there can be no assurance that such programs will be effective in reducing our credit risks. There can be no assurance that, should economic conditions not improve, additional losses would not be incurred, and that such losses would not be material or exceed our reserves. Although these losses have not been material to date, future losses, if incurred, could harm our business and have a material adverse effect on our business, operating results and financial condition.

Our licensing and distribution relationship with Reuters places limitations on our ability to conduct our business

Our predecessor company was acquired by Reuters in 1994. In January 1997, Reuters established us as a separate entity, transferred to us certain assets and liabilities related to our business and granted to us a royalty-free license to intellectual property that is still incorporated into some of our software products. Reuters continues to hold approximately 49.5% of our stock and has the right to nominate one third of our directors, and accordingly is able to exert significant influence over our business. We have a significant relationship with Reuters for licensing and distribution. Our relationship with Reuters involves limitations and restrictions on our business, as well as other risks described below.

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

Under our agreements with Reuters, we are generally prohibited, through May 28, 2004, from selling our products and providing consulting services directly to companies in the financial services market. We are also prohibited from directly licensing products containing the Licensed TIB Technology to financial services customers and major competitors of Reuters, and from using the Licensed TIB Technology to develop products specifically for use by financial services companies. Accordingly, through May 28, 2004, we must rely on Reuters and, to a lesser extent, other third-party resellers and distributors to sell our products to these companies. After May 28, 2004, we may, unless we otherwise agree with Reuters be able to license our products (except for those, if any, that still include the Licensed TIB Technology) and provide consulting services directly to companies in the financial services market. There are no assurances, however, that we will be successful in licensing our products or providing consulting services directly to companies in the financial services market. A failure in this respect could harm our business and our operating results may suffer.

Under the license, maintenance and distribution agreement, Reuters is required to pay us a minimum guaranteed distribution fee in the amount of $20 million per calendar year through December 2003. If actual distribution fees due from Reuters, as a result of their sales of our products in the financial services market, exceed the cumulative minimum year-to-date guarantee, incremental fees are due. These product fees may be materially less than the product fees we could obtain from other distributors or resellers in the financial services market. In addition, when we sell our products into the financial services market other than through Reuters, we are required to pay fees to Reuters, which we record as related party royalty expense.

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

In addition, if Reuters declines to continue the minimum guaranteed distribution fee at the end of December 2003, there can be no assurances that we will be successful in generating enough revenue to replace the minimum guaranteed fee, which would adversely affect our business and operating results.

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

The market for infrastructure software may not grow as quickly as we anticipate, which would cause our revenues to fall below expectations

The market for infrastructure software is relatively new and evolving. We earn substantially all of our revenue from sales of our infrastructure software, including application integration software, and related services. We expect to earn substantially all of our revenue in the foreseeable future from sales of these products and services. Our future financial performance will depend on growth in the number of organizations demanding software and services for application integration and information delivery and seeking outside vendors to develop, manage and maintain this software for their critical applications. A weakening United States and global economy, which has had a disproportionate impact on information technology spending by businesses, has led to a reduction in sales over the past several quarters and may continue to do so in the future. Many of our potential customers have made significant investments in internally developed systems and would incur significant costs in switching to third-party products, which may substantially inhibit the growth of the market for infrastructure software. If the market fails to grow, or grows more slowly than we expect, our sales will be adversely affected.

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

The volatile nature of our market could strain our resources and cause our business to suffer

Our ability to successfully offer products and services and implement our business plan in a rapidly evolving market requires an effective planning and management process. We have increased the scope of our operations both domestically and internationally. We must successfully integrate new employees into our operations and generate sufficient revenues to justify the costs associated with these employees. If we fail to successfully integrate employees or to generate the revenue necessary to offset employee-related expenses, we may be forced to reduce our headcount, which would force us to incur significant expenses and would harm our business and operating results. For example, in response to changing market conditions, in fiscal 2001 and 2002, we recorded restructuring charges totaling $70.5 million, including $66.0 million related to abandoned facilities and $4.5 million related to a reduction of our headcount by approximately 235 employees. During the first quarter of fiscal 2003, we recorded an additional restructuring charge of $1.1 million related to a reduction of our headcount by approximately 44 employees. Our growth has placed and will continue to place a significant strain on our management systems, infrastructure and resources. We expect that we will need to continue to improve our financial and managerial controls, reporting systems and procedures. We will also need to continue to train and manage our workforce worldwide. Furthermore, we expect that we will be required to manage an increasing number of relationships with various customers and other third parties. Failure to expand or control costs in any of the foregoing areas efficiently and effectively could interfere with the growth of our business as a whole.

Pending litigation could harm our business

We, certain of our directors and officers, and certain investment bank underwriters have been named in a putative class action for violation of the federal securities laws in the United States District Court for the

Southern District of New York, captioned In re TIBCO Software, Inc. Initial Public Offering Securities Litigation, 01 Civ. 6110 (SAS). This is one of a number of cases challenging underwriting practices in the initial public offerings (“IPOs”) of more than 300 companies. These cases have been coordinated for pretrial proceedings as In re Initial Public Offering Securities Litigation, 21 MC 92 (SAS). Plaintiffs generally allege that certain underwriters engaged in undisclosed and improper underwriting activities, namely the receipt of excessive brokerage commissions and customer agreements regarding post-offering purchases of stock in exchange for allocations of IPO shares. Plaintiffs also allege that various investment bank securities analysts issued false and misleading analyst reports. The complaint against us claims that the purported improper underwriting activities were not disclosed in the registration statements for our IPO and secondary public offering and seeks unspecified damages on behalf of a purported class of persons who purchased our securities or sold put options during the time period from July 13, 1999 to December 6, 2000. We believe that we have meritorious defenses to the allegations in the complaint and we intend to defend the case vigorously. On February 19, 2003, the Court issued and Opinion and Order denying our motion to dismiss certain of the claims in the complaint.

A lawsuit with similar allegations of undisclosed improper underwriting practices, and part of the same coordinated proceedings, is pending against Talarian, which we acquired in 2002. That action is captioned In re Talarian Corp. Initial Public Offering Securities Litigation, 01 Civ. 7474 (SAS). The complaint against Talarian, certain of its underwriters, and certain of its former directors and officers claims that the purported improper underwriting activities were not disclosed in the registration statement for Talarian’s IPO and seeks unspecified damages on behalf of a purported class of persons who purchased Talarian securities during the time period from July 20, 2000 to December 6, 2000. On February 19, 2003, the Court issued an Opinion and Order granting the Company’s motion to dismiss certain of the claims in the complaint. We believe that there are meritorious defenses to the remaining claims and we intend to defend against those claims vigorously.

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

Market acceptance of new platforms and web services standards may require us to undergo the expense of developing and maintaining compatible product lines

Our software products can be licensed for use with a variety of platforms. There may be future or existing platforms that achieve popularity in the marketplace which may or may not be architecturally compatible with our software products. In addition, the effort and expense of developing, testing and maintaining software products will increase as more platforms achieve market acceptance within our target markets. Moreover, future or existing user interfaces that achieve popularity within the enterprise application integration marketplace may or may not be compatible with our current software products. If we are unable to achieve market acceptance of our software products or adapt to new platforms, our sales and revenues will be adversely affected.

Developing and maintaining different software products could place a significant strain on our resources and software product release schedules, which could adversely affect our revenue and financial condition. If we are not able to develop software for accepted platforms or fail to adopt webservice standards, our license and service revenues and our gross margins could be adversely affected. In addition, if the platforms we have developed software for are not accepted, our license and service revenues and our gross marings could be adversely affected.

Recently enacted and proposed regulatory changes may cause us to incur increased costs

Recently enacted and proposed changes in the laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act of 2002 and rules proposed by the SEC and NASDAQ could cause us to incur increased costs as we evaluate the implications of new rules and responds to new requirements. The new rules could make it more difficult for us to obtain certain types of insurance, including directors and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, or as executive officers. We are presently evaluating and monitoring developments with respect to these new and proposed rules, and we cannot predict or estimate the amount of the additional costs we may incur or the timing of such costs.

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

At February 28, 2003 we had an investment portfolio of fixed income securities totaling $542.3 million, excluding those classified as cash and cash equivalents and restricted funds. Our investments consist primarily of bank and finance notes, various government obligations and asset-backed securities. These securities are classified as available-for-sale and are recorded on the balance sheet at fair market value with unrealized gains or losses reported as a separate component of stockholders’ equity. Unrealized losses are charged against income when a decline in fair market value is determined to be other than temporary. The specific identification method is used to determine the cost of securities sold.

The investment portfolio is subject to interest rate risk and will fall in value in the event market interest rates increase. If market interest rates were to increase immediately and uniformly by 100 basis points (approximately 63.4% of current rates in the portfolio) from levels as of February 28, 2003, the fair market value of the portfolio would decline by approximately $5.6 million.

We develop products in the United States and sell in North America, South America, Asia, the Middle East and Europe. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. A majority of sales are currently made in U.S. dollars; however, a strengthening of the dollar could make our products less competitive in foreign markets. We enter into foreign currency forward exchange contracts (“forward contracts”) to manage exposure related to accounts receivable denominated in foreign currencies. We do not enter into derivative financial instruments for trading purposes. We had outstanding forward contracts with notional amounts totaling approximately $0.3 million at February 28, 2003. These open contracts mature at various dates through August 2003 and are economic hedges of certain foreign currency transaction exposures in the Euro. The fair value of these forward contracts at February 28, 2003 was not significant.

ITEM 4.    CONTROLS AND PROCEDURES

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

PART II—OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

We, certain of our directors and officers, and certain investment bank underwriters have been named in a putative class action for violation of the federal securities laws in the United States District Court for the

Southern District of New York, captioned In re TIBCO Software, Inc. Initial Public Offering Securities Litigation, 01 Civ. 6110 (SAS). This is one of a number of cases challenging underwriting practices in the initial public offerings (“IPOs”) of more than 300 companies. These cases have been coordinated for pretrial proceedings as In re Initial Public Offering Securities Litigation, 21 MC 92 (SAS). Plaintiffs generally allege that certain underwriters engaged in undisclosed and improper underwriting activities, namely the receipt of excessive brokerage commissions and customer agreements regarding post-offering purchases of stock in exchange for allocations of IPO shares. Plaintiffs also allege that various investment bank securities analysts issued false and misleading analyst reports. The complaint against us claims that the purported improper underwriting activities were not disclosed in the registration statements for our IPO and secondary public offering and seeks unspecified damages on behalf of a purported class of persons who purchased our securities or sold put options during the time period from July 13, 1999 to December 6, 2000. We believe that we have meritorious defenses to the allegations in the complaint and we intend to defend the case vigorously. On February 19, 2003, the Court issued and Opinion and Order denying our motion to dismiss certain of the claims in the complaint.

A lawsuit with similar allegations of undisclosed improper underwriting practices, and part of the same coordinated proceedings, is pending against Talarian, which we acquired in 2002. That action is captioned In re Talarian Corp. Initial Public Offering Securities Litigation, 01 Civ. 7474 (SAS). The complaint against Talarian, certain of its underwriters, and certain of its former directors and officers claims that the purported improper underwriting activities were not disclosed in the registration statement for Talarian’s IPO and seeks unspecified damages on behalf of a purported class of persons who purchased Talarian securities during the time period from July 20, 2000 to December 6, 2000. On February 19, 2003, the Court issued an Opinion and Order granting the Company’s motion to dismiss certain of the claims in the complaint. We believe that there are meritorious defenses to the remaining claims and we intend to defend against those claims vigorously.

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.    SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.    OTHER INFORMATION

None.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits:

Exhibit 10.23	Letter Amendment to the First Amended and Restated License, Maintenance and Distribution Agreement dated February 28, 2003, among Reuters Limited and Registrant

Exhibit 99.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002

Exhibit 99.2	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002

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

Date: April 10, 2003

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO SECTION 302

OF THE SARBANES-OXLEY ACT OF 2002

I, Vivek Y. Ranadivé, certify that:

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

Date: April 10, 2003

/s/ VIVEK Y. RANADIVÉ
Vivek Y. Ranadivé President and Chief Executive Officer

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

Date: April 10, 2003

/s/ CHRISTOPHER G. O’MEARA
Christopher G. O’Meara Executive Vice President, Finance and Chief Financial Officer