Form 10-Q
period 2003-05-31
TIBCO SOFTWARE INC
filed 2003-07-09
CIK 1085280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2003

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

The number of shares outstanding of the registrant’s Common Stock, $0.001 par value, as of July 1, 2003 was 211,640,921.

TIBCO SOFTWARE INC.

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

TIBCO SOFTWARE INC.

Condensed Consolidated Balance Sheets

(in thousands)

	May 31, 2003	November 30, 2002

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$116,346	$57,229
Short-term investments	530,192	580,624
Accounts receivable, net of allowances; $5,925 and $5,686, respectively	48,599	59,795
Due from related parties	3,127	1,483
Other current assets	15,267	14,462

Total current assets	713,531	713,593
Property and equipment, net of accumulated depreciation; $37,612 and $33,067, respectively	48,167	54,827
Other assets	8,886	8,348
Goodwill	103,183	101,993
Acquired intangibles, net of accumulated amortization; $18,363 and $18,033, respectively	11,257	15,827

	$885,024	$894,588

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,348	$5,242
Amounts due related parties	122	1,846
Accrued liabilities	36,418	41,681
Accrued excess facilities costs	46,757	51,311
Deferred revenue	47,923	49,781

Total current liabilities	135,568	149,861

Commitments and contingencies (Note 4)
Stockholders’ equity:
Common stock	211	210
Additional paid-in capital	916,064	912,821
Unearned stock-based compensation	(632)	(1,333)
Accumulated other comprehensive income	2,580	2,897
Accumulated deficit	(168,767)	(169,868)

Total stockholders’ equity	749,456	744,727

	$885,024	$894,588

See accompanying notes to condensed consolidated financial statements.

TIBCO SOFTWARE INC.

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

	Three Months Ended May 31,		Six Months Ended May 31,
	2003	2002	2003	2002
	(Unaudited)		(Unaudited)
License revenue:
Non-related parties	$27,977	$31,973	$52,762	$75,039
Related parties	2,823	3,800	13,013	7,600

Total license revenue	30,800	35,773	65,775	82,639

Service and maintenance revenue:
Non-related parties	26,303	24,781	51,211	48,689
Related parties	3,826	3,112	7,049	6,371
Reimbursable expenses	539	467	1,086	1,116

Total service and maintenance revenue	30,668	28,360	59,346	56,176

Total revenue	61,468	64,133	125,121	138,815
Cost of revenue:
Stock based compensation	65	169	119	322
Other cost of revenue non-related parties	13,297	15,664	26,529	30,216
Other cost of revenue related parties	199	1,408	602	2,411

Gross profit	47,907	46,892	97,871	105,866

Operating expenses:
Research and development:
Stock-based compensation	148	336	375	787
Other research and development	17,119	18,206	34,395	34,514
Sales and marketing:
Stock-based compensation	100	206	137	495
Other sales and marketing	29,099	34,398	55,948	65,420
General and administrative:
Stock-based compensation	18	76	57	655
Other general and administrative	5,728	6,217	10,753	11,013
Acquired in-process research and development	—	2,400	—	2,400
Restructuring charges	—	29,645	1,100	29,645
Amortization of acquired intangibles	1,691	6,020	3,382	11,874

Total operating expenses	53,903	97,504	106,147	156,803

Loss from operations	(5,996)	(50,612)	(8,276)	(50,937)
Interest and other income (expense), net	4,992	(5,122)	10,095	3,044

Income (loss) before income taxes	(1,004)	(55,734)	1,819	(47,893)
Provision for (benefit from) income taxes	(444)	258	718	4,668

Net income (loss)	$(560)	$(55,992)	$1,101	$(52,561)

Net income (loss) per share:
Basic	$(0.00)	$(0.27)	$0.01	$(0.26)

Weighted average common shares outstanding	211,213	204,630	210,718	202,887

Net income (loss) per share:
Diluted	$(0.00)	$(0.27)	$0.01	$(0.26)

Weighted average common shares outstanding	211,213	204,630	218,646	202,887

See accompanying notes to condensed consolidated financial statements.

TIBCO SOFTWARE INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended
	May 31, 2003	May 31, 20023
	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$1,101	$(52,561)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	7,249	6,522
Amortization of acquired intangibles	3,382	11,874
Amortization of stock-based compensation	688	979
Realized (gain) loss on investments, net	(1,362)	9,800
Acquired in-process research and development	—	2,400
Non-cash restructuring and impairment charges	—	6,409
Changes in assets and liabilities:
Accounts receivable	11,196	8,614
Due from related parties, net	(3,368)	1,126
Other assets	(1,484)	(623)
Accounts payable	(894)	9,966
Accrued liabilities and excess facilities	(9,447)	4,679
Deferred revenue	(1,858)	1,356

Net cash provided by operating activities	5,203	10,541

Cash flows from investing activities:
Purchases of short-term investments	(441,098)	(327,248)
Sales and maturities of short-term investments	492,614	447,343
Purchases of property and equipment, net	(974)	(39,050)
Purchases of private equity investments	—	(241)
Cash used in acquisition, net of cash received	—	(6,363)

Net cash provided by investing activities	50,542	74,441

Cash flows from financing activities:
Proceeds from exercise of stock options	596	6,550
Proceeds from employee stock purchase program	2,783	4,291

Net cash provided by financing activities	3,379	10,841

Effect of exchange rate changes on cash	(7)	10

Net change in cash and cash equivalents	59,117	95,833
Cash and cash equivalents at beginning of period	57,229	100,158

Cash and cash equivalents at end of period	$116,346	$195,991

See accompanying notes to condensed consolidated financial statements.

TIBCO SOFTWARE INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by TIBCO Software Inc. (the “Company” or “TIBCO”) in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company, and its results of operations and cash flows. These condensed consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and notes thereto as of and for the year ended November 30, 2002 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 5, 2003.

For purposes of presentation, the Company has indicated the second quarter of fiscal 2003 and 2002 as ending on May 31, 2003 and May 31, 2002, respectively; whereas in fact, the Company’s second fiscal quarters ended on the Friday nearest to the end of May.

The results of operations for the three months and six months ended May 31, 2003 are not necessarily indicative of the results that may be expected for the year ending November 30, 2003 or any other future interim period, and the Company makes no representations related thereto.

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

Goodwill and Other Intangibles

The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” on December 1, 2002. In accordance with SFAS No. 142, goodwill and intangible assets with indefinite useful lives are no longer amortized, but are instead tested for impairment annually or sooner if circumstances indicate they may no longer be recoverable. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill and the reassessment of the useful lives of existing recognized intangibles. In accordance with this statement, assembled workforce has been reclassified to goodwill.

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

Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing the net income available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing the net income for the period by the weighted average number of common and potential common shares outstanding during the period if their effect is dilutive. Certain potential common shares are not included in computing net income (loss) per share because they are anti-dilutive.

Stock-Based Compensation

The Company accounts for employee stock-based compensation plans using the intrinsic value method. Accordingly, deferred compensation is only recorded if the current market price of the underlying stock exceeds the exercise price on the date of grant.

The following is a summary of the effect on net income (loss) and per share impacts if the Company had applied a fair value method prescribed by SFAS No. 123, “Accounting for Stock-Based Compensation” to account for stock-based compensation for the periods indicated (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	May 31, 2003	May 31, 2002	May 31, 2003	May 31, 2002
Net income (loss), as reported	$(560)	$(55,992)	$1,101	$(52,561)
Add: Total stock-based employee compensation expense determined under intrinsic value based method for all awards, net of payroll taxes	316	1,341	775	2,763
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(13,870)	(25,004)	(29,167)	(60,213)

Pro forma net loss	$(14,114)	$(79,655)	$(27,291)	$(110,011)

Net income (loss) per share:
Basic – as reported	$(0.00)	$(0.27)	$0.01	$(0.26)

Basic – pro forma	$(0.07)	$(0.39)	$(0.13)	$(0.54)

Diluted – as reported	$(0.00)	$(0.27)	$0.01	$(0.26)

Diluted – pro forma	$(0.07)	$(0.39)	$(0.13)	$(0.54)

These pro forma amounts may not be representative of the effects for future years as options vest over several years and additional awards are generally made each year.

Stock-based compensation expense related to stock options granted to consultants is recognized as earned using the multiple option method, and is shown by expense category. At each reporting date, the Company re-values the unvested portion of the options using the Black-Scholes option pricing model. As a result, the stock-based compensation expense will fluctuate as the fair market value of the Company’s common stock fluctuates.

Restructuring Charges

The Company’s restructuring charges are comprised primarily of costs related to properties abandoned in connection with facilities consolidation, related write-down of leasehold improvements and severance and associated employee termination costs related to headcount reductions. For restructuring actions initiated prior to December 31, 2002, the Company recorded the liability related to these termination costs when the plan was approved, the termination benefits were determined and communicated to the employees, the number of employees to be terminated, their locations and job was specifically identified and the period of time to implement the plan was set. For restructuring actions initiated after January 1, 2003, the Company adopted SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” which requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. SFAS No.146 is effective for exit or disposal activities that were initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a material impact on the Company’s operating results or financial position.

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

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” This interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements, addresses consolidation by business enterprises of variable interest entities that possess certain characteristics. FIN 46 requires that if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities, and results of the activities of the variable interest entity must be included in the consolidated financial statements with those of the business enterprise. FIN 46 applies immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. The Company does not have any ownership in any variable interest entities as of January 31, 2003. The Company will apply the consolidation requirements of FIN 46 in future periods should interest in a variable interest entity be acquired.

In May 2003, the FASB issued SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity and is effective for financial instruments entered into or modified after May 31, 2003. The Company adopted SFAS No. 150 on June 1, 2003 and does not expect the adoption to have a material impact on the Company’s results of operations or financial condition.

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

SFAS No. 142 prescribes a two-step process for transitional impairment testing of goodwill. The first step, screens for impairment, while the second step, measures the impairment, if any. The Company performed its transitional goodwill impairment test during the first quarter of fiscal 2003, which did not indicate impairment existed. SFAS No. 142 requires impairment testing based on reporting units, however, the Company operates in one segment which it considers its sole reporting unit. Therefore, goodwill was tested for impairment at the entity level. The fair value of the entity, which was determined based on current market capitalization, exceeded its carrying value, and goodwill was determined not to be impaired.

The following is a summary of reported net income (loss) and net income (loss) per share as adjusted to exclude amortization of goodwill and assembled workforce for the periods indicated (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	May 31, 2003	May 31, 2002	May 31, 2003	May 31, 2002
Reported net income (loss)	$(560)	$(55,992)	$1,101	$(52,561)
Goodwill amortization	—	4,355	—	8,710
Assembled workforce amortization	—	298	—	595

Adjusted net income (loss)	$(560)	$(51,339)	$1,101	$(43,256)

Basic earnings per share:
Reported net income (loss)	$(0.00)	$(0.27)	$0.01	$(0.26)
Goodwill amortization	—	0.02	—	0.04
Assembled workforce amortization	—	—	—	—

Adjusted net income (loss)	$(0.00)	$(0.25)	$0.01	$(0.22)

Diluted earnings per share:
Reported net income (loss)	$(0.00)	$(0.27)	$0.01	$(0.26)
Goodwill amortization	—	0.02	—	0.04
Assembled workforce amortization	—	—	—	—

Adjusted net income (loss)	$(0.00)	$(0.25)	$0.01	$(0.22)

The changes in the carrying amount of goodwill for the six months ended May 31, 2003 are as follows (in thousands):

Amount
Balance as of November 30, 2002	$101,993
Reclassification of assembled workforce	1,190

Balance as of May 31, 2003	$103,183

The Company had no intangible assets that are not subject to amortization as of either of the periods presented. The following is a summary of amortized acquired intangible assets for the periods indicated (in thousands):

	May 31, 2003			November 30, 2002
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Existing technology	$21,030	$(13,105)	$7,925	$21,030	$(10,723)	$10,307
Customer base	4,960	(3,495)	1,465	4,960	(2,949)	2,011
Assembled workforce	—	—	—	4,240	(3,050)	1,190
Trademarks	1,550	(1,063)	487	1,550	(897)	653
Non-compete agreement	480	(297)	183	480	(197)	283
OEM customer royalty agreements	1,000	(217)	783	1,000	(117)	883
Maintenance agreements	600	(186)	414	600	(100)	500

Total	$29,620	$(18,363)	$11,257	$33,860	$(18,033)	$15,827

The following is a summary of the aggregate amortization expense for acquired intangible assets for the periods indicated (in thousands):

Amount
Three months ended, May 31, 2003	$1,691
Three months ended, May 31, 2002	$6,020
Six months ended, May 31, 2003	$3,382
Six months ended, May 31, 2002	$11,874

The estimated future amortization expense of acquired intangible assets as of May 31, 2003 is as follows (in thousands):

Amount
Remaining 2003	$3,383
2004	6,201
2005	1,391
2006	200
2007	82
Thereafter	—

Total	$11,257

4. COMMITMENTS AND CONTINGENCIES

Leases

As of May 31, 2003, future minimum lease payments under non-cancelable operating leases, including $41.7 million provided for as accrued restructuring costs and $5.1 million provided for as acquisition integration liabilities, are as follows (in thousands):

	Expense	Sublease Income	Net
Remaining 2003	$13,961	$642	$13,319
2004	26,412	1,323	25,089
2005	25,989	1,068	24,921
2006	24,682	464	24,218
2007	25,254	470	24,784
Thereafter	144,510	1,552	142,958

Total	$260,808	$5,519	$255,289

Derivative Instruments

The Company conducts business in North America, South America, Asia, the Middle East and Europe. As a result, the Company’s financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. A majority of sales are currently made in U.S. dollars. The Company enters into foreign currency forward exchange contracts (“forward contracts”) to manage exposure related to accounts receivables denominated in foreign currencies. The Company does not enter into derivative financial instruments for trading purposes. Gains and losses on the contracts are included in other income (expense) in the Company’s Condensed Consolidated Statements of Operations. The Company’s foreign exchange forward contracts related to accounts receivable generally have original maturities corresponding to the due dates of the receivables. The Company had outstanding forward contracts with amounts totaling approximately $3.2 million at May 31, 2003, which expire at various dates through September 2003. The fair value of these forward contracts at May 31, 2003 was not significant.

Indemnifications

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

Legal Proceedings

The Company, certain of the Company’s directors and officers and certain investment bank underwriters have been named in a putative class action for violation of the federal securities laws in the United States District Court for the Southern District of New York, captioned In re TIBCO Software, Inc. Initial Public Offering Securities Litigation, 01 Civ. 6110 (SAS). This is one of the number of cases challenging underwriting practices in the initial public offerings (“IPOs”) of more than 300 companies. These cases have been coordinated for pretrial proceedings as In re Initial Public Offering Securities Litigation, 21 MC 92 (SAS). Plaintiffs generally allege that certain underwriters engaged in undisclosed and improper underwriting activities, namely the receipt of excessive brokerage commissions and customer agreements regarding post-offering purchases of stock in exchange for allocations of IPO shares. Plaintiffs also allege that various investment bank securities analysts issued false and misleading analyst reports. The complaint against the Company claims that the purported improper underwriting activities were not disclosed in the registration statements for the IPO and secondary public offering and seeks unspecified damages on behalf of a purported class of persons who purchased the Company’s securities or sold put options during the time period from July 13, 1999 to December 6, 2000. On February 19, 2003, the Court issued an Opinion and Order denying the motion to dismiss certain of the claims in the complaint. The Company has engaged in discussions with the plaintiffs regarding a proposed settlement of the claims. The Company believes that it has meritorious defenses to the allegations in the complaint and intends to defend the case vigorously.

A lawsuit with similar allegations of undisclosed improper underwriting practices, and part of the same coordinated proceedings, is pending against Talarian Corporation (“Talarian”), which the Company acquired in 2002. That action is captioned In re Talarian Corp. Initial Public Offering Securities Litigation, 01 Civ. 7474 (SAS). The complaint against Talarian, certain of its underwriters, and certain of its former directors and officers claims that the purported improper underwriting activities were not disclosed in the registration statement for Talarian’s IPO and seeks unspecified damages on behalf of a purported class of persons who purchased Talarian securities during the time period from July 20, 2000 to December 6, 2000. On February 19, 2003, the Court issued an Opinion and Order granting the Company’s motion to dismiss certain of the claims in the complaint. The Company has engaged in discussions with the plaintiffs regarding a proposed settlement of the claims. The Company believes that it has meritorious defenses to the remaining claims against Talarian and intends to defend against those claims vigorously.

5. COMPREHENSIVE INCOME (LOSS)

A summary of comprehensive income (loss), on an after-tax basis where applicable, is as follows (in thousands):

	Three Months Ended		Six Months Ended
	May 31, 2003	May 31, 2002	May 31, 2003	May 31, 2002
Net income (loss)	$(560)	$(55,992)	$1,101	$(52,561)
Translation gain (loss)	(64)	(294)	(166)	100
Change in unrealized gain (loss) on investments	(890)	1,490	(151)	(7,569)

Comprehensive income (loss)	$(1,514)	$(54,796)	$784	$(60,030)

Components of accumulated other comprehensive income, on an after-tax basis where applicable, is as follows (in thousands):

	As of
	May 31, 2003	November 30, 2002
Cumulative translation adjustments	$320	$486
Unrealized gains on investments	2,260	2,411

Accumulated other comprehensive income	$2,580	$2,897

6. PROVISION FOR INCOME TAXES

The Company’s current estimate of its annual effective tax rate on anticipated operating income for the 2003 tax year is 40%. The estimated annual effective tax rate of 40% has been used to record the provision for income taxes for the six-month period ended May 31, 2003 compared with an effective tax rate of 10% used to record the provision for income taxes for the comparable period in 2002. The estimated annual effective tax rate differs from the U.S. statutory rate primarily due to state taxes, stock-based compensation charges, foreign tax rate differences, R&D tax credits and the net operating losses and temporary differences not recognized applicable to the net deferred tax assets. We maintained a full valuation allowance on the deferred tax assets because we expect that it is more likely than not that all deferred tax assets will not be realized in the foreseeable future.

7. NET INCOME (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted net income (loss) per share for the periods indicated (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	May 31, 2003	May 31, 2002	May 31, 2003	May 31, 2002
Net income (loss) )	$(560)	$(55,992)	$1,101	$(52,561)

Weighted-average common shares used to compute basic net income (loss) per share	211,213	204,630	210,718	202,887
Effect of dilutive securities:
Common stock equivalents	—	—	7,715	—
Common stock subject to repurchase	—	—	213	—

Weighted-average common shares used to compute diluted net income (loss) per share	211,213	204,630	218,646	202,887

Net income (loss) per share – basic	$(0.00)	$(0.27)	$0.01	$(0.26)

Net income (loss) per share – diluted	$(0.00)	$(0.27)	$0.01	$(0.26)

The following table sets forth potential weighted average common shares that are not included in the diluted net income (loss) per share calculation above because to do so would be anti-dilutive for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	May 31, 2003	May 31, 2002	May 31, 2003	May 31, 2002
Common stock subject to repurchase	135	809	—	962
Options to purchase common stock	7,307	11,499	8,055	13,233

	7,442	12,308	8,055	14,195

8. RELATED PARTY TRANSACTIONS

Reuters

The Company has entered into commercial transactions with Reuters Group PLC, including its wholly owned and partially owned subsidiaries (collectively, “Reuters”), a principal stockholder of the Company.

Reuters is a distributor of the Company’s products to customers in the financial services segment pursuant to a license, maintenance and distribution agreement between the Company and Reuters. Under the agreement, Reuters has agreed to pay a minimum guaranteed distribution fee, which consists of a portion of Reuters’ revenue from its sales of the Company’s products and related services and maintenance, to the Company in the amount of $20.0 million per year through December 2003. These fees are recognized ratably over the corresponding period as related party revenue. For each of the years ended December 31, 2002 and 2001, Reuters had guaranteed minimum distribution fees of $20.0 million. If actual distribution fees due from Reuters’ exceed the cumulative minimum year-to-date guarantee, incremental fees are due. Such incremental fees are recognized in the period when the year-to-date fees exceed the cumulative minimum guarantee. In the first quarter of fiscal 2003, the Company recognized $3.3 million in incremental fees related to Reuters exceeding the calendar 2002 guaranteed minimum distribution fees; no incremental fees were recognized in the second quarter of fiscal 2003 nor for the first or second quarters of fiscal 2002. Royalty payments to Reuters for resale of Reuters products and services and fees associated with sales to the financial services segment are classified as related party cost of sales. In addition, the agreement requires the Company to provide Reuters with internal maintenance and support until December 31, 2011 for a fee of $2.0 million per year plus an annual CPI-based increase, subject to Reuters annual renewal option. This amount is recognized ratably over the corresponding period as related party maintenance revenue.

The Company recognized $6.1 million and $6.4 million in revenue from Reuters in the second fiscal quarter of 2003 and 2002, respectively, and $17.3 million and $13.0 million for the six month periods ended May 31, 2003 and 2002, respectively. Revenue from Reuters consists primarily of product and maintenance fees on its sales of TIBCO products under the terms of the license agreement with Reuters. In addition, during the first quarter of fiscal 2003, the Company recognized $1.7 million in distribution fees for arrangements outside the terms of the license agreement with Reuters. No distribution fees for arrangements outside the terms of the license agreement with Reuters were recognized in the second quarter of fiscal 2003 nor for the first or second quarters of fiscal 2002. Revenue from Reuters accounted for approximately 10.0% and 9.9% of total revenue for the second fiscal quarters of 2003 and 2002, respectively, and 13.8% and 9.4% of total revenue for the six month periods ended May 31, 2003 and 2002, respectively. The Company incurred $0.2 million and $1.4 million in royalty and commission expense to Reuters in the second quarters of fiscal 2003 and 2002, respectively, and $0.6 million and $2.4 million in royalty and commission expense for the six month periods ended May 31, 2003 and 2002, respectively.

Cisco Systems

The Company has entered into commercial transactions with Cisco Systems, Inc., a principal stockholder of the Company. Revenue from Cisco, an authorized reseller, consists primarily of product and maintenance fees on its sales of TIBCO products. The Company recognized $0.5 million and $0.5 million in revenue from Cisco Systems, Inc. in the second fiscal quarters of 2003 and 2002, respectively and $2.7 million and $1.0 million for the six month periods ended May 31, 2003 and 2002, respectively.

9. STOCK-BASED COMPENSATION

A summary of stock-based compensation, is as follows (in thousands):

	Three Months Ended		Six Months Ended
	May 31, 2003	May 31, 2002	May 31, 2003	May 31, 2002
Cost of sales	$65	$169	$119	$322
Research and development	148	336	375	787
Sales and marketing	100	206	137	495
General and administrative	18	76	57	655

Total	$331	$787	$688	$2,259

The Company has recorded a total of $58.4 million in unearned compensation through May 31, 2003, representing the difference between the fair value of its common stock at the date of option grant and the exercise price of such options and in connection with acquisitions. In addition, as of May 31, 2003, the Company expects to record additional acquisition related compensation expense of up to $0.2 million in connection with additional cash consideration contingent on the vesting and exercise of stock options and restricted stock, which were unvested at the acquisition date.

In connection with the grant of stock options to consultants, the Company recognized a negligible amount of stock-based compensation expense and $0.6 million of stock-based compensation income in the second quarters of fiscal 2003 and 2002, respectively, and stock-based compensation income of $0.1 million and $0.5 million for the six month periods ended May 31, 2003 and 2002, respectively.

In the second quarter of fiscal 2003 and for the six month period ended May 31, 2003, there were no payroll taxes due as a result of employee exercises of nonqualified stock options. In the second quarter of fiscal 2002, the Company recognized $0.6 million of stock compensation expense related to payroll taxes due as a result of employee exercises of nonqualified stock options and recognized $1.3 million of such expense for the six month period ended May 31, 2002.

10. SEGMENT INFORMATION

The Company operates primarily in one industry segment: the development and marketing of a suite of software products that enables businesses to link internal operations, business partners and customer channels through the real-time distribution of information. Revenue by geographic area is as follows (in thousands):

	Three Months Ended		Six Months Ended
	May 31, 2003	May 31, 2002	May 31, 2003	May 31, 2002
Americas	$31,765	$37,641	$63,856	$79,307
Europe	24,066	22,553	51,395	50,981
Pacific Rim	5,637	3,939	9,870	8,527

Total Revenue	$61,468	$64,133	$125,121	$138,815

Revenue from Reuters is primarily included in the European geographic segment. One customer accounted for 10.0% of revenues in the second quarter of fiscal 2003. One customer accounted for 13.8% of total revenue in the six month period ended May 31, 2003. No single customer accounted for greater than 10% of total revenue during the second quarter of fiscal 2002 and the six month period ended May 31, 2002. Long-lived assets outside the United States at May 31, 2003 and 2002 were not material.

11. RESTRUCTURING CHARGES

During the first quarter of fiscal 2003, the Company recorded a restructuring charge of $1.1 million related to a reduction in headcount to further align the Company’s cost structure with changing market conditions. This reduction of approximately 44 employees was comprised of 60% sales and marketing staff, 5% general and administrative staff, and 35% research and development staff.

In connection with the acquisition of Talarian in the second quarter of fiscal 2002, the Company abandoned the Talarian facilities and recorded an accrual for the estimated losses to be incurred to sublet such facilities. The accrual was recorded using the guidance provided by EITF 95-3 “Recognition of Liabilities in a Purchase Business Combination” and included as part of the purchase price of Talarian Corporation. The acquisition integration liabilities include the incremental costs to exit and consolidate activities at Talarian locations, termination of certain Talarian employees, and for other costs to integrate operating locations and other activities of Talarian with those of the Company. Generally accepted accounting principles require that these acquisition integration expenses, which are not associated with the generation of future revenues and have no future economic benefit, be reflected as assumed liabilities in the allocation of the purchase price to the net assets acquired. The components of the acquisition integration liabilities include workforce reductions and facilities related costs.

The following sets forth the Company’s accrued restructuring costs as of May 31, 2003. Accrued excess facilities costs represent the estimated loss on abandoned facilities, net of sublease income, that are expected to be paid over the next eight years. Accrued severance costs for the four remaining employees are expected to be paid during fiscal 2003.

	Excess Facilities	Severance *	Total
Balance at November 30, 2002	$51,311	$198	$51,509
Activity during first quarter of fiscal 2003:
Restructuring charges recorded	—	1,100	1,100
Cash utilized	(2,168)	(1,168)	(3,336)

Balance at February 28, 2003	49,143	130	49,273
Activity during second quarter of fiscal 2003:
Non cash write down of furniture and fixtures	(385)	—	(385)
Cash utilized	(2,001)	(42)	(2,043)

Balance at May 31, 2003	$46,757	$88	$46,845

* Included in consolidated balance sheet as a component of accrued liabilities.

12. BUSINESS COMBINATION

The following pro forma supplemental information presents selected financial information as though the purchase of Talarian had been completed at the beginning of the periods presented and after giving effect to purchase accounting adjustments. The results of operations of Talarian are included in the Company’s Consolidated Statement of Operations from the date of the acquisition. The Company’s unaudited pro forma net revenues, net loss and net loss per share from continuing operations would have been as follows (in thousands, except per share data):

	Three Months Ended	Six Months Ended
	May 31, 2002	May 31, 2002
Revenue	$68,024	$147,975
Net loss	(59,317)	(60,690)

Net loss per share (basic and diluted)	$(0.29)	$(0.30)

13. SUBSEQUENT EVENT

On June 25, 2003, the Company agreed to purchase the four buildings comprising the Company’s corporate headquarters in Palo Alto, California for $80.0 million. In addition, the Company entered into a 51-year lease of the land upon which the buildings are located. The lease was paid in advance for a total of $28.0 million. In connection with this purchase and lease arrangement, the Company obtained a $54.0 million mortgage note payable to a financial institution that is collateralized by the commercial real estate property.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions identify such forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements. Factors which could cause actual results to differ materially include those set forth in the following discussion, and, in particular, the risks discussed below under the subheading “Factors that May Affect Operating Results” and in other documents filed with the Securities and Exchange Commission. Unless required by law, we undertake no obligation to update any forward-looking statements.

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

Our revenue in the second quarter of fiscal 2003 and 2002 consisted primarily of license and maintenance fees from our customers and distributors, including fees from Reuters pursuant to our license agreement, both of which were primarily attributable to sales of our TIBCO ActiveEnterprise product suite. In addition, we receive fees from our customers for providing project integration services. We also receive revenue from our strategic relationships with business partners who embed our products in their hardware and networking systems as well as from systems integrators who resell our products.

Reuters is a distributor of our products to customers in the financial services segment. As of May 31, 2003, Reuters owns approximately 49.1% of our outstanding capital stock and nominated two members on our Board of Directors. We have a license, maintenance, and distribution agreement with Reuters pursuant to which Reuters pays a minimum guaranteed distribution fee to us in the amount of $20 million per year through December 2003. For the calendar years ended December 31, 2002 and 2001, Reuters’ guaranteed minimum distribution fees were $20.0 million per year. These fees are recognized ratably over the corresponding period as related party revenue. If actual distribution fees due from Reuters’ exceed the cumulative minimum year-to-date guarantee, incremental fees are due. Such incremental fees are recognized in the period when the year-to-date fees exceed the cumulative minimum level. Royalty payments to Reuters for resale of Reuters’ products and services or fees associated with sales to the financial services segment are classified as related party cost of revenue. In addition, our agreement with Reuters also requires us to provide Reuters with internal maintenance and support until December 31, 2011 for a fee of $2.0 million per year plus an annual CPI-based increase, subject to Reuters’ annual renewal option. This amount is recognized ratably over the corresponding period as related party service and maintenance revenue. Reuters’ obligation to pay us minimum guaranteed product fees expires at the end of 2003. The potential effect of the expiration of Reuters minimum fee obligations on our revenues from the financial services market and otherwise, is unclear, and in this regard, we may attempt to renegotiate the terms of our licensing and distribution relationship with Reuters. Any new agreement with Reuters would be the result of negotiations between Reuters and us, and, because of Reuters’ relationship with us and its influence over our business, would be approved by a majority of our Board of Directors, including a majority of our independent and disinterested directors.

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

Our significant accounting policies are described in Note 2 to the annual consolidated financial statements as of and for the year ended November 30, 2002, included in our Form 10-K filed with the Securities and Exchange Commission on February 5, 2003 and Note 2 to condensed consolidated financial statements as of and for the three and six month periods ended May 31, 2003, included herein. We believe our most critical accounting policies include the following:

•	revenue recognition;

•	valuation allowances and accrued liabilities: allowance for doubtful accounts and returns and discounts;

•	accrued restructuring costs;

•	accounting for income taxes;

•	valuation of long-lived and intangible assets; and

•	accounting for investments.

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

Valuation of long-lived and intangible assets. We assess other intangible assets and other long-lived assets for recoverability whenever events or changes in circumstances indicate that their carrying value may not be recoverable through the estimated undiscounted future cash-flows resulting from the use of the assets. If we determine that the carrying value of other intangible assets and other long-lived assets may not be recoverable we measure impairment by using the projected discounted cash-flow method.

On December 1, 2002 we adopted the remaining provisions of SFAS No. 142, “Goodwill and Other Intangible Assets” as related to goodwill and intangibles acquired prior to July 1, 2002. In accordance with SFAS No. 142, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but, instead, tested for impairment annually or sooner if circumstances indicate that it might not be recoverable. Additionally, workforce no longer qualifies as a separately identifiable intangible and was reclassified as goodwill. The adoption of SFAS No. 142 resulted in the cessation of approximately $4.7 million in goodwill amortization per quarter including reclassified amounts at the time of implementation. In the event that goodwill is not recoverable, we may be required to record an impairment charge that could materially impact our operating results and financial position.

Accounting for investments. We determine the appropriate classification of marketable securities at the time of purchase and evaluate such designation as of each balance sheet date. To date, all marketable securities have been classified as available-for-sale and are carried at fair value with unrealized gains and losses, if any, included as a component of accumulated other comprehensive income in stockholders’ equity. Marketable securities are presented as current assets as we expect to use them within one year in current operations even though some have scheduled maturities of greater than one year. Realized gains and losses are recognized based on the specific identification method. Our investments also include minority equity investments in privately-held companies that are generally carried at cost and included in other assets on the balance sheet.

We review our investments on a regular basis to evaluate whether or not each security has experienced an other-than-temporary decline in fair value. Our policy includes, but is not limited to, reviewing each of the companies’ cash position, earnings/revenue outlook, stock price performance, liquidity and management/ownership. If we believe that an other-than-temporary decline exists, we write down the investment to market value and record the related write-down to other income (expense) in our consolidated statement of operations.

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain financial data as a percentage of total revenue:

	Three Months Ended		Six Months Ended
	May 31, 2003	May 31, 2002	May 31, 2003	May 31, 2002
Revenue:
License	50.1%	55.8%	52.6%	59.5%
Service and maintenance	49.9	44.2	47.4	40.5

Total revenue	100.0	100.0	100.0	100.0
Stock-based compensation	0.1	0.3	0.1	0.2
Cost of revenue	22.0	26.6	21.7	23.5

Gross profit	77.9	73.1	78.2	76.3

Operating expenses:
Research and development:
Stock-based compensation	0.2	0.5	0.3	0.6
Other research and development	27.9	28.4	27.5	24.9
Sales and marketing:
Stock-based compensation	0.2	0.3	0.1	0.4
Other sales and marketing	47.3	53.7	44.7	47.0
General and administrative:
Stock-based compensation	—	0.1	—	0.5
Other general and administrative	9.3	9.7	8.6	7.9
Acquired in-process research and development	—	3.7	—	1.7
Restructuring charges	—	46.2	0.9	21.4
Amortization of acquired intangibles	2.8	9.4	2.7	8.6

Total operating expenses	87.7	152.0	84.8	113.0

Loss from operations	(9.8)	(78.9)	(6.6)	(36.7)
Interest and other income (expense), net	8.2	(8.0)	8.1	2.2

Net income (loss) before income taxes	(1.6)	(86.9)	1.5	(34.5)
Provision for (benefit from) income taxes	(0.7)	0.4	0.6	3.4

Net income (loss)	(0.9)	(87.3)	0.9	(37.9)

REVENUE

Total Revenue

	Three-months ended May 31,
	2003	Change	2002
	(in thousands, except percentages)
Total revenue	$61,468	(4.2)%	$64,133
As percent of total revenue	100.0%	—	100.0%

Total revenue decreased for the three months ended May 31, 2003 compared to the same period of the prior year. The decrease in total revenue was due primarily to the global economic slowdown and a reduction in information technology spending in general. We recognized $6.1 million and $6.4 million in revenue from Reuters in the second quarters of fiscal 2003 and 2002, respectively. Reuters accounted for approximately 10.0% and 9.9% of total revenue for the second fiscal quarters of 2003 and 2002, respectively. No single customer accounted for more than 10% of total revenue in either of the second fiscal quarters of 2003 or 2002.

	Six-months ended May 31,
	2003	Change	2002
	(in thousands, except percentages)
Total revenue	$125,121	(9.9)%	$138,815
As percent of total revenue	100.0%	—	100.0%

Total revenue decreased for the six-month period ended May 31, 2003 compared to the same period of the prior year. The decrease in total revenue was due primarily to the global economic slowdown and a reduction in information technology spending in general. We recognized $17.3 million and $13.0 million in revenue from Reuters during the six-month periods ended May 31, 2003 and 2002, respectively. Reuters accounted for approximately 13.8% and 9.4% of total revenue for the six-month periods ending May 31, 2003 and 2002, respectively. Other than Reuters, no single customer accounted for more than 10% of total revenue for the six-month period ended May 31, 2003. No single customer accounted for more than 10% of total revenue for the six-month period ended May 31, 2002.

License Revenue

	Three-months ended May 31,
	2003	Change	2002
	(in thousands, except percentages)
License revenue	$30,800	(13.9)%	$35,773
As percent of total revenue	50.1%	(5.7)%	55.8%

	Six-months ended May 31,
	2003	Change	2002
	(in thousands, except percentages)
License revenue	$65,775	(20.4)%	$82,639
As percent of total revenue	52.6%	(6.9)%	59.5%

License revenue decreased for the three and six months ended May 31, 2003 as compared to the same periods of the prior year. This decrease was due primarily to the global economic slowdown and a reduction in information technology spending in general. Many telecommunication customers, in particular, have reduced spending on enterprise wide technology deployments from 2002 levels.

Service and Maintenance Revenue

	Three-months ended May 31,
	2003	Change	2002
	(in thousands, except percentages)
Service and maintenance revenue	$30,668	8.1%	$28,360
As percent of total revenue	49.9%	5.7%	44.2%

The increase in service and maintenance revenue in absolute dollars for the second fiscal quarter of 2003 as compared to the same quarter of 2002 was primarily due to an increase of approximately 300 new customers. In addition, we continued to focus on renewals of maintenance contracts with our existing customer base. Maintenance revenue increased from $18.6 million in the second quarter of fiscal 2002 to $21.0 million in the same quarter of 2003. Service revenue decreased from $9.8 million to $9.6 million primarily due to lower training revenue.

	Six-months ended May 31,
	2003	Change	2002
	(in thousands, except percentages)
Service and maintenance revenue	$59,346	5.6%	$56,176
As percent of total revenue	47.4%	6.9%	40.5%

The increase in service and maintenance revenue in absolute dollars for the six months ended May 31, 2003 as compared to the same period of 2002 was primarily due to an increase of approximately 300 new customers. In addition, we continued to focus on renewals of maintenance contracts with our existing customer base. Maintenance revenue increased from $34.9 million in the second quarter of fiscal 2002 to $41.5 million in the same quarter of 2003. Service revenue decreased from $21.3 million to $17.9 million as the global economic slowdown forced customers to reduce consulting services and employee training.

COST OF REVENUE

Cost of revenue consists primarily of salaries, third party contractors and associated expenses related to providing project integration services, the cost of providing maintenance and customer support services, royalties and product fees. The majority of our cost of revenue is directly related to our service revenue.

	Three-months ended May 31,
	2003	Change	2002
	(in thousands, except percentages)
Cost of revenue	$13,561	(21.3)%	$17,241
As percent of total revenue	22.1%	(4.8)%	26.9%

The decrease in cost of revenue in absolute dollars for the second quarter of fiscal 2003 as compared to the same quarter of 2002 resulted primarily from lower royalties, compensation and travel costs. Related party cost of revenue was $0.2 million and $1.4 million for the second quarter of fiscal 2003 and 2002, respectively. The decrease was a result of royalties due to Reuters in the second quarter of fiscal 2002 for sales in the financial services market, as required by our agreement with Reuters. Compensation expenses decreased by approximately $1.5 million as a result of a reduction in services and customer support staff. A decreased level of travel in addition to renegotiated arrangements with travel providers resulted in a savings of approximately $0.6 million in travel costs.

	Six-months ended May 31,
	2003	Change	2002
	(in thousands, except percentages)
Cost of revenue	$27,250	(17.3)%	$32,949
As percent of total revenue	21.8%	(1.9)%	23.7%

The decrease in cost of revenue in absolute dollars for the six months ended May 31, 2003 as compared to the same period of 2002, resulted primarily from lower royalties, compensation and travel costs. Related party cost of revenue was $0.6 million and $2.4 million for the six-month periods ended May 31, 2003 and 2002, respectively. The decrease was primarily a result of royalties due to Reuters during the first six months of fiscal 2002 for sales in the financial services market, as required by our agreement with Reuters. Compensation expenses decreased by approximately $1.7 million as a result of a reduction in services and customer support staff. A decreased level of travel in addition to renegotiated arrangements with travel providers resulted in a savings of approximately $0.9 million in travel costs.

OPERATING EXPENSES

Research and Development Expenses

Research and development expenses consist primarily of personnel, third party contractors and related costs associated with the development of our TIBCO ActiveEnterprise, TIBCO ActiveExchange, TIBCO ActivePortal, TIBCO BusinessWorks and TIBCO BusinessFactor product suites.

	Three-months ended May 31,
	2003	Change	2002
	(in thousands, except percentages)
Research and development expenses	$17,267	(6.9)%	$18,542
As percent of total revenue	28.1%	(0.8)%	28.9%

The decrease in research and development expense in absolute dollars for the second quarter of fiscal 2003 as compared to the same quarter of 2002 was primarily due to a reduction in the cost of third party contractors resulting in a savings of approximately $1.3 million. Research and development expenses remained relatively flat as a percent of total revenue due to 4.2% lower total revenue offsetting the savings on third party contractors.

	Six-months ended May 31,
	2003	Change	2002
	(in thousands, except percentages)
Research and development expenses	$34,770	(1.5)%	$35,301
As percent of total revenue	27.8%	2.3%	25.5%

The decrease in research and development expense in absolute dollars for the six months ended May 31, 2003 as compared to the same period of 2002 was primarily due to a reduction in the cost of third party contractors resulting in a savings of approximately $2.0 million. Research and development expenses remained relatively flat as a percent of total revenue due to 9.9% lower total revenue offsetting the savings on third party contractors.

We believe that continued investment in research and development is important to attaining our strategic objectives and, as a result, expect that spending on research and development will remain relatively stable for the remainder of fiscal 2003.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of personnel and related costs of our direct sales force and marketing staff and the cost of marketing programs, including customer conferences, promotional materials, trade shows and advertising.

	Three-months ended May 31,
	2003	Change	2002
	(in thousands, except percentages)
Sales and marketing expenses	$29,199	(15.6)%	$34,604
As percent of total revenue	47.5%	(6.5)%	54.0%

The decrease in sales and marketing expense in absolute dollars for the second quarter of fiscal 2003 as compared to the same quarter of 2002 resulted primarily from lower commissions, compensation and travel costs. Lower total revenue resulted in approximately $1.0 million savings in commission costs over the same quarter of the prior year. Compensation expenses decreased by approximately $0.8 million as a result of a reduction in sales and marketing staff. A decreased level of travel in addition to renegotiated arrangements with travel providers resulted in a savings of approximately $1.6 million in travel costs. The decrease in sales and marketing expense as a percentage of revenue was partially offset by the decrease in total revenue.

	Six-months ended May 31,
	2003	Change	2002
	(in thousands, except percentages)
Sales and marketing expenses	$56,085	(14.9)%	$65,915
As percent of total revenue	44.8%	(2.6)%	47.4%

The decrease in sales and marketing expense in absolute dollars for the six months ended May 31, 2003 as compared to the same period of 2002 resulted primarily from lower commissions, compensation and travel costs. Lower total revenue resulted in approximately $2.8 million savings in commission costs over the same quarter of the prior year. Compensation expense decreased by approximately $1.5 million as a result of a reduction in sales and marketing staff. A decreased level of travel in addition to renegotiated arrangements with travel providers resulted in a savings of approximately $2.2 million in travel costs. The decrease in sales and marketing expense as a percentage of revenue was partially offset by the decrease in total revenue.

We intend to continue to maintain our current focus on direct sales organization and to develop product-marketing programs and, accordingly, expect that sales and marketing expenditures will remain relatively stable for the remainder of fiscal 2003.

General and Administrative Expenses

General and administrative expenses consist primarily of personnel and related costs for general corporate functions, including executive, legal, finance, accounting and human resources.

	Three-months ended May 31,
	2003	Change	2002
	(in thousands, except percentages)
General and administrative expenses	$5,746	(8.7)%	$6,293
As percent of total revenue	9.3%	(0.5)%	9.8%

The decrease in general and administrative expense in absolute dollars for the second quarter of fiscal 2003 as compared to the same quarter of 2002 was primarily due to non-recurring accounting and legal fees of $0.6 million incurred as a result of acquisition due diligence. General and administrative expense remained relatively flat as a percent of total revenue due to 4.2% lower total revenue offsetting the decrease in acquisition due diligence costs.

	Six-months ended May 31,
	2003	Change	2002
	(in thousands, except percentages)
General and administrative expenses	$10,810	(7.4)%	$11,668
As percent of total revenue	8.6%	0.2%	8.4%

The decrease in general and administrative expense in absolute dollars and as a percentage of revenue for the six months ended May 31, 2003 as compared to the same period of 2002, was primarily due to non-recurring accounting and legal fees of $1.0 million incurred as a result of acquisition due diligence. General and administrative expense remained relatively flat as a percent of total revenue due to 9.9% lower total revenue offsetting the savings on acquisition costs.

We expect that general and administrative expenses will remain relatively stable as a percentage of revenue for the remainder of fiscal 2003.

Stock-Based Compensation

We recorded a total of $58.4 million in unearned compensation through May 31, 2003, representing the difference between the deemed fair value of our common stock at the date of option grant and the exercise price of such options and in connection with acquisitions. In addition, as of May 31, 2003, we expect to record additional acquisition related compensation expense of up to $0.2 million in connection with additional cash consideration contingent on the vesting and exercise of stock options and restricted stock, which were unvested at the acquisition date. The employer portion of payroll taxes due as a result of employee exercises of nonqualified stock options is included a part of stock-based compensation expense in the period the option is exercised.

Stock-based compensation expense related to stock options granted to consultants is recognized as earned using the multiple option method, and is shown by expense category. At each reporting date, we re-value the stock options using the Black-Scholes option-pricing model. As a result, stock-based compensation expense will fluctuate as the fair market value of our common stock fluctuates.

	Three-months ended May 31,
	2003	Change	2002
	(in thousands, except percentages)
Stock-based compensation expense	$331	(57.9)%	$787
As percent of total revenue	0.5%	(0.7)	1.2%

The decrease in stock-based compensation in absolute dollars for the second quarter of fiscal 2003 as compared to the same quarter of 2002 is primarily due to a decrease in employee- and acquisition- related stock-based compensation from $0.7 million to $0.3 million. Stock-based compensation related to consultants increased $0.6 million but was offset by $0.6 million decrease in employer-required payroll taxes for nonqualified stock option exercises.

	Six-months ended May 31,
	2003	Change	2002
	(in thousands, except percentages)
Stock-based compensation expense	$688	(69.5)%	$2,259
As percent of total revenue	0.6%	(1.0)%	1.6%

The decrease in stock-based compensation in absolute dollars for the six months ended May 31, 2003 as compared to the same period of 2002 is primarily due to a $0.7 million decrease in employee- and acquisition- related stock-based compensation. Stock-based compensation related to consultants increased $0.5 million but was offset by $0.6 million decrease in employer-required payroll taxes for nonqualified stock option exercises.

Amortization of Acquired Intangibles

Intangible assets are comprised of purchased technology, trademarks and established customer bases, as well as non-compete, maintenance and OEM customer royalty agreements.

	Three-months ended May 31,
	2003	Change	2002
	(in thousands, except percentages)
Amortization of acquired intangibles	$1,691	(71.9)%	$6,020
As percent of total revenue	2.8%	(6.6)%	9.4%

	Six-months ended May 31,
	2003	Change	2002
	(in thousands, except percentages)
Amortization of acquired intangibles	$3,382	(71.5)%	$11,874
As percent of total revenue	2.7%	(5.9)%	8.6%

The decrease in amortization of acquired intangibles is due to our adoption of SFAS No. 142 on December 1, 2002, which requires that goodwill and intangible assets deemed to have indefinite lives are no longer amortized but, instead, subject to impairment tests at least annually.

Restructuring Charges

During fiscal 2002 and 2001, we recorded restructuring charges totaling $70.5 million, consisting of $4.5 million for headcount reductions, $54.3 million for consolidation of facilities, $11.1 million for related write-down of leasehold improvements and $0.6 million of other related restructuring charges. These restructuring charges were recorded to align our cost structure with changing market conditions. We recorded an additional accrual of $7.4 million in fiscal 2002 for the estimated losses on facilities acquired in connection with the acquisition of Talarian as acquisition integration costs. Through fiscal 2002, we made cash payments of $10.4 million associated with abandoned facilities and $4.9 million related to headcount reductions and other charges. We are currently working with corporate real estate brokers to sublease unoccupied facilities.

During the first quarter of fiscal 2003, we recorded a restructuring charge of $1.1 million related to a reduction in headcount to further align our cost structure with changing market conditions. This reduction of approximately 44 employees was comprised of 60% sales and marketing staff, 5% general and administrative staff, and 35% research and development staff.

The following sets forth our accrued restructuring costs as of May 31, 2003. Accrued excess facilities costs represent the estimated loss on abandoned facilities, net of sublease income, and are expected to be paid over the next eight years. Accrued severance costs for the four remaining employees are expected to be paid during fiscal 2003.

	Excess Facilities	Severance *	Total
Balance at November 30, 2002	$51,311	$198	$51,509
Activity during first quarter of fiscal 2003:
Restructuring charges recorded	—	1,100	1,100
Cash utilized	(2,168)	(1,168)	(3,336)

Balance at February 28, 2003	49,143	130	49,273
Activity during second quarter of fiscal 2003:
Non cash write-down of furniture and fixtures	(385)	—	(385)
Cash utilized	(2,001)	(42)	(2,043)

Balance at May 31, 2003	$46,757	$88	$46,845

* Included in consolidated balance sheet as a component of accrued liabilities.

Interest and Other Income (Expense), net

Interest and other income (expense), net, includes interest, realized gains and losses on investments and other miscellaneous income and expense items. We hold minority interests in several companies with complementary technologies or products or companies that provide us with access to additional vertical markets and customers and evaluate the investments for other-than-temporary declines in value on a regular basis.

	Three-months ended May 31,
	2003	Change	2002
	(in thousands, except percentages)
Interest and other income (expense), net	$4,992	197.5%	$(5,122)
As percent of total revenue	8.2%	16.2%	(8.0)%

The increase in interest and other income in absolute dollars for the second quarter of fiscal 2003 as compared to the same quarter of 2002 was primarily due to the non-recurring investment impairment charge in 2002 partially offset by lower interest income in 2003. In the second quarter of fiscal 2002, we recognized an other-than-temporary impairment of our investments in the amount of $10.7 million. The global economic slowdown and reduction in technology spending in general during fiscal 2002 had, and continues to have, a negative impact on these development stage companies. No impairment charges were recognized during the second quarter of fiscal 2003. Interest income decreased 39.7% from $5.8 million in the second quarter of fiscal 2002 to $3.5 million in the second quarter of fiscal 2003 due to the decline in interest rates.

	Six-months ended May 31,
	2003	Change	2002
	(in thousands, except percentages)
Interest and other income (expense), net	$10,095	231.6%	$3,044
As percent of total revenue	8.1%	5.9%	2.2%

The increase in interest and other income in absolute dollars for the six months ended May 31, 2003 as compared to the same period of the prior year was primarily due to the non-recurring investment impairment charge in 2002 partially offset by lower interest income in 2003. In the first six months of fiscal 2003, we recognized an other-than-temporary impairment of our investments in the amount of $0.3 million as compared to $10.7 million during the same period of 2002. The global economic slowdown and reduction in technology spending in general during fiscal 2002 had, and continues to have, a negative impact on these development stage companies. Interest income decreased 40.9% from $12.7 million in the six months ended May 31, 2002 to $7.5 million in the six months ended May 31, 2003 due to the decline in interest rates.

Provision for (Benefit from) Income Taxes

The current estimate of our annual effective tax rate on anticipated operating income for the 2003 tax year is 40%. The estimated annual effective tax rate of 40% has been used to record the provision for income taxes for the six-month period ended May 30, 2003 as compared to an effective tax rate of 10% used to record the provision for income taxes for the comparable period in 2002. The estimated annual effective tax rate differs from the U.S. statutory rate primarily due to state taxes, stock-based compensation charges, foreign tax rate differences, R&D tax credits and net operating losses and temporary differences not recognized applicable to the net deferred tax assets. We maintained a full valuation allowance on the deferred tax assets because we expect that it is more likely than not that all deferred tax assets will not be realized in the foreseeable future.

LIQUIDITY AND CAPITAL RESOURCES

At May 31, 2003, we had cash and cash equivalents of $116.3 million, representing an increase of $59.1 million from November 30, 2002.

Net cash provided by operations for the six months ended May 31, 2003 was $5.2 million compared to $10.5 million for the comparable period of the prior year. Cash provided by operating activities for the six months ended May 31, 2003 resulted primarily from net income of $1.1 million that was offset by non-cash charges of $10.0 million and a net decrease in assets and liabilities of $5.9 million. The net decrease in assets and liabilities was principally due to payments for year-end sales commission accruals and rent for abandoned facilities.

Net cash provided by investing activities for the six months ended May 31, 2003 was $50.5 million compared to cash used by investing activities of $74.4 million for the same period in 2002. Cash provided by investing activities resulted primarily from the net sales of short-term investments of $51.5 million partially offset by capital expenditures of $1.0 million. Capital expenditures were primarily related to office facilities.

Cash flow from financing activities for the six months ended May 31, 2003 of $3.4 million resulted from the exercise of stock options and stock purchases under our Employee Stock Purchase Program.

At May 31, 2003 and 2002, we had $646.5 million and $644.7 million in cash, cash equivalents and investments, respectively. We anticipate our operating expenses to remain relatively stable for the foreseeable future and as a result intend to fund our operating expenses through cash flows from operations. We expect to use our cash resources to fund capital expenditures as well as acquisitions or investments in complementary businesses, technologies or product lines. We believe that our current cash, cash equivalents and investments and cash flows from operations will be sufficient to meet our anticipated cash requirements for working capital and capital expenditures for at least the next twelve months.

As of May 31, 2003, future minimum lease payments under non-cancelable operating leases, including $41.7 million provided for as accrued restructuring costs and $5.1 million provided for as acquisition integration liabilities, are as follows (in thousands):

	Expense	Sublease Income	Net
Remaining 2003	$13,961	$642	$13,319
2004	26,412	1,323	25,089
2005	25,989	1,068	24,921
2006	24,682	464	24,218
2007	25,254	470	24,784
Thereafter	144,510	1,552	142,958

Total	$260,808	$5,519	$255,289

As of May 31, 2003, we had a $5.0 million irrevocable standby letter of credit outstanding in connection with a facility lease. The letter of credit automatically renews annually for the duration of the lease term, which expires in December 2010. The investments pledged for security of the letter of credit are presented as restricted cash and included in Other Assets in the Condensed Consolidated Balance Sheets.

As of May 31, 2003, we had a $0.9 million irrevocable standby letter of credit outstanding in connection with a facility surrender agreement. The letter of credit automatically renews annually for the duration of the letter of credit requirement of the surrender agreement, which expires in June 2006. The investments pledged for security of the letter of credit are presented as restricted cash and included in Other Assets in the Condensed Consolidated Balance Sheets.

FACTORS THAT MAY AFFECT OPERATING RESULTS

The following risk factors could materially and adversely affect our future operating results and could cause actual events to differ materially from those predicted in the forward-looking statements we make about our business.

We have a history of losses, we expect future losses, and if we do not achieve and sustain profitability our business will suffer and our stock price may decline

We may not be able to achieve revenue or earnings growth or obtain sufficient revenue to achieve and sustain profitability. We incurred net losses of approximately $94.6 million and $13.2 million in fiscal 2002 and 2001, respectively. In addition, we incurred a net loss of $0.6 million in the second quarter of fiscal 2003 and net income of $1.1 million for the six months ended May 31, 2003, respectively. As of May 31, 2003, we had an accumulated deficit of approximately $168.8 million.

We have invested significantly in building our sales and marketing organization and in our technology research and development. We expect to continue to spend financial and other resources on developing and introducing enhancements to our existing and new software products and our direct sales and marketing activities. As a result, we need to generate significant revenue to achieve and maintain profitability. In addition, we believe that we must continue to dedicate a significant amount of our resources to our research and development efforts to maintain our competitive position. However, we do not expect to receive significant revenues from these investment for several years.

Our future revenue is unpredictable and we expect our quarterly operating results to fluctuate, which may cause our stock price to decline

Period-to-period comparisons of our operating results may not be a good indication of our future performance. Moreover, our operating results in some quarters have not in the past, and may not in the future, meet the expectations of stock market analysts and investors. This has in the past and may in the future cause our stock price to decline. As a result of our limited operating history and the evolving nature of the markets in which we compete, we have difficulty accurately forecasting our revenue in any given period. In addition to the factors discussed elsewhere in this section, a number of factors may cause our revenue to fall short of our expectations or cause fluctuations in our operating results, including:

•	the announcement or introduction of new or enhanced products or services by our competitors;

•	the correlation between our sales forecasts and our revenue;

•	the relatively long sales cycles for many of our products;

•	the tendency of some of our customers to wait until the end of a fiscal quarter or our fiscal year in the hope of obtaining more favorable terms;

•	the timing of our new products or product enhancements or any delays in such introductions;

•	the delay or deferral of customer implementations of our products;

•	changes in customer budgets and decision making process that could affect both the timing and size of any transaction;

•	the amount and timing of operating costs and capital expenditures relating to the expansion of our operations;

•	variations throughout the year due to seasonal factors, which generally result in lower sales activity in our first and third fiscal quarters; and

•	changes in local, national and international regulatory requirements.

There can be no assurance that our current customers will continue to purchase our products in the future

We do not have long-term contracts with any of our customers, except for our license and distribution relationship with Reuters described below. There can be no assurance that any of our customers will continue to purchase our products in the future. As a result, a customer that generates substantial revenue for us in one period may not be a source of revenue in subsequent periods. Sales to Reuters, a related party, accounted for 10.0% of our total revenue in the second quarter of fiscal 2003 and 13.8% of total revenue for the six month period ended May 31, 2003.

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

Our licensing and distribution relationship with Reuters places limitations on our ability to conduct our business

Our predecessor company was acquired by Reuters in 1994. In January 1997, Reuters established us as a separate entity, transferred to us certain assets and liabilities related to our business and granted to us a royalty-free license to intellectual property that is still incorporated into some of our software products. Reuters continues to hold approximately 49.1% of our stock and has the right to nominate one third of our directors, and accordingly is able to exert significant influence over our business. We have a significant relationship with Reuters for licensing and distribution. Our relationship with Reuters involves limitations and restrictions on our business, as well as other risks described below.

We license from Reuters the underlying TIB messaging technology that existed as of December 31, 1996 (“Licensed TIB Technology”), from which some of our important TIBCO ActiveEnterprise messaging products originated. We do not own Licensed TIB Technology. Because Reuters has access to the intellectual property used in our products, it could use this intellectual property to compete with us. Reuters is not restricted from using the Licensed TIB Technology to produce products that compete with our products, and it can grant limited licenses to the Licensed TIB Technology to others who may compete with us. In addition, we must license to Reuters all of the intellectual property and products we create through December 2011. This will place Reuters in a position to more easily develop products that compete with ours.

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

In addition, if Reuters declines to continue the minimum guaranteed distribution fee at the end of December 2003, there can be no assurances that we will be successful in generating enough revenue to replace the minimum guaranteed fee, which would adversely affect our business and operating results

Our license agreement with Reuters imposes also practical restrictions on our ability to acquire other companies. The license agreement places no specific restrictions on our ability to acquire companies with all or part of their business in the financial services market and to continue such business. However, under the terms of the license agreement, we are prohibited from bundling or combining our products that are based on the Licensed TIB Technology with an acquired company’s products and services and then selling the bundled or combined products directly to financial services companies. This prohibition could prevent us from realizing potential synergies with companies we acquire.

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

Our acquisition strategy could cause financial or operational problems

Our success depends on our ability to continually enhance and broaden our product offerings in response to changing technologies, customer demands, and competitive pressures. To this end, we may acquire new and complementary businesses, products or technologies. We do not know if we will be able to complete any acquisitions or that we will be able to successfully integrate any acquired business, operate them profitably, or retain their key employees. Integrating any newly acquired business, product or technology could be expensive and time-consuming, could disrupt our ongoing business, and could distract our management. We may face competition for acquisition targets from larger and more established companies with greater financial resources. In addition, in order to finance any acquisition, we might need to raise additional funds through public or private financings. In that event, we could be forced to obtain equity or debt financing on terms that are not favorable to us and, in the case of equity financing, that results in dilution to our stockholders. If we are unable to integrate any newly acquired entity, products or technology effectively, our business, financial condition and operating results would suffer. In addition, any amortization or impairment of acquired intangible assets, stock-based compensation or other charges resulting from the costs of acquisitions could harm our operating results.

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

Pending litigation could harm our business

We, certain of our directors and officers and certain investment bank underwriters have been named in a putative class action for violation of the federal securities laws in the United States District Court for the Southern District of New York, captioned In re TIBCO Software, Inc. Initial Public Offering Securities Litigation, 01 Civ. 6110 (SAS). This is one of the number of cases challenging underwriting practices in the initial public offerings (“IPOs”) of more than 300 companies. These cases have been coordinated for pretrial proceedings as In re Initial Public Offering Securities Litigation, 21 MC 92 (SAS). Plaintiffs generally allege that certain underwriters engaged in undisclosed and improper underwriting activities, namely the receipt of excessive brokerage commissions and customer agreements regarding post-offering purchases of stock in exchange for allocations of IPO shares. Plaintiffs also allege that various investment bank securities analysts issued false and misleading analyst reports. The complaint against us claims that the purported improper underwriting activities were not disclosed in the registration statements for our IPO and secondary public offering and seeks unspecified damages on behalf of a purported class of persons who purchased our securities or sold put options during the time period from July 13, 1999 to December 6, 2000. On February 19, 2003, the Court issued an Opinion and Order denying the motion to dismiss certain of the claims in the complaint. We have engaged in discussions with the plaintiffs regarding a proposed settlement of the claims. We believe that we have meritorious defenses to the allegations in the complaint and intend to defend the case vigorously.

A lawsuit with similar allegations of undisclosed improper underwriting practices, and part of the same coordinated proceedings, is pending against Talarian Corporation (“Talarian”), which the Company acquired in 2002. That action is captioned In re Talarian Corp. Initial Public Offering Securities Litigation, 01 Civ. 7474 (SAS). The complaint against Talarian, certain of its underwriters, and certain of its former directors and officers claims that the purported improper underwriting activities were not disclosed in the registration statement for Talarian’s IPO and seeks unspecified damages on behalf of a purported class of persons who purchased Talarian securities during the time period from July 20, 2000 to December 6, 2000. On February 19, 2003, the Court issued an Opinion and Order granting the Company’s motion to dismiss certain of the claims in the complaint. We have engaged in discussions with the plaintiffs regarding a proposed settlement of the claims. We believe that we have meritorious defenses to the remaining claims against Talarian and intend to defend against those claims vigorously.

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

Our products may infringe the intellectual property rights of others, which may cause us to incur unexpected costs or prevent us from selling our products

We cannot be certain that our products do not infringe issued patents or other intellectual property rights of others. Because patent applications in the United States are not publicly disclosed until the patent is issued, applications relating to our software products may have been filed without our knowledge. We may be subject to legal proceedings and claims from time to time, including claims of alleged infringement of the patents, trademarks and other intellectual property rights of third parties by us or our licensees in connection with their use of our products. Intellectual property litigation is expensive and time-consuming, and could divert our management’s attention away from running our business and could seriously harm our business. If we were to discover that our products violated the intellectual property rights of others, we would have to obtain licenses from these parties in order to continue marketing our products without substantial reengineering. We might not be able to obtain the necessary licenses on acceptable terms or at all, and if we could not obtain such licenses, we might not be able to reengineer our products successfully or in a timely fashion. If we fail to address any infringement issues successfully, we will be forced to incur significant costs including, damages and satisfying indemnification obligations that we have with our customers, and could be prevented from selling our products.

Our intellectual property or proprietary rights could be misappropriated, which could force us to become involved in expensive and time-consuming litigation

We regard our copyrights, service marks, trademarks, trade secrets, licensed patents and similar intellectual property as critical to our success. Any misappropriation of our proprietary information by third parties could harm our business, financial condition, and operating results. In addition, the laws of some countries do not provide the same level of protection of our proprietary information as do the laws of the United States. If our proprietary information were misappropriated, we might have to engage in litigation to protect it. We might not succeed in protecting our proprietary information by initiating intellectual property litigation, and in any invent such litigation is expensive and time-consuming, and could divert our management’s attention away from running our business and could seriously harm our business.

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

Developing and maintaining different software products could place a significant strain on our resources and software product release schedules, which could adversely affect our revenue and financial condition. If we are not able to develop software for accepted platforms or fail to adopt webservice standards, our license and service revenues and our gross margins could be adversely affected. In addition, if the platforms we have developed software for are not accepted, our license and service revenues and our gross margins could be adversely affected.

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

If we account for employee stock option and employee stock purchase plans using the fair value method, it could significantly reduce our net income and earnings per share

There has been ongoing public debate whether employee stock option and employee stock purchase plans shares should be treated as a compensation expense and, if so, how to properly value such charges. If we elected or were required to record an expense for out stock-based compensation plans using the fair value method, we could have significant accounting charges. For example in fiscal year 2002, had we accounted for stock-based compensation plans under SFAS No. 123 as amended by SFAS No. 148, annual earnings per share would have been reduced by $0.53 per share. Although we are not currently required to record any compensation expense using the fair value method in connection with option grants that have an exercise price at or above fair market value and for shares issued under our employee stock purchase plan, it is possible that future laws or regulations will require us to treat all stock-based compensation as a compensation expense using the fair value method. See Note 9 to the Condensed Consolidated Financial Statements and our discussion in the Amortization of Stock-based Compensation section of Management’s Discussion and Analysis of Financial Condition and Results of Operations for a more detailed presentation of accounting for stock-based compensation plans.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We invest in marketable securities in accordance with our investment policy. The primary objectives of our investment policy are to preserve principal, to maintain proper liquidity to meet operating needs and maximize yields. Our investment policy specifies credit quality standards for our investments and limits the amount of credit exposure to any single issue, issuer or type of investment. The maximum allowable duration of a single issue is 2.5 years and the maximum allowable duration of the portfolio is 1.3 years.

At May 31, 2003, we had an investment portfolio of fixed income securities totaling $530.0 million, excluding those classified as cash and cash equivalents and restricted funds. Our investments consist primarily of bank and finance notes, various government obligations and asset-backed securities. These securities are classified as available-for-sale and are recorded on the balance sheet at fair market value with unrealized gains or losses reported as a separate component of stockholders’ equity. Unrealized losses are charged against income when a decline in fair market value is determined to be other than temporary. The specific identification method is used to determine the cost of securities sold.

The investment portfolio is subject to interest rate risk and its value will fall in the event market interest rates increase. If market interest rates were to increase immediately and uniformly by 100 basis points (approximately 69.8% of current rates in the portfolio) from levels as of May 31, 2003, the fair market value of the portfolio would decline by approximately $5.5 million.

We develop products in the United States and sell in North America, South America, Asia, the Middle East and Europe. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. A majority of sales are currently made in U.S. dollars; however, a strengthening of the dollar could make our products less competitive in foreign markets. We enter into foreign currency forward exchange contracts (“forward contracts”) to manage exposure related to accounts receivable denominated in foreign currencies. We do not enter into derivative financial instruments for trading purposes. We had outstanding forward contracts with notional amounts totaling approximately $3.2 million at May 31, 2003. These open contracts mature at various dates through September 2003 and are economic hedges of certain foreign currency transaction exposures in the Euro, British Pound, Canadian Dollar, Swedish Krona, Japanese Yen and Danish Krone. The fair value of these forward contracts at May 31, 2003 was not significant.

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

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We, certain of our directors and officers and certain investment bank underwriters have been named in a putative class action for violation of the federal securities laws in the United States District Court for the Southern District of New York, captioned In re TIBCO Software, Inc. Initial Public Offering Securities Litigation, 01 Civ. 6110 (SAS). This is one of the number of cases challenging underwriting practices in the initial public offerings (“IPOs”) of more than 300 companies. These cases have been coordinated for pretrial proceedings as In re Initial Public Offering Securities Litigation, 21 MC 92 (SAS). Plaintiffs generally allege that certain underwriters engaged in undisclosed and improper underwriting activities, namely the receipt of excessive brokerage commissions and customer agreements regarding post-offering purchases of stock in exchange for allocations of IPO shares. Plaintiffs also allege that various investment bank securities analysts issued false and misleading analyst reports. The complaint against us claims that the purported improper underwriting activities were not disclosed in the registration statements for our IPO and secondary public offering and seeks unspecified damages on behalf of a purported class of persons who purchased our securities or sold put options during the time period from July 13, 1999 to December 6, 2000. On February 19, 2003, the Court issued an Opinion and Order denying the motion to dismiss certain of the claims in the complaint. We have engaged in discussions with the plaintiffs regarding a proposed settlement of the claims. We believe that we have meritorious defenses to the allegations in the complaint and intend to defend the case vigorously.

A lawsuit with similar allegations of undisclosed improper underwriting practices, and part of the same coordinated proceedings, is pending against Talarian Corporation (“Talarian”), which the Company acquired in 2002. That action is captioned In re Talarian Corp. Initial Public Offering Securities Litigation, 01 Civ. 7474 (SAS). The complaint against Talarian, certain of its underwriters, and certain of its former directors and officers claims that the purported improper underwriting activities were not disclosed in the registration statement for Talarian’s IPO and seeks unspecified damages on behalf of a purported class of persons who purchased Talarian securities during the time period from July 20, 2000 to December 6, 2000. On February 19, 2003, the Court issued an Opinion and Order granting the Company’s motion to dismiss certain of the claims in the complaint. We have engaged in discussions with the plaintiffs regarding a proposed settlement of the claims. We believe that we have meritorious defenses to the remaining claims against Talarian and intend to defend against those claims vigorously.

ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSION OF A MATTER TO A VOTE OF SECURITY HOLDERS

At our annual meeting of stockholders on April 15, 2003 the following three proposals were voted on and approved as follows:

PROPOSAL I (To elect seven directors to serve until our next annual meeting of stockholders, or until their successors are duly elected and qualified.)

	Total Vote For Each Director	Total Vote Withheld From Each Director
Vivek Y. Ranadivé	164,213,193	14,199,127
Philip Green	157,934,801	20,477,519
Naren Gupta	169,582,789	8,829,531
Peter Job	159,736,027	18,676,293
William A. Owens	177,338,070	1,074,250
Matthew J. Szulik	169,569,167	8,843,153
Philip K. Wood	164,843,324	13,568,996

PROPOSAL II (To amend our 1996 Stock Option Plan to provide for the award of stock awards, and to approve the material terms of our 1996 Stock Option Plan to preserve our ability to receive corporate income tax deductions that may become available pursuant to Internal Revenue Code Section 162(m).)

For	Against	Abstain	Broker Non-Votes
119,334,711	31,669,258	125,015	27,283,337

PROPOSAL III (To ratify the appointment of PricewaterhouseCoopers LLP as our independent public accountants for the fiscal year ending November 30, 2003.)

For	Against	Abstain
165,505,722	12,866,844	39,755

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits:

Exhibit 3.2	Bylaws of Registrant

Exhibit 99.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002

Exhibit 99.2	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002

(b) Reports on Form 8-K:

We filed a Current Report on Form 8-K on June 19, 2003 to furnish the press release we issued on June 19, 2003 entitled “TIBCO Software Reports Second Quarter Financial Results.”

SIGNATURES

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

TIBCO SOFTWARE INC.

By:	/S/ CHRISTOPHER G. O’MEARA
Christopher G. O’Meara Executive Vice President, Finance and Chief Financial Officer

By:	/S/ MARCIA GUTIERREZ
Marcia Gutierrez Director of Accounting

Date: July 9, 2003

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

Date: July 9, 2003

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

Date: July 9, 2003

/s/ CHRISTOPHER G. O’MEARA
Christopher G. O’Meara Executive Vice President, Finance and Chief Financial Officer