Form 10-Q
period 2003-08-31
TIBCO SOFTWARE INC
filed 2003-10-14
CIK 1085280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2003

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

Yes   ☒   No  ☐

The number of shares outstanding of the registrant’s Common Stock, $0.001 par value, as of October 7, 2003 was 212,719,463.

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

TIBCO SOFTWARE INC.

Condensed Consolidated Balance Sheets

(in thousands)

	August 31, 2003	November 30, 2002
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$94,887	$57,229
Short-term investments	506,465	580,624
Accounts receivable, net of allowances; $5,516 and $5,686, respectively	36,533	59,795
Due from related parties	260	1,483
Other current assets	16,036	14,462

Total current assets	654,181	713,593
Property and equipment, net of accumulated depreciation; $41,079 and $33,067, respectively	123,214	54,827
Other assets	35,055	8,348
Goodwill	103,006	101,993
Acquired intangibles, net of accumulated amortization; $20,054 and $18,033, respectively	9,566	15,827

	$925,022	$894,588

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,068	$5,242
Amounts due related parties	1,492	1,846
Accrued liabilities	28,555	41,681
Accrued excess facilities costs	44,760	51,311
Deferred revenue	38,275	49,781
Current portion of long term debt	1,604	—

Total current liabilities	118,754	149,861

Long term debt	52,266	—
Commitments and contingencies (Note 6)
Stockholders’ equity:
Common stock	213	210
Additional paid-in capital	919,390	912,821
Unearned stock-based compensation	(422)	(1,333)
Accumulated other comprehensive income	873	2,897
Accumulated deficit	(166,052)	(169,868)

Total stockholders’ equity	754,002	744,727

	$925,022	$894,588

See accompanying notes to condensed consolidated financial statements.

TIBCO SOFTWARE INC.

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

	Three Months Ended August 31,		Nine Months Ended August 31,
	2003	2002	2003	2002
	(Unaudited)		(Unaudited)
License revenue:
Non-related parties	$32,410	$30,802	$85,171	$105,840
Related parties	2,192	3,841	15,205	11,441

Total license revenue	34,602	34,643	100,376	117,281

Service and maintenance revenue:
Non-related parties	26,574	24,913	77,786	73,602
Related parties	4,189	3,014	11,239	9,385
Reimbursable expenses	749	718	1,834	1,834

Total service and maintenance revenue	31,512	28,645	90,859	84,821

Total revenue	66,114	63,288	191,235	202,102
Cost of revenue:
Stock based compensation	44	108	164	429
Other cost of revenue non-related parties	14,134	13,887	40,662	44,273
Other cost of revenue related parties	1,479	51	2,081	2,292

Gross profit	50,457	49,242	148,328	155,108

Operating expenses:
Research and development:
Stock-based compensation	77	296	452	1,083
Other research and development	14,120	17,788	48,515	52,302
Sales and marketing:
Stock-based compensation	85	431	223	926
Other sales and marketing	28,404	31,773	84,352	97,193
General and administrative:
Stock-based compensation	10	237	67	893
Other general and administrative	4,404	5,329	15,157	16,343
Acquired in-process research and development	—	—	—	2,400
Restructuring charges	—	19,692	1,100	49,336
Amortization of acquired intangibles	1,691	6,354	5,073	18,227

Total operating expenses	48,791	81,900	154,939	238,703

Income (loss) from operations	1,666	(32,658)	(6,611)	(83,595)
Interest and other, net	2,138	7,154	12,233	10,199

Income (loss) before income taxes	3,804	(25,504)	5,622	(73,396)
Provision for income taxes	1,088	19,882	1,806	24,551

Net income (loss)	$2,716	$(45,386)	$3,816	$(97,947)

Net income (loss) per share:
Basic	$0.01	$(0.22)	$0.02	$(0.48)

Weighted average common shares outstanding	211,827	208,026	211,088	204,600

Net income (loss) per share:
Diluted	$0.01	$(0.22)	$0.02	$(0.48)

Weighted average common shares outstanding	219,681	208,026	218,991	204,600

See accompanying notes to condensed consolidated financial statements.

TIBCO SOFTWARE INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended
	August 31, 2003	August 31, 2002
	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$3,816	$(97,947)
Adjustments to reconcile net income (loss) to net cash used for operating activities:
Depreciation and amortization	10,814	10,806
Amortization of acquired intangibles	5,073	18,228
Amortization of stock-based compensation	906	2,050
Realized (gain) loss on investments, net	(2,109)	8,611
Acquired in-process research and development	—	2,400
Change in deferred tax assets	—	19,882
Non-cash restructuring and impairment charges	—	11,092
Changes in assets and liabilities, net of effect of acquisition:
Accounts receivable	23,262	7,014
Due from related parties, net	869	665
Prepaid rent	(27,908)	—
Other assets	323	(3,872)
Accounts payable	(1,174)	1,323
Accrued liabilities and excess facilities	(18,379)	7,222
Deferred revenue	(11,331)	(1,900)

Net cash used for operating activities	(15,838)	(14,426)

Cash flows from investing activities:
Purchases of short-term investments	(931,139)	(685,539)
Sales and maturities of short-term investments	1,004,313	747,477
Purchase of corporate facilities	(77,945)	—
Purchases of other property and equipment, net	(1,543)	(41,165)
Purchases of private equity investments	(68)	(285)
Short-term investments pledged as security	—	(898)
Cash used in acquisition, net of cash received	—	(6,363)

Net cash provided by (used for) investing activities	(6,382)	13,227

Cash flows from financing activities:
Proceeds from exercise of stock options	1,358	8,511
Proceeds from employee stock purchase program	5,381	7,106
Proceeds from long term debt	54,000	—
Payment of financing fees	(716)
Principal payments on long term debt	(130)	—

Net cash provided by financing activities	59,893	15,617

Effect of exchange rate changes on cash	(15)	98

Net change in cash and cash equivalents	37,658	14,516
Cash and cash equivalents at beginning of period	57,229	100,158

Cash and cash equivalents at end of period	$94,887	$114,674

See accompanying notes to condensed consolidated financial statements.

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

For purposes of presentation, the Company has indicated the third quarter of fiscal 2003 and 2002 as ending on August 31, 2003 and August 31, 2002, respectively; whereas in fact, the Company’s third fiscal quarters ended on the Friday nearest to the end of August.

The results of operations for the three months and nine months ended August 31, 2003 are not necessarily indicative of the results that may be expected for the year ending November 30, 2003 or any other future interim period, and the Company makes no representations related thereto.

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

Change in Accounting Estimate

In connection with the buildings purchase (Note 3), the Company extended the remaining useful life of the carrying value of the building improvements from the length of the original lease term of 12 years to an estimated useful life of 25 years, effective July 1, 2003. This change in estimate reduced depreciation expense by $0.2 million and increased net income by $0.1 million for the three- and nine-month periods ended August 31, 2003. This change had no impact on earnings per share for the three- or nine-month periods ended August 31, 2003.

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

Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing the net income (loss) available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing the net income for the period by the weighted average number of common and potential common shares outstanding during the period if their effect is dilutive. Certain potential common shares are not included in computing net income (loss) per share because they are anti-dilutive.

Stock-Based Compensation

The Company accounts for employee stock-based compensation plans using the intrinsic value method. Accordingly, deferred compensation is recorded if the current market price of the underlying stock exceeds the exercise price on the date of grant. Stock compensation expense is recorded as the options are earned.

The following is a summary of the effect on net income (loss) and per share impacts if the Company had applied a fair value method prescribed by SFAS No. 123, “Accounting for Stock-Based Compensation” to account for stock-based compensation for the periods indicated (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	August 31, 2003	August 31, 2002	August 31, 2003	August 31, 2002
Net income (loss), as reported	$2,716	$(45,386)	$3,816	$(97,947)
Add: Total stock-based employee compensation expense determined under intrinsic value based method for all awards	202	1,212	979	3,975
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(14,162)	(22,609)	(43,349)	(82,821)

Pro forma net loss	$(11,244)	$(66,783)	$(38,554)	$(176,793)

Net income (loss) per share:
Basic – as reported	$0.01	$(0.22)	$0.02	$(0.48)

Basic – pro forma	$(0.05)	$(0.32)	$(0.18)	$(0.86)

Diluted – as reported	$0.01	$(0.22)	$0.02	$(0.48)

Diluted – pro forma	$(0.05)	$(0.32)	$(0.18)	$(0.86)

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

Restructuring Charges

The Company’s restructuring charges are comprised primarily of costs related to properties abandoned in connection with facilities consolidation, related write-down of leasehold improvements and severance and associated employee termination costs related to headcount reductions. For restructuring actions initiated prior to December 31, 2002, the Company recorded the liability related to these termination costs when the plan was approved, the termination benefits were determined and communicated to the employees, the number of employees to be terminated, their locations and job were specifically identified and the period of time to implement the plan was set. For restructuring actions initiated after January 1, 2003, the Company adopted SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” which requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. SFAS No.146 is effective for exit or disposal activities that were initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a material impact on the Company’s operating results or financial position.

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” This interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” addresses consolidation by business enterprises of variable interest entities that possess certain characteristics. FIN 46 requires that if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities, and results of the activities of the variable interest entity must be included in the consolidated financial statements with those of the business enterprise. FIN 46 applies immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. The Company does not have any ownership in any variable interest entities as of January 31, 2003. The Company will apply the consolidation requirements of FIN 46 in future periods should interest in a variable interest entity be acquired.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity and is effective for financial instruments entered into or modified after May 31, 2003. The Company adopted SFAS No. 150 on June 1, 2003. The adoption did not have a material impact on the Company’s results of operations or financial condition.

3. PROPERTY AND EQUIPMENT

Building acquisition

On June 25, 2003, the Company purchased the four buildings comprising the Company’s corporate headquarters in Palo Alto, California for $80.0 million. In connection with the purchase the Company entered into a 51-year lease of the land upon which the buildings are located. The lease was paid in advance in the amount of $28.0 million (Note 6). The total consideration for the land lease and the buildings of $108.0 million is comprised of $54.0 million in cash and a $54.0 million mortgage note payable (Note 5).

The capitalized cost of the buildings was reduced by the existing deferred rent in the amount of $3.1 million related to the previous operating lease on the buildings. In addition, the Company capitalized $1.0 million of acquisition costs incurred in connection with the purchase. The net purchase price of the buildings of $77.9 million is stated at cost, net of accumulated depreciation, and included as a component of Property and Equipment on the Condensed Consolidated Balance Sheets. Depreciation is computed using the straight-line method over the estimated useful life of 25 years.

4. GOODWILL AND OTHER INTANGIBLES

In connection with the adoption of SFAS No. 142 on December 1, 2002, $103.2 million in goodwill, which includes $1.2 million in assembled workforce, net of accumulated amortization and deferred taxes that were reclassified to goodwill, is no longer amortized, but is instead tested for impairment annually or sooner if circumstances indicate that it may no longer be recoverable.

SFAS No. 142 prescribes a two-step process for transitional impairment testing of goodwill. The first step, screens for impairment, while the second step, measures the impairment, if any. The Company performed its transitional goodwill impairment test during the first quarter of fiscal 2003, which did not indicate impairment existed. SFAS No. 142 requires impairment testing based on reporting units, however, the Company operates in one segment which it considers its sole reporting unit. Therefore, goodwill was tested for impairment at the entity level. The fair value of the entity, which was determined based on current market capitalization, exceeded its carrying value, and goodwill was determined not to be impaired. The Company will perform its annual impairment test in the fourth quarter of fiscal 2003.

The following is a summary of reported net income (loss) and net income (loss) per share as adjusted to exclude amortization of goodwill and assembled workforce for the periods indicated (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	August 31, 2003	August 31, 2002	August 31, 2003	August 31, 2002
Reported net income (loss)	$2,716	$(45,386)	$3,816	$(97,947)
Goodwill amortization	—	4,355	—	13,065
Assembled workforce amortization	—	298	—	893

Adjusted net income (loss)	$2,716	$(40,733)	$3,816	$(83,989)

Basic earnings per share:
Reported net income (loss)	$0.01	$(0.22)	$0.02	$(0.48)
Goodwill amortization	—	0.02	—	0.06
Assembled workforce amortization	—	—	—	—

Adjusted net income (loss)	$0.01	$(0.20)	$0.02	$(0.42)

Diluted earnings per share:
Reported net income (loss)	$0.01	$(0.22)	$0.02	$(0.48)
Goodwill amortization	—	0.02	—	0.06
Assembled workforce amortization	—	—	—	—

Adjusted net income (loss)	$0.01	$(0.20)	$0.02	$(0.42)

The changes in the carrying amount of goodwill for the nine months ended August 31, 2003 are as follows (in thousands):

Amount
Balance as of November 30, 2002	$101,993
Reclassification of assembled workforce	1,190
Praja purchase price adjustment	(175)

Balance as of August 31, 2003	$103,006

The Company had no intangible assets that are not subject to amortization as of either of the periods presented. The following is a summary of amortized acquired intangible assets for the periods indicated (in thousands):

	August 31, 2003			November 30, 2002
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Existing technology	$21,030	$(14,297)	$6,733	$21,030	$(10,723)	$10,307
Customer base	4,960	(3,768)	1,192	4,960	(2,949)	2,011
Assembled workforce	—	—	—	4,240	(3,050)	1,190
Trademarks	1,550	(1,146)	404	1,550	(897)	653
Non-compete agreement	480	(347)	133	480	(197)	283
OEM customer royalty agreements	1,000	(267)	733	1,000	(117)	883
Maintenance agreements	600	(229)	371	600	(100)	500

Total	$29,620	$(20,054)	$9,566	$33,860	$(18,033)	$15,827

The following is a summary of the aggregate amortization expense for acquired intangible assets for the periods indicated (in thousands):

Amount
Nine months ended August 31, 2003	$5,073
Year ended November 30, 2002	$7,007

The estimated future amortization expense of acquired intangible assets as of August 31, 2003 is as follows (in thousands):

Amount
Remaining 2003	$1,692
2004	6,201
2005	1,391
2006	200
2007	82
Thereafter	—

Total	$9,566

5. LONG TERM DEBT AND LINE OF CREDIT

Mortgage Note Payable

In connection with the corporate headquarters purchase in June 2003, the Company recorded a $54.0 million mortgage note payable to a financial institution collateralized by the commercial real property acquired. The mortgage note payable carries a fixed annual interest rate of 5.09% and a 20-year amortization. The principal balance remaining at the end of the 10-year term of $33.9 million is due as a final balloon payment on July 1, 2013. The Company is required to maintain certain financial and non-financial covenants as defined in the agreements. The Company was in compliance with all covenants at August 31, 2003.

The Company capitalized $0.7 million in financing fees in connection with the mortgage note payable. These fees are included in Other Assets on the Condensed Consolidated Balance Sheets and will be amortized to interest expense over the term of the loan of 10 years.

Line of Credit

In connection with the mortgage note payable, the Company entered into a one-year $20.0 million revolving line of credit with Silicon Valley Bank that matures on June 23, 2004. As of August 31, 2003, no amounts were drawn on this line of credit. Interest is charged on outstanding amounts at the greater of the financial institution’s Prime Rate plus 4.25% or, if elected, a rate of 2.75% per annum in excess of the LIBOR Rate. The Company is required to maintain a minimum unrestricted cash balance of $150.0 million as well as other covenants defined in the agreement. The Company was in compliance with all covenants at August 31, 2003.

6. COMMITMENTS AND CONTINGENCIES

Letter of Credit

In connection with the mortgage note payable (Note 5), the Company entered into an irrevocable letter of credit with Silicon Valley Bank in the amount of $13.0 million. The letter of credit automatically renews for successive one-year periods, until the mortgage note payable has been satisfied in full.

Prepaid Operating Lease

In June 2003, the Company entered into a 51-year lease of the land upon which the Company’s corporate headquarters are located. The lease was paid in advance for a total of $28.0 million, but is subject to adjustments every ten years based upon changes in fair market value. This prepaid rent will be amortized using the straight-line method over the life of the lease; the portion to be amortized over the next twelve months is included in Other Current Assets and the remainder is included in Other Assets on the Condensed Consolidated Balance Sheets.

Operating Commitments

As of August 31, 2003, the Company’s contractual commitments associated with indebtedness and lease obligations is as follows, (in thousands):

	Remaining 2003	2004	2005	2006	2007	Thereafter	Total
Operating commitments:
Debt principal	$393	$1,624	$1,709	$1,798	$1,892	$46,454	$53,870
Debt interest	684	2,684	2,600	2,511	2,417	11,676	22,572
Operating leases	1,054	2,597	1,292	1,128	830	2,656	9,557

Total operating commitments	2,131	6,905	5,601	5,437	5,139	60,786	85,999
Restructuring-related commitments:
Operating leases	2,456	9,937	9,628	8,021	8,378	28,179	66,599
Sublease income	(363)	(1,545)	(1,235)	(472)	(470)	(1,552)	(5,637)

Total restructuring-related commitments	2,093	8,392	8,393	7,549	7,908	26,627	60,962

Total commitments	$4,224	$15,297	$13,994	$12,986	$13,047	$87,413	$146,961

As of August 31, 2003, future minimum lease payments under restructured non-cancelable operating leases, include $40.1 million provided for as accrued restructuring costs and $4.7 million provided for as acquisition integration liabilities. These amounts are included in Accrued Excess Facilities Costs on the Condensed Consolidated Balance Sheets.

Derivative Instruments

The Company conducts business in North America, South America, Asia, the Middle East and Europe. As a result, the Company’s financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. A majority of sales are currently made in U.S. dollars. The Company enters into foreign currency forward exchange contracts (“forward contracts”) to manage exposure related to accounts receivables denominated in foreign currencies. The Company does not enter into derivative financial instruments for trading purposes. Gains and losses on the contracts are included in other income (expense) in the Company’s Condensed Consolidated Statements of Operations. The Company’s foreign exchange forward contracts related to accounts receivable generally have original maturities corresponding to the due dates of the receivables. The Company had outstanding forward contracts with amounts totaling approximately $5.2 million at August 31, 2003, which expire at various dates through November 2003. The fair value of these forward contracts at August 31, 2003 was not significant.

Indemnifications

The Company’s software license agreements typically provide for indemnification of customers for intellectual property infringement claims. To date, no such claims have been filed against the Company. The Company also warrants to customers that software products operate substantially in accordance with specifications. Historically, minimal costs have been incurred related to product warranties, and as such no accruals for warranty costs have been made. In addition, we indemnify our officers and directors under the terms of indemnity agreements entered into with them, as well as pursuant to our certificate of incorporation, bylaws, and applicable Delaware law. To date, we have not incurred any costs related to these indemnifications.

Legal Proceedings

The Company, certain of the Company’s directors and officers and certain investment bank underwriters have been named in a putative class action for violation of the federal securities laws in the United States District Court for the Southern District of New York, captioned “In re TIBCO Software, Inc. Initial Public Offering Securities Litigation, 01 Civ. 6110 (SAS).” This is one of the number of cases challenging underwriting practices in the initial public offerings (“IPOs”) of more than 300 companies. These cases have been coordinated for pretrial proceedings as In re Initial Public Offering Securities Litigation, 21 MC 92 (SAS). Plaintiffs generally allege that certain underwriters engaged in undisclosed and improper underwriting activities, namely the receipt of excessive brokerage commissions and customer agreements regarding post-offering purchases of stock in exchange for allocations of IPO shares. Plaintiffs also allege that various investment bank securities analysts issued false and misleading analyst reports. The complaint against the Company claims that the purported improper underwriting activities were not disclosed in the registration statements for the Company’s IPO and secondary public offering and seeks unspecified damages on behalf of a purported class of persons who purchased the Company’s securities or sold put options during the time period from July 13, 1999 to December 6, 2000. On February 19, 2003, the Court issued an Opinion and Order denying the Company’s motion to dismiss certain of the claims in the complaint. A settlement proposal was conditionally accepted by the Company on June 20, 2003. The completion of the settlement is subject to a number of conditions, including Court approval. Under the settlement, the plaintiffs will dismiss and release all claims against participating defendants in exchange for a contingent payment guaranty by the insurance companies collectively responsible for insuring the issuers in all the related cases, and the assignment or surrender to the plaintiffs of certain claims the issuer defendants may have against the underwriters. Under the guaranty, the insurers will be required to pay the amount, if any, by which $1.0 billion exceeds the aggregate amount ultimately collected by the plaintiffs from the underwriter defendants in all the cases. The Company’s estimated loss in connection with the proceedings is $0.5 million which represents the Company’s corporate insurance deductible. The Company completed payment of the insurance deductible requirement in the third quarter of fiscal 2003.

A lawsuit with similar allegations of undisclosed improper underwriting practices, and part of the same coordinated proceedings, is pending against Talarian Corporation (“Talarian”), which the Company acquired in 2002. That action is captioned “ In re Talarian Corp. Initial Public Offering Securities Litigation, 01 Civ. 7474 (SAS).” The complaint against Talarian, certain of its underwriters, and certain of its former directors and officers claims that the purported improper underwriting activities were not disclosed in the registration statement for Talarian’s IPO and seeks unspecified damages on behalf of a purported class of persons who purchased Talarian securities during the time period from July 20, 2000 to December 6, 2000. On February 19, 2003, the Court issued an Opinion and Order granting the Company’s motion to dismiss certain of the claims in the complaint. A settlement proposal was conditionally accepted by the Company on June 20, 2003. The completion of the settlement is subject to a number of conditions, including Court approval. Under the settlement, the plaintiffs will dismiss and release all claims against participating defendants in exchange for a contingent payment guaranty by the insurance companies collectively responsible for insuring the issuers in all the related cases, and the assignment or surrender to the plaintiffs of certain claims the issuer defendants may have against the underwriters. Under the guaranty, the insurers will be required to pay the amount, if any, by which $1.0 billion exceeds the aggregate amount ultimately collected by the plaintiffs from the underwriter defendants in all the cases. If the plaintiffs fail to recover $1.0 billion and payment is required under the guaranty, Talarian would be responsible to pay its pro rata portion of the shortfall, up to the amount of the self-insured retention remaining under its insurance policy. The timing and amount of payments that Talarian could be required to make under the proposed settlement will depend on several factors, principally the timing and amount of any payment required by the insurers pursuant to the $1.0 billion guaranty. The Company’s estimated loss in connection with the proceedings is $0.5 million which represents the Company’s corporate insurance deductible which was accrued at the time of acquisition.

7. COMPREHENSIVE INCOME (LOSS)

A summary of comprehensive income (loss), on an after-tax basis where applicable, is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	August 31, 2003	August 31, 2002	August 31, 2003	August 31, 2002
Net income (loss)	$2,716	$(45,386)	$3,816	$(97,947)
Translation gain (loss)	(64)	85	(230)	184
Change in unrealized gain (loss) on investments	(1,643)	1,364	(1,794)	(6,204)

Comprehensive income (loss)	$1,009	$(43,937)	$1,792	$(103,967)

Components of accumulated other comprehensive income, on an after-tax basis where applicable, is as follows (in thousands):

	As of
	August 31, 2003	November 30, 2002
Cumulative translation adjustments	$256	$486
Unrealized gains on investments	617	2,411

Accumulated other comprehensive income	$873	$2,897

8. PROVISION FOR INCOME TAXES

The Company’s current estimate of its annual effective tax rate on anticipated operating income for the 2003 tax year is 32%. The estimated annual effective tax rate of 32% has been used to record the provision for income taxes for the nine-month period ended August 31, 2003 compared with an effective tax rate of 33% used to record the provision for income taxes for the comparable period in 2002. The rate used to record the provision for income taxes for the third quarter of fiscal 2003 decreased from the rate used in the prior quarter of 40% due to revisions in management projections. The estimated annual effective tax rate differs from the U.S. statutory rate primarily due to state taxes, stock-based compensation charges, foreign tax rate differences, R&D tax credits and the change in the valuation allowance applicable to the net deferred tax assets. The Company maintained a full valuation allowance on the deferred tax assets because it expects that it is more likely than not that all deferred tax assets will not be realized in the foreseeable future.

9. NET INCOME (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted net income (loss) per share for the periods indicated (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	August 31, 2003	August 31, 2002	August 31, 2003	August 31, 2002
Net income (loss)	$2,716	$(45,386)	$3,816	$(97,947)

Weighted-average common shares used to compute basic net income (loss) per share	211,827	208,026	211,088	204,600
Effect of dilutive securities:
Common stock equivalents	7,789	—	7,707	—
Common stock subject to repurchase	65	—	196	—

Weighted-average common shares used to compute diluted net income (loss) per share	219,681	208,026	218,991	204,600

Net income (loss) per share – basic	$0.01	$(0.22)	$0.02	$(0.48)

Net income (loss) per share – diluted	$0.01	$(0.22)	$0.02	$(0.48)

The following table sets forth potential weighted average common shares that are not included in the diluted net income (loss) per share calculation above because to do so would be anti-dilutive for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	August 31, 2003	August 31, 2002	August 31, 2003	August 31, 2002
Options to purchase common stock	27,063	28,172	28,248	12,937
Common stock subject to repurchase	—	626	—	834

	27,063	28,798	28,248	13,771

10. RELATED PARTY TRANSACTIONS

Reuters

The Company has entered into commercial transactions with Reuters Group PLC, including its wholly owned and partially owned subsidiaries (collectively, “Reuters”), a principal stockholder of the Company.

Reuters is a distributor of the Company’s products to customers in the financial services segment pursuant to a license, maintenance and distribution agreement between the Company and Reuters. Under the agreement, Reuters has agreed to pay a minimum guaranteed distribution fee, which consists of a portion of Reuters’ revenue from its sales of the Company’s products and related services and maintenance, to the Company in the amount of $20.0 million per year through December 2003. These fees are recognized ratably over the corresponding period as related party revenue. For each of the years ended December 31, 2002 and 2001, Reuters had guaranteed minimum distribution fees of $20.0 million. If actual distribution fees due from Reuters’ exceed the cumulative minimum year-to-date guarantee, incremental fees are due. Such incremental fees are recognized in the period when the year-to-date fees exceed the cumulative minimum guarantee. In the first quarter of fiscal 2003, the Company recognized $3.3 million in incremental fees related to Reuters exceeding the calendar 2002 guaranteed minimum distribution fees; no incremental fees were recognized in the second and third quarters of fiscal 2003 nor for the first, second or third quarters of fiscal 2002. Royalty payments to Reuters for resale of Reuters products and services and fees associated with sales to the financial services segment are classified as related party cost of sales. In addition, the agreement requires the Company to provide Reuters with internal maintenance and support until December 31, 2011 for a fee of $2.0 million per year plus an annual CPI-based increase, subject to Reuters annual renewal option. This amount is recognized ratably over the corresponding period as related party maintenance revenue. The license, maintenance and distribution agreement with Reuters was amended in October 2003. See subsequent event discussion in Note 15.

The Company recognized $6.0 million in revenue from Reuters in both of the third fiscal quarters of 2003 and 2002 and $23.3 million and $19.1 million for the nine month periods ended August 31, 2003 and 2002, respectively. Revenue from Reuters consists primarily of product and maintenance fees on its sales of TIBCO products under the terms of the license agreement with Reuters. In addition, during the first quarter of fiscal 2003, the Company recognized $1.7 million in distribution fees for arrangements outside the terms of the license agreement with Reuters. No distribution fees for arrangements outside the terms of the license agreement with Reuters were recognized in the second or third quarters of fiscal 2003 nor for the first, second or third quarters of fiscal 2002. Revenue from Reuters accounted for approximately 9.0% and 9.6% of total revenue for the third fiscal quarters of 2003 and 2002, respectively, and 12.2% and 9.4% of total revenue for the nine month periods ended August 31, 2003 and 2002, respectively. The Company incurred $1.5 million and $0.1 million in royalty and commission expense to Reuters in the third quarters of fiscal 2003 and 2002, respectively, and $2.1 million and $2.5 million in royalty and commission expense for the nine month periods ended August 31, 2003 and 2002, respectively.

Cisco Systems

The Company has entered into commercial transactions with Cisco Systems, Inc. (“Cisco”), a principal stockholder of the Company. Revenue from Cisco, an authorized reseller, consists primarily of product and maintenance fees on its sales of TIBCO products. The Company recognized $0.4 million and $0.8 million in revenue from Cisco in the third fiscal quarters of 2003 and 2002, respectively and $3.2 million and $1.8 million for the nine month periods ended August 31, 2003 and 2002, respectively.

11. STOCK-BASED COMPENSATION

A summary of stock-based compensation, is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	August 31, 2003	August 31, 2002	August 31, 2003	August 31, 2002
Cost of sales	$44	$108	$164	$429
Research and development	77	296	452	1,083
Sales and marketing	85	431	223	926
General and administrative	10	237	67	893

Total	$216	$1,072	$906	$3,331

The Company has recorded a total of $58.4 million in unearned compensation through August 31, 2003, representing the difference between the fair value of its common stock at the date of grant and the exercise price of such options and in connection with acquisitions. In addition, as of August 31, 2003, the Company expects to record additional acquisition related compensation expense of up to $0.2 million in connection with additional cash consideration contingent on the vesting and exercise of stock options and restricted stock, which were unvested at the acquisition date.

In connection with the grant of stock options to consultants, the Company recognized a negligible amount of stock-based compensation expense and $0.1 million of stock-based compensation income in the third quarters of fiscal 2003 and 2002, respectively, and stock-based compensation income of $0.1 million and $0.6 million for the nine month periods ended August 31, 2003 and 2002, respectively.

In the third quarter of fiscal 2003 and for the nine month period ended August 31, 2003, payroll taxes due as a result of employee exercises of nonqualified stock options were negligible. In the third quarter of fiscal 2002, the Company recognized a negligible amount for payroll taxes due as a result of employee exercises of nonqualified stock options and $1.3 million of such expense for the nine month period ended August 31, 2002.

12. SEGMENT INFORMATION

The Company operates primarily in one industry segment: the development and marketing of a suite of software products that enables businesses to link internal operations, business partners and customer channels through the real-time distribution of information. Revenue by geographic area is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	August 31, 2003	August 31, 2002	August 31, 2003	August 31, 2002
Americas	$42,584	$37,960	$106,440	$117,266
Europe	20,778	21,702	72,173	72,683
Pacific Rim	2,752	3,626	12,622	12,153

Total Revenue	$66,114	$63,288	$191,235	$202,102

Revenue from Reuters is primarily included in the European geographic segment. One customer accounted for 12.1% of revenues in the third quarter of fiscal 2003. One customer accounted for 12.2% of total revenue in the nine-month period ended August 31, 2003. No single customer accounted for greater than 10% of total revenue during the third quarter of fiscal 2002 and the nine-month period ended August 31, 2002. Long-lived assets outside the United States at August 31, 2003 and 2002 were not material.

13. RESTRUCTURING CHARGES

During fiscal 2002 and 2001, the Company recorded restructuring charges totaling $70.5 million, consisting of $4.5 million for headcount reductions, $54.3 million for consolidation of facilities, $11.1 million for related write-down of leasehold improvements and $0.6 million of other related restructuring charges. These restructuring charges were recorded to align the Company’s cost structure with changing market conditions. The Company is currently working with corporate real estate brokers to sublease unoccupied facilities.

During the first quarter of fiscal 2003, the Company recorded a restructuring charge of $1.1 million related to a reduction in headcount to further align the Company’s cost structure with changing market conditions. This reduction of approximately 44 employees was comprised of, 60% sales and marketing staff, 5% general and administrative staff, and 35% research and development staff. As of August 31, 2003 all severance related actions were complete.

In connection with the acquisition of Talarian in the second quarter of fiscal 2002 the Company recorded an accrual for acquisition integration liabilities which includes the incremental costs to exit and consolidate activities at Talarian locations, termination of certain Talarian employees, and for other costs to integrate operating locations and other activities of Talarian with those of the Company. The accrual was recorded using the guidance provided by EITF 95-3 “Recognition of Liabilities in a Purchase Business Combination” which requires that these acquisition integration expenses, which are not associated with the generation of future revenues and have no future economic benefit, be reflected as assumed liabilities in the allocation of the purchase price to the net assets acquired. The Company abandoned the Talarian facilities and recorded an accrual of $7.4 million for the estimated losses to be incurred to sublet such facilities. In addition, the Company recorded an accrual of $1.0 million for severance related to the termination of redundant personnel.

The following sets forth the Company’s accrued restructuring costs as of August 31, 2003 (in thousands). Accrued excess facilities costs represent the estimated loss on abandoned facilities, net of sublease income, that are expected to be paid over the next seven years.

	Excess Facilities	Severance*	Total
Balance at November 30, 2002	$51,311	$198	$51,509
Activity during first quarter of fiscal 2003:
Restructuring charges recorded	—	1,100	1,100
Cash utilized	(2,168)	(1,168)	(3,336)

Balance at February 28, 2003	49,143	130	49,273
Activity during second quarter of fiscal 2003:
Non cash write down of furniture and fixtures	(385)	—	(385)
Cash utilized	(2,001)	(42)	(2,043)

Balance at May 31, 2003	46,757	88	46,845
Activity during third quarter of fiscal 2003:
Cash utilized	(1,997)	(88)	(2,085)

Balance at August 31, 2003	$44,760	$—	$44,760

*	Included in consolidated balance sheet as a component of accrued liabilities.

14. BUSINESS COMBINATION

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

	Three Months Ended	Nine Months Ended
	August 31, 2002	August 31, 2002
	(Unaudited)
Revenue	$63,288	$211,262

Net loss	$(45,386)	$(106,076)

Net loss per share (basic and diluted)	$(0.22)	$(0.52)

15. SUBSEQUENT EVENT

In October 2003, the Company entered into a Registration and Repurchase Agreement with Reuters. The Company has agreed to file a registration statement to register a portion of the common stock held by Reuters for resale to the public market over a period of up to 12 months (which may be extended in certain circumstances). The Company anticipates filing such registration during the fourth quarter of fiscal 2003. In addition, should Reuters resell more than $100 million of common stock in a single transaction, the Company has agreed to repurchase an equal amount of common stock at the same price which the shares are sold to the public, up to a maximum of $115 million. Reuters has agreed to pay certain expenses incurred in connection with the registration and repurchase. Reuters’ additional rights with respect to registration of its shares of the Company’s common stock, board representation and approval rights with respect to certain fundamental corporate decisions by the Company remain unchanged.

In October 2003, the Company entered into a new License, Maintenance and Distribution agreement with Reuters. Pursuant to this new agreement, Reuters will continue to act as a non-exclusive distributor of the Company’s products to the financial services market through March 2005, however the Company is no longer restricted from marketing and selling TIBCO products, other than risk management and market data distribution products, directly to customers in the financial services market. The limitations on sales of risk management and market data distribution products will expire in May 2008. Reuters will continue to pay minimum guaranteed fees of $5 million per quarter through March 2005. The quarterly minimum guaranteed fees will be reduced by a portion of revenues earned from the Company’s sales directly to financial services market customers. Furthermore, the Company will begin providing maintenance and support services directly to Reuters’ existing customers, effective immediately. Reuters may also continue to use our products internally and embed them into its own solutions.

In connection with the License, Maintenance and Distribution the Company also entered into a new Joint Marketing and Referral agreement. In addition to acting as a non-exclusive distributor of our products in the financial services market, Reuters will be eligible to receive certain fees for customers referred to us, depending upon the level of assistance Reuters provides in supporting the sale.

These agreements were all approved by a special committee of the Company’s Board of Directors comprised solely of independent and disinterested directors because of Reuters’ influence as a related party.

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

Introduction

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

Our revenue in the third quarter of fiscal 2003 and 2002 consisted primarily of license and maintenance fees from our customers and distributors, including fees from Reuters pursuant to our license agreement, both of which were primarily attributable to sales of our TIBCO ActiveEnterprise product suite. We recently entered into a new commercial arrangement with Reuters described more fully below. In addition, we receive fees from our customers for providing project integration services. We also receive revenue from our strategic relationships with business partners who embed our products in their hardware and networking systems as well as from systems integrators who resell our products.

Reuters has been the primary distributor of our products to customers in the financial services market since 1997. As of August 31, 2003, Reuters owned approximately 49% of our outstanding capital stock and nominated two members of our Board of Directors. Through the third quarter of fiscal 2003, we had a license, distribution and maintenance agreement with Reuters pursuant to which Reuters was paying us certain minimum guaranteed distribution fees related to sales of our products to financial services market customers. Reuters’ obligations with respect to these minimum guaranteed distribution fees were to expire at the end of calendar 2003. For the nine months ended August 31, 2003 and for the calendar years ended December 31, 2002 and 2001, Reuters made distribution fee payments to us in the amounts of $18.3 million, $20.0 million and $20.0 million, respectively. These fees were recognized in the period earned as related party revenue. In addition, our previous agreement with Reuters required us to provide Reuters with internal maintenance and support for a fee of $2.0 million per year plus an annual CPI-based increase. To date, this amount has been recognized ratably over the corresponding period as related party service and maintenance revenue.

Under our previous agreement with Reuters, we were restricted from selling our products and providing consulting services directly to companies in the financial services market, except in limited circumstances. Accordingly, to date we have relied on Reuters and, to a lesser extent, other third-party resellers and distributors to sell our products to financial services market customers. In the past, when we did sell our products to financial services market customers other than through Reuters or when we resold Reuters’ products and services, we were required to pay certain fees to Reuters, which were recorded as related party cost of revenue.

In October 2003, we entered into a new agreement with Reuters relating to the licensing, distribution and maintenance of our products that replaced our original agreement with Reuters described above. This new agreement was the result of lengthy negotiations between Reuters and us and, because of Reuters’ relationship with us and its influence over our business, was approved by a special committee of our Board of Directors comprised solely of independent and disinterested directors.

Pursuant to this new agreement, Reuters will continue to act as a non-exclusive reseller of our products to certain specified customers in the financial services market until March 2005. Reuters may also continue to use our products internally and embed them into its solutions. We will now have the right to market and sell our products, other than risk management and market data distribution products, directly and through third party resellers (other than four specified resellers) to customers in the financial services market. The limitations on our ability to sell risk management and market data distribution products and to resell through the specified resellers will expire in May 2008. Reuters has agreed to continue to pay us minimum guaranteed fees in the amount of $5 million per quarter through March 2005. The quarterly minimum guaranteed fees will be reduced by an amount equal to 10% of the license and maintenance revenues from our sales to financial services companies (or, in the case of customers transitioned to us by Reuters, 40% of our maintenance revenues from such customers for up to one year after effectiveness of the agreement). Furthermore, Reuters has agreed to transition maintenance and support of our products for its customers, as well as associated revenues, to us beginning immediately. As a result, we will be required to begin providing maintenance and support services directly to Reuters’ former customers in the fourth quarter of fiscal 2003. Consequently, we expect service and maintenance revenue and associated costs to increase as a result of our assumption of Reuters’ contracts in the fourth quarter of fiscal 2003 and through at least fiscal 2004. To the extent, as a result of our increased service and maintenance obligations, our cost of revenue increases faster than our service and maintenance revenue, our gross margins will be negatively adversely affected.

In addition to acting as a reseller of our products in the financial services market, Reuters will be eligible to receive certain fees for customers referred to us, depending upon the level of assistance Reuters provides in supporting the sale.

Recent developments

In October 2003, we entered into a Registration and Repurchase Agreement with Reuters. We agreed to file a registration statement to register a portion of the common stock held by Reuters for resale to the public market over a period of up to 12 months (which may be extended in certain circumstances). We anticipate filing such registration during the fourth quarter of fiscal 2003. In addition, should Reuters resell more than $100 million of common stock in a single transaction, we agreed to repurchase an equal amount of common stock at the same price which the shares are sold to the public, up to a maximum of $115 million. Reuters has agreed to pay certain expenses incurred in connection with the registration and repurchase. Reuters’ additional rights with respect to registration of its shares of our common stock, board representation and approval rights with respect to certain fundamental corporate decisions by us remain unchanged.

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

Our significant accounting policies are described in Note 2 to the annual consolidated financial statements as of and for the year ended November 30, 2002, included in our Form 10-K filed with the Securities and Exchange Commission on February 5, 2003 and Note 2 to the condensed consolidated financial statements as of and for the three and nine month periods ended August 31, 2003, included herein. We believe our most critical accounting policies include the following:

•	revenue recognition;

•	allowance for doubtful accounts and returns and discounts;

•	accrued restructuring costs;

•	accounting for income taxes;

•	valuation of long-lived and intangible assets; and

•	accounting for investments.

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain financial data as a percentage of total revenue:

	Three Months Ended		Nine Months Ended
	August 31, 2003	August 31, 2002	August 31, 2003	August 31, 2002
Revenue:
License	52.3%	54.7%	52.5%	58.0%
Service and maintenance	47.7	45.3	47.5	42.0

Total revenue	100.0	100.0	100.0	100.0
Stock-based compensation	0.1	0.2	—	0.2
Cost of revenue	23.6	22.0	22.4	23.0

Gross profit	76.3	77.8	77.6	76.8

Operating expenses:
Research and development:
Stock-based compensation	0.1	0.5	0.2	0.5
Other research and development	21.4	28.1	25.4	25.9
Sales and marketing:
Stock-based compensation	0.1	0.7	0.1	0.5
Other sales and marketing	42.9	50.2	44.2	48.1
General and administrative:
Stock-based compensation	—	0.4	—	0.4
Other general and administrative	6.7	8.4	7.9	8.1
Acquired in-process research and development	—	—	—	1.2
Restructuring charges	—	31.1	0.6	24.4
Amortization of acquired intangibles	2.6	10.0	2.7	9.0

Total operating expenses	73.8	129.4	81.1	118.1

Income (loss) from operations	2.5	(51.6)	(3.5)	(41.3)
Interest and other income (expense), net	3.2	11.3	6.4	5.0

Net income (loss) before income taxes	5.7	(40.3)	2.9	(36.3)
Provision for income taxes	1.6	31.4	0.9	12.1

Net income (loss)	4.1	(71.7)	2.0	(48.4)

REVENUE

Total Revenue

	Three-months ended August 31,
	2003	Change	2002
	(in thousands, except percentages)
Total revenue	$66,144	4.5%	$63,288
As percent of total revenue	100.0%	—	100.0%

Total revenue increased for the three months ended August 31, 2003 compared to the same period of the prior year. The increase in total revenue was due primarily to maintenance revenue from new customers and increased professional services business. We recognized $6.0 million in revenue from Reuters in the third quarter of both fiscal 2003 and 2002. Reuters accounted for approximately 9.0% and 9.6% of total revenue for the third fiscal quarters of 2003 and 2002, respectively. One customer (Federal Express) accounted for 12.1% of total revenue in the third fiscal quarter of 2003, and no single customer accounted for more than 10% of total revenue in the third fiscal quarter of 2002.

	Nine-months ended August 31,
	2003	Change	2002
	(in thousands, except percentages)
Total revenue	$191,235	(5.4)%	$202,102
As percent of total revenue	100.0%	—	100.0%

Total revenue decreased for the nine-month period ended August 31, 2003 compared to the same period of the prior year. The decrease in total revenue was due primarily to the global economic slowdown and a reduction in information technology spending in general. We recognized $23.3 million and $19.1 million in revenue from Reuters during the nine-month periods ended August 31,

2003 and 2002, respectively. Reuters accounted for approximately 12.2% and 9.4% of total revenue for the nine-month periods ended August 31, 2003 and 2002, respectively. Other than Reuters, no single customer accounted for more than 10% of total revenue for the nine-month period ended August 31, 2003. No single customer accounted for more than 10% of total revenue for the nine-month period ended August 31, 2002.

License Revenue

	Three-months ended August 31,
	2003	Change	2002
	(in thousands, except percentages)
License revenue	$34,602	(0.1)%	$34,643
As percent of total revenue	52.3%	(2.4)%	54.7%

License revenue remained relatively flat for the third quarter of fiscal 2003 as compared to the same quarter of 2002. The effects of the continued global economic slowdown were offset by the recognition of $7.5 million of license revenue from Federal Express that was deferred from the fourth quarter of fiscal 2002.

	Nine-months ended August 31,
	2003	Change	2002
	(in thousands, except percentages)
License revenue	$100,376	(14.4)%	$117,281
As percent of total revenue	52.5%	(5.5)%	58.0%

The decrease in license revenue for the nine months ended August 31, 2003 as compared to the same periods of the prior year was primarily due to the continued global economic slowdown and a reduction in information technology spending in general. Many telecommunication and energy customers, in particular, have reduced spending on enterprise-wide technology deployments from 2002 levels.

Service and Maintenance Revenue

	Three-months ended August 31,
	2003	Change	2002
	(in thousands, except percentages)
Service and maintenance revenue	$31,512	10.0%	$28,645
As percent of total revenue	47.7%	2.4%	45.3%

The increase in service and maintenance revenue in absolute dollars for the third fiscal quarter of 2003 as compared to the same quarter of 2002 was primarily due to an increased customer base. We added approximately 300 new customers to our customer base existing at the end of the third quarter of fiscal 2002. As a result, maintenance revenue increased from $19.7 million in the third quarter of fiscal 2002 to $21.9 million in the same quarter of 2003. Service revenue increased from $9.0 million to $9.6 million primarily due to strategic focus on expanding our professional services group.

	Nine-months ended August 31,
	2003	Change	2002
	(in thousands, except percentages)
Service and maintenance revenue	$90,859	7.1%	$84,821
As percent of total revenue	47.5%	5.5%	42.0%

The increase in service and maintenance revenue in absolute dollars for the nine months ended August 31, 2003 as compared to the same period of 2002 was primarily due to an increased customer base. In addition, we continued to focus on renewals of maintenance contracts with our existing customer base. Maintenance revenue increased from $54.6 million in the nine months ended August 31, 2002 to $63.4 million in the same period of 2003. Service revenue decreased from $30.2 million to $27.5 million as the global economic slowdown resulted in customers reducing expenditures on consulting services and employee training.

COST OF REVENUE

Cost of revenue consists primarily of salaries, third-party contractors and associated expenses related to providing project integration services, the cost of providing maintenance and customer support services, royalties and product fees. The majority of our cost of revenue is directly related to our service revenue.

	Three-months ended August 31,
	2003	Change	2002
	(in thousands, except percentages)
Cost of revenue	$15,657	11.5%	$14,046
As percent of total revenue	23.7%	1.5%	22.2%

The increase in cost of revenue in absolute dollars for the third quarter of fiscal 2003 as compared to the same quarter of 2002 resulted primarily from consulting costs and higher royalties to Reuters offset by lower compensation costs and savings from the purchase of the Company’s corporate facilities. During the third fiscal quarter of 2002, we utilized several of the Company’s consulting engineers for sales and marketing activities, which resulted in lower cost of revenue of approximately $1.9 million. The increases were offset by a decrease in compensation expense of approximately $0.7 million as a result of a reduction in services and customer support staff for the third quarter of fiscal 2003.

Related party cost of revenue was $1.5 million and $0.1 million for the third quarter of fiscal 2003 and 2002, respectively. The increase was a result of royalties due to Reuters in the third quarter of fiscal 2003 for sales in the financial services market, as required by our agreement with Reuters.

	Nine-months ended August 31,
	2003	Change	2002
	(in thousands, except percentages)
Cost of revenue	$42,907	(8.7)%	$46,994
As percent of total revenue	22.4%	(0.8)%	23.2%

The decrease in cost of revenue in absolute dollars for the nine months ended August 31, 2003 as compared to the same period of 2002 resulted primarily from lower compensation and travel costs. Compensation expenses decreased by approximately $2.5 million as a result of a reduction in services and customer support staff. A decreased level of travel in addition to renegotiated arrangements with travel providers resulted in a savings of approximately $1.1 million in travel costs.

Related party cost of revenue was $2.1 million and $2.3 million for the nine-month periods ended August 31, 2003 and 2002, respectively. The decrease was primarily the result of royalties due to Reuters during the first nine months of fiscal 2002 for sales in the financial services market, as required by our agreement with Reuters.

OPERATING EXPENSES

Research and Development Expenses

Research and development expenses consist primarily of personnel, third-party contractors and related costs associated with the development of our TIBCO ActiveEnterprise, TIBCO ActiveExchange, TIBCO ActivePortal, TIBCO BusinessWorks and TIBCO BusinessFactor product suites.

	Three-months ended August 31,
	2003	Change	2002
	(in thousands, except percentages)
Research and development expenses	$14,197	(21.5)%	$18,084
As percent of total revenue	21.5%	(7.1)%	28.6%

The decrease in research and development expense in absolute dollars for the third quarter of fiscal 2003 as compared to the same quarter of 2002 was primarily due to savings from the purchase of the Company’s corporate facilities and lower compensation costs. The purchase of the Company’s corporate facilities resulted in a net savings of approximately $1.2 million for the third quarter of fiscal 2003. Compensation expenses decreased by approximately $1.0 million as a result of a reduction in research and development staff. In addition, a reduction in the cost of third-party contractors resulted in a savings of approximately $0.8 million in the third quarter of fiscal 2003.

	Nine-months ended August 31,
	2003	Change	2002
	(in thousands, except percentages)
Research and development expenses	$48,967	(8.3)%	$53,385
As percent of total revenue	25.6%	(0.8)%	26.4%

The decrease in research and development expense in absolute dollars for the nine months ended August 31, 2003 as compared to the same period of 2002 was primarily due to a reduction in the cost of third-party contractors resulting in a savings of approximately $3.5 million. In addition, the purchase of the Company’s corporate facilities resulted in a net savings of approximately $1.2 million for the third quarter of fiscal 2003. Research and development expenses remained relatively flat as a percent of total revenue due to lower total revenue partially offsetting the savings on third-party contractors and facilities costs.

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

	Three-months ended August 31,
	2003	Change	2002
	(in thousands, except percentages)
Sales and marketing expenses	$28,489	(11.5)%	$32,204
As percent of total revenue	43.0%	(7.9)%	50.9%

The decrease in sales and marketing expense in absolute dollars for the third quarter of fiscal 2003 as compared to the same quarter of 2002 resulted primarily from lower internal consulting and referral payments to our integration partners. Several of the Company’s consulting engineers were utilized for sales and marketing activities which resulted in approximately $2.2 million of additional costs for the third fiscal quarter ended August 31, 2002. An increased emphasis on internally generated sales resulted in a decrease in referral fees to integration partners of $0.6 million offset by an increase in sales commissions of $0.7 million. The decrease in sales and marketing expense as a percentage of revenue was partially offset by the decrease in total revenue.

	Nine-months ended August 31,
	2003	Change	2002
	(in thousands, except percentages)
Sales and marketing expenses	$84,574	(13.8)%	$98,119
As percent of total revenue	44.3%	(4.3)%	48.6%

The decrease in sales and marketing expense in absolute dollars for the nine months ended August 31, 2003 as compared to the same period of 2002 resulted primarily from lower internal consulting, commissions and travel costs. Several of the Company’s consulting engineers were utilized for sales and marketing activities which resulted in approximately $3.7 million of additional costs for the nine month period ended August 31, 2002. Lower total revenue resulted in approximately $2.9 million savings in commission costs over the same period of the prior year. A decreased level of travel in addition to renegotiated arrangements with travel providers resulted in a savings of approximately $2.3 million in travel costs. The decrease in sales and marketing expense as a percentage of revenue was partially offset by the decrease in total revenue.

We intend to continue to maintain our current focus on our direct sales organization and to develop product-marketing programs and, accordingly, expect that sales and marketing expenditures will remain relatively stable for the remainder of fiscal 2003.

General and Administrative Expenses

General and administrative expenses consist primarily of personnel and related costs for general corporate functions, including executive, legal, finance, accounting and human resources.

	Three-months ended August 31,
	2003	Change	2002
	(in thousands, except percentages)
General and administrative expenses	$4,414	(20.7)%	$5,566
As percent of total revenue	6.7%	(2.1)%	8.8%

The decrease in general and administrative expense in absolute dollars for the third quarter of fiscal 2003 as compared to the same quarter of 2002 was primarily due to the purchase of the Company’s corporate facilities resulting in a net savings of approximately $0.4 million for the third quarter of fiscal 2003 and a reduction in the cost of third-party contractors resulting in a savings of approximately $0.4 million.

	Nine-months ended August 31,
	2003	Change	2002
	(in thousands, except percentages)
General and administrative expenses	$15,224	(11.7)%	$17,236
As percent of total revenue	7.9%	(0.6)%	8.5%

The decrease in general and administrative expense in absolute dollars for the nine months ended August 31, 2003 as compared to the same period of 2002, was primarily due lower travel costs, savings from the purchase of the Company’s corporate facilities, and non-recurring legal fees of $0.5 million incurred in the nine months ended August 31, 2002 relating to business development activities. The purchase of the Company’s corporate facilities resulted in a net savings of approximately $0.4 million for the nine month period ended August 31, 2003 as compared to the same period of the prior year. A decreased level of travel in addition to renegotiated arrangements with travel providers resulted in a savings of approximately $0.3 million in travel costs. General and administrative expense remained relatively flat as a percent of total revenue due to 5.4% lower total revenue offsetting general and administrative cost savings.

We expect that general and administrative expenses will remain relatively stable as a percentage of revenue for the remainder of fiscal 2003.

Stock-Based Compensation

We recorded a total of $58.4 million in unearned compensation through August 31, 2003, representing the difference between the deemed fair value of our common stock at the date of option grant and the exercise price of such options and in connection with acquisitions. In addition, as of August 31, 2003, we expect to record additional acquisition related compensation expense of up to $0.2 million in connection with additional cash consideration contingent on the vesting and exercise of stock options and restricted stock, which were unvested at the acquisition date. The employer portion of payroll taxes due as a result of employee exercises of nonqualified stock options is included as a part of stock-based compensation expense in the period the option is exercised.

Stock-based compensation expense related to stock options granted to consultants is recognized as earned using the multiple option method and is shown by expense category. At each reporting date, we re-value the stock options using the Black-Scholes option-pricing model. As a result, stock-based compensation expense will fluctuate as the fair market value of our common stock fluctuates.

	Three-months ended August 31,
	2003	Change	2002
	(in thousands, except percentages)
Stock-based compensation expense	$216	(79.9)%	$1,072
As percent of total revenue	0.3%	(1.4)%	1.7%

The decrease in stock-based compensation in absolute dollars for the third quarter of fiscal 2003 as compared to the same quarter of 2002 is primarily due to a decrease in employee- and acquisition- related stock-based compensation partially offset by an increase in stock-based compensation expense related to consultants. Employee- and acquisition- related stock-based compensation was $0.2 million and $1.2 million for the third quarter of fiscal 2003 and 2002, respectively. We recognized a negligible amount of stock-based compensation expense and $0.1 million in stock-based compensation income related to consultants for the third quarter of fiscal 2003 and 2002, respectively. Employer-required payroll taxes for nonqualified stock option exercises for the three months ended August 31, 2003 and 2002 were negligible.

	Nine-months ended August 31,
	2003	Change	2002
	(in thousands, except percentages)
Stock-based compensation expense	$906	(72.8)%	$3,331
As percent of total revenue	0.5%	(1.1)%	1.6%

The decrease in stock-based compensation in absolute dollars for the nine months ended August 31, 2003 as compared to the same period of 2002 is primarily due to a $1.7 million decrease in employee- and acquisition- related stock-based compensation. Stock-based compensation related to consultants increased $0.6 million but was offset by $1.3 million decrease in employer-required payroll taxes for nonqualified stock option exercises.

Amortization of Acquired Intangibles

Intangible assets are comprised of purchased technology, trademarks and established customer bases, as well as non-compete, maintenance and OEM customer royalty agreements.

	Three-months ended August 31,
	2003	Change	2002
	(in thousands, except percentages)
Amortization of acquired intangibles	$1,691	(73.4)%	$6,354
As percent of total revenue	2.6%	(7.4)%	10.0%

	Nine-months ended August 31,
	2003	Change	2002
	(in thousands, except percentages)
Amortization of acquired intangibles	$5,073	(72.2)%	$18,227
As percent of total revenue	2.7%	(6.3)%	9.0%

The decrease in amortization of acquired intangibles is due to our adoption of SFAS No. 142 on December 1, 2002, which requires that goodwill and intangible assets deemed to have indefinite lives are no longer amortized but, instead, subject to impairment tests at least annually. Further, we reclassified $4.2 million of intangible assets representing acquired workforce to goodwill as of December 1, 2002, and, therefore, this amount is no longer amortized.

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

During the first quarter of fiscal 2003, we recorded a restructuring charge of $1.1 million related to a reduction in headcount to further align our cost structure with changing market conditions. This reduction of approximately 44 employees was comprised of 60% sales and marketing staff, 5% general and administrative staff, and 35% research and development staff. As of August 31, 2003, all severance related actions were complete.

The following sets forth our accrued restructuring costs as of August 31, 2003, (in thousands). Accrued excess facilities costs represent the estimated loss on abandoned facilities, net of sublease income, and are expected to be paid over the next seven years.

	Excess Facilities	Severance*	Total
Balance at November 30, 2002	$51,311	$198	$51,509
Activity during first quarter of fiscal 2003:
Restructuring charges recorded	—	1,100	1,100
Cash utilized	(2,168)	(1,168)	(3,336)

Balance at February 28, 2003	49,143	130	49,273
Activity during second quarter of fiscal 2003:
Non cash write-down of furniture and fixtures	(385)	—	(385)
Cash utilized	(2,001)	(42)	(2,043)

Balance at May 31, 2003	46,757	88	46,845
Activity during third quarter of fiscal 2003:
Cash utilized	(1,997)	(88)	(2,085)

Balance at August 31, 2003	$44,760	$—	$44,760

*	Included in consolidated balance sheet as a component of accrued liabilities.

Interest and Other Income (Expense), net

Interest and other income (expense), net, includes interest earned, realized gains and losses on investments, interest accrued on the mortgage note payable and other miscellaneous income and expense items. We hold minority interests in several companies with complementary technologies or products or companies that provide us with access to additional vertical markets and customers and evaluate the investments for other-than-temporary declines in value on a regular basis.

	Three-months ended August 31,
	2003	Change	2002
	(in thousands, except percentages)
Interest and other income (expense), net	$2,138	(70.1)%	$7,154
As percent of total revenue	3.2%	(8.1)%	11.3%

The decrease in interest and other income (expense) in absolute dollars for the third quarter of fiscal 2003 as compared to the same quarter of 2002 was primarily due to lower interest income in 2003 combined with a decrease in realized gains relating to our fixed income securities. Interest income (expense) decreased 62.5% from $5.7 million in the third quarter of fiscal 2002 to $2.1 million in the third quarter of fiscal 2003 primarily due to the decline in interest rates on our investments. No impairment charges were recognized during the third quarter of fiscal 2003 or 2002.

	Nine-months ended August 31,
	2003	Change	2002
	(in thousands, except percentages)
Interest and other income (expense), net	$12,233	19.9%	$10,199
As percent of total revenue	6.4%	1.4%	5.0%

The increase in interest and other income in absolute dollars for the nine months ended August 31, 2003 as compared to the same period of the prior year was primarily due to the non-recurring investment impairment charge in 2002 partially offset by lower interest income in 2003. In the first nine months of fiscal 2003, we recognized an other-than-temporary impairment of our investments in the amount of $0.3 million as compared to $10.7 million during the same period of 2002. The global economic slowdown and reduction in technology spending in general during fiscal 2002 had, and continues to have, a negative impact on these development stage companies. Interest income decreased 47.5% from $18.2 million in the nine months ended August 31, 2002 to $9.6 million in the nine months ended August 31, 2003 due to the decline in interest rates.

Provision for (Benefit from) Income Taxes

Our current estimate of our annual effective tax rate on anticipated operating income for the 2003 tax year is 32%. The estimated annual effective tax rate of 32% has been used to record the provision for income taxes for the nine-month period ended August 31, 2003 compared with an effective tax rate of 33% used to record the provision for income taxes for the comparable period in 2002. The rate used to record the provision for income taxes for the third quarter of fiscal 2003 decreased from the rate used in the prior quarter of 40% due to revisions in management projections. The estimated annual effective tax rate differs from the U.S. statutory rate primarily due to state taxes, stock-based compensation charges, foreign tax rate differences, R&D tax credits and the change in the valuation allowance applicable to the net deferred tax assets. We maintained a full valuation allowance on the deferred tax assets because we expect that it is more likely than not that all deferred tax assets will not be realized in the foreseeable future.

LIQUIDITY AND CAPITAL RESOURCES

At August 31, 2003, we had cash and cash equivalents of $94.9 million, representing an increase of $37.7 million from November 30, 2002.

Net cash used in operations for the nine months ended August 31, 2003 was $15.8 million compared with $14.4 million for the comparable period of the prior year. Cash used for operating activities for the nine months ended August 31, 2003 resulted primarily from net income of $3.8 million, non-cash charges of $14.7 million, the $28.0 million advance payment of our property lease and a net decrease in assets and liabilities of $34.3 million. The net decrease in assets and liabilities was principally due to a $23.3 million decrease in accounts receivable and $11.5 million decrease in deferred revenue. Accounts receivable decreased primarily due to improved receivables collections and seasonally lower sales in the third quarter of the fiscal year. Deferred revenue decreased primarily due to the recognition of $7.5 million of license revenue initially deferred during the fourth quarter of fiscal 2002.

Net cash used in investing activities for the nine months ended August 31, 2003 was $6.4 million compared to net cash provided by investing activities in the amount of $13.2 million for the same period in 2002. Cash used in investing activities resulted primarily from the purchase of our corporate headquarters in the amount of $77.9 million partially offset by net sales of short-term investments of $73.2 million.

Cash flow from financing activities for the nine months ended August 31, 2003 of $59.9 million resulted primarily from the net proceeds from the issuance of long-term debt of $53.2 million and $6.7 million from the exercise of stock options and stock purchases under our Employee Stock Purchase Program.

At August 31, 2003 and 2002, we had $601.4 million and $626.3 million in cash, cash equivalents and investments, respectively. We anticipate our operating expenses to remain relatively stable for the foreseeable future and as a result intend to fund our operating expenses through cash flows from operations. We expect to use our cash resources to fund capital expenditures, acquisitions or investments in complementary businesses, technologies or product lines and potential repurchase of up to $115 million of shares in connection with registration rights under our new agreement with Reuters. We believe that our current cash, cash equivalents and investments and cash flows from operations will be sufficient to meet our anticipated cash requirements for working capital and capital expenditures for at least the next twelve months.

As of August 31, 2003, the Company’s contractual commitments associated with indebtedness, lease obligations and operational restructuring is as follows, (in thousands):

	Remaining 2003	2004	2005	2006	2007	Thereafter	Total
Operating commitments:
Debt principal	$393	$1,624	$1,709	$1,798	$1,892	$46,454	$53,870
Debt interest	684	2,684	2,600	2,511	2,417	11,676	22,572
Operating leases	1,054	2,597	1,292	1,128	830	2,656	9,557

Total operating commitments	2,131	6,905	5,601	5,437	5,139	60,786	85,999
Restructuring-related commitments:
Operating leases	2,456	9,937	9,628	8,021	8,378	28,179	66,599
Sublease income	(363)	(1,545)	(1,235)	(472)	(470)	(1,552)	(5,637)

Total restructuring-related commitments	2,093	8,392	8,393	7,549	7,908	26,627	60,962

Total commitments	$4,224	$15,297	$13,994	$12,986	$13,047	$87,413	$146,961

As of August 31, 2003, future minimum lease payments under restructured non-cancelable operating leases include $40.1 million provided for as accrued restructuring costs and $4.7 million for acquisition integration liabilities. These amounts are included in Accrued Excess Facilities Costs on the Condensed Consolidated Balance Sheets.

As of August 31, 2003, we had a $5.0 million irrevocable standby letter of credit outstanding in connection with a facility lease. The letter of credit automatically renews annually for the duration of the lease term, which expires in December 2010. The investments pledged for security of the letter of credit are presented as restricted cash and included in Other Assets on the Condensed Consolidated Balance Sheets.

As of August 31, 2003, we had a $0.9 million irrevocable standby letter of credit outstanding in connection with a facility surrender agreement. The letter of credit automatically renews annually for the duration of the letter of credit requirement of the surrender agreement, which expires in June 2006. The investments pledged for security of the letter of credit are presented as restricted cash and included in Other Assets on the Condensed Consolidated Balance Sheets.

In connection with a mortgage note payable, we entered into an irrevocable standby letter of credit in the amount of $13.0 million. This letter of credit automatically renews for successive one-year periods, until the mortgage note payable has been satisfied in full.

Our software license agreements typically provide for indemnification of customers for intellectual property infringement claims. To date, no such claims have been filed against us. We also warrant to customers that software products operate substantially in accordance with specifications. Historically, minimal costs have been incurred related to product warranties, and as such no accruals for warranty costs have been made. In addition, we indemnify our officers and directors under the terms of indemnity agreements entered into with them, as well as pursuant to our certificate of incorporation, bylaws, and applicable Delaware law. To date, we have not incurred any costs related to these indemnifications.

FACTORS THAT MAY AFFECT OPERATING RESULTS

The following risk factors could materially and adversely affect our future operating results and could cause actual events to differ materially from those predicted in the forward-looking statements we make about our business.

We have a history of losses, we expect future losses, and if we do not achieve and sustain profitability our business will suffer and our stock price may decline

We may not be able to achieve revenue or earnings growth or obtain sufficient revenue to achieve and sustain profitability. While we achieved a modest profit for the nine months ended August 31, 2003, we incurred net losses of approximately $94.6 million and $13.2 million in fiscal 2002 and 2001, respectively. As of August 31, 2003, we had an accumulated deficit of approximately $166.1 million.

We have invested significantly in building our sales and marketing organization and in our technology research and development. We expect to continue to spend financial and other resources on developing and introducing enhancements to our existing and new software products and our direct sales and marketing activities. As a result, we need to generate significant revenue to achieve and maintain profitability. In addition, we believe that we must continue to dedicate a significant amount of our resources to our research and development efforts to maintain our competitive position. However, we do not expect to receive significant revenues from these investments for several years.

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

There can be no assurance that our current customers will continue to purchase our products in the future

We do not have long-term contracts with any of our customers, except for our license and distribution relationship with Reuters described below. There can be no assurance that any of our customers will continue to purchase our products in the future. As a result, a customer that generates substantial revenue for us in one period may not be a source of revenue in subsequent periods. Sales to Reuters, a related party, accounted for 9.0% of our total revenue in the third quarter of fiscal 2003 and 12.2% of total revenue for the nine month period ended August 31, 2003.

Our new licensing, distribution and maintenance agreement with Reuters places certain limitations on our ability to conduct our business and involves various execution risks to our business

Our predecessor company was acquired by Reuters in 1994. In January 1997, Reuters established us as a separate entity, transferred to us certain assets and liabilities related to our business and granted to us a royalty-free license to intellectual property that is incorporated into some of our current software products. Reuters continues to hold approximately 49% of our stock and has the right to nominate three of our directors. Accordingly, Reuters is able to exert significant influence over our business. In October 2003, we entered into a new agreement with Reuters relating to the licensing, distribution and maintenance of our products. Our relationship with Reuters involves certain limitations and restrictions on our business, as well as other risks described below.

We license from Reuters the underlying TIB messaging technology that existed as of December 31, 1996 (“Licensed TIB Technology”). We do not own the Licensed TIB Technology. Because Reuters has access to intellectual property used in our products, it could use this intellectual property to compete with us. Reuters is not restricted from using the Licensed TIB Technology to produce products that compete with our products, and it can grant limited licenses to the Licensed TIB Technology to others who may compete with us. In addition, we must license to Reuters all of the products, and the source code for certain products, we create through December 2011. This may place Reuters in a position to more easily develop products that compete with ours.

Pursuant to the terms of our new licensing, distribution and maintenance agreement with Reuters, we are now permitted to market and sell our products, other than risk management and market data distribution products, directly and through third party resellers (other than four specified resellers) to customers in the financial services market. Reuters is phasing-out its role as a general reseller of our products, but has the right to distribute to certain specified customers until March 2005, at which time its general distribution rights terminate. After such time, Reuters may continue to internally use and embed our products in its solutions. Consequently, our revenue from the financial services market will be dependent upon our ability to redirect certain sales and marketing efforts and to successfully market and sell our products in such market.

Reuters’ obligation to pay us minimum guaranteed distribution fees terminates in March 2005. There can be no assurances that we will be successful in generating enough revenue from financial services market customers to replace these minimum guaranteed payments. Any inability on our part to replace the minimum guaranteed revenues from Reuters would adversely affect our business and operating results.

Under our new agreement with Reuters, while we are no longer prohibited from selling our products and providing consulting services directly to companies in the financial services market, we are restricted from directly selling risk management and market data distribution products in such markets through May 2008. Accordingly, if we were to develop any risk management or market data distribution products, we would have to rely on Reuters and, to a lesser extent, other third-party resellers and distributors to sell those products in the financial services market until such time.

Neither Reuters nor any third-party reseller or distributor has any contractual obligation to distribute minimum quantities of our products. Reuters and other distributors may choose not to market and sell our products or may elect to sell competitive third-party products, either of which may adversely affect our market share and revenue.

Pursuant to the new agreement with Reuters, Reuters has agreed to transition maintenance and support of our products for its customers, as well as the associated revenues, to us beginning immediately. As a result, we will be required to begin providing maintenance and support services directly to Reuters’ former customers in the fourth quarter of fiscal 2003. We have no current plans to expand our support organization. If our support organization experiences an unexpected burden as a result of this transition, we may be unable to provide maintenance and support services in accordance with our current plans or customer expectations, which could have a negative impact on our customer relationships. Moreover, we expect service and maintenance revenue and associated costs to increase as a result of our assumption of Reuters’ contracts in the fourth quarter of fiscal 2003 and through at least fiscal 2004. To the extent, as a result of our increased service and maintenance obligations, our cost of revenue increases faster than our service and maintenance revenue, our gross margins will be negatively adversely affected.

Our license agreement with Reuters also imposes certain practical restrictions on our ability to acquire other companies. The license agreement places no specific restrictions on our ability to acquire companies with less than half of their business in the sale of risk management and market data distribution products into the financial services market and to continue such business. However, under the terms of the license agreement, if we acquire companies which derive more than half of their revenues from the sale of risk management and market data distribution products into the financial services market, or if we combine our technology with any acquired company’s risk management or market data distribution products and services for the financial services market, then the acquired company’s risk management or market data distribution solutions would become subject to our restrictions on selling risk management and market data distribution solutions to the financial services market until May 2008. This prohibition could prevent us from realizing potential synergies with companies we acquire.

The market for infrastructure software may not continue to grow, which would cause our revenues to fall below expectations

The market for infrastructure software is relatively new and evolving. We earn a substantial portion of our revenue from sales of our infrastructure software, including application integration software and related services. We expect to earn substantially all of our revenue in the foreseeable future from sales of these products and services. Our future financial performance will depend on continued growth in the number of organizations demanding software and services for application integration and information delivery and companies seeking outside vendors to develop, manage and maintain this software for their critical applications. A weakening United States and global economy, which has had a disproportionate impact on information technology spending by businesses, has led to a reduction in sales over the past several quarters and may continue to do so in the future. Many of our potential customers have made significant investments in internally developed systems and would incur significant costs in switching to third-party products, which may substantially inhibit the growth of the market for infrastructure software. If the market fails to grow, or grows more slowly than we expect, our sales will be adversely affected.

We are exposed to the credit risk of some of our customers and to credit exposures in weakened markets

Most of our licenses are on an “open credit” basis, with payment terms generally of 30 days in the United States, and, because of local customs or conditions, longer in some markets outside the United States. We monitor individual customer payment capability in granting such open credit arrangements, seek to limit credit to amounts we believe the customers can pay, and maintain reserves we believe are adequate to cover exposure for doubtful accounts.

Because of the current slowdown in the global economy, our exposure to credit risks has increased. There can be no assurance that, should economic conditions not improve, additional losses will not be incurred and that such losses will not be material or exceed our reserves. Although these losses have not been material to date, future losses, if incurred, could harm our business and have a material adverse effect on our business, operating results and financial condition.

Our acquisition strategy could cause financial or operational problems

Our success depends on our ability to continually enhance and broaden our product offerings in response to changing technologies, customer demands, and competitive pressures. To this end, we may acquire new and complementary businesses, products or technologies. We do not know if we will be able to complete any acquisition or that we will be able to successfully integrate any acquired business, operate it profitably, or retain its key employees. Integrating any newly acquired business, product or technology could be expensive and time-consuming, could disrupt our ongoing business and could distract our management. We may face competition for acquisition targets from larger and more established companies with greater financial resources. In addition, in order to finance any acquisition, we might need to raise additional funds through public or private financings. In that event, we could be forced to obtain equity or debt financing on terms that are not favorable to us and, in the case of equity financing, that results in dilution to our stockholders. Moreover, the terms of existing loan agreements may prohibit certain acquisitions or may place limits on our ability to incur additional indebtedness or issue additional equity securities to finance acquisitions. If we are unable to integrate any newly acquired entity, products or technology effectively, our business, financial condition and operating results would suffer. In addition, any amortization or impairment of acquired intangible assets, stock-based compensation or other charges resulting from the costs of acquisitions could harm our operating results.

Our stock price may be volatile, which could cause investors to lose all or part of their investments in our stock

The stock market in general, and the stock prices of technology companies in particular, have experienced volatility which has often been unrelated to the operating performance of any particular company or companies. During the first nine months of fiscal 2003, for example, our stock price fluctuated between a high of $8.10 and a low of $3.92. If market or industry-based fluctuation continue, our stock price could decline in the future regardless of our actual operating performance and investors could lose all or part of their investments.

In addition, sales of substantial amounts of common stock by persons currently holding shares of our common stock that have not been previously sold to the public, including Reuters, could cause our stock price to decline. In this regard, we recently entered into an agreement with Reuters whereby we agreed to register a portion of the shares of TIBCO common stock held by Reuters for resale to the public market and to repurchase a portion of the shares of TIBCO common stock held by Reuters in connection with certain sales of shares by Reuters. Sales of our common stock by Reuters pursuant to this agreement or otherwise could cause the public trading price of our common stock to decline.

The volatile nature of our operations could strain our resources and cause our business to suffer

Our ability to successfully offer products and services and implement our business plan in a rapidly evolving market requires an effective planning and management process. We have increased the scope of our operations both domestically and internationally. We must successfully integrate new employees into our operations and generate sufficient revenues to justify the costs associated with these employees. If we fail to successfully integrate employees or to generate the revenue necessary to offset employee-related expenses, we may be forced to reduce our headcount, which would force us to incur significant expenses and would harm our business and operating results. For example, in response to changing market conditions, in fiscal 2001 and 2002, we recorded restructuring charges totaling $70.5 million, including $66.0 million related to abandoned facilities and $4.5 million related to a reduction of our headcount by approximately 235 employees. During the first three quarters of fiscal 2003, we recorded an additional restructuring charge of $1.1 million related to a reduction of our headcount by approximately 44 employees. We expect that we will need to continue to improve our financial and managerial controls, reporting systems and procedures and continue to train and manage our workforce worldwide. Furthermore, we expect that we will be required to manage an increasing number of relationships with various customers and other third parties. Failure to control costs in any of the foregoing areas efficiently and effectively could interfere with the growth of our business as a whole.

Pending litigation could harm our business

We, certain of our directors and officers and certain investment bank underwriters have been named in a putative class action for violation of the federal securities laws in the United States District Court for the Southern District of New York, captioned “In re TIBCO Software, Inc. Initial Public Offering Securities Litigation, 01 Civ. 6110 (SAS).” This is one of the number of cases challenging underwriting practices in the initial public offerings (“IPOs”) of more than 300 companies. These cases have been coordinated for pretrial proceedings as In re Initial Public Offering Securities Litigation, 21 MC 92 (SAS). Plaintiffs generally allege that certain underwriters engaged in undisclosed and improper underwriting activities, namely the receipt of excessive brokerage commissions and customer agreements regarding post-offering purchases of stock in exchange for allocations of IPO shares. Plaintiffs also allege that various investment bank securities analysts issued false and misleading analyst reports. The complaint against us claims that the purported improper underwriting activities were not disclosed in the registration statements for our IPO and secondary public offering and seeks unspecified damages on behalf of a purported class of persons who purchased our securities or sold put options during the time period from July 13, 1999 to December 6, 2000. On February 19, 2003, the Court issued an Opinion and Order denying the motion to dismiss certain of the claims in the complaint. A settlement proposal was conditionally accepted by us on June 20, 2003. The completion of the settlement is subject to a number of conditions, including Court approval. Under the settlement, the plaintiffs will dismiss and release all claims against participating defendants in exchange for a contingent payment guaranty by the insurance companies collectively responsible for insuring the issuers in all the related cases, and the assignment or surrender to the plaintiffs of certain claims the issuer defendants may have against the underwriters. Under the guaranty, the insurers will be required to pay the amount, if any, by which $1 billion exceeds the aggregate amount ultimately collected by the plaintiffs from the underwriter defendants in all the cases.

A lawsuit with similar allegations of undisclosed improper underwriting practices, and part of the same coordinated proceedings, is pending against Talarian Corporation (“Talarian”), which we acquired in 2002. That action is captioned “In re Talarian Corp. Initial Public Offering Securities Litigation, 01 Civ. 7474 (SAS).” The complaint against Talarian, certain of its underwriters, and certain of its former directors and officers claims that the purported improper underwriting activities were not disclosed in the registration statement for Talarian’s IPO and seeks unspecified damages on behalf of a purported class of persons who purchased Talarian securities during the time period from July 20, 2000 to December 6, 2000. On February 19, 2003, the Court issued an Opinion and Order granting our motion to dismiss certain of the claims in the complaint. A settlement proposal was conditionally accepted by us on June 20, 2003. The completion of the settlement is subject to a number of conditions, including Court approval. Under the settlement, the plaintiffs will dismiss and release all claims against participating defendants in exchange for a contingent payment guaranty by the insurance companies collectively responsible for insuring the issuers in all the related cases, and the assignment or surrender to the plaintiffs of certain claims the issuer defendants may have against the underwriters. Under the guaranty, the insurers will be required to pay the amount, if any, by which $1 billion exceeds the aggregate amount ultimately collected by the plaintiffs from the underwriter defendants in all the cases. If the plaintiffs fail to recover $1 billion and payment is required under the guaranty, Talarian would be responsible to pay its pro rata portion of the shortfall, up to the amount of the self-insured retention remaining under its insurance policy. The timing and amount of payments that Talarian could be required to make under the proposed settlement will depend on several factors, principally the timing and amount of any payment required by the insurers pursuant to the $1 billion guaranty.

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

If we do not retain our key management personnel and attract and retain other highly skilled employees, our business will suffer

If we fail to retain and recruit key management and other skilled employees our business and our ability to obtain new customers, develop new products and provide acceptable levels of customer service could suffer. The success of our business is heavily dependent on the leadership of our key management personnel, including Vivek Ranadive, our President and Chief Executive Officer. All of our executive officers and key personnel are employees at-will. We have experienced changes in our management organization over the past several years. If we are unsuccessful in implementing our new management, our business would be harmed. In addition, provisions of the recently enacted Sarbanes-Oxley Act of 2002 and related rules organisation proposed by the SEC and Nasdaq impose heightened personal liability on some of our key management personnel. The threat of such liability could make it more difficult to identify and hire highly-skilled management personnel.

Our success also depends on our ability to recruit, retain and motivate highly skilled sales, marketing and engineering personnel. Competition for these people in the software industries is intense, and we may not be able to successfully recruit, train or retain qualified personnel. In addition, we have experienced turnover in our marketing and sales management. Although we have recently recruited a new Executive Vice President of Global Sales, there can be no assurance that we will be successful in our retention and training efforts.

Our products may infringe the intellectual property rights of others, which may cause us to incur unexpected costs or prevent us from selling our products

We cannot be certain that our products do not infringe issued patents or other intellectual property rights of others. In addition, because patent applications in the United States are not publicly disclosed until a patent is issued, applications covering technology used in our software products may have been filed without our knowledge. We may be subject to legal proceedings and claims from time to time, including claims of alleged infringement of the patents, trademarks and other intellectual property rights of third parties by us or our licensees in connection with their use of our products. Intellectual property litigation is expensive and time-consuming and could divert our management’s attention away from running our business and seriously harm our business. If we were to discover that our products violated the intellectual property rights of others, we would have to obtain licenses from these parties in order to continue marketing our products without substantial reengineering. We might not be able to obtain the necessary licenses on acceptable terms or at all, and if we could not obtain such licenses, we might not be able to reengineer our products successfully or in a timely fashion. If we fail to address any infringement issues successfully, we would be forced to incur significant costs, including damages and potentially satisfying indemnification obligations that we have with our customers, and we could be prevented from selling certain of our products.

Our intellectual property or proprietary rights could be misappropriated, which could force us to become involved in expensive and time-consuming litigation

We regard our copyrights, service marks, trademarks, trade secrets, licensed patents and similar intellectual property as critical to our success. Any misappropriation of our proprietary information by third parties could harm our business, financial condition and operating results. In addition, the laws of some countries do not provide the same level of protection of our proprietary information as do the laws of the United States. If our proprietary information were misappropriated, we might have to engage in litigation to protect it. In this regard, we have recently initiated two lawsuits against certain third parties seeking to prevent these third parties from continuing certain practices we believe violate our intellectual property rights. We might not succeed in protecting our proprietary information in any pending lawsuit or if we initiate additional intellectual property litigation, and, in any event, such litigation is expensive and time-consuming, could divert our management’s attention away from running our business and could seriously harm our business.

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

Market acceptance of new platforms and web services standards may require us to undergo the expense of developing and maintaining compatible product lines

Our software products can be licensed for use with a variety of platforms. There may be future or existing platforms that achieve popularity in the marketplace which may not be architecturally compatible with our software products. In addition, the effort and expense of developing, testing and maintaining software products will increase as more platforms achieve market acceptance within our target markets. Moreover, future or existing user interfaces that achieve popularity within the enterprise application integration marketplace may not be compatible with our current software products. If we are unable to achieve market acceptance of our software products or adapt to new platforms, our sales and revenues will be adversely affected.

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

If we are required to treat employee stock option and employee stock purchase plans as a compensation expense, it could significantly reduce our net income and earnings per share

There has been ongoing public debate whether employee stock option and employee stock purchase plans shares should be treated as a compensation expense and, if so, how to properly value such charges. If we elected or were required to record an expense for our stock-based compensation plans using the fair value method, we could have significant accounting charges. For example in fiscal year 2002, had we accounted for stock-based compensation plans as a compensation expense, annual earnings per share would have been reduced by $0.53 per share. Although we are not currently required to record any compensation expense using the fair value method in connection with option grants that have an exercise price at or above fair market value and for shares issued under our employee stock purchase plan, it is possible that future laws or regulations will require us to treat all stock-based compensation as a compensation expense using the fair value method. See Note 9 to the Condensed Consolidated Financial Statements and our discussion in the Amortization of Stock-based Compensation section of Management’s Discussion and Analysis of Financial Condition and Results of Operations for a more detailed presentation of accounting for stock-based compensation plans.

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

At August 31, 2003, we had an investment portfolio of fixed income securities totaling $506.2 million, excluding those classified as cash and cash equivalents and restricted funds. Our investments consist primarily of bank and finance notes, various government obligations and asset-backed securities. These securities are classified as available-for-sale and are recorded on the balance sheet at fair market value with unrealized gains or losses reported as a separate component of stockholders’ equity. Unrealized losses are charged against income when a decline in fair market value is determined to be other than temporary. The specific identification method is used to determine the cost of securities sold.

The investment portfolio is subject to interest rate risk and its value will fall in the event market interest rates increase. If market interest rates were to increase immediately and uniformly by 100 basis points (approximately 67.6% of current rates in the portfolio) from levels as of August 31, 2003, the fair market value of the portfolio would decline by approximately $5.1 million.

We develop products in the United States and sell these products in North America, South America, Asia, the Middle East and Europe. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. A majority of sales are currently made in U.S. dollars; however, a strengthening of the dollar could make our products less competitive in foreign markets. We enter into foreign currency forward exchange contracts (“forward contracts”) to manage exposure related to accounts receivable denominated in foreign currencies. We do not enter into derivative financial instruments for trading purposes. We had outstanding forward contracts with notional amounts totaling approximately $5.2 million at August 31, 2003. These open contracts mature at various dates through November 2003 and are economic hedges of certain foreign currency transaction exposures in the Euro, British Pound, Australian Dollar, Swedish Krona, Japanese Yen and Danish Krone. The fair value of these forward contracts at August 31, 2003 was not significant.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in internal control over financial reporting. There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We, certain of our directors and officers and certain investment bank underwriters have been named in a putative class action for violation of the federal securities laws in the United States District Court for the Southern District of New York, captioned “In re TIBCO Software, Inc. Initial Public Offering Securities Litigation, 01 Civ. 6110 (SAS).” This is one of the number of cases challenging underwriting practices in the initial public offerings (“IPOs”) of more than 300 companies. These cases have been coordinated for pretrial proceedings as In re Initial Public Offering Securities Litigation, 21 MC 92 (SAS). Plaintiffs generally allege that certain underwriters engaged in undisclosed and improper underwriting activities, namely the receipt of excessive brokerage commissions and customer agreements regarding post-offering purchases of stock in exchange for allocations of IPO shares. Plaintiffs also allege that various investment bank securities analysts issued false and misleading analyst reports. The complaint against us claims that the purported improper underwriting activities were not disclosed in the registration statements for our IPO and secondary public offering and seeks unspecified damages on behalf of a purported class of persons who purchased our securities or sold put options during the time period from July 13, 1999 to December 6, 2000. On February 19, 2003, the Court issued an Opinion and Order denying our motion to dismiss certain of the claims in the complaint. A settlement proposal was conditionally accepted by us on June 20, 2003. The completion of the settlement is subject to a number of conditions, including Court approval. Under the settlement, the plaintiffs will dismiss and release all claims against participating defendants in exchange for a contingent payment guaranty by the insurance companies collectively responsible for insuring the issuers in all the related cases, and the assignment or surrender to the plaintiffs of certain claims the issuer defendants may have against the underwriters. Under the guaranty, the insurers will be required to pay the amount, if any, by which $1 billion exceeds the aggregate amount ultimately collected by the plaintiffs from the underwriter defendants in all the cases.

A lawsuit with similar allegations of undisclosed improper underwriting practices, and part of the same coordinated proceedings, is pending against Talarian Corporation (“Talarian”), which the Company acquired in 2002. That action is captioned “In re Talarian Corp. Initial Public Offering Securities Litigation, 01 Civ. 7474 (SAS).” The complaint against Talarian, certain of its underwriters, and certain of its former directors and officers claims that the purported improper underwriting activities were not disclosed in the registration statement for Talarian’s IPO and seeks unspecified damages on behalf of a purported class of persons who purchased Talarian securities during the time period from July 20, 2000 to December 6, 2000. On February 19, 2003, the Court issued an Opinion and Order granting our motion to dismiss certain of the claims in the complaint. A settlement proposal was conditionally accepted by us on June 20, 2003. The completion of the settlement is subject to a number of conditions, including Court approval. Under the settlement, the plaintiffs will dismiss and release all claims against participating defendants in exchange for a contingent payment guaranty by the insurance companies collectively responsible for insuring the issuers in all the related cases, and the assignment or surrender to the plaintiffs of certain claims the issuer defendants may have against the underwriters. Under the guaranty, the insurers will be required to pay the amount, if any, by which $1 billion exceeds the aggregate amount ultimately collected by the plaintiffs from the underwriter defendants in all the cases. If the plaintiffs fail to recover $1 billion and payment is required under the guaranty, Talarian would be responsible to pay its pro rata portion of the shortfall, up to the amount of the self-insured retention remaining under its insurance policy. The timing and amount of payments that Talarian could be required to make under the proposed settlement will depend on several factors, principally the timing and amount of any payment required by the insurers pursuant to the $1 billion guaranty.

ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSION OF A MATTER TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

31.1	Rule 13a – 14(a) / 15d – 14(a) Certification by Chief Executive Officer
31.2	Rule 13a – 14(a) / 15d – 14(a) Certification by Chief Financial Officer
32.1	Section 1350 Certification by Chief Executive Officer
32.2	Section 1350 Certification by Chief Financial Officer

(b)	Reports on Form 8-K:

We filed a Current Report on Form 8-K on September 16, 2003 to furnish the press release we issued on September 16, 2003 entitled “TIBCO Software Reports Third Quarter Financial Results.”

SIGNATURES

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

TIBCO SOFTWARE INC.

By:	/S/ CHRISTOPHER G. O’MEARA

Christopher G. O’Meara Executive Vice President, Finance and Chief Financial Officer (Principal Financial Officer)

By:	/S/ MARCIA GUTIERREZ

Marcia Gutierrez Director of Accounting (Principal Accounting Officer)

Date: October 10, 2003

Exhibit Index

Exhibit Number	Descritpion

31.1	Rule 13a – 14(a) / 15d – 14(a) Certification by Chief Executive Officer
31.2	Rule 13a – 14(a) / 15d – 14(a) Certification by Chief Financial Officer
32.1	Section 1350 Certification by Chief Executive Officer
32.2	Section 1350 Certification by Chief Financial Officer