Form 10-K
period 2003-11-30
TIBCO SOFTWARE INC
filed 2004-01-20
CIK 1085280

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2003

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

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☒    No  ☐

The aggregate market value of the voting stock held by non-affiliates of the registrant (based upon the closing sale price of such shares on the Nasdaq National Market on May 30, 2003) was approximately $438,828,204. Shares of common stock held by each executive officer and director and by each entity that owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of January 14, 2004, there were 213,809,794 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2004 Annual Meeting of Stockholders to be held on April 15, 2004 are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein.

TIBCO SOFTWARE INC. FORM 10-K

For the Fiscal Year Ended November 30, 2003

Forward Looking Statements

This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements relate to expectations concerning matters that are not historical facts. Words such as “projects,” “believes,” “anticipates,” “plans,” “expects,” “intends” and similar words and expressions are intended to identify forward-looking statements. We believe that the expectations reflected in the forward-looking statements are reasonable but we cannot assure you that those expectations will prove to be correct. Important factors that could cause our actual results to differ materially from those expectations are disclosed in this report, including, without limitation, in the “Factors That May Affect Operating Results” described in Item 7. All forward-looking statements are expressly qualified in their entirety by these factors and all related cautionary statements. We do not undertake any obligation to update any forward-looking statements.

Trademarks

TIBCO, TIBCO Software, TIBCO ActiveEnterprise, TIBCO Rendezvous, TIBCO SmartSockets, TIBCO BusinessWorks, TIBCO ActiveExchange, TIBCO ActivePortal and TIBCO BusinessFactor are the trademarks or registered trademarks of TIBCO Software Inc. in the United States and other countries. This report also refers to the trademarks of other companies.

PART I

ITEM 1.    BUSINESS

Overview

Our suite of business integration software solutions makes us a leading enabler of real-time business. We use the term “real-time business” to refer to those companies that use current information in their businesses to execute their critical business processes. Our business integration solutions include products that provide business process visualization and management, and application integration capability, giving businesses the ability to connect and coordinate their applications, employees, partners and customers and automate their business processes from end-to-end within the enterprise. This allows our customers to better automate, monitor, analyze, understand, and modify the business activities that span those systems and people so they can better respond to problems and opportunities. Our products do this by enabling computer systems to interact with each other in real-time, automating processes that span those systems, and by giving people the ability to monitor and interact with information and processes.

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

Our products are currently licensed by approximately 2,100 companies worldwide in diverse industries such as telecommunications, retail, healthcare, manufacturing, energy, transportation, logistics, financial services, government and insurance. We sell our products through a direct sales force and through alliances with leading software vendors and systems integrators.

Our objective is to establish TIBCO Software as the leading provider of business optimization, business integration and enterprise backbone software. The core elements of our strategy include providing our customers with a comprehensive suite of products and services, promoting the widespread adoption of our technology, leveraging our vertical market expertise, expanding our business in the financial services industry and pursuing strategic acquisitions to expand and strengthen our offerings. We believe we are the market leader among independent integration software companies. See “—Competition.”

We operate through subsidiaries and offices throughout North America, Europe and the Pacific Rim. Where advantageous to us for business or other reasons, we conduct our business through wholly owned subsidiaries of TIBCO Software Inc. No individual subsidiary is material to our business as a whole.

Relationship with Reuters

We are the successor to a portion of the business of Teknekron Software Systems, Inc. Teknekron was acquired by Reuters Group PLC, a global information company (“Reuters”), in 1994. In January 1997, we were established as an entity separate from Teknekron. In connection with our establishment as a separate entity, Reuters transferred to us certain assets and liabilities related to its business and granted to us a royalty-free license to the intellectual property from which some of our products originated. Reuters also assigned to us at that time certain related license and service contracts.

As of November 30, 2003, Reuters owned approximately 49% of our outstanding capital stock and nominated one member of our Board of Directors. Through the third quarter of fiscal 2003, we had a license, distribution and maintenance agreement with Reuters pursuant to which Reuters was paying us certain minimum guaranteed distribution fees related to sales of our products to financial services market customers. Reuters’ obligations with respect to these minimum guaranteed distribution fees were to expire at the end of calendar 2003. Under our previous commercial agreement with Reuters, we were restricted from selling our products and providing consulting services directly to companies in the financial services market, except in limited circumstances. Accordingly, to date we have relied on Reuters and, to a lesser extent, other third-party resellers and distributors to sell our products to financial services market customers. In the past, when we did sell our products to financial services market customers other than through Reuters or when we resold Reuters’ products and services, we were required to pay certain fees to Reuters.

In October 2003, we entered into a new commercial agreement with Reuters relating to the licensing, distribution and maintenance of our products that replaced our original agreement with Reuters. This new agreement was the result of lengthy negotiations between Reuters and us and, because of Reuters’ relationship with us and its influence over our business, was approved by a special committee of our Board of Directors comprised solely of independent and disinterested directors.

Pursuant to this new agreement, Reuters will continue to act as a non-exclusive reseller of our products to certain specified customers in the financial services market until March 2005 and will pay us a distribution license fee equal to 60% of license revenue it receives from sales to such customers. Reuters may also continue to use our products internally and embed them into its solutions. We have agreed to provide certain fee-based support services to Reuters for TIBCO products Reuters uses internally and may provide additional support services if purchased by Reuters. We will now have the right to market and sell our products, other than risk management and market data distribution products, directly and through third party resellers (other than four specified resellers) to customers in the financial services market. The limitations on our ability to sell risk management and market data distribution products and to resell through the specified resellers will expire in May 2008. Reuters has agreed to continue to pay us minimum guaranteed fees in the amount of $5 million per quarter through March 2005. The quarterly minimum guaranteed fees will be reduced by an amount equal to 10% of the license and maintenance revenues from our sales to financial services companies (or, in the case of customers transitioned to us by Reuters, 40% of our maintenance revenue from such customers for up to one year after effectiveness of the agreement). Furthermore, Reuters began transitioning maintenance and support of our products for its customers, as well as associated revenue, upon entering into the new agreement. As a result, we began providing maintenance and support services directly to customers transitioned from Reuters in the fourth quarter of fiscal 2003. In addition to acting as a reseller of our products in the financial services market, Reuters will be eligible to receive a fee of between 5% and 20% of revenue from sales to approved customers referred to us by Reuters, depending upon the level of assistance Reuters provides in supporting the sale.

We are also party to a stockholders agreement with Reuters, Cisco Systems, Mayfield and Vivek Ranadivé, our President and Chief Executive Officer, pursuant to which Reuters has a consent right with respect to certain fundamental decisions, including issuances by us of specified amounts of stock, acquisitions and other significant transactions, has additional rights with respect to board representation and registration of certain TIBCO shares, and has certain financial information and inspection rights. Specifically, Reuters has the right to nominate three directors for election to our board of directors; however, today only one member of our board is a Reuters’ representative. Reuters’ consent right with respect to fundamental decisions will terminate at such time as Reuters ownership interest in TIBCO falls below 30%. Reuters’ board representation rights and information and inspection rights also terminate at various times when Reuters’ ownership interest falls below certain levels.

In October 2003, we entered into a Registration and Repurchase Agreement with Reuters. Pursuant to the terms of that agreement, we filed a registration statement during the fourth quarter of fiscal 2003, which was declared effective in January 2004, to register a portion of the common stock held by Reuters for resale to the public market. Pursuant to the agreement, if Reuters sells more than $100 million of our common stock held by it in a single transaction, we have agreed to repurchase an equal amount of common stock at the same price which the shares are sold to the public, up to a maximum of $115 million. Reuters has agreed to pay certain expenses incurred in connection with the registration and repurchase. Reuters’ additional rights with respect to registration of its shares of our common stock, board representation and approval rights with respect to certain fundamental corporate decisions by us remain unchanged.

TIBCO® Products

We sell a wide range of products that address different elements of business integration and optimization. All of our products can be sold individually to solve specific technical challenges, but the emphasis of our product development and sales efforts is to create products that interoperate seamlessly and that can be sold together as a complete solution to business problems.

Our products are marketed and sold as part of our TIBCO ActiveEnterprise™ standards-based platform for real-time business. TIBCO ActiveEnterprise is a comprehensive set of solutions comprised of three categories of software: business optimization software, business integration software and enterprise backbone software.

•	Business Optimization Software: Our business optimization software automatically routes information to appropriate recipients, lets users access up-to-date information whenever they need it, and provides users with the ability to analyze and act on information. This helps line-level employees perform their jobs, helps managers identify and analyze problems and opportunities, and gives customers the ability to get accurate and consistent information directly or through salespeople, service personnel or customer care representatives.

•	Business Integration Software: We provide complete business integration capabilities that enable companies to connect any number or variety of endpoints, coordinate processes of any level of complexity, and streamline activities across technological, organizational, and geographical boundaries. TIBCO ActiveEnterprise gives companies the flexibility to do these things using whatever standards or technologies best meet their needs in specific situations (such as HTTP, e-mail, J2EE, EDI, Messaging, .Net, or Web Services) without replacing existing technologies or committing to any one technology across their enterprise.

•	Enterprise Backbone Software: Our enterprise backbone solution lets businesses establish and manage a flow of real-time event-driven information across their enterprise, allowing the guaranteed delivery of data, the ability to deliver information to very large numbers of recipients or the ability to quickly and easily add or modify senders and receivers of data. Our enterprise backbone solution complements standards and technologies with the ability to deliver information across businesses with superior performance and flexibility.

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

We also have relationships with resellers, professional service organizations and system integrators including Accenture, Cap Gemini/Ernst & Young, Deloitte Consulting and BearingPoint, to cooperate in the deployment of our products to customers. These relationships help promote TIBCO products and provide additional technical expertise to enable us to provide the full range of professional services our customers require to deploy our products.

Maintenance and Support

We offer a suite of software support and maintenance options that are designed to meet the needs of our diverse customer base. These support options include twenty-four hour coverage that is available seven days a week, 365 days a year, to meet the needs of our global customers. To accomplish this level of support we have established a worldwide support organization with major support centers in Palo Alto, California; London, England; and Sydney, Australia. These centers, working in conjunction with several smaller support offices located throughout the United States, Japan and India, provide seamless support using a “follow-the-sun” support model. In addition to support teams around the globe, we have a Customer Support Website that provides our customers with the ability to submit service requests, receive confirmation that a service request has been opened and to obtain current status on these requests. Additionally, the Customer Support Website provides access to our support procedures, escalation numbers and late breaking news (LBN). LBN is used to provide updates and new information about our products.

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

Sales and Marketing

Sales

We currently market our software and services primarily through a direct sales organization complemented by indirect sales channels. Our direct sales force is located in nineteen U.S. cities and in twenty-one locations internationally across North America, Europe and the Pacific Rim and operates globally through our foreign subsidiaries. We have established distribution and licensing relationships with several strategic hardware vendors, database providers, software and toolset developers and systems integrators. We have also developed alliances with key solution providers to target vertical industry sectors, including energy, telecommunications and manufacturing.

Under the terms of our original commercial agreement with Reuters, we were restricted from selling our products to customers in the financial services market. Pursuant to the terms of the new agreement with Reuters, we are now permitted to market and sell our products, other than risk management and market data distribution products, directly and through third party resellers (other than four specified resellers) to customers in the financial services market. Reuters will continue to act as a non-exclusive reseller of our products to certain specified customers through March 2005, and will pay us a distribution license fee equal to 60% of license revenue it receives from sales to such customers. Reuters may continue to internally use and embed our products in its solutions. The limitations on our ability to sell risk management and market data distribution products and to resell through the specified resellers will expire in May 2008. The distribution relationship with Reuters accounted for 12%, 9% and 8% of our total revenue in each of fiscal 2003, 2002 and 2001, respectively.

Our revenue consists primarily of license and maintenance fees from our customers and distributors, including fees from Reuters pursuant to our license agreement, both of which were primarily attributable to sales of our TIBCO ActiveEnterprise product suite. License fees represented approximately 53%, 58% and 67% of our total revenue in 2003, 2002 and 2001, respectively. Revenue from services and maintenance represented approximately 47%, 42% and 33% of our total revenues in 2003, 2002 and 2001, respectively.

Sales to customers outside North America totaled $126.5 million for the year ended November 30, 2003. For a geographic breakdown of our revenue and long-lived assets, see note 11 to our consolidated financial statements included elsewhere in this report.

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

Product Development

Reuters has granted us a perpetual, royalty-free license to The Information Bus™ (TIB™) messaging technology as it existed on December 31, 1996. We have concentrated our product development efforts since then on further developing this technology and on developing new products. We expect that most of our enhancements to existing products and new products will be developed internally. However, we will evaluate on an ongoing basis the acquisition of externally developed technologies for integration into our product lines.

We expect that a majority of our research and development activities will focus on enhancing and extending our TIBCO products. In fiscal 2003, we continued our development focus on creating products that interoperate seamlessly. We expect that we will continue to commit significant resources to product development in the future. Product development costs are recorded as research and development expenses. Our research and development expenses were $64.6 million, $72.3 million and $91.0 million in 2003, 2002 and 2001, respectively. To date, all product development costs have been expensed as incurred.

Competition

The market for our products and services is extremely competitive, continually evolving and subject to rapid change. While we offer a comprehensive suite of integration solutions and believe we are the market leader among independent integration software companies, we compete with various providers of integration products including BEA, IBM, Microsoft, SeeBeyond, Vitria and webMethods. We believe that none of these companies has a suite of integration products as complete as ours, but IBM, Microsoft and BEA offer products outside our segment and routinely bundle their broader set of products. We expect additional competition from other established and emerging companies. In addition, we may face pricing pressures from our current competitors and new market entrants in the future. We believe that the competitive factors affecting the market for our products and services include product functionality and features, quality of professional services offerings, performance and price, ease of product implementation, quality of customer support services, customer training and documentation, and vendor and product reputation. The relative importance of each of these factors depends upon the specific customer environment. We believe that our products and services currently compete favorably with respect to such factors. However, we may not be able to maintain our competitive position against current and potential competitors.

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

Our license agreement with Reuters does not prohibit Reuters from providing enterprise infrastructure software products and services in competition with us. Under the terms of our new license agreement with Reuters, we have the right to market and sell our products, other than risk management and market data distribution products, directly and through third party resellers (other than four specified resellers) to customers in the financial services market. The limitations on our ability to sell risk management and market data distribution products to financial services customers and to resell through the four specified resellers will expire in May 2008. Reuters may continue to sell our products to certain financial services companies until March 2005. In addition, pursuant to the license agreement, Reuters will continue to have access to the source code for TIBCO Rendezvous® through 2011 and to TIBCO SmartSockets™ until March 2005. Although Reuters currently does not create TIB-based products designed for general use in all markets, if Reuters were to decide to begin providing information integration products and services in our markets, we would face additional competition for customers in these markets.

Proprietary Technology

Our success is dependent upon our proprietary software technology. We license the patents relating to some of the technology underlying some of our software, including TIBCO Rendezvous, from Reuters on a royalty-free basis. Consequently, we can assert infringement of these patents only through Reuters or with the consent of Reuters. We have several pending patent applications and four issued patents, although we rely principally on trade secret, copyright and trademark laws, and nondisclosure and other contractual agreements to protect our technology. We also believe that factors such as the technological and creative skills of our personnel, product enhancements and new product developments are essential to establishing and maintaining a technology leadership position. We enter into confidentiality and/or license agreements with our employees, distributors and customers, and limit access to and distribution of our software, documentation and other proprietary information. Nevertheless, the steps we have taken may fail to prevent misappropriation of our technology, and the protections we have may not prevent our competitors from developing products with functionality or features similar to our products.

Furthermore, third parties might independently develop competing technologies that are substantially equivalent or superior to our technologies. In addition, effective patent, copyright and trade secret protection may be unavailable or limited in certain foreign countries where we operate. If we fail to protect our proprietary technology, our business could be seriously harmed.

Although we do not believe our products infringe the proprietary rights of any third parties, third parties may nevertheless assert infringement claims against our customers or us in the future. Furthermore, we may initiate claims or litigation against third parties for infringement of our proprietary rights or to establish the validity of our proprietary rights. Litigation, whether resolved in our favor or not, would cause us to incur substantial costs and divert our management resources from productive tasks, which would harm our business. Parties making claims against us could secure substantial damages, as well as injunctive or other equitable relief, which could effectively block our ability to sell our products in the United States or abroad. Such a judgment could seriously harm our business. If it appears necessary or desirable, we may seek licenses to intellectual property if we believe that our technology potentially infringes on such intellectual property. We may not, however, be able to obtain such licenses on commercially reasonable terms or at all, and the terms of any offered licenses might not be acceptable to us. The failure to obtain necessary licenses or other rights could seriously harm our business. As the number of software products in our industry increases and the functionality of those products further overlaps, we believe that software developers may become increasingly subject to infringement claims.

Employees

As of November 30, 2003, we employed 895 persons, including 295 in sales and marketing, 214 in research and development, 144 in finance and administration and 242 in professional services and technical support. Of our 895 employees, 150 were located in Europe, 61 in the Pacific Rim and the balance in North America. Our success is highly dependent on our ability to attract and retain qualified employees. Competition for employees is intense in the software industry. To date, we believe we have been successful in our efforts to recruit qualified employees, but there is no assurance that we will continue to be as successful in the future. None of our employees are subject to collective bargaining agreements. We believe that our relationship with our employees is good.

Available Information

Our principal Internet address is www.tibco.com. We make available free of charge on www.tibco.com our annual reports on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, and amendments to those reports, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Information contained or referenced on our website is not incorporated by reference in and does not form a part of this Annual Report on Form 10-K.

ITEM 2.    PROPERTIES

Our principal administrative, sales, marketing, service and research and development facilities are located in a four building campus totaling approximately 292,000 square feet in Palo Alto, California. We purchased these buildings in June 2003. In connection with the purchase, we entered into a 51-year lease of the land upon which the buildings are located. Further information on the terms of the building acquisition can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and note 5 to our consolidated financial statements included elsewhere in this report.

In addition, we lease field support offices in 40 cities throughout the world. The field offices range from small executive offices to a 13,820 square foot facility. Lease terms range from month-to-month on certain executive offices to seven and a half years on certain direct leases. Because our professional services are generally performed at the client site, field facilities are generally small. Field facilities are generally used for periodic meetings, training, and administration and by account managers. Our principal field facilities are in Atlanta, Georgia; Beijing, China; Shanghai, China; Bethesda, Maryland; Brussels, Belgium; Calgary, Canada; Cambridge, Massachusetts; Chapel Hill, North Carolina; Chicago, Illinois; Columbus, Ohio; Dallas, Texas; Denver, Colorado; Falls Church, Virginia; Houston, Texas; Iselin, New Jersey; Lisbon, Portugal; London, England; Madrid, Spain; Melbourne, Australia; Milan, Italy; Minneapolis, Minnesota; Montreal, Canada;

Munich, Germany; New York, New York; Newport Beach, California; Oslo, Norway; Paris, France; Philadelphia, Pennsylvania; Rome, Italy; Rotterdam, Netherlands; Seattle, Washington; Singapore; Seoul, Korea; Stockholm, Sweden; Sydney, Australia; Taipei, Taiwan; Tokyo, Japan; Toronto, Canada; Warrenville, Illinois and Woy Woy, Australia. We are continually evaluating the adequacy of existing facilities and additional facilities in new cities and we believe that suitable additional space will be available in the future on commercially reasonable terms as needed.

We have approximately 127,000 square feet under lease that is in excess of our requirements and we no longer occupy, do not intend to occupy, and plan to sublease. The estimated loss on subleases has been included in the excess facilities charges recorded in 2001 and 2002.

ITEM 3.    LEGAL PROCEEDINGS

We, certain of our directors and officers and certain investment bank underwriters have been named in a putative class action for violation of the federal securities laws in the U.S. District Court for the Southern District of New York, captioned “In re TIBCO Software Inc. Initial Public Offering Securities Litigation.” This is one of a number of cases challenging underwriting practices in the initial public offerings (IPOs) of more than 300 companies, which have been coordinated for pretrial proceedings as “In re Initial Public Offering Securities Litigation.” Plaintiffs generally allege that the underwriters engaged in undisclosed and improper underwriting activities, namely the receipt of excessive brokerage commissions and customer agreements regarding post-offering purchases of stock in exchange for allocations of IPO shares. Plaintiffs also allege that various investment bank securities analysts issued false and misleading analyst reports. The complaint against us claims that the purported improper underwriting activities were not disclosed in the registration statements for our IPO and secondary public offering and seeks unspecified damages on behalf of a purported class of persons who purchased our securities or sold put options during the time period from July 13, 1999 to December 6, 2000.

A lawsuit with similar allegations of undisclosed improper underwriting practices, and part of the same coordinated proceedings, is pending against Talarian Corporation (“Talarian”), which we acquired in 2002. That action is captioned “In re Talarian Corp. Initial Public Offering Securities Litigation.” The complaint against Talarian, certain of its underwriters, and certain of its former directors and officers claims that the purported improper underwriting activities were not disclosed in the registration statement for Talarian’s IPO and seeks unspecified damages on behalf of a purported class of persons who purchased Talarian securities during the time period from July 20, 2000 to December 6, 2000.

A proposal to settle the claims against all of the issuers and individual defendants in the coordinated litigation was conditionally accepted by us and Talarian on June 20, 2003. The completion of the settlement is subject to a number of conditions, including Court approval. Under the settlement, the plaintiffs will dismiss and release all claims against participating defendants in exchange for a contingent payment guaranty by the insurance companies collectively responsible for insuring the issuers in the action, and the assignment or surrender to the plaintiffs of certain claims the issuer defendants may have against the underwriters. Under the guaranty, the insurers will be required to pay an amount equal to $1.0 billion less any amounts ultimately collected by the plaintiffs from the underwriter defendants in all the cases. Unlike most of the defendant issuers’ insurance policies, including ours, Talarian’s policy contains a specific self-insured retention in the amount of $500,000 for IPO “laddering” claims, including those alleged in this matter. Thus, under the proposed settlement, if any payment is required under the insurers’ guaranty, Talarian would be responsible for paying its pro rata share of the shortfall, up to $500,000 of the self-insured retention remaining under its policy.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2003.

PART II

ITEM 5.    MARKET FOR OUR COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Market Information

Our common stock has been quoted on the Nasdaq National Market under the symbol TIBX since July 1999. The following table presents, for the periods indicated, the high and low intra-day sale prices per share of our common stock during the quarters indicated, as reported on the Nasdaq National Market.

Fiscal 2002	High	Low
First Quarter (from December 1, 2001 to March 1, 2002)	$16.90	$9.77
Second Quarter (from March 2, 2002 to May 31, 2002)	$15.05	$5.70
Third Quarter (from June 1, 2002 to August 30, 2002)	$6.62	$4.13
Fourth Quarter (from August 31, 2002 to November 30, 2002)	$7.40	$3.28

Fiscal 2003	High	Low
First Quarter (from December 1, 2002 to February 28, 2003)	$8.10	$4.51
Second Quarter (from March 1, 2003 to May 30, 2003)	$5.60	$3.92
Third Quarter (from May 31, 2003 to August 29, 2003)	$6.25	$4.39
Fourth Quarter (from August 30, 2003 to November 30, 2003)	$6.80	$5.14

Holders of Record

We had 608 stockholders of record as of November 30, 2003.

Dividends

We have never declared or paid any cash dividends on our common stock, and we do not anticipate paying any cash dividends in the foreseeable future.

Equity Compensation Plan Information

The following table provides information as of November 30, 2003 about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans, including the 1996 Stock Option Plan and the 1998 Director Option Plan.

The Extensibility Inc. 2000 Stock Option Plan, Talarian Corporation 2000 Equity Incentive Plan, Talarian Corporation 1998 Equity Incentive Plan, Talarian Corporation 1991 Stock Option Plan, White Barn, Inc. Stock Option Plan and White Barn, Inc. 2000 Equity Incentive Plans, under which we do not intend to grant any new options, were assumed upon our acquisition of other companies.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders(1)	42,329,244	$7.18	19,359,366	(3)
Equity compensation plans not approved by security holders(2)	1,167	$17.35	389

Total	42,330,411	$7.18	19,359,755	(3)

(1)	Our 1996 Stock Option Plan, which is included herein, provides for an annual increase in the number of shares available for issuance thereunder, on the first day of each fiscal year, equal to the least of (i) 60,000,000 shares, (ii) 5% of our outstanding shares of common stock on such date, or (iii) an amount determined by our board of directors.
(2)	Consists of options granted by Talarian Corporation (“Talarian”) to seven of its employees from November 1999 through March 2000 which we assumed in connection with our acquisition of Talarian in April 2002. Each option has a per share exercise price equal to the fair market value of a share of Talarian’s common stock on the date of grant (as determined by Talarian’s board of directors) and a term of ten years, and vests, contingent upon the continued employment of the optionee, as to 12.5% of the underlying shares six months after the date of grant and as to an additional 2.0833% of the underlying shares each month thereafter. We do not intend to grant any additional options or other equity awards under any assumed plans.
(3)	Includes 19,212,815 shares available for future issuance under our equity compensation plans and 146,551 shares available for future issuance under equity compensation plans we assumed in connection with our acquisitions of Extensibility Inc. and Talarian. We do not intend to grant any additional options or other equity awards under any assumed plans.

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

	Year Ended November 30,
	2003	2002	2001	2000	1999
	(in thousands, except per share amounts)
Statement of Operations:
Revenue:
License revenue	$140,509	$159,114	$216,757	$181,601	$56,916
Service and maintenance revenue	121,129	111,851	102,494	70,196	37,803
Reimbursable expenses	2,572	2,428	2,840	2,292	1,721

Total revenue	264,210	273,393	322,091	254,089	96,440
Cost of revenue:
Stock-based compensation(1)	201	527	977	3,025	1,113
Other cost of revenue	63,284	65,145	70,035	66,727	36,845

Gross profit	200,725	207,721	251,079	184,337	58,482

Operating expenses:
Research and development:
Stock-based compensation(1)	513	1,318	12,109	18,525	2,707
Other research and development	64,075	71,026	78,878	57,861	27,478
Sales and marketing:
Stock-based compensation(1)	276	1,286	10,128	33,637	4,281
Other sales and marketing	109,954	126,467	136,818	92,228	33,130
General and administrative:
Stock-based compensation(1)	73	919	3,751	1,729	1,151
Other general and administrative	20,261	21,406	22,799	18,489	8,229
Acquired in-process research and development(2)	—	2,400	—	2,260	2,800
Restructuring charges(3)	1,100	49,336	21,197	—	—
Amortization of acquired intangibles(2)	1,997	20,245	20,150	7,537	288

Total operating expenses	198,249	294,403	305,830	232,266	80,064

Income (loss) from operations	2,476	(86,682)	(54,751)	(47,929)	(21,582)
Interest income and other, net	15,007	16,264	31,040	24,866	2,101

Income (loss) before income taxes	17,483	(70,418)	(23,711)	(23,063)	(19,481)
Provision for (benefit from) income taxes(4)	6,043	24,162	(10,469)	1,888	—

Net income (loss)	$11,440	$(94,580)	$(13,242)	$(24,951)	$(19,481)

Net income (loss) per share:
Basic	$0.05	$(0.46)	$(0.07)	$(0.14)	$(0.19)

Weighted average common shares outstanding(5)	211,555	205,821	195,001	184,177	104,112

Net income (loss) per share:
Diluted	$0.05	$(0.46)	$(0.07)	$(0.14)	$(0.19)

Weighted average common shares outstanding(5)	222,519	205,821	195,001	184,177	104,112

	November 30,
	2003	2002	2001	2000	1999
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents and short-term investments	$604,669	$637,853	$677,340	$582,900	$89,807
Working capital	549,719	563,732	638,803	596,303	95,603
Total assets	943,259	894,588	892,127	829,215	179,638
Long-term debt, less current portion	51,853	—	—	—	—
Stockholders’ equity	762,794	744,727	771,279	729,535	137,918

(1)	See Notes 2 and 10 of Notes to Consolidated Financial Statements for an explanation of stock-based compensation.
(2)	See Notes 2 and 14 of Notes to Consolidated Financial Statements for an explanation of acquired in-process research and development and amortization of goodwill and acquired intangibles.
(3)	See Note 12 of Notes to Consolidated Financial Statements for an explanation of restructuring charges.
(4)	See Note 8 of Notes to Consolidated Financial Statements for an explanation of significant components of the benefit (provision) for income taxes.
(5)	See Note 2 of Notes to Consolidated Financial Statements for an explanation of shares used to compute net income (loss) per share.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

Our suite of business integration software solutions makes us a leading enabler of real-time business. We use the term “real-time business” to refer to those companies that use current information in their businesses to execute their critical business processes. We are the successor to a portion of the business of Teknekron Software Systems, Inc. Teknekron developed software, known as the TIB technology, for the integration and delivery of market data, such as stock quotes, news and other financial information, in trading rooms of large banks and financial services institutions. In 1992, Teknekron expanded its development efforts to include solutions designed to enable complex and disparate manufacturing equipment and software applications—primarily in the semiconductor fabrication market—to communicate within the factory environment. Teknekron was acquired by Reuters Group PLC, the global information company, in 1994. Following the acquisition, continued development of the TIB technology was undertaken to expand its use in the financial services markets.

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

Our products are currently licensed by approximately 2,100 companies worldwide in diverse industries such as telecommunications, retail, healthcare, manufacturing, energy, transportation, logistics, financial services, government and insurance. We sell our products through a direct sales force and through alliances with leading software vendors and systems integrators.

Our revenue in fiscal 2003, 2002 and 2001 consisted primarily of license and maintenance fees from our customers and distributors, including fees from Reuters pursuant to our license agreement, both of which were primarily attributable to sales of our TIBCO ActiveEnterprise product suite. In addition, we receive fees from our customers for providing project integration services. We also receive revenue from our strategic relationships with business partners who embed our products in their hardware and networking systems as well as from systems integrators who resell our products.

First-year maintenance typically is sold with the related software license and renewed on an annual basis thereafter. Maintenance revenue is determined based on vendor-specific objective evidence of fair value and amortized over the term of the maintenance contract, typically 12 months. Consulting and training revenues are recognized as the services are performed and are usually on a time and materials basis. Such services primarily consist of implementation services related to the installation of our products and generally do not include significant customization to or development of the underlying software code.

Our revenue is derived from a diverse customer base, and no single customer represented greater than 10% of total revenue during fiscal 2002 or 2001. During fiscal 2003, Reuters represented 12% of total revenue. One customer, Federal Express, had a balance in excess of 10% of net accounts receivable at November 30, 2002. There were no customers with a balance in excess of 10% of net accounts receivable at November 30, 2001 or 2003. We establish allowances for doubtful accounts based on our evaluation of collectibility and an allowance for returns and discounts based on specifically identified credits and historical experience.

Since the first quarter of fiscal 2001, adverse general economic conditions and conditions in the enterprise software industry have impacted purchases of our products and services as uncertainty in our potential customers’ businesses increased. These conditions have caused our sales cycle to lengthen, customer budgets for research and development to decrease and customer purchases to be delayed or decreased in size. We expect these conditions in the general economy and in our industry to continue to adversely impact our customers’ ability to purchase our products and services for the foreseeable future. In response to these adverse business conditions, we initiated cost containment actions that included headcount reductions, abandonment of excess facilities and other cost reductions.

Relationship with Reuters

Reuters had been the primary distributor of our products to customers in the financial services segment since 1997. As of November 30, 2003, Reuters owned approximately 49% of our outstanding capital stock and nominated one member of our Board of Directors. Through the third quarter of fiscal 2003, we had a license, maintenance and distribution agreement with Reuters pursuant to which Reuters was paying us certain minimum guaranteed distribution fees related to sales of our products to financial services customers. Reuters’ obligations with respect to these minimum guaranteed distribution fees were to expire at the end of calendar 2003. Reuters’ guaranteed minimum distribution fees were $20.0 million for each of the calendar years ended December 31, 2003, 2002 and 2001. These fees were recognized ratably in the period earned as related party revenue. In addition, our previous agreement with Reuters required us to provide Reuters with internal maintenance and support for a fee of $2.0 million per year plus an annual CPI-based increase. To date, this amount has been recognized ratably over the corresponding period as related party service and maintenance revenue.

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

In October 2003, we entered into a new agreement with Reuters relating to the licensing, distribution and maintenance of our products that replaced our original agreement with Reuters. Pursuant to the terms of this new agreement, Reuters will continue to act as a non-exclusive reseller of our products to certain specified customers in the financial services market until March 2005 and will pay us a distribution license fee equal to 60% of license revenue it receives from sales to such customers. Reuters may also continue to use our products internally and embed them into its solutions. We have agreed to provide certain fee-based support services to Reuters for TIBCO products Reuters uses internally and may provide additional support services if purchased by Reuters. We will now have the right to market and sell our products, other than risk management and market data distribution products, directly and through third party resellers (other than four specified resellers) to customers in the financial services market. The limitations on our ability to sell risk management and market data distribution products and to resell through the specified resellers will expire in May 2008. Reuters has agreed to continue to pay us minimum guaranteed fees in the amount of $5.0 million per quarter through March 2005. The quarterly minimum guaranteed fees will be reduced by an amount equal to 10% of the license and maintenance revenues from our sales to financial services companies (or, in the case of customers transitioned to us by Reuters, 40% of our maintenance revenue from such customers for up to one year after effectiveness of the agreement).

Reuters began transitioning maintenance and support of our products for its customers, as well as associated revenue, upon entering into the new agreement. As a result, we began providing maintenance and support services directly to customers transitioned from Reuters in the fourth quarter of fiscal 2003. Consequently, service and maintenance revenue and associated costs increased as a result of our assumption of Reuters’ contracts in the fourth quarter of fiscal 2003 and we expect these increases to continue through at least fiscal 2004. To the extent, as a result of our increased service and maintenance obligations, our cost of revenue increases faster than our service and maintenance revenue, our gross margins will be adversely affected.

In addition to acting as a reseller of our products in the financial services market, Reuters will be eligible to receive a fee of between 5% and 20% of revenue from sales to approved customers referred to us by Reuters, depending upon the level of assistance Reuters provides in supporting the sale.

Critical Accounting Policies, Judgments and Estimates

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

Our significant accounting policies are described in Note 2 to the annual consolidated financial statements as of and for the year ended November 30, 2003. We believe our most critical accounting policies and estimates include the following:

•	revenue recognition;

•	allowance for doubtful accounts, returns and discounts;

•	accrued restructuring costs;

•	accounting for income taxes;

•	valuation of long-lived and intangible assets; and

•	accounting for investments.

Revenue Recognition.    We recognize license revenue when a signed contract or other persuasive evidence of an arrangement exists, the software has been shipped or electronically delivered, the license fee is fixed or determinable, and collection of the resulting receivable is reasonably assured. When contracts contain multiple elements wherein vendor specific objective evidence exists for all undelivered elements, we account for the delivered elements in accordance with the “Residual Method” prescribed by AICPA Statement of Position 98-9. Revenue from subscription license agreements, which include software, rights to future products and maintenance, is recognized ratably over the term of the subscription period. Revenue on shipments to resellers, when subject to certain rights of return and price protection, is recognized when the products are sold by the resellers to the end-user customer.

We assess whether the fee is fixed or determinable and collection is reasonably assured at the time of the transaction. In determining whether the fee is fixed or determinable we compare the payment terms of the transaction to our normal payment terms. If a significant portion of a fee is due after our normal payment terms, we account for the fee as not being fixed or determinable and recognize revenue as the payments become due. We assess whether collection is reasonably assured based on a number of factors, including the customer’s past transaction history and credit-worthiness. Generally, we do not request collateral from our customers. If we determine that collection of a fee is not reasonably assured, we defer the fee and recognize revenue at the time collection becomes reasonably assured, which is generally upon receipt of cash.

First-year maintenance typically is sold with the related software license and renewed on an annual basis thereafter. For such arrangements with multiple obligations, we allocate revenue to each component of the arrangement based on the fair value of the undelivered elements. Fair values of ongoing maintenance and support obligations are based on separate sales of renewals to other customers or upon renewal rates quoted in the contracts when the quoted renewal rates are deemed to be substantive. Maintenance revenue is deferred and recognized ratably over the term of the maintenance and support period. Fair value of services, such as consulting or training, is based upon separate sales of these services. Consulting and training services are generally billed based on hourly rates and revenues are generally recognized as the services are performed. Consulting services primarily consist of implementation services related to the installation of our products and generally do not include significant customization to or development of the underlying software code. The determination as to whether services involve significant production, modification or customization of the underlying software code is a matter of judgment and can materially impact the timing of revenue recognition.

Significant management judgments and estimates must be made in connection with determination of the revenue to be recognized in any accounting period. If we made different judgments or utilized different estimates for any period, material differences in the amount and timing of revenue recognized could result.

Allowance for Doubtful Accounts, Returns and Discounts.    We establish allowances for doubtful accounts, returns and discounts based on our review of credit profiles of our customers, contractual terms and conditions, current economic trends and historical payment, return and discount experience. We reassess the allowances for doubtful accounts, returns and discounts each period. Historically our actual losses and credits have been consistent with these provisions. However, unexpected events or significant future changes in trends could result in a material impact to our future statements of operations and of cash flows. If we made different judgments or utilized different estimates for any period, material differences in the amount and timing of revenue or bad debt expense recognized could result. Our allowances for doubtful accounts, returns and discounts as a percentage of net revenues were 0.8%, 1.2% and 1.1% in fiscal 2003, 2002 and 2001, respectively. Based on our results for the year ended November 30, 2003, a one-percentage point deviation in our allowances for doubtful accounts, returns and discounts as a percentage of net revenues would have resulted in an increase or decrease in revenue and/or expense of approximately $2.6 million.

Accrued Restructuring Costs.    During fiscal 2001 and fiscal 2002, we recorded restructuring charges to align our cost structure with changing market conditions. Our restructuring plan resulted in a reduction in headcount and the consolidation of facilities through the closing of excess field offices and relocation of corporate offices into one campus. Our restructuring charges included accruals for the estimated loss on facilities that we intend to sublease based on estimates of the timing and amount of sublease income and the non-cash write-down of leasehold improvements. We reassess this liability each period based on market conditions. Revisions to our estimates of this liability could materially impact our operating results and financial position in future periods if anticipated events and key assumptions, such as the timing and amounts of sublease rental income, either change or do not materialize. As of November 30, 2003, a $0.50 square-foot per month change in our estimate of sublease income for space not yet sublet would have resulted in an increase or decrease in our accruals for excess facilities of approximately $2.0 million. Vacancy rates for commercial properties in the San Francisco Bay Area remain at high levels and there can be no assurance we will be successful in securing sublease income currently anticipated in our accrual for excess facilities.

Accounting for Income Taxes.    As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves us estimating our current tax exposure under currently enacted tax laws and assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheet. We must also assess the likelihood that our deferred tax assets will be recovered from future taxable income, and, to the extent we believe that it is more likely than not that some portion or all of our deferred tax assets will not be realized, we must establish a valuation allowance. To the extent we establish a valuation allowance or change the allowance in a period, we must reflect the corresponding increase or decrease within the tax provision in the statement of operations. A full valuation allowance is currently held against our net deferred tax assets because management believes it is more likely than not that the deferred tax assets will not be realized through the generation of future taxable income. Our deferred tax assets include net operating losses relating to acquired businesses and the exercise of employee stock-options for which any change in associated valuation allowance will be recorded as an adjustment to goodwill and a credit to additional paid-in-capital, respectively. We also do not provide for taxes on undistributed earnings of our foreign subsidiaries, as it is our intention to reinvest undistributed earnings indefinitely.

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and our future taxable income for purposes of assessing our ability to realize any future benefit from our deferred tax assets. In the event that actual results differ from these estimates or we adjust these estimates in future periods, our operating results and financial position could be materially affected. Due to our history of losses, as of November 30, 2003, we hold a full valuation allowance in the amount of $237.8 million against our net deferred tax assets. If we were to fully release our valuation allowance, we estimate that approximately $33.9 million of the change would result in an income tax benefit, approximately $11.2 million would be credited to goodwill and approximately $192.7 million relating to stock option exercises and related tax credits would be credited directly to additional paid-in capital. The following analysis demonstrates the potential effect the full release of our valuation allowance would have upon our consolidated financial statements and is not intended to provide a range of exposure or expected deviation (in thousands, except per share data):

	Management’s 2003 Estimate	100% Release of Valuation Allowance
Valuation allowance	$237,834	—
Income before income taxes	$17,483	$17,483
Provision for (benefit from) income taxes	$6,043	$(27,857)
Net income	$11,440	$45,340
Diluted earnings per share	$0.05	$0.21

Valuation of Long-Lived and Intangible Assets.    We assess long-lived and other intangible assets for recoverability whenever events or changes in circumstances indicate that their carrying value may not be recoverable through the estimated undiscounted future cash flows resulting from the use of the assets. If we determine that the carrying value of long-lived and other intangible assets may not be recoverable we measure impairment by using the projected discounted cash-flow method. As of November 30, 2003, we have not recorded an impairment charge against our long-lived or other intangible assets.

On December 1, 2002 we adopted the remaining provisions of SFAS No. 142, “Goodwill and Other Intangible Assets” as related to goodwill and intangibles acquired prior to July 1, 2002. In accordance with SFAS No. 142, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but, instead, tested for impairment annually or sooner if circumstances indicate that it might not be recoverable. Additionally, workforce no longer qualifies as a separately identifiable intangible and was reclassified as goodwill. The adoption of SFAS No. 142 resulted in the cessation of approximately $4.7 million in goodwill amortization per quarter including reclassified amounts at the time of implementation. In conjunction with adopting SFAS No. 142, we have determined that based on our current operations we operate in a single reporting unit. Accordingly we have performed the impairment assessment required under SFAS No. 142 at the enterprise level. We have used the market approach to assess the fair value of the enterprise. As of November 30, 2003, we have $103.0 million of goodwill and have not recorded any goodwill impairment charges. If our estimates or the related assumptions change in the future, we may be required to record impairment charges to reduce the carrying value of these assets. Changes in the valuation of goodwill could be substantial.

Accounting for Investments.    We determine the appropriate classification of marketable securities at the time of purchase and evaluate such designation as of each balance sheet date. As of November 30, 2003, $521.4 million of marketable securities have been classified as available-for-sale and are carried at fair value with unrealized gains and losses, if any, included as a component of “accumulated other comprehensive income (loss)” in stockholders’ equity. Marketable securities are presented as current assets as we expect to use them within one year in current operations even though some have scheduled maturities of greater than one year. Realized gains and losses are recognized based on the “specific identification method”.

Our investments also include minority equity investments in privately held companies that are generally carried at cost basis and included in other assets on the balance sheet. The fair value of these investments are dependent on the performance of the companies in which we invested, as well as the volatility inherent in external markets for these investments. In assessing potential impairment, we consider these factors as well as each of the companies’ cash position, earnings/revenue outlook, stock price performance, liquidity and management/ownership. If we believe that an other-than-temporary decline exists, we write down the investment to market value and record the related write-down as a loss on investments in our consolidated statement of operations. During fiscal 2003 and 2002, we recognized impairment losses of $0.3 million and $11.4 million, respectively, relating to the other-than-temporary decline in value of certain equity investments. As of November 30, 2003, minority equity investments totaled $1.5 million.

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

The following table sets forth, for the periods indicated, certain financial information as a percentage of total revenue:

	Year Ended November 30,
	2003	2002	2001
Revenue:
License revenue:
Non-related parties	46%	53%	61%
Related parties	7	5	6

Total license revenue	53	58	67

Software and maintenance revenue:
Non-related parties	40	36	29
Related parties	6	5	3
Reimbursable expenses	1	1	1

Total software and maintenance revenue	47	42	33

Total revenue	100	100	100

Cost of revenue:
Stock-based compensation	—	—	—
Other cost of revenue non-related parties	23	23	21
Other cost of revenue related parties	1	1	1

Total cost of revenue	24	24	22

Gross profit	76	76	78

Operating expenses:
Research and development:
Stock-based compensation	—	—	4
Other research and development	24	26	25
Sales and marketing:
Stock-based compensation	—	—	3
Other sales and marketing	42	47	42
General and administrative:
Stock-based compensation	—	—	1
Other general and administrative	8	8	7
Acquired in-process research and development	—	1	—
Restructuring charge	—	18	7
Amortization of goodwill and acquired intangibles	1	7	6

Total operating expenses	75	107	95

Income (loss) from operations	1	(31)	(17)
Interest and other income, net	5	5	10

Net income (loss) before income taxes	6	(26)	(7)
Provision for (benefit from) income taxes	2	9	(3)

Net income (loss)	4%	(35)%	(4)%

Results of Operations

Total Revenue

	November 30,
	2003	Change		2002	Change		2001
		$	%		$	%
	(in thousands, except percentages)
Total revenue	$264,210	$(9,183)	(3.4)%	$273,393	$(48,698)	(15.1)%	$322,091
As percent of total revenue	100%	—	—	100%	—	—	100%

Total revenue decreased 3.4% for the year ended November 30, 2003 compared to the prior year and 15.1% for the year ended November 30, 2002 compared to the year ended November 30, 2001. This decrease in total revenue was due primarily to the global economic slowdown and a reduction in information technology spending in general. Revenue from Reuters accounted for 12%, 9% and 8% of our total revenue in fiscal 2003, 2002 and 2001, respectively. In fiscal 2003, 2002 and 2001, revenue from Reuters was $30.7 million, $25.3 million and $25.6 million, respectively, consisting primarily of fees under our license agreement with Reuters. Revenue from Reuters includes minimum guaranteed fees of $5.0 million per quarter, which Reuters has agreed to continue to pay through March 2005, as discussed in “—Relationship with Reuters.”

License Revenue

	November 30,
	2003	Change		2002	Change		2001
		$	%		$	%
	(in thousands, except percentages)
License revenue	$140,509	$(18,605)	(11.7)%	$159,114	$(57,643)	(26.6)%	$216,757
As percent of total revenue	53.2%	—	(5.0)%	58.2%	—	(9.1)%	67.3%

License revenue decreased 11.7% for the year ended November 30, 2003 compared to the prior year. This decrease was due primarily to the global economic slowdown and a reduction in information technology spending in general. In particular, many telecommunication customers have reduced spending on deployments of our technology from 2002 levels. While the total number of license revenue transactions over $100,000 has increased from 206 to 225, the average deal size has decreased from approximately $604,000 in 2002 to approximately $440,000 in 2003.

License revenue decreased 26.6% for the year ended November 30, 2002 compared to the prior year. The decrease in license revenue was due to slowing sales in a weakened global economy. The total number of license revenue transactions over $100,000 has decreased from 234 in fiscal 2001 to 206 in fiscal 2002, and there was a corresponding decrease in average deal size from approximately $790,000 to $604,000.

We expect that license revenues will remain relatively constant as a percentage of total revenue in fiscal 2004.

Service and Maintenance Revenue

	November 30,
	2003	Change		2002	Change		2001
		$	%		$	%
	(in thousands, except percentages)
Service and maintenance revenue	$123,701	$9,422	8.2%	$114,279	$8,945	8.5%	$105,334
As percent of total revenue	46.8%	—	5.0%	41.8%	—	9.1%	32.7%

Service and maintenance revenue increased for the year ended November 30, 2003 compared to the prior year. This increase was primarily due to an increased installed software base, which resulted in increase maintenance revenue. During the year ended November 30, 2003, we added approximately 259 new customers to our customer base as existing at November 30, 2002.

Reuters began transitioning maintenance and support of our products for its customers, as well as associated revenue, to us upon entering into the new agreement. As a result, we began providing maintenance and support services directly to customers transitioned from Reuters in the fourth quarter of fiscal 2003. Consequently, service and maintenance revenue and associated costs increased as a result of our assumption of Reuters’ contracts in the fourth quarter of fiscal 2003 and we expect these increases to continue through at least fiscal 2004.

Service and maintenance revenue increased for the year ended November 30, 2002 compared to the prior year. This increase was primarily the result of additional maintenance revenue related to the growth in our installed software base, partially offset by a $1.3 million decrease in service revenue.

We expect that service and maintenance revenue will grow in absolute dollars and will remain relatively consistent as a percentage of total revenue in fiscal 2004.

Cost of Revenue, Excluding Stock-Based Compensation

Cost of revenue consists primarily of salaries, third party contractor and associated expenses related to providing project integration services, the cost of providing maintenance and customer support services, royalties and product fees as well as the amortization of technologies acquired through corporate acquisitions. The majority of our cost of revenue is directly related to our service revenue.

	November 30,
	2003	Change		2002	Change		2001
		$	%		$	%
	(in thousands, except percentages)
Cost of revenue, excluding stock-based compensation	$63,284	$(1,861)	(2.9)%	$65,145	$(4,890)	(7.0)%	$70,035
As percent of total revenue	24.0%	—	0.2%	23.8%	—	2.1%	21.7%

The decrease in absolute dollars in fiscal 2003 as compared to the prior year resulted primarily from lower compensation, royalties, and travel costs, which were partially offset by increased internal consulting costs. Compensation expenses decreased by $2.6 million as a result of a reduction in services and customer support staff. A decreased level of travel in addition to renegotiated arrangements with travel providers resulted in a savings of approximately $1.2 million in travel costs. The purchase of our corporate facilities resulted in a net savings of approximately $1.1 million. Royalty payments for licensed technologies embedded in our products decreased approximately $1.1 million primarily due to the mix of products sold during the period and renegotiated agreements with these suppliers. We periodically deploy consulting engineers for certain sales and marketing activities, the costs for which we then classify as sales and marketing expense. We utilized fewer engineers on sales and marketing activities, which offset the cost of revenue savings in fiscal 2003 by $4.9 million.

The decrease in cost of revenue in fiscal 2002 as compared to the prior year resulted primarily from a decrease in the use of third party contractors and lower commissions partially offset by an increase in internal consulting activities. Termination or renegotiation of agreements with third party contractors resulted in savings of approximately $4.1 million. Commissions decreased by approximately 3.7 million due to an overall lower level of sales upon which fees were payable. In 2002, certain development personnel were deployed to assist on consulting projects. The costs for these personnel were classified as cost of revenue and resulted in an offsetting $1.3 million increase in cost of revenue as compared to 2001.

We expect that cost of revenue will grow in absolute dollars and will remain relatively consistent as a percentage of total revenue in fiscal 2004.

Research and Development Expenses, Excluding Stock-Based Compensation

Research and development expenses consist primarily of personnel, third party contractors and related costs associated with the development and enhancement of our suite of products.

	November 30,
	2003	Change		2002	Change		2001
		$	%		$	%
	(in thousands, except percentages)
Research and development expenses, excluding stock-based compensation	$64,075	$(6,951)	(9.8)%	$71,026	$(7,852)	(10.0)%	$78,878
As percent of total revenue	24.3%	—	(1.7)%	26.0%	—	(1.5)%	24.5%

The decrease in fiscal 2003 compared to the prior year was due primarily to a reduction in the cost of third-party contractors in the amount of $4.0 million and lower compensation costs of $1.4 million. In addition, the purchase of our corporate facilities resulted in a net savings of approximately $2.4 million for the fiscal year ended November 30, 2003.

The decrease in fiscal year 2002 compared to the prior year was primarily due to the termination or renegotiation of agreements with many of our third party contractors resulting in a savings of approximately $9.2 million.

We believe that continued investment in research and development is critical to attaining our strategic objectives and, as a result, expect that spending on research and development will remain relatively stable in absolute dollars in fiscal 2004.

Sales and Marketing Expenses, Excluding Stock-Based Compensation

Sales and marketing expenses consist primarily of personnel and related costs of our direct sales force and marketing staff and the cost of marketing programs, including customer conferences, promotional materials, trade shows and advertising.

	November 30,
	2003	Change		2002	Change		2001
		$	%		$	%
	(in thousands, except percentages)
Sales and marketing expenses, excluding stock-based compensation	$109,954	$(16,513)	(13.1)	$126,467	$(10,351)	(7.6)%	$136,818
As percent of total revenue	41.6%	—	(4.7)%	46.3%	—	3.8%	42.5%

The decrease in fiscal 2003 as compared to the prior year resulted primarily from lower internal consulting, travel, commission and promotion costs and referral payments to our integration partners. Several of our consulting engineers were utilized for sales and marketing activities in fiscal 2002, which was not repeated in fiscal 2003 resulting in approximately $4.1 million of cost savings. An increased emphasis on internally generated sales resulted in a decrease in referral fees to integration partners of $1.3 million. A $2.4 million decrease in commissions expense is mainly attributable to lower commissionable sales. A decreased level of travel in addition to renegotiated arrangements with travel providers resulted in a savings of approximately $2.8 million in travel costs. In addition, promotion costs decreased by approximately $2.4 million due to efficiencies gained from more specific and targeted advertising campaigns.

The decrease in fiscal 2002 as compared to the prior year was primarily due to decreases in sales commissions, travel and compensation costs. Sales commissions decreased approximately $7.3 million due to lower commissionable revenue. A decreased level of travel in addition to renegotiated arrangements with travel providers resulted in a savings of approximately $1.9 million in travel costs. In addition, compensation costs decreased by $1.7 million due to lower head count.

We intend to selectively increase staff in our direct sales organization and to create select product marketing programs and, accordingly, expect that sales and marketing expenditures will increase modestly in absolute dollars in fiscal 2004.

General and Administrative Expenses, Excluding Stock-Based Compensation

General and administrative expenses consist primarily of personnel and related costs for general corporate functions, including executive, legal, finance, accounting and human resources.

	November 30,
	2003	Change		2002	Change		2001
		$	%		$	%
	(in thousands, except percentages)
General and administrative expenses, excluding stock-based compensation	$20,261	$(1,145)	(5.4)%	$21,406	$(1,393)	(6.1)%	$22,799
As percent of total revenue	7.7%	—	(0.1)%	7.8%	—	0.7%	7.1%

The decrease in fiscal 2003 as compared to the prior year was primarily due to approximately $3.1 million in savings from the purchase of our corporate facilities partially offset by increased compensation in the amount of $2.3 million.

The decrease in fiscal 2002 as compared to the prior year was primarily due to a decrease in bad debt and compensation expense of approximately $0.8 million and $0.6 million, respectively.

We believe that general and administrative expenses, exclusive of bad debt charges, will remain relatively stable in absolute dollars in fiscal 2004.

Stock-Based Compensation

Stock-based compensation expense principally relates to stock options assumed in acquisitions, stock options granted to consultants and the employer portion of payroll taxes due as a result of employee exercises of stock options. We account for employee stock-based compensation as discussed in Note 2 to our consolidated financial statements. Stock-based compensation expense related to stock options granted to consultants is recognized as earned using the multiple option method and is shown by expense category. At each reporting date, we re-value consultant stock options using the Black-Scholes option-pricing model. As a result, stock-based compensation expense will fluctuate as the fair market value of our common stock fluctuates. The employer portion of payroll taxes due as a result of employee exercises of stock options is included as a part of stock-based compensation expense in the period the option is exercised.

	November 30,
	2003	Change		2002	Change		2001
		$	%		$	%
	(in thousands, except percentages)
Stock-based compensation expense	$1,063	$(2,987)	(73.8)%	$4,050	$(22,915)	(85.0)%	$26,965
As percent of total revenue	0.4%	—	(1.1)%	1.5%	—	(6.9)%	8.4%

The decrease in stock-based compensation in fiscal 2003 as compared to the prior year is primarily due to a $2.1 million decrease in employee- and acquisition-related stock-based compensation and a $1.3 million decrease in employer-required payroll taxes for stock option exercises.

The decrease in stock-based compensation in fiscal 2002 as compared to the prior year is primarily due to a $23.2 million decrease in employee- and acquisition- related stock-based compensation.

Acquired In-Process Research and Development

	November 30,
	2003	Change		2002	Change		2001
		$	%		$	%
	(in thousands, except percentages)
Acquired in-process research and development expense	$—	$(2,400)	(100.0)%	$2,400	$2,400	100.0%	$—
As percent of total revenue	—%	—	(0.9)%	0.9%	—	0.9%	—%

We estimated that $2.4 million of the purchase price of Talarian in fiscal 2002 represented acquired in-process research and development (“IPRD”) that had not yet reached technological feasibility and had no alternative future use. Accordingly, this amount was immediately charged to expense upon consummation of the acquisition. We calculated the value of IPRD by estimating the expected cash flows from the projects once commercially viable, discounting the net cash flows back to their present value and then applying a percentage of completion. In determining the value ultimately assigned to IPRD we considered the stage of completion, complexity of work to date, difficulty of completing the remaining development, costs already incurred and the expected cost to complete the project. The projects have subsequently been completed within management’s estimates.

Restructuring Charge

During fiscal 2002 and 2001, we recorded restructuring charges totaling $70.5 million, consisting of $4.5 million for headcount reductions, $54.3 million for consolidation of facilities, $11.1 million for related write-down of leasehold improvements and $0.6 million of other related restructuring charges. These restructuring charges were recorded to align our cost structure with changing market conditions. We expect to benefit from a decrease in operating costs of approximately $9 million annually through 2010 as a result of rent expense savings from the consolidation of our facilities. The severance related actions are expected to decrease our salaries and benefits expenses by approximately $30 million annually. We recorded an additional accrual of $7.4 million in fiscal 2002 for the estimated losses on facilities acquired in connection with the acquisition of Talarian as acquisition integration costs, which were included in the purchase price. We are currently working with corporate real estate brokers to sublease unoccupied facilities.

During the first quarter of fiscal 2003, we recorded a restructuring charge of $1.1 million related to a reduction in headcount to further align our cost structure with changing market conditions. This reduction of approximately 44 employees was comprised of 60% sales and marketing staff, 5% general and administrative staff, and 35% research and development staff. This severance action is expected to reduce our salaries and benefits expenses by approximately $6 million annually. We do not expect the staff reductions, particularly those related to sales and marketing, to have an adverse impact on future sales. All severance related actions were completed by August 31, 2003.

The following sets forth our accrued excess facilities costs as of November 30, 2003. These costs represent our estimated loss on abandoned facilities, net of sublease income, which we expect to pay over the next seven years. See Notes 9 and 12 of our notes to consolidated financial statements.

	Excess Facilities	Severance and Other*	Total
Fiscal 2001 charges	$17,800	$3,388	$21,188
Cash utilized in fiscal 2001	—	(3,388)	(3,388)

Balance at November 30, 2001	17,800	—	17,800
Fiscal 2002 charges	47,614	1,722	49,336
Acquisition integration costs	7,410	1,031	8,441
Cash utilized in fiscal 2002	(10,421)	(2,555)	(12,976)
Non-cash write-down of leasehold improvements in fiscal 2002	(11,092)	—	(11,092)

Balance at November 30, 2002	51,311	198	51,509
Fiscal 2003 charges	—	1,100	1,100
Cash utilized in fiscal 2003	(8,404)	(1,298)	(9,702)
Non-cash write-down of furniture and fixtures in fiscal 2003	(385)	—	(385)

Balance at November 30, 2003	$42,522	$—	$42,522

*	Included in consolidated balance sheet as a component of accrued liabilities.

Amortization of Acquired Intangibles

Intangible assets are comprised of trademarks and established customer bases, as well as non-compete, maintenance and OEM customer royalty agreements.

	November 30,
	2003	Change		2002	Change		2001
		$	%		$	%
	(in thousands, except percentages)
Amortization of acquired intangibles	$1,997	$(18,248)	(90.1)%	$20,245	$95	0.1%	$20,150
As percent of total revenue	0.8%	—	(6.6)%	7.4%	—	1.1%	6.3%

In fiscal 2002 and 2001, we amortized goodwill, however, effective December 1, 2002, we adopted SFAS No. 142 “Goodwill and Other Intangibles” which requires that goodwill and intangible assets deemed to have indefinite lives not be amortized but, instead, subject to impairment tests at least annually. Further, we reclassified $1.2 million of intangible assets representing acquired workforce to goodwill as of December 1, 2002, and, therefore, this amount is no longer amortized. Amortization of goodwill and acquired workforce was $18.5 million and $18.7 million for fiscal 2002 and 2001 respectively.

The decrease in amortization of acquired intangibles in fiscal 2003 as compared to fiscal 2002 is principally due to the cessation of amortization of goodwill.

Interest and Other Income (Expense), Net

Interest and other income (expense), net, includes interest, realized gains and losses on investments, long-term debt interest expense and other miscellaneous income and expense items.

	November 30,
	2003	Change		2002	Change		2001
		$	%		$	%
	(in thousands, except percentages)
Interest and other income (expense), net	$15,007	$(1,257)	(7.7)%	$16,264	$(14,776)	(47.6)%	$31,040
As percent of total revenue	5.7%	—	(0.2)%	5.9%	—	(3.7)%	9.6%

The decrease in fiscal 2003 compared to the prior year was primarily due to approximately $11.6 million decrease in net interest income and a $1.6 million decrease in net gain on sale of investments partially offset by a $11.1 million decrease in impairment charges on private equity investments. Net interest income decreased primarily due to lower average investment account balances as a result of the purchase of our corporate facilities along with continued declines in interest rates as investments matured and were reinvested in lower interest rate securities. Impairment charges on private equity investments were $0.3 million in fiscal 2003 as compared to $11.4 million in fiscal 2002. The global economic slowdown and reduction in technology spending in general during fiscal 2002 had, and continues to have, a negative impact on these development stage companies in which we have invested.

The decrease in fiscal 2002 compared to the prior year was primarily due to an approximately $10.9 million decrease in interest income (expense) as a result of lower interest rates combined with a $6.4 million increase in impairment charge on private equity investment in 2002. There were no impairment charges recognized in fiscal 2001.

Income Taxes

Management believes that, based on a number of factors, it is more likely than not that the deferred tax assets will not be realized; and accordingly, a full valuation allowance has been recorded for the year ended November 30, 2003. During the next fiscal year, management will reassess the appropriateness of the valuation allowance if it is more likely than not that the deferred tax assets will be realized in the foreseeable future.

Our income taxes payable for federal purposes has been reduced by the tax benefits associated with exercise of employee stock options. These benefits were credited directly to stockholders’ equity and amounted to $0.6 million for fiscal 2003.

As of November 30, 2003, our federal and state net operating loss carryforwards for income tax purposes were $516 million and $207 million, respectively, which expire through 2023. As of November 30, 2003, our federal and state tax credit carryforwards for income tax purposes were $5.5 million and $3.0 million, respectively, which expire through 2023. These net operating loss and tax credit carryforwards were recorded as deferred tax assets with a full valuation allowance reserved against them.

In the event of a change in ownership, as defined under federal and state tax laws, our net operating loss and tax credit carryforwards may be subject to annual limitation. The annual limitation may result in the expiration of the net operating loss and tax credit carryforwards before realization.

Liquidity and Capital Resources

At November 30, 2003, we had cash and cash equivalents of $83.2 million, representing an increase of $26.0 million from November 30, 2002.

Net cash used for operating activities in fiscal 2003 was $12.5 million resulting from our net income of $11.4 million combined with non-cash charges of $22.8 million offset by the $28.0 million advance payment of our property lease and a net change in assets and liabilities of $18.8 million. Net cash used for operating activities in fiscal 2002 was $1.8 million resulting from our net loss of $94.6 million being offset by non-cash charges of $80.4 million and a net change in assets and liabilities of $12.3 million. Net cash provided by operating activities in fiscal 2001 was $103.0 million resulting from positive cash flows as our net loss of $13.2 million was more than offset by non-cash charges of $51.7 million and by a net reduction of $64.5 million in assets and liabilities.

In June 2003, we entered into a 51-year lease of the land upon which our corporate headquarters is located. The lease was paid in advance for a total of $28.0 million, but is subject to adjustments every ten years based upon changes in fair market value. Should it become necessary, we have the option to prepay any rent increases due as a result of a change in fair market value.

To the extent that non-cash items increase or decrease our future operating results, there will be no corresponding impact on our cash flows. After excluding the effects of these non-cash charges, the primary changes in cash flows relating to operating activities result from changes in working capital. Our primary source of operating cash flows is the collection of accounts receivable from our customers. Our operating cash flows are also impacted by the timing of payments to our vendors for accounts payable. We generally pay our vendors and service providers in accordance with the invoice terms and conditions. The timing of cash payments in future periods will be impacted by the terms of accounts payable arrangements and management’s assessment of our cash inflows.

Net cash used in investing activities was $22.1 million, $56.8 million and $186.7 million in fiscal 2003, 2002 and 2001, respectively. Net cash used in investing activities in fiscal 2003 related primarily to the purchase of our corporate headquarters in the amount of $78.0 million partially offset by net sales of short-term investments of $58.3 million. Net cash used in investing activities in fiscal 2002 related primarily to costs incurred in connection with the build-out of our new corporate headquarters, cash used for acquisitions, purchase of short-term investments and costs incurred in connection with the implementation of our enterprise resource planning system. Net cash used in investing activities in fiscal 2001 related primarily to the purchase of short-term investments.

Net cash provided by financing activities for fiscal 2003, 2002 and 2001, respectively, was $60.6 million, $15.5 million and $11.7 million. In fiscal 2003, net cash provided by financing activities resulted primarily from the proceeds from the issuance of long-term debt of $54.0 million and $7.9 million from the exercise of stock options and stock purchases under our Employee Stock Purchase Program. Net cash provided by financing activities for fiscal 2002 and 2001 resulted from the exercise of stock options and the sale of stock under our Employee Stock Purchase Program.

In June 2003, we obtained a $54.0 million mortgage note to purchase our corporate headquarters to lower our operating costs. The note is collateralized by the commercial real property acquired. The principal balance remaining at the end of the 10-year term of $33.9 million is due as a final balloon payment on July 1, 2013. We are prohibited from acquiring another company without prior consent from the lender unless we maintain between $100.0 million and $300.0 million of cash and cash equivalents, depending on various other non-financial terms as defined in the agreements. In addition we are subject to certain non-financial covenants as defined in the agreements. We are in compliance with all covenants at November 30, 2003.

At November 30, 2003 and 2002, we had $604.7 million and $637.9 million in cash, cash equivalents and investments, respectively. We anticipate our operating expenses to remain relatively stable for the foreseeable future and as a result we intend to fund our operating expenses through cash flows from operations. We expect to use our cash resources to fund capital expenditures as well as acquisitions or investments in complementary businesses, technologies or product lines. We believe that our current cash, cash equivalents and investments and cash flows from operations will be sufficient to meet our anticipated cash requirements for working capital and capital expenditures for at least the next twelve months.

In October 2003, we entered into a Registration and Repurchase Agreement with Reuters. Pursuant to the agreement, if Reuters sells more than $100 million of our common stock held by it in a single transaction, we have agreed to repurchase an equal amount of common stock at the same price which the shares are sold to the public, up to a maximum of $115 million. We filed a registration statement on Form S-3 in November 2003, which was declared effective by the SEC in January 2004, pursuant to which Reuters may sell up to an aggregate of 60 million shares of our common stock.

As of November 30, 2003, our contractual commitments associated with indebtedness, lease obligations and operational restructuring are as follows, (in thousands):

	2004	2005	2006	2007	2008	Thereafter	Total
Operating commitments:
Debt principal	$1,624	$1,709	$1,798	$1,892	$1,990	$44,463	$53,476
Debt interest	2,684	2,600	2,511	2,417	2,318	9,358	21,888
Operating leases	3,092	1,578	1,279	864	846	1,966	9,625

Total operating commitments	7,400	5,887	5,588	5,173	5,154	55,787	84,989
Restructuring-related commitments:
Operating leases	9,939	9,632	8,021	8,378	8,599	19,580	64,149
Sublease income	(2,503)	(2,411)	(1,296)	(1,295)	(1,324)	(2,079)	(10,908)

Total restructuring-related commitments	7,436	7,221	6,725	7,083	7,275	17,501	53,241

Total commitments	$14,836	$13,108	$12,313	$12,256	$12,429	$73,288	$138,230

As of November 30, 2003, future minimum lease payments under restructured non-cancelable operating leases include $38.4 million provided for as accrued restructuring costs and $4.1 million for acquisition integration liabilities. These amounts are included in Accrued Excess Facilities Costs on the Consolidated Balance Sheets.

In connection with the mortgage note payable, we entered into a one-year $20.0 million revolving line of credit that matures on June 23, 2004. As of November 30, 2003, no amounts were drawn on this line of credit. We are required to maintain a minimum unrestricted cash, cash equivalent, and short term investment balance of $150.0 million as well as other non-financial covenants defined in the agreement. We are in compliance with all covenants at November 30, 2003.

As of November 30, 2003, we had a $13.0 million irrevocable standby letter of credit in connection with the mortgage note payable. This letter of credit automatically renews for successive one-year periods, until the mortgage note payable has been satisfied in full. The letter of credit is secured by the revolving line of credit described above.

As of November 30, 2003, we had a $5.0 million irrevocable standby letter of credit outstanding in connection with a facility lease. The letter of credit automatically renews annually for the duration of the lease term, which expires in December 2010. The investments pledged for security of the letter of credit are presented as restricted cash and included in Other Assets on the Consolidated Balance Sheets.

As of November 30, 2003, we had a $0.9 million irrevocable standby letter of credit outstanding in connection with a facility surrender agreement. The letter of credit automatically renews annually for the duration of the letter of credit requirement of the surrender agreement, which expires in June 2006. The investments pledged for security of the letter of credit are presented as restricted cash and included in Other Assets on the Consolidated Balance Sheets.

Our software license agreements typically provide for indemnification of customers for intellectual property infringement claims. To date, no such claims have been filed against us. We also warrant to customers that software products operate substantially in accordance with specifications. Historically, minimal costs have been incurred related to product warranties, and as such no accruals for warranty costs have been made. In addition, we indemnify our officers and directors under the terms of indemnity agreements entered into with them, as well as pursuant to our certificate of incorporation, bylaws, and applicable provisions of Delaware law. To date, we have not incurred any costs related to these indemnification arrangements.

Recent Accounting Pronouncements

In May 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity and is effective for financial instruments entered into or modified after May 31, 2003. We adopted SFAS No. 150 on June 1, 2003. The adoption did not have a material impact on our results of operations or financial condition.

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” This interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” addresses consolidation by business enterprises of variable interest entities that possess certain characteristics. FIN 46 requires that if a business enterprise has a controlling financial interest in a variable interest entity (“VIE”), the assets, liabilities, and results of the activities of the variable interest entity must be included in the consolidated financial statements with those of the business enterprise. The consolidation requirements of FIN 46 are effective immediately for VIE’s created after January 31, 2003. The consolidation requirements for older VIE’s are effective for financial statements of interim or annual periods beginning after June 15, 2003, however in October of 2003 the FASB deferred the effective date of FIN 46 for older VIE’s to the end of the first interim or annual period ending after December 15, 2003. Certain disclosure requirements are effective for all financial statements issued after January 31, 2003, regardless of when the VIE was established. We do not have any ownership in any variable interest entities as of November 30, 2003. We will apply the consolidation requirements of FIN 46 in future periods should an interest in a variable interest entity be acquired.

Factors That May Affect Operating Results

The following risk factors could materially and adversely affect our future operating results and could cause actual events to differ materially from those predicted in the forward-looking statements we make about our business.

We have a history of losses, we may incur future losses, and if we are unable to sustain profitability our business will suffer and our stock price may decline.

We may not be able to achieve revenue or earnings growth or obtain sufficient revenue to sustain profitability. While we achieved a modest profit of $11.4 million for the fiscal year ended November 30, 2003, we incurred net losses of $94.6 million and $13.2 million in fiscal 2002 and 2001, respectively. As of November 30, 2003, we had an accumulated deficit of $158.4 million.

We have invested significantly in building our sales and marketing organization and in our technology research and development. We expect to continue to spend financial and other resources on developing and introducing enhancements to our existing and new software products and our direct sales and marketing activities. As a result, we need to generate significant revenue to maintain profitability. In addition, we believe that we must continue to dedicate a significant amount of our resources to our research and development efforts to maintain our competitive position. However, we do not expect to receive significant revenues from these investments for several years.

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

Period-to-period comparisons of our operating results may not be a good indication of our future performance. Moreover, our operating results in some quarters have not in the past, and may not in the future, meet the expectations of stock market analysts and investors. This has in the past and may in the future cause our stock price to decline. As a result of our limited operating history and the evolving nature of the markets in which we compete, we have difficulty accurately forecasting our revenue in any given period. In addition to the factors discussed elsewhere in this section, a number of factors may cause our revenue to fall short of our expectations or cause fluctuations in our operating results, including:

•	the announcement or introduction of new or enhanced products or services by our competitors;

•	the relatively long sales cycles for many of our products;

•	the tendency of some of our customers to wait until the end of a fiscal quarter or our fiscal year in the hope of obtaining more favorable terms;

•	the timing of our new products or product enhancements or any delays in such introductions;

•	the delay or deferral of customer implementations of our products;

•	changes in customer budgets and decision making process that could affect both the timing and size of any transaction;

•	the amount and timing of operating costs and capital expenditures relating to the expansion of our operations; and

•	changes in local, national and international regulatory requirements.

Our business is subject to seasonal variations which make quarter-to-quarter comparisons difficult.

Our business is subject to variations throughout the year due to seasonal factors in the U.S. and worldwide. These factors include fewer selling days in Europe during the summer vacation season and the impact of the holidays and a slow down in capital expenditures by our customers during our first fiscal quarter. These factors typically result in lower sales activity in our first and third fiscal quarters compared to the rest of the year and make quarter-to-quarter comparisons of our operating results less meaningful.

The loss of any current customer, including Reuters which accounted for 12% of our revenues in fiscal 2003, could harm our business and cause our stock price to decline.

We do not have long-term sales contracts with any of our customers. There can be no assurance that any of our customers, including Reuters, will continue to purchase our products in the future. As a result, a customer that generates substantial revenue for us in one period may not be a source of revenue in subsequent periods. Sales to Reuters, a related party, accounted for 9% of our total revenue in fiscal 2002 and 12% of our total revenue in fiscal 2003.

Our new licensing, distribution and maintenance agreement with Reuters more fully described below places certain limitations on our ability to conduct our business and involves various execution risks to our business.

In October 2003, we entered into a new agreement with Reuters relating to the licensing, distribution and maintenance of Reuters’ products. Prior to such time, we were restricted from selling our products to customers in the financial services market. Pursuant to the terms of the new agreement with Reuters, we are now permitted to market and sell our products, other than risk management and market data distribution products, directly and through third party resellers (other than four specified resellers) to customers in the financial services market. Reuters is phasing-out its role as a general reseller of our products through March 2005, at which time Reuters’ distribution rights will terminate. Between now and March 2005, Reuters will continue to have a non-exclusive right to distribute our products in connection with certain project implementations for a limited number of its existing customers and for pre-existing customer leads. After such time, Reuters may continue to internally use and embed our products in its solutions. Consequently, our revenue from the financial services market will be dependent upon our ability to directly market and sell our products in such market or indirectly with resellers other than Reuters.

Reuters’ obligation to pay us minimum guaranteed distribution fees terminates in March 2005. Any distribution fees from Reuters beyond these guaranteed minimums would be dependent on Reuters’ success in marketing and selling our products in the financial services market. We believe that Reuters may choose to devote their sales and marketing resources toward developing other aspects of their business and accordingly may not devote sufficient resources to effectively market and sell our products. There can be no assurances that we will be successful in generating enough revenue from financial services market customers to replace these minimum guaranteed payments after such time. Any inability on our part to replace the minimum guaranteed revenue from Reuters would adversely affect our business and operating results.

Neither Reuters nor any third-party reseller or distributor has any contractual obligation to distribute minimum quantities of our products. Reuters and other distributors may choose not to market and sell our products or may elect to sell competitive third-party products, either of which may adversely affect our market share and revenue.

Pursuant to the new agreement with Reuters, Reuters began transitioning maintenance and support of our products for its customers, as well as the associated revenue, to us upon entering into the new agreement. As a result, we began providing maintenance and support services directly to customers transitioned from Reuters in the fourth quarter of fiscal 2003. If our support organization experiences an unexpected burden as a result of this transition, we may be unable to provide maintenance and support services in accordance with our current plans or customer expectations, which could have a negative impact on our customer relationships. While we have no current plans to significantly expand our support organization, we may be compelled to do so to maintain these customer relationships. Moreover, we expect service and maintenance revenue and associated costs to increase as a result of our assumption of Reuters’ contracts and the development of our direct sales organization for the financial services market in the fourth quarter of fiscal 2003 and through at least fiscal 2004. To the extent, as a result of our increased service and maintenance obligations, our cost of revenue increases faster than our service and maintenance revenue, our gross margins will be adversely affected.

Under our new agreement with Reuters, we are no longer prohibited from selling our products and providing consulting services directly to companies in the financial services market, however we are restricted from directly selling risk management and market data distribution products in such markets through May 2008. While we currently do not offer any risk management and market data distribution solutions as part of our product offerings, if we were to develop any such products, we would have to rely on Reuters to sell those products in the financial services market until these restrictions end. Reuters is not required to help us sell any of these products in those markets and there can be no assurance that Reuters would choose to sell our products over products of our competitors.

Our license agreement with Reuters also imposes certain practical restrictions on our ability to acquire companies in certain business segments. The license agreement places no specific restrictions on our ability to acquire companies with less than half of their business in the sale of risk management and market data distribution products into the financial services market and to continue such business. However, under the terms of the license agreement, if we acquire companies which derive more than half of their revenue from the sale of risk management and market data distribution products into the financial services market, or if we combine our technology with any acquired company’s risk management or market data distribution products and services for the financial services market, then the acquired company’s risk management or market data distribution solutions would become subject to our restrictions on selling risk management and market data distribution solutions to the financial services market until May 2008. This prohibition could prevent us from realizing potential synergies with companies we acquire or from pursuing acquisitions that could benefit our business.

Our business may be harmed if Reuters uses the technology we license from it to compete with us or grants licenses to such technology to others who use it to compete with us.

We license from Reuters the intellectual property that was incorporated into early versions of some of our software products. We do not own this licensed technology. Because Reuters has access to intellectual property used in our products, it could use this intellectual property to compete with us. Reuters is not restricted from using the licensed technology it has licensed to us to produce products that compete with our products, and it can grant limited licenses to the licensed technology to others who may compete with us. In addition, we must license to Reuters all of the products, and the source code for certain products, we create through December 2011. This may place Reuters in a position to more easily develop products that compete with ours.

Reuters’ ownership of approximately 49% of our stock and the terms of our stockholders agreement with Reuters give Reuters significant control over our business, and their actions may not necessarily be in the best interests of all of our stockholders.

Pursuant to the terms of our stockholders agreement with Reuters and certain other stockholders, Reuters has a consent right with respect to certain fundamental decisions, including issuances by us of specified amounts of stock, acquisitions and other significant transactions, has additional rights with respect to board representation and registration of its TIBCO shares, and has certain financial information and inspection rights. Accordingly, Reuters is able to exert a substantial amount of control over certain of our business activities. The size of our board is currently set at nine members. As of November 30, 2003, we had five directors serving on our board. Reuters has the right to nominate three directors for election to our board until such time as its stock ownership drops below 40%; however, today, only one member of our board is a Reuters’ representative. If Reuters’ stock ownership drops below 40%, Reuters will have the right to nominate two directors to our board until such time as its stock ownership is less than 25% and will have the right to nominate one director until its stock ownership is less than 10%. In addition, if Reuters’ stock ownership drops below 30%, Reuters’ consent right with respect to certain fundamental decisions will terminate.

The slowdown in the growth of the market for infrastructure software has caused our revenue to decline in recent periods and could cause our revenue or results of operations to fall below expectations in the future.

The market for infrastructure software is relatively new and evolving. We earn a substantial portion of our revenue from sales of our infrastructure software, including application integration software and related services. We expect to earn substantially all of our revenue in the foreseeable future from sales of these products and services. Our future financial performance will depend on continued growth in the number of organizations demanding software and services for application integration and information delivery and companies seeking outside vendors to develop, manage and maintain this software for their critical applications. A weakening United States and global economy, which has had a disproportionate impact on information technology spending by businesses, has led to a reduction in sales in a number of recent quarters and may continue to do so in the future. Many of our potential customers have made significant investments in internally developed systems and would incur significant costs in switching to third-party products, which may substantially inhibit the growth of the market for infrastructure software. If the market fails to grow, or grows more slowly than we expect, our sales will be adversely affected. There can be no assurance that when the economy revives and companies begin to make investments in information technology and infrastructure software that revenue will grow at the same pace.

Any losses we incur as a result of our exposure to the credit risk of our customers could harm our results of operations.

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

Our past or future acquisitions may result in us incurring unanticipated expenses, encountering difficulty in integrating our operations, diluting our stockholders or incurring additional debt.

Our success depends on our ability to continually enhance and broaden our product offerings in response to changing technologies, customer demands, and competitive pressures. We have in the past and may in the future acquire complementary businesses, products or technologies. In this regard, we acquired the businesses of Talarian Corporation in 2002, Praja, Inc. in 2002, Extensibility, Inc. in 2000 and InConcert, Inc. in 1999. We do not know if we will be able to complete any acquisition or that we will be able to successfully integrate any acquired business, operate it profitably, or retain its key employees. Integrating any newly acquired business, product or technology could be expensive and time-consuming, could disrupt our ongoing business and could distract our management. For example, in connection with our largest acquisition (Talarian), we incurred acquisition liabilities of $8.4 million related to severance and facilities restructuring. We may face competition for acquisition targets from larger and more established companies with greater financial resources. In addition, in order to finance any acquisition, we might need to raise additional funds through public or private financings. In that event, we could be forced to obtain equity or debt financing on terms that are not favorable to us and, in the case of equity financing, that results in dilution to our stockholders. Moreover, the terms of existing loan agreements may prohibit certain acquisitions or may place limits on our ability to incur additional indebtedness or issue additional equity securities to finance acquisitions. If we are unable to integrate any newly acquired entity, products or technology effectively, our business, financial condition and operating results would suffer. In addition, any amortization or impairment of acquired intangible assets, stock-based compensation or other charges resulting from the costs of acquisitions could harm our operating results.

Our stock price may be volatile, which could cause investors to lose all or part of their investments in our stock.

The stock market in general, and the stock prices of technology companies in particular, have experienced volatility which has often been unrelated to the operating performance of any particular company or companies. During fiscal 2003, for example, our stock price fluctuated between a high of $8.10 and a low of $3.92. If market or industry-based fluctuations continue, our stock price could decline in the future regardless of our actual operating performance and investors could lose all or part of their investments.

Sales of our stock by Reuters could negatively impact our stock price and may expose us to other risks and uncertainties.

Sales of substantial amounts of common stock by Reuters pursuant to the registration statement on Form S-3 filed in November 2003, and declared effective in January 2004, or otherwise, or by persons currently holding shares of our common stock that have not been previously sold to the public, could cause our stock price to decline. In this regard, Reuters and certain other stockholders who held in the aggregate approximately 54% of our outstanding common stock as of November 30, 2003 have certain rights to require us to register for resale on the public markets their shares of common stock. In addition, sales of a substantial amount of our stock to a single purchaser or group of purchasers, or the reduction in concentration of ownership resulting from any sales by Reuters, may make us more vulnerable to an unsolicited takeover attempt.

We have in the past incurred significant expenses in both hiring new employees and reducing our headcount in response to changing market conditions, and the volatile nature of our industry makes it likely that we will continue to expend significant resources in managing our operations.

Our ability to successfully offer products and services and implement our business plan in a rapidly evolving market requires an effective planning and management process. We have increased the scope of our operations both domestically and internationally. We must successfully integrate new employees into our operations and generate sufficient revenues to justify the costs associated with these employees. If we fail to successfully integrate employees or to generate the revenue necessary to offset employee-related expenses, we may be forced to reduce our headcount, which would force us to incur significant expenses and would harm our business and operating results. For example, in response to changing market conditions, in fiscal 2001 and 2002, we recorded restructuring charges totaling $70.5 million, including $66.0 million related to abandoned and other facilities and $4.5 million related to a reduction of our headcount by approximately 235 employees. During the fiscal 2003, we recorded an additional restructuring charge of $1.1 million related to a reduction of our headcount by approximately 44 employees. We expect that we will need to continue to improve our financial and managerial controls, reporting systems and procedures and continue to train and manage our workforce worldwide. Furthermore, we expect that we will be required to manage an increasing number of relationships with various customers and other third parties. Failure to control costs in any of the foregoing areas efficiently and effectively could interfere with the growth of our business as a whole.

The outcome of litigation pending against us could require us to expend significant resources and could harm our business and financial resources.

We, certain of our directors and officers and certain investment bank underwriters have been named in a putative class action for violation of the federal securities laws in the U.S. District Court for the Southern District of New York, captioned “In re TIBCO Software Inc. Initial Public Offering Securities Litigation.” This is one of the number of cases challenging underwriting practices in the initial public offerings (IPOs) of more than 300 companies, which have been coordinated for pretrial proceedings as “In re Initial Public Offering Securities Litigation.” Plaintiffs generally allege that the underwriters engaged in undisclosed and improper underwriting activities, namely the receipt of excessive brokerage commissions and customer agreements regarding post-offering purchases of stock in exchange for allocations of IPO shares. Plaintiffs also allege that various investment bank securities analysts issued false and misleading analyst reports. The complaint against us claims that the purported improper underwriting activities were not disclosed in the registration statements for our IPO and secondary public offering and seeks unspecified damages on behalf of a purported class of persons who purchased our securities or sold put options during the time period from July 13, 1999 to December 6, 2000.

A lawsuit with similar allegations of undisclosed improper underwriting practices, and part of the same coordinated proceedings, is pending against Talarian Corporation (“Talarian”), which we acquired in 2002. That action is captioned “In re Talarian Corp. Initial Public Offering Securities Litigation.” The complaint against Talarian, certain of its underwriters, and certain of its former directors and officers claims that the purported improper underwriting activities were not disclosed in the registration statement for Talarian’s IPO and seeks unspecified damages on behalf of a purported class of persons who purchased Talarian securities during the time period from July 20, 2000 to December 6, 2000.

A proposal to settle the claims against all of the issuers and individual defendants in the coordinated litigation was conditionally accepted by us and Talarian on June 20, 2003. The completion of the settlement is subject to a number of conditions, including Court approval. Under the settlement, the plaintiffs will dismiss and release all claims against participating defendants in exchange for a contingent payment guaranty by the insurance companies collectively responsible for insuring the issuers in the action, and the assignment or surrender to the plaintiffs of certain claims the issuer defendants may have against the underwriters. Under the guaranty, the insurers will be required to pay an amount equal to $1.0 billion less any amounts ultimately collected by the plaintiffs from the underwriter defendants in all the cases. Unlike most of the defendant issuers’ insurance policies, including ours, Talarian’s policy contains a specific self-insured retention in the amount of $500,000 for IPO “laddering” claims, including those alleged in this matter. Thus, under the proposed settlement, if any payment is required under the insurers’ guaranty, Talarian would be responsible for paying its pro rata share of the shortfall, up to $500,000 of the self-insured retention remaining under its policy.

The uncertainty associated with substantial unresolved lawsuits could harm our business, financial condition and reputation. The defense of the lawsuits could result in the diversion of our management’s time and attention away from business operations, which could harm our business. Negative developments with respect to the lawsuits could cause our stock price to decline. In addition, although we are unable to determine the amount, if any, that we may be required to pay in connection with the resolution of the lawsuits by settlement or otherwise, any such payment could seriously harm our financial condition and liquidity.

If we do not retain our key management personnel and attract and retain other highly skilled employees, we may not be able to execute our business strategy effectively.

If we fail to retain and recruit key management and other skilled employees, our business and our ability to obtain new customers, develop new products and provide acceptable levels of customer service could suffer. The success of our business is heavily dependent on the leadership of our key management personnel, including Vivek Ranadivé, our President and Chief Executive Officer. All of our executive officers and key personnel are employees at-will. The loss of one or more key employees could adversely affect our continued operations. Uncertainty created by turnover of key employees could also result in reduced confidence in our financial performance which could cause fluctuations in our stock price and result in further turnover of our employees. We have experienced changes in our management organization over the past several years. If we are unsuccessful in implementing our new management organization, our business would be harmed. In addition, provisions of the recently enacted Sarbanes-Oxley Act of 2002 and related rules proposed by the SEC and Nasdaq impose heightened personal liability on some of our key management personnel. The threat of such liability could make it more difficult to identify and hire highly-skilled management personnel.

Our success also depends on our ability to recruit, retain and motivate highly skilled sales, marketing and engineering personnel. Competition for these people in the software industries is intense, and we may not be able to successfully recruit, train or retain qualified personnel. In addition, we have experienced turnover in our marketing and sales management. Although we have recently recruited a new Executive Vice President of Worldwide Sales, there can be no assurance that we will be successful in our retention and training efforts.

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

We regard our copyrights, service marks, trademarks, trade secrets, patents (licensed or others) and similar intellectual property as critical to our success. Any misappropriation of our proprietary information by third parties could harm our business, financial condition and operating results. In addition, the laws of some countries do not provide the same level of protection of our proprietary information as do the laws of the United States. If our proprietary information were misappropriated, we might have to engage in litigation to protect it. In this regard, we have recently initiated a lawsuit against a third party seeking to prevent such third party from continuing certain practices we believe violate our intellectual property rights. We might not succeed in protecting our proprietary information in any pending lawsuit or if we initiate additional intellectual property litigation, and, in any event, such litigation is expensive and time-consuming, could divert our management’s attention away from running our business and could seriously harm our business.

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

Developing and maintaining different software products could place a significant strain on our resources and software product release schedules, which could harm our revenue and financial condition. If we are not able to develop software for accepted platforms or fail to adopt webservice standards, our license and service revenues and our gross margins could be adversely affected. In addition, if the platforms we have developed software for are not accepted, our license and service revenues and our gross margins could be adversely affected.

Recently enacted and proposed regulatory changes may cause us to incur increased costs, limit our ability to obtain director and officer liability insurance and make it more difficult for us to attract and retain qualified officers and directors.

Recently enacted and proposed changes in the laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act of 2002 and rules proposed by the SEC and Nasdaq, may cause us to incur increased costs as we evaluate the implications of new rules and respond to new requirements. The new rules could make it more difficult for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, or as executive officers. We are presently evaluating and monitoring developments with respect to these new and proposed rules, and we cannot predict or estimate the amount of the additional costs we may incur or the timing of such costs.

If we are required to treat employee stock option and employee stock purchase plans as a compensation expense, it could significantly reduce our net income and earnings per share.

There has been ongoing public debate whether employee stock option and employee stock purchase plans shares should be treated as a compensation expense and, if so, how to properly value such charges. If we elected or were required to record an expense for our stock-based compensation plans using the fair value method, we could have significant accounting charges. For example in fiscal year 2003, had we accounted for stock-based compensation plans as a compensation expense, annual diluted earnings per share would have been reduced by $0.22 per share. Although we are not currently required to record any compensation expense using the fair value method in connection with option grants that have an exercise price at or above fair market value and for shares issued under our employee stock purchase plan, it is possible that future laws or regulations will require us to treat all stock-based compensation as a compensation expense using the fair value method.

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

At the end of fiscal 2003, 2002 and 2001, we had an investment portfolio of fixed income securities totaling $521.1 million, $580.4 million and $566.5 million, excluding those classified as cash and cash equivalents and restricted funds, respectively. Our investments consist primarily of bank and finance notes, various government obligations and asset-backed securities. These securities are classified as available-for-sale and are recorded on the balance sheet at fair market value with unrealized gains or losses reported as a separate component of stockholders’ equity. Unrealized losses are charged against income when a decline in fair market value is determined to be other than temporary. The specific identification method is used to determine the cost of securities sold.

The investment portfolio is subject to interest rate risk and will fall in value in the event market interest rates increase. If market interest rates were to increase immediately and uniformly by 100 basis points (approximately 66% of current rates in the portfolio) from levels as of November 30, 2003, the fair market value of the portfolio would decline by approximately $3.1 million.

We develop products in the United States and sell in North America, South America, Europe, Asia and the Middle East. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. A majority of sales are currently made in U.S. dollars, however, a strengthening of the dollar could make our products less competitive in foreign markets. We enter into foreign currency forward exchange contracts (“forward contracts”) to manage exposure related to accounts receivable denominated in foreign currencies. We do not enter into derivative financial instruments for trading purposes. We had outstanding forward contracts with notional amounts totaling approximately $1.0 million, $3.0 million and $4.5 million at November 30, 2003, 2002 and 2001, respectively. The open contracts at November 30, 2003 mature at various dates through March 2004 and are economic hedges of certain foreign currency transaction exposures in the Euro and Australian Dollar. The fair value of these forward contracts at November 30, 2003 was not material.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to the Index to Consolidated Financial Statements that appears on page F-1 of this report. The Report of PricewaterhouseCoopers LLP, Independent Auditors, the Consolidated Financial Statements and the Notes to Consolidated Financial Statements listed in the Index to Consolidated Financial Statements, which appear beginning on page F-2 of this report, are incorporated by reference into this Item 8.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.    We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, our Chief Executive Officer and Chief Financial Officer have concluded that, subject to the limitations noted above, our disclosure controls and procedures were effective to ensure that material information relating to us, including our consolidated subsidiaries, is made known to them by others within those entities, particularly during the period in which this Annual Report on Form 10-K was being prepared.

Changes in internal control over financial reporting.    There was no change in our internal control over financial reporting that occurred during the period covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item concerning our directors and executive officers is incorporated by reference to the information set forth in the sections entitled Election of Directors, Executive Officers, Code of Ethics and Executive Compensation and Employment Agreements – Section 16(a) Beneficial Ownership Reporting Compliance in our Proxy Statement for the 2004 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our fiscal year ended November 30, 2003.

Directors

During fiscal 2003, the following individuals served on our Board of Directors: Vivek Y. Ranadivé, Philip Green, Naren Gupta, Peter Job, William A. Owens, Matthew J. Szulik, and Philip K. Wood. Mr. Green resigned from our Board of Directors in June 2003. Mr. Szulik resigned from our Board of Directors in November 2003.

The following table lists the names and positions held by each of our directors as of January 15, 2004:

Name	Age	Position with our Company
Vivek Y. Ranadivé	46	Director, President, Chief Executive Officer and Chairman of the Board
Naren Gupta (1)(2)(3)	55	Director
Peter Job	62	Director
William A. Owens (1)(3)	63	Director
Philip K. Wood (1)(2)	48	Director

(1)	Member of the Audit Committee. Mr. Szulik, a former member of the Audit Committee, resigned in November 2003. Mr. Owens became a member of the Audit Committee in January 2004.
(2)	Member of the Compensation Committee.
(3)	Member of the Nominating and Governance Committee. Mr. Szulik, a former member of the Nominating and Governance Committee, resigned in November 2003.

Vivek Y. Ranadivé has served as our President, Chief Executive Officer and Chairman of our Board of Directors since our inception in January 1997. From 1985 to 1997, Mr. Ranadivé served as the Chairman and Chief Executive Officer of Teknekron Software Systems, Inc., our predecessor company. In addition, Mr. Ranadivé served as President, Chief Executive Officer and Chairman of the Board of TIBCO Finance Technology Inc. (“TFT”), a wholly owned subsidiary of Reuters, from its inception until December 1998.

Naren Gupta has been one of our directors since April 2002. Since February 2000 he has served as Vice Chairman of the Board of Directors of WindRiver Systems, Inc. He also served as Interim President/CEO of WindRiver Systems from June 2003 to January 2004. In addition, Dr. Gupta serves on the Boards of Directors of several privately held companies. Prior to joining WindRiver Systems, Dr. Gupta was Chief Executive Officer and President of Integrated Systems Inc. from 1980 until 1994 and Chairman of its Board of Directors from 1992 until 2000. Dr. Gupta is a fellow of the Institute of Electrical and Electronics Engineers (IEEE).

Peter Job has been one of our directors since June 2000. From 1963 through his retirement in July 2001, Mr. Job was employed by Reuters, most recently as its Chief Executive. In addition, Mr. Job serves on the Boards of Directors for Glaxo Smith Kline PLC, Schroders PLC, Shell Transport & Trading PLC and Instinet Group Inc.

William A. Owens has been one of our directors since April 2002. He has been employed with Teledesic LLC, a satellite communications services company, since August 1998 and currently serves as its Chief

Executive Officer and Chairman of the Board of Directors. From August 1996 to August 1998, Mr. Owens served as President, Chief Operating Officer and Vice Chairman of Science Applications International Corporation (SAIC). Mr. Owens also served as the Vice Chairman of the Joint Chiefs of Staff, the Deputy Chief of Naval Operations for Resources, Warfare Requirements and Assessments, Commander of the U.S. Sixth Fleet, senior military assistant to Secretaries of Defense Frank Carlucci and Dick Cheney, and director of the Office of Program Appraisal for the Secretary of the Navy. Mr. Owens also serves on the Boards of Directors of Nortel Networks Corporation, Telstra Corporation, BAT, Symantec Corporation, Polycom, Inc., Biolase Technology, Cray Inc., ViaSat Inc., IDT Corp., Metal Storm Limited and several private companies.

Philip K. Wood has been one of our directors since our inception. Since September 1990, Mr. Wood has been employed by Reuters and currently serves as Managing Director of Business Development. Prior to joining Reuters, Mr. Wood was a partner at Price Waterhouse, a predecessor to PricewaterhouseCoopers LLP. Mr. Wood is currently on the Board of Directors of Independent Television News Limited, and until June 2000 was on the Board of Directors of Instinet Corporation. He is a fellow of the Institute of Chartered Accountants and a member of the Association of Corporate Treasurers.

The size of our board is currently set at nine members. As of January 15, 2004, we had five directors serving on our board. Reuters currently has the right under a stockholders agreement to nominate three of our nine directors so long as it holds 40% or more of our outstanding shares of voting stock; however, today, only one member of our board is a Reuters’ representative. If Reuters holds less than 40% but at least 25% of our voting shares, Reuters will have the right to nominate two directors. If Reuters holds less than 25% but at least 10% of our voting shares, Reuters will have the right to nominate one director. If the total number of our directors is increased and if Reuters then holds more than 40%, between 25% and 40% or between 10% and 25% of our outstanding shares of voting stock, Reuters will have the right to nominate the lowest number of directors such that Reuters-nominated directors constitute at least one-third, two-ninths or one-ninth of the Board of Directors, respectively. In accordance with the stockholders agreement, Reuters nominated Mr. Wood for election to the Board of Directors at the Annual Meeting held on April 15, 2003.

ITEM 11.     EXECUTIVE COMPENSATION

The information required by this item regarding executive compensation is incorporated by reference to the information set forth in the sections entitled Election of Directors—Director Compensation and Executive Compensation and Employment Agreements in our Proxy Statement for the 2004 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our fiscal year ended November 30, 2003.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item regarding security ownership of certain beneficial owners and management is incorporated by reference to the information set forth in the section entitled Security Ownership of Certain Beneficial Owners and Management in our Proxy Statement for the 2004 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our fiscal year ended November 30, 2003.

The information required by this item regarding equity compensation plans is incorporated by reference to the section entitled Equity Compensation Plan Information set forth in Item 5 of this Annual Report on Form 10-K.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item regarding certain relationships and related transactions is incorporated by reference to the information set forth in the sections entitled Compensation Committee Interlocks, Insider Participation in Compensation Decisions and Certain Transactions in our Proxy Statement for the 2004 Annual

Meeting of Stockholders to be filed with the Commission within 120 days after the end of our fiscal year ended November 30, 2003.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item regarding principal accounting fees and services is incorporated by reference to the information set forth in the section entitled Audit Fees and Services in our Proxy Statement for the 2004 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our fiscal year ended November 30, 2003.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report:

1. Financial Statements.    Please see the accompanying Index to Consolidated Financial Statements, which appears on page F-1 of the report. The Report of Independent Auditors, the Consolidated Financial Statements and the Notes to Consolidated Financial Statements listed in the Index to Consolidated Financial Statements, which appear beginning on page F-2 of this report, are incorporated by reference into Item 8 above.

2. Financial Statement Schedules.    Financial Statement Schedules have been omitted because the information required to be set forth therein is either not applicable or is included in the Consolidated Financial Statements or the notes thereto. See also Item 15(d) below.

3. Exhibits:    See Item 15(c) below. Each management contract and compensatory plan or arrangement required to be filed has been identified.

(b) Reports on Form 8-K.

We filed a Current Report on Form 8-K on September 16, 2003 to furnish the press release we issued on September 16, 2003 entitled “TIBCO Software Reports Third Quarter Financial Results.”

(c) Exhibits.    The exhibits listed on the accompanying Exhibit Index immediately following the signature page are filed as part of, or are incorporated by reference into, this Annual Report on Form 10-K.

(d) Financial Statement Schedules.    Reference is made to Item 15(a)(2) above.

TIBCO SOFTWARE INC.

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of

TIBCO Software Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of TIBCO Software Inc. and its subsidiaries at November 30, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended November 30, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, effective December 1, 2002, the Company changed its method of accounting for goodwill in accordance with Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets.”

/s/    PRICEWATERHOUSECOOPERS LLP

San Jose, California

January 16, 2004

TIBCO SOFTWARE INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	November 30,
	2003	2002
ASSETS
Current assets:
Cash and cash equivalents	$83,278	$57,229
Short-term investments	521,391	580,624
Accounts receivable, net	53,659	59,795
Due from related parties	4,454	1,483
Other current assets	15,549	14,462

Total current assets	678,331	713,593
Property and equipment, net	119,124	54,827
Other assets	34,923	8,348
Goodwill	103,006	101,993
Acquired intangibles, net	7,875	15,827

Total assets	$943,259	$894,588

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,692	$5,242
Amounts due related parties	1,641	1,846
Accrued liabilities	36,219	41,681
Accrued excess facilities costs	42,522	51,311
Deferred revenue	42,914	49,781
Current portion of long term debt	1,624	—

Total current liabilities	128,612	149,861
Long term debt	51,853	—
Commitments and contingencies (Note 9)

Stockholders’ equity:
Common stock, $0.001 par value; 1,200,000 shares authorized; 213,366 and 210,254 shares issued and outstanding, respectively	213	210
Additional paid-in capital	921,038	912,821
Unearned stock-based compensation	(254)	(1,333)
Accumulated other comprehensive income	225	2,897
Accumulated deficit	(158,428)	(169,868)

Total stockholders’ equity	762,794	744,727

Total liabilities and stockholders’ equity	$943,259	$894,588

The accompanying notes are an integral part of these consolidated financial statements.

TIBCO SOFTWARE INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended November 30,
	2003	2002	2001
License revenue:
Non-related parties	$121,393	$144,165	$197,334
Related parties	19,116	14,949	19,423

Total license revenue	140,509	159,114	216,757

Service and maintenance revenue:
Non-related parties	106,031	99,535	93,867
Related parties	15,098	12,316	8,627
Reimbursable expenses	2,572	2,428	2,840

Total service and maintenance revenue	123,701	114,279	105,334

Total revenue	264,210	273,393	322,091

Cost of revenue:
Stock-based compensation	201	527	977
Other cost of revenue non-related parties	61,004	62,628	67,098
Other cost of revenue related parties	2,280	2,517	2,937

Total cost of revenue	63,485	65,672	71,012

Gross profit	200,725	207,721	251,079

Operating expenses:
Research and development:
Stock-based compensation	513	1,318	12,109
Other research and development	64,075	71,026	78,878
Sales and marketing:
Stock-based compensation	276	1,286	10,128
Other sales and marketing	109,954	126,467	136,818
General and administrative:
Stock-based compensation	73	919	3,751
Other general and administrative	20,261	21,406	22,799
Acquired in-process research and development	—	2,400	—
Restructuring charges	1,100	49,336	21,197
Amortization of acquired intangibles	1,997	20,245	20,150

Total operating expenses	198,249	294,403	305,830

Income (loss) from operations	2,476	(86,682)	(54,751)
Interest and other income, net	15,007	16,264	31,040

Income (loss) before income taxes	17,483	(70,418)	(23,711)
Provision for (benefit from) income taxes	6,043	24,162	(10,469)

Net income (loss)	$11,440	$(94,580)	$(13,242)

Net income (loss) per share:
Basic	$0.05	$(0.46)	$(0.07)

Weighted average common shares outstanding	211,555	205,821	195,001

Net income (loss) per share:
Diluted	$0.05	$(0.46)	$(0.07)

Weighted average common shares outstanding	222,519	205,821	195,001

The accompanying notes are an integral part of these consolidated financial statements.

TIBCO SOFTWARE INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock		Additional Paid-In Capital	Unearned Stock-Based Compensation	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
	Shares	Amount
Balance at November 30, 2000	194,882	$195	$817,077	$(29,946)	$4,255	$(62,046)	$729,535

Net loss	—	—	—	—	—	(13,242)	(13,242)
Cumulative translation adjustment	—	—	—	—	532	—	532
Change in net unrealized gain on investments, net of tax of $3,726	—	—	—	—	5,735	—	5,735

Comprehensive loss							(6,975)

Exercise of common stock options, net	3,195	3	5,107	—	—	—	5,110
Employee stock purchase plan, common stock issued	1,040	1	6,560	—	—	—	6,561
Tax benefits from employee stock option plans	—	—	10,535	—	—	—	10,535
Unearned stock-based compensation, net	—	—	363	26,150	—	—	26,513

Balance at November 30, 2001	199,117	199	839,642	(3,796)	10,522	(75,288)	771,279

Net loss	—	—	—	—	—	(94,580)	(94,580)
Cumulative translation adjustment	—	—	—	—	502	—	502
Change in net unrealized gain on investments, net of tax of $2,189	—	—	—	—	(8,127)	—	(8,127)

Comprehensive loss							(102,205)

Common stock issued in connection with acquisition of Talarian	4,391	4	57,911	—	—	—	57,915
Deferred compensation related to acquisition of Talarian	—	—	668	(668)	—	—	0
Exercise of common stock options, net	5,756	6	9,762	—	—	—	9,768
Employee stock purchase plan, common stock issued	990	1	7,105	—	—	—	7,106
Unearned stock-based compensation, net	—	—	(2,267)	3,131	—	—	864

Balance at November 30, 2002	210,254	210	912,821	(1,333)	2,897	(169,868)	744,727

Net income	—	—	—	—	—	11,440	11,440
Cumulative translation adjustment	—	—	—	—	(359)	—	(359)
Change in net unrealized gain on investments	—	—	—	—	(2,313)	—	(2,313)

Comprehensive income							8,768

Exercise of common stock options, net	1,918	2	2,501	—	—	—	2,503
Employee stock purchase plan, common stock issued	1,194	1	5,378	—	—	—	5,379
Tax benefits from employee stock option plans	—	—	550	—	—	—	550
Unearned stock-based compensation, net	—	—	(212)	1,079	—	—	867

Balance at November 30, 2003	213,366	$213	$921,038	$(254)	$225	$(158,428)	$762,794

The accompanying notes are an integral part of these consolidated financial statements.

TIBCO SOFTWARE INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended November 30,
	2003	2002	2001
Cash flows from operating activities:
Net income (loss)	$11,440	$(94,580)	$(13,242)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation and amortization	15,591	14,737	11,178
Write-off of in-process research and development	—	2,400	—
Amortization of goodwill and other intangibles	6,764	24,429	23,516
Amortization of stock-based compensation	1,063	2,769	26,513
Realized (gain) loss on investments, net	(1,128)	6,846	440
Change in deferred income taxes	—	18,166	(20,450)
Tax benefits from employee stock option plans	550	—	10,535
Non-cash restructuring and impairment charges	—	11,092	—
Changes in assets and liabilities (net of acquisitions):
Accounts receivable	6,136	2,142	30,898
Due from related parties, net	(3,176)	162	2,081
Prepaid land lease	(27,770)	—	—
Other assets	681	(901)	7,667
Accounts payable	(1,550)	226	(2,334)
Accrued liabilities and excess facilities costs	(14,430)	6,259	18,540
Deferred revenue	(6,692)	4,429	7,617

Net cash provided by (used for) operating activities	(12,521)	(1,824)	102,959

Cash flows from investing activities:
Purchases of short-term investments	(1,284,336)	(947,567)	(620,345)
Sales and maturities of short-term investments	1,342,626	939,906	461,865
Cash used in acquisitions, net of cash received	—	(9,018)	—
Purchase of corporate facilities	(78,009)	—	—
Purchases of other property and equipment, net	(2,309)	(40,985)	(21,835)
Purchases of private equity investments	(120)	(285)	(4,347)
Cash and short-term investments pledged as security	—	1,102	(2,000)

Net cash used for investing activities	(22,148)	(56,847)	(186,662)

Cash flows from financing activities:
Proceeds from exercise of stock options	2,503	8,435	5,110
Proceeds from employee stock purchase program	5,379	7,106	6,561
Proceeds from long term debt	54,000	—	—
Principal payments on long term debt	(523)	—	—
Payment of financing fees	(716)	—	—

Net cash provided by financing activities	60,643	15,541	11,671

Effect of exchange rate changes on cash	75	201	532

Net change in cash and cash equivalents	26,049	(42,929)	(71,500)
Cash and cash equivalents at beginning of period	57,229	100,158	171,658

Cash and cash equivalents at end of period	$83,278	$57,229	$100,158

Supplemental cash flow information:
Cash paid during the year for taxes	$3,775	$2,658	$1,262

Cash paid during the year for interest	$1,140	$—	$—

Non-cash investing and financing activities:
Deferred stock compensation	$(212)	$(1,599)	$363

Common stock and options issued in connection with acquisition	$—	$57,915	$—

Fair value of assets (liabilities) assumed in acquisitions	$—	$37,806	$—

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

Teknekron was acquired by a subsidiary of Reuters Group PLC (“Reuters”), the global news and information group, in 1994, and the underlying technology rights owned by Teknekron were assigned to Reuters. In November 1996, TIBCO Software was incorporated in Delaware as a separate entity from Teknekron and was formed to create and market software solutions for use in the integration of business information, processes and applications in diverse industries outside the financial services market. In July 1999, we completed our initial public offering (“IPO”), of approximately 27.5 million shares of common stock at $5.00 per share. Net proceeds aggregated approximately $123.5 million.

In March 2000, we sold approximately 4.8 million shares of our common stock in a follow-on offering. Net proceeds aggregated approximately $481 million, net of issuance costs of $1.2 million. At November 30, 2003, Reuters owned approximately 49% of the issued and outstanding shares of our common stock and had one representative on the Board of Directors.

Note 2.    Basis of Presentation and Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of TIBCO Software and our wholly owned subsidiaries. All significant intercompany balances have been eliminated in consolidation.

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

Change in Accounting Estimate

In connection with the buildings purchase (Note 5), we extended the remaining useful life of building improvements to an estimated useful life of 25 years, effective July 1, 2003. Building improvements were previously being depreciated over the term of the original building lease which was 12 years. This change in estimate reduced depreciation expense and increased net income by $0.6 million for the fiscal year ended November 30, 2003. This change had no impact on earnings per share for the fiscal year ended November 30, 2003.

TIBCO SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Foreign Currency Translation

All of our foreign subsidiaries use the local currency of their respective countries as their functional currency. Assets and liabilities of these subsidiaries are translated into U.S. dollars at exchange rates at the balance sheet date. Income and expense items are translated at average exchange rates for the period. Cumulative translation adjustments are included as a component of accumulated other comprehensive income (loss) in stockholders’ equity. Foreign exchange transaction gains and losses were not material in any of the periods presented.

Cash, Cash Equivalents, and Short-Term Investments

We consider all highly liquid investment securities with remaining maturities, at the date of purchase, of three months or less to be cash equivalents. Management determines the appropriate classification of marketable securities at the time of purchase and evaluates such designation as of each balance sheet date. To date, all marketable securities have been classified as available-for-sale and are carried at fair value with unrealized gains and losses, if any, included as a component of accumulated other comprehensive loss in stockholders’ equity. These investments are presented as current assets as management expects to use them within one year in current operations even though some have scheduled maturities of greater than one year. Interest, dividends and realized gains and losses are included in interest and other income. Realized gains and losses are recognized based on the specific identification method.

Marketable securities, which are classified as available-for sale, are summarized as follows as of November 30, 2003 (in thousands):

	Purchase/ Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value
U.S. Government debt securities	$253,594	$260	$(201)	$253,653
Corporate debt securities	195,575	292	(370)	195,497
Notes and other	110,517	317	(68)	110,766
Marketable equity securities	234	153	(125)	262

Total available for sale securities	$559,920	$1,022	$(764)	$560,178

Marketable securities, which are classified as available-for sale, are summarized as follows as of November 30, 2002 (in thousands):

	Purchase/ Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value
U.S. Government debt securities	$225,747	$1,284	$(216)	$226,815
Corporate debt securities	270,600	2,241	(56)	272,785
Notes and other	97,919	915	(44)	98,791
Marketable equity securities	517	286	(568)	234

Total available for sale securities	$594,783	$4,726	$(884)	$598,625

As of November 30, 2003 and 2002, $234.7 million and $ 187.5 million fixed income securities had contractual maturities of one year of less, respectively. As of November 30, 2003 and 2002, $286.5 million and $393.0 million fixed income securities had contractual maturities of more than one year through five years, respectively.

TIBCO SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the components of the marketable securities classified as cash equivalents as of the periods presented (in thousands):

	November 30,
	2003	2002
Cash and money market funds	$10,935	$9,753
U.S. Treasury notes	15,028	—
Corporate debt securities and other	6,926	3,248

	$32,889	$13,001

The following table summarizes the net realized gains (losses) on investments for the periods presented (in thousands):

	Year Ended November 30,
	2003	2002	2001
Realized gains	$3,945	$7,909	$4,586
Realized losses	(2,817)	(14,755)	(5,026)

Net realized gains (losses)	$1,128	$(6,846)	$(440)

As of November 30, 2003, we had outstanding a $5.0 million irrevocable standby letter of credit in connection with a facility lease. The letter of credit automatically renews annually for the duration of the lease term, which expires in December 2010. The investments pledged for security of the letter of credit are presented as restricted cash and included in Other Assets in the Consolidated Balance Sheets.

As of November 30, 2003, we had $0.9 million of restricted cash in connection with a facility surrender agreement. The restricted cash requirement of the surrender agreement will expire in June 2006. The restricted cash is included in Other Assets in the Consolidated Balance Sheets.

In connection with the mortgage note payable (Note 7), we entered into an irrevocable letter of credit with Silicon Valley Bank in the amount of $13.0 million. The letter of credit automatically renews for successive one-year periods, until the mortgage note payable has been satisfied in full.

Concentration of Credit Risk

Our cash, cash equivalents, short-term investments and accounts receivable are potentially subject to concentration of credit risk. Cash, cash equivalents and investments are deposited with financial institutions that management believes are creditworthy. Our accounts receivable are derived from revenue earned from customers located primarily in the United States and Europe. We perform ongoing credit evaluations of our customers’ financial condition and, generally, require no collateral from our customers. We maintain an allowance for doubtful accounts receivable based upon the expected collectibility of accounts receivable. Our expectation of collectiblity is based on our review of credit profiles of our customers, contractual terms and conditions, current economic trends and historical payment experience.

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets as follows:

Equipment and software	2-5 years
Furniture and fixtures	5 years
Buildings	25 years
Leasehold improvements	Shorter of the lease term or the estimated useful life

TIBCO SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Depreciation and amortization expense was $15.6 million, $14.7 million and $11.2 million for the fiscal years ended November 30, 2003, 2002 and 2001, respectively.

Capitalized Software Development Costs

Costs related to research and development are generally charged to expense as incurred. Capitalization of material software development costs begins when a product’s technological feasibility has been established in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.” To date, the period between achieving technological feasibility, which we have defined as the establishment of a working model, which typically occurs when beta testing commences, and the general availability of such software has been short, and as such, software development costs qualifying for capitalization have been insignificant.

Costs related to software acquired, developed or modified solely to meet our internal requirements and for which there are no substantive plans to market the software are capitalized in accordance with the provisions of Statement of Position (“SOP”) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” Costs incurred after the preliminary planning stage of the project and after management has authorized and committed funds to the project are capitalized. We had $7.3 million of internally developed capitalized software costs included in property and equipment at November 30, 2003 and 2002.

Goodwill and Other Intangible Assets

We adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” on December 1, 2002. In accordance with SFAS No. 142, goodwill and intangible assets with indefinite useful lives are no longer amortized, but are instead tested for impairment annually or sooner if circumstances indicate they may no longer be recoverable. Goodwill impairment testing is a two-step process. The first step, screens for impairment, while the second step, measures the impairment, if any. In addition, the SFAS No. 142 includes provisions for the reclassification of certain existing recognized intangibles as goodwill and the reassessment of the useful lives of existing recognized intangibles. In accordance with this statement, assembled workforce has been reclassified to goodwill.

Impairment of Long-Lived Assets

We evaluate the recoverability of our long-lived assets in accordance with SFAS No. 144 , “Accounting for the Impairment or Disposal of Long-Lived Assets.” When events or changes in circumstances indicate the carrying amount of long-lived assets may not be recoverable we recognize such an impairment in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets. No impairment losses were incurred in the periods presented.

Revenue Recognition

License revenue consists principally of revenue earned under software license agreements. License revenue is generally recognized when a signed contract or other persuasive evidence of an arrangement exists, the software has been shipped or electronically delivered, the license fee is fixed or determinable, and collection of the resulting receivable is reasonably assured. When contracts contain multiple elements wherein vendor specific objective evidence exists for all undelivered elements, we account for the delivered elements in accordance with the “Residual Method” prescribed by AICPA Statement of Position (“SOP”) 98-9. Revenue from subscription license agreements, which include software, rights to future products and maintenance, is recognized ratably over the term of the subscription period. Revenue on shipments to resellers, which is generally subject to certain rights of return and price protection, is recognized when the products are sold by the resellers to the end-user customer.

TIBCO SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Payments received in advance of services performed are deferred. Allowances for estimated future returns and discounts are provided for upon recognition of revenue.

Advertising Expense

Advertising costs are expensed as incurred and totaled approximately $2.9 million, $1.6 million, and $0.6 million for the years ended November 30, 2003, 2002, and 2001, respectively.

Restructuring Charges

Our restructuring charges are comprised primarily of costs related to properties abandoned in connection with facilities consolidation, related write-down of leasehold improvements and severance and associated employee termination costs related to headcount reductions. For restructuring actions initiated prior to December 31, 2002, we complied with the guidance provided by the Emerging Issues Task Force (“EITF”) 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.” We recorded the liability related to these termination costs when the plan was approved; the termination benefits were determined and communicated to the employees; the number of employees to be terminated, their locations and job were specifically identified; and the period of time to implement the plan was set. For restructuring actions initiated after January 1, 2003, we adopted SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” which requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. The adoption of SFAS No. 146 did not have a material impact on our operating results or financial position.

Stock-Based Compensation

We account for employee stock-based compensation plans using the intrinsic value method prescribed by APB No. 25 and have adopted the disclosure only provisions of SFAS No. 123 and SFAS No. 148. We account for stock compensation expense related to stock options granted to consultants based on the fair value estimated using the Black-Scholes option pricing model on the date of grant and remeasured at each reporting date in compliance with EITF Issue No 96-18. As a result, stock based compensation expense fluctuated as the fair market value of our common stock fluctuates. Compensation expense is amortized using the multiple option approach in compliance with FIN No. 28. Pursuant to FIN No 44, options assumed in a purchase business combination are valued at the date of acquisition at their fair value calculated using the Black-Scholes option pricing model. The fair value of assumed options is included as a component of the purchase price. The intrinsic value attributable to unvested options is recorded as unearned stock based compensation and amortized over the remaining vesting period of the options. The disclosure of the following table illustrates the effect on net loss and net loss per share if we had applied a fair value method as prescribed by SFAS No. 123.

TIBCO SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year Ended November 30,
	2003	2002	2001
Net income (loss), as reported	$11,440	$(94,580)	$(13,242)
Total stock-based employee compensation expense determined under intrinsic value based method for all awards	1,136	4,476	26,883
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(51,283)	(112,980)	26,018

Pro forma net income (loss)	$(38,707)	$(203,084)	$39,659

Net income (loss) per share:
Basic – as reported	$0.05	$(0.46)	$(0.07)

Basic – pro forma	$(0.18)	$(0.99)	$0.20

Diluted – as reported	$0.05	$(0.46)	$(0.07)

Diluted – pro forma	$(0.18)	$(0.99)	$0.19

See Note 10 for a summary of the assumptions used to estimate the fair value of equity instruments granted to employees.

These pro forma amounts may not be representative of the effects for future years as options vest over several years and additional awards are generally made each year.

Income Taxes

We account for income taxes under the liability method of accounting. Under the liability method, deferred taxes are determined based on the differences between the financial statement and tax bases of assets and liabilities at enacted tax rates in effect in the year in which the differences are expected to reverse. Valuation allowances are established, when necessary, to reduce deferred tax assets to estimated amounts expected to be realized. A valuation allowance is reduced to reflect net deferred tax assets to an amount that is more likely than not to be realized. Generally accepted accounting principles require that the realizability of net deferred tax assets be evaluated on an ongoing basis. Accordingly, we consider forecasts or future taxable income, our most recent operating results and various tax planning strategies in assessing the need for a valuation allowance. In the consideration of the realizability of net deferred tax assets, recent losses must be given more weight than any projections of future profitability.

Comprehensive Income (Loss)

Comprehensive income (loss) includes net income (loss) and other comprehensive income (loss), which consists of unrealized gains and losses on available-for-sale securities and cumulative translation adjustments. Total comprehensive income (loss) is presented in the accompanying Consolidated Statement of Stockholders’ Equity. Total accumulated other comprehensive income (loss) is displayed as a separate component of stockholder’s equity in the accompanying Consolidated Balance Sheets.

TIBCO SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The accumulated balances for each classification of comprehensive income (loss) consists of the following, net of taxes (in thousands):

	Unrealized Gain (Loss) in Available-for-Sale Securities	Foreign Currency Translation	Accumulated Other Comprehensive Income
Beginning balance at December 1, 2000	$4,804	$(549)	$4,255
Change during period	5,735	532	6,267

Balance at November 30, 2001	10,539	(17)	10,522
Change during period	(8,127)	502	(7,625)

Balance at November 30, 2002	2,412	485	2,897
Change during period	(2,313)	(359)	(2,672)

Balance at November 30, 2003	$99	$126	$225

Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing the net income (loss) available to common stockholders for the period by the weighted average number of common shares outstanding during the period less common shares subject to repurchase. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and potential common shares outstanding during the period if their effect is dilutive. Certain potential common shares were not included in computing net income (loss) per share because they were anti-dilutive.

The following table sets forth the computation of basic and diluted net income (loss) per share for the periods indicated (in thousands, except per share amounts):

	Year Ended November 30,
	2003	2002	2001
Net income (loss)	$11,440	$(94,580)	$(13,242)

Weighted-average common shares used to compute basic net income (loss) per share	211,555	205,821	195,001
Effect of dilutive securities:
Common stock equivalents	10,781	—	—
Common stock subject to repurchase	183	—	—

Weighted-average common shares used to compute diluted net income (loss) per share	222,519	205,821	195,001

Net income (loss) per share—basic	$0.05	$(0.46)	$(0.07)

Net income (loss) per share—diluted	$0.05	$(0.46)	$(0.07)

The following table sets forth potential common shares that are not included in the diluted net income (loss) per share calculation above because to do so would be anti-dilutive for the periods indicated (in thousands):

	November 30,
	2003	2002	2001
Options to purchase common stock	32,047	43,460	34,011
Common stock subject to repurchase	23	344	1,266

	32,070	43,804	35,277

TIBCO SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Derivative Financial Instruments

We account for derivative instruments and hedging activities under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities.” This statement establishes accounting and reporting standards for derivative instruments and requires recognition of all derivatives as assets or liabilities in the statement of financial position and measurement of those instruments at fair value. Derivatives that are not hedges must be adjusted to fair value through earnings. If the derivative is a hedge, depending on the nature of the hedge, changes in fair value will be either offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings, or recognized in other comprehensive income (loss) until the hedged item is recognized in earnings.

We enter into foreign currency forward exchange contracts (“forward contracts”) to manage exposure related to accounts receivable denominated in foreign currencies. We do not enter into derivative financial instruments for trading purposes. We had outstanding forward contracts with notional amounts totaling approximately $1.0 million, $3.0 million and $4.5 million at November 30, 2003, 2002 and 2001, respectively. The open contracts at November 30, 2003 mature at various dates through March 2004 and are economic hedges of certain foreign currency transaction exposures in the Euro and Australian Dollar. The fair value of these forward contracts at November 30, 2003 was not significant.

Recent Accounting Pronouncements

In May 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity and is effective for financial instruments entered into or modified after May 31, 2003. We adopted SFAS No. 150 on June 1, 2003. The adoption did not have a material impact on our results of operations or financial condition.

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” This interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” addresses consolidation by business enterprises of variable interest entities that possess certain characteristics. FIN 46 requires that if a business enterprise has a controlling financial interest in a variable interest entity (“VIE”), the assets, liabilities, and results of the activities of the variable interest entity must be included in the consolidated financial statements with those of the business enterprise. The consolidation requirements of FIN 46 are effective immediately for VIE’s created after January 31, 2003. The consolidation requirements for older VIE’s are effective for financial statements of interim or annual periods beginning after June 15, 2003, however in October of 2003 the FASB deferred the effective date of FIN 46 for older VIE’s to the end of the first interim or annual period ending after December 15, 2003. Certain disclosure requirements are effective for all financial statements issued after January 31, 2003, regardless of when the VIE was established. We do not have any ownership in any variable interest entities as of November 30, 2003. We will apply the consolidation requirements of FIN 46 in future periods should an interest in a variable interest entity be acquired.

TIBCO SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 3.    Balance Sheet Components

	November 30,
	2003	2002
	(in thousands)
Accounts receivable	$55,641	$62,586
Unbilled fees and services	2,733	2,895

	58,374	65,481
Less: Allowances for doubtful accounts, returns and discounts	(4,715)	(5,686)

	$53,659	$59,795

Property and equipment, net:
Buildings	$78,008	$—
Equipment and software	47,441	46,664
Furniture and fixtures	4,433	5,554
Facility improvements	33,832	35,676

	163,714	87,894
Less: Accumulated depreciation and amortization	(44,590)	(33,067)

	$119,124	$54,827

Other assets:
Prepaid land lease	$27,222	$—
Private equity investments, net	1,469	2,199
Investments pledged for security of letter of credit	5,898	5,000
Restricted cash	—	898
Other	334	251

	$34,923	$8,348

Accrued liabilities:
Compensation and benefits	$20,860	$22,775
Expenses	15,359	18,906

	$36,219	$41,681

Accrued excess facilities costs:
Restructuring costs	$38,370	$45,187
Acquisition integration costs	4,152	6,124

	$42,522	$51,311

Note 4.    Allowances for Doubtful Accounts, Returns and Discounts

The following is a summary of the sales and receivables reserves, returns, and discounts activity for the periods indicated (in thousands):

	Balance at Beginning of Period	Charged Against Revenue	Charged to Expenses	Deduction	Balance at End of Period
Year Ended November 30, 2001	$4,257	$1,619	$1,878	$(2,439)	$5,315
Year Ended November 30, 2002	5,315	2,310	1,043	(2,982)	5,686
Year Ended November 30, 2003	5,686	1,760	400	(3,131)	4,715

TIBCO SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 5.    Property and Equipment

Building acquisition

On June 25, 2003, we purchased the four buildings comprising our corporate headquarters in Palo Alto, California for $80.0 million. In connection with the purchase we entered into a 51-year lease of the land upon which the buildings are located. The lease was paid in advance in the amount of $28.0 million (Note 9). The total consideration paid for the land lease and the buildings of $108.0 million is comprised of $54.0 million in cash and a $54.0 million mortgage note payable (Note 7).

The capitalized cost of the buildings was reduced by the existing deferred rent in the amount of $3.1 million related to the previous operating lease on the buildings. In addition, we capitalized $1.1 million of acquisition costs incurred in connection with the purchase. The net purchase price of the buildings of $78.0 million is stated at cost, net of accumulated depreciation, and is included as a component of Property and Equipment on the Consolidated Balance Sheets. Depreciation is computed using the straight-line method over the estimated useful life of 25 years.

Note 6.    Goodwill and Other Intangibles

In connection with the adoption of SFAS No. 142 on December 1, 2002, $103.2 million in goodwill, which includes $1.2 million in assembled workforce, net of accumulated amortization and deferred taxes that were reclassified to goodwill, is no longer amortized, but is instead tested for impairment annually or sooner if circumstances indicate that it may no longer be recoverable.

SFAS No. 142 prescribes a two-step process for transitional impairment testing of goodwill. The first step, screens for impairment, while the second step, measures the impairment, if any. We performed our transitional goodwill impairment test during the first quarter of fiscal 2003, which did not indicate impairment existed. SFAS No. 142 requires impairment testing based on reporting units, however, we operate in one segment which we consider our sole reporting unit. Therefore, goodwill was tested for impairment at the entity level. The fair value of the entity, which was determined based on current market capitalization, exceeded its carrying value, and goodwill was determined not to be impaired. Further when our annual impairment test was performed during the fourth quarter of fiscal 2003, goodwill was determined not to be impaired.

TIBCO SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a summary of reported net income (loss) and net income (loss) per share as adjusted to exclude amortization of goodwill and assembled workforce for the periods indicated (in thousands, except per share amounts):

	Year Ended November 30,
	2003	2002	2001
Reported net income (loss)	$11,440	$(94,580)	$(13,242)

Goodwill amortization	—	17,421	17,523
Assembled workforce amortization	—	1,048	1,190

Adjusted net income (loss)	$11,440	$(76,111)	$5,471

Basic earnings per share:
Reported net income (loss)	$0.05	$(0.46)	$(0.07)

Goodwill amortization	—	0.08	0.09

Assembled workforce amortization	—	0.01	0.01

Adjusted net income (loss)	$0.05	$(0.37)	$0.03

Diluted earnings per share:
Reported net income (loss)	$0.05	$(0.46)	$(0.07)

Goodwill amortization	—	0.08	0.09

Assembled workforce amortization	—	0.01	0.01

Adjusted net income (loss)	$0.05	$(0.37)	$0.03

The changes in the carrying amount of goodwill for the year ended November 30, 2003 are as follows (in thousands):

Amount
Balance as of November 30, 2002	$101,993
Reclassification of assembled workforce	1,188
Praja purchase price adjustment	(175)

Balance as of November 30, 2003	$103,006

We had no intangible assets that are not subject to amortization as of either of the periods presented. The following is a summary of amortized acquired intangible assets for the periods indicated (in thousands):

	November 30, 2003			November 30, 2002
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Existing technology	$21,030	$(15,490)	$5,540	$21,030	$(10,723)	$10,307
Customer base	4,960	(4,042)	918	4,960	(2,949)	2,011
Assembled workforce	—	—	—	4,240	(3,050)	1,190
Trademarks	1,550	(1,228)	322	1,550	(897)	653
Non-compete agreement	480	(397)	83	480	(197)	283
OEM customer royalty agreements	1,000	(317)	683	1,000	(117)	883
Maintenance agreements	600	(271)	329	600	(100)	500

Total	$29,620	$(21,745)	$7,875	$33,860	$(18,033)	$15,827

TIBCO SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a summary of the aggregate amortization expense for acquired intangible assets for the periods indicated (in thousands):

Amount
Year ended November 30, 2003	$6,764
Year ended November 30, 2002	$7,007
Year ended November 30, 2001	$5,993

The estimated future amortization expense of acquired intangible assets as of November 30, 2003 is as follows (in thousands):

Amount
2004	$6,202
2005	1,391
2006	200
2007	82
Thereafter	—

Total	$7,875

Note 7.    Long Term Debt and Line of Credit

Mortgage Note Payable

In connection with the corporate headquarters purchase in June 2003, we recorded a $54.0 million mortgage note payable to a financial institution collateralized by the commercial real property acquired. The mortgage note payable carries a fixed annual interest rate of 5.09% and a 20-year amortization. The principal balance remaining at the end of the 10-year term of $33.9 million is due as a final balloon payment on July 1, 2013. We are prohibited from acquiring another company without prior consent from the lender unless we maintain between $100.0 million and $300.0 million of cash and cash equivalents, depending on various other non-financial terms as defined in the agreements. In addition, we are subject to certain non-financial covenants as defined in the agreements. We are in compliance with all covenants at November 30, 2003.

We capitalized $0.7 million in financing fees in connection with the mortgage note payable. These fees are included in Other Assets on the Consolidated Balance Sheets and are being amortized to interest expense over the term of the loan of 10 years.

Line of Credit

In connection with the mortgage note payable, we entered into a one-year $20.0 million revolving line of credit with Silicon Valley Bank that matures on June 23, 2004. As of November 30, 2003, no amounts were drawn on this line of credit. Interest is charged on outstanding amounts at the greater of the financial institution’s Prime Rate plus 4.25% or, if elected, a rate of 2.75% per annum in excess of the LIBOR Rate. We are required to maintain a minimum unrestricted cash, cash equivalent, and short term investment balance of $150.0 million as well as other non-financial covenants defined in the agreement. We are in compliance with all covenants at November 30, 2003.

TIBCO SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 8.    Income Taxes

Significant components of the provision for income taxes are as follows (in thousands):

	Year Ended November 30,
	2003	2002	2001
Federal:
Current	$550	$—	$9,070
Deferred	1,578	14,281	(16,668)

	2,128	14,281	(7,598)

State:
Current	510	500	1,443
Deferred	302	6,831	(6,776)

	812	7,331	(5,333)

Foreign:
Current	3,103	2,550	2,462
Deferred	—	—	—

	3,103	2,550	2,462

Income tax (benefit) provision	$6,043	$24,162	$(10,469)

We paid income taxes of $3.8 million, $2.7 million and $1.3 million for the years ended November 30, 2003, 2002 and 2001, respectively. Income (loss) before provision for income taxes consisted of (in thousands):

	Year Ended November 30,
	2003	2002	2001
United States	$14,549	$(74,088)	$(27,947)
International	2,935	3,670	4,236

Total	$17,484	$(70,418)	$(23,711)

The (benefit) provision for income taxes was at rates other than the U.S. Federal statutory tax rate for the following reasons:

	Year Ended November 30,
	2003	2002	2001
U.S. Federal statutory rate	35.0%	(34.0)%	(35.0)%
State taxes	5.0	(4.9)	(4.4)
Minimum taxes	(2.5)	—	—
R & D credits	(1.5)	(0.7)	(2.1)
In-process research and development	2.4	1.3	—
Goodwill	6.0	8.1	24.7
Stock option compensation	(11.9)	1.2	38.5
Change in valuation allowance	2.5	61.8	(70.0)
Other	(0.4)	1.4	4.1

Income tax (benefit) provision	34.6%	34.2%	(44.2)%

TIBCO SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

U.S. income taxes and foreign withholding taxes were not provided for on a cumulative total of $10.3 million of undistributed earnings for certain non-U.S. subsidiaries. We intend to reinvest these earnings indefinitely in operations outside the U.S.

The components of deferred tax assets/liabilities are as follows (in thousands):

	Year Ended November 30,
	2003	2002	2001
Deferred tax liabilities:
Intangible assets	$(1,879)	$(3,080)	$(1,532)

Deferred tax assets:
Net operating loss carryforward	189,067	181,160	—
Stock option compensation	—	524	233
Reserves and accruals	21,826	32,535	14,728
Credit carryforwards	8,394	7,910	3,101
Depreciation and amortization	13,045	7,533	5,748
Unrealized (gains)/losses on investments	7,363	6,080	(3,383)
Other	18	12	(729)

Total deferred tax assets	239,713	235,754	19,698

Valuation allowance	(237,834)	232,674	—

Net deferred tax assets/(liabilities)	$—	$—	$18,166

Approximately $192.7 million of the deferred tax assets resulted from stock option benefits. When the tax benefits of these assets are recognized, they will be credited to stockholders’ equity.

Approximately $11.2 million of the deferred tax assets relate to an acquired entity. When these tax benefits of these assets are recognized, they will be allocated to reduce goodwill.

Management believes that, based on a number of factors, it is more likely than not that the deferred tax assets will not be utilized; and accordingly, a full valuation allowance has been recorded for the year ended November 30, 2003. During the next fiscal year, management will reassess the appropriateness of the valuation allowance if it is more likely than not that the deferred tax assets will be realized in the foreseeable future.

Our income taxes payable for federal purposes has been reduced by the tax benefits associated with exercise of employee stock options. These benefits were credited directly to shareholders’ equity and amounted to $0.6 million for fiscal 2003.

As of November 30, 2003, our federal and state net operating loss carryforwards for income tax purposes were $516 million and $207 million, respectively, which expire through 2023. As of November 30, 2003, our federal and state tax credit carryforwards for income tax purposes were $5.4 million and $3.0 million, respectively, which expire through 2023. These net operating loss and tax credit carryforwards were recorded as deferred tax assets with a full valuation allowance reserved against them.

In the event of a change in ownership, as defined under federal and state tax laws, our net operating loss and tax credit carryforwards may be subject to annual limitation. The annual limitation may result in the expiration of the net operating loss and tax credit carryforwards before utilization.

TIBCO SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 9.    Commitments and Contingencies

Letter of Credit

In connection with the mortgage note payable (Note 7), we entered into an irrevocable letter of credit with Silicon Valley Bank in the amount of $13.0 million. The letter of credit automatically renews for successive one-year periods, until the mortgage note payable has been satisfied in full and is collateralized by the Line of Credit (Note 7).

Prepaid Land Lease

In June 2003, we entered into a 51-year lease of the land upon which our corporate headquarters is located. The lease was paid in advance for a total of $28.0 million, but is subject to adjustments every ten years based upon changes in fair market value. Should it become necessary, we have the option to prepay any rent increases due as a result of a change in fair market value. This prepaid land lease is being amortized using the straight-line method over the life of the lease; the portion to be amortized over the next twelve months is included in Other Current Assets and the remainder is included in Other Assets on the Consolidated Balance Sheets.

Operating Commitments

We lease office space and equipment under non-cancelable operating leases with various expiration dates through March 2014. Rental expense was approximately $15.3 million, $19.5 million and $13.7 million for the years ended November 30, 2003, 2002 and 2001, respectively.

As of November 30, 2003, contractual commitments associated with indebtedness and lease obligations are as follows, (in thousands):

	2004	2005	2006	2007	2008	Thereafter	Total
Operating commitments:
Debt principal	$1,624	$1,709	$1,798	$1,892	$1,990	$44,463	$53,476
Debt interest	2,684	2,600	2,511	2,417	2,318	9,358	21,888
Operating leases	3,092	1,578	1,279	864	846	1,966	9,625

Total operating commitments	7,400	5,887	5,588	5,173	5,154	55,787	84,989
Restructuring-related commitments:
Operating leases	9,939	9,632	8,021	8,378	8,599	19,580	64,149
Sublease income	(2,503)	(2,411)	(1,296)	(1,295)	(1,324)	(2,079)	(10,908)

Total restructuring-related commitments	7,436	7,221	6,725	7,083	7,275	17,501	53,241

Total commitments	$14,836	$13,108	$12,313	$12,256	$12,429	$73,288	$138,230

As of November 30, 2003, future minimum lease payments under restructured non-cancelable operating leases include $38.4 million provided for as accrued restructuring costs and $4.1 million provided for as acquisition integration liabilities. These amounts are included in Accrued Excess Facilities Costs on the Consolidated Balance Sheets.

TIBCO SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Share Repurchase

In October 2003, we entered into a Registration and Repurchase Agreement with Reuters. Pursuant to the agreement, if Reuters sells more than $100 million of our common stock held by it in a single transaction, we have agreed to repurchase an equal amount of common stock at the same price which the shares are sold to the public, up to a maximum of $115 million. We filed a registration statement on Form S-3 in November 2003 that was declared effective by the SEC in January 2004 pursuant to which Reuters may sell up to an aggregate of 60 million shares of our common stock.

Derivative Instruments

We conduct business in North America, South America, Europe, Asia and the Middle East. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. A majority of sales are currently made in U.S. dollars. We enter into foreign currency forward exchange contracts (“forward contracts”) to manage exposure related to accounts receivables denominated in foreign currencies. We do not enter into derivative financial instruments for trading purposes. Gains and losses on the contracts are included in other income (expense) in our Consolidated Statements of Operations. Our foreign exchange forward contracts relating to accounts receivable generally have original maturities corresponding to the due dates of the receivables. We had outstanding forward contracts with amounts totaling approximately $1.0 million at November 30, 2003, which expire at various dates through March 2004. The fair value of these forward contracts at November 30, 2003 was not significant.

Indemnifications

Our software license agreements typically provide for indemnification of customers for intellectual property infringement claims. To date, no such claims have been filed against us. We also warrant to customers that software products operate substantially in accordance with the software product’s specifications. Historically, minimal costs have been incurred related to product warranties, and as such no accruals for warranty costs have been made. In addition, we indemnify our officers and directors under the terms of indemnity agreements entered into with them, as well as pursuant to our certificate of incorporation, bylaws, and applicable Delaware law. To date, we have not incurred any costs related to these indemnifications.

Legal Proceedings

We, certain of our directors and officers and certain investment bank underwriters have been named in a putative class action for violation of the federal securities laws in the U.S. District Court for the Southern District of New York, captioned “In re TIBCO Software Inc. Initial Public Offering Securities Litigation.” This is one of a number of cases challenging underwriting practices in the initial public offerings (IPOs) of more than 300 companies, which have been coordinated for pretrial proceedings as “In re Initial Public Offering Securities Litigation.” Plaintiffs generally allege that the underwriters engaged in undisclosed and improper underwriting activities, namely the receipt of excessive brokerage commissions and customer agreements regarding post-offering purchases of stock in exchange for allocations of IPO shares. Plaintiffs also allege that various investment bank securities analysts issued false and misleading analyst reports. The complaint against us claims that the purported improper underwriting activities were not disclosed in the registration statements for our IPO and secondary public offering and seeks unspecified damages on behalf of a purported class of persons who purchased our securities or sold put options during the time period from July 13, 1999 to December 6, 2000.

A lawsuit with similar allegations of undisclosed improper underwriting practices, and part of the same coordinated proceedings, is pending against Talarian Corporation (“Talarian”), which we acquired in 2002. That

TIBCO SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

action is captioned “In re Talarian Corp. Initial Public Offering Securities Litigation.” The complaint against Talarian, certain of its underwriters, and certain of its former directors and officers claims that the purported improper underwriting activities were not disclosed in the registration statement for Talarian’s IPO and seeks unspecified damages on behalf of a purported class of persons who purchased Talarian securities during the time period from July 20, 2000 to December 6, 2000.

A proposal to settle the claims against all of the issuers and individual defendants in the coordinated litigation was conditionally accepted by us and Talarian on June 20, 2003. The completion of the settlement is subject to a number of conditions, including Court approval. Under the settlement, the plaintiffs will dismiss and release all claims against participating defendants in exchange for a contingent payment guaranty by the insurance companies collectively responsible for insuring the issuers in the action, and the assignment or surrender to the plaintiffs of certain claims the issuer defendants may have against the underwriters. Under the guaranty, the insurers will be required to pay an amount equal to $1.0 billion less any amounts ultimately collected by the plaintiffs from the underwriter defendants in all the cases. The disposition of this matter is limited to our $0.5 million corporate insurance deductible. We completed payment of the insurance deductible in the third quarter of fiscal 2003. Unlike most of the defendant issuers’ insurance policies, including ours, Talarian’s policy contains a specific self-insured retention in the amount of $0.5 million for IPO “laddering” claims, including those alleged in this matter. Thus, under the proposed settlement, if any payment is required under the insurers’ guaranty, Talarian would be responsible for paying its pro rata share of the shortfall, up to $0.5 million of the self-insured retention remaining under its policy. The self insured retention of $0.5 million was accrued at the time of the acquisition.

Note 10.    Stockholders’ Equity

Preferred Stock

Our Certificate of Incorporation, as amended, authorizes us to issue 25.0 million shares of $0.001 par value preferred stock.

Common Stock

Our Certificate of Incorporation, as amended, authorizes us to issue 1.2 billion shares of $0.001 par value common stock. A portion of the shares issued are subject to a right of repurchase by us subject to vesting, which is generally over a five-year period from the grant date or employee hire date, as applicable, until vesting is complete. Unvested shares are subject to repurchase at the original exercise price. As of November 30, 2003, 2002 and 2001, shares of common stock subject to a repurchase option held by the Company totaled 0.1 million shares, 0.3 million shares and 1.3 million shares at weighted average prices of $1.83, $1.17 and $0.77 per share, respectively.

Benefit Plans

1996 Stock Option Plan, as amended. In 1996, we adopted the 1996 Stock Option Plan (the “1996 Plan”). The 1996 Plan provides for the granting of stock options to employees and consultants of the Company. Options granted under the 1996 Plan may be either incentive stock options or nonqualified stock options. Incentive stock options may be granted only to employees (including officers and directors who are employees). Nonqualified stock options may be granted to Company employees and consultants. Options under the 1996 Plan may be granted for terms not to exceed ten years. Options granted before our Initial Public Offering are exercisable immediately upon grant and generally vest over five years and are subject to repurchase until vested. Options granted after our Initial Public Offering, are not generally exercisable immediately and generally vest over four

TIBCO SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

years. The 1996 Plan provides for an automatic increase to the number of shares of common stock reserved for issuance (to be added on the first day of each fiscal year beginning in 2000) equal to the lesser of (i) 60 million shares, (ii) 5% of the outstanding shares of our common stock, or (iii) a lesser amount determined by the Board of Directors. As of November 30, 2003, there were 18.9 million shares reserved for grant under this plan.

Talarian Stock Option Plans. In April 2002, we assumed all of the Talarian Stock Option Plans (the “Talarian Plans”) in connection with our acquisition of Talarian. At the date of acquisition all outstanding options of Talarian common stock were converted, according to the exchange ratio, into options of our common stock with terms and conditions equivalent to those applicable at the time of conversion. We recorded $0.7 million of deferred compensation related to 486,000 options assumed and converted under this plan. Though we have no intention of issuing additional grants, there were 0.1 million shares reserved for grant under this plan as of November 30, 2003.

2001 Stock Option Exchange Program. In January 2001, TIBCO’s Board of Directors approved a voluntary stock option exchange program for certain of the Company’s employees. Under the program, employees had the opportunity to cancel certain outstanding stock options granted to them under the 1996 Plan between September 9, 1999 and February 15, 2001 in exchange for a new option grant for an equal number of shares with terms and conditions substantially the same as the cancelled options to be granted on October 8, 2001. The program terminated on April 5, 2001. A total of 13.5 million options were cancelled in connection with the option exchange. The exercise prices of the new options were the closing price on NASDAQ on October 8, 2001 at $8.00 per share. Members of TIBCO’s Board of Directors and executive officers were not eligible to participate in this program.

2000 Extensibility Stock Option Plan. In 2000, we adopted the 2000 Extensibility Stock Option Plan (the “Extensibility Plan”) in connection with options assumed in our acquisition of Extensibility. Extensibility employees who continued service with us were granted options with terms and conditions equivalent to those applicable at the date of acquisition. Though we have no intention of issuing additional grants, there were 21,656 shares reserved for grant under this plan as of November 30, 2003.

1998 Advisory Council Option Plan. In October 1998, we adopted the 1998 Advisory Council Option Plan (the “Advisory Plan”) as a sub-plan to the 1996 Plan for the purpose of attracting and retaining personnel for service on an information technology advisory council. The Advisory Plan provides for an initial grant of 15,000 shares to each advisory council member (30,000 shares to the chairman). Options are granted at an exercise price not less than fair market value of the Common Stock on the date of grant, have a term not to exceed ten years and become exercisable over a two-year period with half of the shares vesting annually.

Employee Stock Purchase Program. In June 1999, we adopted the Employee Stock Purchase Program (the “ESP Program”) as a sub-plan to the 1996 Plan. Employees are generally eligible to participate in the ESP Program if they are customarily employed by us for more than 20 hours per week and more than 5 months in a calendar year and are not (and would not become as a result of being granted an option under the ESP Program) 5% stockholders of the Company. Under the ESP Program, eligible employees may select a rate of payroll deduction up to 10% of their eligible compensation subject to certain maximum purchase limitations.

Each offering period has a maximum duration of two years (the “Offering Period”) and consists of four six-month Purchase Periods (each, a “Purchase Period”). Upon adoption of the ESP Program, Offering Periods and Purchase Periods began on January 1 and July 1 of each year. Effective July 1, 2001, all future Offering Periods and Purchase Periods were changed to begin on February 1 and August 1 of each year. The price at which the common stock is purchased under the ESP Program is 85% of the lesser of the fair market value of our common stock on the first day of the applicable Offering Period or on the last day of that Purchase Period. The ESP Program will terminate after a period of ten years unless terminated earlier as permitted by the ESP Program.

TIBCO SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Under this Program, approximately 1.2 million, 1.0 million and 1.0 million shares were issued during fiscal 2003, 2002 and 2001, respectively, representing approximately $5.4 million, $7.1 million and $6.6 million in employee contributions for fiscal 2003, 2002 and 2001, respectively. As of November 30, 2003, there were 2.7 million shares reserved for grant under this plan.

1998 Director Option Plan. In February 1998, we adopted the 1998 Director Option Plan (the “Director Plan”). As amended in April 2002, the Director Plan provides for an automatic initial grant of 100,000 shares to members of the Board who are not employees of the Company or Reuters (“External Directors”). At any subsequent annual re-election, each External Director shall be granted an option to purchase 40,000 additional shares. Options are granted at an exercise price not less than the fair market value of the stock on the date of grant, have a term not to exceed ten years and become exercisable over a three-year period with a third of the shares vesting annually. Any External Director with over one-year of consecutive service prior to the effective date of the Director Plan received an initial grant of 450,000 shares. As of November 30, 2003, there were 2.2 million shares reserved for grant under this plan.

The activity under all stock option plans is summarized as follows (in thousands, except per share data):

	Year Ended November 30,
	2003		2002		2001
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of period	43,460	$7.55	34,011	$6.60	41,830	$27.09
Granted	7,179	4.92	16,461	9.72	19,136	12.81
Exercised	(2,047)	1.62	(3,068)	3.01	(6,324)	0.90
Forfeited	(6,262)	8.99	(3,944)	11.95	(20,631)	55.65

Outstanding at end of period	42,330	7.18	43,460	7.55	34,011	6.60

Options exercisable at period end	26,795	$6.83	23,397	$5.66	16,491	$2.43

The following table summarizes information about stock options outstanding at November 30, 2003 (in thousands, except number of years and per share data):

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number of Shares Underlying Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Shares Underlying Options	Weighted Average Exercise Price
$0.20 to $0.33	7,125	3.23 years	$0.21	7,124	$0.21
$0.34 to $2.00	3,402	5.15 years	1.66	3,402	1.66
$2.01 to $5.99	10,936	9.00 years	5.12	2,348	5.16
$6.00 to $8.00	9,620	7.93 years	7.83	7,402	7.92
$8.01 to $11.69	3,640	7.74 years	11.03	2,501	11.13
$11.70 to $15.41	6,597	8.02 years	12.68	3,083	12.61
$15.42 to $39.13	471	6.21 years	26.06	436	26.15
$39.14 to $71.81	539	6.38 years	54.36	499	54.03

Total	42,330	7.15 years	$7.18	26,795	$6.83

At November 30, 2003, 21.6 million and 2.2 million shares of authorized but unissued common stock are reserved for future issuance under the 1996 Plan and the Director Plan, respectively.

TIBCO SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock-Based Compensation

	Year Ended November 30,
	2003	2002	2001
Stock-based compensation related to:
Cost of revenue	$201	$527	$977
Research and development	513	1,318	12,109
Sales and marketing	276	1,286	10,128
General and administrative	73	919	3,751

Total	$1,063	$4,050	$26,965

We recorded a total of $58.4 million in unearned compensation through November 30, 2003, representing the difference between the fair value of our common stock at the date of grant and the exercise price of such options and in connection with acquisitions. In addition, as of November 30, 2003, we expect to record a negligible amount of additional acquisition related compensation expense in connection with additional cash consideration contingent on the vesting and exercise of stock options and restricted stock, which were unvested at the acquisition date.

Stock-based compensation expense related to stock options granted to consultants is recognized as earned using the multiple option method, and is shown by expense category. At each reporting date, we re-value the stock options using the Black-Scholes option-pricing model. As a result, stock-based compensation expense will fluctuate as the fair market value of our common stock fluctuates. In connection with the grant of stock options to consultants, we recognized a negligible amount of stock-based compensation income for the year ended November 30, 2003 and $0.4 million stock-based compensation income for the year ended November 30, 2002, for the reversal of stock based compensation expense caused by a decline in the fair value of our common stock. For the year ended November 30, 2001, stock-based compensation expense was $0.1 million.

Payroll taxes due as a result of employee exercises of nonqualified stock options were negligible for the year ended November 30, 2003 and $1.3 million and $0.5 million for years ended November 30, 2002 and 2001, respectively.

Fair Value Disclosures

See Footnote 2 for pro forma net income/(loss) had compensation cost for our stock-based compensation plans been determined based on the fair value at the grant date for the awards under a method prescribed by SFAS No. 123. We calculated the value of each option grant on the date of the grant using a Black-Scholes option-pricing model with the following assumptions.

	Stock Option Plans			ESP Plan
	2003	2002	2001	2003	2002	2001
Risk free interest rates	2.6%	3.2%	4.2%	2.6%	3.2%	4.2%
Expected lives (in years)	3.0	3.0	3.0	0.5	0.5	0.5
Dividend yield	0.0	0.0	0.0	0.0	0.0	0.0
Expected volatility	98%	117%	128%	98%	117%	128%

401(k) Plan.    Our employee savings and retirement plan is qualified under Section 401 of the Internal Revenue Code. Employees may elect to reduce their current compensation by up to the statutory prescribed annual limit and have the amount of such reduction contributed to the 401(k) Plan. We provide matches to

TIBCO SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

employee contributions up to 4% of an employee’s base pay and an additional 50% match on employee contributions of the next 2% of base pay. Our matching contributions to the Plan totaled $3.5 million, $3.3 million and $2.8 million in fiscal 2003, 2002 and 2001, respectively.

Note 11.    Segment Information

We operate primarily in one industry segment: the development and marketing of a suite of software products that enables businesses to link internal operations, business partners and customer channels through the real-time distribution of information. Revenue by geographic area is as follows (in thousands):

	Year Ended November 30,
	2003	2002	2001
Americas	$140,972	$164,717	$183,940
Europe	106,652	93,743	113,727
Pacific Rim	16,586	14,933	24,424

Total Revenue	$264,210	$273,393	$322,091

Revenue from Reuters, a related party, is primarily included in the European geographic segment and accounted for 12%, 9% and 8% of total revenue for the years ended November 30, 2003, 2002 and 2001, respectively. Long-lived assets outside the United States at November 30, 2003 and 2002 were not material.

One customer, Federal Express, had a balance in excess of 10% of net accounts receivable at November 30, 2002. There were no customers with a balance in excess of 10% of net accounts receivable at November 30, 2001 or 2003.

Note 12.    Restructuring Charge

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

During the first quarter of fiscal 2003, we recorded a restructuring charge of $1.1 million related to a reduction in headcount to further align our cost structure with changing market conditions. This reduction of approximately 44 employees was comprised of, 60% sales and marketing staff, 5% general and administrative staff, and 35% research and development staff. All severance related actions were completed by August 31, 2003.

In connection with the acquisition of Talarian in the second quarter of fiscal 2002, we recorded an accrual for acquisition integration liabilities which includes the incremental costs to exit and consolidate activities at Talarian locations, termination of certain Talarian employees, and other costs to integrate operating locations and other activities of Talarian. The accrual was recorded using the guidance provided by EITF 95-3 “Recognition of Liabilities in a Purchase Business Combination” which requires that these acquisition integration expenses, which are not associated with the generation of future revenues and have no future economic benefit, be reflected as assumed liabilities in the allocation of the purchase price to the net assets acquired. We abandoned the Talarian facilities and recorded an accrual of $7.4 million for the estimated losses to be incurred to sublet such facilities. In addition, we recorded an accrual of $1.0 million for severance related to the termination of redundant personnel.

TIBCO SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following sets forth our accrued restructuring costs as of November 30, 2003 (in thousands). Accrued excess facilities costs represent the estimated loss on abandoned facilities, net of sublease income, that is expected to be paid over the next seven years.

	Excess Facilities	Severance and Other*	Total
Fiscal 2001 charges	$17,800	$3,388	$21,188
Cash utilized in fiscal 2001	—	(3,388)	(3,388)

Balance at November 30, 2001	17,800	—	17,800
Fiscal 2002 charges	47,614	1,722	49,336
Acquisition integration costs	7,410	1,031	8,441
Cash utilized in fiscal 2002	(10,421)	(2,555)	(12,976)
Non-cash write-down of leasehold improvements in fiscal 2002	(11,092)	—	(11,092)

Balance at November 30, 2002	51,311	198	51,509
Fiscal 2003 charges	—	1,100	1,100
Cash utilized in fiscal 2003	(8,404)	(1,298)	(9,702)
Non-cash write-down of furniture and fixtures in fiscal 2003	(385)	—	(385)

Balance at November 30, 2003	$42,522	$—	$42,522

*	Included in consolidated balance sheet as a component of accrued liabilities.

Note 13.    Related Party Transactions

Reuters

We have significant transactions with Reuters, including licensing, maintenance and support arrangements and development contracts. The following is a summary of revenue from Reuters for the periods indicated (in thousands):

	Year Ended November 30,
	2003	2002	2001
License fees	$16,936	$14,449	$18,124
Service and maintenance revenue:
Maintenance	13,145	9,584	4,854
Services contracts	654	1,255	2,573

Total service and maintenance	13,799	10,839	7,427

	$30,735	$25,288	$25,551

We have entered into commercial transactions with Reuters Group PLC, including its wholly owned and partially owned subsidiaries (collectively, “Reuters”), a principal stockholder of the Company. As of November 30, 2003, Reuters owned approximately 49% of the issued and outstanding shares of our capital stock and had one representative on the Board of Directors.

Reuters is a distributor of our products to customers in the financial services segment. Through the third quarter of fiscal 2003, we had a license, distribution and maintenance agreement with Reuters pursuant to which Reuters agreed to pay a minimum guaranteed distribution fee, which consists of a portion of Reuters’ revenue from its sales of our products and related services and maintenance, to us in the amount of $20.0 million per year through December 2003. Reuters had guaranteed minimum distribution fees of $20.0 million for each of the years ended December 31, 2003, 2002, and 2001. These fees were recognized ratably over the corresponding

TIBCO SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

period as related party revenue. If actual distribution fees due from Reuters’ exceeded the cumulative minimum year-to-date guarantee, incremental fees were due. Such incremental fees were recognized in the period when the year-to-date fees exceeded the cumulative minimum guarantee. Royalty payments to Reuters for resale of Reuters products and services and fees associated with sales to the financial services segment are classified as related party cost of sales. In addition, the agreement required us to provide Reuters with internal maintenance and support until December 31, 2011 for a fee of $2.0 million per year plus an annual CPI-based increase, subject to Reuters annual renewal option. This amount was recognized ratably over the corresponding period as related party maintenance revenue.

In October 2003, we entered into a new commercial agreement with Reuters relating to the licensing, distribution and maintenance of our products that replaced our original agreement with Reuters. Pursuant to this new agreement, Reuters will continue to act as a non-exclusive reseller of our products to certain specified customers in the financial services market until March 2005 and will pay as a distribution license fee equal to 60% of license revenue it receives from sales to such customers. Reuters may also continue to use our products internally and embed them into its solutions. Reuters has agreed to continue to pay us minimum guaranteed fees in the amount of $5 million per quarter through March 2005. The quarterly minimum guaranteed fees will be reduced by an amount equal to 10% of the license and maintenance revenue from our sales to financial services companies (or, in the case of customers transitioned to us by Reuters, 40% of our maintenance revenues from such customers for up to one year after effectiveness of the agreement). Furthermore, Reuters began transitioning maintenance and support of our products for its customers, as well as associated revenue, upon entering into the new agreement. As a result, we began providing maintenance and support services directly to customers transitioned from Reuters in the fourth quarter of fiscal 2003. In addition to acting as a reseller of our products in the financial services market, Reuters will be eligible to receive a fee of between 5% and 20% of revenue from sales to approved customers referred to us by Reuters, depending upon the level of assistance Reuters provides in supporting the sale.

We recognized revenue from Reuters of $30.7 million, $25.3 million and $25.6 million in the years ended 2003, 2002 and 2001, respectively. Account receivable due from Reuters totaled $3.8 million and $1.5 million, as of November 30, 2003 and 2002 respectively. Revenue from Reuters consists primarily of product and maintenance fees on its sales of TIBCO products under the terms of the license, maintenance and distribution agreement with Reuters. We incurred $2.3 million, $2.9 million and $2.9 million in royalty and commission expense to Reuters in the years ended 2003, 2002 and 2001, respectively.

Cisco Systems

As of November 30, 2003, 2002 and 2001, Cisco Systems, Inc. (“Cisco”) owned approximately 6%, 6% and 7% of the outstanding common stock for the respective periods and had one representative on the Company’s Board of Directors until April 2003 and during fiscal 2002 and 2001. We recorded license revenue from Cisco of $2.2 million, $0.5 million and $1.3 million and service and maintenance revenue of $1.3 million, $1.5 million and $1.2 million for the years ended November 30, 2003, 2002 and 2001, respectively. Account receivable due from Cisco totaled $0.6 million as of November 30, 2003 and were negligible as of November 30, 2002.

Note 14.    Business Combinations

PRAJA Inc.

On September 13, 2002, we completed our acquisition of PRAJA, a privately held developer of business activity monitoring software. We believe that the acquisition will give our customers new capabilities in directly monitoring real-time business operations against key performance indicators. The total purchase price of the acquisition, which was structured as an asset purchase transaction, was comprised of $3.2 million of cash and the assumption of $0.3 million of net liabilities. The entire $3.5 million cost was allocated to goodwill. During 2003, we decreased the purchase price by $0.2 million due to a change in the net liabilities assumed. The adjusted

TIBCO SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

goodwill of $3.3 million will be reviewed annually for impairment. The results of operations of PRAJA are included in our Consolidated Statement of Operations from the date of the acquisition.

Talarian Corporation

On April 23, 2002, we completed our acquisition of Talarian, a provider of infrastructure software that enables businesses to exchange information in real time, both internally and with their partners, suppliers, and customers. Talarian’s server-based architecture allows software applications to communicate across local or wide area networks, including private networks and the Internet. The benefits to customers of Talarian’s primary product, SmartSockets, are reduced development effort, increased flexibility, and rapid deployment. The acquisition of Talarian extends the breadth of our integration messaging solutions.

The total purchase price of approximately $114.5 million comprised $53.7 million in cash, the issuance of 4.4 million shares of our common stock valued at $53.6 million and the assumption of 0.5 million stock options and restricted shares valued at $5.0 million for all of the outstanding capital stock of Talarian. We also incurred an estimated $2.9 million in transaction fees, including legal, valuation and accounting fees. The total consideration was reduced by $0.7 million of unearned stock-based compensation related to approximately 0.2 million unvested stock options and restricted stock. Additional cash consideration of $0.9 million is contingent on the vesting and exercise of stock options and restricted stock and is to be recorded as compensation expense as earned. The net purchase price of approximately $114.5 million has been allocated to the tangible and identifiable intangible assets acquired and liabilities assumed on the basis of their estimated fair values on the acquisition date. The results of operations of Talarian are included in our Consolidated Statement of Operations from the date of the acquisition.

The shares issued in the acquisition have been valued in accordance with EITF Issue No. 99-12, “Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination.” In accordance with EITF No. 99-12, we have established that the first date on which the number of our shares and the amount of other consideration became fixed was March 28, 2002. Accordingly, we valued the transaction using the average closing price three days before and after March 28, 2002 of $12.29 per share.

The assumed stock options were valued using the Black Scholes valuation model with a volatility factor of 128%, an average risk free interest rate of 4.2%, and estimated lives of three to 36 months.

The Talarian acquisition was accounted for under SFAS No. 141 and certain specified provisions of SFAS No. 142. The results of operations of Talarian were included in our Consolidated Statement of Operations from April 23, 2002. The following table summarizes the estimated fair values of the tangible assets acquired and the liabilities assumed at the date of acquisition (in thousands):

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

The residual purchase price of $68.3 million has been recorded as goodwill. Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. Goodwill relating to the Talarian acquisition is not being amortized and is tested for impairment annually or whenever events indicate that impairment may have occurred.

As a result of the acquisition of Talarian, we incurred acquisition integration expenses for the incremental costs to exit and consolidate activities at Talarian locations, to involuntarily terminate Talarian employees, and for other costs of integrating operating locations and other activities of Talarian. Generally accepted accounting principles require that these acquisition integration expenses, which are not associated with the generation of future revenues and have no future economic benefit, be reflected as assumed liabilities in the allocation of the purchase price to the net assets acquired. The components of the acquisition integration liabilities included in the purchase price allocation for Talarian are as follows (in thousands):

	Original Accrual	Utilized in fiscal 2002	Balance Remaining at November 30, 2002	Utilized in fiscal 2003	Balance Remaining at November 30, 2003
Workforce reductions	$1,031	$(1,031)	$—	$—	$—
Facilities	7,410	(1,286)	6,124	(1,972)	4,152

	$8,441	$(2,317)	$6,124	$(1,972)	$4,152

TIBCO SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The acquisition integration liabilities are based on our current integration plan, which principally focuses on the elimination of redundant administrative overhead and support activities and the restructuring and repositioning of the sales/marketing and research and development organizations to eliminate redundancies in these activities.

The workforce reductions represent the termination of 42 Talarian employees, including 10 research and development, 14 sales and marketing, and 18 administrative personnel.

If we had acquired Talarian and PRAJA at the beginning of each of the periods presented, our unaudited pro forma net revenues, net loss and net loss per share would have been as follows:

	Fiscal Year Ended November 30,
	2002	2001
Revenue	$284,050	$335,864

Net loss	$(103,601)	$(38,702)

Net loss per share (basic and diluted)	$(0.50)	$(0.20)

TIBCO SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 15.    Unaudited Quarterly Results of Operations

The following sets forth our quarterly results of operations for fiscal 2003 and 2002 (in thousands):

	Three Months Ended Fiscal 2003				Three Months Ended Fiscal 2002
	Nov. 30, 2003	Aug. 31, 2003	May 31, 2003	Feb. 28, 2003	Nov. 30, 2002	Aug. 31, 2002	May 31, 2002	Feb. 28, 2002
Revenue:
License revenue:
Non-related parties	$36,222	$32,410	$27,977	$24,785	$38,324	$30,802	$31,973	$43,066
Related parties	3,911	2,192	2,823	10,190	3,508	3,841	3,800	3,800

Total license revenue	40,133	34,602	30,800	34,975	41,832	34,643	35,773	46,866
Services and maintenance revenue:
Non-related parties	28,246	26,574	26,303	24,908	25,934	24,913	24,781	23,908
Related parties	3,858	4,189	3,826	3,223	2,932	3,014	3,112	3,259
Billed expenses	738	749	539	547	593	718	467	650

Total services and maintenance revenue	32,842	31,512	30,668	28,678	29,459	28,645	28,360	27,817
Total revenue	72,975	66,114	61,468	63,653	71,291	63,288	64,133	74,683
Cost of revenue:
Stock-based compensation	37	44	65	54	97	108	169	153
Other cost of revenue non-related parties	16,767	15,326	14,489	14,424	15,364	15,079	16,622	15,395
Other cost of revenue related parties	199	1,479	199	403	225	51	1,408	1,003

Total cost of revenue	17,003	16,849	14,753	14,881	15,686	15,238	18,199	16,651
Gross profit	55,972	49,265	46,715	48,772	55,605	48,050	45,934	58,132

Operating expenses:
Research and development:
Stock-based compensation	61	77	148	227	235	296	336	451
Other research and development	15,560	14,120	17,119	17,276	18,724	17,788	18,206	16,308
Sales and marketing:
Stock-based compensation	53	85	100	37	360	431	206	289
Other sales and marketing	25,602	28,404	29,099	26,849	29,274	31,773	34,398	31,022
General and administrative:
Stock-based compensation	6	10	18	39	26	237	76	579
Other general and administrative	5,104	4,404	5,728	5,025	5,063	5,329	6,217	4,796
Acquired in-process research and development	—	—	—	—	—	—	2,400	—
Restructuring charges	—	—	—	1,100	—	19,692	29,645	—
Amortization of goodwill and acquired intangibles	499	499	499	499	5,009	5,162	5,062	5,012

Total operating expenses	46,885	47,599	52,711	51,052	58,691	80,708	96,546	58,457

Income (loss) from operations	9,087	1,666	(5,996)	(2,280)	(3,086)	(32,658)	(50,612)	(325)
Interest and other income and (loss), net	2,774	2,138	4,992	5,103	6,064	7,154	(5,122)	8,166

Net income (loss) before income taxes	11,861	3,804	(1,004)	2,823	2,978	(25,504)	(55,734)	7,841
Provision for (benefit from) income taxes	4,237	1,088	(444)	1,162	(389)	19,882	258	4,410

Net income (loss)	$7,624	$2,716	$(560)	$1,661	$3,367	$(45,386)	$(55,992)	$3,431

Net loss per share:
Basic	$0.04	$0.01	$(0.00)	$0.01	$0.02	$(0.22)	$(0.27)	$0.02

Weighted average common shares outstanding	212,956	211,827	211,213	210,224	209,484	208,026	204,630	201,144

Net loss per share:
Diluted	$0.03	$0.01	$(0.00)	$0.01	$0.02	$(0.22)	$(0.27)	$0.02

Weighted average common shares outstanding	224,047	222,708	211,213	221,938	217,504	208,026	204,630	217,520

TIBCO SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following sets forth our quarterly results of operations as a percentage of total revenue for fiscal 2003 and 2002:

	Three Months Ended Fiscal 2003				Three Months Ended Fiscal 2002
	Nov. 30, 2003	Aug. 31, 2003	May 31, 2003	Feb. 28, 2003	Nov. 30, 2002	Aug. 31, 2002	May 31, 2002	Feb. 28, 2002
Revenue:
License revenue:
Non-related parties	50%	49%	45%	39%	54%	49%	50%	58%
Related parties	5	3	5	16	5	6	6	5

Total license revenue	55	52	50	55	59	55	56	63
Service and maintenance revenue:
Non-related parties	39	41	43	39	36	39	39	32
Related parties	5	6	6	5	4	5	5	4
Billed expenses	1	1	1	1	1	1	—	1

Total service and maintenance revenue	45	48	50	45	41	45	44	37
Total revenue	100	100	100	100	100	100	100	100
Cost of revenue:
Stock-based compensation	—	—	—	—	—	—	—	—
Other cost of revenue non-related parties	23	23	24	23	22	24	26	21
Other cost of revenue related parties	—	2	—	1	—	—	2	1

Total cost of revenue	23	25	24	24	22	24	28	22
Gross profit	77	75	76	76	78	76	72	78

Operating expenses:
Research and development:
Stock-based compensation	—	—	—	—	—	1	1	1
Other research and development	21	21	28	27	26	28	28	22
Sales and marketing:
Stock-based compensation	—	—	—	—	1	1	—	—
Other sales and marketing	36	42	48	42	41	50	55	41
General and administrative:
Stock-based compensation	—	—	—	—	—	—	—	1
Other general and administrative	7	7	9	8	7	9	10	6
Acquired in-process research and development	—	—	—	—	—	—	4	—
Restructuring charges	—	—	—	2	—	31	46	—
Amortization of goodwill and acquired intangibles	1	2	1	1	7	8	7	7

Total operating expenses	65	72	86	80	82	128	151	78

Income (loss) from operations	12	3	(10)	(4)	(4)	(52)	(79)	(—)
Interest and other income, net	4	3	8	8	9	11	(8)	11

Net income (loss) before income taxes	16	6	(2)	4	5	(41)	(87)	11
Provision for (benefit from) income taxes	6	2	1	1	(1)	31	—	6

Net income (loss)	10%	4%	(1)%	3%	6%	(72)%	(87)%	5%

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on this 20th day of January 2004.

TIBCO Software Inc.

By:	/s/ CHRISTOPHER G. O’MEARA
Christopher G. O’Meara Executive Vice President, Finance and Chief Financial Officer

POWER OF ATTORNEY

KNOW ALL THESE PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Vivek Y. Ranadive and Christopher G. O’Meara, and each of them, his attorneys-in-fact, each with full power of substitution, for him in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each said attorneys-in-fact or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ VIVEK Y. RANADIVE Vivek Y. Ranadive	President, Chief Executive Officer, Chairman of the Board and Director (Principal Executive Officer)	January 20, 2004

/s/ CHRISTOPHER G. O’MEARA Christopher G. O’Meara	Executive Vice President, Finance and Chief Financial Officer (Principal Financial Officer)	January 20, 2004

/s/ MARCIA GUTIERREZ Marcia Gutierrez	Director of Accounting (Principal Accounting Officer)	January 20, 2004

/s/ NAREN GUPTA Naren Gupta	Director	January 20, 2004

/s/ PETER JOB Peter Job	Director	January 20, 2004

/s/ WILLIAM A. OWENS William A. Owens	Director	January 20, 2004

/s/ PHILIP WOOD Philip Wood	Director	January 20, 2004

II-1

EXHIBIT INDEX

Exhibit No.	Exhibits
3.1(1)	Certificate of Incorporation of Registrant.
3.2(2)	Bylaws of Registrant.
4.1(3)	Form of Registrant’s Common Stock certificate.
10.1(3)	Form of Indemnification Agreement.
10.2(1)	Third Amended and Restated Stockholders Agreement, dated as of July 13, 1999, among Reuters Nederland B.V., Reuters Limited, Cisco Systems, Inc., Mayfield IX, Mayfield Associated Fund III, Vivek Ranadive and Registrant.
10.3(1)#	1996 Stock Plan, as amended.
10.4(4)#	1998 Director Option Plan, as amended.
10.5(3)#	Employment Agreement between Registrant and Vivek Y. Ranadive.
10.6(4)	Lease Agreement dated January 21, 2000 between Spieker Properties, L.P. and the Registrant.
10.7(5)#	Extensibility Inc. 2000 Stock Option Plan.
10.8(6)#	Talarian Corporation 2000 Equity Incentive Plan.
10.9(6)#	Talarian Corporation 1998 Equity Incentive Plan.
10.10(6)#	Talarian Corporation 1991 Stock Option Plan.
10.11(6)#	White Barn, Inc. Stock Option Plan.
10.12(6)#	White Barn, Inc. 2000 Equity Incentive Plan.
10.13(7)†	Second Amended and Restated License, Maintenance and Distribution Agreement, dated October 1, 2003, between Reuters Limited and the Registrant.
10.14(7)	Registration and Repurchase Agreement dated October 7, 2003, between Reuters Limited and the Registrant.
10.15	Agreement to Lease and Sell Assets, dated as of June 2, 2003, by and between the Board of Trustees of the Leland Stanford Junior University and 3301 Hillview Holdings, Inc.
10.16	Ground Lease, dated as of June 25, 2003, by and between the Board of Trustees of the Leland Stanford Junior University and 3301 Hillview Holdings, Inc.
10.17	Promissory Note issued on June 25, 2003 to SunAmerica Life Insurance Company by 3301 Hillview Holdings, Inc.
21.1	List of subsidiaries.
23.1	Consent of PricewaterhouseCoopers LLP, Independent Accountants.
24.1	Power of Attorney (included on signature page).
31.1	Rule 13a – 14(a) / 15d – 14(a) Certification by Chief Executive Officer.
31.2	Rule 13a – 14(a) / 15d – 14(a) Certification by Chief Financial Officer.
32.1	Section 1350 Certification by Chief Executive Officer.
32.2	Section 1350 Certification by Chief Financial Officer.

(1)	These exhibits are incorporated by reference to exhibits filed with the Registrant’s Registration Statement on Form S-1 File No. 333-31358, filed with the Commission on February 29, 2000, as amended.
(2)	This exhibit is incorporated by reference to exhibits filed with the Registrant’s Quarterly Report on Form 10-Q, filed with the Commission on July 9, 2003.
(3)	These exhibits are incorporated by reference to exhibits filed with the Registrant’s Registration Statement on Form S-1 File No. 333-78195, filed with the Commission on June 18, 1999, as amended.
(4)	These exhibits are incorporated by reference to exhibits filed with the Registrant’s Quarterly Report on Form 10-Q, filed with the Commission on April 17, 2000.
(5)	This exhibit is incorporated by reference to exhibits filed with the Registrant’s Registration Statement on Form S-8 File No. 333-48260, filed with the Commission on October 19, 2000.
(6)	These exhibits are incorporated by reference to exhibits filed with the Registrant’s Registration Statement on Form S-8 File No. 333-88730, filed with the Commission on May 21, 2002.
(7)	This exhibit is incorporated by reference to exhibits filed with the Registrant’s Registration Statement on Form S-3 File No. 333-110304, filed with the Commission on November 6, 2003, as amended.
#	Indicates management contract or compensatory plan or arrangement.
†	Confidential treatment granted for certain portions of this exhibit.