Form 10-Q
period 2004-02-29
TIBCO SOFTWARE INC
filed 2004-04-02
CIK 1085280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended February 29, 2004

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

The number of shares outstanding of the registrant’s Common Stock, $0.001 par value, as of March 28, 2004 was 198,424,184.

TIBCO SOFTWARE INC.

INDEX

PART I – FINANCIAL INFORMATION

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TIBCO SOFTWARE INC.

Condensed Consolidated Balance Sheets

(in thousands)

	February 29, 2004	November 30, 2003
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$86,190	$83,278
Short-term investments	429,757	521,391
Accounts receivable, net of allowances; $4,577 and $4,715, respectively	53,987	53,659
Due from related parties	3,470	4,454
Other current assets	15,249	15,549

Total current assets	588,653	678,331

Property and equipment, net of accumulated depreciation; $47,783 and $44,590, respectively	116,926	119,124
Other assets	35,525	34,923
Goodwill	98,691	103,006
Acquired intangibles, net of accumulated amortization; $23,436 and $21,745, respectively	6,184	7,875

	$845,979	$943,259

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,482	$3,692
Amounts due related parties	3	1,641
Accrued liabilities	37,884	36,219
Accrued excess facilities costs	40,471	42,522
Deferred revenue	46,251	42,914
Current portion of long term debt	1,645	1,624

Total current liabilities	129,736	128,612

Long term debt	51,433	51,853

Commitments and contingencies (Note 6)

Stockholders’ equity:
Common stock	198	213
Additional paid-in capital	812,876	921,038
Unearned stock-based compensation	(196)	(254)
Accumulated other comprehensive income	1,832	225
Accumulated deficit	(149,900)	(158,428)

Total stockholders’ equity	664,810	762,794

	$845,979	$943,259

See accompanying notes to condensed consolidated financial statements.

TIBCO SOFTWARE INC.

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

	Three Months Ended
	February 29, 2004	February 28, 2003
	(Unaudited)
License revenue:
Non-related parties	$36,459	$24,785
Related parties	4,311	10,190

Total license revenue	40,770	34,975

Service and maintenance revenue:
Non-related parties	29,342	24,908
Related parties	3,519	3,223
Reimbursable expenses	770	547

Total service and maintenance revenue	33,631	28,678

Total revenue	74,401	63,653
Cost of revenue:
Stock-based compensation	14	54
Other cost of revenue non-related parties	16,399	14,423
Other cost of revenue related parties	—	403

Gross profit	57,988	48,773

Operating expenses:
Research and development:
Stock-based compensation	25	227
Other research and development	13,094	17,277
Sales and marketing:
Stock-based compensation	36	37
Other sales and marketing	26,600	26,849
General and administrative:
Stock-based compensation	3	39
Other general and administrative	4,803	5,025
Restructuring charge	—	1,100
Amortization of acquired intangibles	499	499

Total operating expenses	45,060	51,053

Income (loss) from operations	12,928	(2,280)
Interest and other income, net	1,615	5,103

Income before income taxes	14,543	2,823
Provision for income taxes	6,015	1,162

Net income	$8,528	$1,661

Net income per share:
Basic	$0.04	$0.01

Weighted average common shares outstanding	209,188	210,224

Net income per share:
Diluted	$0.04	$0.01

Weighted average common shares outstanding	222,452	221,938

See accompanying notes to condensed consolidated financial statements.

TIBCO SOFTWARE INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended
	February 29, 2004	February 28, 2003
	(Unaudited)
Cash flows from operating activities:
Net income	$8,528	$1,661
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,264	3,787
Amortization of acquired intangibles	1,691	1,690
Amortization of stock-based compensation	78	357
Realized gain on investments	(443)	(462)
Acquisition related tax benefit	4,315	—
Changes in assets and liabilities:
Accounts receivable	(328)	23,743
Due from related parties, net	(654)	(5,535)
Other assets	315	1,002
Accounts payable	(210)	(412)
Accrued liabilities and excess facilities	(348)	(11,688)
Deferred revenue	3,337	(3,444)

Net cash provided by operating activities	19,545	10,699

Cash flows from investing activities:
Purchases of short-term investments	(222,010)	(121,958)
Sales and maturities of short-term investments	315,448	161,815
Purchases of property and equipment, net	(1,066)	(491)
Cash and short-term investments pledged as security	(748)	—
Purchases of private equity investments	(29)	—

Net cash provided by investing activities	91,595	39,366

Cash flows from financing activities:
Proceeds from exercise of stock options	4,385	150
Proceeds from employee stock purchase program	2,423	2,783
Payment for purchase of retired shares	(115,000)	—
Principal payments on long term debt	(399)	—

Net cash provided by (used in) financing activities	(108,591)	2,933

Effect of exchange rate changes on cash	363	(6)

Net change in cash and cash equivalents	2,912	52,992

Cash and cash equivalents at beginning of period	83,278	57,229

Cash and cash equivalents at end of period	$86,190	$110,221

See accompanying notes to condensed consolidated financial statements.

TIBCO SOFTWARE INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by TIBCO Software Inc. (the “Company” or “TIBCO”) in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company, and its results of operations and cash flows. These condensed consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and notes as of and for the year ended November 30, 2003 included in the Company’s Form 10-K filed with the Securities and Exchange Commission on January 20, 2004.

For purposes of presentation, we have indicated the first quarter of fiscal 2004 and 2003 as ending on February 29, 2004 and February 28, 2003, respectively; whereas, in fact, our first fiscal quarters ended on the Sunday and Friday nearest to the end of February, respectively. In fiscal 2004, we changed our quarterly periods to end on the Sunday nearest the end of the month.

The results of operations for the three months ended February 29, 2004 are not necessarily indicative of the results that may be expected for the year ending November 30, 2004 or any other interim period, and we make no representations related thereto.

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

Change in Accounting Estimate

In connection with the buildings purchase (Note 3), we extended the remaining useful life of the carrying value of the building improvements from the length of the original lease term of 12 years to an estimated useful life of 25 years, effective July 1, 2003. This change in estimate reduced depreciation expense by $0.3 million and increased net income by $0.2 million for the three-month period ended February 29, 2004. This change had no impact on earnings per share for the three-month period ended February 29, 2004.

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

Marketable securities, which are classified as available-for sale, are summarized as follows as of February 29, 2004 (in thousands):

	Purchase/ Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value
U.S. Government debt securities	$201,949	$620	$—	$202,569
Corporate debt securities	158,851	665	(7)	159,509
Notes and other	98,414	306	(22)	98,698
Marketable equity securities	334	—	(30)	304

Total available for sale securities	$459,548	$1,591	$(59)	$461,080

Marketable securities, which are classified as available-for sale, are summarized as follows as of November 30, 2003 (in thousands):

	Purchase/ Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value
U.S. Government debt securities	$253,594	$260	$(201)	$253,653
Corporate debt securities	195,575	292	(370)	195,497
Notes and other	110,517	317	(68)	110,766
Marketable equity securities	334	—	(72)	262

Total available for sale securities	$560,020	$869	$(711)	$560,178

As of February 29, 2004 and November 30, 2003, $222.8 million and $234.7 million fixed income securities had contractual maturities of one year or less, respectively. As of February 29, 2004 and November 30, 2003, $238.0 million and $286.5 million fixed income securities had contractual maturities of more than one year through five years, respectively.

The following table summarizes the components of marketable securities classified as cash equivalents as of the period indicated (in thousands):

	February 29, 2004	November 30, 2003
Cash and money market funds	$23,525	$10,935
U.S. Treasury notes	—	15,028
Corporate debt securities and other	1,900	6,926

	$25,425	$32,889

The following table summarizes the net realized gains (losses) on marketable securities for the three months ended (in thousands):

	February 29, 2004	February 28, 2003
Realized gains	$548	$713
Realized losses	(105)	(251)

Net realized gains	$443	$462

In February 2004, we entered into a $0.7 million bank guarantee in connection with Value Added Tax refunds for one of our European subsidiaries. The cash restricted in connection with this guarantee is included in Other Assets on the Condensed Consolidated Balance Sheets.

Goodwill and Other Intangible Assets

We adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” on December 1, 2002. In accordance with SFAS No. 142, goodwill and intangible assets with indefinite useful lives are no longer amortized, but are instead tested for impairment annually or sooner if circumstances indicate that it may no longer be recoverable. Goodwill impairment testing is a two-step process. The first step, screens for impairment, while the second step, measures the impairment, if any. In addition, SFAS No. 142 includes provisions for the reclassification of certain existing recognized intangibles as goodwill and the reassessment of the useful lives of existing recognized intangibles. In accordance with this statement, assembled workforce has been reclassified to goodwill.

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

Net Income Per Share

Basic net income per share is computed by dividing the net income available to common stockholders for the period by the weighted average number of common shares outstanding during the period less common shares subject to repurchase. Diluted net income per share is computed by dividing the net income for the period by the weighted average number of common and potential common shares outstanding during the period if their effect is dilutive. Certain potential common shares were not included in computing diluted net income per share because they were anti-dilutive.

Stock-Based Compensation

We account for employee stock-based compensation plans using the intrinsic value method prescribed by APB No. 25 and have adopted the disclosure only provisions of SFAS No. 123 and SFAS No. 148. We account for stock compensation expense related to stock options granted to consultants based on the fair value estimated using the Black-Scholes option pricing model on the date of grant and remeasured at each reporting date in compliance with Emerging Issues Task Force (“EITF”) Issue No. 96-18. As a result, stock based compensation expense fluctuats as the fair market value of our common stock fluctuates. Compensation expense is amortized using the multiple option approach in compliance with FIN 28. Pursuant to FIN 44, options assumed in a purchase business combination are valued at the date of acquisition at their fair value calculated using the Black-Scholes option pricing model. The fair value of assumed options is included as a component of the purchase price. The intrinsic value attributable to unvested options is recorded as unearned stock based compensation and amortized over the remaining vesting period of the options. The disclosure in the following table illustrates the effect on net income (loss) and net income (loss) per share if we had applied a fair value method as prescribed by SFAS No. 123 for the periods indicated (in thousands, except per share data):

	Three-Months Ended
	February 29, 2004	February 28, 2003
Net income, as reported	$8,528	$1,661
Add: Total stock-based employee compensation expense determined under intrinsic value based method for all awards, net of related tax effects	58	357
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(10,305)	(14,684)

Pro forma net income (loss)	$(1,699)	$(12,666)

Earnings per share:
Basic – as reported	$0.04	$0.01

Basic – pro forma	$(0.01)	$(0.06)

Diluted – as reported	$0.04	$0.01

Diluted – pro forma	$(0.01)	$(0.06)

These pro forma amounts may not be representative of the effects for future years as options vest over several years and additional awards are generally made each year.

Restructuring Charges

Our restructuring charges are comprised primarily of costs related to properties abandoned in connection with facilities consolidation, related write-down of leasehold improvements and severance and associated employee termination costs related to headcount reductions. For restructuring actions initiated prior to December 31, 2002, we complied with the guidance provided by the EITF 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.” We recorded the liability related to these termination costs when the plan was approved; the termination benefits were determined and communicated to the employees; the number of employees to be terminated, their locations and jobs were specifically identified; and the period of time to implement the plan was set. For restructuring actions initiated after January 1, 2003, we adopted SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” which requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. The adoption of SFAS No. 146 did not have a material impact on our operating results or financial position.

Recent Accounting Pronouncements

In May 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. In November 2003, FASB issued FASB Staff Position No. 150-3 (FSS 150-3) which deferred the effective dates for applying certain provisions of SFAS 150 related to mandatorily redeemable financial instruments of certain non-public entities and certain mandatorily redeemable non-controlling interests for public and non-public companies. For public entities, SFAS 150 is effective for mandatorily redeemable financial instruments entered into or modified after May 31, 2003 and is effective for all other financial instruments as of the first interim period beginning after June 15, 2003. The measurement provisions of SFAS 150 are deferred indefinitely for other mandatorily redeemable non-controlling interests that were issued before November 5, 2003. For those instruments, the measurement guidance for redeemable shares and non-controlling interests in other literature shall apply during the deferral period. We adopted SFAS No. 150 on June 1, 2003. The adoption did not have a material impact on our results of operations or financial condition.

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

3. PROPERTY AND EQUIPMENT

Building acquisition

On June 25, 2003, we purchased the four buildings comprising our corporate headquarters in Palo Alto, California for $80.0 million. In connection with the purchase we entered into a 51-year lease of the land upon which the buildings are located. The lease was paid in advance in the amount of $28.0 million (Note 6). The total consideration paid for the land lease and the buildings of $108.0 million was comprised of $54.0 million in cash and a $54.0 million mortgage note payable (Note 5).

The capitalized cost of the buildings was reduced by the existing deferred rent in the amount of $3.1 million related to the previous operating lease on the buildings. In addition, we capitalized $1.1 million of acquisition costs incurred in connection with the purchase. The net purchase price of the buildings of $78.0 million is stated at cost, net of accumulated depreciation, and is included as a component of Property and Equipment on the Condensed Consolidated Balance Sheets. Depreciation is computed using the straight-line method over the estimated useful life of 25 years.

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

SFAS No. 142 prescribes a two-step process for transitional impairment testing of goodwill. The first step, screens for impairment, while the second step, measures the impairment, if any. We performed our transitional goodwill impairment test during the first quarter of fiscal 2003, which did not indicate impairment existed. SFAS No. 142 requires impairment testing based on reporting units, however, we operate in one segment which we consider our sole reporting unit. Therefore, goodwill was tested for impairment at the entity level. The fair value of the entity, which was determined based on current market capitalization, exceeded its carrying value, and goodwill was determined not to be impaired. Further, when our annual impairment test was performed during the fourth quarter of fiscal 2003, goodwill was determined not to be impaired.

The changes in the carrying amount of goodwill for the three months ended February 29, 2004 are as follows:

Amount
Balance as of November 30, 2003	$103,006
Tax benefit from acquired net operating losses	(4,315)

Balance as of February 29, 2004	$98,691

We had no intangible assets that are not subject to amortization as of either of the periods presented. The following is a summary of amortized acquired intangible assets for the periods indicated (in thousands):

	February 29, 2004			November 30, 2003
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Existing technology	$21,030	$(16,683)	$4,347	$21,030	$(15,490)	$5,540
Customer base	4,960	(4,316)	644	4,960	(4,042)	918
Workforce	—	—	—	—	—	—
Trademarks	1,550	(1,310)	240	1,550	(1,228)	322
Non-compete agreement	480	(447)	33	480	(397)	83
OEM customer royalty agreements	1,000	(367)	633	1,000	(317)	683
Maintenance agreements	600	(313)	287	600	(271)	329

Total	$29,620	$(23,436)	$6,184	$29,620	$(21,745)	$7,875

The following is a summary of the aggregate acquired intangible assets amortization expense for the periods indicated (in thousands):

Amount
Three months ended, February 29, 2004	$1,691

Three months ended, February 28, 2003	$1,690

The estimated future amortization expense of acquired intangible assets as of February 29, 2004 is as follows (in thousands):

Amount
Remaining 2004	$4,511
2005	1,391
2006	200
2007	82
Thereafter	—

Total	$6,184

5. LONG TERM DEBT AND LINE OF CREDIT

Mortgage Note Payable

In connection with the corporate headquarters purchase in June 2003, we recorded a $54.0 million mortgage note payable to a financial institution collateralized by the commercial real property acquired. The mortgage note payable carries a fixed annual interest rate of 5.09% and a 20-year amortization. The principal balance remaining at the end of the 10-year term of $33.9 million is due as a final balloon payment on July 1, 2013. We are prohibited from acquiring another company without prior consent from the lender unless we maintain between $100.0 million and $300.0 million of cash and cash equivalents, depending on various other non-financial terms as defined in the agreements. In addition, we are subject to certain non-financial covenants as defined in the agreements. We were in compliance with all covenants at February 29, 2004.

We capitalized $0.7 million in financing fees in connection with the mortgage note payable. These fees are included in Other Assets on the Condensed Consolidated Balance Sheets and are amortized to interest expense over the term of the loan of 10 years.

Line of Credit

In connection with the mortgage note payable, we entered into a one-year $20.0 million revolving line of credit with Silicon Valley Bank that matures on June 23, 2004. As of February 29, 2004, no amounts were drawn on this line of credit. Interest is charged on any outstanding amounts at the greater of the financial institution’s Prime Rate plus 4.25% or, if elected, a rate of 2.75% per annum in excess of the LIBOR Rate. We are required to maintain a minimum unrestricted cash, cash equivalent, and short term investment balance of $150.0 million as well as other non-financial covenants defined in the agreement. We were in compliance with all covenants at February 29, 2004.

6. COMMITMENTS AND CONTINGENCIES

Letter of Credit

In connection with the mortgage note payable (Note 5), we entered into an irrevocable letter of credit with Silicon Valley Bank in the amount of $13.0 million. The letter of credit automatically renews for successive one-year periods until the mortgage note payable has been satisfied in full and is collateralized by the Line of Credit (Note 5).

Prepaid Land Lease

In June 2003, we entered into a 51-year lease of the land upon which our corporate headquarters is located. The lease was paid in advance for a total of $28.0 million, but is subject to adjustments every ten years based upon changes in fair market value. Should it become necessary, we have the option to prepay any rent increases due as a result of a change in fair market value. This prepaid land lease is being amortized using the straight-line method over the life of the lease; the portion to be amortized over the next twelve months is included in Other Current Assets and the remainder is included in Other Assets on our Condensed Consolidated Balance Sheets.

Operating Commitments

We lease office space and equipment under non-cancelable operating leases with various expiration dates through March 2014. Rental expense was approximately $1.5 million and $5.5 million for the first quarter of fiscal 2004 and 2003, respectively.

As of February 29, 2004, contractual commitments associated with indebtedness and lease obligations is as follows (in thousands):

	Remaining 2004	2005	2006	2007	2008	Thereafter	Total
Operating commitments:
Debt principal	$1,226	$1,709	$1,798	$1,892	$1,990	$44,463	$53,078
Debt interest	2,005	2,600	2,511	2,417	2,319	9,358	21,210
Operating leases	2,513	2,022	1,749	1,309	1,285	2,225	11,103

Total operating commitments	5,744	6,331	6,058	5,618	5,594	56,046	85,391
Restructuring-related commitments:
Operating leases, net of sublease income	5,143	6,872	6,351	6,448	6,639	14,994	46,447

Total commitments	$10,887	$13,203	$12,409	$12,066	$12,233	$71,040	$131,838

Restructuring-related lease obligations are as follows (in thousands):

	Remaining 2004	2005	2006	2007	2008	Thereafter	Total
Gross lease obligations	$6,556	$8,586	$7,260	$7,368	$7,588	$16,549	$53,907
Sublease income	(1,413)	(1,714)	(909)	(920)	(949)	(1,555)	(7,460)

Net lease obligations	$5,143	$6,872	$6,351	$6,448	$6,639	$14,994	$46,447

As of February 29, 2004, future minimum lease payments under restructured non-cancelable operating leases, include $36.8 million provided for as accrued restructuring costs and $3.7 million provided for as acquisition integration liabilities. These amounts are included in Accrued Excess Facilities Costs on our Condensed Consolidated Balance Sheets.

Derivative Instruments

We conduct business in North America, South America, Europe, Asia and the Middle East. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. A majority of our sales are currently made in U.S. dollars. We enter into foreign currency forward exchange contracts (“forward contracts”) to manage exposure related to accounts receivables denominated in foreign currencies. We do not enter into derivative financial instruments for trading purposes. Gains and losses on the contracts are included in other income (expense) in our Condensed Consolidated Statements of Operations and offset foreign exchange gains or losses from the revaluation of intercompany balances. Our foreign exchange forward contracts relating to accounts receivable generally have original maturities corresponding to the due dates of the receivables. We had outstanding forward contracts with notional amounts totaling approximately $5.5 million at February 29, 2004, which expire at various dates through December 2004. The fair value of these contracts at February 29, 2004 was approximately $5.6 million.

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

7. COMPREHENSIVE INCOME

A summary of comprehensive income, on an after-tax basis where applicable, is as follows (in thousands):

	Three Months Ended,
	February 29, 2004	February 28, 2003
Net income	$8,528	$1,661
Translation gain (loss)	233	(103)
Change in unrealized gain on investments	1,374	739

Comprehensive income	$10,135	$2,297

Components of accumulated other comprehensive income, on an after-tax basis where applicable, is as follows (in thousands):

	February 29, 2004	November 30, 2003
Cumulative translation adjustments	$360	$127
Unrealized gains on investments	1,472	98

Accumulated other comprehensive income	$1,832	$225

8. PROVISION FOR INCOME TAXES

Our current estimate of our annual effective tax rate on anticipated operating income for the 2004 tax year is 41%. The estimated annual effective tax rate of 41% has been used to record the provision for income taxes for the three-month periods ended February 29, 2004 and February 28, 2003. The estimated annual effective tax rate differs from the U.S. statutory rate primarily due to state taxes, foreign tax rate differences, and R&D tax credits. We maintained a full valuation allowance on the deferred tax assets because we expect that it is more likely than not that all deferred tax assets will not be realized in the foreseeable future

9. NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share for the periods indicated (in thousands, except per share data):

	Three Months Ended,
	February 29, 2004	February 28, 2003
Net income	$8,528	$1,661

Weighted-average common shares used to compute basic net income per share	209,188	210,224
Effect of dilutive securities:
Common stock equivalents	13,253	11,448
Common stock subject to repurchase	11	266

Weighted-average common shares used to compute diluted net income per share	222,452	221,938

Net income per share – basic	$0.04	$0.01

Net income per share – diluted	$0.04	$0.01

The following table sets forth potential weighted average common shares that are not included in the diluted net income per share calculation above because to do so would be anti-dilutive for the periods indicated (in thousands):

	Three Months Ended,
	February 29, 2004	February 28, 2003
Options to purchase common stock	19,540	8,500

10. COMMON STOCK RETIRED

In February 2004, Reuters sold 69 million shares of our outstanding common stock at a price of $6.85 per share in a registered public offering. Pursuant to the terms of the Registration and Repurchase Agreement with Reuters, we repurchased and retired approximately 16.8 million shares of our common stock at the same price of $6.85 per share, totaling $115 million. This completed our obligation under the agreement to repurchase shares from Reuters.

11. RELATED PARTY TRANSACTIONS

Reuters

We have entered into commercial transactions with Reuters Group PLC, including its wholly owned and partially owned subsidiaries (collectively, “Reuters”), one of our stockholders. As of February 29, 2004, Reuters owned approximately 9% of the issued and outstanding shares of our capital stock.

Reuters is a distributor of our products to customers in the financial services segment. Through the third quarter of fiscal 2003, we had a license, distribution and maintenance agreement with Reuters pursuant to which Reuters agreed to pay a minimum guaranteed distribution fee, which consists of a portion of Reuters’ revenue from its sales of our products and related services and maintenance, to us in the amount of $20.0 million per year through December 2003. Reuters had guaranteed minimum distribution fees of $20.0 million for each of the years ended December 31, 2003, 2002, and 2001. These fees were recognized ratably over the corresponding period as related party revenue. If actual distribution fees due from Reuters’ exceeded the cumulative minimum year-to-date guarantee, incremental fees were due. Such incremental fees were recognized in the period when the year-to-date fees exceeded the cumulative minimum guarantee. Royalty payments to Reuters for resale of Reuters’ products and services and fees associated with sales to the financial services segment were classified as related party cost of sales. In addition, the agreement required us to provide Reuters with internal maintenance and support until December 31, 2011 for a fee of $2.0 million per year plus an annual CPI-based increase, subject to Reuters’ annual renewal option. This amount was recognized ratably over the corresponding period as related party maintenance revenue.

In October 2003, we entered into a new commercial agreement with Reuters relating to the licensing, distribution and maintenance of our products that replaced our original agreement with Reuters. Pursuant to this new agreement, Reuters will continue to act as a non-exclusive reseller of our products to certain specified customers in the financial services market until March 2005 and will pay us a distribution license fee equal to 60% of license revenue it receives from sales to such customers. Reuters may also continue to use our products internally and embed them into its solutions. Reuters has agreed to continue to pay us minimum guaranteed fees in the amount of $5 million per quarter through March 2005. The quarterly minimum guaranteed fees will be reduced by an amount equal to 10% of the license and maintenance revenue from our sales to financial services companies (or, in the case of customers transitioned to us by Reuters, 40% of our maintenance revenues from such customers for up to one year after effectiveness of the agreement). Furthermore, Reuters began transitioning maintenance and support of our products for its customers, as well as associated revenues, upon entering into the new agreement. As a result, we began providing maintenance and support services directly to customers transitioned from Reuters in the fourth quarter of fiscal 2003. In addition to acting as a reseller of our products in the financial services market, Reuters will be eligible to receive a fee of between 5% and 20% of revenue from sales to approved customers referred to us by Reuters, depending upon the level of assistance Reuters provides in supporting the sale.

We recognized $7.5 million and $11.2 million in revenue from Reuters in the first fiscal quarter of 2004 and 2003, respectively. Revenue from Reuters consists primarily of product and maintenance fees on its sales of TIBCO products under the terms of the license, maintenance and distribution agreement with Reuters. In addition, during the first quarter of fiscal 2003, we recognized $1.7 million in distribution fees for arrangements outside the terms of the license agreement with Reuters. No distribution fees for arrangements outside the terms of the license agreement with Reuters were recognized in the first quarter of fiscal 2004. Revenue from Reuters accounted for approximately 10.0% and 17.6% of total revenue for the first fiscal quarter of 2004 and 2003, respectively. We incurred $0.3 million and $0.4 million in royalty and commission expense to Reuters in the first quarter of fiscal 2004 and 2003, respectively.

Cisco Systems

Revenue from Cisco Systems, Inc., an authorized reseller, consists primarily of product and maintenance fees on its sales of TIBCO products. We recognized $0.4 million and $2.2 million in revenue from Cisco Systems in the first quarter of fiscal 2004 and 2003, respectively. As of February 29, 2004, Cisco Systems was no longer one of our principal stockholders.

12. STOCK-BASED COMPENSATION

	Three Months Ended
	February 29, 2004	February 28, 2003
Stock-based compensation related to:
Cost of sales	$14	$54
Research and development	25	227
Sales and marketing	36	37
General and administrative	3	39

Total	$78	$357

For options granted to employees and in connection with acquisitions we recorded a total of $58.4 million in unearned compensation through February 29, 2004, representing the difference between the fair value of our common stock at the date of grant and the exercise price of such options. In addition, as of February 29, 2004, we expect to record a negligible amount of additional acquisition related compensation expense in connection with additional cash consideration contingent on the vesting and exercise of stock options and restricted stock, which were unvested at the acquisition date.

Stock-based compensation expense related to stock options granted to consultants is recognized as earned using the multiple option method, and is shown by expense category. At each reporting date, we re-value the stock options using the Black-Scholes option-pricing model. As a result, stock-based compensation expense will fluctuate as the fair market value of our common stock fluctuates. In connection with the grant of stock options to consultants, we recognized a negligible amount of stock-based compensation expense for the first quarter of fiscal 2004 and $0.1 million stock-based compensation income for the first quarter of fiscal 2003, for the reversal of stock based compensation expense caused by a decline in the fair value of our common stock.

Payroll taxes due as a result of employee exercises of nonqualified stock options were negligible for the first quarter of fiscal 2004 and 2003.

13. SEGMENT INFORMATION

We operate primarily in one industry segment: the development and marketing of a suite of software products that enables businesses to link internal operations, business partners and customer channels through the real-time distribution of information. Revenue by geographic area is as follows (in thousands):

	Three Months Ended
	February 29, 2004	February 28, 2003
Americas	$28,686	$32,091
Europe	38,444	27,329
Pacific Rim	7,271	4,233

Total Revenue	$74,401	$63,653

Revenue from Reuters, a related party for the period ended February 28, 2003, is primarily included in the European geographic segment and accounted for 10.0% and 17.6% of total revenue for the first quarter of fiscal 2004 and 2003, respectively. One customer accounted for 16.0% of total revenue in the first quarter of fiscal 2004. Other than Reuters, no single customer accounted for greater than 10.0% of total revenue during the first quarter of fiscal 2003. Long-lived assets outside the United States at February 29, 2004 and February 28, 2003 were not material.

One customer accounted for 26.3% and 24.4% of our net accounts receivables at February 29, 2004 and February 28, 2003, respectively.

14. RESTRUCTURING CHARGE

During fiscal 2003, 2002 and 2001, we recorded restructuring charges totaling $71.6 million, consisting of $5.6 million for headcount reductions, $54.3 million for consolidation of facilities, $11.1 million for related write-down of leasehold improvements and $0.6 million of other related restructuring charges. These restructuring charges were recorded to align our cost structure with changing market conditions. We are currently working with corporate real estate brokers to sublease unoccupied facilities.

In connection with the acquisition of Talarian in the second quarter of fiscal 2002 we recorded an accrual for acquisition integration liabilities which includes the incremental costs to exit and consolidate activities at Talarian locations, termination of certain Talarian employees, and for other costs to integrate operating locations and other activities of Talarian. The accrual was recorded using the guidance provided by EITF 95-3 “Recognition of Liabilities in a Purchase Business Combination” which requires that these acquisition integration expenses, which are not associated with the generation of future revenues and have no future economic benefit, be reflected as assumed liabilities in the allocation of the purchase price to the net assets acquired. We abandoned the Talarian facilities and recorded an accrual of $7.4 million for the estimated losses to be incurred to sublet such facilities. In addition, we recorded an accrual of $1.0 million for severance related to the termination of redundant personnel.

The following sets forth our accrued restructuring costs as of February 29, 2004 (in thousands). Accrued excess facilities costs represent the estimated loss on abandoned facilities, net of sublease income, that is expected to be paid over the next six years.

Excess Facilities
Balance at November 30, 2003	$42,522
Cash utilized during first quarter of fiscal 2004	2,051

Balance at February 29, 2004	$40,471

15. ADOPTION OF STOCKHOLDER RIGHTS PLAN

On February 13, 2004, our Board of Directors adopted a stockholder rights plan designed to guard against partial tender offers and other coercive tactics to gain control of the company without offering a fair and adequate price and terms to all of our stockholders.

In connection with the plan, the Board declared a dividend of one right (a “Right”) to purchase one one-thousandth share of our Series A Participating Preferred Stock (“Series A Preferred”) for each share of our common stock outstanding on March 5, 2004 (the “Record Date”). Of the 75.0 million shares of preferred stock authorized under our Certificate of Incorporation, as amended, 25.0 million have been designated as Series A Preferred. The Board further directed the issuance of one such right with respect to each share of our common stock that is issued after the Record Date, except in certain circumstances. The rights will expire on March 5, 2014.

The rights are initially attached to our common stock and will not trade separately. If a person or a group (an “Acquiring Person”) acquires 15% or more of our common stock, or announces an intention to make a tender offer for 15% or more of our common stock, the rights will be distributed and will thereafter trade separately from the common stock. Each right will be exercisable for 1/1000th of a share of Series A Preferred at an exercise price of $70 (the “Purchase Price”). The preferred stock has been structured so that the value of 1/1000th of a share of such preferred stock will approximate the value of one share of common stock. Upon a person becoming an Acquiring Person, holders of the rights (other than the Acquiring Person) will have the right to receive, upon exercise, shares of our common stock having a value equal to two times the Purchase Price.

If a person becomes an Acquiring Person and we are acquired in a merger or other business combination, or 50% or more of our assets are sold to an Acquiring Person, the holder of rights (other than the Acquiring Person) will have the right to receive shares of common stock of the acquiring corporation having a value equal to two times the Purchase Price. After a person has become an Acquiring Person, our Board of Directors may, at its option, require the exchange of outstanding rights (other than those held by the Acquiring Person) for common stock at an exchange ratio of one share of our common stock per right.

The Board may redeem outstanding rights at any time prior to a person becoming an Acquiring Person at a price of $0.001 per Right. Prior to such time, the terms of the rights may be amended by the Board.

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

Our revenue in the first quarter of fiscal 2004 and 2003 consisted primarily of license and maintenance fees from our customers and distributors, including fees from Reuters pursuant to our license agreement, both of which were primarily attributable to sales of our TIBCO ActiveEnterprise product suite. In addition, we receive fees from our customers for providing project integration services. We also receive revenue from our strategic relationships with business partners who embed our products in their hardware and networking systems as well as from systems integrators who resell our products.

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

Our revenue is derived from a diverse customer base. One customer, IT Telecom, accounted for 16.0% of revenue during the first quarter of fiscal 2004 and, with the exception of Reuters, no single customer represented greater than

10.0% of total revenue during the first quarter of fiscal 2003. During the first quarter of fiscal 2004 and 2003, Reuters represented 10.0% and 17.6% of total revenue, respectively. One customer, IT Telecom, accounted for 26.3% of our net accounts receivable at February 29, 2004 and one customer, FedEx Corporation, accounted for 24.4% of our net accounts receivables at February 28, 2003. We establish allowances for doubtful accounts based on our evaluation of collectibility and an allowance for returns and discounts based on specifically identified credits and historical experience.

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

Relationship with Reuters

Reuters had been the primary distributor of our products to customers in the financial services segment since 1997. As of February 29, 2004, Reuters owned approximately 9% of our outstanding capital stock. Through the third quarter of fiscal 2003, we had a license, maintenance and distribution agreement with Reuters pursuant to which Reuters was paying us certain minimum guaranteed distribution fees related to sales of our products to financial services customers. Reuters’ obligations with respect to these minimum guaranteed distribution fees were to expire at the end of calendar 2003. For the three months ended February 29, 2004 and for each of the calendar years ended December 31, 2003 and 2002, Reuters’ guaranteed minimum distribution fees were $4.3 million, $20.0 million and $20.0 million, respectively. These fees were recognized ratably in the period earned as related party revenue. In addition, our previous agreement with Reuters required us to provide Reuters with internal maintenance and support for a fee of $2.0 million per year plus an annual CPI-based increase. To date, this amount has been recognized ratably over the corresponding period as related party service and maintenance revenue.

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

In October 2003, we entered into a new agreement with Reuters relating to the licensing, distribution and maintenance of our products that replaced our original agreement with Reuters. Pursuant to the terms of this new agreement, Reuters will continue to act as a non-exclusive reseller of our products to certain specified customers in the financial services market until March 2005 and will pay us a distribution license fee equal to 60% of license revenue it receives from sales to such customers. Reuters may also continue to use our products internally and embed them into its solutions. We have agreed to provide certain fee-based support services to Reuters for TIBCO products Reuters uses internally and may provide additional support services if purchased by Reuters. We now have the right to market and sell our products, other than risk management and market data distribution products, directly and through third party resellers (other than four specified resellers) to customers in the financial services market. The limitations on our ability to sell risk management and market data distribution products and to resell through the specified resellers will expire in May 2008. Reuters has agreed to continue to pay us minimum guaranteed fees in the amount of $5.0 million per quarter through March 2005. The quarterly minimum guaranteed fees will be reduced by an amount equal to 10% of the license and maintenance revenues from our sales to financial services companies (or, in the case of customers transitioned to us by Reuters, 40% of our maintenance revenue from such customers for up to one year after effectiveness of the agreement).

Reuters has begun transitioning maintenance and support of our products for its customers, as well as associated revenue, in accordance with the new agreement. As a result, we began providing maintenance and support services directly to customers transitioned from Reuters in the fourth quarter of fiscal 2003. Consequently, service and maintenance revenue and associated costs increased as a result of our assumption of Reuters’ contracts in the fourth quarter of fiscal 2003 and we expect these increases to continue through at least fiscal 2004. To the extent, as a result of our increased service and maintenance obligations, our cost of revenue increases faster than our service and maintenance revenue, our gross margins will be adversely affected.

In addition to acting as a reseller of our products in the financial services market, Reuters is eligible to receive a fee of between 5% and 20% of revenue from sales to approved customers referred to us by Reuters, depending upon the level of assistance Reuters provides in supporting the sale.

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

Our significant accounting policies are described in Note 2 to the annual consolidated financial statements as of and for the year ended November 30, 2003, included in our Form 10-K filed with the Securities and Exchange Commission on January 20, 2004 and Note 2 to condensed consolidated financial statements as of and for the quarter ended February 29, 2004, included herein. We believe our most critical accounting policies and estimates include the following:

•	revenue recognition;

•	allowance for doubtful accounts, returns and discounts:

•	accrued restructuring costs;

•	accounting for income taxes;

•	valuation of long-lived and intangible assets; and

•	accounting for investments.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain financial data as a percentage of total revenue:

	Three Months Ended,
	February 29, 2004	February 28, 2003
Revenue:
License revenue:
Non-related parties	49%	39%
Related parties	6	16

Total license revenue	55	55

Software and maintenance revenue:
Non-related parties	39	39
Related parties	5	5
Reimbursable expenses	1	1

Total software and maintenance revenue	45	45

Total revenue	100	100

Cost of revenue:
Stock-based compensation	—	—
Other cost of revenue non-related parties	22	23
Other cost of revenue related parties	—	—

Total cost of revenue	22	23

Gross profit	78	77

Operating expenses:
Research and development:
Stock-based compensation	—	—
Other research and development	18	27
Sales and marketing:
Stock-based compensation	—	—
Other sales and marketing	36	42
General and administrative:
Stock-based compensation	—	—
Other general and administrative	6	8
Restructuring charge	—	2
Amortization of acquired intangibles	1	1

Total operating expenses	61	80

Income (loss) from operations	17	(3)
Interest and other income, net	2	8

Income before income taxes	19	5
Provision for income taxes	8	2

Net income	11%	3%

REVENUE

Total Revenue

	Three-months ended,
	February 29, 2004	Change	February 28, 2003
	(in thousands, except percentages)
Total revenue	$74,401	16.9%	$63,653
As percent of total revenue	100.0%	—	100.0%

Total revenue increased for the three months ended February 29, 2004 compared to the same period of the prior year primarily due to increasing license revenue from new customers combined with an increase in maintenance revenue. In the first quarter of fiscal 2003, total revenue included $3.3 million in incremental fees related to Reuters exceeding its calendar 2002 guaranteed minimum distribution fees; no incremental fees were recognized in the first quarter of fiscal

2004. Also during the first quarter of fiscal 2003, an additional $1.7 million in distribution fees was recognized for arrangements outside the terms of the license agreement with Reuters. We recognized $7.5 million and $11.2 million in revenue from Reuters, representing approximately 10.0% and 17.6% of our total revenue, for the first fiscal quarters of 2004 and 2003, respectively. One customer, IT Telecom, accounted for 16.0% of total revenue in the first quarter of fiscal 2004. Other than Reuters, no customer accounted for greater than 10% of total revenue during the first quarter of fiscal 2003.

License Revenue

	Three-months ended,
	February 29, 2004	Change	February 28, 2003
	(in thousands, except percentages)
License revenue	$40,770	16.6%	$34,975

As percent of total revenue	54.8%	(0.1)%	54.9%

The increase in license revenue for the first quarter of fiscal 2004 as compared to the same period of the prior year was primarily due an increase in license revenue from European customers.

Service and Maintenance Revenue

	Three-months ended,
	February 29, 2004	Change	February 28, 2003
	(in thousands, except percentages)
Service and maintenance revenue	$33,631	17.3%	$28,678

As percent of total revenue	45.2%	0.1%	45.1%

The increase in service and maintenance revenue in absolute dollars for the first fiscal quarter of 2004 as compared to the same quarter of 2003 was primarily due to an increased installed software base, which resulted in increased maintenance revenue. We added approximately 250 new customers to our customer base since the end of the first quarter of fiscal 2003. In addition, we strategically focused on the renewal of maintenance contracts with our installed software base. As a result, maintenance revenue increased from $20.4 million in the first quarter of fiscal 2003 to $24.0 million in the same quarter of 2004. Service revenue increased from $8.3 million to $9.6 million primarily due to higher utilization of our professional services group.

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

	Three-months ended,
	February 29, 2004	Change	February 28, 2003
	(in thousands, except percentages)
Cost of revenue, excluding stock-based compensation	$16,399	10.6%	$14,826

As percent of total revenue	22.0%	(1.3)%	23.3%

The increase in absolute dollars for the first quarter of fiscal 2004 as compared to the same quarter of 2003 resulted primarily from increased travel costs of $0.7 million, increased compensation costs of $0.7 million and a $0.6 million increase in internal consulting activities partially offset by a $0.4 million reduction in royalty payments primarily due to the mix of products sold during the period and renegotiated agreements with these suppliers. In addition, the purchase of our corporate facilities resulted in a net cost savings of approximately $0.6 million in the first quarter of fiscal 2004 and an increase in professional fees of $0.5 million.

There were no royalties due to Reuters in the first quarter of fiscal 2004 and $0.4 million in royalties due to Reuters in the first quarter of fiscal 2003.

OPERATING EXPENSES

Research and Development Expenses, Excluding Stock-Based Compensation

Research and development expenses consist primarily of personnel, third party contractors and related costs associated with the development and enhancement of our suite of products.

	Three-months ended,
	February 29, 2004	Change	February 28, 2003
	(in thousands, except percentages)
Research and development expenses, excluding stock-based compensation	$13,094	(24.2)%	$17,277

As percent of total revenue	17.6%	(9.5)%	27.1%

The decrease in research and development expense in absolute dollars for the first quarter of fiscal 2004 as compared to the same quarter of 2003 was primarily due to savings from the purchase of our corporate facilities and lower compensation costs. The purchase of our corporate facilities resulted in a net savings of approximately $1.2 million for the first quarter of fiscal 2004. Compensation expenses decreased by approximately $1.3 million as a result of a reduction in research and development staff. In addition, a reduction in the cost of third-party contractors resulted in a savings of approximately $0.3 million in the first quarter of fiscal 2004.

We believe that continued investment in research and development is important to attaining our strategic objectives and, as a result, expect that spending on research and development will remain relatively stable for the remainder of fiscal 2004.

Sales and Marketing Expenses, Excluding Stock-Based Compensation

Sales and marketing expenses consist primarily of personnel and related costs of our direct sales force and marketing staff and the cost of marketing programs, including customer conferences, promotional materials, trade shows and advertising.

	Three-months ended,
	February 29, 2004	Change	February 28, 2003
	(in thousands, except percentages)
Sales and marketing expenses, excluding stock-based compensation	$26,600	(0.9)%	$26,849

As percent of total revenue	35.8%	(6.4)%	42.2%

The decrease in sales and marketing expense in absolute dollars for the first quarter of fiscal 2004 as compared to the same quarter of 2003 resulted primarily from lower internal consulting, promotion and facilities costs partially offset by increased compensation, recruiting, professional and travel expenses. Several of our consulting engineers were utilized for sales and marketing activities in the first quarter of fiscal 2003, which was not repeated in the first quarter of fiscal 2004, resulting in approximately $0.8 million in cost savings. In addition, promotion costs decreased by approximately $0.6 million due to a lower level of marketing activity in 2004 as well as a net savings of $0.6 million from the purchase of our corporate headquarters. These costs savings were partially offset by an increase in compensation costs of $0.8 million as a result of higher commissionable revenue and an increase in travel expenses of $0.4 million due to increased sales activity.

We intend to continue to maintain our current focus on our direct sales organization and to develop product-marketing programs and, accordingly, expect that sales and marketing expenditures will remain relatively stable for the remainder of fiscal 2004.

General and Administrative Expenses, Excluding Stock-Based Compensation

General and administrative expenses consist primarily of personnel and related costs for general corporate functions, including executive, legal, finance, accounting and human resources.

	Three-months ended,
	February 29, 2004	Change	February 28, 2003
	(in thousands, except percentages)
General and administrative expenses, excluding stock-based compensation	$4,803	(4.4)%	$5,025

As percent of total revenue	6.4%	(1.5)%	7.9%

The decrease in general and administrative expense in absolute dollars for the first quarter of fiscal 2004 as compared to the same quarter of 2003 was primarily due to the purchase of our corporate facilities, resulting in a net savings of approximately $0.5 million for the first quarter of fiscal 2004 which was partially offset by an increase in compensation costs of approximately $0.7 million.

We expect that general and administrative expenses will remain relatively stable as a percentage of revenue for the remainder of fiscal 2004.

Stock-based Compensation

Stock-based compensation expense principally relates to stock options assumed in acquisitions, stock options granted to consultants and the employer portion of payroll taxes due as a result of employee exercises of stock options. We account for employee stock-based compensation as discussed in Note 2 to our condensed consolidated financial statements. Stock-based compensation expense related to stock options granted to consultants is recognized as earned using the multiple option method and is shown by expense category. At each reporting date, we re-value the consultants stock options using the Black-Scholes option-pricing model. As a result, stock-based compensation expense will fluctuate as the fair market value of our common stock fluctuates.

	Three-months ended,
	February 29, 2004	Change	February 28, 2003
	(in thousands, except percentages)
Stock-based compensation expense	$78	(78.2)%	$357

As percent of total revenue	0.1%	(0.5)%	0.6%

The decrease in stock-based compensation in the first fiscal quarter of 2004 as compared to the same period of the prior year was primarily the result of a $0.4 million decrease in employee- and acquisition-related stock-based compensation. These options were recognized using the multiple option method, as prescribed by FIN 28, over the option vesting period. Because the majority of these options are substantially fully vested, the remaining compensation cost is minimal. The decrease in stock-based compensation expense was partially offset by a $0.1 million increase in expense related to stock options granted to consultants resulting from an increase in the fair market value of our common stock.

Restructuring charge

During fiscal 2001 through fiscal 2003, we recorded restructuring charges totaling $71.6 million, consisting of $5.6 million for headcount reductions, $54.3 million for consolidation of facilities, $11.1 million for related write-down of leasehold improvements and $0.6 million of other related restructuring charges. These restructuring charges were recorded to align our cost structure with changing market conditions. We are currently working with corporate real estate brokers to sublease unoccupied facilities.

In connection with the acquisition of Talarian in the second quarter of fiscal 2002, we recorded an accrual for acquisition integration liabilities which includes the incremental costs to exit and consolidate activities at Talarian locations, termination of certain Talarian employees, and for other costs to integrate operating locations and other activities of Talarian. The accrual was recorded using the guidance provided by EITF 95-3 “Recognition of Liabilities in a Purchase Business Combination” which requires that these acquisition integration expenses, which are not associated with the generation of future revenues and have no future economic benefit, be reflected as assumed liabilities in the allocation of the purchase price to the net assets acquired. We abandoned the Talarian facilities and recorded an accrual of $7.4 million for the estimated losses to be incurred to sublet such facilities. In addition, we recorded an accrual of $1.0 million for severance related to the termination of redundant personnel.

The following sets forth our accrued excess facilities costs as of February 29, 2004. These costs represent our estimated loss on abandoned facilities, net of sublease income, which we expect to pay over the next six years. See Notes 2 and 14 to our condensed consolidated financial statements.

Excess Facilities
Balance at November 30, 2003	$42,522
Cash utilized during first quarter of fiscal 2004	2,051

Balance at February 29, 2004	$40,471

Amortization of acquired intangibles

Intangible assets are comprised of trademarks and established customer bases, as well as non-compete, maintenance and OEM customer royalty agreements.

	Three-months ended,
	February 29, 2004	Change	February 28, 2003
	(in thousands, except percentages)
Amortization of acquired intangibles	$499	0.0%	$499
As percent of total revenue	0.7%	(0.1)%	0.8%

We did not acquire any new intangibles or make any adjustments to our existing acquired intangibles. As a result, amortization of acquired intangibles remained stable year over year.

Interest and other income (expense), net

Interest and other income (expense), net, includes interest income, realized gains and losses on investments, long-term debt interest expense and other miscellaneous income and expense items.

	Three-months ended,
	February 29, 2004	Change	February 28, 2003
	(in thousands, except percentages)
Interest and other income, net	$1,615	(68.4)%	$5,103
As percent of total revenue	2.2%	(5.8)%	8.0%

The decrease in interest and other income, net in absolute dollars for the first quarter of fiscal 2004 as compared to the same quarter of 2003 was primarily due to lower interest income in 2004 combined with net foreign exchange losses. Interest income decreased 47.6% from $4.0 million in the first quarter of fiscal 2003 to $2.1 million in the first quarter of fiscal 2004. This decrease was primarily due to the decline in interest rates on our investments combined with a decrease in our investment asset base as a result of our repurchase and retirement of $115 million of our common stock. During the first quarter of fiscal 2004 and 2003, we had a net foreign exchange loss of $0.2 million and a net foreign exchange gain of $0.7 million, respectively. This increase in expense was the result of the weakening of the dollar against the Euro and the British Pound. No investment impairment charges were recognized during the first quarter of fiscal 2004, and $0.3 million of impairment charges were recognized in the first quarter of fiscal 2003.

Provision for income taxes

Our current estimate of our annual effective tax rate on anticipated operating income for the 2004 tax year is 41%. The estimated annual effective tax rate of 41% has been used to record the provision for income taxes for the three-month periods ended February 29, 2004 and February 28, 2003. The estimated annual effective tax rate differs from the U.S. statutory rate primarily due to state taxes, foreign tax rate differences, and R&D tax credits. We maintained a full valuation allowance on the deferred tax assets because we expect that it is more likely than not that all deferred tax assets will not be realized in the foreseeable future.

LIQUIDITY AND CAPITAL RESOURCES

At February 29, 2004, we had cash and cash equivalents of $86.2 million, representing a increase of $2.9 million from November 30, 2003.

Net cash provided by operating activities for the three months ended February 29, 2004 was $19.5 million resulting from our net income of $8.5 million combined with non-cash charges of $8.9 million combined with a net change in assets and liabilities of $2.1 million. Net cash provided by operating activities for the three months ended February 28, 2003 was $10.7 million resulting primarily from net cash collections of $18.2 million offset by year-end commissions and bonus payments of $6.8 million.

To the extent that the non-cash items increase or decrease our future operating results, there will be no corresponding impact on our cash flows. After excluding the effects of these non-cash charges, the primary changes in cash flows relating to operating activities result from changes in working capital. Our primary source of operating cash flows is the collection of accounts receivable from our customers. Our operating cash flows are also impacted by the timing of payments to our vendors for accounts payable. We generally pay our vendors and service providers in accordance with the invoice terms and conditions. The timing of cash payments in future periods will be impacted by the terms of accounts payable arrangements and management’s assessment of our cash inflows.

Net cash provided by investing activities was $91.6 million and $39.4 million for the first quarter of fiscal 2004 and 2003, respectively. Net cash provided by investing activities related primarily from net sales and maturities of short-term investments.

Net cash used in financing activities for the first quarter of fiscal 2004 was $108.6 million resulting primarily from $115.0 million purchase of our common stock pursuant to our repurchase agreement with Reuters, partially offset by $6.8 million in proceeds from the exercise of stock options and stock purchases under our Employee Stock Purchase Program. Net cash provided by financing activities in the first quarter of fiscal 2003 was $2.9 million in proceeds from the exercise of stock options and stock purchases under our Employee Stock Purchase Program.

At February 29, 2004 and November 30, 2003, we had $515.9 million and $604.7 million in cash, cash equivalents and investments, respectively. We anticipate our operating expenses to remain relatively stable for the foreseeable future and as a result we intend to fund our operating expenses through cash flows from operations. We expect to use our cash resources to fund capital expenditures as well as acquisitions or investments in complementary businesses, technologies or product lines. We believe that our current cash, cash equivalents and investments and cash flows from operations will be sufficient to meet our anticipated cash requirements for working capital and capital expenditures for at least the next twelve months.

In February 2004, Reuters sold 69 million shares of our outstanding common stock at a price of $6.85 per share in a registered public offering. Pursuant to our Registration and Repurchase agreement with Reuters, we repurchased approximately 16.8 million shares of our common stock at the same price of $6.85 per share, totaling $115 million. This completed our obligation under the agreement to repurchase shares from Reuters.

We lease office space and equipment under non-cancelable operating leases with various expiration dates through March 2014. Rental expense was approximately $1.5 million and $5.5 million for the first quarter of fiscal 2004 and 2003, respectively.

As of February 29, 2004, contractual commitments associated with indebtedness and lease obligations is as follows, (in thousands):

	Remaining 2004	2005	2006	2007	2008	Thereafter	Total
Operating commitments:
Debt principal	$1,226	$1,709	$1,798	$1,892	$1,990	$44,463	$53,078
Debt interest	2,005	2,600	2,511	2,417	2,319	9,358	21,210
Operating leases	2,513	2,022	1,749	1,309	1,285	2,225	11,103

Total operating commitments	5,744	6,331	6,058	5,618	5,594	56,046	85,391
Restructuring-related commitments:
Operating leases, net of sublease income	5,143	6,872	6,351	6,448	6,639	14,994	46,447

Total commitments	$10,887	$13,203	$12,409	$12,066	$12,233	$71,040	$131,838

Restructuring-related lease obligations are as follows (in thousands):

	Remaining 2004	2005	2006	2007	2008	Thereafter	Total
Gross lease obligations	$6,556	$8,586	$7,260	$7,368	$7,588	$16,549	$53,907
Sublease income	(1,413)	(1,714)	(909)	(920)	(949)	(1,555)	(7,460)

Net lease obligations	$5,143	$6,872	$6,351	$6,448	$6,639	$14,994	$46,447

As of February 29, 2004, future minimum lease payments under restructured non-cancelable operating leases include $36.8 million provided for as accrued restructuring costs and $3.7 million for acquisition integration liabilities. These amounts are included in Accrued Excess Facilities Costs on our Condensed Consolidated Balance Sheets.

In February 2004, we entered into a $0.7 million bank guarantee in connection with Value Added Tax refunds for one of our European subsidiaries. The cash restricted in connection with this guarantee is included in Other Assets on our Condensed Consolidated Balance Sheets.

In connection with the mortgage note payable, we entered into a one-year $20.0 million revolving line of credit that matures on June 23, 2004. As of February 29, 2004, no amounts were drawn on this line of credit. We are required to maintain a minimum unrestricted cash, cash equivalent, and short-term investment balance of $150.0 million as well as other non-financial covenants defined in the agreement. We were in compliance with all covenants at February 29, 2004.

As of February 29, 2004, we had a $13.0 million irrevocable standby letter of credit in connection with the mortgage note payable. This letter of credit automatically renews for successive one-year periods, until the mortgage note payable has been satisfied in full. The letter of credit is collateralized by the revolving line of credit described above.

As of February 29, 2004, we had a $5.0 million irrevocable standby letter of credit outstanding in connection with a facility lease. The letter of credit automatically renews annually for the duration of the lease term, which expires in December 2010. The investments pledged for security of the letter of credit are presented as restricted cash and included in Other Assets on the Condensed Consolidated Balance Sheets.

As of February 29, 2004, we had a $0.9 million irrevocable standby letter of credit outstanding in connection with a facility surrender agreement. The letter of credit automatically renews annually for the duration of the letter of credit requirement of the surrender agreement, which expires in June 2006. The investments pledged for security of the letter of credit are presented as restricted cash and included in Other Assets on the Condensed Consolidated Balance Sheets.

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

We may not be able to achieve revenue or earnings growth or obtain sufficient revenue to sustain profitability. While we achieved a modest profit of $8.5 million for the three months ended February 29, 2004 and $11.4 million in fiscal 2003, we incurred a net loss of $94.6 million in fiscal 2002. As of February 29, 2004, we had an accumulated deficit of $149.9 million.

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

Period-to-period comparisons of our operating results may not be a good indication of our future performance. Moreover, our operating results in some quarters have not in the past, and may not in the future, meet the expectations of stock market analysts and investors. This has in the past and may in the future cause our stock price to decline. As a result of our limited operating history and the evolving nature of the markets in which we compete, we have difficulty accurately forecasting our revenue in any given period. In addition to the factors discussed elsewhere in this section, a number of factors may cause our revenue to fall short of our expectations or cause fluctuations in our operating results, including:

•	the announcement or introduction of new or enhanced products or services by our competitors;

•	the relatively long sales cycles for many of our products;

•	the tendency of some of our customers to wait until the end of a fiscal quarter or our fiscal year in the hope of obtaining more favorable terms;

•	the timing of our new products or product enhancements or any delays in such introductions;

•	the delay or deferral of customer implementations of our products;

•	changes in customer budgets and decision making process that could affect both the timing and size of any transaction;

•	any difficulty we encounter in integrating acquired businesses, products or technologies;

•	the amount and timing of operating costs and capital expenditures relating to the expansion of our operations; and

•	changes in local, national and international regulatory requirements.

Our business is subject to seasonal variations which make quarter-to-quarter comparisons difficult.

Our business is subject to variations throughout the year due to seasonal factors in the U.S. and worldwide. These factors include fewer selling days in Europe during the summer vacation season and the impact of the holidays and a slow down in capital expenditures by our customers at calendar year-end (during our first fiscal quarter). These factors typically result in lower sales activity in our first and third fiscal quarters compared to the rest of the year and make quarter-to-quarter comparisons of our operating results less meaningful.

The slowdown in the growth of the market for infrastructure software has caused our revenue to decline in the past and could cause our revenue or results of operations to fall below expectations in the future.

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

The loss of any current customer, including Reuters which accounted for 12% of our revenue in fiscal 2003, could harm our business and cause our stock price to decline.

We do not have long-term sales contracts with any of our customers. There can be no assurance that any of our customers, including Reuters, will continue to purchase our products in the future. As a result, a customer that generates substantial revenue for us in one period may not be a source of revenue in subsequent periods. Sales to Reuters, our largest customer, accounted for 9% of our total revenue in fiscal 2002 and 12% of our total revenue in fiscal 2003.

Our licensing, distribution and maintenance agreement with Reuters places certain limitations on our ability to conduct our business and involves various execution risks to our business.

In October 2003, we entered into a new agreement with Reuters relating to the licensing, distribution and maintenance of Reuters’ products. Prior to such time, we were restricted from selling our products to customers in the financial services market. Pursuant to the terms of the new agreement with Reuters, we are now permitted to market and sell our products, other than risk management and market data distribution products, directly and through third party resellers (other than four specified resellers) to customers in the financial services market. Reuters is phasing-out its role as a general reseller of our products through March 2005, at which time Reuters’ distribution rights will terminate. Reuters will continue to have a non-exclusive right to distribute our products in connection with certain project implementations for a limited number of its existing customers and for pre-existing customer leads until March 2005. After such time, Reuters may continue to internally use and embed our products in its solutions. Consequently, our revenue from the financial services market will be dependent upon our ability to directly market and sell our products in such market or indirectly with resellers other than Reuters.

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

Reuters began transitioning maintenance and support of our products for its customers, as well as the associated revenue, to us upon entering into the new agreement. As a result, we began providing maintenance and support services directly to customers transitioned from Reuters in the fourth quarter of fiscal 2003. Although we have had no difficulties to date, this transition process has not yet been completed. If our support organization experiences an unexpected burden as a result of this transition, we may be unable to provide maintenance and support services in accordance with our current plans or customer expectations, which could have a negative impact on our customer relationships. While we have no current plans to significantly expand our support organization, we may be compelled to do so to maintain these customer relationships. Moreover, we expect service and maintenance revenue and associated costs to increase as a result of our assumption of Reuters’ contracts and the development of our direct sales organization for the financial services market through at least fiscal 2004. To the extent, as a result of our increased service and maintenance obligations, our cost of revenue increases faster than our service and maintenance revenue, our gross margins will be adversely affected.

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

Any failure by us to meet the requirements of current or newly-targeted customers may have a detrimental impact on our business or operating results.

If we fail to meet the expectations or product and service requirements of our current customers, our reputation and business may be harmed. In addition, we may wish to expand our customer base into markets in which we have limited experience. In some cases, customers in different markets, such as financial services or government, have specific regulatory or other requirements which we must meet. For example, in order to maintain contracts with the U.S. Government, we must comply with specific rules and regulations relating to and that govern such contracts. If we fail to meet such requirements, we could be subject to civil or criminal liability or a reduction of revenue which could harm our business, operating results and financial condition.

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

Our success depends on our ability to continually enhance and broaden our product offerings in response to changing technologies, customer demands, and competitive pressures. We have in the past and may in the future acquire complementary businesses, products or technologies. In this regard, we acquired the businesses of Talarian Corporation in 2002, Praja, Inc. in 2002, Extensibility, Inc. in 2000 and InConcert, Inc. in 1999. We do not know if we will be able to complete any acquisition or that we will be able to successfully integrate any acquired business, operate it profitably, or retain its key employees. Integrating any newly acquired business, product or technology could be expensive and time-consuming, could disrupt our ongoing business and could distract our management. For example, in connection with our largest acquisition (Talarian), we incurred acquisition liabilities of $8.4 million related to severance and facilities restructuring. We may face competition for acquisition targets from larger and more established companies with greater financial resources. In addition, in order to finance any acquisition, we might need to raise additional funds through public or private financings or use our cash reserves. In that event, we could be forced to obtain equity or debt financing on terms that are not favorable to us and, in the case of equity financing, that results in dilution to our stockholders. Use of our cash reserves for acquisitions could limit our financial flexibility in the future. Moreover, the terms of existing loan agreements may prohibit certain acquisitions or may place limits on our ability to incur additional indebtedness or issue additional equity securities to finance acquisitions. If we are unable to integrate any newly acquired entity, products or technology effectively, our business, financial condition and operating results would suffer. In addition, any amortization or impairment of acquired intangible assets, stock-based compensation or other charges resulting from the costs of acquisitions could harm our operating results.

Our stock price may be volatile, which could cause investors to lose all or part of their investments in our stock or negatively impact the effectiveness of our equity incentive plans.

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

In addition, we have historically used equity incentive programs, such as employee stock options and stock purchase plans, as a substantial part of overall employee compensation arrangements. Continued stock price volatility may negatively impact the value of such equity incentives, thereby diminishing the value of such incentive programs to employees and decreasing the effectiveness of such programs as retention tools.

We have in the past incurred significant expenses in both hiring new employees and reducing our headcount in response to changing market conditions, and the volatile nature of our industry makes it likely that we will continue to expend significant resources in managing our operations.

Our ability to successfully offer products and services and implement our business plan in a rapidly evolving market requires an effective planning and management process. We have increased the scope of our operations both domestically and internationally. We must successfully integrate new employees into our operations and generate sufficient revenues to justify the costs associated with these employees. If we fail to successfully integrate employees or to generate the revenue necessary to offset employee-related expenses, we may be forced to reduce our headcount, which would force us to incur significant expenses and would harm our business and operating results. For example, in response to changing market conditions, in fiscal 2001 and 2002, we recorded restructuring charges totaling $70.5 million, including $66.0 million related to abandoned and other facilities and $4.5 million related to a reduction of our headcount by approximately 235 employees. During fiscal 2003, we recorded an additional restructuring charge of $1.1 million related to a reduction of our headcount by approximately 44 employees. We expect that we will need to continue to improve our financial and managerial controls, reporting systems and procedures and continue to train and manage our workforce worldwide. Furthermore, we expect that we will be required to manage an increasing number of relationships with various customers and other third parties. Failure to control costs in any of the foregoing areas efficiently and effectively could interfere with the growth of our business as a whole.

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

A proposal to settle the claims against all of the issuers and individual defendants in the coordinated litigation was conditionally accepted by us and Talarian on June 20, 2003. The completion of the settlement is subject to a number of conditions, including Court approval. Under the settlement, the plaintiffs will dismiss and release all claims against participating defendants in exchange for a contingent payment guaranty by the insurance companies collectively responsible for insuring the issuers in the action, and the assignment or surrender to the plaintiffs of certain claims the issuer defendants may have against the underwriters. Under the guaranty, the insurers will be required to pay an amount equal to $1.0 billion less any amounts ultimately collected by the plaintiffs from the underwriter defendants in all the cases. Unlike most of the defendant issuers’ insurance policies, including ours, Talarian’s policy contains a specific self-insured retention in the amount of $500,000 for IPO “laddering” claims, including those alleged in this matter. Thus, under the proposed settlement, if any payment is required under the insurers’ guaranty, our subsidiary, Talarian, would be responsible for paying its pro rata share of the shortfall, up to $500,000 of the self-insured retention remaining under its policy.

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

If we fail to retain and recruit key management and other skilled employees, our business and our ability to obtain new customers, develop new products and provide acceptable levels of customer service could suffer. The success of our business is heavily dependent on the leadership of our key management personnel, including Vivek Ranadivé, our President and Chief Executive Officer. All of our executive officers and key personnel are employees at-will. The loss of one or more key employees could adversely affect our continued operations. We have experienced changes in our management organization over the past several years and may experience additional management changes in the future. In this regard, certain members of our senior management team have informed us that they will terminate their employment with us in 2004. If we are unsuccessful in replacing these employees or if our current management team is unable to assume the duties of these employees successfully, our business would be harmed. Uncertainty created by turnover of key employees could also result in reduced confidence in our financial performance which could cause fluctuations in our stock price and result in further turnover of our employees.

Our success also depends on our ability to recruit, retain and motivate highly skilled sales, marketing and engineering personnel. Competition for these people in the software industries is intense, and we may not be able to successfully recruit, train or retain qualified personnel. In addition, we have experienced turnover in our marketing and sales management. In this regard, we have recently recruited a new Executive Vice President of Worldwide Sales. Such changes may result in a temporary lack of focus and reduced productivity that may affect revenues in one or more quarters.

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

Natural or other disasters could disrupt our business and result in loss of revenue or in higher expenses.

Natural disasters and other business disruptions could seriously harm our revenue and financial condition and increase our costs and expenses. Our corporate headquarters and many of our operations are located in California, a seismically-active region. A natural disaster or other unanticipated business disruption could have a material adverse impact on our business, operating results and financial condition.

Recently enacted and proposed regulatory changes may cause us to incur increased costs, limit our ability to obtain director and officer liability insurance and make it more difficult for us to attract and retain qualified officers and directors.

The Sarbanes-Oxley Act of 2002 and newly proposed or enacted rules of the SEC and Nasdaq, may cause us to incur increased costs as we implement and respond to new requirements. The new rules could make it more difficult for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, or as executive officers. In order to comply with the Sarbanes-Oxley Act and other new rules and regulations, we may be required to hire additional personnel and use additional outside legal, accounting and advisory services. We are presently evaluating and monitoring developments with respect to these new and proposed rules, and we cannot predict or estimate the amount of the additional costs we may incur or the timing of such costs.

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

Some provisions in our certificate of incorporation and bylaws, as well as a stockholder rights plan we adopted in February 2004, may have anti-takeover effects.

In February 2004, our Board of Directors adopted a stockholder rights plan and declared a dividend distribution of one right for each outstanding share of our common stock. Each right, when exercisable, entitles the registered holder to purchase certain securities at a specified purchase price. The rights plan may have the anti-takeover effect of causing substantial dilution to a person or group that attempts to acquire TIBCO on terms not approved by our Board of Directors. The existence of the rights plan could limit the price that certain investors might be willing to pay in the future for shares of our common stock and could discourage, delay or prevent a merger or acquisition that stockholders may consider favorable. In addition, provisions of our current certificate of incorporation and bylaws, as well as Delaware corporate law, could make it more difficult for a third-party to acquire us without the support of our Board of Directors, even if doing so would be beneficial to our stockholders.

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

At February 29, 2004, we had an investment portfolio of fixed income securities totaling $429.5 million, excluding those classified as cash and cash equivalents and restricted funds, respectively. Our investments consist primarily of bank and finance notes, various government obligations and asset-backed securities. These securities are classified as available-for-sale and are recorded on the balance sheet at fair market value with unrealized gains or losses reported as a separate component of stockholders’ equity. Unrealized losses are charged against income when a decline in fair market value is determined to be other than temporary. The specific identification method is used to determine the cost of securities sold.

The investment portfolio is subject to interest rate risk and will fall in value in the event market interest rates increase. If market interest rates were to increase immediately and uniformly by 100 basis points (approximately 72.3% of current rates in the portfolio) from levels as of February 29, 2004, the fair market value of the portfolio would decline by approximately $4.4 million.

We develop products in the United States and sell in North America, South America, Europe, Asia and the Middle East. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. A majority of sales are currently made in U.S. dollars; however, a strengthening of the dollar could make our products less competitive in foreign markets. We enter into foreign currency forward exchange contracts (“forward contracts”) to manage exposure related to accounts receivable denominated in foreign currencies. We do not enter into derivative financial instruments for trading purposes. We had outstanding forward contracts with notional amounts totaling approximately $5.5 million at February 29, 2004. These open contracts mature at various dates through December 2004 and are economic hedges of certain foreign currency transaction exposures in the Euro, Japanese Yen, Singapore Dollar and the British Pound. The fair value of these contacts at February 29, 2004 was approximately $5.6 million.

ITEM 4. CONTROLS AND PROCEDURES

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

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that, subject to the limitations noted above, our disclosure controls and procedures were effective to ensure that material information relating to us, including our consolidated subsidiaries, is made known to them by others within those entities, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared.

Changes in internal control over financial reporting. There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Information with respect to this item is incorporated by reference to Note 10 of Notes to Condensed Consolidated Financial Statements in this Form 10-Q.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

3.1	Restated Certificate of Incorporation of the Registrant filed with the Secretary of State of Delaware on April 25, 2000 (incorporated by reference to the Registration Statement on Form 8-A filed on February 23, 2004).

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to the Registration Statement on Form 8-A filed on February 23, 2004).

3.3	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of the Registrant (incorporated by reference to the Registration Statement on Form 8-A filed on February 23, 2004).

4.1	Preferred Stock Rights Agreement, dated as of February 13, 2004, between the Registrant and EquiServe Trust Company, N.A., including the Certificate of Designation, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B and C, respectively (incorporated by reference to the Registration Statement on Form 8-A filed on February 23, 2004).

10.1	Transition Agreement and Release, dated as of December 18, 2003, by and between George Ahn and the Registrant.

10.2	Transition Agreement and Release, dated as of January 16, 2004, by and between Bradley Rode and the Registrant.

31.1	Rule 13a – 14(a) / 15d – 14(a) Certification by Chief Executive Officer.

31.2	Rule 13a – 14(a) / 15d – 14(a) Certification by Chief Financial Officer.

32.1	Section 1350 Certification by Chief Executive Officer.

32.2	Section 1350 Certification by Chief Financial Officer.

(b) Reports on Form 8-K:

We filed a Current Report on Form 8-K on December 17, 2003 to furnish the press release we issued on December 17, 2003 entitled “TIBCO Software Reports Fourth Quarter Financial Results.”

We filed a Current Report on Form 8-K on December 24, 2003 that reported certain financial results for Talarian Corporation, a company we acquired in April 2002.

We filed a Current Report on Form 8-K on January 29, 2004 that included the Underwriting Agreement we entered into on January 28, 2004 with Reuters Nederland B.V. and Goldman, Sachs & Co., on behalf of itself and the other underwriters named therein.

We filed a Current Report on Form 8-K on February 23, 2004 announcing the adoption of a Preferred Stock Rights Agreement that included the Preferred Stock Rights Agreement we entered into as of February 13, 2004 with EquiServe Trust Company, N.A.

SIGNATURES

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

TIBCO SOFTWARE INC.

By:	/s/ Christopher G. O’Meara
Christopher G. O’Meara
Executive Vice President, Finance and Chief Financial Officer

By:	/s/ Sydney Carey
Sydney Carey
Corporate Controller and Chief Accounting Officer

Date: April 2, 2004