Form 10-Q
period 2004-05-30
TIBCO SOFTWARE INC
filed 2004-07-07
CIK 1085280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 30, 2004

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

The number of shares outstanding of the registrant’s Common Stock, $0.001 par value, as of June 25, 2004 was 209,882,607.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TIBCO SOFTWARE INC.

Condensed Consolidated Balance Sheets

(in thousands)

	May 31, 2004	November 30, 2003
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$101,254	$83,278
Short-term investments	278,165	521,391
Accounts receivable, net of allowances; $4,208 and $4,715, respectively	70,528	53,659
Due from related parties	2,598	4,454
Cash restricted for acquisition	150,000	—
Other current assets	16,863	15,549

Total current assets	619,408	678,331
Property and equipment, net of accumulated depreciation; $50,755 and $44,590, respectively	115,567	119,124
Other assets	35,725	34,923
Goodwill	98,691	103,006
Acquired intangibles, net of accumulated amortization; $25,110 and $21,745, respectively	4,510	7,875

	$873,901	$943,259

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,968	$3,692
Amounts due related parties	1	1,641
Accrued liabilities	47,280	36,219
Accrued excess facilities costs	38,509	42,522
Deferred revenue	49,458	42,914
Current portion of long term debt	1,666	1,624

Total current liabilities	140,882	128,612

Long term debt	51,009	51,853
Commitments and contingencies (Note 6)
Stockholders’ equity:
Common stock	199	213
Additional paid-in capital	822,554	921,038
Unearned stock-based compensation	(174)	(254)
Accumulated other comprehensive income (loss)	(267)	225
Accumulated deficit	(140,302)	(158,428)

Total stockholders’ equity	682,010	762,794

	$873,901	$943,259

See accompanying notes to condensed consolidated financial statements.

TIBCO SOFTWARE INC.

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

	Three Months Ended May 31,		Six Months Ended May 31,
	2004	2003	2004	2003
	(Unaudited)		(Unaudited)
License revenue:
Non-related parties	$41,261	$27,977	$77,720	$52,762
Related parties	4,057	2,823	8,368	13,013

Total license revenue	45,318	30,800	86,088	65,775

Service and maintenance revenue:
Non-related parties	31,644	26,303	60,986	51,211
Related parties	3,317	3,826	6,836	7,049
Reimbursable expenses	970	539	1,740	1,086

Total service and maintenance revenue	35,931	30,668	69,562	59,346

Total revenue	81,249	61,468	155,650	125,121
Cost of revenue:
Stock based compensation	9	65	23	119
Other cost of revenue non-related parties	18,410	14,489	34,809	28,913
Other cost of revenue related parties	—	199	—	602

Gross profit	62,830	46,715	120,818	95,487

Operating expenses:
Research and development:
Stock-based compensation	7	148	32	375
Other research and development	13,832	17,119	26,926	34,395
Sales and marketing:
Stock-based compensation	20	100	56	137
Other sales and marketing	26,871	29,099	53,471	55,948
General and administrative:
Stock-based compensation	9	18	12	57
Other general and administrative	5,727	5,728	10,530	10,753
Restructuring charges	—	—	—	1,100
Amortization of acquired intangibles	483	499	982	998

Total operating expenses	46,949	52,711	92,009	103,763

Income (loss) from operations	15,881	(5,996)	28,809	(8,276)
Interest and other income (expense), net	849	4,992	3,161	10,095
Interest expense	(691)	—	(1,388)	—

Income (loss) before income taxes	16,039	(1,004)	30,582	1,819
Provision for (benefit from) income taxes	6,441	(444)	12,456	718

Net income (loss)	$9,598	$(560)	$18,126	$1,101

Net income (loss) per share:
Basic	$0.05	$(0.00)	$0.09	$0.01

Weighted average common shares outstanding	198,816	211,213	204,002	210,718

Net income (loss) per share:
Diluted	$0.05	$(0.00)	$0.08	$0.01

Weighted average common shares outstanding	212,658	211,213	217,555	218,646

See accompanying notes to condensed consolidated financial statements.

TIBCO SOFTWARE INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended
	May 31, 2004	May 31, 2003
	(Unaudited)
Cash flows from operating activities:
Net income	$18,126	$1,101
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	6,300	7,249
Amortization of acquired intangibles	3,365	3,382
Amortization of stock-based compensation	117	688
Realized (gain) loss on investments, net	119	(1,362)
Acquisition and stock option related tax benefits	9,131	—
Changes in assets and liabilities:
Accounts receivable	(16,869)	11,196
Due from related parties, net	216	(3,368)
Other assets	(1,440)	(1,484)
Accounts payable	276	(894)
Accrued liabilities and excess facilities	7,126	(9,447)
Deferred revenue	6,544	(1,858)

Net cash provided by operating activities	33,011	5,203

Cash flows from investing activities:
Purchases of short-term investments	(390,339)	(441,098)
Sales and maturities of short-term investments	632,637	492,614
Purchases of property and equipment, net	(2,743)	(974)
Cash and short-term investments pledged as security	(150,748)	—
Purchases of private equity investments	(121)	—

Net cash provided by investing activities	88,686	50,542

Cash flows from financing activities:
Proceeds from exercise of stock options	9,236	596
Proceeds from employee stock purchase program	2,423	2,783
Payment for purchase of retired shares	(115,000)	—
Principal payments on long term debt	(802)	—

Net cash provided by (used for) financing activities	(104,143)	3,379

Effect of exchange rate changes on cash	422	(7)

Net change in cash and cash equivalents	17,976	59,117
Cash and cash equivalents at beginning of period	83,278	57,229

Cash and cash equivalents at end of period	$101,254	$116,346

See accompanying notes to condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by TIBCO Software Inc. (the “Company” or “TIBCO”) in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company, and its results of operations and cash flows. These condensed consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and notes thereto as of and for the year ended November 30, 2003 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on January 20, 2004.

For purposes of presentation, we have indicated the second quarter of fiscal 2004 and 2003 as ending on May 31, 2004 and May 31, 2003, respectively; whereas in fact, our second fiscal quarters ended on the Sunday and Friday nearest to the end of May, respectively. In fiscal 2004, we changed our quarterly periods to end on the Sunday nearest the end of the month.

The results of operations for the three months and six months ended May 31, 2004 are not necessarily indicative of the results that may be expected for the year ending November 30, 2004 or any other future interim period, and we make no representations related thereto.

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

Change in Accounting Estimate

In connection with the purchase of our corporate headquarters (Note 3), we extended the remaining useful life of the carrying value of the building improvements from the length of the original lease term of 12 years to an estimated useful life of 25 years, effective July 1, 2003. This change reduced depreciation expense by $0.3 million and $0.7 million for the three-month and six-month periods ended May 31, 2003, respectively, and increased net income by $0.2 million and $0.4 million for the three-month and six-month periods ended May 31, 2004, respectively. This change had no impact on earnings per share for the three-month and six-month periods ended May 31, 2004.

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

We announced a cash and share offer (the “Offer”) for all of the share capital of Staffware plc (“Staffware”), in April 2004. In order to cover the cash component of the Offer, we placed $150.0 million into a restricted cash account during the second quarter of fiscal 2004 which is included in Cash Restricted for Acquisition on the Condensed Consolidated Balance Sheets. See Subsequent Event (Note 16).

In February 2004, we entered into a $0.7 million bank guarantee in connection with Value Added Tax refunds for one of our European subsidiaries. The cash restricted in connection with this guarantee is included in Other Assets on the Condensed Consolidated Balance Sheets.

Goodwill and Other Intangibles

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

Stock-Based Compensation

We account for employee stock-based compensation plans using the intrinsic value method prescribed by Accounting Principles Board (“APB”) Opinion No. 25 and have adopted the disclosure only provisions of SFAS No. 123 and SFAS No. 148. We account for stock compensation expense related to stock options granted to consultants based on the fair value estimated using the Black-Scholes option pricing model on the date of grant and remeasured at each reporting date in compliance with Emerging Issues Task Force (“EITF”) Issue No. 96-18. As a result, stock based compensation expense fluctuates as the fair market value of our common stock fluctuates. Compensation expense is amortized using the multiple option approach in compliance with FASB Interpretation No. 28 (“FIN 28”). Pursuant to FIN 44, options assumed in a purchase business combination are valued at the date of acquisition at their fair value calculated using the Black-Scholes option pricing model. The fair value of assumed options is included as a component of the purchase price. The intrinsic value attributable to unvested options is recorded as unearned stock based compensation and amortized over the remaining vesting period of the options. The disclosure in the following table illustrates the effect on net income (loss) and net income (loss) per share if we had applied a fair value method as prescribed by SFAS No. 123 for the periods indicated (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	May 31, 2004	May 31, 2003	May 31, 2004	May 31, 2003
Net income (loss), as reported	$9,598	$(560)	$18,126	$1,101
Add: Total stock-based employee compensation expense determined under intrinsic value based method for all awards, net of related tax effects	20	316	74	775
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(7,591)	(13,870)	(17,877)	(29,167)

Pro forma net income (loss)	$2,027	$(14,114)	$323	$(27,291)

Earnings (loss) per share:
Basic – as reported	$0.05	$(0.00)	$0.09	$0.01

Basic – pro forma	$0.01	$(0.07)	$0.00	$(0.13)

Diluted – as reported	$0.05	$(0.00)	$0.08	$0.01

Diluted – pro forma	$0.01	$(0.07)	$0.00	$(0.13)

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

Recent Accounting Pronouncements

In March 2004, the EITF reached a consensus on recognition and measurement guidance previously discussed under EITF 03-01. The consensus clarifies the meaning of other-than-temporary impairment and its application to investments classified as either available-for-sale or held-to-maturity under SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities,” and investments accounted for under the cost method or the equity method. The recognition and measurement guidance for which the consensus was reached is to be applied to other-than-temporary impairment evaluations in reporting periods beginning after June 15, 2004. We will apply the recognition and measurement guidance of EITF 03-01 in future periods and expect that the adoption will not have a material impact on our results of operations or financial condition.

In May 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. In November 2003, FASB issued FASB Staff Position No. 150-3 (FSS 150-3), which deferred the effective dates for applying certain provisions of SFAS 150 related to mandatorily redeemable financial instruments of certain non-public entities and certain mandatorily redeemable non-controlling interests for public and non-public companies. For public entities, SFAS 150 is effective for mandatorily redeemable financial instruments entered into or modified after May 31, 2003 and is effective for all other financial instruments as of the first interim period beginning after June 15, 2003. The measurement provisions of SFAS 150 are deferred indefinitely for other mandatorily redeemable non-controlling interests that were issued before November 5, 2003. For those instruments, the measurement guidance for redeemable shares and non-controlling interests in other literature shall apply during the deferral period. We adopted SFAS No. 150 on June 1, 2003. The adoption did not have a material impact on our results of operations or financial condition.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities ( “FIN46”), which was revised in December 2003 and subsequently referred to as FIN 46R. FIN 46R has been subsequently interpreted by three FASB Staff Positions. FIN 46 and FIN 46R applied immediately to variable interest entities (“VIEs”) created after January 31, 2003 and no later than the end of the first interim or annual reporting period ending after March 15, 2004. The adoption of FIN 46 and FIN 46R (and related interpretations) had no impact as we have no investments in VIEs.

3. PROPERTY AND EQUIPMENT

Building acquisition

In June 2003, we purchased the four buildings comprising our corporate headquarters in Palo Alto, California for $80.0 million. In connection with the purchase we entered into a 51-year lease of the land upon which the buildings are located. The lease was paid in advance in the amount of $28.0 million (Note 6). The total consideration paid for the land lease and the buildings of $108.0 million was comprised of $54.0 million in cash and a $54.0 million mortgage note payable (Note 5).

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

SFAS No. 142 prescribes a two-step process for transitional impairment testing of goodwill. The first step, screens for impairment, while the second step, measures the impairment, if any. We performed our transitional goodwill impairment test during the first quarter of fiscal 2003 and our annual goodwill impairment test during the forth quarter of fiscal 2003. SFAS No. 142 requires impairment testing based on reporting units, however, we operate in one segment which we considers our sole reporting unit. Therefore, goodwill was tested for impairment at the entity level. The fair value of the entity, which was determined based on current market capitalization, exceeded its carrying value, and goodwill was determined not to be impaired.

The changes in the carrying amount of goodwill for the six months ended May 31, 2004 are as follows:

Amount
Balance as of November 30, 2003	$103,006
Tax benefit from acquired net operating losses	(4,315)

Balance as of May 31, 2004	$98,691

We had no intangible assets that are not subject to amortization as of either of the periods presented. The following is a summary of amortized acquired intangible assets for the periods indicated (in thousands):

	May 31, 2004			November 30, 2003
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Existing technology	$21,030	$(17,872)	$3,158	$21,030	$(15,490)	$5,540
Customer base	4,960	(4,590)	370	4,960	(4,042)	918
Trademarks	1,550	(1,394)	156	1,550	(1,228)	322
Non-compete agreement	480	(480)	—	480	(397)	83
OEM customer royalty agreements	1,000	(417)	583	1,000	(317)	683
Maintenance agreements	600	(357)	243	600	(271)	329

Total	$29,620	$(25,110)	$4,510	$29,620	$(21,745)	$7,875

The following is a summary of the aggregate acquired intangible assets amortization expense for the periods indicated (in thousands):

Amount
Three months ended, May 31, 2004	$1,674

Three months ended, May 31, 2003	$1,691

Six months ended, May 31, 2004	$3,365

Six months ended, May 31, 2003	$3,382

The estimated future amortization expense of acquired intangible assets as of May 31, 2004 is as follows (in thousands):

Amount
Remaining 2004	$2,837
2005	1,391
2006	200
2007	82
Thereafter	—

Total	$4,510

5. LONG TERM DEBT AND LINE OF CREDIT

Mortgage Note Payable

In connection with the corporate headquarters purchase in June 2003, we recorded a $54.0 million mortgage note payable to a financial institution collateralized by the commercial real property acquired. The mortgage note payable carries a fixed annual interest rate of 5.09% and a 20-year amortization. The principal balance remaining at the end of the ten-year term of $33.9 million is due as a final lump sum payment on July 1, 2013. We are prohibited from acquiring another company without prior consent from the lender unless we maintain between $100.0 million and $300.0 million of cash and cash equivalents, depending on various other non-financial terms as defined in the agreements. In addition, we are subject to certain non-financial covenants as defined in the agreements. We were in compliance with all covenants at May 31, 2004.

We capitalized $0.7 million in financing fees in connection with the mortgage note payable. These fees are included in Other Assets on the Condensed Consolidated Balance Sheets and are amortized to interest expense over the term of the loan of ten-years.

Line of Credit

In connection with the mortgage note payable, we have a $20.0 million revolving line of credit with Silicon Valley Bank that matures on June 23, 2005. As of May 31, 2004, no amounts were drawn on this line of credit. Interest is charged on any outstanding amounts at the greater of the lender’s Prime Rate plus 4.25% or, if elected by us, a rate of 2.75% per annum in excess of the LIBOR Rate. We are required to maintain a minimum unrestricted cash, cash equivalent, and short-term investment balance of $150.0 million as well as comply with other non-financial covenants defined in the agreement. We were in compliance with all covenants at May 31, 2004.

6. COMMITMENTS AND CONTINGENCIES

Letter of Credit

In connection with the mortgage note payable (Note 5), we entered into an irrevocable letter of credit with Silicon Valley Bank in the amount of $13.0 million. The letter of credit is collateralized by the Line of Credit and automatically renews for successive one-year periods until the mortgage note payable has been satisfied in full. See Line of Credit (Note 5).

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

Operating Commitments

We lease office space and equipment under non-cancelable operating leases with various expiration dates through March 2014. Rental expense was approximately $1.5 million and $5.6 million for the second quarter of fiscal 2004 and 2003, respectively, and $3.0 million and $11.2 million for the six months ended May 31, 2004 and 2003, respectively.

As of May 31, 2004, contractual commitments associated with indebtedness and lease obligations is as follows (in thousands):

	Remaining 2004	2005	2006	2007	2008	Thereafter	Total
Operating commitments:
Debt principal	$823	$1,709	$1,798	$1,892	$1,990	$44,463	$52,675
Debt interest	1,332	2,600	2,511	2,417	2,319	9,358	20,537
Operating leases	1,856	2,027	1,724	1,585	1,590	2,645	11,427

Total operating commitments	4,011	6,336	6,033	5,894	5,899	56,466	84,639
Restructuring-related commitments:
Operating leases, net of sublease income	2,898	6,553	6,351	6,448	6,640	14,993	43,883
Acquisition related commitments	150,000	—	—	—	—	—	150,000

Total commitments	$156,909	$12,889	$12,384	$12,342	$12,539	$71,459	$278,522

Restructuring-related lease obligations are as follows (in thousands):

	Remaining 2004	2005	2006	2007	2008	Thereafter	Total
Gross lease obligations	$4,371	$8,586	$7,260	$7,368	$7,589	$16,549	$51,723
Sublease income	(1,473)	(2,033)	(909)	(920)	(949)	(1,556)	(7,840)

Net lease obligations	$2,898	$6,553	$6,351	$6,448	$6,640	$14,993	$43,883

As of May 31, 2004, future minimum lease payments under restructured non-cancelable operating leases, include $35.2 million provided for as accrued restructuring costs and $3.3 million provided for as acquisition integration liabilities. These amounts are included in Accrued Excess Facilities Costs on our Condensed Consolidated Balance Sheets.

Derivative Instruments

We conduct business in North America, South America, Europe, Asia and the Middle East. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. A majority of our sales are currently made in U.S. dollars. We enter into foreign currency forward exchange contracts (“forward contracts”) to manage exposure related to accounts receivables denominated in foreign currencies. We do not enter into derivative financial instruments for trading purposes. Gains and losses on the contracts are included in other income (expense) in our Condensed Consolidated Statements of Operations. Our forward contracts relating to accounts receivable generally have original maturities corresponding to the due dates of the receivables. We had outstanding forward contracts with notional amounts totaling approximately $6.9 million at May 31, 2004, which expire at various dates through December 2004. The fair value of these contracts at May 31, 2004 was approximately $7.0 million.

Indemnifications

Our software license agreements typically provide for indemnification of customers for intellectual property infringement claims. To date, no such claims have been filed against us. We also warrant to customers that software products operate substantially in accordance with the software product’s specifications. Historically, minimal costs have been incurred related to product warranties, and, as such, no accruals for warranty costs have been made. In addition, we indemnify our officers and directors under the terms of indemnity agreements entered into with them, as well as pursuant to our certificate of incorporation, bylaws, and applicable Delaware law. To date, we have not incurred any costs related to these indemnifications.

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

7. COMPREHENSIVE INCOME (LOSS)

A summary of comprehensive income (loss) on an after-tax basis where applicable, is as follows (in thousands):

	Three Months Ended		Six Months Ended
	May 31, 2004	May 31, 2003	May 31, 2004	May 31, 2003
Net income (loss)	$9,598	$(560)	$18,126	$1,101
Translation gain (loss)	71	(64)	304	(166)
Change in unrealized gain (loss) on investments	(2,170)	(890)	(796)	(151)

Comprehensive income (loss)	$7,499	$(1,514)	$17,634	$784

Components of accumulated other comprehensive income (loss), on an after-tax basis where applicable, is as follows (in thousands):

	As of
	May 31, 2004	November 30, 2003
Cumulative translation adjustments	$431	$127
Unrealized gains (losses) on investments	(698)	98

Accumulated other comprehensive income (loss)	$(267)	$225

8. PROVISION FOR INCOME TAXES

Our current estimate of our annual effective tax rate on anticipated operating income for the 2004 tax year is 41%. The estimated annual effective tax rate of 41% has been used to record the provision for income taxes for the six-month period ended May 30, 2004 compared with an effective tax rate of 40% used to record the provision for income taxes for the comparable period in 2003. The estimated annual effective tax rate differs from the U.S. statutory rate primarily due to state taxes, foreign tax rate differences, and research and development tax credits. We maintained a full valuation allowance on the deferred tax assets because we expect that it is more likely than not that all deferred tax assets will not be realized in the foreseeable future.

9. NET INCOME (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted net income (loss) per share for the periods indicated (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	May 31, 2004	May 31, 2003	May 31, 2004	May 31, 2003
Net income (loss)	$9,598	$(560)	$18,126	$1,101

Weighted-average common shares used to compute basic net income (loss) per share	198,816	211,213	204,002	210,718
Effect of dilutive securities:
Common stock equivalents	13,842	—	13,553	7,715
Common stock subject to repurchase	—	—	—	213

Weighted-average common shares used to compute diluted net income (loss) per share	212,658	211,213	217,555	218,646

Net income (loss) per share – basic	$0.05	$(0.00)	$0.09	$0.01

Net income (loss) per share – diluted	$0.05	$(0.00)	$0.08	$0.01

The following table sets forth potential weighted average common shares that are not included in the diluted net income (loss) per share calculation above because to do so would be anti-dilutive for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	May 31, 2004	May 31, 2003	May 31, 2004	May 31, 2003
Options to purchase common stock	17,876	7,307	18,962	8,055
Common stock subject to repurchase	—	135	—	—

	17,876	7,442	18,962	8,055

10. COMMON STOCK RETIRED

In February 2004, Reuters sold 69 million shares of our outstanding common stock at a price of $6.85 per share in a registered public offering. Pursuant to the terms of the Registration and Repurchase Agreement with Reuters, we repurchased and retired approximately 16.8 million shares of our common stock at the same price of $6.85 per share, totaling $115.0 million from the public market. This completed our obligation under the agreement to repurchase shares from Reuters.

11. RELATED PARTY TRANSACTIONS

Reuters

We have entered into commercial transactions with Reuters Group PLC, including its wholly owned and partially owned subsidiaries (collectively, “Reuters”), one of our stockholders. As of May 31, 2004, Reuters’ ownership of the issued and outstanding shares of our capital stock was less than 10%.

Reuters is a distributor of our products to customers in the financial services segment. Through the third quarter of fiscal 2003, we had a license, distribution and maintenance agreement with Reuters pursuant to which Reuters agreed to pay a minimum guaranteed distribution fee, which consists of a portion of Reuters’ revenue from its sales of our products and related services and maintenance, to us in the amount of $20.0 million per year through December 2003. Reuters had guaranteed minimum distribution fees of $20.0 million for each of the years ended December 31, 2003, 2002, and 2001. These fees were recognized ratably over the corresponding period as related party revenue. If actual distribution fees due from Reuters exceeded the cumulative minimum year-to-date guarantee, incremental fees were due. Such incremental fees were recognized in the period when the year-to-date fees exceeded the cumulative minimum guarantee. Royalty payments to Reuters for resale of Reuters’ products and services and fees associated with sales to the financial services segment were classified as related party cost of sales. In addition, the agreement required us to provide Reuters with internal maintenance and support until December 31, 2011 for a fee of $2.0 million per year plus an annual CPI-based increase, subject to Reuters’ annual renewal option. This amount was recognized ratably over the corresponding period as related party maintenance revenue.

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

We recognized $7.0 million and $6.1 million in revenue from Reuters in the second fiscal quarter of 2004 and 2003, respectively, and $14.5 million and $17.3 million for the six month periods ended May 31, 2004 and 2003, respectively. Revenue from Reuters consists primarily of product and maintenance fees on its sales of TIBCO products under the terms of the license, maintenance and distribution agreement with Reuters. In addition, during the first quarter of fiscal 2003, we recognized $1.7 million in distribution fees for arrangements outside the terms of the license agreement with Reuters. No distribution fees for arrangements outside the terms of the license agreement with Reuters were recognized in the second quarter of fiscal 2003 nor for the first or second quarters of fiscal 2004. Revenue from Reuters accounted for approximately 8.6% and 10.0% of total revenue for the second fiscal quarter of 2004 and 2003, respectively, and 9.3% and 13.8% for the six month periods ended May 31, 2004 and 2003, respectively. We incurred a negligible amount of royalty and commission expense to Reuters in the second quarter of fiscal 2004 and $0.2 million in royalty and commission expense to Reuters in the second quarter of fiscal 2003. We incurred a negligible amount of royalty and commission expense to Reuters for the six month periods ended May 31, 2004 and $0.6 million for the six month period ended May 31, 2003.

Cisco Systems

Revenue from Cisco Systems, Inc., an authorized reseller, consists primarily of product and maintenance fees on its sales of TIBCO products. We recognized $0.4 million and $0.5 million in revenue from Cisco Systems in the second quarter of fiscal 2004 and 2003, respectively, and $0.7 million and $2.7 million for the six month periods ended May 31, 2004 and 2003, respectively. As of May 31, 2004, Cisco Systems owned less than 5% of our issued and outstanding capital stock.

12. STOCK-BASED COMPENSATION

A summary of stock-based compensation, is as follows (in thousands):

	Three Months Ended		Six Months Ended
	May 31, 2004	May 31, 2003	May 31, 2004	May 31, 2003
Cost of sales	$9	$65	$23	$119
Research and development	7	148	32	375
Sales and marketing	20	100	56	137
General and administrative	9	18	12	57

Total	$45	$331	$123	$688

For options granted to employees and in connection with acquisitions we recorded a total of $58.4 million in unearned compensation through May 31, 2004, representing the difference between the fair value of our common stock at the date of grant and the exercise price of such options. In addition, as of May 31, 2004, we expect to record a negligible amount of additional acquisition related compensation expense in connection with additional cash consideration contingent on the vesting and exercise of stock options and restricted stock, which were unvested at the acquisition date.

Stock-based compensation expense related to stock options granted to consultants is recognized as earned using the multiple option method, and is shown by expense category. At each reporting date, we re-value the stock options using the Black-Scholes option-pricing model. As a result, stock-based compensation expense will fluctuate as the fair market value of our common stock fluctuates. In connection with the grant of stock options to consultants, we recognized a negligible amount of stock-based compensation expense for the second quarters of fiscal 2004 and 2003, and a negligible amount of stock based compensation expense and $0.1 million stock-based compensation income for the six month periods ended May 31, 2004 and 2003, respectively, for the reversal of stock based compensation expense caused by a decline in the fair value of our common stock.

Payroll taxes due as a result of employee exercises of nonqualified stock options were negligible for the second quarter of fiscal 2004 and 2003, and for the six month periods ended May 31, 2004 and 2003.

13. SEGMENT INFORMATION

We operate primarily in one industry segment: the development, marketing and support of our suite of software enterprise products that enables businesses to link internal operations, business partners and customer channels through the real-time distribution of information. Revenue by geographic area is as follows (in thousands):

	Three Months Ended		Six Months Ended
	May 31, 2004	May 31, 2003	May 31, 2004	May 31, 2003
Americas	$50,998	$31,765	$79,684	$63,856
Europe	25,030	24,066	63,474	51,395
Pacific Rim	5,221	5,637	12,492	9,870

Total Revenue	$81,249	$61,468	$155,650	$125,121

Revenue from Reuters, a related party for the period ended May 31, 2003, is primarily included in the European geographic area and accounted for 8.6% and 10.0% of total revenue for the second quarter of fiscal 2004 and 2003, respectively, and 9.3% and 13.8% of total revenue for the six month period ended May 31, 2004 and 2003, respectively. One customer accounted for 15.3% of total revenue during the second quarter of fiscal 2004 and no single customer accounted for greater than 10% of revenues during the six month period ended May 31, 2004. No single customer accounted for greater than 10% of revenues in the second quarter of fiscal 2003 and with the exception of Reuters, no single customer represented greater than 10% of total revenue during the six month period ended May 31, 2003. Long-lived assets outside the United States at May 31, 2004 and 2003 were not material.

Two customers accounted for 21.0% and 12.1% of our net accounts receivables at May 31, 2004 and one customer accounted for 18.1% of our net accounts receivables at May 31, 2003.

14. RESTRUCTURING CHARGES

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

The following sets forth our accrued restructuring costs as of May 31, 2004 (in thousands). Accrued excess facilities costs represent the estimated loss on abandoned facilities, net of sublease income, that is expected to be paid over the next six years.

Excess Facilities
Balance at November 30, 2003	$42,522
Cash utilized during first quarter of fiscal 2004	2,051

Balance at February 29, 2004	40,471
Cash utilized during second quarter of fiscal 2004	1,962

Balance at May 31, 2004	$38,509

15. ADOPTION OF STOCKHOLDER RIGHTS PLAN

In February 2004, our Board of Directors adopted a stockholder rights plan designed to guard against partial tender offers and other coercive tactics to gain control of the company without offering a fair and adequate price and terms to all of our stockholders.

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

16. SUBSEQUENT EVENT

On April 22, 2004, we made an offer to acquire the share capital of Staffware, a UK-based company, for approximately $240 million, comprised of approximately 60% cash and 40% stock. Staffware is a leading provider of Business Process Management (“BPM”) solutions that enable businesses to automate, refine, and manage their processes. We expect that this BPM solution will be complementary to our real-time business integration platform.

Pursuant to the offer, each Staffware share was valued at approximately $15, which is comprised of $9.26 in cash plus 0.6902 TIBCO shares. Staffware shareholders, however, may request to vary the proportion of cash and stock they receive at the time they tender the shares. The offer was declared wholly unconditional on June 7, 2004, at which point approximately 85% of the outstanding shares were tendered and we assumed control of Staffware. As of June 25, 2004, additional outstanding shares have been tendered, taking our ownership to approximately 97%.

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

Our revenue in the second quarter of fiscal 2004 and 2003 consisted primarily of license and maintenance fees from our customers and distributors, including fees from Reuters pursuant to our license agreement, both of which were primarily attributable to sales of our TIBCO ActiveEnterprise product suite. In addition, we receive fees from our customers for providing project integration services. We also receive revenue from our strategic relationships with business partners who embed our products in their hardware and networking systems as well as from systems integrators who resell our products.

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

Our revenue is derived from a diverse customer base. One customer, Pepsico Business Solutions Group (“Pepsico”), accounted for 15.3% of our total revenue during the second quarter of fiscal 2004, and no single customer represented greater than 10.0% of total revenue during the second quarter of fiscal 2003. No single customer accounted for greater than 10% of our total revenue during the six months ended May 31, 2004 and, with the exception of Reuters, no single customer accounted for greater than 10% of our total revenue during the six months ended May 31, 2003. During the second quarter of fiscal 2004 and 2003, Reuters represented 8.6% and 10.0% of our total revenue, respectively. Two customers, Pepsico and Bank of America Securities LLC accounted for 21.0% and 12.1%, respectively, of our net accounts receivable at May 31, 2004 and one customer, FedEx Corporation, accounted for 18.1% of our net accounts receivable at May 31, 2003. We establish allowances for doubtful accounts based on our evaluation of collectibility and an allowance for returns and discounts based on specifically identified credits and historical experience.

Relationship with Reuters

Reuters had been the primary distributor of our products to customers in the financial services segment since 1997. As of May 31, 2004, Reuters’ ownership of our outstanding capital stock was diluted to less than 10%. Through the third quarter of fiscal 2003, we had a license, maintenance and distribution agreement with Reuters pursuant to which Reuters was paying us certain minimum guaranteed distribution fees related to sales of our products to financial services customers. Reuters’ obligations with respect to these minimum guaranteed distribution fees were to expire at the end of calendar 2003. For each of the calendar years ended December 31, 2003 and 2002, Reuters’ guaranteed minimum distribution fees were $20.0 million. These fees were recognized ratably in the period earned as related party revenue. In addition, our previous agreement with Reuters required us to provide Reuters with internal maintenance and support for a fee of $2.0 million per year plus an annual CPI-based increase. To date, this amount has been recognized ratably over the corresponding period as related party service and maintenance revenue.

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

Reuters has begun transitioning maintenance and support of our products for its customers, as well as associated revenue, in accordance with the new agreement. As a result, we began providing maintenance and support services directly to customers transitioned from Reuters in the fourth quarter of fiscal 2003. Consequently, service and maintenance revenue and associated costs increased as a result of our assumption of Reuters’ contracts in the fourth quarter of fiscal 2003 and during the six months ended May 31, 2004 and we expect these increases to continue through at least the remainder of fiscal 2004. To the extent, as a result of our increased service and maintenance obligations, our cost of revenue increases faster than our service and maintenance revenue, our gross margins will be adversely affected.

In addition to acting as a reseller of our products in the financial services market, Reuters is eligible to receive a fee of between 5% and 20% of revenue from sales to approved customers referred to us by Reuters, depending upon the level of assistance Reuters provides in supporting the sale.

Acquisition of Staffware

Staffware is a leading provider of BPM solutions that specializes in technology for businesses to custom build, automate, refine and control their processes. On April 22, 2004, we made an offer to acquire the share capital of Staffware, a UK-based company, for approximately $240 million, comprised of 60% cash and 40% stock. We expect that this BPM solution will be complementary to our real-time business integration platform. The offer was declared wholly unconditional on June 7, 2004, at which point approximately 85% of the outstanding shares were tendered and we assumed control of Staffware. As of June 25, 2004, additional outstanding shares have been tendered, taking our ownership to approximately 97%.

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

Our significant accounting policies are described in Note 2 to the annual consolidated financial statements as of and for the year ended November 30, 2003, included in our Form 10-K filed with the Securities and Exchange Commission on January 20, 2004 and Note 2 to condensed consolidated financial statements as of and for the three and six month periods ended May 31, 2004, included herein. We believe our most critical accounting policies include the following:

•	revenue recognition;

•	allowance for doubtful accounts, returns and discounts;

•	accrued restructuring costs;

•	accounting for income taxes;

•	valuation of long-lived and intangible assets; and

•	accounting for investments.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain financial data as a percentage of total revenue:

	Three Months Ended May 31,		Six Months Ended May 31,
	2004	2003	2004	2003
License revenue:
Non-related parties	51%	45%	50%	43%
Related parties	5	5	5	10

Total license revenue	56	50	55	53

Service and maintenance revenue:
Non-related parties	39	43	40	40
Related parties	4	6	4	6
Reimbursable expenses	1	1	1	1

Total service and maintenance revenue	44	50	45	47

Total revenue	100	100	100	100
Cost of revenue:
Stock-based compensation	—	—	—	—
Other cost of revenue non-related parties	23	24	22	23
Other cost of revenue related parties	—	—	—	1

Total cost of revenue	23	24	22	24

Gross profit	77	76	78	76

Operating expenses:
Research and development:
Stock-based compensation	—	—	—	—
Other research and development	17	28	17	27
Sales and marketing:
Stock-based compensation	—	—	—	—
Other sales and marketing	33	48	34	45
General and administrative:
Stock-based compensation	—	—	—	—
Other general and administrative	7	9	7	9
Restructuring charges	—	—	—	1
Amortization of acquired intangibles	—	1	1	1

Total operating expenses	57	86	59	83

Income (loss) from operations	20	(10)	19	(7)
Interest and other income, net	1	8	2	8
Interest expense	(1)	—	(1)	—

Income (loss) before income taxes	20	(2)	20	1
Provision for (benefit from) income taxes	8	(1)	8	—

Net income (loss)	12%	(1)%	12%	1%

REVENUE

Total Revenue

	Three-months ended May 31,
	2004	Change	2003
	(in thousands, except percentages)
Total revenue	$81,249	32.2%	$61,468
As percent of total revenue	100.0%	—	100.0%

Total revenue increased for the three months ended May 31, 2004 compared to the same period of the prior year. The increase in total revenue was due primarily to a strengthening of the global economic environment and an increase in commitment to information technology spending in general. We recognized $7.0 million and $6.1 million in revenue from Reuters in the second quarters of fiscal 2004 and 2003, respectively, accounting for approximately 8.6% and 10.0% of total revenue for the second fiscal quarters of 2004 and 2003, respectively. One customer, Pepsico Business Solutions Group, accounted for 15.3% of total revenue in the second quarter of fiscal 2004. No single customer accounted for more than 10% of total revenue in the second quarter of fiscal 2003.

	Six-months ended May 31,
	2004	Change	2003
	(in thousands, except percentages)
Total revenue	$155,650	24.4%	$125,121
As percent of total revenue	100.0%	—	100.0%

Total revenue increased for the six-month period ended May 31, 2004 compared to the same period of the prior year. The increase in total revenue was due primarily to a strengthening of the global economic environment and an increase in commitment to information technology spending in general. We recognized $14.5 million and $17.3 million in revenue from Reuters during the six-month periods ended May 31, 2004 and 2003, respectively. Reuters accounted for approximately 9.3% and 13.8% of total revenue for the six-month periods ending May 31, 2004 and 2003, respectively. No single customer accounted for more than 10% of total revenue for the six-month period ended May 31, 2004 or, with the exception of Reuters, the six-month period ended May 31, 2003.

License Revenue

	Three-months ended May 31,
	2004	Change	2003
	(in thousands, except percentages)
License revenue	$45,318	47.1%	$30,800
As percent of total revenue	55.8%	5.7%	50.1%

	Six-months ended May 31,
	2004	Change	2003
	(in thousands, except percentages)
License revenue	$86,088	30.9%	$65,775
As percent of total revenue	55.3%	2.7%	52.6%

License revenue increased for the three and six months ended May 31, 2004 as compared to the same periods of the prior year. This increase was due primarily to a strengthening of the global economic environment and an increase in average deal size in the second quarter of fiscal 2004 as compared to the same period of the prior year. One customer, Pepsico, accounted for 26.5% of total license revenue in the second quarter of fiscal 2004. There were no customers that accounted for greater than 10% of total license revenue in the same quarter of the prior year.

Service and Maintenance Revenue

	Three-months ended May 31,
	2004	Change	2003
	(in thousands, except percentages)
Service and maintenance revenue	$35,931	17.2%	$30,668
As percent of total revenue	44.2%	(5.7)%	49.9%

The increase in service and maintenance revenue in absolute dollars for the second fiscal quarter of 2004 as compared to the same quarter of 2003 was primarily due to installed software base. In addition, we continued to focus on renewals of maintenance contracts with our existing customer base. Maintenance revenue increased from $21.0 million in the second quarter of fiscal 2003 to $23.9 million in the same quarter of 2004. Service revenue increased from $9.6 million to $12.0 million during the same period primarily due to increased consulting revenue.

	Six-months ended May 31,
	2004	Change	2003
	(in thousands, except percentages)
Service and maintenance revenue	$69,562	17.2%	$59,346
As percent of total revenue	44.7%	(2.7)%	47.4%

The increase in service and maintenance revenue in absolute dollars for the six months ended May 31, 2004 as compared to the same period of 2003 was primarily due to installed software base. In addition, we continued to focus on renewals of maintenance contracts with our existing customer base. Maintenance revenue increased from $41.5 million in the six months ended May 31, 2003 to $47.9 million in the same period of 2004. Service revenue increased from $17.9 million to $21.7 million during the same period primarily due to increased consulting revenue.

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

	Three-months ended May 31,
	2004	Change	2003
	(in thousands, except percentages)
Cost of revenue	$18,410	25.3%	$14,688
As percent of total revenue	22.7%	(1.2)%	23.9%

The increase in cost of revenue in absolute dollars for the second quarter of fiscal 2004 as compared to the same quarter of 2003 resulted primarily from increased use of third party contractors, compensation costs and travel costs that were partially offset by a decrease in facilities costs. Service revenue increased 25% in the second quarter of fiscal 2004 as compared to the same quarter of 2003, and, as a result of this increase in consulting activities, third party consulting costs increased $2.0 million, compensation costs increased $1.8 million and travel costs increased $1.2 million. These costs were partially reduced by a $0.6 million cost savings from the purchase of our corporate facilities. In addition, we realized $0.3 million in cost savings from travel expenses reimbursed by our customers.

	Six-months ended May 31,
	2004	Change	2003
	(in thousands, except percentages)
Cost of revenue	$34,809	17.9%	$29,515
As percent of total revenue	22.4%	(1.2)%	23.6%

The increase in cost of revenue in absolute dollars for the six months ended May 31, 2004 as compared to the same period of the prior year resulted primarily from increased third party contractors, compensation costs and travel costs that were partially offset by a decrease in facilities costs. Service revenue increased 21% in the first half of fiscal 2004 as compared to the same period of 2003, and, as a result of this increase in consulting activities, third party consulting costs increased $2.2 million, compensation costs increased $2.7 million and travel costs increased $1.6 million. These costs were partially offset by a $1.1 million cost savings from the purchase of our corporate facilities.

OPERATING EXPENSES

Research and Development Expenses

Research and development expenses consist primarily of personnel, third party contractors and related costs associated with the development and enhancement of our suite of products.

	Three-months ended May 31,
	2004	Change	2003
	(in thousands, except percentages)
Research and development expenses	$13,832	(19.2)%	$17,119
As percent of total revenue	17.0%	(10.9)%	27.9%

The decrease in research and development expense for the second quarter of fiscal 2004 as compared to the same quarter of 2003 was primarily due to savings from the purchase of our corporate facilities, lower compensation, third party consulting and portion of shared information technology costs. The purchase of our corporate facilities resulted in a net savings of approximately $1.2 million for the second quarter of fiscal 2004. Compensation expenses decreased by approximately $0.6 million as a result of a reduction in research and development staff. The decrease in headcount also resulted in savings of approximately $0.4 million due to a lower portion of shared information technology costs. In addition, we reduced the use of third party consultants which resulted in a $0.2 million cost savings.

	Six-months ended May 31,
	2004	Change	2003
	(in thousands, except percentages)
Research and development expenses	$26,926	(21.7)%	$34,395
As percent of total revenue	17.3%	(10.2)%	27.5%

The decrease in research and development expense for the six months ended May 31, 2004 as compared to the same period of 2003 was primarily due to savings from the purchase of our corporate facilities, lower compensation, third party consulting and portion of shared information technology costs. The purchase of our corporate facilities resulted in a net savings of approximately $2.4 million for the six months ended May 31, 2004. Compensation expenses decreased by approximately $1.9 million as a result of a reduction in research and development staff. The decrease in headcount also resulted in savings of approximately $0.8 million due to a lower portion of shared information technology costs. In addition, we reduced the use of third party consultants which resulted in a $0.5 million cost savings.

We believe that continued investment in research and development is important to attaining our strategic objectives and, as a result, expect that, excluding the impact of our acquisition of Staffware, spending on research and development will remain relatively stable for the remainder of fiscal 2004.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of personnel and related costs of our direct sales force and marketing staff and the cost of marketing programs, including customer conferences, promotional materials, trade shows and advertising.

	Three-months ended May 31,
	2004	Change	2003
	(in thousands, except percentages)
Sales and marketing expenses	$26,871	(7.7)%	$29,099
As percent of total revenue	33.1%	(14.2)%	47.3%

The decrease in sales and marketing expense for the second quarter of fiscal 2004 as compared to the same quarter of 2003 was primarily due to savings from the purchase of our corporate facilities and lower compensation and advertising costs, partially offset by an increase in sales commissions. A targeted advertising campaign in the first half of fiscal 2003 was not repeated in fiscal 2004 resulting in savings of approximately $1.6 million during the quarter. The purchase of our corporate facilities resulted in a net savings of approximately $1.0 million for the second quarter of fiscal 2004. Compensation expenses decreased by approximately $0.7 million as a result of a reduction in sales and marketing staff. License revenue increased 47% during the three months ended May 31, 2004, resulting in an additional $1.0 million increase in sales commissions expense.

	Six-months ended May 31,
	2004	Change	2003
	(in thousands, except percentages)
Sales and marketing expenses	$53,471	(4.4)%	$55,948
As percent of total revenue	34.4%	(10.3)%	44.7%

The decrease in sales and marketing expense for the six months ended May 31, 2004 as compared to the same period of 2003 was primarily due to savings from the purchase of our corporate facilities and lower compensation and advertising costs partially offset by an increase in sales commissions and travel costs. A targeted advertising campaign in the first half of fiscal 2003 was not repeated in fiscal 2004 resulting in savings of approximately $1.8 million during the period. The purchase of our corporate facilities resulted in a net savings of approximately $1.5 million for the six months ended May 31, 2004. Compensation expenses decreased by approximately $1.9 million as a result of a reduction in sales and marketing staff. License revenue increased 31% during the six months ended May 31, 2004, resulting in an additional $2.1 million increase in sales commissions expense and a $0.8 million increase in travel costs from the increased business activity.

We intend to continue to maintain our current focus on our direct sales organization and on developing product-marketing programs and, accordingly, expect that, excluding the impact of our acquisition of Staffware, sales and marketing expenditures will remain relatively stable for the remainder of fiscal 2004.

General and Administrative Expenses

General and administrative expenses consist primarily of personnel and related costs for general corporate functions, including executive, legal, finance, accounting and human resources.

	Three-months ended May 31,
	2004	Change	2003
	(in thousands, except percentages)
General and administrative expenses	$5,727	—%	$5,728
As percent of total revenue	7.0%	(2.3)%	9.3%

General and administrative expenses remained relatively flat for the second fiscal quarter of 2004 as compared to the same quarter of 2003 primarily due to an increase in compensation costs offset by a reduction in the use of third party contractors and the purchase of our corporate facilities. Compensation costs that are based on company performance increased approximately $1.5 million which was offset by a decrease in third party contractor costs of approximately $0.6 million. The purchase of our corporate facilities resulted in a net savings of approximately $0.6 million for the second quarter of fiscal 2004.

	Six-months ended May 31,
	2004	Change	2003
	(in thousands, except percentages)
General and administrative expenses	$10,530	(2.1)%	$10,753
As percent of total revenue	6.8%	(1.8)%	8.6%

General and administrative expenses remained relatively flat for the six months ended May 31, 2004 as compared to the same period of 2003 primarily due to an increase in compensation costs offset by a reduction in the use of third party contractors and the purchase of our corporate facilities. Compensation costs that are based on company performance increased approximately $2.2 million which was offset by a decrease in third party contractor costs of approximately $1.4 million. The purchase of our corporate facilities resulted in a net savings of approximately $0.7 million for the six months ended May 31, 2004.

We expect that, excluding the impact of our acquisition of Staffware, general and administrative expenses will remain relatively stable as a percentage of revenue for the remainder of fiscal 2004.

Stock-Based Compensation

Stock-based compensation expense principally relates to stock options assumed in acquisitions, stock options granted to consultants and the employer portion of payroll taxes due as a result of employee exercises of stock options. We account for employee stock-based compensation as discussed in Note 2 to our condensed consolidated financial statements. Stock-based compensation expense related to stock options granted to consultants is recognized as earned using the multiple option method and is shown by expense category. At each reporting date, we re-value the consultants’ stock options using the Black-Scholes option-pricing model. As a result, stock-based compensation expense will fluctuate as the fair market value of our common stock fluctuates.

	Three-months ended May 31,
	2004	Change	2003
	(in thousands, except percentages)
Stock-based compensation expense	$45	(86.4)%	$331
As percent of total revenue	—	(0.5)%	0.5%

The decrease in stock-based compensation for the second quarter of fiscal 2004 as compared to the same quarter of 2003 is primarily due to a $0.3 million decrease in employee- and acquisition- related stock-based compensation. Stock-based compensation related to consultants remained flat quarter over quarter and employer-required payroll taxes for nonqualified stock option exercises were negligible for the second quarter of fiscal 2004 and 2003.

	Six-months ended May 31,
	2004	Change	2003
	(in thousands, except percentages)
Stock-based compensation expense	$123	(82.1)%	$688
As percent of total revenue	0.1%	(0.4)%	0.5%

The decrease in stock-based compensation in absolute dollars for the six months ended May 31, 2004 as compared to the same period of 2003 is primarily due to a $0.7 million decrease in employee- and acquisition- related stock-based compensation. Stock-based compensation income related to consultants decreased by $0.1 million. Employer-required payroll taxes for nonqualified stock option exercises were negligible for the six month period ended May 31, 2004 and 2003.

Restructuring charges

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

The following sets forth our accrued excess facilities costs as of May 31, 2004. These costs represent our estimated loss on abandoned facilities, net of sublease income, which we expect to pay over the next six years. See Notes 2 and 14 to our condensed consolidated financial statements.

Excess Facilities
Balance at November 30, 2003	$42,522
Cash utilized during first quarter of fiscal 2004	2,051

Balance at February 29, 2004	40,471
Cash utilized during second quarter of fiscal 2004	1,962

Balance at May 31, 2004	$38,509

Amortization of Acquired Intangibles

Intangible assets are comprised of trademarks and established customer bases, as well as non-compete, maintenance and OEM customer royalty agreements.

	Three-months ended May 31,
	2004	Change	2003
	(in thousands, except percentages)
Amortization of acquired intangibles	$483	(3.2)%	$499
As percent of total revenue	0.6%	(0.2)%	0.8%

	Six-months ended May 31,
	2004	Change	2003
	(in thousands, except percentages)
Amortization of acquired intangibles	$982	(1.7)%	$998
As percent of total revenue	0.6%	(0.2)%	0.8%

We did not acquire any new intangibles or make any adjustments to our existing acquired intangibles. As a result, amortization of acquired intangibles remained stable year over year.

Interest and other income (expense), net

Interest and other income (expense), net, includes interest income, realized gains and losses on investments and other miscellaneous income and expense items.

	Three-months ended May 31,
	2004	Change	2003
	(in thousands, except percentages)
Interest and other income (expense), net	$849	(83.0)%	$4,992
As percent of total revenue	1.0%	(7.1)%	8.1%

The decrease in interest and other income, net, in absolute dollars for the second quarter of fiscal 2004 as compared to the same quarter of 2003 was primarily due to lower interest income in 2004 combined with net foreign exchange losses. Interest income decreased 40.5% from $3.5 million in the second quarter of fiscal 2003 to $2.1 million in the second quarter of fiscal 2004. This decrease was primarily due to the decline in interest rates on our investments combined with a decrease in our investment asset base as a result of our repurchase and retirement of $115.0 million of our common stock and the acquisition related commitment of $150.0 million. During the second quarter of fiscal 2004 and 2003, we had a net foreign exchange loss of $0.6 million and a net foreign exchange gain of $0.5 million, respectively. This increase in expense was the result of the volatility of the dollar against the Euro and the British Pound.

	Six-months ended May 31,
	2004	Change	2003
	(in thousands, except percentages)
Interest and other income (expense), net	$3,161	(68.7)%	$10,095
As percent of total revenue	2.0%	(6.1)%	8.1%

The decrease in interest and other income in absolute dollars for the six months ended May 31, 2004 as compared to the same period of the prior year was primarily due to lower interest income in 2004 combined with net foreign exchange losses. Interest income decreased 44.5% from $7.5 million for the six months ended May 31, 2003 to $4.2 million for the six months ended May 31, 2004. This decrease was primarily due to the decline in interest rates on our investments combined with a decrease in our investment asset base as a result of our repurchase and retirement of $115.0 million of our common stock and the acquisition related commitment of $150.0 million. During the six months ended May 31, 2004 and 2003, we had a net foreign exchange loss of $0.9 million and a net foreign exchange gain of $1.2 million, respectively. This increase in expense was the result of the volatility of the dollar against the Euro and the British Pound.

Interest expense

Interest expense relates to interest incurred in connection with the corporate headquarters purchase in June 2003. We recorded a $54.0 million mortgage note payable to a financial institution collateralized by the commercial real property acquired. The mortgage note payable carries a fixed annual interest rate of 5.09% and a 20-year amortization. The principal balance remaining at the end of the 10-year term of $33.9 million is due as a final balloon payment on July 1, 2013.

	Three-months ended May 31,
	2004	Change	2003
	(in thousands, except percentages)
Interest expense	$691	(100.0)%	$—
As percent of total revenue	0.9%	0.9%	—%

	Six-months ended May 31,
	2004	Change	2003
	(in thousands, except percentages)
Interest expense	$1,388	(100.0)%	$—
As percent of total revenue	0.9%	0.9%	—%

Provision for (Benefit from) Income Taxes

Our current estimate of our annual effective tax rate on anticipated operating income for the 2004 tax year is 41%. The estimated annual effective tax rate of 41% has been used to record the provision for income taxes for the six-month period ended May 30, 2004 compared with an effective tax rate of 40% used to record the provision for income taxes for the comparable period in 2003. The estimated annual effective tax rate differs from the U.S. statutory rate primarily due to state taxes, foreign tax rate differences, and R&D tax credits. We reassess the appropriateness of our valuation allowance each quarter and have maintained a full valuation allowance on our deferred tax assets because we expect that it is more likely than not that all deferred tax assets will not be realized in the foreseeable future. In future quarters, however, a full valuation allowance may not be required and could result in the recording of a deferred tax benefit.

LIQUIDITY AND CAPITAL RESOURCES

At May 31, 2004, we had cash and cash equivalents of $101.3 million, representing an increase of $18.0 million from November 30, 2003.

Net cash provided by operations for the six months ended May 31, 2004 was $33.0 million compared to $5.2 million for the comparable period of the prior year. Cash provided by operating activities for the six months ended May 31, 2004 resulted primarily from net income of $18.1 million combined with non-cash charges of $19.0 million partially offset by a net decrease in assets and liabilities of $4.1 million. Cash provided by operating activities for the six months ended May 31, 2003 resulted primarily from net income of $1.1 million that was combined with non-cash charges of $10.0 million offset by a net decrease in assets and liabilities of $5.9 million.

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

Net cash provided by investing activities was $88.7 million and $50.5 million for the six months ended May 31, 2004 and 2003, respectively. Net cash provided by investing activities for the six months ended May 31, 2004 related primarily from net sales and maturities of short-term investments of $242.3 million offset by $150.0 million restricted cash recorded in connection with our offer to acquire Staffware. Net cash provided by investing activities for the six months ended May 31, 2003 related primarily from net sales and maturities of short-term investments of $51.5 million.

Net cash used in financing activities for the six months ended May 31, 2004 was $104.1 million resulting primarily from the $115.0 million purchase of our common stock pursuant to our repurchase agreement with Reuters, partially offset by $11.7 million in proceeds from the exercise of stock options and stock purchases under our Employee Stock Purchase Program. Net cash provided by financing activities in the six months ended May 31, 2003 was $3.4 million in proceeds from the exercise of stock options and stock purchases under our Employee Stock Purchase Program.

At May 31, 2004 and November 30, 2003, we had $379.4 million and $604.7 million in cash, cash equivalents and investments, respectively. We expect our operating expenses to remain relatively stable for the foreseeable future and, as a result, we intend to fund our operating expenses through cash flows from operations. We expect to use our cash resources to fund capital expenditures as well as acquisitions or investments in complementary businesses, technologies or product lines. We believe that our current cash, cash equivalents and investments and cash flows from operations will be sufficient to meet our anticipated cash requirements for working capital and capital expenditures for at least the next twelve months.

In February 2004, Reuters sold 69 million shares of our outstanding common stock at a price of $6.85 per share in a registered public offering. Pursuant to our Registration and Repurchase agreement with Reuters, we repurchased approximately 16.8 million shares of our common stock at the same price of $6.85 per share, totaling $115.0 million. This completed our obligation under the agreement to repurchase shares from Reuters.

We lease office space and equipment under non-cancelable operating leases with various expiration dates through March 2014. Rental expense was approximately $1.5 million and $5.6 million for the second quarter of fiscal 2004 and 2003, respectively and $3.0 million and $11.2 million for the six month periods ended May 31, 2004 and 2003, respectively.

As of May 31, 2004, contractual commitments associated with indebtedness and lease obligations is as follows, (in thousands):

	Remaining 2004	2005	2006	2007	2008	Thereafter	Total
Operating commitments:
Debt principal	$823	$1,709	$1,798	$1,892	$1,990	$44,463	$52,675
Debt interest	1,332	2,600	2,511	2,417	2,319	9,358	20,537
Operating leases	1,856	2,027	1,724	1,585	1,590	2,645	11,427

Total operating commitments	4,011	6,336	6,033	5,894	5,899	56,466	84,639
Restructuring-related commitments:
Operating leases, net of sublease income	2,898	6,553	6,351	6,448	6,640	14,993	43,883
Acquisition related commitments	150,000	—	—	—	—	—	150,000

Total commitments	$156,909	$12,889	$12,384	$12,342	$12,539	$71,459	$278,522

Restructuring-related lease obligations are as follows (in thousands):

	Remaining 2004	2005	2006	2007	2008	Thereafter	Total
Gross lease obligations	$4,371	$8,586	$7,260	$7,368	$7,589	$16,549	$51,723
Sublease income	(1,473)	(2,033)	(909)	(920)	(949)	(1,556)	(7,840)

Net lease obligations	$2,898	$6,553	$6,351	$6,448	$6,640	$14,993	$43,883

As of May 31, 2004, future minimum lease payments under restructured non-cancelable operating leases include $35.2 million provided for as accrued restructuring costs and $3.3 million for acquisition integration liabilities. These amounts are included in Accrued Excess Facilities Costs on our Condensed Consolidated Balance Sheets.

In April 2004, in order to cover the cash component of our agreement to acquire Staffware, we placed $150.0 million into a restricted cash account. The acquisition became unconditional and we acquired approximately 85% of the outstanding Staffware stock on June 7, 2004.

In February 2004, we entered into a $0.7 million bank guarantee in connection with Value Added Tax refunds for one of our European subsidiaries. The cash restricted in connection with this guarantee is included in Other Assets on our Condensed Consolidated Balance Sheets.

In connection with the mortgage note payable, we have a $20.0 million revolving line of credit that matures on June 23, 2005. As of February 29, 2004, no amounts were drawn on this line of credit. We are required to maintain a minimum unrestricted cash, cash equivalent, and short-term investment balance of $150.0 million as well as other non-financial covenants defined in the agreement. We were in compliance with all covenants at May 31, 2004.

As of May 31, 2004, we had a $13.0 million irrevocable standby letter of credit in connection with the mortgage note payable. This letter of credit automatically renews for successive one-year periods, until the mortgage note payable has been satisfied in full. The letter of credit is collateralized by the revolving line of credit described above.

As of May 31, 2004, we had a $5.0 million irrevocable standby letter of credit outstanding in connection with a facility lease. The letter of credit automatically renews annually for the duration of the lease term, which expires in December 2010. The investments pledged for security of the letter of credit are presented as restricted cash and included in Other Assets on the Condensed Consolidated Balance Sheets.

As of May 31, 2004, we had a $0.9 million irrevocable standby letter of credit outstanding in connection with a facility surrender agreement. The letter of credit automatically renews annually for the duration of the letter of credit requirement of the surrender agreement, which expires in June 2006. The investments pledged for security of the letter of credit are presented as restricted cash and included in Other Assets on the Condensed Consolidated Balance Sheets.

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

Any failure to successfully integrate Staffware’s business operations could adversely affect our financial results.

We intend to complete our acquisition of Staffware in the third quarter of fiscal 2004. We intend to integrate certain of our operations with those of Staffware to reduce the expenses of the combined company. If we are unable to integrate our operations with Staffware’s operations in a timely manner, we may be unable to achieve the anticipated synergies. The challenges of integrating Staffware include, among other things:

•	inconsistencies in standards, controls, procedures and policies, and compensation structures between TIBCO and Staffware;

•	potential unknown liabilities associated with the acquired business and technology;

•	demonstrating to our customers that the acquisition will not result in adverse changes in product offerings, customer service standards or business focus;

•	coordinating and consolidating ongoing and future research and development efforts;

•	unanticipated delays in or expenses related to the integration of operations;

•	retaining and integrating key employees, as necessary, including members of Staffware’s sales force;

•	conducting adequate training of employees and modifying operating control standards in areas specific to U.S. corporations such as U.S. GAAP and requirements under the Sarbanes-Oxley Act of 2002 and the rules and regulations promulgated thereunder;

•	costs and delays in implementing common systems and procedures, including financial accounting systems and customer information systems;

•	consolidating corporate and administrative infrastructure, particularly in light of Staffware’s decentralized international corporate structure;

•	identifying and eliminating redundant and underperforming operations and assets;

•	using capital assets efficiently to develop the business of the combined company;

•	minimizing the diversion of management’s attention from ongoing business concerns;

•	fluctuations in currency exchange rates;

•	possible tax costs or inefficiencies associated with integrating the operations of the combined company; and

•	international rules and regulations that may limit or complicate restructuring plans.

We have incurred and expect to incur significant costs associated with the acquisition of Staffware, which could have an adverse effect on our shares.

We have incurred and expect to incur significant costs associated with the acquisition and integration of Staffware. These costs may be substantial and include adviser’s fees, reorganization or closure of facilities, severance and employee retention and other employee related costs, costs for lease terminations, meetings, training, re-branding, integration of information technology systems and other integration costs. We believe the combined entity may incur charges to operations, which are not currently reasonably estimable, in the quarters which follow, to reflect costs associated with integrating the two companies. We expect to incur charges to earnings for amortization of intangibles, consisting primarily of purchased technology, acquired in the acquisition. Our financial results, including earnings per share, could be adversely affected by a number of financial adjustments required by U.S. GAAP due to these or any additional charges in the future to reflect additional costs associated with the acquisition. Each of these charges would negatively impact earnings, which could have an adverse effect on the price of TIBCO shares.

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

In addition, while we may in future quarters record positive net income and/or increases in net income over prior periods, we may not show period-over-period earnings per share growth, or earnings per share growth that meets the expectations of stock market analysts, as a result of increases in the number of our shares outstanding during such periods. In such case, our stock price may decline.

We have a history of losses, we may incur future losses, and if we are unable to sustain profitability our business will suffer and our stock price may decline.

We may not be able to achieve revenue or earnings growth or obtain sufficient revenue to sustain profitability. While we achieved a modest profit of $9.6 million in the second quarter of fiscal 2004, we had a net loss of $0.6 million in the second quarter of fiscal 2003 and net losses in seven of the past fourteen quarters. As of May 31, 2004, we had an accumulated deficit of $140.3 million.

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

Our business is subject to variations throughout the year due to seasonal factors in the U.S. and worldwide. These factors include fewer selling days in Europe during the summer vacation season which has a disproportionate effect on sales in Europe, including sales of Staffware products and the impact of the holidays and a slow down in capital expenditures by our customers at calendar year-end (during our first fiscal quarter). These factors typically result in lower sales activity in our first and third fiscal quarters compared to the rest of the year and make quarter-to-quarter comparisons of our operating results less meaningful.

The slowdown in the growth of the market for infrastructure software has caused our revenue to decline in the past and could cause our revenue or results of operations to fall below expectations in the future.

The market for infrastructure software is relatively new and evolving. We earn a substantial portion of our revenue from sales of our infrastructure software, including application integration software and related services. We expect to earn substantially all of our revenue in the foreseeable future from sales of these products and services. Our future financial performance will depend on continued growth in the number of organizations demanding software and services for application integration and information delivery and companies seeking outside vendors to develop, manage and maintain this software for their critical applications. A recently weak and slowly recovering United States and global economy, which has had a disproportionate impact on information technology spending by businesses, has led to a reduction in sales in the past and may continue to do so in the future. Many of our potential customers have made significant investments in internally developed systems and would incur significant costs in switching to third-party products, which may substantially inhibit the growth of the market for infrastructure software. If the market fails to grow, or grows more slowly than we expect, our sales will be adversely affected. There can be no assurance that as the economy revives and companies make greater investments in information technology and infrastructure software that revenue will grow at the same pace.

Our strategy contemplates possible future acquisitions which may result in us incurring unanticipated expenses or additional debt, difficulty in integrating our operations, dilution to our stockholders and may harm our operating results.

Our success depends on our ability to continually enhance and broaden our product offerings in response to changing technologies, customer demands, and competitive pressures. We have in the past and may in the future acquire complementary businesses, products or technologies. In this regard, we intend to complete our acquisition of Staffware in the third quarter of fiscal 2004 and have acquired the businesses of Talarian Corporation in 2002, Praja, Inc. in 2002, Extensibility, Inc. in 2000 and InConcert, Inc. in 1999. We do not know if we will be able to complete any acquisition or that we will be able to successfully integrate any acquired business, operate it profitably, or retain its key employees. Integrating any newly acquired business, product or technology could be expensive and time-consuming, could disrupt our ongoing business and could distract our management. We may face competition for acquisition targets from larger and more established companies with greater financial resources. In addition, in order to finance any acquisition, we might need to raise additional funds through public or private financings or use our cash reserves. In that event, we could be forced to obtain equity or debt financing on terms that are not favorable to us and, in the case of equity financing, that results in dilution to our stockholders. Use of our cash reserves for acquisitions could limit our financial flexibility in the future. Moreover, the terms of existing loan agreements may prohibit certain acquisitions or may place limits on our ability to incur additional indebtedness or issue additional equity securities to finance acquisitions. If we are unable to integrate any newly acquired entity, products or technology effectively, our business, financial condition and operating results would suffer. In addition, any amortization or impairment of acquired intangible assets, stock-based compensation or other charges resulting from the costs of acquisitions could harm our operating results.

The loss of any significant customer could harm our business and cause our stock price to decline.

We do not have long-term sales contracts with any of our customers. There can be no assurance that any of our customers, including Reuters, will continue to purchase our products in the future. As a result, a customer that generates substantial revenue for us in one period may not be a source of revenue in subsequent periods. For example, in each of the first and second quarters of fiscal 2004, a single customer accounted for over 15% of total revenue during such period. In addition, sales to Reuters, our largest customer, accounted for 9% of our total revenue in fiscal 2002 and 12% of our total revenue in fiscal 2003.

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

Under our new agreement with Reuters, we are no longer prohibited from selling our products and providing consulting services directly to companies in the financial services market; however we are restricted from directly selling risk management and market data distribution products in such markets through May 2008. While we currently do not offer any risk management and market data distribution solutions as part of our product offerings, if we were to develop any such products, we would have to rely on Reuters to sell those products in the financial services market until these restrictions end. Reuters is not required to help us sell any of these products in those markets and there can be no assurance that Reuters would choose to sell our products over products of our competitors.

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

Most of our licenses are on an “open credit” basis. We monitor individual customer payment capability in granting such open credit arrangements, seek to limit credit to amounts we believe the customers can pay, and maintain reserves we believe are adequate to cover exposure for doubtful accounts.

Because of the recent slowdown and slow recovery in the global economy, our exposure to credit risks has increased. Although these losses have not been material to date, future losses, if incurred, could harm our business and have an adverse effect on our business, operating results and financial condition.

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

If we fail to retain and recruit key management and other skilled employees, our business and our ability to obtain new customers, develop new products and provide acceptable levels of customer service could suffer. The success of our business is heavily dependent on the leadership of our key management personnel, including Vivek Ranadivé, our President and Chief Executive Officer. The loss of one or more key employees could adversely affect our continued operations. We have experienced changes in our management organization over the past several years and may experience additional management changes in the future. In this regard, certain members of our senior management team will terminate their employment with us in 2004. If we are unsuccessful in replacing these employees or if our current management team is unable to assume the duties of these employees successfully, our business would be harmed. Uncertainty created by turnover of key employees could also result in reduced confidence in our financial performance which could cause fluctuations in our stock price and result in further turnover of our employees.

Our success also depends on our ability to recruit, retain and motivate highly skilled sales, marketing and engineering personnel. Competition for these people in the software industries is intense, and we may not be able to successfully recruit, train or retain qualified personnel. In addition, we have in the past and may in the future experienced turnover in our marketing and sales management. In particular, members of the Staffware sales force may leave as a result of our acquisition of Staffware, negatively impacting our ability to realize the synergies we expect from the combination of our business with that of Staffware.

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

We regard our copyrights, service marks, trademarks, trade secrets, patents (licensed or others) and similar intellectual property as critical to our success. Any misappropriation of our proprietary information by third parties could harm our business, financial condition and operating results. In addition, the laws of some countries do not provide the same level of protection of our proprietary information as do the laws of the United States. If our proprietary information were misappropriated, we might have to engage in litigation to protect it. We might not succeed in protecting our proprietary information if we initiate intellectual property litigation, and, in any event, such litigation would be expensive and time-consuming, could divert our management’s attention away from running our business and could seriously harm our business.

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

At May 31, 2004, we had an investment portfolio of fixed income securities totaling $278.1 million, excluding those classified as cash and cash equivalents and restricted funds, respectively. Our investments consist primarily of bank and finance notes, various government obligations and asset-backed securities. These securities are classified as available-for-sale and are recorded on the balance sheet at fair market value with unrealized gains or losses reported as a separate component of stockholders’ equity. Unrealized losses are charged against income when a decline in fair market value is determined to be other than temporary. The specific identification method is used to determine the cost of securities sold.

The investment portfolio is subject to interest rate risk and will fall in value in the event market interest rates increase. If market interest rates were to increase immediately and uniformly by 100 basis points (approximately 48.8% of current rates in the portfolio) from levels as of May 31, 2004, the fair market value of the portfolio would decline by approximately $3.1 million.

We develop products in the United States and sell in North America, South America, Europe, Asia and the Middle East. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. A majority of sales are currently made in U.S. dollars; however, a strengthening of the dollar could make our products less competitive in foreign markets. We enter into foreign currency forward exchange contracts (“forward contracts”) to manage exposure related to accounts receivable denominated in foreign currencies. We do not enter into derivative financial instruments for trading purposes. We had outstanding forward contracts with notional amounts totaling approximately $6.9 million at May 31, 2004. These open contracts mature at various dates through December 2004 and are economic hedges of certain foreign currency transaction exposures in the Euro, Singapore Dollar and the Australian Dollar. The fair value of these contacts at May 31, 2004 was approximately $7.0 million.

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

Changes in internal control over financial reporting. There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has significantly affected, or is reasonably likely to significantly affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At our annual meeting of stockholders on April 15, 2004 the following two proposals were voted on and approved as follows:

PROPOSAL I (To elect six directors to serve until our next annual meeting of stockholders, or until their successors are duly elected and qualified.)

	Total Vote For Each Director	Total Vote Withheld From Each Director
Vivek Y. Ranadivé	141,355,564	10,197,860
Naren Gupta	136,209,612	15,343,812
Peter Job	142,867,823	8,685,601
William A. Owens [1]	100,554,218	50,999,206
Philip K. Wood	135,836,694	15,716,730
Eric Dunn	137,880,372	13,673,052

1. Mr. Owens resigned from TIBCO’s board of directors in June 2004.

PROPOSAL II (To ratify the appointment of PricewaterhouseCoopers LLP as our independent public accountants for the fiscal year ending November 30, 2004.)

For	Against	Abstain
141,630,197	9,893,808	29,419

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

10.1	Transition Agreement and Release, dated as of April 30, 2004, by and between David Rice and the Registrant.

31.1	Rule 13a – 14(a) / 15d – 14(a) Certification by Chief Executive Officer.

31.2	Rule 13a – 14(a) / 15d – 14(a) Certification by Chief Financial Officer.

32.1	Section 1350 Certification by Chief Executive Officer.

32.2	Section 1350 Certification by Chief Financial Officer.

(b) Reports on Form 8-K:

We filed a Current Report on Form 8-K on March 17, 2004 to furnish the press release we issued on March 17, 2004 entitled “TIBCO Software Reports First Quarter Financial Results.”

We filed a Current Report on Form 8-K on April 23, 2004 to announce that we had agreed to the terms of a cash and share offer for the issued share capital of Staffware plc and to furnish the press release we issued on April 22, 2004 entitled “Recommended Cash and Share Offer by TIBCO Software Inc. and by Banc of America Securities Limited (on its behalf outside the United States) for Staffware plc.”

We filed a Current Report on Form 8-K on June 17, 2004 to furnish the press release we issued on June 17, 2004 entitled “TIBCO Software Reports Second Quarter Financial Results.”

We filed a Current Report on Form 8-K on June 18, 2004 to furnish the press release we issued on June 7, 2004, announcing that the Recommended Cash and Share Offer by Banc of America Securities Limited on behalf of TIBCO Software Inc. (and in the United States by TIBCO Software Inc.) for Staffware plc had been declared unconditional in all respects.

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

Date: July 7, 2004