Form 10-Q
period 2004-08-29
TIBCO SOFTWARE INC
filed 2004-10-13
CIK 1085280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 29, 2004

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

The number of shares outstanding of the registrant’s Common Stock, $0.001 par value, as of October 8, 2004 was 212,136,640.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TIBCO SOFTWARE INC.

Condensed Consolidated Balance Sheets

(in thousands)

	August 31, 2004	November 30, 2003
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$178,767	$83,278
Short-term investments	263,168	521,391
Accounts receivable, net of allowances; $4,187 and $4,715, respectively	84,391	53,659
Due from related parties	570	4,454
Other current assets	21,257	15,549

Total current assets	548,153	678,331
Property and equipment, net of accumulated depreciation; $53,812 and $44,590, respectively	117,652	119,124
Other assets	37,118	34,923
Goodwill	264,519	103,006
Acquired intangibles, net of accumulated amortization; $29,604 and $21,745, respectively	67,816	7,875

	$1,035,258	$943,259

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,150	$3,692
Amounts due related parties	—	1,641
Accrued liabilities	72,718	36,219
Accrued excess facilities costs	38,962	42,522
Deferred revenue	60,190	42,914
Current portion of long term debt	1,687	1,624

Total current liabilities	179,707	128,612

Long-term liabilities:
Long-term deferred income tax payable	19,484	—
Long term debt	50,580	51,853

Total long-term liabilities	70,064	51,853

Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock	211	213
Additional paid-in capital	918,665	921,038
Unearned stock-based compensation	(161)	(254)
Accumulated other comprehensive income (loss)	(1,496)	225
Accumulated deficit	(131,732)	(158,428)

Total stockholders’ equity	785,487	762,794

	$1,035,258	$943,259

See accompanying notes to condensed consolidated financial statements.

TIBCO SOFTWARE INC.

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

	Three Months Ended August 31,		Nine Months Ended August 31,
	2004	2003	2004	2003
	(Unaudited)		(Unaudited)
License revenue:
Non-related parties	$53,697	$32,410	$131,417	$85,171
Related parties	3,751	2,192	12,119	15,205

Total license revenue	57,448	34,602	143,536	100,376

Service and maintenance revenue:
Non-related parties	44,279	26,574	105,264	77,786
Related parties	2,860	4,189	9,696	11,239
Reimbursable expenses	1,324	749	3,065	1,834

Total service and maintenance revenue	48,463	31,512	118,025	90,859

Total revenue	105,911	66,114	261,561	191,235
Cost of revenue:
Stock based compensation	6	44	30	164
Other cost of revenue non-related parties	27,658	15,326	62,466	44,237
Other cost of revenue related parties	—	1,479	—	2,081

Gross profit	78,247	49,265	199,065	144,753

Operating expenses:
Research and development:
Stock-based compensation	5	77	36	452
Other research and development	16,184	14,120	43,110	48,515
Sales and marketing:
Stock-based compensation	5	85	61	223
Other sales and marketing	32,955	28,404	86,428	84,352
General and administrative:
Stock-based compensation	—	10	13	67
Other general and administrative	8,740	4,404	19,269	15,157
Restructuring charges	—	—	—	1,100
Acquired in-process research and development	2,200	—	2,200	—
Amortization of acquired intangibles	2,218	499	3,200	1,498

Total operating expenses	62,307	47,599	154,317	151,364

Income (loss) from operations	15,940	1,666	44,748	(6,611)
Interest and other income (expense), net	1,351	2,641	4,513	13,438
Interest expense	(690)	(503)	(2,078)	(1,205)

Income before income taxes	16,601	3,804	47,183	5,622
Provision for income taxes	8,031	1,088	20,487	1,806

Net income	$8,570	$2,716	$26,696	$3,816

Net income per share:
Basic	$0.04	$0.01	$0.13	$0.02

Weighted average common shares outstanding	209,442	211,827	205,815	211,088

Net income per share:
Diluted	$0.04	$0.01	$0.12	$0.02

Weighted average common shares outstanding	221,413	222,708	218,841	218,991

See accompanying notes to condensed consolidated financial statements.

TIBCO SOFTWARE INC.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands)

(Unaudited)

	Common Stock		Additional Paid-In Capital	Unearned Stock-Based Compensation	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
	Shares	Amount
Balance at November 30, 2003	213,366	$213	$921,038	$(254)	$225	$(158,428)	$762,794

Net income	—	—	—	—	—	26,696	26,696
Cumulative translation adjustment	—	—	—	—	(912)		(912)
Change in net unrealized gain on investments	—	—	—	—	(809)	—	(809)

Comprehensive income							24,975

Common stock issued in connection with acquisition of Staffware	10,935	11	92,259	—	—	—	92,270
Shares retired – Reuters repurchase	(16,788)	(17)	(114,983)				(115,000)
Acquisition and stock option related tax benefits	—	—	5,086		—	—	5,086
Exercise of common stock options, net	2,509	3	10,193	—	—	—	10,196
Employee stock purchase plan, common stock issued	1,109	1	5,046	—	—	—	5,047
Unearned stock-based compensation, net	—	—	26	93	—	—	119

Balance at August 31, 2004	211,131	$211	$918,665	$(161)	$(1,496)	$(131,732)	$785,487

See accompanying notes to condensed consolidated financial statements.

TIBCO SOFTWARE INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended
	August 31, 2004	August 31, 2003
	(Unaudited)
Cash flows from operating activities:
Net income	$26,696	$3,816
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	9,665	10,814
Amortization of acquired intangibles	7,860	5,073
Amortization of stock-based compensation	133	906
Realized (gain) loss on investments, net	180	(2,109)
Acquisition and stock option related tax benefits	9,401	—
Changes in assets and liabilities:
Accounts receivable	(14,574)	23,262
Due from related parties, net	2,243	869
Prepaid land lease	885	(27,908)
Other assets	(2,931)	323
Accounts payable	623	(1,174)
Accrued liabilities and excess facilities	11,751	(18,379)
Deferred tax liability	(856)	—
Deferred revenue	6,128	(11,331)

Net cash provided by (used for) operating activities	57,204	(15,838)

Cash flows from investing activities:
Purchases of short-term investments	(450,537)	(931,139)
Sales and maturities of short-term investments	707,772	1,004,313
Purchase of corporate facilities	—	(77,945)
Purchases of other property and equipment, net	(4,915)	(1,543)
Cash and short-term investments pledged as security	(927)	—
Acquisition of Staffware, net of cash acquired	(111,462)	—
Purchases of private equity investments	(293)	(68)

Net cash provided by (used for) investing activities	139,638	(6,382)

Cash flows from financing activities:
Proceeds from exercise of stock options	10,196	1,358
Proceeds from employee stock purchase program	5,047	5,381
Proceeds from long term debt	—	54,000
Payment of financing fees	—	(716)
Payment for purchase of retired shares	(115,000)	—
Principal payments on long term debt	(1,210)	(130)

Net cash provided by (used for) financing activities	(100,967)	59,893

Effect of exchange rate changes on cash	(386)	(15)

Net change in cash and cash equivalents	95,489	37,658
Cash and cash equivalents at beginning of period	83,278	57,229

Cash and cash equivalents at end of period	$178,767	$94,887
Supplemental non-cash investing activities:
Common stock issued in connection with acquisition	$92,270	$—

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

For purposes of presentation, we have indicated the third quarter of fiscal 2004 and 2003 as ended on August 31, 2004 and August 31, 2003, respectively; whereas in fact, our third fiscal quarters ended on the Sunday and Friday nearest to the end of August, respectively. In fiscal 2004, we changed our quarterly periods to end on the Sunday nearest the end of the month.

The results of operations for the three months and nine months ended August 31, 2004 are not necessarily indicative of the results that may be expected for the year ending November 30, 2004 or any other future interim period, and we make no representations related thereto.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Change in Accounting Estimate

In connection with the purchase of our corporate headquarters (Note 4), we extended the remaining useful life of the carrying value of the building improvements from the length of the original lease term of 12 years to an estimated useful life of 25 years, effective July 1, 2003. This change reduced depreciation expense by $0.3 million and $1.0 million for the three-month and nine-month periods ended August 31, 2004, respectively, and increased net income by $0.2 million and $0.6 million for the three-month and nine-month periods ended August 31, 2004, respectively. This change had no impact on earnings per share for the three-month and nine-month periods ended August 31, 2004. This change reduced depreciation expense by $0.2 million for the three-month and nine-month periods ended August 31, 2003, respectively, and increased net income by $0.1 million for the three-month and nine-month periods ended August 31, 2003, respectively. This change had no impact on earnings per share for the three-month and nine-month periods ended August 31, 2003.

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

Marketable securities, which are classified as available-for-sale, are summarized as follows as of August 31, 2004 (in thousands):

	Purchase/ Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value
U.S. Government debt securities	$111,402	$48	$(149)	$111,301
Corporate debt securities	104,970	44	(298)	104,716
Notes and other	96,406	37	(294)	96,149
Marketable equity securities	152	—	(115)	37

Total available for sale securities	$312,930	$129	$(856)	$312,203

Marketable securities, which are classified as available-for-sale, are summarized as follows as of November 30, 2003 (in thousands):

	Purchase/ Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value
U.S. Government debt securities	$253,594	$260	$(201)	$253,653
Corporate debt securities	195,575	292	(370)	195,497
Notes and other	110,517	317	(68)	110,766
Marketable equity securities	334	—	(72)	262

Total available for sale securities	$560,020	$869	$(711)	$560,178

As of August 31, 2004 and November 30, 2003, $130.5 million and $234.7 million fixed income securities, respectively, had contractual maturities of one year or less. As of August 31, 2004 and November 30, 2003, $181.7 million and $286.5 million fixed income securities, respectively, had contractual maturities of more than one year through five years.

The following table summarizes the components of marketable securities classified as cash equivalents as of the period indicated (in thousands):

	August 31, 2004	November 30, 2003
Cash and money market funds	$7,901	$10,935
U.S. Treasury notes	—	15,028
Corporate debt securities and other	35,300	6,926

	$43,201	$32,889

The following table summarizes the net realized gains (losses) on marketable securities for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	August 31, 2004	August 31, 2003	August 31, 2004	August 31, 2003
Realized gains	$44	$1,170	$897	$2,856
Realized losses	(104)	(422)	(1,077)	(747)

Net realized gains	$(60)	$748	$(180)	$2,109

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

	Three Months Ended		Nine Months Ended
	August 31, 2004	August 31, 2003	August 31, 2004	August 31, 2003
Net income, as reported	$8,570	$2,716	$26,696	$3,816
Add: Total stock-based employee compensation expense determined under intrinsic value based method for all awards, net of related tax effects	11	202	85	979
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(9,183)	(14,162)	(27,910)	(43,349)

Pro forma net loss	$(602)	$(11,244)	$(1,129)	$(38,554)

Net income(loss) per share:
Basic – as reported	$0.04	$0.01	$0.13	$0.02

Basic – pro forma	$(0.00)	$(0.05)	$(0.01)	$(0.18)

Diluted – as reported	$0.04	$0.01	$0.12	$0.02

Diluted – pro forma	$(0.00)	$(0.05)	$(0.01)	$(0.18)

These pro forma amounts may not be representative of the effects for future years as options vest over several years and additional awards are generally made each year.

Restructuring Charges

Our restructuring charges are comprised primarily of costs related to properties abandoned in connection with facilities consolidation, related write-down of leasehold improvements and severance and associated employee termination costs related to headcount reductions. For restructuring actions initiated prior to December 31, 2002, we complied with the guidance provided by the EITF 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.” We recorded the liability related to these termination costs when the plan was approved; the termination benefits were determined and communicated to the employees; the number of employees to be terminated, their locations and jobs were specifically identified; and the period of time to implement the plan was set. For restructuring actions initiated after January 1, 2003, we adopted SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” which requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when such liability is incurred. The adoption of SFAS No. 146 did not have a material impact on our operating results or financial position.

Recent Accounting Pronouncements

In March 2004, the EITF reached a consensus on recognition and measurement guidance previously discussed under EITF 03-01. The consensus clarifies the meaning of other-than-temporary impairment and its application to investments classified as either available-for-sale or held-to-maturity under SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities,” and investments accounted for under the cost method or the equity method. The recognition and measurement guidance for which the consensus was reached is to be applied to other-than-temporary impairment evaluations. In September 2004, the Financial Accounting Standards Board (“FASB”) issued a final FASB Staff Position, FSP EITF Issue 03-01-1, that delays the effective date for the measurement and recognition guidance of EITF 03-01. We are currently evaluating the impact of adopting EITF 03-01.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. In November 2003, FASB issued FASB Staff Position No. 150-3 (FSP 150-3), which deferred the effective dates for applying certain provisions of SFAS 150 related to mandatorily redeemable financial instruments of certain non-public entities and certain mandatorily redeemable non-controlling interests for public and non-public companies. For public entities, SFAS 150 is effective for mandatorily redeemable financial instruments entered into or modified after May 31, 2003 and is effective for all other financial instruments as of the first interim period beginning after June 15, 2003. The measurement provisions of SFAS 150 are deferred indefinitely for other mandatorily redeemable non-controlling interests that were issued before November 5, 2003. For those instruments, the measurement guidance for redeemable shares and non-controlling interests in other literature shall apply during the deferral period. We adopted SFAS No. 150 on June 1, 2003. The adoption did not have a material impact on our results of operations or financial condition.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN46”), which was revised in December 2003 and subsequently referred to as FIN 46R. FIN 46R has been subsequently interpreted by three FASB Staff Positions. FIN 46 and FIN 46R applied immediately to variable interest entities (“VIEs”) created after January 31, 2003 and no later than the end of the first interim or annual reporting period ending after March 15, 2004. The adoption of FIN 46 and FIN 46R (and related interpretations) had no impact as we have no investments in VIEs.

3. BUSINESS COMBINATIONS

In June 2004, we completed our acquisition of Staffware plc (“Staffware”), a provider of Business Process Management (“BPM”) solutions that enable business to automate, refine and manage their processes. The addition of Staffware’s BPM solution enables us to offer our combined customer base a more robust and expanded real-time business integration solution. The purchase price for Staffware exceeded the fair value of Staffware’s net tangible and intangible assets acquired; as a result, we have recorded goodwill in connection with this transaction.

The total preliminary purchase price of approximately $245.5 million is comprised of $147.9 million in cash, the issuance of 10.9 million shares of our common stock valued at $92.3 million and approximately $5.3 million in direct transactions costs, including legal, valuation and accounting fees.

The Staffware acquisition was accounted for under SFAS No. 141 and certain specified provisions of SFAS No. 142. The results of operations of Staffware are included in our Condensed Consolidated Statement of Operations from June 7, 2004. The following table summarizes the preliminary allocation of the purchase price based on the estimated fair values of the tangible assets acquired and the liabilities assumed at the date of acquisition (in thousands). We expect to finalize the purchase price allocation in the fourth quarter.

Cash acquired	$36,472
Other tangible assets acquired	24,675
Amortizable intangible assets:
Existing technology	21,700
Customer relationships	14,000
Trademarks	3,500
Maintenance contracts	14,400
Patents/core technology	14,200
In-process research and development	2,200
Goodwill	165,828

Total assets acquired	296,975
Liabilities assumed	(31,096)
Deferred tax liability for acquired intangibles	(20,340)

Net assets acquired	$245,539

In-process research and development, relating to development projects which had not reached technological feasibility and that were of no future alternative use, were expensed upon consummation of the acquisition. Other identifiable intangible assets, including existing technology, customer relationships and trademarks, are being amortized over their useful lives of 5 years; and patents / core technology and maintenance contracts are being amortized over their useful lives of 8 years.

Developed technology and in-process research and development (“IPRD”) were identified and valued through extensive interviews, analysis of data provided by Staffware concerning development projects, their stage of development, the time and resources needed to complete them, if applicable, and their expected income generating ability and associated risks. Where development projects had reached technological feasibility, they were classified as developed technology and the value assigned to developed technology was capitalized. The income approach, which includes an analysis of the cash flows and risks associated with achieving such cash flows, was the primary technique utilized in valuing acquired intangible assets. Key assumptions included a discount rate of 16% and estimates of revenue growth, maintenance contract renewal rates, cost of sales, operating expenses and taxes.

The residual purchase price of $165.8 million has been recorded as goodwill. Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill relating to the acquisition of Staffware is not being amortized and will be tested for impairment annually or whenever events indicate that an impairment may have occurred.

As a result of the acquisition of Staffware, we incurred preliminary acquisition integration expenses for the incremental costs to exit and consolidate activities at Staffware locations, to terminate certain Staffware employees, and for other costs of integrating operating locations and other activities of Staffware with those of the Company. Generally accepted accounting principles require that these acquisition integration expenses, which are not associated with the generation of future revenues and have no future economic benefit, be reflected as assumed liabilities in the allocation of the purchase price to the net assets acquired. The components of the preliminary acquisition integration liabilities included in the purchase price allocation for Staffware are as follows (in thousands):

	Original estimated liability	Utilized	Balance remaining at August 31, 2004
Workforce reductions and cancellations of marketing programs	$3,208	$632	$2,576
Facilities	2,288	—	2,288

	$5,496	$632	$4,864

The acquisition integration liabilities are based on our integration plan which focuses principally on the elimination of redundant administrative overhead and support activities and the restructuring and repositioning of the sales/marketing and research and development organizations to eliminate redundancies in these activities.

The workforce reductions represent the planned termination of Staffware employees, including research and development, sales and marketing, and administrative personnel. The balance remaining at August 31, 2004 is expected to be utilized during the fourth quarter of fiscal 2004 and is expected to be funded through cash flows from the combined operations.

Certain aspects of the integration plan may be refined as additional studies are completed, including the evaluation of acquired facilities and appropriate positioning of the sales/marketing and research and development organizations. Adjustments to the estimated acquisition integration liabilities based on any such refinements will be included in the allocation of the purchase price of Staffware, if the adjustment is determined within the purchase price allocation period. Adjustments that are determined after the end of the purchase price allocation period will be recorded as a reduction of net income if the ultimate amount of the liability exceeds the estimate, or will be recorded as a reduction of goodwill if the ultimate amount of the liability is below the estimate.

The results of operations of Staffware are included in our Condensed Consolidated Statements of Operations from June 7, 2004, the date of the acquisition. For the purposes of presenting the unaudited pro forma financial information, we used the adjusted income statements of Staffware for the three-month and nine-month periods ended September 30, 2003. If we had acquired Staffware at the beginning of the periods presented, our unaudited pro forma net revenues, net income (loss) and net income (loss) per share would have been as follows:

	Three Months Ended		Nine Months Ended
	August 31, 2004	August 31, 2003	August 31, 2004	August 31, 2003
Revenue	$106,726	$79,873	$297,913	$244,851
Net income(loss)	$7,943	$(404)	$17,029	$3,161

Net income(loss) per share – basic	$0.04	$(0.00)	$0.08	$0.01

Net income(loss) per share – diluted	$0.04	$(0.00)	$0.08	$0.01

4. PROPERTY AND EQUIPMENT

Building acquisition

In June 2003, we purchased the four buildings comprising our corporate headquarters in Palo Alto, California for $80.0 million. In connection with the purchase we entered into a 51-year lease of the land upon which the buildings are located. The lease was paid in advance in the amount of $28.0 million (Note 7). The total consideration paid for the land lease and the buildings of $108.0 million was comprised of $54.0 million in cash and a $54.0 million mortgage note payable (Note 6).

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

5. GOODWILL AND OTHER INTANGIBLES

In connection with the adoption of SFAS No. 142 on December 1, 2002, $103.2 million in goodwill, which includes $1.2 million in assembled workforce, net of accumulated amortization and deferred taxes that were reclassified to goodwill, is no longer amortized, but is instead tested for impairment annually or sooner if circumstances indicate that it may no longer be recoverable.

SFAS No. 142 prescribes a two-step process for transitional impairment testing of goodwill. The first step, screens for impairment, while the second step, measures the impairment, if any. We performed our transitional goodwill impairment test during the first quarter of fiscal 2003 and our annual goodwill impairment test during the fourth quarter of fiscal 2003. SFAS No. 142 requires impairment testing based on reporting units; however, following our acquisition of Staffware we re-evaluated our business and determined that we continue to operate in one segment, which we consider our sole reporting unit. Therefore, goodwill will continue to be tested for impairment at the entity level. We will perform our annual impairment test for fiscal 2004 during the fourth quarter.

The changes in the carrying amount of goodwill for the nine months ended August 31, 2004 are as follows:

Amount
Balance as of November 30, 2003	$103,006
Tax benefit from acquired net operating losses	(4,315)
Acquisition of Staffware	165,828

Balance as of August 31, 2004	$264,519

We had no intangible assets that are not subject to amortization as of either of the periods presented. The following is a summary of amortized acquired intangible assets for the periods indicated (in thousands):

	August 31, 2004			November 30, 2003
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Existing technology	$42,730	$(20,148)	$22,582	$21,030	$(15,490)	$5,540
Customer base	18,960	(5,563)	13,397	4,960	(4,042)	918
Trademarks	5,050	(1,652)	3,398	1,550	(1,228)	322
Non-compete agreement	480	(480)	—	480	(397)	83
Patents and core technology	14,200	(444)	13,756	—	—	—
OEM customer royalty agreements	1,000	(467)	533	1,000	(317)	683
Maintenance agreements	15,000	(850)	14,150	600	(271)	329

Total	$97,420	$(29,604)	$67,816	$29,620	$(21,745)	$7,875

The following is a summary of the aggregate acquired intangible assets amortization expense for the periods indicated (in thousands):

Amount
Three months ended August 31, 2004	$4,495

Three months ended August 31, 2003	$1,691

Nine months ended August 31, 2004	$7,860

Nine months ended August 31, 2003	$5,073

The estimated future amortization expense of acquired intangible assets as of August 31, 2004 is as follows (in thousands):

Amount
Remaining 2004	$4,049
2005	12,806
2006	11,615
2007	11,498
Thereafter	27,848

Total	$67,816

6. LONG TERM DEBT AND LINE OF CREDIT

Mortgage Note Payable

In connection with the corporate headquarters purchase in June 2003, we recorded a $54.0 million mortgage note payable to a financial institution collateralized by the commercial real property acquired. The mortgage note payable carries a fixed annual interest rate of 5.09% and a 20-year amortization. The principal balance remaining at the end of the ten-year term of $33.9 million is due as a final lump sum payment on July 1, 2013. We are prohibited from acquiring another company without prior consent from the lender unless we maintain between $100.0 million and $300.0 million of cash and cash equivalents, depending on various other non-financial terms as defined in the agreements. In addition, we are subject to certain non-financial covenants as defined in the agreements. We were in compliance with all covenants as of August 31, 2004.

We capitalized $0.7 million in financing fees in connection with the mortgage note payable. These fees are included in Other Assets on the Condensed Consolidated Balance Sheets and are amortized to interest expense over the ten year term of the loan.

Line of Credit

In connection with the mortgage note payable, we have a $20.0 million revolving line of credit with Silicon Valley Bank that matures on June 23, 2005. As of August 31, 2004, no amounts were drawn on this Line of Credit. Interest is charged on any outstanding amounts at the greater of the lender’s Prime Rate plus 4.25% or, upon our election, a rate of 2.75% per annum in excess of the LIBOR Rate. We are required to maintain a minimum of $150.0 million in unrestricted cash, cash equivalents, and short-term investment balance as well as to comply with other non-financial covenants defined in the agreement. We were in compliance with all covenants as of August 31, 2004.

7. COMMITMENTS AND CONTINGENCIES

Letter of Credit

In connection with the mortgage note payable (Note 6), we entered into an irrevocable letter of credit with Silicon Valley Bank in the amount of $13.0 million. The letter of credit is collateralized by the Line of Credit and automatically renews for successive one-year periods until the mortgage note payable has been satisfied in full. See Line of Credit (Note 6).

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

Operating Commitments

We lease office space and equipment under non-cancelable operating leases with various expiration dates through March 2014. Rental expense was approximately $2.2 million and $2.7 million for the third quarter of fiscal 2004 and 2003, respectively, and $5.1 million and $13.8 million for the nine months ended August 31, 2004 and 2003, respectively.

As of August 31, 2004, contractual commitments associated with indebtedness and lease obligations are as follows (in thousands):

	Remaining 2004	2005	2006	2007	2008	Thereafter	Total
Operating commitments:
Debt principal	$414	$1,709	$1,798	$1,892	$1,990	$44,463	$52,266
Debt interest	663	2,600	2,511	2,417	2,319	9,358	19,868
Operating leases	1,618	5,172	3,405	2,617	2,382	3,345	18,539

Total operating commitments	2,695	9,481	7,714	6,926	6,691	57,166	90,673
Restructuring-related commitments:
Operating leases, net of sublease income	1,435	6,553	6,351	6,448	6,639	14,994	42,420

Total commitments	$4,130	$16,034	$14,065	$13,374	$13,330	$72,160	$133,093

Restructuring-related lease obligations are as follows (in thousands):

	Remaining 2004	2005	2006	2007	2008	Thereafter	Total
Gross lease obligations	$2,185	$8,586	$7,260	$7,368	$7,588	$16,549	$49,536
Sublease income	(750)	(2,033)	(909)	(920)	(949)	(1,555)	(7,116)

Net lease obligations	$1,435	$6,553	$6,351	$6,448	$6,639	$14,994	$42,420

As of August 31, 2004, future minimum lease payments under restructured non-cancelable operating leases include $33.8 million provided for as accrued restructuring costs and $2.9 million and $2.3 million for acquisition integration liabilities related to our acquisitions of Talarian and Staffware, respectively (Note 15). These amounts are included in Accrued Excess Facilities Costs on our Condensed Consolidated Balance Sheets.

Derivative Instruments

We conduct business in North America, South America, Europe, Asia and the Middle East. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. A majority of our sales are currently made in U.S. dollars. We enter into foreign currency forward exchange contracts (“forward contracts”) to manage exposure related to accounts receivables denominated in foreign currencies. We do not enter into derivative financial instruments for trading purposes. Gains and losses on the contracts are included in other income (expense) in our Condensed Consolidated Statements of Operations. Our forward contracts relating to accounts receivable generally have original maturities corresponding to the due dates of the receivables. We had outstanding forward contracts with notional amounts totaling approximately $7.7 million as of August 31, 2004, which expire at various dates through December 2004. The fair value of these contracts as of August 31, 2004 was approximately $7.8 million.

Indemnifications

Our software license agreements typically provide for indemnification of customers for intellectual property infringement claims. To date, no such claims have been filed against us. We also warrant to customers that software products operate substantially in accordance with the software product’s specifications. Historically, we have incurred minimal costs related to product warranties, and, as such, no accruals for warranty costs have been made. In addition, we indemnify our officers and directors under the terms of indemnity agreements entered into with them, as well as pursuant to our certificate of incorporation, bylaws, and applicable Delaware law. We also indemnified our investment bankers in connection with our acquisition of Staffware. To date, we have not incurred any costs related to these indemnifications.

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

A stipulation of settlement for the claims against the issuer defendants, including the Company and Talarian, has been submitted to the Court for preliminary approval. Under the settlement, the plaintiffs will dismiss and release all claims against participating defendants in exchange for a contingent payment guaranty by the insurance companies collectively responsible for insuring the issuers in the action, and the assignment or surrender to the plaintiffs of certain claims the issuer defendants may have against the underwriters. Under the guaranty, the insurers will be required to pay an amount equal to $1.0 billion less any amounts ultimately collected by the plaintiffs from the underwriter defendants in all the cases. The disposition of this matter is limited to our $0.5 million corporate insurance deductible. We completed payment of the insurance deductible in the third quarter of fiscal 2003. Unlike most of the defendant issuers’ insurance policies, including ours, Talarian’s policy contains a specific self-insured retention in the amount of $0.5 million for IPO “laddering” claims, including those alleged in this matter. Thus, under the proposed settlement, if any payment is required under the insurers’ guaranty, Talarian would be responsible for paying its pro rata share of the shortfall, up to $0.5 million of the self-insured retention remaining under its policy. The self insured retention of $0.5 million was accrued at the time of the acquisition.

8. COMPREHENSIVE INCOME (LOSS)

A summary of comprehensive income (loss) on an after-tax basis where applicable, is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	August 31, 2004	August 31, 2003	August 31, 2004	August 31, 2003
Net income	$8,570	$2,716	$26,696	$3,816
Translation gain (loss)	(1,216)	(64)	(912)	(230)
Change in unrealized gain (loss) on investments	(13)	(1,643)	(809)	(1,794)

Comprehensive income	$7,341	$1,009	$24,975	$1,792

Components of accumulated other comprehensive income (loss), on an after-tax basis where applicable, is as follows (in thousands):

	As of
	August 31, 2004	November 30, 2003
Cumulative translation adjustments	$(784)	$127
Unrealized gains (losses) on investments	(712)	98

Accumulated other comprehensive income (loss)	$(1,496)	$225

9. PROVISION FOR INCOME TAXES

Our current estimate of our annual effective tax rate on anticipated operating income for the 2004 tax year is 43%. The estimated annual effective tax rate of 43% has been used to record the provision for income taxes for the nine-month period ended August 31, 2004 compared with an effective tax rate of 32% used to record the provision for income taxes for the comparable period in 2003. The estimated annual effective tax rate differs from the U.S. statutory rate primarily due to state taxes, foreign tax rate differences, and non-deductible acquisition related charges. We maintained a full valuation allowance on the deferred tax assets because we expect that it is more likely than not that all deferred tax assets will not be realized in the foreseeable future.

10. NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share for the periods indicated (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	August 31, 2004	August 31, 2003	August 31, 2004	August 31, 2003
Net income	$8,570	$2,716	$26,696	$3,816

Weighted-average common shares used to compute basic net income per share	209,442	211,827	205,815	211,088
Effect of dilutive securities:
Common stock equivalents	11,971	10,816	13,026	7,707
Common stock subject to repurchase	—	65	—	196

Weighted-average common shares used to compute diluted net income per share	221,413	222,708	218,841	218,991

Net income per share – basic	$0.04	$0.01	$0.13	$0.02

Net income per share – diluted	$0.04	$0.01	$0.12	$0.02

The following table sets forth potential weighted average common shares that are not included in the diluted net income per share calculation above because to do so would be anti-dilutive for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	August 31, 2004	August 31, 2003	August 31, 2004	August 31, 2003
Options to purchase common stock	24,916	27,063	19,153	28,248

11. COMMON STOCK RETIRED

In February 2004, Reuters sold 69 million shares of our outstanding common stock at a price of $6.85 per share in a registered public offering. Pursuant to the terms of the Registration and Repurchase Agreement with Reuters, we repurchased and retired approximately 16.8 million shares of our common stock at $6.85 per share, totaling $115.0 million. This completed our obligation under the agreement to repurchase shares from Reuters.

12. RELATED PARTY TRANSACTIONS

Reuters

We have entered into commercial transactions with Reuters Group PLC, including its wholly owned and partially owned subsidiaries (collectively, “Reuters”), one of our stockholders. Since February 2004, Reuters’ ownership of the issued and outstanding shares of our capital stock has been less than 10%.

Reuters is a distributor of our products to customers in the financial services segment. Through the third quarter of fiscal 2003, we had a license, distribution and maintenance agreement with Reuters pursuant to which Reuters agreed to pay a minimum guaranteed distribution fee, which consisted of a portion of Reuters’ revenue from its sales of our products and related services and maintenance, to us in the amount of $20.0 million per year through December 2003. Reuters had guaranteed minimum distribution fees of $20.0 million for each of the years ended December 31, 2003, 2002, and 2001. These fees were recognized ratably over the corresponding period as related party revenue. If actual distribution fees due from Reuters exceeded the cumulative minimum year-to-date guarantee, incremental fees were due. Such incremental fees were recognized in the period when the year-to-date fees exceeded the cumulative minimum guarantee. Royalty payments to Reuters for resale of Reuters’ products and services and fees associated with sales to the financial services segment were classified as related party cost of sales. In addition, the agreement required us to provide Reuters with internal maintenance and support until December 31, 2011 for a fee of $2.0 million per year plus an annual CPI-based increase, subject to Reuters’ annual renewal option. This amount was recognized ratably over the corresponding period as related party maintenance revenue.

In October 2003, we entered into a new commercial agreement with Reuters relating to the licensing, distribution and maintenance of our products that replaced our original agreement with Reuters. Pursuant to this new agreement, Reuters will continue to act as a non-exclusive reseller of our products to certain specified customers in the financial services market until March 2005 and will pay us a distribution license fee equal to 60% of license revenue it receives from sales to such customers. Reuters may also continue to use our products internally and embed them into its solutions. Reuters has agreed to continue to pay us minimum guaranteed fees in the amount of $5 million per quarter through March 2005. The quarterly minimum guaranteed fees will be reduced by an amount equal to 10% of the license and maintenance revenue from our sales to financial services companies (or, in the case of customers transitioned to us by Reuters, 40% of our maintenance revenues from such customers until October 1, 2004). Furthermore, Reuters began transitioning maintenance and support of our products for its customers, as well as associated revenues, upon entering into the new agreement. As a result, we began providing maintenance and support services directly to customers transitioned from Reuters in the fourth quarter of fiscal 2003. In addition to acting as a reseller of our products in the financial services market, Reuters is eligible to receive a fee of between 5% and 20% of revenue from sales to approved customers referred to us by Reuters, depending upon the level of assistance Reuters provides in supporting the sale.

We recognized $6.6 million and $6.0 million in revenue from Reuters in the third fiscal quarter of 2004 and 2003, respectively, and $21.1 million and $23.3 million for the nine month periods ended August 31, 2004 and 2003, respectively. Revenue from Reuters consists primarily of product and maintenance fees on its sales of TIBCO products under the terms of the license, maintenance and distribution agreement with Reuters. In addition, during the first quarter of fiscal 2003, we recognized $1.7 million in distribution fees for arrangements outside the terms of the license agreement with Reuters. No distribution fees for arrangements outside the terms of the license agreement with Reuters were recognized in the second and third quarter of fiscal 2003 nor for the first, second and third quarters of fiscal 2004. Revenue from Reuters accounted for approximately 6.2% and 9.0% of total revenue for the third fiscal quarter of 2004 and 2003, respectively, and 8.1% and 12.2% of total revenue for the nine month periods ended August 31, 2004 and 2003, respectively. We incurred a negligible amount of royalty and commission expense to Reuters in the third quarter of fiscal 2004 and $1.5 million in royalty and commission expense to Reuters in the third quarter of fiscal 2003. We incurred a negligible amount of royalty and commission expense to Reuters for the nine-month period ended August 31, 2004 and $2.1 million for the nine-month period ended August 31, 2003.

Cisco Systems

As of August 28, 2004, Cisco Systems, Inc. owned less than 5% of our issued and outstanding capital stock and therefore is no longer considered to be a related party. Revenue from Cisco Systems, an authorized reseller, consists primarily of product and maintenance fees on its sales of TIBCO products. We recognized $0.4 million in revenue from Cisco Systems in the third quarter of fiscal 2003, and $3.2 million for the nine-month period ended August 31, 2003.

13. STOCK-BASED COMPENSATION

A summary of stock-based compensation, is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	August 31, 2004	August 31, 2003	August 31, 2004	August 31, 2003
Cost of sales	$6	$44	$30	$164
Research and development	5	77	36	452
Sales and marketing	5	85	61	223
General and administrative	—	10	13	67

Total	$16	$216	$140	$906

For options granted to employees and in connection with acquisitions we recorded a total of $58.4 million in unearned compensation through August 31, 2004, representing the difference between the fair value of our common stock at the date of grant and the exercise price of such options. In addition, as of August 31, 2004, we expect to record a negligible amount of additional acquisition related compensation expense in connection with additional cash consideration contingent on the vesting and exercise of stock options and restricted stock, which were unvested at the acquisition date.

Stock-based compensation expense related to stock options granted to consultants is recognized as earned using the multiple option method, and is shown by expense category. At each reporting date, we re-value the stock options using the Black-Scholes option-pricing model. As a result, stock-based compensation expense will fluctuate as the fair market value of our common stock fluctuates. In connection with the grant of stock options to consultants, we recognized a negligible amount of stock-based compensation expense for the third quarters of fiscal 2004 and 2003, a negligible amount of stock based compensation expense for the nine month period ended August 31, 2004, and $0.1 million stock based compensation income for the nine month period ended August 31, 2003 for the reversal of stock based compensation expense caused by a decline in the fair value of our common stock.

Payroll taxes due as a result of employee exercises of nonqualified stock options were negligible for the third quarter of fiscal 2004 and 2003, and for the nine-month periods ended August 31, 2004 and 2003.

14. SEGMENT INFORMATION

We operate primarily in one industry segment: the development, marketing and support of our suite of software enterprise products that enables businesses to link internal operations, business partners and customer channels through the real-time distribution of information. Revenue by geographic area is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	August 31, 2004	August 31, 2003	August 31, 2004	August 31, 2003
Americas	$45,198	$42,584	$124,882	$106,440
Europe	41,444	20,778	104,918	72,173
Pacific Rim	19,269	2,752	31,761	12,622

Total Revenue	$105,911	$66,114	$261,561	$191,235

Revenue from Reuters, a related party for the period ended August 31, 2003, is primarily included in the European geographic area and accounted for 6.2% and 9.0% of total revenue for the third quarter of fiscal 2004 and 2003, respectively, and 8.1% and 12.2% of total revenue for the nine-month periods ended August 31, 2004 and 2003, respectively. No single customer accounted for greater than 10% of revenues during the three-month and nine-month periods ended August 31, 2004. One customer accounted for 12.1% of revenues in the third quarter of fiscal 2003 and, with the exception of Reuters, no single customer represented greater than 10% of total revenue during the nine-month period ended August 31, 2003. Long-lived assets outside the United States at August 31, 2004 and November 30, 2003 were not material.

One customer accounted for 11.2% of our net accounts receivable at August 31, 2004, and no single customer accounted for greater than 10% of our net accounts receivables at November 30, 2003.

15. RESTRUCTURING CHARGES

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

In connection with our acquisitions of Talarian in the second quarter of fiscal 2002 and Staffware in the third quarter of fiscal 2004, we recorded accruals for acquisition integration liabilities which include the incremental costs to exit and consolidate activities at acquired locations, termination of certain employees, and for other costs to integrate operating locations and other activities of the acquired companies. The accrual was recorded using the guidance provided by EITF 95-3 “Recognition of Liabilities in a Purchase Business Combination” which requires that these acquisition integration expenses, which are not associated with the generation of future revenues and have no future economic benefit, be reflected as assumed liabilities in the allocation of the purchase price to the net assets acquired. We abandoned the Talarian facilities and recorded an accrual of $7.4 million for the estimated losses to be incurred to sublet such facilities. In addition, we recorded an accrual of $1.0 million for severance related to the termination of redundant personnel. We recorded an accrual of $2.3 million for the estimated losses on Staffware facilities that we expect to abandon. In addition, we recorded an accrual of $3.0 million for severance related to the termination of redundant Staffware personnel and $0.2 million related to cancellation of marketing programs. As of August 31, 2004, Staffware acquisition integration expenses are provisional and may be revised as we finalize our acquisition integration plans. See Note 3.

The following sets forth our accrued restructuring costs as of August 31, 2004 (in thousands). Accrued excess facilities costs represent the estimated loss on abandoned facilities, net of sublease income that is expected to be paid over the next six years.

	Excess Facilities	Severance and Other
Balance at November 30, 2003	$42,522	$—
Cash utilized during first quarter of fiscal 2004	(2,051)	—

Balance at February 29, 2004	40,471	—
Cash utilized during second quarter of fiscal 2004	(1,962)	—

Balance at May 31, 2004	38,509	—
Accrued Staffware acquisition integration costs	2,288	3,208
Cash utilized during third quarter of fiscal 2004	(1,835)	(632)

Balance at August 31, 2004	$38,962	$2,576

Severance and other is included as a component of Accrued Liabilities on our Condensed Consolidated Balance Sheets.

16. ADOPTION OF STOCKHOLDER RIGHTS PLAN

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

The Rights are initially attached to our common stock and will not be traded separately. If a person or a group (an “Acquiring Person”) acquires 15% or more of our common stock, or announces an intention to make a tender offer for 15% or more of our common stock, the Rights will be distributed and will thereafter be traded separately from the common stock. Each Right will be exercisable for 1/1000th of a share of Series A Preferred at an exercise price of $70 (the “Purchase Price”). The Series A Preferred has been structured so that the value of 1/1000th of a share of such preferred stock will approximate the value of one share of common stock. Upon a person becoming an Acquiring Person, holders of the Rights (other than the Acquiring Person) will have the right to receive, upon exercise, shares of our common stock having a value equal to two times the Purchase Price.

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

17. SUBSEQUENT EVENT

In September 2004, our Board of Directors approved a two-year stock repurchase program pursuant to which we may repurchase up to $50 million of our outstanding common stock from time to time on the open market or through privately negotiated transactions. The timing and amount of any repurchases will depend upon market conditions and other corporate considerations.

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

Our products are currently licensed by approximately 2,200 companies worldwide in diverse industries such as telecommunications, retail, healthcare, manufacturing, energy, transportation, logistics, financial services, government and insurance. We sell our products through a direct sales force and through alliances with leading software vendors and systems integrators.

Our revenue in the third quarter of fiscal 2004 and 2003 consisted primarily of license and maintenance fees from our customers and distributors, including fees from Reuters pursuant to our license agreement. In addition, we receive fees from our customers for providing project integration services. We also receive revenue from our strategic relationships with business partners who embed our products in their hardware and networking systems as well as from systems integrators who resell our products.

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

Our revenue is derived from a diverse customer base. No single customer accounted for greater than 10% of our total revenue during the third quarter of fiscal 2004, and one customer, Federal Express, accounted for 12.1% of total revenue in the third quarter of fiscal 2003. No single customer accounted for greater than 10% of our total revenue during the nine months ended August 31, 2004 and, with the exception of Reuters, no single customer accounted for greater than 10% of our total revenue during the nine months ended August 31, 2003. During the third quarters of fiscal 2004 and 2003, Reuters represented 6.2% and 9.0% of our total revenue, respectively, and represented 8.1% and 12.2% of total revenue for the nine-month periods ended August 31, 2004 and 2003, respectively. One customer, Aozora Information Systems, accounted for 11.2% of our net accounts receivable at August 31, 2004, and no single customer accounted for greater than 10% of our net accounts receivable at November 30, 2003. We establish allowances for doubtful accounts based on our evaluation of collectibility and an allowance for returns and discounts based on specifically identified credits and historical experience.

In June 2004, we completed our acquisition of Staffware, a leading provider of BPM solutions that enable businesses to automate, refine, and manage their processes, for a total preliminary purchase price of approximately $245.5 million, as further described in Note 3. The addition of Staffware’s BPM solution enables us to offer our combined customer base a more robust and expanded real-time business integration solution.

Relationship with Reuters

Reuters had been the primary distributor of our products to customers in the financial services segment since 1997. Since February 2004, Reuters’ ownership of our outstanding capital stock has been less than 10%. Through the third quarter of fiscal 2003, we had a license, maintenance and distribution agreement with Reuters pursuant to which Reuters was paying us certain minimum guaranteed distribution fees related to sales of our products to financial services customers. Reuters’ obligations with respect to these minimum guaranteed distribution fees were to expire at the end of calendar 2003. For each of the calendar years ended December 31, 2003 and 2002, Reuters’ guaranteed minimum distribution fees were $20.0 million. These fees were recognized ratably in the period earned as related party revenue. In addition, our previous agreement with Reuters required us to provide Reuters with internal maintenance and support for a fee of $2.0 million per year plus an annual CPI-based increase. To date, this amount has been recognized ratably over the corresponding period as related party service and maintenance revenue.

Under our previous agreement with Reuters, we were restricted from selling our products and providing consulting services directly to companies in the financial services market, except in limited circumstances. Historically, we relied on Reuters and, to a lesser extent, other third-party resellers and distributors to sell our products to financial services market customers. In the past, when we did sell our products to financial services market customers other than through Reuters or when we resold Reuters’ products and services, we were required to pay certain fees to Reuters, which were recorded as related party cost of revenue. We have established and will continue to expand our own direct sales organization, primarily targeting financial services customers.

In October 2003, we entered into a new agreement with Reuters relating to the licensing, distribution and maintenance of our products that replaced our original agreement with Reuters. Pursuant to the terms of this new agreement, Reuters continues to act as a non-exclusive reseller of our products to certain specified customers in the financial services market until March 2005 and pays us distribution license fees equal to 60% of license revenue it receives from sales to such customers. Reuters may also continue to use our products internally and embed them into its solutions. We have agreed to provide certain fee-based support services to Reuters for TIBCO products that Reuters uses internally and may provide additional support services if purchased by Reuters. We now have the right to market and sell our products, other than risk management and market data distribution products, directly and through third party resellers (other than four specified resellers) to customers in the financial services market. The limitations on our ability to sell risk management and market data distribution products and to resell through the specified resellers will expire in May 2008. Reuters has agreed to continue to pay us minimum guaranteed fees in the amount of $5.0 million per quarter through March 2005. The quarterly minimum guaranteed fees will be reduced by an amount equal to 10% of the license and maintenance revenues from our sales to financial services companies (or, in the case of customers transitioned to us by Reuters, 40% of our maintenance revenue from such customers until October 1, 2004).

Reuters has begun transitioning maintenance and support of our products for its customers, as well as associated revenue, in accordance with the new agreement. As a result, we began providing maintenance and support services directly to customers transitioned from Reuters in the fourth quarter of fiscal 2003. Consequently, service and maintenance revenue and associated costs increased as a result of our assumption of Reuters’ contracts in the fourth quarter of fiscal 2003 and during the nine months ended August 31, 2004. To the extent, as a result of our increased service and maintenance obligations, our cost of revenue increases faster than our service and maintenance revenue, our gross margins will be adversely affected.

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

Our significant accounting policies are described in Note 2 to the annual consolidated financial statements as of and for the year ended November 30, 2003, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on January 20, 2004 and Note 2 to condensed consolidated financial statements as of and for the three and nine month periods ended August 31, 2004, included herein. We believe our most critical accounting policies, which have not changed since November 30, 2003, include the following:

•	revenue recognition;

•	allowance for doubtful accounts, returns and discounts;

•	accrued restructuring costs;

•	accounting for income taxes;

•	valuation of long-lived and intangible assets; and

•	accounting for investments.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain financial data as a percentage of total revenue:

	Three Months Ended August 31,		Nine Months Ended August 31,
	2004	2003	2004	2003
License revenue:
Non-related parties	50.7%	49.0%	50.3%	44.5%
Related parties	3.5	3.3	4.6	8.0

Total license revenue	54.2	52.3	54.9	52.5

Service and maintenance revenue:
Non-related parties	41.8	40.3	40.2	40.6
Related parties	2.7	6.3	3.7	5.9
Reimbursable expenses	1.3	1.1	1.2	1.0

Total service and maintenance revenue	45.8	47.7	45.1	47.5

Total revenue	100.0	100.0	100.0	100.0
Cost of revenue:
Stock-based compensation	—	0.1	—	0.1
Other cost of revenue non-related parties	26.1	23.2	23.9	23.1
Other cost of revenue related parties	—	2.2	—	1.1

Total cost of revenue	26.1	25.5	23.9	24.3

Gross profit	73.9	74.5	76.1	75.7

Operating expenses:
Research and development:
Stock-based compensation	—	0.1	—	0.3
Other research and development	15.3	21.4	16.5	25.4
Sales and marketing:
Stock-based compensation	—	0.1	—	0.1
Other sales and marketing	31.1	43.0	33.0	44.1
General and administrative:
Stock-based compensation	—	—	—	—
Other general and administrative	8.2	6.7	7.4	7.9
Restructuring charges	—	—	—	0.6
Acquired in-process research and development	2.1	—	0.9	—
Amortization of acquired intangibles	2.1	0.7	1.2	0.8

Total operating expenses	58.8	72.0	59.0	79.2

Income (loss) from operations	15.1	2.5	17.1	(3.5)
Interest and other income (expense), net	1.3	4.0	1.7	7.0
Interest expense	(0.7)	(0.8)	(0.8)	(0.6)

Income before income taxes	15.7	5.7	18.0	2.9
Provision for income taxes	7.6	1.6	7.8	0.9

Net income	8.1%	4.1%	10.2%	2.0%

REVENUE

Total Revenue

	Three months ended August 31,
	2004	Change	2003
	(in thousands, except percentages)
Total revenue	$105,911	60.2%	$66,114
As percent of total revenue	100.0%	—	100.0%

Total revenue for the third fiscal quarter of 2004 increased by $39.8 million, or 60.2%, compared to the third fiscal quarter of 2003. This increase was due primarily to the acquisition of Staffware and a strengthening of the global economic environment, leading to an increase in commitment to information technology spending in general. Staffware products were incorporated into our product offerings shortly after the acquisition of Staffware. Due to the structure of certain multi-product Enterprise License Agreements which combine Tibco and Staffware products, we are unable to determine the portion of revenue attributable to Staffware. We recognized $6.6 million and $6.0 million in revenue from Reuters in the third quarters of fiscal 2004 and 2003, respectively, accounting for approximately 6.2% and 9.0% of total revenue for the third fiscal quarters of 2004 and 2003, respectively. No single customer accounted for greater than 10% of total revenue in the third quarter of fiscal 2004. One customer, FedEx Corporation, accounted for 12.1% of total revenue in the third quarter of fiscal 2003.

	Nine months ended August 31,
	2004	Change	2003
	(in thousands, except percentages)
Total revenue	$261,561	36.8%	$191,235
As percent of total revenue	100.0%	—	100.0%

For the nine months ended August 31, 2004, total revenue increased by $70.3 million, or 36.8% compared to the comparable period of the prior year. This increase was due primarily to the acquisition of Staffware and a strengthening of the global economic environment, leading to an increase in commitment to information technology spending in general. Staffware products were incorporated into our product offerings shortly after the acquisition. Due to the structure of certain multi-product Enterprise License Agreements, we are unable to determine the portion of revenue attributable to Staffware. We recognized $21.1 million and $23.3 million in revenue from Reuters during the nine-month periods ended August 31, 2004 and 2003, respectively. Reuters accounted for approximately 8.1% and 12.2% of total revenue for the nine-month periods ended August 31, 2004 and 2003, respectively. No single customer accounted for more than 10% of total revenue for the nine-month period ended August 31, 2004 or, with the exception of Reuters, the nine-month period ended August 31, 2003.

License Revenue

	Three months ended August 31,
	2004	Change	2003
	(in thousands, except percentages)
License revenue	$57,448	66.0%	$34,602
As percent of total revenue	54.2%	1.9%	52.3%

	Nine months ended August 31,
	2004	Change	2003
	(in thousands, except percentages)
License revenue	$143,536	43.0%	$100,376
As percent of total revenue	54.9%	2.4%	52.5%

In aggregate, license revenue increased for the three and nine months ended August 31, 2004 by $22.8 million (66.0%) and $43.2 million (43.0%), respectively, over the comparable periods of the prior year. Due to the structure of certain multi-product Enterprise License Agreements which combine Tibco and Staffware products, we are unable to determine the portion of license revenue attributable to Staffware. In addition to incremental revenue from Staffware, this increase was due primarily to an increase in the number of deals and average deal size in the third quarter of fiscal 2004 as compared to the comparable period of the prior year, partly attributable to a strengthening of the global economic environment. In the three-month period ended August 31, 2004, we had seventy-five customers with more than $0.1 million each in license revenue, compared to fifty-three such customers in the comparable quarter of the prior year. In the third quarter of fiscal 2003, we recognized $7.5 million of license revenue from Federal Express that was deferred from the fourth quarter of fiscal 2002.

Service and Maintenance Revenue

	Three months ended August 31,
	2004	Change	2003
	(in thousands, except percentages)
Service and maintenance revenue	$48,463	53.8%	$31,512
As percent of total revenue	45.8%	(1.9)%	47.7%

The increase in service and maintenance revenue for the third fiscal quarter of 2004 as compared to the comparable quarter of 2003 totaled approximately $17.0 million. Maintenance revenue increased from $21.9 million in the third quarter of fiscal 2003 to $28.7 million in the comparable quarter of 2004, including approximately $4.7 million attributable to Staffware. Service revenue increased from $9.6 million to $19.8 million during the third quarter of fiscal 2004 primarily due to increased consulting revenue, including approximately $3.1 million attributable to Staffware. As we continue to integrate product offerings and sales organizations, we will not be able to determine amounts of revenue attributable to Staffware.

	Nine months ended August 31,
	2004	Change	2003
	(in thousands, except percentages)
Service and maintenance revenue	$118,025	29.9%	$90,859
As percent of total revenue	45.1%	(2.4)%	47.5%

Service and maintenance revenue increased by $27.2 million for the nine months ended August 31, 2004 as compared to the comparable period of 2003. Maintenance revenue increased from $63.4 million in the nine months ended August 31, 2003 to $76.6 million in the comparable period of 2004, including approximately $4.7 million attributable to Staffware. Service revenue increased from $27.5 million to $41.4 million in the nine months ended August 31, 2004, primarily due to increased consulting revenue, including approximately $3.1 million attributable to Staffware. As we continue to integrate product offerings and sales organizations, we will not be able to determine amounts of revenue attributable to Staffware.

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

	Three months ended August 31,
	2004	Change	2003
	(in thousands, except percentages)
Cost of revenue	$27,658	64.6%	$16,805
As percent of total revenue	26.1%	0.7%	25.4%

Our acquisition of Staffware added approximately $6.0 million in cost of revenue for the quarter ended August 31, 2004, including approximately $1.1 million amortization of intangibles, contributing to the increase in costs as a percentage of revenue. Consulting services, for which costs of revenues are higher, constituted a greater portion of revenue in the third fiscal quarter of 2004 as compared to the third fiscal quarter of 2003. Excluding the impact of our acquisition of Staffware, the increase in cost of revenue in absolute dollars for the third quarter of fiscal 2004 as compared to the comparable quarter of 2003 resulted primarily from increased use of third party contractors, compensation costs and travel costs, partially offset by a decrease in royalties. Excluding the impact of our acquisition of Staffware, service revenue increased 74.0% in the third quarter of fiscal 2004 as compared to the comparable quarter of 2003; and as a result of this increase in consulting activities, third party consulting costs increased $1.8 million, compensation costs increased $3.0 million and travel costs increased $1.4 million. These costs were partially reduced by a $1.5 million decrease in royalty expense, primarily comprised of royalties to Reuters in the prior year period.

	Nine months ended August 31,
	2004	Change	2003
	(in thousands, except percentages)
Cost of revenue	$62,466	34.9%	$46,318
As percent of total revenue	23.9%	(0.3)%	24.2%

Our acquisition of Staffware added approximately $6.0 million in cost of revenue for the nine months ended August 31, 2004, including approximately $1.1 million amortization of intangibles. Excluding the impact of our acquisition of Staffware, the $10.1 million increase in cost of revenue for the nine months ended August 31, 2004 as compared to the comparable period of the prior year resulted primarily from increased third party contractors, compensation costs and travel costs that were partially offset by a decrease in facilities costs and royalties. Excluding the impact of our acquisition of Staffware, service revenue increased 39.5% in the nine months ended August 31, 2004, as compared to the comparable period of 2003, and, as a result of this increase in consulting activities, third party consulting costs increased $3.8 million, compensation costs increased $6.5 million and travel costs increased $3.0 million. These costs were partially offset by a $0.8 million cost savings from the purchase of our corporate facilities and a $2.2 million decrease in royalty expense, primarily comprised of royalties to Reuters in the prior year period.

OPERATING EXPENSES

Research and Development Expenses

Research and development expenses consist primarily of personnel, third party contractors and related costs associated with the development and enhancement of our suite of products.

	Three months ended August 31,
	2004	Change	2003
	(in thousands, except percentages)
Research and development expenses	$16,184	14.6%	$14,120
As percent of total revenue	15.3%	(6.1)%	21.4%

The acquisition of Staffware added approximately $1.9 million in research and development expense for the third fiscal quarter of 2004. Excluding the impact of our acquisition of Staffware, research and development expense remained relatively unchanged for the third quarter of fiscal 2004 as compared to the comparable quarter of 2003. The purchase of our corporate facilities in June 2003 contributed approximately $0.6 million greater savings in the third quarter of 2004 than in the third quarter of 2003. Salaries and benefits decreased by $0.6 million, offset by a $1.4 million increase in compensation based on the Company’s performance, in the third quarter of fiscal 2004 compared to the third quarter of fiscal 2003.

	Nine months ended August 31,
	2004	Change	2003
	(in thousands, except percentages)
Research and development expenses	$43,110	(11.1)%	$48,515
As percent of total revenue	16.5%	(8.9)%	25.4%

Research and development expense for the nine months ended August 31, 2004 decreased by approximately $5.4 million as compared to the comparable period of 2003. This reduction was primarily due to savings from the purchase of our corporate facilities, lower net compensation, third party consulting and portion of shared information technology costs, partly offset by the additional costs from the acquisition of Staffware. The purchase of our corporate facilities resulted in a net savings of approximately $4.9 million for the nine months ended August 31, 2004. Salaries and benefits decreased by approximately $4.6 million as a result of a reduction in research and development staff, which was partially offset by an increase of approximately $3.5 million in compensation based on company performance. The decrease in headcount also resulted in savings of approximately $1.0 million due to a lower portion of shared information technology costs. In addition, we reduced the use of third party consultants, resulting in a $0.7 million cost savings.

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

	Three months ended August 31,
	2004	Change	2003
	(in thousands, except percentages)
Sales and marketing expenses	$32,955	16.0%	$28,404
As percent of total revenue	31.1%	(11.9)%	43.0%

Our acquisition of Staffware added approximately $7.9 million of sales and marketing expenses in the third quarter of 2004. Excluding the impact of our acquisition of Staffware, the decrease in sales and marketing expense for the third quarter of fiscal 2004 as compared to the comparable quarter of 2003 was primarily due to lower compensation and advertising costs, partially offset by an increase in sales commissions. Advertising and promotion costs decreased by approximately $1.7 million due to seasonality. Compensation expenses decreased by approximately $1.3 million as a result of a reduction in sales and marketing staff. Excluding the impact of our acquisition of Staffware, license revenue increased 36.4% during the three months ended August 31, 2004, resulting in an additional $0.7 million increase in sales commissions expense.

	Nine months ended August 31,
	2004	Change	2003
	(in thousands, except percentages)
Sales and marketing expenses	$86,428	2.5%	$84,352
As percent of total revenue	33.0%	(11.1)%	44.1%

Our acquisition of Staffware added approximately $7.9 million of sales and marketing expenses in the nine months ended August 31, 2004. Excluding the impact of our acquisition of Staffware, the decrease in sales and marketing expense for the nine months ended August 31, 2004 as compared to the comparable period of 2003 was primarily due to savings from the purchase of our corporate facilities and lower compensation and advertising costs partially offset by an increase in sales commissions. Advertising and promotion costs decreased by approximately $3.5 million. The purchase of our corporate facilities resulted in a net savings of approximately $1.3 million for the nine months ended August 31, 2004. Compensation expenses decreased by approximately $3.2 million as a result of a reduction in sales and marketing staff. Excluding the impact of our acquisition of Staffware, license revenue increased 32.7% during the nine months ended August 31, 2004, resulting in an additional $2.9 million increase in sales commissions expense.

We expect that, excluding the impact of our acquisition of Staffware, sales and marketing expenditures will remain relatively stable as a percentage of revenue for the remainder of fiscal 2004.

General and Administrative Expenses

General and administrative expenses consist primarily of personnel and related costs for general corporate functions, including executive, legal, finance, accounting and human resources.

	Three months ended August 31,
	2004	Change	2003
	(in thousands, except percentages)
General and administrative expenses	$8,740	98.5%	$4,404
As percent of total revenue	8.3%	1.6%	6.7%

Our acquisition of Staffware added approximately $1.8 million of general and administrative expenses in the third quarter of 2004. Excluding the impact of our acquisition of Staffware, the increase in general and administrative expenses for the third quarter of fiscal 2004 as compared to the comparable quarter of 2003 was primarily due to an increase in compensation expense, partly due to costs of Sarbanes-Oxley compliance. Compensation expense increased by $2.4 million, approximately $1.3 million of which was due to variable incentive compensation based on Company performance.

	Nine months ended August 31,
	2004	Change	2003
	(in thousands, except percentages)
General and administrative expenses	$19,269	27.1%	$15,157
As percent of total revenue	7.4%	(0.5)%	7.9%

Our acquisition of Staffware added approximately $1.8 million of general and administrative expenses for the nine months ended August 31, 2004. Excluding the impact of our acquisition of Staffware, general and administrative expenses increased by approximately 15% for the nine months ended August 31, 2004 as compared to the comparable period of 2003 primarily due to an increase in compensation costs, partly offset by a reduction in the use of third party contractors and the purchase of our corporate facilities. Compensation costs increased by $4.6 million, approximately $2.8 million of which was based on Company performance, partly offset by a decrease in third party contractor costs of approximately $0.5 million. The purchase of our corporate facilities resulted in a net savings of approximately $1.5 million for the nine months ended August 31, 2004, and bad debt expense decreased by $0.4 million.

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

	Three months ended August 31,
	2004	Change	2003
	(in thousands, except percentages)
Stock-based compensation expense	$16	(92.6)%	$216
As percent of total revenue	—%	(0.3)%	0.3%

The decrease in stock-based compensation for the third quarter of fiscal 2004 as compared to the comparable quarter of 2003 is primarily due to a $0.2 million decrease in employee- and acquisition-related stock-based compensation. Stock-based compensation related to consultants remained flat quarter over quarter and employer-required payroll taxes for nonqualified stock option exercises were negligible for the third quarter of fiscal 2004 and 2003. The acquisition of Staffware has no impact on stock-based compensation.

	Nine months ended August 31,
	2004	Change	2003
	(in thousands, except percentages)
Stock-based compensation expense	$140	(84.5)%	$906
As percent of total revenue	—%	(0.4)%	0.4%

The decrease in stock-based compensation in absolute dollars for the nine months ended August 31, 2004 as compared to the comparable period of 2003 is primarily due to a $0.9 million decrease in employee- and acquisition- related stock-based compensation partially offset by an increase of stock-based compensation expense related to consultants of $0.1 million. Employer-required payroll taxes for nonqualified stock option exercises were immaterial for the nine-month period ended August 31, 2004 and 2003. The acquisition of Staffware has no impact on stock-based compensation.

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

In connection with our acquisitions of Talarian in the second quarter of fiscal 2002 and Staffware in the third quarter of fiscal 2004, we recorded accruals for acquisition integration liabilities. These include the incremental costs to consolidate activities at acquired locations, termination of certain employees, and other costs to integrate operating activities and locations of the acquired companies. The accruals were recorded using the guidance provided by EITF 95-3 “Recognition of Liabilities in a Purchase Business Combination” which requires that these acquisition integration expenses, which are not associated with the generation of future revenues and have no future economic benefit, be reflected as assumed liabilities in the allocation of the purchase price to the net assets acquired. We abandoned the Talarian facilities and recorded an accrual of $7.4 million for the estimated losses to be incurred to sublet such facilities. In addition, we recorded an accrual of $1.0 million for severance related to the termination of redundant personnel. In connection with the acquisition of Staffware in the third quarter of fiscal 2004, we accrued $2.3 million for estimated losses on Staffware facilities that we expect to abandon and $3.2 million for severance related to the termination of redundant Staffware personnel.

The following sets forth our accrued restructuring costs as of August 31, 2004 (in thousands). Accrued excess facilities costs represent the estimated loss on abandoned facilities, net of sublease income, that is expected to be paid over the next six years. (See Notes 2 and 15 to our condensed consolidated financial statements.)

	Excess Facilities	Severance and Other
Balance at November 30, 2003	$42,522	$—
Cash utilized during first quarter of fiscal 2004	(2,051)	—

Balance at February 29, 2004	40,471	—
Cash utilized during second quarter of fiscal 2004	(1,962)	—

Balance at May 31, 2004	38,509	—
Accrued Staffware acquisition integration costs	2,288	3,208
Cash utilized during third quarter of fiscal 2004	(1,835)	(632)

Balance at August 31, 2004	$38,962	$2,576

Amortization of Acquired Intangibles

Intangible assets are comprised of trademarks and established customer bases, as well as non-compete, maintenance and OEM customer royalty agreements.

	Three months ended August 31,
	2004	Change	2003
	(in thousands, except percentages)
Amortization of acquired intangibles	$2,218	344.5%	$499
As percent of total revenue	2.1%	1.3%	0.8%

	Nine months ended August 31,
	2004	Change	2003
	(in thousands, except percentages)
Amortization of acquired intangibles	$3,200	113.6%	$1,498
As percent of total revenue	1.2%	0.4%	0.8%

As a result of our acquisition of Staffware we recorded $67.8 million in acquired intangible assets resulting in an increase of $1.7 million of amortization of acquired intangibles for the third quarter and nine months ended August 31, 2004 as compared to the comparable periods of 2003. We did not make any adjustments to our existing acquired intangibles.

Interest and other income (expense), net

Interest and other income (expense), net, includes interest income, realized gains and losses on investments and other miscellaneous income and expense items.

	Three months ended August 31,
	2004	Change	2003
	(in thousands, except percentages)
Interest and other income (expense), net	$1,351	(48.8)%	$2,641
As percent of total revenue	1.3%	(2.7)%	4.0%

The decrease in interest and other income, net, in absolute dollars for the third quarter of fiscal 2004 as compared to the comparable quarter of 2003 was primarily due to lower interest income in 2004 combined with net loss on investments, partially offset by a net reduction in foreign exchange losses. Interest income decreased 6.9% from $2.1 million in the third quarter of fiscal 2003 to $1.9 million in the third quarter of fiscal 2004. This decrease was primarily due to the decline in interest rates on our investments combined with a decrease in our investment asset base as a result of our repurchase and retirement of $115.0 million of our common stock and $111.5 million (net) spent to acquire Staffware. During the third quarter of fiscal 2004 and 2003, we had a net loss on investments of $0.1 million and a net gain on investments of $0.7 million, respectively. During the third quarter of fiscal 2004 and 2003, we had net foreign exchange losses of $0.6 million.

	Nine months ended August 31,
	2004	Change	2003
	(in thousands, except percentages)
Interest and other income (expense), net	$4,513	(66.4)%	$13,438
As percent of total revenue	1.7%	(5.3)%	7.0%

The decrease in interest and other income in absolute dollars for the nine months ended August 31, 2004 as compared to the comparable period of the prior year was primarily due to lower interest income in 2004 combined with weaker performance in investments and foreign currency adjustments. Interest income decreased 36.3% from $9.6 million for the nine months ended August 31, 2003 to $6.1 million for the nine months ended August 31, 2004. This decrease was primarily due to the decline in interest rates on our investments combined with a decrease in our investment asset base as a result of our repurchase and retirement of $115.0 million of our common stock and the acquisition related outlay of $111.5 million (net). During the nine months ended August 31, 2004 and 2003, we had a net loss on investments of $0.2 million and a net gain on investments of $2.1 million, respectively. During the nine months ended August 31, 2004 and 2003, we had a net foreign exchange loss of $1.5 million and a net foreign exchange gain of $0.5 million, respectively, with the current year loss primarily due to weakening of the US Dollar against the Euro and the British Pound.

Interest expense

Interest expense relates to a note issued in connection with the corporate headquarters purchase in June 2003. We recorded a $54.0 million mortgage note payable to a financial institution collateralized by the commercial real property acquired. The mortgage note payable carries a fixed annual interest rate of 5.09% and a 20-year amortization. The principal balance remaining at the end of the 10-year term of $33.9 million is due as a final balloon payment on July 1, 2013.

	Three months ended August 31,
	2004	Change	2003
	(in thousands, except percentages)
Interest expense	$690	37.2%	$503
As percent of total revenue	0.7%	0.1%	0.8%

	Nine months ended August 31,
	2004	Change	2003
	(in thousands, except percentages)
Interest expense	$2,078	72.4%	$1,205
As percent of total revenue	0.8%	0.2%	0.6%

Interest expense increased for the quarter and nine months ended August 31, 2004 over the comparable periods in 2003 because the mortgage note was outstanding for only a portion of the 2003 periods compared to all of 2004.

Provision for Income Taxes

Our current estimate of our annual effective tax rate on anticipated operating income for the 2004 tax year is 43%. The estimated annual effective tax rate of 43% has been used to record the provision for income taxes for the nine month period ended August 31, 2004 compared with an effective tax rate of 32% used to record the provision for income taxes for the comparable period in 2003. The estimated annual effective tax rate differs from the U.S. statutory rate primarily due to state taxes, foreign tax rate differences, and non-deductible acquisition related charges. We maintained a full valuation allowance on the U.S. deferred tax assets because we expect that it is more likely than not that all deferred tax assets will not be realized in the foreseeable future.

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and our future taxable income for purposes of assessing our ability to realize any future benefit from our deferred tax assets. As of August 31, 2004, we have maintained a full valuation allowance against our net U.S. deferred tax assets because we expect that it is more likely than not that our deferred tax assets will not be realized in the foreseeable future. We continue to monitor the need for the valuation allowance each period. In the event that actual results differ from our estimates or we adjust our estimates in future periods, our operating results and financial position could be materially affected.

Net undistributed earnings of certain foreign subsidiaries are considered to be indefinitely reinvested, and accordingly, no provision for U.S. Federal and state income taxes has been provided thereon. Upon distribution of these earnings in the form of dividends or otherwise, the Company would be subject to U.S. income taxes.

LIQUIDITY AND CAPITAL RESOURCES

At August 31, 2004, we had cash and cash equivalents of $178.8 million, representing an increase of $95.5 million from November 30, 2003.

Net cash provided by operations for the nine months ended August 31, 2004 was $57.2 million compared to $15.8 million used for operating activities in the comparable period of the prior year. Cash provided by operating activities for the nine months ended August 31, 2004 resulted primarily from net income of $26.7 million combined with non-cash charges of $27.2 million and an increase from changes in net current assets and liabilities of $3.3 million. Cash used for operating activities for the nine months ended August 31, 2003 resulted primarily from net income of $3.8 million combined with non-cash charges of $14.7 million, the $28.0 million advance payment of our property purchase and a decrease from changes in other net current assets and liabilities of $6.3 million. The decrease in net current assets and liabilities during the current year was principally comprised of increases in accrued liabilities and deferred revenue of $11.8 million and $6.5 million, respectively, partly offset by increases in receivables and other assets of $12.7 million and $2.0 million, respectively. The increases were largely due to expanded activity as a result of growth and the acquisition of Staffware. The $6.3 million increase in net current assets and liabilities for the nine months ended August 31, 2003, consisted primarily of decreases in accrued liabilities and deferred revenue of $18.4 million and $11.3 million, respectively, partly offset by a decrease in receivables of $24.1 million, primarily due to improved receivable collections and seasonally lower sales in the third quarter of fiscal 2003. Deferred revenue decreased primarily due to the recognition of $7.5 million of license revenue initially deferred during the fourth quarter of fiscal 2002.

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

Net cash provided by investing activities was $139.6 million for the nine months ended August 31, 2004, primarily from net sales and maturities of short-term investments of $257.2 million, partly offset by net cash outlay of $111.5 million to acquire Staffware. Net cash used for investing activities was $6.4 million for the nine months ended August 31, 2003 resulting primarily from the purchase of our corporate headquarters in the amount of $77.9 million partially offset by net sales and maturities of short-term investments of $73.2 million.

Net cash used in financing activities for the nine months ended August 31, 2004 was $101.0 million resulting primarily from the $115.0 million purchase of our common stock pursuant to our repurchase agreement with Reuters, partially offset by $15.2 million in proceeds from the exercise of stock options and stock purchases under our Employee Stock Purchase Program. Net cash provided by financing activities in the nine months ended August 31, 2003 was $59.9 million resulted primarily from the net proceeds from the issuance of long-term debt of $53.2 million and $6.7 million in proceeds from the exercise of stock options and stock purchases under our Employee Stock Purchase Program.

As of August 31, 2004 and November 30, 2003, we had $441.9 million and $604.7 million, respectively in cash, cash equivalents and investments. The two major factors accounting for most of the decrease were the $111.5 million net cash to acquire Staffware and the $115.0 million repurchase of our common stock, as discussed above.

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

In February 2004, Reuters sold 69 million shares of our outstanding common stock at a price of $6.85 per share in a registered public offering. Pursuant to our Registration and Repurchase agreement with Reuters, we repurchased approximately 16.8 million shares of our common stock at a price of $6.85 per share, totaling $115.0 million. This completed our obligation under the agreement to repurchase shares from Reuters.

We lease office space and equipment under non-cancelable operating leases with various expiration dates through March 2014. Rental expense was approximately $2.2 million and $2.7 million for the third quarter of fiscal 2004 and 2003, respectively and $5.1 million and $13.8 million for the nine-month periods ended August 31, 2004 and 2003, respectively.

As of August 31, 2004, contractual commitments associated with indebtedness and lease obligations is as follows, (in thousands):

	Remaining 2004	2005	2006	2007	2008	Thereafter	Total
Operating commitments:
Debt principal	$414	$1,709	$1,798	$1,892	$1,990	$44,463	$52,266
Debt interest	663	2,600	2,511	2,417	2,319	9,358	19,868
Operating leases	1,618	5,172	3,405	2,617	2,382	3,345	18,539

Total operating commitments	2,695	9,481	7,714	6,926	6,691	57,166	90,673
Restructuring-related commitments:
Operating leases, net of sublease income	1,435	6,553	6,351	6,448	6,639	14,994	42,420

Total commitments	$4,130	$16,034	$14,065	$13,374	$13,330	$72,160	$133,093

Restructuring-related lease obligations are as follows (in thousands):

	Remaining 2004	2005	2006	2007	2008	Thereafter	Total
Gross lease obligations	$2,185	$8,586	$7,260	$7,368	$7,588	$16,549	$49,536
Sublease income	(750)	(2,033)	(909)	(920)	(949)	(1,555)	(7,116)

Net lease obligations	$1,435	$6,553	$6,351	$6,448	$6,639	$14,994	$42,420

As of August 31, 2004, future minimum lease payments under restructured non-cancelable operating leases include $33.8 million provided for as accrued restructuring costs $2.9 million and $2.3 million for acquisition integration liabilities related to our acquisition of Talarian and Staffware, respectively. These amounts are included in Accrued Excess Facilities Costs on our Condensed Consolidated Balance Sheets.

In February 2004, we entered into a $0.7 million bank guarantee in connection with Value Added Tax refunds for one of our European subsidiaries. The cash restricted in connection with this guarantee, $0.9 million at August 31, 2004, is included in Other Assets on our Condensed Consolidated Balance Sheets.

In connection with the mortgage note payable (see Note 6 to the condensed consolidated financial statements), we have a $20.0 million revolving line of credit that matures on June 23, 2005, $7.0 million of which is available as of August 31, 2004. As of August 31, 2004, no amounts were drawn on this line of credit. We are required to maintain a minimum unrestricted cash, cash equivalent, and short-term investment balance of $150.0 million as well as other non-financial covenants defined in the agreement. We were in compliance with all covenants at August 31, 2004.

As of August 31, 2004, we had a $13.0 million irrevocable standby letter of credit in connection with the mortgage note payable. This letter of credit automatically renews for successive one-year periods, until the mortgage note payable has been satisfied in full. The letter of credit is collateralized by the revolving line of credit described above.

As of August 31, 2004, we had a $5.0 million irrevocable standby letter of credit outstanding in connection with a facility lease. The letter of credit automatically renews annually for the duration of the lease term, which expires in December 2010. The investments pledged for security of the letter of credit are presented as restricted cash and included in Other Assets on the Condensed Consolidated Balance Sheets.

As of August 31, 2004, we had a $0.9 million irrevocable standby letter of credit outstanding in connection with a facility surrender agreement. The letter of credit automatically renews annually for the duration of the letter of credit requirement of the surrender agreement, which expires in June 2006. The investments pledged for security of the letter of credit are presented as restricted cash and included in Other Assets on the Condensed Consolidated Balance Sheets.

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

We completed our acquisition of Staffware in the third quarter of fiscal 2004. We have begun to integrate certain of our operations with those of Staffware to reduce the expenses of the combined company. If we are unable to integrate our operations with Staffware’s operations in a timely manner, we may be unable to achieve the anticipated synergies. The challenges of integrating Staffware include, among other things:

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

We have incurred and expect to incur significant costs associated with the acquisition of Staffware, which could have an adverse effect on our share price.

We have incurred and expect to incur significant costs associated with the acquisition and integration of Staffware. These costs may be substantial and include advisers’ fees, reorganization or closure of facilities, severance and employee retention and other employee related costs, costs of lease terminations, meetings, training, re-branding, integration of information technology systems and other integration costs. We believe the combined entity may incur charges to operations, which are not currently reasonably estimable, in the quarters which follow, to reflect costs associated with integrating the two companies. We expect to incur charges to earnings for amortization of intangibles acquired in the acquisition. Our financial results, including earnings per share, could be adversely affected by these or any additional charges in the future to reflect additional costs associated with the acquisition. Such charges would negatively impact earnings, which could have an adverse effect on the price of TIBCO shares.

Recent legislation, especially the new requirements of Section 404 of the Sarbanes-Oxley Act of 2002, require that we undertake an evaluation of our internal controls that may identify internal control weaknesses and cause our operating expenses to increase.

The Sarbanes-Oxley Act of 2002, the California Disclosure Act and newly proposed or enacted rules and regulations of the Securities and Exchange Commission and the National Association of Securities Dealers impose new duties on us and our executives, directors, attorneys and independent registered public accountants. In order to comply with the Sarbanes-Oxley Act and such new rules and regulations, we are evaluating our internal controls systems to allow management to report on, and our independent auditors to attest to, our internal controls. We are currently performing the system and process evaluation and testing (and any necessary remediation) required in an effort to comply with the management certification and auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. As a result, we expect to incur additional expenses and diversion of management’s time, any of which could materially increase our operating expenses and accordingly reduce our net income or increase our net losses. While we anticipate being able to fully implement the requirements relating to internal controls and all other aspects of Section 404 in a timely fashion, we cannot be certain as to the outcome of our testing and resulting remediation actions or the impact of the same on our operations since there is no precedent available by which to measure compliance adequacy. If we are not able to implement the requirements of Section 404 in a timely manner or with adequate compliance, we may be subject to investigation and/or sanctions by regulatory authorities, such as the Securities Exchange Commission or The NASDAQ Stock Market and our reputation may be harmed. Any such action could adversely affect our financial results and the market price of our common stock. In addition, our acquisition of Staffware will increase the cost and complexity of complying with Sarbanes-Oxley Section 404 and may increase the risks of achieving timely compliance.

Recently enacted and proposed regulatory changes may cause us to incur increased costs, limit our ability to obtain director and officer liability insurance and make it more difficult for us to attract and retain qualified officers and directors.

The Sarbanes-Oxley Act of 2002 and newly proposed or enacted rules of the SEC and NASDAQ may cause us to incur increased costs, as we implement and respond to new requirements. The new rules could make it more difficult for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, or as executive officers. In order to comply with the Sarbanes-Oxley Act and other new rules and regulations, we may be required to hire additional personnel and use additional outside legal, accounting and advisory services. We are presently evaluating and monitoring developments with respect to these new and proposed rules; however, we cannot currently predict or estimate the amount of the additional costs we may incur or the timing of such costs.

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

We may not be able to achieve revenue or earnings growth or obtain sufficient revenue to sustain profitability. While we achieved modest profits of $8.6 million and $2.7 million in the third quarter of fiscal 2004 and 2003, respectively, we had net losses in seven of the past fifteen quarters. As of August 31, 2004, we had an accumulated deficit of $131.7 million.

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

Our success depends on our ability to continually enhance and broaden our product offerings in response to changing technologies, customer demands, and competitive pressures. We have in the past and may in the future acquire complementary businesses, products or technologies. In this regard, we completed our acquisition of Staffware in the third quarter of fiscal 2004 and acquired the businesses of Talarian Corporation in 2002, Praja, Inc. in 2002, Extensibility, Inc. in 2000 and InConcert, Inc. in 1999. We do not know if we will be able to complete any acquisition or that we will be able to successfully integrate any acquired business, operate it profitably, or retain its key employees. Integrating any newly acquired business, product or technology could be expensive and time-consuming, could disrupt our ongoing business and could distract our management. We may face competition for acquisition targets from larger and more established companies with greater financial resources. In addition, in order to finance any acquisition, we might need to raise additional funds through public or private financings or use our cash reserves. In that event, we could be forced to obtain equity or debt financing on terms that are not favorable to us and, in the case of equity financing, that may result in dilution to our stockholders. Use of our cash reserves for acquisitions could limit our financial flexibility in the future. Moreover, the terms of existing loan agreements may prohibit certain acquisitions or may place limits on our ability to incur additional indebtedness or issue additional equity securities to finance acquisitions. If we are unable to integrate any newly acquired entity, products or technology effectively, our business, financial condition and operating results would suffer. In addition, any amortization or impairment of acquired intangible assets, stock-based compensation or other charges resulting from the costs of acquisitions could harm our operating results.

The loss of any significant customer could harm our business and cause our stock price to decline.

We do not have long-term sales contracts with any of our customers. There can be no assurance that any of our customers, including Reuters, will continue to purchase our products in the future. As a result, a customer that generates substantial revenue for us in one period may not be a source of revenue in subsequent periods. For example, in each of the first and third quarters of fiscal 2004, a single customer accounted for over 10% of total revenue during such period. In addition, sales to Reuters, our largest customer, accounted for 9% of our total revenue in fiscal 2002 and 12% of our total revenue in fiscal 2003. Our distribution agreement with Reuters terminates in March 2005.

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

The stock market in general, and the stock prices of technology companies in particular, have experienced volatility which has often been unrelated to the operating performance of any particular company or companies. During the nine months ended August 31, 2004, for example, our stock price fluctuated between a high of $9.75 and a low of $5.53. If market or industry-based fluctuations continue, our stock price could decline in the future regardless of our actual operating performance and investors could lose all or part of their investments.

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

Our ability to successfully offer products and services and implement our business plan in a rapidly evolving market requires an effective planning and management process. We have increased the scope of our operations both domestically and internationally. We must successfully integrate new employees into our operations and generate sufficient revenues to justify the costs associated with these employees. If we fail to successfully integrate employees or to generate the revenue necessary to offset employee-related expenses, we may be forced to reduce our headcount, which would force us to incur significant expenses and would harm our business and operating results. For example, in response to changing market conditions, in fiscal 2001 and 2002, we recorded restructuring charges totaling $70.5 million, comprised of $66.0 million related to abandoned and other facilities and $4.5 million related to a reduction of our headcount by approximately 235 employees. During fiscal 2003, we recorded an additional restructuring charge of $1.1 million related to a reduction of our headcount by approximately 44 employees. In the third quarter of fiscal 2004, we also recorded a preliminary accrual for severance related to the termination of redundant Staffware personnel. We expect that we will need to continue to improve our financial and managerial controls, reporting systems and procedures and continue to train and manage our workforce worldwide. Furthermore, we expect that we will be required to manage an increasing number of relationships with various customers and other third parties. Failure to control costs in any of the foregoing areas efficiently and effectively could interfere with the growth of our business as a whole.

If we do not retain our key management personnel and attract and retain other highly skilled employees, we may not be able to execute our business strategy effectively.

If we fail to retain and recruit key management and other skilled employees, our business and our ability to obtain new customers, develop new products and provide acceptable levels of customer service could suffer. The success of our business is heavily dependent on the leadership of our key management personnel, including Vivek Ranadivé, our President and Chief Executive Officer. The loss of one or more key employees could adversely affect our continued operations. We have experienced changes in our management organization over the past several years and may experience additional management changes in the future. In this regard, certain members of our senior management team have terminated their employment with us in 2004. If we are unsuccessful in replacing these employees or if our current management team is unable to assume the duties of these employees successfully, our business would be harmed. Uncertainty created by turnover of key employees could also result in reduced confidence in our financial performance which could cause fluctuations in our stock price and result in further turnover of our employees.

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

The market for our products and services is extremely competitive and subject to rapid change. We compete with various providers of enterprise application integration solutions, including webMethods and SeeBeyond. We also compete with various providers of web services such as Microsoft, BEA, SAP and IBM. We believe that of these companies, IBM has the potential to offer the most complete competitive set of products for enterprise application integration. As a result of our acquisition of Staffware in the third quarter of fiscal 2004, we now also compete with various providers of BPM solutions. We also face competition for certain aspects of our product and service offerings from major systems integrators. We expect additional competition from other established and emerging companies.

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

A stipulation of settlement for the claims against the issuer defendants, including the Company and Talarian, has been submitted to the Court for preliminary approval. Under the settlement, the plaintiffs will dismiss and release all claims against participating defendants in exchange for a contingent payment guaranty by the insurance companies collectively responsible for insuring the issuers in the action, and the assignment or surrender to the plaintiffs of certain claims the issuer defendants may have against the underwriters. Under the guaranty, the insurers will be required to pay an amount equal to $1.0 billion less any amounts ultimately collected by the plaintiffs from the underwriter defendants in all the cases. Unlike most of the defendant issuers’ insurance policies, including ours, Talarian’s policy contains a specific self-insured retention in the amount of $500,000 for IPO “laddering” claims, including those alleged in this matter. Thus, under the proposed settlement, if any payment is required under the insurers’ guaranty, our subsidiary, Talarian, would be responsible for paying its pro rata share of the shortfall, up to $500,000 of the self-insured retention remaining under its policy.

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

Natural disasters and other business disruptions could seriously harm our revenue and financial condition and increase our costs and expenses. Our corporate headquarters and many of our operations are located in California, a seismically active region. A natural disaster or other unanticipated business disruption could have a material adverse impact on our business, operating results and financial condition.

If we are required to treat employee stock option and employee stock purchase plans as a compensation expense, it could significantly reduce our net income and earnings per share.

There has been ongoing public debate whether employee stock option and employee stock purchase plans shares should be treated as a compensation expense and, if so, how to properly value such charges. If we elected or were required to record an expense for our stock-based compensation plans using the fair value method, we could have significant accounting charges. For example in fiscal year 2003, had we accounted for stock-based compensation plans as a compensation expense, annual diluted earnings per share would have been reduced by $0.23 per share. Although we are not currently required to record any compensation expense using the fair value method in connection with option grants that have an exercise price at or above fair market value and for shares issued under our employee stock purchase plan, it is possible that future laws or regulations will require us to treat all stock-based compensation as a compensation expense using the fair value method.

Some provisions in our certificate of incorporation and bylaws, as well as a stockholder rights plan we adopted in February 2004, may have anti-takeover effects.

In February 2004, our Board of Directors adopted a stockholder rights plan and declared a dividend distribution of one right for each outstanding share of our common stock. Each right, when exercisable, entitles the registered holder to purchase certain securities at a specified purchase price. The rights plan may have the anti-takeover effect of causing substantial dilution to a person or group that attempts to acquire TIBCO on terms not approved by our Board of Directors. The existence of the rights plan could limit the price that certain investors might be willing to pay in the future for shares of our common stock and could discourage, delay or prevent a merger or acquisition that stockholders may consider favorable. In addition, provisions of our current certificate of incorporation and bylaws, as well as Delaware corporate law, could make it more difficult for a third party to acquire us without the support of our Board of Directors, even if doing so would be beneficial to our stockholders.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RI SK

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

At August 31, 2004, we had an investment portfolio of fixed income securities totaling $263.1 million, excluding those classified as cash and cash equivalents and restricted funds, respectively. Our investments consist primarily of bank and finance notes, various government obligations and asset-backed securities. These securities are classified as available-for-sale and are recorded on the balance sheet at fair market value with unrealized gains or losses reported as a separate component of stockholders’ equity. Unrealized losses are charged against income when a decline in fair market value is determined to be other than temporary. The specific identification method is used to determine the cost of securities sold.

The investment portfolio is subject to interest rate risk and will fall in value in the event market interest rates increase. If market interest rates were to increase immediately and uniformly by 100 basis points (approximately 42.3% of current rates in the portfolio) from levels as of August 31, 2004, the fair market value of the portfolio would decline by approximately $3.2 million.

We develop products in the United States and sell in North America, South America, Europe, Asia and the Middle East. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. The acquisition of Staffware increased our international sales and potentially increases our exposure to foreign exchange fluctuations. A majority of sales are currently made in U.S. dollars; however, a strengthening of the dollar could make our products less competitive in foreign markets. We enter into foreign currency forward exchange contracts (“forward contracts”) to manage exposure related to accounts receivable denominated in foreign currencies. We do not enter into derivative financial instruments for trading purposes. We had outstanding forward contracts with notional amounts totaling approximately $7.7 million at August 31, 2004. These open contracts mature at various dates through December 2004 and are economic hedges of certain foreign currency transaction exposures in the Euro, Singapore Dollar, Swedish Krona, Canadian Dollar, Japanese Yen, British Pounds and the Australian Dollar. The fair value of these contacts at August 31, 2004 was approximately $7.8 million.

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

ITEM 6. EXHIBITS

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

Date: October 13, 2004