Form 10-K
period 2004-11-30
TIBCO SOFTWARE INC
filed 2005-02-14
CIK 1085280

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the fiscal year ended November 30, 2004

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

The aggregate market value of the voting stock held by non-affiliates of the registrant (based upon the closing sale price of such shares on the Nasdaq National Market on May 28, 2004) was approximately $1,475,051,598. Shares of common stock held by each executive officer and director and by each entity that owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 9, 2005, there were 215,316,963 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2005 Annual Meeting of Stockholders to be held on April 21, 2005 are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein.

TIBCO SOFTWARE INC. FORM 10-K

For the Fiscal Year Ended November 30, 2004

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

Trademarks

TIBCO, TIBCO Software, The Power of Now, TIBCO Rendezvous, TIBCO SmartSockets, TIBCO BusinessWorks, the Information Bus and TIBCO BusinessFactor are the trademarks or registered trademarks of TIBCO Software Inc. in the United States and other countries. This report also refers to the trademarks of other companies.

PART I

ITEM 1.	BUSINESS

Overview

Our suite of business integration software solutions makes us a leading enabler of real-time business. We use the term “real-time business” to refer to those companies that use current information in their businesses to execute their critical business processes. Our business integration solutions include products that provide business process visualization and management, and application integration capability, giving businesses the ability to connect and coordinate their applications, employees, partners and customers and automate their business processes from end-to-end within the enterprise. This allows our customers to better automate, monitor, analyze, understand and modify the business activities that span those systems and people so they can better respond to problems and opportunities. Our products do this by enabling computer systems to interact with each other in real-time, automating processes that span those systems, and by giving people the ability to monitor and interact with information and processes.

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

Our products are currently licensed by companies worldwide in diverse industries such as telecommunications, retail, healthcare, manufacturing, energy, transportation, logistics, financial services, government and insurance. We sell our products through a direct sales force and through alliances with leading software vendors and systems integrators.

Our objective is to establish TIBCO Software as the leading provider of business optimization, business process management, business integration and enterprise backbone software. The core elements of our strategy include providing our customers with a comprehensive suite of products and services, promoting the widespread adoption of our technology, leveraging our vertical market expertise, expanding our business in the financial services industry and pursuing strategic acquisitions to expand and strengthen our offerings. We believe we are the market leader among independent integration software companies. See “—Competition.”

We operate through subsidiaries and offices throughout the Americas, Europe, Africa and the Pacific Rim. Where it is advantageous to us for business or other reasons, we conduct our business through wholly owned subsidiaries of TIBCO Software Inc.

Relationship with Reuters

We are the successor to a portion of the business of Teknekron Software Systems, Inc. (“Teknekron”). Teknekron was acquired by Reuters Group PLC, a global information company (“Reuters”), in 1994. In November 1996, we were incorporated in Delaware and in January 1997, we were established as an entity separate from Teknekron. In connection with our establishment as a separate entity, Reuters transferred to us certain assets and liabilities related to its business and granted to us a royalty-free license to the intellectual property from which some of our products originated. Reuters also assigned to us at that time certain related license and service contracts.

Pursuant to an agreement relating to the licensing, distribution and maintenance of our products, Reuters will act as a non-exclusive reseller of our products to certain specified customers in the financial services market until March 2005 and pay us a distribution license fee equal to 60% of license revenue it receives from sales to such customers. Reuters may also continue to use our products internally and embed them into its solutions. We have agreed to provide certain fee-based support services to Reuters for TIBCO products Reuters uses internally and may provide additional support services if purchased by Reuters. We have the right to market and sell our products, other than risk management and market data distribution products, directly and through third party resellers (other than a few specified resellers) to customers in the financial services market. The limitations on our ability to sell risk management and market data distribution products and to resell through the specified resellers will expire in May 2008. Reuters will pay us minimum guaranteed fees in the amount of $5 million per quarter through March 2005. The quarterly minimum guaranteed fees are reduced by an amount equal to 10% of the license and maintenance revenues from our sales to financial services companies (and, until October 2004, were also reduced by 40% of our maintenance revenue from customers who were transitioned to us by Reuters). After March 2005, we will no longer receive such minimum guaranteed fees and will have to replace such revenue with direct sales either to financial services companies or increased sales in other sectors. Based upon our experience in selling directly into the financial services market since October 2003 and the recent increase in our revenues from other markets, we believe that we will be able to replace or reduce the impact of the cessation of the $5 million per quarter in revenue from Reuters after March 2005. Accordingly, while there can be no assurance, we do not believe that the elimination of the guaranteed fees from Reuters will have a material adverse impact on our business, financial condition or results of operations. Reuters has also been transitioning maintenance and support of our products for its customers, as well as associated revenue, since October 2003. As a result, we have been providing maintenance and support services directly to customers transitioned from Reuters since the fourth quarter of fiscal year 2003. In addition to acting as a reseller of our products in the financial services market, Reuters is eligible to receive a fee of between 5% and 20% of revenue from sales to approved customers referred to us by Reuters, depending upon the level of assistance Reuters provides in supporting the sale.

TIBCO Products

We sell a wide range of products that address different elements of business process management, business integration, and business optimization. All of our products can be sold individually to solve specific technical challenges, but the emphasis of our product development and sales efforts is to create products that interoperate seamlessly and that can be sold together enabling businesses to be more cost-effective, agile and efficient.

Our products are marketed and sold as part of our TIBCO standards-based platform for real-time business. We have a comprehensive set of solutions comprised of four categories of software: business process management software, business optimization software, business integration software and enterprise backbone software.

•	Enterprise Backbone Software: Our enterprise backbone solution lets businesses establish and manage a flow of real-time event-driven information across their enterprise, allowing the guaranteed delivery of data, the ability to deliver information to very large numbers of recipients or the ability to quickly and easily add or modify senders and receivers of data. Our enterprise backbone solution complements standards and technologies with the ability to deliver information across businesses with superior performance and flexibility.

•	Business Integration Software: We provide complete business integration capabilities that enable companies to connect any number or variety of endpoints, coordinate processes of any level of complexity, and streamline activities across technological, organizational, and geographical boundaries. Our integration software gives companies the flexibility to do these things using whatever standards or technologies best meet their needs in specific situations (such as HTTP, e-mail, J2EE, EDI, Messaging, .Net, or Web Services) without replacing existing technologies or committing to any one technology across their enterprise.

•	Business Optimization Software: Our business optimization software automatically routes information to appropriate recipients, lets users access up-to-date information whenever they need it, and provides users with the ability to analyze and act on information. This helps line-level employees perform their jobs, helps managers identify and analyze problems and opportunities, and gives customers the ability to get accurate and consistent information directly or through salespeople, service personnel or customer care representatives.

•	Business Process Management (“BPM”) Software: Our BPM software enables the automation and coordination of the many assets and tasks that make up a business process. These products coordinate the human and electronic resources inside a business and their network of customers and partners. Our products not only automate routine tasks and exception handling, but orchestrate long-lived activities and transactions that cut across organizational and geographical boundaries. Our BPM software enables companies to provide higher level of customer satisfaction, retain customers, maximize partnerships with other businesses, and out-execute their competitors.

Services

Professional Services

Our professional services offerings include a wide range of consulting services such as systems planning and design, installation and systems integration for the rapid deployment of TIBCO products. We offer our professional services with the initial deployment of our products as well as on an ongoing basis to address the continuing needs of our customers. Our professional services staff is located throughout the Americas, Europe, Africa and the Pacific Rim, enabling us to perform installations and respond to customer demands rapidly across our global customer base. Many of our professional services employees have advanced degrees, substantial TIBCO experience and industry expertise in systems architecture and design and also have domain expertise in manufacturing, telecommunications, energy, logistics, healthcare, financial services and other industries.

We also have relationships with resellers, professional service organizations and system integrators including Accenture, Cap Gemini, Deloitte Consulting and BearingPoint, to cooperate in the deployment of our products to customers. These relationships help promote TIBCO products and provide additional technical expertise to enable us to provide the full range of professional services our customers require to deploy our products.

Maintenance and Support

We offer a suite of software support and maintenance options that are designed to meet the needs of our diverse customer base. These support options include twenty-four hour coverage that is available seven days a week, 365 days a year, to meet the needs of our global customers. To accomplish this level of support we have established a worldwide support organization with major support centers in Palo Alto, California; London and Swindon, England; and Sydney, Australia. These centers, working in conjunction with several smaller support offices located throughout the United States and India, as well as additional support offices in Europe, the Pacific Rim and the Americas, provide seamless support using a “follow-the-sun” support model.

In addition to support teams around the globe, we have a Customer Support Website that provides our customers with the ability to submit service requests, receive confirmation that a service request has been opened and to obtain current status on these requests. Additionally, the Customer Support Website provides access to our support procedures, escalation numbers and late breaking news (“LBN”). LBN is used to provide updates and new information about our products. It also provides customers with information on generally known problems and suggested solutions or workarounds that may be available.

We use TIBCO® BusinessFactor in conjunction with our Customer Relationship Management (“CRM”) system to provide real-time monitoring of service requests. Through the use of our CRM system, we are able to track high severity problems and latency, allowing us to enhance our responsiveness.

Training

We provide a comprehensive and global training program for customers and partners. Training is available at our main office in Palo Alto and at major training centers in Houston, Texas; Munich, Germany; and Tokyo, Japan. We also deliver training on-site at customer locations. We provide specialized training for our professional services partners to enhance their effectiveness in integrating our products. Our Educational Services group has the capability to develop solutions to address the specific needs of individual customers and partners. Our curriculum leads to an industry recognized technical certification in high visibility TIBCO technologies.

Sales and Marketing

Sales

We currently market our software and services primarily through a direct sales organization complemented by indirect sales channels. Our direct sales force is located in twenty-eight U.S. cities and in twenty-two countries across the Americas, Europe, Africa and the Pacific Rim and operates globally through our foreign subsidiaries. We have established distribution and licensing relationships with several strategic hardware vendors, database providers, software and toolset developers and systems integrators. We have also developed alliances with key solution providers to target vertical industry sectors, including energy, telecommunications and manufacturing.

Pursuant to the terms of our agreement with Reuters, we are permitted to market and sell our products, other than risk management and market data distribution products, directly and through third party resellers (other than a few specified resellers) to customers in the financial services market. Reuters will act as a non-exclusive reseller of our products to certain specified customers through March 2005, and will pay us a distribution license fee equal to 60% of license revenue it receives from sales to such customers. Reuters may continue to internally use and to embed our products in its solutions. The limitations on our ability to sell risk management and market data distribution products and on reselling through the specified resellers will expire in May 2008. The distribution relationship with Reuters accounted for 7%, 12% and 9% of our total revenue in each of fiscal years 2004, 2003 and 2002 respectively.

Our revenue consists primarily of license and maintenance fees from our customers and distributors, including fees from Reuters pursuant to our license agreement, both of which were primarily attributable to sales of our software. License fees represented approximately 55%, 53% and 58% of our total revenue in 2004, 2003 and 2002, respectively. Revenue from services and maintenance represented approximately 45%, 47% and 42% of our total revenues in 2004, 2003 and 2002, respectively.

Sales to customers outside the United States totaled $201.5 million, representing 52% of our total revenue for the year ended November 30, 2004. For a geographic breakdown of our revenue and long-lived assets, see Note 12 to our Consolidated Financial Statements included in this report.

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

Product Development

Reuters granted us a perpetual, royalty-free license to the Information Bus™ (“TIB”) messaging technology as it existed on December 31, 1996. We have concentrated our product development efforts since then on further developing this technology and on developing new products. We expect that most of our enhancements to existing products and new products will be developed internally. However, we will evaluate on an ongoing basis the acquisition of externally developed technologies for integration into our product lines.

We expect that a majority of our research and development activities will focus on enhancing and extending our TIBCO products. In fiscal year 2004, we continued our development focus on creating products that interoperate seamlessly. We expect that we will continue to commit significant resources to product development in the future. Product development costs are recorded as research and development expenses. Our research and development expenses, including stock-based compensation, were $61.1 million, $64.6 million and $72.3 million in 2004, 2003 and 2002, respectively. To date, all product development costs have been expensed as incurred since the time period between the achievement of technical feasibility for a product and the general availability of such product has typically been very short.

Competition

The market for our products and services is extremely competitive, continually evolving and subject to rapid change. While we offer a comprehensive suite of integration solutions and believe we are the market leader among independent integration software companies, we compete with various providers of integration products including BEA, IBM, Microsoft, SAP, SeeBeyond, Vitria and webMethods. We believe that none of these companies has a suite of integration products as complete as ours, but IBM, Microsoft, SAP and BEA offer products outside our segment and routinely bundle their broader set of products. We expect additional competition from other established and emerging companies. In addition, we may face pricing pressures from our current competitors and new market entrants in the future. We believe that the competitive factors affecting the market for our products and services include product functionality and features, quality of professional services offerings, performance and price, ease of product implementation, quality of customer support services, customer training and documentation, and vendor and product reputation. The relative importance of each of these factors depends upon the specific customer environment. We believe that our products and services currently compete favorably with respect to such factors. However, we may not be able to maintain our competitive position against current and potential competitors.

Some of our current competitors have, and some of our potential competitors may have, longer operating histories, significantly greater financial, technical, product development and marketing resources, greater name recognition and larger customer bases than we do. Our present or future competitors may be able to develop products comparable or superior to those we offer; adapt more quickly than we do to new technologies, evolving industry trends or customer requirements; or devote greater resources to the development, promotion and sale of their products than we do. Accordingly, we may not be able to compete effectively in our markets, or competition may intensify and harm our business and operating results. If we are not successful in developing new products and enhancements to our existing products or achieving customer acceptance, our gross margins may decline, and our business and operating results may suffer.

Our license agreement with Reuters does not prohibit Reuters from providing enterprise infrastructure software products and services in competition with us. In addition, under this license agreement, we have the right to market and sell our products, other than risk management and market data distribution products, directly and through third party resellers (other than a few specified resellers) to customers in the financial services market. The limitations on our ability to sell risk management and market data distribution products to financial services customers and to resell through the specified resellers will expire in May 2008. Reuters may continue to sell our products to certain financial services companies until March 2005. In addition, pursuant to this license agreement, Reuters will continue to have access to the source code for TIBCO Rendezvous® through 2011 and to TIBCO SmartSockets™ until March 2005. Although Reuters currently does not create TIB-based products designed for general use in all markets, if Reuters were to decide to begin providing information integration products and services in our markets, we would face additional competition for customers in these markets.

Proprietary Technology

Our success is dependent upon our proprietary software technology. We license the patents relating to some of the technology underlying some of our software from Reuters on a royalty-free basis. We have several pending patent applications and five issued patents, although we rely principally on trade secret, copyright and trademark laws, and nondisclosure and other contractual agreements to protect our technology. We also believe that factors such as the technological and creative skills of our personnel, product enhancements and new product developments are essential to establishing and maintaining a technology leadership position. We enter into confidentiality and/or license agreements with our employees, distributors and customers, and limit access to and distribution of our software, documentation and other proprietary information. Nevertheless, the steps we have taken may fail to prevent misappropriation of our technology, and the protections we have may not prevent our competitors from developing products with functionality or features similar to our products.

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

Employees

As of November 30, 2004, we employed 1,360 persons, including 417 in sales and marketing, 325 in research and development, 189 in finance and administration and 429 in professional services and technical support. Of our 1,360 employees, 413 were located in Europe, 146 in the Pacific Rim, 16 in Africa and 785 in the Americas. Our success is highly dependent on our ability to attract and retain qualified employees. Competition for employees is intense in the software industry. To date, we believe we have been successful in our efforts to recruit qualified employees, but there is no assurance that we will continue to be as successful in the future. None of our employees are subject to collective bargaining agreements. We believe that our relationship with our employees is good.

Available Information

We are subject to the informational requirements of the Securities Exchange Act of 1934. Therefore, we file periodic reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”). Such reports, proxy statements and other information may be obtained by visiting the Public Reference Room of the SEC at 450 Fifth Street, NW, Washington, DC 20549 or by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy statements and other information required that issuers file electronically.

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

Our principal administrative, sales, marketing, service and research and development facilities are located in a four building campus totaling approximately 292,000 square feet in Palo Alto, California. We purchased these buildings in June 2003. In connection with the purchase, we entered into a 51-year lease of the land upon which the buildings are located. Further information on the terms of the building acquisition can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 6 to our Consolidated Financial Statements included in this report.

In addition, we lease field support offices in 58 cities throughout the world. The field offices range from small executive offices to a 21,748 square foot facility, in Maidenhead, England, that serves as our European sales operations headquarters. Lease terms range from month-to-month on certain executive offices to ten years on certain direct leases. Because our professional services are generally performed at the client site, field facilities are generally small. Field facilities are generally used for periodic meetings, training and administration and by account managers. We are continually evaluating the adequacy of existing facilities and additional facilities in new cities and we believe that suitable additional space will be available in the future on commercially reasonable terms as needed.

We have certain facilities under lease that are in excess of our requirements and we no longer occupy, do not intend to occupy, and plan to sublease. The estimated loss on subleases has been included in the accrued excess facilities costs on the Consolidated Balance Sheet as of November 30, 2004 and 2003.

ITEM 3.	LEGAL PROCEEDINGS

We, certain of our directors and officers and certain investment bank underwriters have been named in a putative class action for violation of the federal securities laws in the U.S. District Court for the Southern District of New York (“Court”), captioned “In re TIBCO Software Inc. Initial Public Offering Securities Litigation.” This is one of a number of cases challenging underwriting practices in the initial public offerings (“IPO”s) of more than 300 companies, which have been coordinated for pretrial proceedings as “In re Initial Public Offering Securities Litigation.” Plaintiffs generally allege that the underwriters engaged in undisclosed and improper underwriting activities, namely the receipt of excessive brokerage commissions and customer agreements regarding post-offering purchases of stock in exchange for allocations of IPO shares. Plaintiffs also allege that various investment bank securities analysts issued false and misleading analyst reports. The complaint against us claims that the purported improper underwriting activities were not disclosed in the registration statements for our IPO and secondary public offering and seeks unspecified damages on behalf of a purported class of persons who purchased our securities or sold put options during the time period from July 13, 1999 to December 6, 2000.

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

A stipulation of settlement for the claims against the issuer defendants, including the Company and Talarian, has been submitted to the Court for preliminary approval. Under the settlement, the plaintiffs will dismiss and release all claims against participating defendants in exchange for a contingent payment guaranty by the insurance companies collectively responsible for insuring the issuers in the action, and the assignment or surrender to the plaintiffs of certain claims the issuer defendants may have against the underwriters. Under the guaranty, the insurers will be required to pay an amount equal to $1.0 billion less any amounts ultimately collected by the plaintiffs from the underwriter defendants in all the cases. The disposition of this matter is limited to our $0.5 million corporate insurance deductible. We completed payment of the insurance deductible in the third quarter of fiscal year 2003. Unlike most of the defendant issuers’ insurance policies, including ours, Talarian’s policy contains a specific self-insured retention in the amount of $0.5 million for IPO “laddering” claims, including those alleged in this matter. Thus, under the proposed settlement, if any payment is required under the insurers’ guaranty, Talarian would be responsible for paying its pro rata share of the shortfall, up to $0.5 million of the self-insured retention remaining under its policy. The self insured retention of $0.5 million was accrued at the time of the acquisition.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 2004.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the Nasdaq National Market (“Nasdaq”) under the symbol “TIBX”. The following table presents, for the periods indicated, the high and low intra-day sale prices per share of our common stock during the fiscal quarters indicated, as reported on Nasdaq.

Fiscal Year 2003	High	Low
First Quarter (from December 1, 2002 to February 28, 2003)	$8.10	$4.51
Second Quarter (from March 1, 2003 to May 30, 2003)	$5.60	$3.92
Third Quarter (from May 31, 2003 to August 29, 2003)	$6.25	$4.39
Fourth Quarter (from August 30, 2003 to November 30, 2003)	$6.80	$5.14

Fiscal Year 2004	High	Low
First Quarter (from December 1, 2003 to February 29, 2004)	$8.79	$5.48
Second Quarter (from March 1, 2004 to May 30, 2004)	$9.75	$6.55
Third Quarter (from May 31, 2004 to August 29, 2004)	$8.75	$5.53
Fourth Quarter (from August 30, 2004 to November 30, 2004)	$11.72	$6.11

Holders of Record

We had 1,033 stockholders of record as of November 30, 2004.

Dividends

We have never declared or paid any cash dividends on our common stock, and we do not anticipate paying any cash dividends in the foreseeable future.

Issuer Purchases of Equity Securities

(In thousands, except per-share amounts)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet Be Purchased under the Plans or Programs (1)
August 30, 2004 to September 30, 2004	—	$—	—	$50,000
October 1, 2004 to October 31, 2004	75	9.33	75	49,300
November 1, 2004 to November 30, 2004	—	—	—	49,300

Fiscal Year 2004 Total	75	$9.33	75	$49,300

(1)	In September 2004, our Board of Directors authorized a stock repurchase program for the repurchase of up to $50 million of common stock under this program. The remaining authorized amount for stock repurchases under this program as of November 30, 2004 was approximately $49.3 million.

Equity Compensation Plan Information

The following table provides information as of November 30, 2004 about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans, including the 1996 Stock Option Plan and the 1998 Director Option Plan.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	44,132,100	$6.94	24,503,407
Equity compensation plans not approved by security holders(1)	61,515	$19.80	136,373

Total	44,193,615	$6.96	24,639,780

(1)	Represents options assumed in connection with our acquisition of Talarian in 2002 and of Extensibility in 2000.

ITEM 6.	SELECTED FINANCIAL DATA

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

	Year Ended November 30,
	2004	2003	2002	2001	2000
	(in thousands, except per share amounts)
Statement of Operations:
Revenue	$387,220	$264,210	$273,393	$322,091	$254,089
Cost of revenue	93,197	63,485	65,672	71,012	69,752

Gross profit	294,023	200,725	207,721	251,079	184,337
Operating expenses	223,273	198,249	294,403	305,830	232,266

Income (loss) from operations	70,750	2,476	(86,682)	(54,751)	(47,929)
Interest and other income, net	5,736	16,212	16,264	31,040	24,866
Interest expenses	(2,771)	(1,205)	—	—	—

Income (loss) before income taxes	73,715	17,483	(70,418)	(23,711)	(23,063)
Provision for (benefit from) income taxes	28,795	6,043	24,162	(10,469)	1,888

Net income (loss)	$44,920	$11,440	$(94,580)	$(13,242)	$(24,951)

Total stock based compensation included in cost of revenue and operating expenses	$243	$1,063	$4,050	$26,965	$56,916

Net income (loss) per share—basic	$0.22	$0.05	$(0.46)	$(0.07)	$(0.14)

Net income (loss) per share—diluted	$0.20	$0.05	$(0.46)	$(0.07)	$(0.14)

Shares used to compute net income (loss) per share—basic	207,506	211,555	205,821	195,001	184,177

Shares used to compute net income (loss) per share—diluted	220,927	221,519	205,821	195,001	184,177

	As of November 30,
	2004	2003	2002	2001	2000
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents and short-term investments	$473,535	$604,669	$637,853	$677,340	$582,900
Working capital	439,090	549,719	563,732	638,803	596,303
Total assets	1,082,811	943,259	894,588	892,127	829,215
Long-term debt, less current portion	50,143	51,853	—	—	—
Stockholders’ equity	820,482	762,794	744,727	771,279	729,535

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Executive Overview

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

On June 7, 2004, we acquired Staffware plc (“Staffware”), a provider of BPM solutions that enable businesses to automate, refine and manage their processes. The addition of Staffware’s BPM solutions enabled us to offer our combined customer base an expanded real-time business integration solution, by making it easier for our customers to utilize their existing systems through real-time information exchange and automation and management of enterprise business processes regardless of where such processes reside. BPM enables companies to save time and money by driving costs and time out of business processes (for example, reducing error rates or manual steps), while at the same time ensuring that business processes are compliant with internal procedures and external regulations. Our acquisition of Staffware also increased our distribution capabilities through the cross-selling of products into new geographic regions, as well as an expanded customer and partner base.

Our products are currently licensed by companies worldwide in diverse industries such as telecommunications, retail, healthcare, manufacturing, energy, transportation, logistics, financial services, government and insurance. We sell our products through a direct sales force and through alliances with leading software vendors and systems integrators.

Our revenue in fiscal years 2004, 2003 and 2002 consisted primarily of license, consulting and maintenance fees from our customers and distributors, including fees from Reuters pursuant to our license agreement, both of which were primarily attributable to sales of our software. In addition, we receive fees from our customers for providing consulting services. We also receive revenue from our strategic relationships with business partners who embed our products in their hardware and networking systems as well as from systems integrators who resell our products.

First-year maintenance typically is sold with the related software license and renewed on an annual basis thereafter. Maintenance revenue is determined based on vendor-specific objective evidence of fair value and amortized over the term of the maintenance contract, typically 12 months. Consulting and training revenues are typically recognized as the services are performed and are usually on a time and materials basis. Such services primarily consist of implementation services related to the installation of our products and generally do not include significant customization to or development of the underlying software code.

Our revenue is derived from a diverse customer base, and no single customer represented greater than 10% of total revenue during fiscal year 2002 or 2004. During fiscal year 2003, Reuters represented 12% of total revenue. There were no customers with a balance in excess of 10% of net accounts receivable at November 30, 2004. We establish allowances for doubtful accounts based on our evaluation of collectibility and an allowance for returns and discounts based on specifically identified credits and historical experience.

Relationship with Reuters

Reuters had been the primary distributor of our products to customers in the financial services segment from 1997 until October 2003. Through the third quarter of fiscal year 2003, we had a license, maintenance and distribution agreement with Reuters pursuant to which Reuters was paying us certain minimum guaranteed distribution fees related to sales of our products to financial services customers. Reuters’ obligations with respect to these minimum guaranteed distribution fees were to expire at the end of calendar 2003. Reuters’ guaranteed minimum distribution fees were $20.0 million for each of the calendar years ended December 31, 2003, 2002 and 2001. These fees were recognized ratably in the period earned as related party revenue.

Under our previous agreement with Reuters, we were restricted from selling our products and providing consulting services directly to companies in the financial services market, except in limited circumstances. Accordingly, until October 2003, we relied on Reuters and, to a lesser extent, other third-party resellers and distributors to sell our products to financial services market customers. In the past, when we did sell our products to financial services market customers other than through Reuters or when we resold Reuters’ products and services, we were required to pay certain fees to Reuters, which were recorded as related party cost of revenue.

In October 2003, we entered into a new agreement with Reuters relating to the licensing, distribution and maintenance of our products that replaced our original agreement with Reuters. Pursuant to the terms of this current agreement, Reuters has continued and will continue to act as a non-exclusive reseller of our products to certain specified customers in the financial services market until March 2005 and pays us a distribution license fee equal to 60% of license revenue it receives from sales to such customers. Reuters may also continue to use our products internally and embed them into its solutions. We have agreed to provide certain fee-based support services to Reuters for TIBCO products Reuters uses internally and may provide additional support services if purchased by Reuters. In particular, our current agreement (as did our original agreement) requires us to provide Reuters with internal maintenance and support for a fee of $2.0 million per year plus an annual CPI-based increase until December 2011. This amount was recognized ratably over the corresponding period as related party service and maintenance revenue. We now have the right to market and sell our products, other than risk management and market data distribution products, directly and through third party resellers (other than a few specified resellers) to customers in the financial services market. The limitations on our ability to sell risk management and market data distribution products and on reselling through the specified resellers will expire in May 2008. Reuters has agreed to continue to pay us minimum guaranteed fees in the amount of $5.0 million per quarter through March 2005. The quarterly minimum guaranteed fees are reduced by an amount equal to 10% of the license and maintenance revenues from our sales to financial services companies (and, until October 2004, were also reduced by 40% of our maintenance revenue from customers who were transitioned to us by Reuters). After March 2005, we will no longer receive such minimum guaranteed fees and will have to replace such revenue with direct sales either to financial services companies or increased sales in other sectors. Based upon our experience in selling directly into the financial services market since October 2003 and the recent increase in our revenues from other markets, we believe that we will be able to replace or reduce the impact of the cessation of the $5 million per quarter in revenue from Reuters after March 2005. Accordingly, while there can be no assurance, we do not believe that the elimination of the guaranteed fees from Reuters will have a material adverse impact on our business, financial condition or results of operations.

Reuters has been transitioning maintenance and support of our products for its customers, as well as associated revenue, since entering into this current agreement. As a result, we have been providing maintenance and support services directly to customers transitioned from Reuters since the fourth quarter of fiscal year 2003. Consequently, service and maintenance revenue and associated costs increased as a result of our assumption of Reuters’ contracts in the fourth quarter of fiscal year 2003 and fiscal year 2004, and we expect these increases to continue through at least fiscal year 2005.

In addition to acting as a reseller of our products in the financial services market, Reuters is eligible to receive a fee of between 5% and 20% of revenue from sales to approved customers referred to us by Reuters, depending upon the level of assistance Reuters provides in supporting the sale.

As of November 30, 2004, Reuters owned less than 10% of our outstanding capital stock.

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

Our significant accounting policies are described in Note 2 to our Consolidated Financial Statements as of and for the year ended November 30, 2004. We believe our most critical accounting policies and estimates include the following:

•	revenue recognition;

•	allowance for doubtful accounts, returns and discounts;

•	accounting for stock-based compensation;

•	accounting for restructuring costs;

•	accounting for income taxes;

•	valuation of long-lived and intangible assets; and

•	accounting for investments.

Revenue Recognition.    We recognize license revenue when a signed contract or other persuasive evidence of an arrangement exists, the software has been shipped or electronically delivered, the license fee is fixed or determinable, and collection of the resulting receivable is reasonably assured. When contracts contain multiple elements wherein vendor specific objective evidence exists for all undelivered elements, we account for the delivered elements in accordance with the “Residual Method” prescribed by AICPA Statement of Position 98-9. Revenue from subscription license agreements, which include software, rights to future products and maintenance, is recognized ratably over the term of the subscription period. Revenue on shipments to resellers, when subject to certain rights of return and price protection, is recognized when the products are sold by the resellers to the end-user customer and is recorded net of related costs to the resellers.

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

First-year maintenance typically is sold with the related software license and renewed on an annual basis thereafter. For such arrangements with multiple elements, we allocate revenue to each component of the arrangement based on the fair value of the undelivered elements. Fair values of ongoing maintenance and support obligations are based on separate sales of renewals to other customers or upon renewal rates quoted in the contracts when the quoted renewal rates are deemed to be substantive. Maintenance revenue is deferred and recognized ratably over the term of the maintenance and support period. Fair value of services, such as consulting or training, is based upon separate sales of these services. Consulting and training services are generally billed based on hourly rates and revenues are generally recognized as the services are performed. Consulting services primarily consist of implementation services related to the installation of our products and generally do not include significant customization to or development of the underlying software code. The determination as to whether services involve significant production, modification or customization of the underlying software code is a matter of judgment and can materially impact the timing of revenue recognition.

Significant management judgments and estimates must be made in connection with determination of the revenue to be recognized in any accounting period. If we made different judgments or utilized different estimates for any period, material differences in the amount and timing of revenue recognized could result.

Allowance for Doubtful Accounts, Returns and Discounts.    We establish allowances for doubtful accounts, returns and discounts based on our review of credit profiles of our customers, contractual terms and conditions, current economic trends and historical payment, return and discount experience. We reassess the allowances for doubtful accounts, returns and discounts each period. Historically, our actual losses and credits have been consistent with these provisions. However, unexpected events or significant future changes in trends could result in a material impact to our future statements of operations and of cash flows. If we made different judgments or utilized different estimates for any period, material differences in the amount and timing of revenue or bad debt expense recognized could result. Our allowances for doubtful accounts, returns and discounts as a percentage of net revenues were 1.0%, 0.8% and 1.2% in fiscal years 2004, 2003 and 2002, respectively. See Note 5 to our Consolidated Financial Statements for a summary of activities during the years reported. Based on our results for the year ended November 30, 2004, a one-percentage point deviation in our allowances for doubtful accounts, returns and discounts as a percentage of net revenues would have resulted in an increase or decrease in revenue and/or expense of approximately $3.8 million.

Accounting for Stock-Based Compensation.    We account for stock-based compensation related to employee stock-based compensation plans using the intrinsic value method prescribed by Accounting Principles Board Opinion (“APB”) No. 25 and have adopted the disclosure provisions of the Statement of Financial Accounting Standard (“SFAS”) No. 123 “Accounting for Stock-Based Compensation” and SFAS 148 “Accounting for Stock-Based Compensation—Transition and Disclosure”—an amendment of SFAS 123. Had we accounted for stock-based compensation related to employee stock-based compensation plans using the fair value method as prescribed by SFAS 123, our net income would have been reduced by $38.0 million, $50.1 million and $108.5 million in fiscal years 2004, 2003 and 2002, respectively. Also see Note 2 to our Consolidated Financial Statements.

We account for stock-based compensation related to stock options granted to consultants based on the fair value estimate using the Black-Scholes option pricing model on the date of grant and as remeasured at each reporting date in compliance with Emerging Issues Task Force (“EITF’) Issue No. 96-18 “Accounting for Equity

Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” As a result, stock based compensation expense fluctuates as the fair market value of our common stock fluctuates. Compensation expense is amortized using the multiple option approach in compliance with the Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 28. Pursuant to FIN 44 “Accounting for Certain Transactions involving Stock Compensation—an interpretation of APB Opinion No. 25”, options assumed in a purchase business combination are valued at the date of acquisition at their fair value calculated using the Black-Scholes option pricing model. The fair value of assumed options is included as a component of the purchase price. The intrinsic value attributable to unvested options is recorded as unearned stock based compensation and amortized over the remaining vesting period of the options.

In December 2004, FASB issued the SFAS No. 123 (Revised 2004) “Share-Based Payment” (“SFAS 123(R)”), which replaces SFAS 123 and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS 123(R) requires that compensation costs relating to share-based payment transactions be recognized in financial statements. The pro forma disclosure previously permitted under SFAS 123, which we have provided in Note 2 to the Consolidated Financial Statements, will no longer be an acceptable alternative to recognition of expenses in the financial statements. SFAS 123(R) is effective as of the beginning of the first reporting period that begins after June 15, 2005, with early adoption encouraged. We are required to adopt SFAS 123(R) starting from the fourth fiscal quarter of 2005. We expect the adoption of SFAS 123(R) will have a material adverse impact on our net income and net income per share. We are currently in the process of evaluating the extent of such impact.

Accounting for Restructuring Costs.    During fiscal year 2002, we implemented a restructuring plan to align our cost structure with changing market conditions. Our restructuring plan resulted in a reduction in headcount and the consolidation of facilities through the closing of excess field offices and relocation of corporate offices into one campus. Our restructuring charges included accruals for the estimated loss on facilities. The estimated facility costs were based on the Company’s contractual obligations net of estimated sublease income based on current comparable market rates for leases. We reassess this liability each period based on market conditions. Revisions to our estimates of this liability could materially impact our operating results and financial position in future periods if anticipated events and key assumptions, such as the timing and amounts of sublease rental income, either change or do not materialize. Should facilities operating lease rental rates continue to decrease in these markets or should it take longer than expected to find a suitable tenant to sublease these facilities, the actual loss could exceed this estimate by approximately $4.3 million.

Accounting for Income Taxes.    As part of the process of preparing our Consolidated Financial Statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves us estimating our current tax exposure under the most recent tax laws and assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in our Consolidated Balance Sheet. We must also assess the likelihood that our deferred tax assets will be recovered from future taxable income, and, to the extent we believe that it is more likely than not that some portion or all of our deferred tax assets will not be realized, we must establish a valuation allowance. To the extent we establish a valuation allowance or change the allowance in a period, we must reflect the corresponding increase or decrease within the tax provision in the statement of operations. Based on the available evidence, which includes our historical levels of U.S. taxable income and stock option deductions, we have provided a valuation allowance against our U.S. net deferred tax assets. We evaluate the realizability of the deferred tax assets on a quarterly basis. Our deferred tax assets include net operating losses relating to acquired businesses and the exercise of employee stock options for which any change in associated valuation allowance will be recorded as an adjustment to goodwill and a credit to additional paid-in-capital, respectively.

U.S. income taxes and foreign withholding taxes have not been provided for on a cumulative total of $33.7 million of undistributed earnings for certain non-U.S. subsidiaries. We intend to reinvest these earnings indefinitely in operations outside the U.S.

Significant management judgment is required in determining our future taxable income for purposes of assessing our ability to realize any benefit from our deferred tax assets. In the event that actual results differ from these estimates or we adjust these estimates in future periods, our operating results and financial position could be materially affected. Due to our cumulative U.S. tax return loss position as of November 30, 2004, we have a valuation allowance in the amount of $232.2 million against our net deferred tax assets. If we were to fully release our valuation allowance, we estimate that approximately $33.9 million of the change would result in an income tax benefit, approximately $10.4 million would be credited to goodwill and approximately $187.9 million relating to stock option exercises and related tax credits would be credited directly to additional paid-in capital. The following analysis demonstrates the potential effect the full release of our valuation allowance would have upon our Consolidated Financial Statements and is not intended to provide a range of exposure or expected deviation (in thousands, except per share data):

	2004 Actual	100% Release of Valuation Allowance
Valuation allowance	$232,202	$—
Income before income taxes	73,715	73,715
Provision for (benefit from) income taxes	28,795	(5,118)

Net income	$44,920	$78,833

Net income per share, diluted	$0.20	$0.36

Valuation of Long-Lived and Intangible Assets.    We assess long-lived and other intangible assets for recoverability whenever events or changes in circumstances indicate that their carrying value may not be recoverable through the estimated undiscounted future cash flows resulting from the use of the assets. If we determine that the carrying value of long-lived and other intangible assets may not be recoverable, we measure impairment by using the projected discounted cash-flow method. As of November 30, 2004, we have not recorded an impairment charge against our long-lived or other intangible assets.

On December 1, 2002, we adopted the remaining provisions of SFAS 142, “Goodwill and Other Intangible Assets” as related to goodwill and intangibles acquired prior to July 1, 2002. In accordance with SFAS 142, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but, instead, are tested for impairment annually or sooner if circumstances indicate that they might not be recoverable. Additionally, workforce no longer qualifies as a separately identifiable intangible and was reclassified as goodwill. The adoption of SFAS 142 resulted in the cessation of approximately $4.7 million in goodwill amortization per quarter including reclassified amounts at the time of implementation. In conjunction with the acquisition of Staffware, we have determined that we continued to operate as one reportable segment. Accordingly, we have performed the impairment assessment required under SFAS 142 at the enterprise level. We have used the Company’s total market capitalization to assess the fair value of the enterprise. As of November 30, 2004, we have $265.1 million of goodwill and have not recorded any goodwill impairment charges. If our estimates or the related assumptions change in the future, we may be required to record impairment charges to reduce the carrying value of these assets. Changes in the valuation of goodwill could be substantial.

Accounting for Investments.    We determine the appropriate classification of marketable securities at the time of purchase and evaluate such designation as of each balance sheet date. As of November 30, 2004, $292.7 million of marketable securities have been classified as available-for-sale and are carried at fair value with unrealized gains and losses, if any, included as a component of “accumulated other comprehensive income)” in stockholders’ equity. Marketable securities are presented as current assets as they are subject to use within one year in current operations. Realized gains and losses are recognized based on the “specific identification method”. As of November 30, 2004, gross unrealized losses on our investment portfolio totaled $1.9 million. The decline in value of these investments is primarily related to changes in interest rates and is considered temporary in nature.

Our investments also include minority equity investments in privately held companies that are generally carried at cost basis and included in other assets on the balance sheet. The fair value of these investments is dependent on the performance of the companies in which we invested, as well as the volatility inherent in external markets for these investments. In assessing potential impairment, we consider these factors as well as each of the companies’ cash position, earnings/revenue outlook, stock price performance, liquidity and management/ownership. If we believe that an other-than-temporary decline exists, we write down the investment to market value and record the related write-down as a loss on investments in our consolidated statement of operations. During fiscal years 2004 and 2003, we recognized impairment losses of $0.1 million and $0.3 million, respectively, relating to the other-than-temporary decline in value of certain equity investments. As of November 30, 2004, minority equity investments totaled $1.9 million.

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

Results of Operations

The following table sets forth, for the fiscal years indicated, certain consolidated statement of income information as a percentage of total revenue:

	Year Ended November 30,
	2004	2003	2002
Revenue:
License revenue:
Non-related parties	51%	46%	53%
Related parties	4	7	5

Total license revenue	55	53	58

Software and maintenance revenue:
Non-related parties	41	40	36
Related parties	3	6	5
Reimbursable expenses	1	1	1

Total software and maintenance revenue	45	47	42

Total revenue	100	100	100

Cost of revenue:
Cost of revenue non-related parties	24	23	23
Cost of revenue related parties	—	1	1
Stock-based compensation	—	—	—

Total cost of revenue	24	24	24

Gross profit	76	76	76

Operating expenses:
Research and development	16	24	26
Sales and marketing	32	42	46
General and administrative	7	8	8
Stock-based compensation	—	—	1
Acquired in-process research and development	1	—	1
Restructuring charge	1	—	18
Amortization of goodwill and acquired intangibles	1	1	8

Total operating expenses	58	75	108

Income (loss) from operations	18	1	(32)
Interest income	2	5	8
Interest expense	(1)	—	—
Other income (expense), net	—	—	(2)

Income (loss) before income taxes	19	6	(26)
Provision for income taxes	7	2	9

Net income (loss)	12%	4%	(35)%

Total Revenue

	Year Ended November 30,
		Change			Change
	2004	$	%	2003	$	%	2002
	(in thousands, except percentages)

Total revenue	$387,220	$123,010	47%	$264,210	$(9,183)	(3)%	$273,393

Total revenue increased 47% for fiscal year 2004 compared to fiscal year 2003, primarily due to a general increase in information technology spending. In October 2003, pursuant to our agreement with Reuters, we obtained the right to market and sell our products directly to customers in the financial services market, which also contributed to our growth in revenue in 2004. Furthermore, our Staffware acquisition during fiscal year 2004 generated additional revenue. Due to fact that TIBCO and Staffware products are often combined in a single license transaction, we cannot separately report revenue related to the individual software components. Geographically, our total revenue increased by $51.0 million in the United States, $44.1 million in Europe and $25.0 million in the Pacific Rim in fiscal year 2004. See Note 12 to the Consolidated Financial Statements for further detail on total revenue by region.

Total revenue decreased 3% for fiscal year 2003 compared to fiscal year 2002, largely due to the global economic slowdown during that period and a resulting general reduction in information technology spending.

Revenue from Reuters was $28.3 million, $30.7 million and $25.3 million representing 7%, 12% and 9% of our total revenue in fiscal years 2004, 2003 and 2002, respectively. Our revenue from Reuters consisted primarily of fees under our license agreement, which includes minimum guaranteed fees of $5.0 million per quarter, reduced by an amount equal to 10% of the license and maintenance revenues from our sales to financial services companies (and, until October 2004, also reduced by 40% of our maintenance revenue from customers who were transitioned to us by Reuters), which Reuters has agreed to continue to pay through March 2005. After March 2005, we will no longer receive such minimum guaranteed fees and will have to replace such revenue with direct sales either to financial services companies or increased sales in other sectors. Based upon our experience in selling directly into the financial services market since October 2003 and the recent increase in our revenues from other markets, we believe that we will be able to replace or reduce the impact of the cessation of the $5.0 million per quarter in revenue from Reuters after March 2005. Accordingly, while there can be no assurance, we do not believe that the elimination of guaranteed fees from Reuters will have a material adverse impact on our business, financial condition or results of operations. If we are unable to replace the guaranteed revenue from Reuters, our results of operations will be negatively impacted.

License Revenue

	Year Ended November 30,
		Change			Change
	2004	$	%	2003	$	%	2002
	(in thousands, except percentages)

License revenue	$214,086	$73,577	52%	$140,509	$(18,605)	(12)%	$159,114
As percent of total revenue	55%		2%	53%		(5)%	58%

License revenue increased 52% for fiscal year 2004 compared to fiscal year 2003. This increase was primarily due to increased revenue from the financial services, consumer packaged goods, telecommunications and manufacturing sectors, and also due to additional revenue generated from the Staffware acquisition. As mentioned above we cannot separately report incremental revenue solely attributable to the Staffware acquisition since TIBCO and Staffware products are often combined in a single sales transaction.

The total number of license revenue transactions over $0.1 million increased to 260 in fiscal year 2004, from 225 in fiscal year 2003, and 206 in fiscal year 2002. The average deal size for transactions over $0.1 million was approximately $0.7 million, $0.4 million and $0.6 million in fiscal years 2004, 2003 and 2002, respectively.

License revenue decreased 12% for fiscal year 2003 compared to fiscal year 2002 largely due to the global economic slowdown during that period and a resulting general reduction in information technology spending.

We expect that license revenues will remain relatively constant as a percentage of total revenue in fiscal year 2005.

Service and Maintenance Revenue

	Year Ended November 30,
		Change			Change
	2004	$	%	2003	$	%	2002
	(in thousands, except percentages)
Service and maintenance revenue	$173,134	$49,433	40%	$123,701	$9,422	8%	$114,279
As percent of total revenue	45%		(2)%	47%		5%	42%

Service and maintenance revenue increased 40% for fiscal year 2004 compared to fiscal year 2003, and increased 8% for fiscal 2003 compared to fiscal year 2002. The increase in fiscal year 2004 was comprised of $26.9 million, or a 71% increase in consulting and training services revenue, and $22.5 million, or a 26% increase in maintenance revenue, primarily due to additional growth in our installed software base, maintenance and support revenue related to financial service customers previously supported by Reuters, as well as additional revenue generated by the Staffware acquisition. In accordance with our agreement with Reuters, we began providing maintenance and support services directly to customers transitioned from Reuters in the fourth quarter of fiscal 2003, which contributed to our growth in service and maintenance revenue in fiscal year 2004.

Service and maintenance revenue increased 8% for fiscal year 2003 compared to fiscal year 2002, primarily as a result of additional maintenance revenue related to the growth in our installed software base.

We expect that service and maintenance revenue will remain relatively constant as a percentage of total revenue in fiscal year 2005.

Cost of Revenue

Cost of revenue consists primarily of compensation of professional services and customer support personnel and third-party contractors and associated expenses related to providing consulting services, the cost of providing maintenance and customer support services, royalties and product fees as well as the amortization of developed technologies acquired through corporate acquisitions. The majority of our cost of revenue is directly related to our maintenance and service revenue.

	Year Ended November 30,
		Change			Change
	2004	$	%	2003	$	%	2002
	(in thousands, except percentages)
Cost of revenue, excluding stock-based compensation	$93,163	$29,879	47%	$63,284	$(1,861)	(3)%	$65,145
As percent of total revenue	24%		—%	24%		—%	24%

Cost of revenue remained relatively constant as a percentage of total revenue in fiscal years 2004, 2003 and 2002. The increase in absolute dollars of cost of revenue in fiscal year 2004 as compared to the prior year resulted primarily from an increase of approximately $14.8 million related to personnel compensation, $9.3 million for third-party contractor compensation and consulting fees, $3.8 million in travel costs and $1.9 million in amortization of developed technologies and maintenance agreements, offset by a decrease of $2.3 million in related parties costs, mainly due to our October 2003 agreement with Reuters. Increased compensation cost was primarily due to an increase in professional services and customer support staff in fiscal year 2004, and an increase in variable incentive compensation. Increased third-party contractor and consulting fees were directly related to increased service and maintenance revenues. Additional amortization of developed technologies was mainly due to the Staffware acquisition.

The decrease in absolute dollars in fiscal year 2003 as compared to fiscal year 2002 resulted primarily from lower compensation, royalties, and travel costs, partially offset by increased internal consulting costs. Compensation expenses decreased by $2.6 million in fiscal year 2003 as a result of a reduction in services and customer support staff. Savings in travel expenses were approximately $1.2 million. The purchase of our corporate facilities resulted in a net savings of approximately $1.1 million. Royalty payments for licensed technologies embedded in our products decreased approximately $1.1 million primarily due to the mix of products sold during the period and renegotiated agreements with these suppliers. We periodically deploy consulting engineers for certain sales and marketing activities, the costs for which we then classify as sales and marketing expense. We utilized fewer engineers on sales and marketing activities, which offset the cost of revenue savings in fiscal year 2003 by $4.9 million.

We expect that cost of revenue will grow in absolute dollars but will remain relatively constant as a percentage of total revenue in fiscal year 2005.

Research and Development Expenses

Research and development expenses consist primarily of personnel compensation, third-party contractor fees and related costs associated with the development and enhancement of our suite of products.

	Year Ended November 30,
		Change			Change
	2004	$	%	2003	$	%	2002
	(in thousands, except percentages)
Research and development expenses, excluding stock-based compensation	$61,060	$(3,015)	(5)%	$64,075	$(6,951)	(10)%	$71,026
As percent of total revenue	16%		(8)%	24%		(2)%	26%

The decrease in fiscal year 2004 compared to fiscal year 2003 was primarily due to a $1.1 million decrease in third-party contractor fees and a $4.3 million reduction of facility cost expenses, partially offset by a $2.8 million increase in personnel compensation. The reduction in third party contractor fees was largely the result of renegotiated agreements with various third party contractors. The purchase of our corporate headquarters in June 2003 has also contributed to the reduction of facility expenses in fiscal year 2004. Personnel compensation increased due to an increase in headcount primarily as a result of the Staffware acquisition, and an increase in variable incentive compensation.

The decrease in fiscal year 2003 compared to fiscal year 2002 was primarily due to a reduction in the cost of third-party contractors of $4.0 million, lower compensation costs of $1.4 million, and net savings of approximately $2.4 million resulting from the purchase of our corporate headquarters in June 2003.

We believe that continued investment in research and development is critical to attaining our strategic objectives and, as a result, we expect that spending on research and development will increase slightly in absolute dollars in fiscal year 2005.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of personnel and related costs of our direct sales force and marketing staff, the cost of marketing programs, including customer conferences, promotional materials, trade shows and advertising, and related travel expenses.

	Year Ended November 30,
		Change			Change
	2004	$	%	2003	$	%	2002
	(in thousands, except percentages)
Sales and marketing expenses, excluding stock-based compensation	$123,330	$13,376	12%	$109,954	$(16,513)	(13)%	$126,467
As percent of total revenue	32%		(10)%	42%		(4)%	46%

The increase in fiscal year 2004 as compared to fiscal year 2003 was primarily due to a $7.2 million increase in personnel compensation, a $6.2 million increase in commission expense and a $2.4 million increase in travel expenses, partially offset by a $2.0 million decrease in marketing program costs and $1.0 million reduction of facility expenses. The increase in personnel compensation was related to an increase in headcount, most significantly in Europe, primarily as a result of the Staffware acquisition. The higher sales commission was a result of higher commissionable revenue. The reduction in marketing program costs was due to more specific and targeted advertising efforts. The reduction in facility expenses was attributable to the purchase of our corporate headquarters in June 2003.

The decrease in fiscal year 2003 as compared to fiscal year 2002 resulted primarily from lower internal consulting, travel, commission and promotion costs and referral payments to our integration partners. Several of our consulting engineers were utilized for sales and marketing activities in fiscal year 2002, which was not repeated in fiscal year 2003, resulting in approximately $4.1 million of cost savings. An increased emphasis on internally generated sales resulted in a decrease in referral fees to integration partners of $1.3 million. A $2.4 million decrease in commission expense is mainly attributable to lower commissionable sales. A decreased level of travel in addition to renegotiated arrangements with travel providers resulted in a savings of approximately $2.8 million in travel costs. In addition, promotion costs decreased by approximately $2.4 million due to more specific and targeted advertising campaigns.

We intend to selectively increase staff in our direct sales organization and to create select product marketing programs and, accordingly, expect that sales and marketing expenditures will increase in absolute dollars in fiscal year 2005.

General and Administrative Expenses

General and administrative expenses consist primarily of personnel and related costs for general corporate functions, including executive, legal, finance, accounting and human resources.

	Year Ended November 30,
		Change			Change
	2004	$	%	2003	$	%	2002
	(in thousands, except percentages)
General and administrative expenses, excluding stock-based compensation	$29,035	$8,774	43%	$20,261	$(1,145)	(5)%	$21,406
As percent of total revenue	7%		(1)%	8%		—%	8%

The increase in fiscal year 2004 as compared to fiscal year 2003 was primarily due to an $8.0 million increase in personnel compensation, a $2.1 million increase in consulting and outside services and a $1.0 million increase in travel expenses, offset by a $0.9 million reduction in facility expenses, and reductions in other administrative costs. Increased headcount together with an increase in variable incentive compensation contributed to total higher personnel costs. Consulting and outside services increased substantially, due to the Sarbanes-Oxley Act (“Sarbanes-Oxley”) compliance initiative. The reduction in facility expenses was attributable to the purchase of our corporate headquarters in June 2003.

The decrease in fiscal year 2003 as compared to fiscal year 2002 was primarily due to approximately $3.1 million in savings from the purchase of our corporate facilities partially offset by increased compensation in the amount of $2.3 million.

We believe that general and administrative expenses, exclusive of bad debt charges, will remain relatively stable as a percentage of total revenue and will increase slightly in absolute dollars in fiscal year 2005.

Stock-Based Compensation

Stock-based compensation expense principally relates to stock options assumed in acquisitions, stock options granted to consultants and the employer portion of payroll taxes due as a result of employee exercises of stock options. We account for employee stock-based compensation using the intrinsic value method prescribed by APB 25. See also Note 2 to our Consolidated Financial Statements. Stock-based compensation expense related to stock options granted to consultants is recognized as earned using the multiple option method and is recorded by expense category. At each reporting date, we re-value consultant stock options using the Black-Scholes option-pricing model. As a result, stock-based compensation expense will fluctuate as the fair market value of our common stock fluctuates. The employer portion of payroll taxes due as a result of employee exercises of stock options is included as a part of stock-based compensation expense in the period the option is exercised.

	Year Ended November 30,
		Change			Change
	2004	$	%	2003	$	%	2002
	(in thousands, except percentages)
Stock-based compensation expense:
In cost of revenue	$34			$201			$527
In operating expenses	209			862			3,523

Total stock-based compensation	$243	$(820)	(77)%	$1,063	$(2,987)	(74)%	$4,050

As percent of total revenue	—%		—%	—%		(1)%	1%

The decrease in stock-based compensation in fiscal year 2004 as compared to fiscal year 2003 consisted of a $1.0 million decrease in employee- and acquisition-related stock-based compensation, partially offset by an increase of $0.2 million in stock-based compensation expense related to consultants. The decrease was mainly the result of continuous amortization of unearned stock-based compensation cost brought forward from prior years, with minimal additions in fiscal year 2004.

The decrease in stock-based compensation in fiscal year 2003 as compared to fiscal year 2002 was primarily due to a $2.1 million decrease in employee- and acquisition-related stock-based compensation and a $1.3 million decrease in employer-required payroll taxes for stock option exercises.

As prescribed by SFAS 123(R) issued in December 2004, we will be required to recognize the compensation costs relating to share-based payment transactions in our financial statements, using the fair value method, starting from our fourth fiscal quarter of 2005. We expect the adoption of SFAS 123(R) will have a material adverse impact on our net income and income per share, and we are currently in the process of evaluating the extent of such impact.

Acquired In-Process Research and Development

	Year Ended November 30,
		Change			Change
	2004	$	%	2003	$	%	2002
	(in thousands, except percentages)
Acquired in-process research and development expense	$2,200	$2,200	—	$—	$(2,400)	(100)%	$2,400
As percent of total revenue	1%		1%	—%		(1)%	1%

In fiscal years 2004 and 2002, we estimated that $2.2 million and $2.4 million of the purchase prices of Staffware and Talarian, respectively, represented acquired in-process research and development (“IPRD”) that had not yet reached technological feasibility and had no alternative future use. Accordingly, this amount was immediately charged to expense upon consummation of the acquisition. We calculated the value of IPRD by estimating the expected cash flows from the projects once commercially viable, discounting the net cash flows back to their present value and then applying a percentage of completion. In determining the value ultimately assigned to IPRD we considered the stage of completion, complexity of work to date, difficulty of completing the remaining development, costs already incurred and the expected cost to complete the project. The Talarian projects were subsequently completed within management’s estimates. We expect to complete the Staffware projects in fiscal year 2005.

Restructuring Charge

	Year Ended November 30,
		Change			Change
	2004	$	%	2003	$	%	2002
	(in thousands, except percentages)

Restructuring charges	$2,186	$1,086	99%	$1,100	$(48,236)	(98)%	$49,336
As percent of total revenue	1%		1%	—%		(18)%	18%

During fiscal year 2004 we recorded $2.2 million in additional restructuring charges related to properties vacated in connection with facilities consolidation. The additional facilities charges resulted from revisions to our estimates of future sublease income due to further deterioration of real estate market conditions. The estimated facility costs were based on the Company’s contractual obligations, net of estimated sublease income, based on current comparable rates for leases in their respective markets. Should facilities rental rates continue to decrease in these markets or should it take longer than expected to find a suitable tenant to sublease these facilities, the actual loss could exceed this estimate by up to $4.3 million.

During the first quarter of fiscal year 2003, we recorded a restructuring charge of $1.1 million related to a reduction in headcount to further align our cost structure with changing market conditions. This reduction of approximately 44 employees was comprised of 60% sales and marketing staff, 5% general and administrative staff, and 35% research and development staff. All severance actions were completed by August 31, 2003.

During fiscal year 2002, we recorded restructuring charges totaling $49.3 million, consisting of $1.7 million for headcount reductions and $47.6 million related to the consolidation of facilities. These restructuring charges were recorded to align our cost structure with changing market conditions. We recorded an additional accrual of $7.4 million in fiscal 2002 for the estimated losses on facilities acquired in connection with the acquisition of Talarian as acquisition integration costs, which were included in the purchase price. Since then, we have subleased some of the unoccupied facilities.

The following sets forth our accrued excess facilities costs and accrued severance costs as of November 30, 2004. These costs represent our estimated loss on abandoned facilities, net of sublease income, which we expect to pay over the next six years. Also see Note 3 “Business Combinations” and Note 13 “Restructuring Charge” to our Consolidated Financial Statements.

	Accrued Excess Facilities				Accrued Severance and Other				Total
	Restruct- uring	Talarian Integration	Staffware Integration	Subtotal	Restruct- uring	Talarian Integration	Staffware Integration	Subtotal
Balance as of Nov 30, 2001	$17,800	$—	$—	$17,800	$—	$—	$—	$—	$17,800
Restructuring charge	47,614	—	—	47,614	1,722	—	—	1,722	49,336
Acquisition integration costs	—	7,410	—	7,410		1,031	—	1,031	8,441
Cash utilized in 2002	(9,135)	(1,286)	—	(10,421)	(1,524)	(1,031)	—	(2,555)	(12,976)
Non- cash write-down of leasehold improvements	(11,092)	—	—	(11,092)	—	—	—	—	(11,092)

Balance as of Nov 30, 2002	45,187	6,124	—	51,311	198	—	—	198	51,509
Restructuring charge	—	—	—	—	1,100	—	—	1,100	1,100
Cash utilized in 2003	(6,432)	(1,972)	—	(8,404)	(1,298)	—	—	(1,298)	(9,702)
Non- cash write-down of furniture and fixture	(385)	—	—	(385)	—	—	—	—	(385)

Balance as of Nov 30, 2003	38,370	4,152	—	42,522	—	—	—	—	42,522
Restructuring charge	2,186	—	—	2,186	—	—	—	—	2,186
Acquisition integration costs	—	—	2,913	2,913	—	—	2,774	2,774	5,687
Cash utilized in 2004	(6,135)	(1,693)	(68)	(7,896)	—	—	(1,719)	(1,719)	(9,615)
Non- cash write-down of furniture and fixture	—	(358)	—	(358)	—	—	—	—	(358)

Balance as of Nov 30, 2004	$34,421	$2,101	$2,845	$39,367	$—	$—	$1,055	$1,055	$40,422

Accrued excess facilities costs represent the estimated loss on abandoned facilities, net of sublease income that is expected to be paid over the next six years. Accrued severance and other costs are included in our Consolidated Balance Sheet as a component of accrued liabilities.

Amortization of Acquired Intangibles

Intangible assets amortized to operating expenses are comprised of the estimated value of patents, trademarks, established customer base, and non-compete agreements, as well as maintenance and OEM customer royalty agreements.

	Year Ended November 30,
		Change			Change
	2004	$	%	2003	$	%	2002
	(in thousands, except percentages)

Amortization of acquired intangibles	$5,253	$3,256	163%	$1,997	$(18,248)	(90)%	$20,245
As percent of total revenue	1%		—%	1%		(6)%	7%

The increase in amortization of acquired intangibles in fiscal year 2004 as compared to fiscal year 2003 was primarily due to the acquired intangible assets recorded as a result of our acquisitions of Staffware and General Interface Corp. (“General Interface”).

The decrease in amortization of acquired intangibles in fiscal year 2003 as compared to fiscal year 2002 is principally due to the cessation of amortization of goodwill since we adopted SFAS 142 on December 1, 2002, which requires that goodwill and intangible assets deemed to have indefinite lives not be amortized but, instead, are subject to impairment charges when tested on at least an annual basis, or when events indicate that impairment may have occurred.

In fiscal year 2002 and before, we recognized amortization of goodwill, as well as amortization of other intangibles. Amortization of goodwill and acquired workforce was $18.5 million for fiscal year 2002. See also Note 7 to our Consolidated Financial Statements.

Interest Income

	Year Ended November 30,
	2004	Change		2003	Change		2002
		$	%		$	%
	(in thousands, except percentages)

Interest income	$8,436	$(4,100)	(33)%	$12,536	$(10,402)	(45)%	$22,938
As percent of total revenue	2%		(3)%	5%		(3)%	8%

The decrease in interest income in fiscal year 2004 compared to fiscal year 2003 was primarily due to the decline in interest rates on our investments combined with a decrease in our investment asset base as a result of our repurchase and retirement of $115.0 million of our common stock from Reuters, as well as the Staffware and General Interface acquisition-related net outlay of $115.0 million.

The decrease in fiscal year 2003 compared to fiscal year 2002 was primarily due to lower average investment account balances as a result of the purchase of our corporate headquarters in June 2003, along with continued declines in interest rates as investments matured and were reinvested in lower interest rate securities.

Interest Expense

	Year Ended November 30,
	2004	Change		2003	Change		2002
		$	%		$	%
	(in thousands, except percentages)

Interest expense	$2,771	$1,566	130%	$1,205	$1,205	—%	$—
As percent of total revenue	1%		1%	—%		—%	—%

Interest expense is related to the mortgage note payable for the purchase of our corporate headquarters in June 2003. We recorded a $54.0 million mortgage note payable to a financial institution collateralized by the commercial real property acquired. The mortgage note payable carries a fixed annual interest rate of 5.09% and a 20-year amortization. The principal balance remaining at the end of the 10-year term of $33.9 million is due as a final balloon payment on July 1, 2013.

Interest expense increased for fiscal year 2004 compared to fiscal year 2003 due to the fact that the mortgage note was entered into in June 2003, so interest expense was only for part of the fiscal year 2003, as compared to the entire year for fiscal year 2004.

Other Income (Expenses), net

Other income (expenses), net, includes realized gains and losses on investments, foreign exchange gain (loss) and other miscellaneous income and expense items.

	Year Ended November 30,
	2004	Change		2003	Change		2002
		$	%		$	%
	(in thousands, except percentages)

Foreign exchange gain (loss)	$(2,326)	$(3,064)	(415)%	$738	$555	303%	$183
Realized gain (loss) on short-term investments	(416)	(3,340)	(114)%	2,924	(1,578)	(35)%	4,502
Realized gain (loss) on long-term investments	14	(70)	(83)%	84	11,486	(101)%	(11,402)
Other income (expense), net	28	98	(140)%	(70)	(113)	(263)%	43

Total other income (expense), net	$(2,700)	$(6,376)	(173)%	$3,676	$10,350	(155)%	$(6,674)

As percent of total revenue	(1)%		(2)%	1%		3%	(2)%

Foreign exchange loss in fiscal year 2004 was primarily attributable to the weakening of the US dollar against the Euro and the British pound. Realized gain (loss) on short-term investments represents gains or losses realized when such short-term investments are sold and when other-than-temporary impairment on individual securities is recorded. The decrease in realized gain in short-term investments in fiscal year 2004 was mainly due to increases in market interest rates. Realized loss on long-term investments in fiscal year 2002 was primarily due to impairment charges on our private equity investments attributable to the global economic slowdown and reduction in technology spending which negatively impacted the development stage companies in which we had invested.

Income Taxes

Management believes that, based on a number of factors, it is more likely than not that all or some portion of our U.S. deferred tax assets will not be realized; and accordingly, for the year ended November 30, 2004 we have provided a valuation allowance against our U.S. net deferred tax assets. During each fiscal year, management determines if it is more likely than not that the deferred tax assets will be realized in the foreseeable future and adjusts the valuation allowance accordingly.

Our income taxes payable for federal purposes have been reduced by the tax benefits associated with the exercise of employee stock options and utilization of net operating loss carryover applicable to both stock options and acquired entities for fiscal year 2004. The benefits applicable to stock options were credited directly to stockholders’ equity and amounted to $6.0 million and $0.6 million for fiscal years 2004 and 2003, respectively. The benefits applicable to acquired entities were credited directly to goodwill and amounted to $4.3 million and zero for fiscal years 2004 and 2003, respectively.

The effective tax rate was 39.1%, 34.6% and 34.2% for the fiscal years ended November 30, 2004, 2003 and 2002, respectively. For fiscal year 2004, the increase in the effective tax rate is primarily due to a reduction in the tax benefit from the change in valuation allowance, partially offset by a decrease in the effective tax rate on foreign sourced income.

As of November 30, 2004, our federal and state net operating loss carryforwards for income tax purposes were $519.5 million and $202.5 million, respectively, which expire through 2024. As of November 30, 2004, our federal and state tax credit carryforwards for income tax purposes were $5.2 million and $3.0 million, respectively, which expire through 2024.

In the event of a change in ownership, as defined under federal and state tax laws, our net operating loss and tax credit carryforwards may be subject to an annual limitation. The annual limitation may result in the expiration of the net operating loss and tax credit carryforwards before realization.

On October 22, 2004, the American Jobs Creation Act of 2004 (“Jobs Act”) was enacted. Among other provisions, the Jobs Act provides for a deduction for income from qualified domestic production activities phased in from 2005 to 2010, and a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad. We do not plan to repatriate foreign earnings under the Jobs Act and have not yet determined the impact of the deduction for domestic production activities. Such deduction will first be available to the Company in fiscal year 2006. At this time, we do not expect that the deduction will have a material impact on our reported income tax rate.

Liquidity and Capital Resources

At November 30, 2004, we had cash and cash equivalents of $180.8 million, representing an increase of $97.6 million from November 30, 2003.

Net cash provided by operating activities in fiscal year 2004 was $74.7 million, resulting from net income of $44.9 million plus non-cash charges of $28.6 million and tax benefits from acquisition and employee stock options of $10.3 million, less a $9.1 million net change in assets and liabilities (net of acquisitions). Net cash used for operating activities in fiscal year 2003 was $12.5 million resulting from our net income of $11.4 million combined with non-cash charges of $22.8 million offset by the $28.0 million advance payment of our property lease and a net change in assets and liabilities of $18.8 million. Net cash used for operating activities in fiscal year 2002 was $1.8 million resulting from our net loss of $94.6 million being offset by non-cash charges of $80.4 million and a net change in assets and liabilities of $12.3 million.

To the extent that non-cash items increase or decrease our future operating results, there will be no corresponding impact on our cash flows. After excluding the effects of these non-cash charges, the primary changes in cash flows relating to operating activities result from changes in working capital. Our primary source of operating cash flows is the collection of accounts receivable from our customers. The provisions of our agreement with Reuters which relate to minimum guaranteed fees of $5.0 million per quarter net of 10% license and maintenance revenue for sales to financial service companies will expire in March 2005. However, based upon our experience in selling directly into the financial services market since October 2003 and the recent increase in our revenues from other markets, we believe that we will be able to replace or reduce the impact of the cessation of the $5 million per quarter in revenue from Reuters after March 2005. Accordingly, while there can be no assurance, we do not believe that the elimination of guaranteed fees from Reuters will have a material adverse impact on our business, financial condition or results of operations. Our operating cash flows are also impacted by the timing of payments to our vendors for accounts payable. We generally pay our vendors and service providers in accordance with the invoice terms and conditions. The timing of cash payments in future periods will be impacted by the terms of accounts payable arrangements and management’s assessment of our cash inflows.

Net cash provided by investing activities was $108.3 million in fiscal year 2004, resulting primarily from net sales of short term investments of $226.3 million, partially offset by $112.5 million net cash used for the Staffware acquisition and $2.5 million net cash used for the General Interface acquisition. Net cash used in investing activities totaled $22.1 million in fiscal year 2003, related primarily to the purchase of our corporate headquarters in the amount of $78.0 million, partially offset by net sales of short-term investments of $58.3 million. Net cash used in investing activities in fiscal year 2002 was $56.8 million, related primarily to the build-out of our new corporate headquarters, augmented by cash used in acquisitions, net purchases of short-term investments and implementation of our enterprise resource planning system.

Net cash used in financing activities was $87.8 million in 2004, primarily for our $115.0 million repurchase of shares of our common stock from Reuters and our $0.7 million repurchase of shares of common stock from the open market, less $29.5 million cash received from the exercise of stock options and the sale of stock under our Employee Stock Purchase Program (“ESPP”). Net cash was provided by financing activities in 2003 and 2002, totaled $60.6 million and $15.5 million, respectively. In 2003, net cash provided by financing activities resulted primarily from the issuance of long-term debt of $54.0 million and $7.9 million from the exercise of stock options and stock purchases under our ESPP. Net cash provided by financing activities for fiscal year 2002 resulted from the exercise of stock options and the sale of stock under our ESPP.

In June 2003, we obtained a $54.0 million mortgage note to purchase our corporate headquarters to lower our operating costs. The note is collateralized by the commercial real property acquired. The principal balance remaining at the end of the 10-year term of $33.9 million is due as a final balloon payment on July 1, 2013. We are prohibited from acquiring another company without prior consent from the lender unless we maintain between $100.0 million and $300.0 million of cash and cash equivalents, depending on various other non-financial terms as defined in the agreements. In addition, we are subject to certain non-financial covenants as defined in the agreements. We are in compliance with all covenants as of November 30, 2004 and expect to be in compliance for the foreseeable future.

In conjunction with the purchase of our corporate headquarters in June 2003, we entered into a 51-year lease of the land upon which our corporate headquarters is located. The lease was paid in advance for a total of $28.0 million, but is subject to adjustments every ten years based upon changes in fair market value. Should it become necessary, we have the option to prepay any rent increases due as a result of a change in fair market value.

We had $473.5 million and $604.7 million in cash, cash equivalents and investments at November 30, 2004 and 2003, respectively. We anticipate our operating expenses to grow in absolute dollars and in line with total revenue for the foreseeable future. As a result we intend to fund our operating expenses through cash flows from operations. We expect to use our cash resources to fund capital expenditures as well as acquisitions or investments in complementary businesses, technologies or product lines. Capital expenditures are expected to be in the range of $10 million to $15 million for fiscal year 2005. We believe that our current cash, cash equivalents and investments and cash flows from operations will be sufficient to meet our anticipated cash requirements for working capital and capital expenditures for at least the next twelve months.

As of November 30, 2004, our contractual commitments associated with indebtedness, lease obligations and operational restructuring are as follows, (in thousands):

	Total	2005	2006	2007	2008	2009	Thereafter
Operating commitments:
Debt principal	$51,851	$1,708	$1,798	$1,892	$1,990	$2,094	$42,369
Debt interest	19,205	2,600	2,511	2,417	2,319	2,215	7,143
Operating leases	29,521	4,937	4,260	3,770	3,644	3,125	9,785

Total operating commitments	100,577	9,245	8,569	8,079	7,953	7,434	59,297
Restructuring-related commitments:
Operating leases, net of sublease income	40,783	6,818	5,796	6,377	6,798	6,997	7,997

Total commitments	$141,360	$16,063	$14,365	$14,456	$14,751	$14,431	$67,294

Restructuring-related lease obligations are as follows (in thousands):

	Total	2005	2006	2007	2008	2009	Thereafter
Gross lease obligations	$49,527	$9,655	$7,802	$7,723	$7,798	$7,816	$8,733
Sublease income	(8,744)	(2,837)	(2,006)	(1,346)	(1,000)	(819)	(736)

Net lease obligations	$40,783	$6,818	$5,796	$6,377	$6,798	$6,997	$7,997

Future minimum lease payments under restructured non-cancelable operating leases as of November 30, 2004 include $34.4 million provided for as accrued restructuring costs and $4.9 million as accrued acquisition integration liabilities related to our acquisitions of Staffware and Talarian. See also Note 13 to our Consolidated Financial Statements for further details on accrued restructuring costs.

In connection with the mortgage note payable, we have a $20.0 million revolving line of credit that matures on June 23, 2005. The revolving line of credit is available for cash borrowings and for the issuance of letters of credit up to $20.0 million. As of November 30, 2004, no cash loans were outstanding under the facility and a $13.0 million irrevocable letter of credit was outstanding, leaving $7.0 million of available credit for additional letters of credit or cash loans. The $13.0 million irrevocable letter of credit outstanding was issued in connection with the mortgage note payable. The letter of credit automatically renews for successive one-year periods, until the mortgage note payable has been satisfied in full. We are required to maintain a minimum of $150.0 million in unrestricted cash, cash equivalents, and short-term investment balances as well as comply with other non-financial covenants defined in the agreement. During fiscal year 2004, the Company was in compliance with all of its financial covenants under the revolving line of credit; but was in technical violation of certain reporting requirements. The Company has obtained a waiver from the bank amending the reporting requirements and the Company is currently in compliance with all covenants.

As of November 30, 2004 and 2003, we had a $5.0 million irrevocable standby letter of credit in connection with a facility lease. As of November 30, 2003, the letter of credit was secured by $5.0 million in pledged investments, which were classified under Other Assets on the Consolidated Balance Sheet as of November 30, 2003. The letter of credit automatically renews annually for the duration of the lease term, which expires in December 2010. In September 2004, the requirement to pledge investments to secure the letter of credit was removed by the bank.

As of November 30, 2003, we had $0.9 million of restricted cash in connection with a facility surrender agreement. The restricted cash was included in Other Assets on the Consolidated Balance Sheet as of November 30, 2003. The restricted cash requirement for the surrender agreement is set to expire in June 2006. In September 2004, the restricted cash requirement for the surrender agreement was removed by the bank.

As of November 30, 2004, we had $1.3 million in restricted cash in connection with bank guarantees issued by some of our international subsidiaries. The cash collateral is presented as restricted cash and included in Other Assets on the Consolidated Balance Sheet as of November 30, 2004.

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

Off Balance Sheet Arrangements

As of November 30, 2004, we had no off balance sheet arrangements as defined in Item 303(a)(4) of the SEC’s Regulation S-K.

Recent Accounting Pronouncements

In December 2004, FASB issued SFAS 123(R) which replaces SFAS 123 and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS 123(R) requires compensation costs relating to share-based payment transactions be recognized in financial statements. This statement is effective as of the beginning of the first reporting period that begins after June 15, 2005. We currently measure compensation costs related to share-based payments under APB 25, as allowed by SFAS 123, and provide disclosure in notes to financial statements as required by SFAS 123. We are required to adopt SFAS 123(R) starting from the fourth fiscal quarter of 2005. We expect the adoption of SFAS 123(R) will have a material adverse impact on our net income and income per share. We are currently in the process of evaluating the extent of such impact.

For other recent accounting pronouncements, refer to Note 2 of the Consolidated Financial Statements.

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

Period-to-period comparisons of our operating results may not be a good indication of our future performance. Moreover, our operating results in some years have not in the past, and may not in the future, meet the expectations of stock market analysts and investors. This has in the past and may in the future cause our stock price to decline. As a result of our limited operating history and the evolving nature of the markets in which we compete, we have difficulty accurately forecasting our revenue in any given period. In addition to the factors discussed elsewhere in this section, a number of factors may cause our revenue to fall short of our expectations, or those of stock market analysts and investors, or cause fluctuations in our operating results, including:

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

In addition, while we may in future years record positive net income and/or increases in net income over prior periods, we may not show period-over-period earnings per share growth or earnings per share growth that meets the expectations of stock market analysts or investors, as a result of increases in the number of our shares outstanding during such periods. In such case, our stock price may decline.

Recent legislation requires us to undertake an annual evaluation of our internal control over financial reporting (“ICFR”) that may identify internal control weaknesses requiring remediation, which could harm our reputation.

Sarbanes-Oxley imposes new duties on us, our executives, and directors. We have recently completed our evaluation of the design, remediation and testing of effectiveness of our internal control over financial reporting required to comply with the management certification and attestation by our independent registered public accounting firm as required by Section 404 of Sarbanes-Oxley (“Section 404”). While our assessment, testing and evaluation of the design and operating effectiveness of our internal control over financial reporting resulted in our conclusion that as of November 30, 2004, our internal control over financial reporting were effective, we cannot predict the outcome of our testing in future periods. If we are not able to implement the requirements of Section 404 in a timely manner, if we conclude in future periods that our internal control over financial reporting is not effective, we may be required to change our ICFR to remediate deficiencies, investors may lose confidence in the reliability of our financial statements, and we may be subject to investigation and/or sanctions by regulatory authorities. Also, in the course of our ongoing ICFR evaluation, we have identified areas of our ICFR requiring improvement and are in the process of designing enhanced processes and controls to address those issues. As a result, we expect to incur additional expenses and diversion of management’s time, any of which could materially increase our operating expenses and accordingly reduce our net income or increase our net losses. And, we cannot be certain that our efforts will be effective or sufficient for us to issue reports in the future. Any such events could adversely affect our financial results and/or the market price of our common stock and our reputation may be harmed.

In addition, our evaluation of our ICFR for fiscal year 2004 did not include an evaluation of the Staffware entities which we recently acquired. Our inclusion of Staffware in future assessments will increase the cost and complexity of complying with Section 404 and may increase the risks of achieving compliance, particularly since we plan to test our rollout of our enterprise resource planning software system to the Staffware entities. It may be difficult to design and implement effective internal control over financial reporting for such combined operations and differences in existing controls of Staffware and other acquired businesses may result in weaknesses that require remediation when the internal control over financial reporting is combined. The management of our combined operations and growth will require us to improve our operational, financial and management controls, as well as our internal reporting systems and controls. We may not be able to implement improvements to our ICFR in an efficient and timely manner and may be unable to conclude in future periods that our internal controls over financial reporting are effective. Such complications could also harm our reputation with investors.

Recently enacted and proposed regulatory changes have caused us to incur increased costs and operating expenses, may limit our ability to obtain director and officer liability insurance and may make it more difficult for us to attract and retain qualified officers and directors.

Sarbanes-Oxley and newly proposed or enacted rules of the SEC and Nasdaq have caused us, and we expect will cause us, to incur significant increased costs in the future as we implement and respond to new requirements. In this regard, achieving and maintaining compliance with Sarbanes-Oxley and other new rules and regulations, may require us to hire additional personnel and use additional outside legal, accounting and advisory services.

Failure to satisfy the new rules could make it more difficult for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, or as executive officers.

Our financial results may be materially adversely affected by and our business may suffer due to recent changes in the accounting rules governing the recognition of stock-based compensation expense.

Historically, we have accounted for employee stock-based compensation plans using the intrinsic value method prescribed by APB 25, “Accounting for Stock Issued to Employees.” Under this method, we recognized stock-based compensation for employees of $0.1 million, $1.1 million and $4.5 million, net of taxes, in fiscal years 2004, 2003 and 2002, respectively. In accordance with SFAS 123 and SFAS 148, we provide additional disclosures of our operating results in the notes to our financial statements as if we had applied the fair value method of accounting. Had we accounted for our stock-based compensation expense for employees in our results of operations under the fair value method of accounting prescribed by SFAS 123, the compensation charges would have been significantly higher than the intrinsic value method used by us—resulting in a reduction of net income of approximately, $38.0 million, $50.1 million and $108.5 million in fiscal years 2004, 2003 and 2002, respectively. In December 2004, FASB issued SFAS No. 123(R), which replaces SFAS 123 and supersedes APB 25. SFAS 123(R) requires compensation costs relating to share-based payment transactions to be recognized in financial statements. This statement is effective as of the beginning of the first reporting period that begins after June 15, 2005. Accordingly, we will be required to adopt SFAS 123(R) starting in our fourth fiscal quarter of 2005. We expect the adoption of SFAS 123(R) to have a material adverse impact on our net income or loss and our net income or loss per share by decreasing our income or increasing our losses by the additional amount of such stock option charges. We are currently in the process of evaluating the extent of such impact and cannot quantify the amount of such impact at this time.

In addition, we modified our Employee Stock Purchase Program in response to these recent accounting changes such that the duration for offering periods was changed to six months and the price at which the common stock is purchased under the ESPP was set at 95% of the fair market value of our common stock on the last day of the respective purchase period. These modifications to the ESPP are effective as of the purchase period beginning February 1, 2005. Since the administrative burden and tax consequences appear to outweigh any benefit that our international employees might receive from participating in the ESPP, we have also chosen to exclude all non-U.S. employees from the ESPP, on a country-by-country basis, starting with the purchase period beginning February 1, 2005. Such changes to our ESPP are likely to be deemed a reduction in benefits to both our current and prospective employees, potentially increasing the difficulty in retaining and recruiting quality personnel, which could cause our business to suffer.

We have incurred and expect to incur significant costs associated with our acquisition and integration of Staffware, which could have an adverse effect on our share price.

Since we completed our acquisition of Staffware in the third quarter of fiscal year 2004, we have been integrating many of our operations with those of Staffware. We have incurred and expect to incur significant costs associated with both the acquisition and integration of Staffware. These costs have been substantial and include advisers’ fees, reorganization or closure of facilities, including lease terminations, severance, employee retention and other employee related costs, costs of meetings, training, re-branding and integration of information technology systems and other integration costs. We also expect to incur costs as a result of international rules and regulations that limit or complicate restructuring plans, such as the “EU Directive (98/50/EC) amending Directive 77/187/EEC on the approximation of the laws of the Member States relating to the safeguarding of employees’ rights in the event of transfers of undertakings, businesses or parts of businesses” (“EU Directive (98/50/EC)”), which requires us to undertake costly and time-consuming administrative measures to protect employees’ rights in connection with our acquisition of Staffware. In addition, our inclusion of Staffware in future Section 404 assessments will increase the costs and complexity of complying with Section 404.

The combined entity has incurred and will incur charges to operations, which are not currently reasonably estimable, in the quarters which follow, to reflect costs associated with integrating the two companies. We also expect to incur charges to earnings for amortization of intangibles acquired in the acquisition. Our financial results, including earnings per share, could be adversely affected by these or any additional future charges to reflect additional costs associated with the acquisition, which could have an adverse effect on the price of TIBCO shares.

We have a history of losses and if we are unable to sustain profitability, our business will suffer and our stock price may decline.

We may not be able to achieve revenue or earnings growth or obtain sufficient revenue to sustain profitability. While we achieved profits of $44.9 million and $11.4 million for the fiscal years ended November 30, 2004 and 2003, respectively, we incurred a net loss of $94.6 million in fiscal year 2002. As of November 30, 2004, we had an accumulated deficit of $113.5 million.

We have invested significantly in building our sales and marketing organization and in our technology research and development. We expect to continue to spend financial and other resources on developing and introducing enhancements to our existing and new software products and our direct sales and marketing activities. As a result, we need to generate significant revenue to maintain profitability. We also expect the adoption of SFAS 123(R) to have a material adverse impact on our net income by decreasing our income or possibly causing us to incur a loss due to the resulting amount of stock option charges. In addition, we believe that we must continue to dedicate a significant amount of our resources to our research and development efforts to maintain our competitive position. However, we do not expect to receive significant revenues from these investments for several years.

Our strategy contemplates possible future acquisitions which may result in us incurring unanticipated expenses or additional debt, difficulty in integrating our operations, dilution to our stockholders and may harm our operating results.

Our success depends in part on our ability to continually enhance and broaden our product offerings in response to changing technologies, customer demands and competitive pressures. We have in the past and may in the future, acquire complementary businesses, products or technologies. In this regard, we completed our acquisition of Staffware in the third quarter of fiscal year 2004 and acquired the businesses of General Interface Corp. in 2004, Talarian Corporation in 2002, PRAJA, Inc. in 2002, Extensibility, Inc. in 2000 and InConcert, Inc. in 1999. We do not know if we will be able to complete any acquisition or that we will be able to successfully integrate any acquired business, operate it profitably, or retain its key employees. Integrating any newly acquired business, product or technology could be expensive and time-consuming, could disrupt our ongoing business and could distract our management. Therefore, we might not be able, either immediately post-acquisition or ever, to replicate the pre-acquisition revenues achieved by companies that we acquire. Furthermore, the costs of integrating acquired companies in international transactions can be particularly high, due to local laws and regulations, such as the EU Directive (98/50/EC), which are heavily protective of employees’ rights in the context of a merger. We may face competition for acquisition targets from larger and more established companies with greater financial resources. In addition, in order to finance any acquisition, we might need to raise additional funds through public or private financings or use our cash reserves. In that event, we could be forced to obtain equity or debt financing on terms that are not favorable to us and, in the case of equity financing, that may result in dilution to our stockholders. Use of our cash reserves for acquisitions could limit our financial flexibility in the future. Moreover, the terms of existing loan agreements may prohibit certain acquisitions or may place limits on our ability to incur additional indebtedness or issue additional equity securities to finance acquisitions. If we are unable to integrate any newly acquired entity, products or technology effectively, our business, financial condition and operating results would suffer. In addition, any amortization or impairment of acquired intangible assets, stock-based compensation or other charges resulting from the costs of acquisitions could harm our operating results.

The past slowdown in the market for infrastructure software and its protracted recovery have caused our revenue to decline in the past and could cause our revenue or results of operations to fall below expectations in the future.

The market for infrastructure software is relatively new and evolving. We earn a substantial portion of our revenue from sales of our infrastructure software, including application integration software and related services.

We expect to earn substantially all of our revenue in the foreseeable future from sales of these products and services. Our future financial performance will depend on continued growth in the number of organizations demanding software and services for application integration and information delivery and companies seeking outside vendors to develop, manage and maintain this software for their critical applications. A recently weak and slowly recovering United States and global economy, which has had a disproportionate impact on information technology spending by businesses, has led to a reduction in sales in the past and may continue to do so in the future. Many of our potential customers have made significant investments in internally developed systems and would incur significant costs in switching to third-party products, which may substantially inhibit the growth of the market for infrastructure software. If the market fails to grow, or grows more slowly than we expect, our sales will be adversely affected. There can be no assurance that as the economy revives and companies make greater investments in information technology and infrastructure software that our revenue will grow at the same pace.

Our business is subject to seasonal variations which make quarter-to-quarter comparisons difficult.

Our business is subject to variations throughout the year due to seasonal factors in the U.S. and worldwide. These factors include fewer selling days in Europe during the summer vacation season which has a disproportionate effect on sales in Europe, including the impact of the holidays and a slow down in capital expenditures by our customers at calendar year-end (during our first fiscal quarter). These factors typically result in lower sales activity in our first and third fiscal quarters compared to the rest of the year and make quarter-to-quarter comparisons of our operating results less meaningful.

The loss of any significant customer could harm our business and cause our stock price to decline.

We do not have long-term sales contracts with any of our customers. There can be no assurance that any of our customers, including Reuters, will continue to purchase our products in the future. As a result, a customer that generates substantial revenue for us in one period may not be a source of revenue in subsequent periods. For example, in each of the first and second quarters of fiscal year 2004, a single customer (IT Telecom SpA and Pepsico Business Solutions Group, respectively) accounted for over 10% of total revenue during such periods, although this did not result in any one customer accounting for over 10% of total revenue for fiscal year 2004 overall. In addition, sales to Reuters, our largest customer, accounted for 12% of our total revenue in fiscal year 2003 and 7% of our total revenue in fiscal year 2004. Our guaranteed minimum distribution fees from Reuters end in March 2005. Thereafter, we will need to replace the revenue that we had historically received from Reuters with direct sales either to financial services companies or increased sales in other sectors. Any inability on our part to replace the minimum guaranteed revenue from Reuters would adversely affect our business and operating results.

Our licensing, distribution and maintenance agreement with Reuters places certain limitations on our ability to conduct our business and involves various execution risks to our business.

In October 2003, we entered into a new agreement with Reuters relating to the licensing, distribution and maintenance of Reuters’ products. Prior to such time, we were restricted from selling our products to customers in the financial services market. Pursuant to the terms of our current agreement with Reuters, we are now permitted to market and sell our products, other than risk management and market data distribution products, directly and through third party resellers (other than a few specified resellers) to customers in the financial services market. Reuters has been and continues to phase-out its role as a general reseller of our products through March 2005, at which time Reuters’ distribution rights will terminate. Reuters continues to have a non-exclusive right to distribute our products in connection with certain project implementations for a limited number of its existing customers and for pre-existing customer leads until March 2005. After such time, Reuters may continue to internally use and embed our products in its solutions. Consequently, our revenue from the financial services market will be dependent upon our ability to directly market and sell our products in such market or indirectly with resellers other than Reuters.

Reuters’ obligation to pay us minimum guaranteed distribution fees terminates in March 2005. After March 2005, we will no longer receive such minimum guaranteed fees and will have to replace such revenue with direct sales either to financial services companies or increased sales in other sectors. There can be no assurances that we will be successful in generating enough revenue from financial services market customers to replace these minimum guaranteed payments after such time. Any inability on our part to replace the minimum guaranteed revenue from Reuters would adversely affect our business and operating results.

Neither Reuters nor any third-party reseller or distributor has any contractual obligation to distribute minimum quantities of our products. Reuters and other distributors may choose not to market and sell our products or may elect to sell competitive third-party products, either of which may adversely affect our market share and revenue.

Reuters has nearly completed its transition of maintenance and support of our products for its customers, as well as the associated revenue, to us since entering into the current agreement. As a result, we have been providing maintenance and support services directly to customers transitioned from Reuters since the fourth quarter of fiscal year 2003. If our support organization experiences an unexpected burden as a result of this transition, we may be unable to provide maintenance and support services in accordance with our current plans or customer expectations, which could have a negative impact on our customer relationships. While we have no current plans to significantly expand our support organization, we may be compelled to do so to maintain these customer relationships. Moreover, we expect service and maintenance revenue and associated costs to increase as a result of our assumption of Reuters’ contracts and the development of our direct sales organization for the financial services market through at least fiscal year 2005. To the extent, as a result of our increased service and maintenance obligations, our cost of revenue increases faster than our service and maintenance revenue, our gross margins will be adversely affected.

Under our current agreement with Reuters, we are no longer prohibited from selling our products and providing consulting services directly to companies in the financial services market; however we are restricted from directly selling and reselling through certain specified resellers, risk management and market data distribution products in such markets until May 2008. While we currently do not offer any risk management and market data distribution solutions as part of our product offerings, if we were to develop any such products, we would have to rely on Reuters to sell those products in the financial services market until these restrictions end. Reuters is not required to help us sell any of these products in those markets and there can be no assurance that Reuters would choose to sell our products over our competitors’ products.

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

The stock market in general and the stock prices of technology companies in particular, have experienced volatility which has often been unrelated to the operating performance of any particular company or companies. During fiscal year 2004, for example, our stock price fluctuated between a high of $11.72 and a low of $5.48. If market or industry-based fluctuations continue, our stock price could decline in the future regardless of our actual operating performance and investors could lose all or part of their investments.

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

Our ability to successfully offer products and services and implement our business plan in a rapidly evolving market requires an effective planning and management process. We have increased the scope of our operations both domestically and internationally. We must successfully integrate new employees into our operations and generate sufficient revenues to justify the costs associated with these employees. If we fail to successfully integrate employees or to generate the revenue necessary to offset employee-related expenses, we may be forced to reduce our headcount, which would force us to incur significant expenses and would harm our business and operating results. For example, in response to changing market conditions, in fiscal year 2002, we recorded restructuring charges totaling $49.3 million, comprised of $47.6 million related to abandoned and other facilities and $1.7 million related to a reduction of our headcount by approximately 65 employees. In fiscal year 2003, we recorded a $1.1 million restructuring charge related to a reduction in headcount, and in fiscal year 2004, we recorded a $2.2 million restructuring charge resulting from revisions to our estimates of future sublease income due to a deterioration of real estate market conditions. We expect that we will need to continue to improve our financial and managerial controls, reporting systems and procedures and continue to train and manage our workforce worldwide. Furthermore, we expect that we will be required to manage an increasing number of relationships with various customers and other third parties. Failure to control costs in any of the foregoing areas efficiently and effectively could interfere with the growth of our business as a whole.

If we do not retain our key management personnel and attract and retain other highly skilled employees, we may not be able to execute our business strategy effectively.

If we fail to retain and recruit key management and other skilled employees, our business and our ability to obtain new customers, develop new products and provide acceptable levels of customer service could suffer. The success of our business is heavily dependent on the leadership of our key management personnel, including Vivek Ranadivé, our President and Chief Executive Officer. The loss of one or more key employees could adversely affect our continued operations. We have experienced changes in our management organization over the past several years and may experience additional management changes in the future. In this regard, certain members of our senior management team terminated their employment with us in fiscal year 2004. Uncertainty created by turnover of key employees could also result in reduced confidence in our financial performance which could cause fluctuations in our stock price and result in further turnover of our employees.

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

We cannot be certain that our products do not infringe issued patents or other intellectual property rights of others. In addition, because patent applications in the United States and many other countries are not publicly disclosed until a patent is issued, applications covering technology used in our software products may have been filed without our knowledge. We may be subject to legal proceedings and claims from time to time, including claims of alleged infringement of the patents, trademarks and other intellectual property rights of third parties by us or our licensees in connection with their use of our products. Intellectual property litigation is expensive and time-consuming and could divert our management’s attention away from running our business and seriously harm our business. If we were to discover that our products violated the intellectual property rights of others, we would have to obtain licenses from these parties in order to continue marketing our products without substantial reengineering. We might not be able to obtain the necessary licenses on acceptable terms or at all, and if we could not obtain such licenses, we might not be able to reengineer our products successfully or in a timely fashion. If we fail to address any infringement issues successfully, we would be forced to incur significant costs, including damages and potentially satisfying indemnification obligations that we have with our customers, and we could be prevented from selling certain of our products.

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

The market for our products and services is extremely competitive and subject to rapid change. We compete with various providers of enterprise application integration solutions, including webMethods and SeeBeyond. We also compete with various providers of web services such as Microsoft, BEA, SAP and IBM. We believe that of these companies, IBM has the potential to offer the most complete competitive set of products for enterprise application integration. As a result of our acquisition of Staffware in the third quarter of fiscal year 2004, we now also compete with various providers of BPM solutions. We also face competition for certain aspects of our product and service offerings from major systems integrators. We expect additional competition from other established and emerging companies.

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

Developing and maintaining different software products could place a significant strain on our resources and software product release schedules, which could harm our revenue and financial condition. If we are not able to develop software for accepted platforms or fail to adopt webservices standards, our license and service revenues and our gross margins could be adversely affected. In addition, if the platforms we have developed software for are not accepted, our license and service revenues and our gross margins could be adversely affected.

The outcome of litigation pending against us could require us to expend significant resources and could harm our business and financial resources.

We, certain of our directors and officers and certain investment bank underwriters have been named in a putative class action for violation of the federal securities laws in the U.S. District Court for the Southern District of New York, captioned “In re TIBCO Software Inc. Initial Public Offering Securities Litigation.” This is one of a number of cases challenging underwriting practices in the initial public offerings of more than 300 companies, which have been coordinated for pretrial proceedings as “In re Initial Public Offering Securities Litigation.” Plaintiffs generally allege that the underwriters engaged in undisclosed and improper underwriting activities, namely the receipt of excessive brokerage commissions and customer agreements regarding post-offering purchases of stock in exchange for allocations of IPO shares. Plaintiffs also allege that various investment bank securities analysts issued false and misleading analyst reports. The complaint against us claims that the purported improper underwriting activities were not disclosed in the registration statements for our IPO and secondary public offering and seeks unspecified damages on behalf of a purported class of persons who purchased our securities or sold put options during the time period from July 13, 1999 to December 6, 2000.

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

Natural disasters and other business disruptions could seriously harm our revenue and financial condition and increase our costs and expenses. Our corporate headquarters and many of our operations are located in California, a seismically active region. A natural disaster, such as the recent tsunami in Asia, or other unanticipated business disruption could have a material adverse impact on our business, operating results and financial condition both in the United States and abroad.

Some provisions in our certificate of incorporation and bylaws, as well as a stockholder rights plan, may have anti-takeover effects.

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

At the end of fiscal years 2004, 2003 and 2002, we had an investment portfolio of fixed income securities totaling $292.7 million, $521.1 million and $580.6 million, excluding those classified as cash and cash equivalents and restricted funds, respectively. Our investments consist primarily of bank and finance notes, various government obligations and asset-backed securities. These securities are classified as available-for-sale and are recorded on the balance sheet at fair market value with unrealized gains or losses reported as a separate component of stockholders’ equity. Unrealized losses are charged against income when a decline in fair market value is determined to be other-than-temporary. The specific identification method is used to determine the cost of securities sold.

The investment portfolio is subject to interest rate risk and will fall in value in the event market interest rates increase. If market interest rates were to increase immediately and uniformly by 100 basis points from levels as of November 30, 2004, the fair market value of the portfolio would decline by approximately $2.7 million.

We develop products in the United States and sell in North America, South America, Europe, the Pacific Rim and the Middle East. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. A majority of sales are currently made in U.S. dollars; however, a strengthening of the dollar could make our products less competitive in foreign markets. We enter into forward contracts to manage exposure related to accounts receivable denominated in foreign currencies. We do not enter into derivative financial instruments for trading purposes. We had outstanding forward contracts with notional amounts totaling approximately $10.7 million, $1.0 million and $3.0 million at November 30, 2004, 2003 and 2002, respectively. The open contracts at November 30, 2004 mature at various dates through January 2005 and are cashflow hedges of certain foreign currency transaction exposures in various currencies including the Euro, Singapore Dollar, Swedish Krona, Swiss Francs, Canadian Dollar, Japanese Yen, British Pound and Australian Dollar. The fair value of these forward contracts at November 30, 2004 was approximately $11.7 million.

We have performed a sensitivity analysis as of November 30, 2004 and 2003, measuring the change in fair value arising from a hypothetical adverse movement in foreign currency exchange rates vis-à-vis the U.S. dollar, with all other variables held constant. The analysis covers all of our foreign currency contracts offset by underlying exposures. We used foreign currency exchange rates based on market rates in effect at November 30, 2004 and 2003, respectively. The sensitivity analysis indicated that a hypothetical 10% adverse movement in foreign currency exchange rates would result in a loss in the fair values of our foreign exchange derivative financial instruments, net of exposures, of $1.1 million at November 30, 2004 and $0.1 million at November 30, 2003.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to the Index to Consolidated Financial Statements that appears on page F-1 of this report. The Report of Independent Registered Public Accounting Firm from PricewaterhouseCoopers LLP, the Consolidated Financial Statements and the Notes to Consolidated Financial Statements listed in the Index to Consolidated Financial Statements, which appear beginning on page F-2 of this report, are incorporated by reference into this Item 8.

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

Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective.

Management’s Report on Internal Control over Financial Reporting.    Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

We assessed the effectiveness of the company’s internal control over financial reporting as of November 30, 2004. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework. Based on our assessment using those criteria, we concluded that our internal control over financial reporting was effective as of November 30, 2004.

We have excluded Staffware plc from our assessment of internal control over financial reporting as of November 30, 2004 because it was acquired by the Company in a purchase business combination during fiscal 2004. Staffware plc is a wholly-owned subsidiary whose total assets and total revenue represent 8% and 6%, respectively, of the related consolidated financial statement amounts as of and for the year ended November 30, 2004.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of November 30, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears on page F-2 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting.    There was no change in our internal control over financial reporting that occurred during the period covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item concerning our directors and executive officers is incorporated by reference to the information set forth in the sections entitled Election of Directors, Executive Officers, Code of Ethics and Executive Compensation and Employment Agreements – Section 16(a) Beneficial Ownership Reporting Compliance in our Proxy Statement for the 2005 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our fiscal year ended November 30, 2004.

Directors

During fiscal year 2004, the following individuals served on our Board of Directors: Vivek Y. Ranadivé, Eric Dunn, Naren Gupta, Peter Job, William A. Owens, and Philip K. Wood. William A. Owens resigned from our Board of Directors in June 2004.

The following table lists the names, ages and positions held by each of our directors as of January 31, 2005:

Name	Age	Position with our Company
Vivek Y. Ranadivé	47	Director, President, Chief Executive Officer and Chairman of the Board
Eric Dunn (1)	46	Director
Naren Gupta (1)(2)(3)	56	Director
Peter Job (3)	63	Director
Philip K. Wood (1)(2)	49	Director

(1)	Member of the Audit Committee.
(2)	Member of the Compensation Committee.
(3)	Member of the Nominating and Governance Committee.

Vivek Y. Ranadivé has served as our President, Chief Executive Officer and Chairman of our Board of Directors since our inception in January 1997. From 1985 to 1997, Mr. Ranadivé served as the Chairman and Chief Executive Officer of Teknekron Software Systems, Inc., our predecessor company. In addition, Mr. Ranadivé served as President, Chief Executive Officer and Chairman of the Board of TIBCO Finance Technology Inc., a wholly owned subsidiary of Reuters, from its inception until December 1998.

Eric Dunn has been one of our directors since April 2004. Since 2003, Mr. Dunn has been a General Partner at Cardinal Venture Capital. From 2000 to 2003, Mr. Dunn owned and operated Kingston Creek Ventures. From 1986 to 2000, Mr. Dunn served in a number of senior executive capacities at Intuit, Inc., including Chief Financial Officer and Senior Vice President and Chief Technology Officer. Mr. Dunn is currently on the Board of Directors of Corillian Corporation and several private companies.

Naren Gupta has been one of our directors since April 2002. Since February 2000 Dr. Gupta has served as Vice Chairman of the Board of Directors of WindRiver Systems, Inc. From June 2004 to January 2005, Dr. Gupta also served as the Interim President and Chief Executive Officer and as a director of Quick Eagle Networks. He also served as Interim President/CEO of WindRiver Systems from June 2003 to January 2004. In addition, Dr. Gupta serves on the Boards of Directors of several privately held companies. Prior to joining WindRiver Systems, Dr. Gupta was Chief Executive Officer and President of Integrated Systems Inc. from 1980 until 1994 and Chairman of its Board of Directors from 1992 until 2000. Dr. Gupta is a fellow of the Institute of Electrical and Electronics Engineers.

Peter Job has been one of our directors since June 2000. From 1963 through his retirement in July 2001, Mr. Job was employed by Reuters, most recently as its Chief Executive. In addition, Mr. Job currently serves on the Boards of Directors for Schroders PLC, Deutsche Bank AG, Shell Transport & Trading PLC and Instinet Group Inc, as well as on the Board of Directors of a privately held company. Until December 2004, Mr. Job also served on the Board of Directors of Glaxo Smith Kline PLC.

Philip K. Wood has been one of our directors since our inception. Since February 2004, Mr. Wood has been employed by D1 Oils plc as its Chief Executive Officer. From September 1990 until February 2004, Mr. Wood served as Managing Director of Business Development for Reuters. Prior to joining Reuters, Mr. Wood was a partner at Price Waterhouse, a predecessor to PricewaterhouseCoopers LLP. Mr. Wood was on the Board of Directors of Independent Television News Limited until January 2004. He is a fellow of the Institute of Chartered Accountants and a member of the Association of Corporate Treasurers.

The size of our board is currently set at six members. As of January 31, 2005, we had five directors serving on our board.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item regarding executive compensation is incorporated by reference to the information set forth in the sections entitled Election of Directors—Director Compensation and Executive Compensation and Employment Agreements in our Proxy Statement for the 2005 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our fiscal year ended November 30, 2004.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item regarding security ownership of certain beneficial owners and management is incorporated by reference to the information set forth in the section entitled Security Ownership of Certain Beneficial Owners and Management in our Proxy Statement for the 2005 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our fiscal year ended November 30, 2004.

The information required by this item regarding equity compensation plans is incorporated by reference to the section entitled Equity Compensation Plan Information set forth in Item 5 of this Annual Report on Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item regarding certain relationships and related transactions is incorporated by reference to the information set forth in the sections entitled Compensation Committee Interlocks, Insider Participation in Compensation Decisions and Certain Transactions in our Proxy Statement for the 2005 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our fiscal year ended November 30, 2004.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item regarding principal accounting fees and services is incorporated by reference to the information set forth in the section entitled Audit Fees and Services in our Proxy Statement for the 2005 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our fiscal year ended November 30, 2004.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this report:

1. Financial Statements.    Please see the accompanying Index to Consolidated Financial Statements, which appears on page F-1 of the report. The Report of Independent Registered Public Accounting Firm, the Consolidated Financial Statements and the Notes to Consolidated Financial Statements listed in the Index to Consolidated Financial Statements, which appear beginning on page F-2 of this report, are incorporated by reference into Item 8 above.

2. Financial Statement Schedules.    Financial Statement Schedules have been omitted because the information required to be set forth therein is either not applicable or is included in the Consolidated Financial Statements or the notes thereto.

3. Exhibits.    See Item 15(b) below. Each management contract and compensatory plan or arrangement required to be filed has been identified.

(b) Exhibits.    The exhibits listed on the accompanying Exhibit Index immediately following the signature page are filed as part of, or are incorporated by reference into, this Annual Report on Form 10-K.

(c) Financial Statement Schedules.    Reference is made to Item 15(a)(2) above.

TIBCO SOFTWARE INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

TIBCO Software Inc.:

We have completed an integrated audit of TIBCO Software Inc.’s 2004 consolidated financial statements and of its internal control over financial reporting as of November 30, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of TIBCO Software Inc. and its subsidiaries at November 30, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended November 30, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, effective December 1, 2002, the Company changed its method of accounting for goodwill in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of November 30, 2004 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of November 30, 2004, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

(continued)

includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As described in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, management has excluded Staffware plc from its assessment of internal control over financial reporting as of November 30, 2004 because it was acquired by the Company in a purchase business combination during fiscal 2004. We have also excluded Staffware plc from our audit of internal control over financial reporting. Staffware plc is a wholly-owned subsidiary whose total assets and total revenues represent 8% and 6%, respectively, of the related consolidated financial statement amounts as of and for the year ended November 30, 2004.

/s/    PRICEWATERHOUSECOOPERS LLP

San Jose, California

February 11, 2005

TIBCO SOFTWARE INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	As of November 30,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$180,849	$83,278
Short-term investments	292,686	521,391
Accounts receivable, net	109,002	53,659
Due from related parties	2,886	4,454
Other current assets	16,984	15,549

Total current assets	602,407	678,331
Property and equipment, net	118,058	119,124
Other assets	32,389	34,923
Goodwill	265,137	103,006
Acquired intangibles, net	64,820	7,875

Total assets	$1,082,811	$943,259

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,058	$3,692
Amounts due related parties	—	1,641
Accrued liabilities	84,429	36,219
Accrued excess facilities costs	9,489	42,522
Deferred revenue	60,633	42,914
Current portion of long-term debt	1,708	1,624

Total current liabilities	163,317	128,612
Accrued excess facilities costs, less current portion	29,878	—
Long-term deferred income tax	18,991	—
Long-term debt	50,143	51,853

Total long-term liabilities	99,012	51,853
Commitments and contingencies (note 10)

Stockholders’ equity:
Common stock, $0.001 par value; 1,200,000 shares authorized; 213,912 and 213,366 shares issued and outstanding, respectively	214	213
Additional paid-in capital	933,223	921,038
Unearned stock-based compensation	(149)	(254)
Accumulated other comprehensive income	702	225
Accumulated deficit	(113,508)	(158,428)

Total stockholders’ equity	820,482	762,794

Total liabilities and stockholders’ equity	$1,082,811	$943,259

The accompanying notes are an integral part of these consolidated financial statements.

TIBCO SOFTWARE INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended November 30,
	2004	2003	2002
License revenue:
Non-related parties	$197,753	$121,393	$144,165
Related parties	16,333	19,116	14,949

Total license revenue	214,086	140,509	159,114

Service and maintenance revenue:
Non-related parties	155,864	106,031	99,535
Related parties	12,692	15,098	12,316
Reimbursable expenses	4,578	2,572	2,428

Total service and maintenance revenue	173,134	123,701	114,279

Total revenue	387,220	264,210	273,393

Cost of revenue:
Cost of revenue non-related parties	93,163	61,004	62,628
Cost of revenue related parties	—	2,280	2,517
Stock-based compensation	34	201	527

Total cost of revenue	93,197	63,485	65,672

Gross profit	294,023	200,725	207,721

Operating expenses:
Research and development	61,060	64,075	71,026
Sales and marketing	123,330	109,954	126,467
General and administrative	29,035	20,261	21,406
Stock-based compensation(1)	209	862	3,523
Acquired in-process research and development	2,200	—	2,400
Restructuring charges	2,186	1,100	49,336
Amortization of goodwill and acquired intangibles	5,253	1,997	20,245

Total operating expenses	223,273	198,249	294,403

Income (loss) from operations	70,750	2,476	(86,682)
Interest income	8,436	12,536	22,938
Interest expense	(2,771)	(1,205)	—
Other income (expense), net	(2,700)	3,676	(6,674)

Income (loss) before income taxes	73,715	17,483	(70,418)
Provision for income taxes	28,795	6,043	24,162

Net income (loss)	$44,920	$11,440	$(94,580)

Net income (loss) per share:
Basic	$0.22	$0.05	$(0.46)

Shares used to compute net income (loss) per share—basic	207,506	211,555	205,821

Net income (loss) per share:
Diluted	$0.20	$0.05	$(0.46)

Shares used to compute net income (loss) per share—diluted	220,927	222,519	205,821

(1) Stock-based compensation related to operating expenses classification as follows (in thousands):

	Year Ended November 30,
	2004	2003	2002
Stock-based compensation
Research and development	$40	$513	$1,318
Sales and marketing	156	276	1,286
General and administrative	13	73	919

Total stock-based compensation in operating expenses	$209	$862	$3,523

The accompanying notes are an integral part of these consolidated financial statements.

TIBCO SOFTWARE INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Common Stock		Additional Paid-In Capital	Unearned Stock-Based Compensation	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity	Comprehensive Income (Loss) for the Year
	Shares	Amount
Balance at November 30, 2001	199,117	$199	$839,642	$(3,796)	$10,522	$(75,288)	$771,279
Components of comprehensive loss:
Net loss	—	—	—	—	—	(94,580)	(94,580)	$(94,580)
Cumulative translation adjustment	—	—	—	—	502	—	502	502
Change in net unrealized loss on investments, net of $2,189 tax	—	—	—	—	(8,127)	—	(8,127)	(8,127)

Total comprehensive loss								$(102,205)

Common stock issued in connection with acquisition of Talarian	4,391	4	57,911	—	—	—	57,915
Deferred compensation related to acquisition of Talarian	—	—	668	(668)	—	—	0
Exercise of common stock options, net	5,756	6	9,762	—	—	—	9,768
Employee stock purchase plan, common stock issued	990	1	7,105	—	—	—	7,106
Unearned stock-based compensation, net	—	—	(2,267)	3,131	—	—	864

Balance at November 30, 2002	210,254	210	912,821	(1,333)	2,897	(169,868)	744,727
Components of comprehensive income:
Net income	—	—	—	—	—	11,440	11,440	$11,440
Cumulative translation adjustment	—	—	—	—	(359)	—	(359)	(359)
Change in net unrealized loss on investments, no tax	—	—	—	—	(2,313)	—	(2,313)	(2,313)

Total comprehensive income								$8,768

Exercise of common stock options, net	1,918	2	2,501	—	—	—	2,503
Employee stock purchase plan, common stock issued	1,194	1	5,378	—	—	—	5,379
Tax benefits from employee stock option plans	—	—	550	—	—	—	550
Unearned stock-based compensation, net	—	—	(212)	1,079	—	—	867

Balance at November 30, 2003	213,366	213	921,038	(254)	225	(158,428)	762,794
Components of comprehensive income:
Net income	—	—	—	—	—	44,920	44,920	$44,920
Cumulative translation adjustment	—	—	—	—	2,449	—	2,449	2,449
Change in net unrealized loss on investments, no tax	—	—	—	—	(1,972)	—	(1,972)	(1,972)

Total comprehensive income								$45,397

Common stock issued in connection with acquisition of Staffware	10,935	11	92,259	—	—	—	92,270
Shares retired—Reuters repurchase	(16,788)	(17)	(114,983)	—	—	—	(115,000)
Shares retired—other repurchase	(75)	—	(702)	—	—	—	(702)
Exercise of common stock options, net	5,362	6	24,850	—	—	—	24,856
Employee stock purchase plan, common stock issued	1,112	1	5,046	—	—	—	5,047
Tax benefits from employee stock option plans	—	—	6,006	—	—	—	6,006
Unearned stock-based compensation, net	—	—	(291)	105	—	—	(186)

Balance at November 30, 2004	213,912	$214	$933,223	$(149)	$702	$(113,508)	$820,482

The accompanying notes are an integral part of these consolidated financial statements.

TIBCO SOFTWARE INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended November 30,
	2004	2003	2002
Cash flows from operating activities:
Net income (loss)	$44,920	$11,440	$(94,580)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation and amortization	13,152	15,591	14,737
Write-off of in-process research and development	2,200	—	2,400
Amortization of acquired intangibles	11,955	6,764	24,429
Stock-based compensation	236	1,063	2,769
Realized (gain) loss on investments, net	402	(1,128)	6,846
Change in deferred income tax	666	—	18,166
Acquisition related tax benefits	4,315	—	—
Tax benefits from employee stock option plans	6,006	550	—
Non-cash restructuring and impairment charges	—	—	11,092
Changes in assets and liabilities (net of acquisitions):
Accounts receivable	(36,817)	6,136	2,142
Due from related parties, net	(73)	(3,176)	162
Prepaid land lease	549	(27,770)	—
Other assets	3,861	681	(901)
Accounts payable	1,315	(1,550)	226
Accrued liabilities and excess facilities costs	16,461	(14,430)	6,259
Deferred revenue	5,592	(6,692)	4,429

Net cash provided by (used for) operating activities	74,740	(12,521)	(1,824)

Cash flows from investing activities:
Purchases of short-term investments	(530,754)	(1,284,336)	(947,567)
Sales and maturities of short-term investments	757,085	1,342,626	939,906
Cash used in acquisitions, net of cash received	(115,009)	—	(9,018)
Purchase of corporate facilities	—	(78,009)	—
Purchases of other property and equipment, net	(7,101)	(2,309)	(40,985)
Purchases of private equity investments	(454)	(120)	(285)
Restricted cash and short-term investments pledged as security	4,565	—	1,102

Net cash provided by (used for) investing activities	108,332	(22,148)	(56,847)

Cash flows from financing activities:
Proceeds from exercise of stock options	24,452	2,503	8,435
Proceeds from employee stock purchase program	5,047	5,379	7,106
Payment for purchase of retired shares	(115,702)	—	—
Proceeds from long term debt	—	54,000	—
Principal payments on long term debt	(1,626)	(523)	—
Payment of financing fees	—	(716)	—

Net cash provided by (used for) financing activities	(87,829)	60,643	15,541

Effect of exchange rate changes on cash	2,328	75	201

Net change in cash and cash equivalents	97,571	26,049	(42,929)
Cash and cash equivalents at beginning of year	83,278	57,229	100,158

Cash and cash equivalents at end of year	$180,849	$83,278	$57,229

Supplemental cash flow information:
Cash paid during the year for taxes	$4,445	$3,775	$2,658

Cash paid during the year for interest	2,771	1,205	—

Non-cash investing and financing activities:
Deferred stock compensation	(291)	(212)	(1,599)

Common stock and options issued in connection with acquisition	92,270	—	57,915

Fair value of net assets assumed in acquisitions	23,850	—	37,806

The accompanying notes are an integral part of these consolidated financial statements.

TIBCO SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	The Company

TIBCO Software Inc. is the successor to a portion of the business of Teknekron Software Systems, Inc. Teknekron was founded in 1985 and pioneered the development of “publish and subscribe” computing by creating the software infrastructure for the integration and delivery of market data (e.g., stock quotes, news and other financial information) in the trading rooms of large banks and financial institutions. This publish and subscribe technology, known as the Information Bus permitted the integration of disparate information from various data sources and its distribution across a variety of networks and platforms within these banks, financial institutions and stock exchanges.

Teknekron was acquired by a subsidiary of Reuters Group PLC, the global news and information group, in 1994, and the underlying technology rights owned by Teknekron were assigned to Reuters. In November 1996, TIBCO Software was incorporated in Delaware and in January 1997 was established as a separate entity from Teknekron, formed to create and market software solutions for use in the integration of business information, processes and applications in diverse industries outside the financial services market. In July 1999, we completed our initial public offering, of approximately 27.5 million shares of common stock at $5.00 per share. Net proceeds aggregated approximately $123.5 million.

In March 2000, we sold approximately 4.8 million shares of our common stock in a follow-on offering. Net proceeds aggregated approximately $481 million, net of issuance costs of $1.2 million.

As of November 30, 2003, Reuters owned approximately 49% of the issued and outstanding shares of our capital stock and had a representative on the Board of Directors. In February 2004, Reuters sold 69 million of our outstanding shares in a registered public offering at a price of $6.85. Pursuant to the terms of the Registration and Repurchase Agreement with Reuters, we repurchased and retired 16.8 million shares of our common stock at the same price of $6.85 per share, totaling $115.0 million. This completed our obligation under the agreement to repurchase shares from Reuters. Since February 2004, Reuters’ ownership of the issued and outstanding shares of our capital stock has been less than 10%.

Note 2.	Basis of Presentation and Summary of Significant Accounting Policies

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

TIBCO SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Change in Accounting Estimate

In connection with the buildings purchase (Note 6), we extended the remaining useful life of building improvements to an estimated useful life of 25 years, effective July 1, 2003. Building improvements were previously being depreciated over the term of the original building lease which was 12 years. This change reduced depreciation expense by $1.4 million and $0.6 million for the fiscal years ended November 30, 2004 and 2003, respectively, and increased net income by $0.8 million and $0.4 million for the fiscal years ended November 30, 2004 and 2003, respectively. This change had minimal impact on diluted net income per share for the fiscal years ended November 30, 2004 and 2003.

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

Fair Value of Financial Instruments

Carrying amounts of our financial instruments including accounts receivable, accounts payable and accrued liabilities approximate fair value due to their short maturities. The fair values of our available-for-sale investments in marketable securities and derivative instruments are disclosed in their respective sections of this Note.

Concentration of Credit Risk

Our cash, cash equivalents, short-term investments and accounts receivable are potentially subject to concentration of credit risk. Cash, cash equivalents and investments are deposited with financial institutions that management believes are creditworthy. Our accounts receivable are derived from revenue earned from customers located primarily in the United States and Europe. We perform ongoing credit evaluations of our customers’ financial condition and, generally, require no collateral from our customers. We maintain an allowance for doubtful accounts receivable based on various factors, including our review of credit profiles of our customers, contractual terms and conditions, current economic trends and historical payment experience. See also Note 5. We do not expect to incur material losses with respect to financial instruments that potentially subject the Company to concentration of credit risk.

Cash, Cash Equivalents, and Short-Term Investments

We consider all highly liquid investment securities with remaining maturities, at the date of purchase, of three months or less to be cash equivalents. Management determines the appropriate classification of marketable securities at the time of purchase and evaluates such designation as of each balance sheet date. To date, all marketable securities have been classified as available-for-sale and are carried at fair value with unrealized gains and losses, if any, included as a component of accumulated other comprehensive income (loss) in stockholders’ equity. Interest, dividends and realized gains and losses are included in interest and other income (expense). Realized gains and losses are recognized based on the specific identification method.

TIBCO SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Marketable securities, which are classified as available-for-sale, are summarized below for November 30, 2004 and 2003 (in thousands):

					Classified on Balance Sheet as:
	Purchase/ Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value	Investments Pledged for Security and Restricted Cash	Cash and Cash Equivalents	Short-term Investments
As of November 30, 2004
U.S. Government debt securities	$161,180	$—	$(1,022)	$160,158	$—	$—	$160,158
Corporate debt securities	93,183	7	(568)	92,622	—	—	92,622
Notes and other	60,117	12	(320)	59,809	—	19,943	39,866
Marketable equity securities	40	—	—	40	—	—	40
Money market funds	237	—	—	237	—	237	—

Total	$314,757	$19	$(1,910)	$312,866	$—	$20,180	$292,686

As of November 30, 2003
U.S. Government debt securities	$253,594	$260	$(201)	$253,653	$—	$15,028	$238,625
Corporate debt securities	195,575	292	(370)	195,497	—	—	195,497
Notes and other	99,582	317	(68)	99,831	5,898	6,926	87,007
Marketable equity securities	234	153	(125)	262	—	—	262
Money market funds	10,935	—	—	10,935	—	10,935	—

Total	$559,920	$1,022	$(764)	$560,178	$5,898	$32,889	$521,391

As of November 30, 2004 and 2003, $123.3 million and $234.7 million of fixed income securities had contractual maturities of one year or less, respectively. As of November 30, 2004 and 2003, $169.4 million and $286.4 million of fixed income securities had contractual maturities of more than one year through three years, respectively.

As of November 30, 2004 and 2003, we had a $4.5 million irrevocable standby letter of credit in relation to a facility lease. As of November 30, 2003, the letter of credit was secured by $5.0 million in pledged investments, which were included in Other Assets in the Consolidated Balance Sheet as of November 30, 2003. The letter of credit automatically renews annually for the duration of the lease term, which expires in December 2010. In September 2004, the requirement to pledge investments to secure the letter of credit was removed by the bank.

As of November 30, 2003, we had a $0.9 million irrevocable standby letter of credit pertaining to a facility surrender agreement. As of November 30, 2003, the letter of credit was secured by $0.9 million in pledged investments, which were included in Other Assets in the Consolidated Balance Sheet as of November 30, 2003. The letter of credit automatically renews annually and will expire in June 2006. In September 2004, the requirement to pledge investments to secure the letter of credit was removed by the bank.

As of November 30, 2004, we had $1.3 million in restricted cash in connection with bank guarantees issued by some of our international subsidiaries. The cash collateral is presented as restricted cash and included in Other Assets on the Consolidated Balance Sheet as of November 30, 2004.

The following table summarizes the net realized gains (losses) on short term investments for the periods presented (in thousands):

	Year Ended November 30,
	2004	2003	2002
Realized gains	$2,508	$3,173	$7,279
Realized losses	(2,924)	(249)	(2,777)

Net realized gains (losses)	$(416)	$2,924	$4,502

TIBCO SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Impairment of Investments

We monitor our investment portfolio for impairment on a periodic basis. In the event that the carrying value of an investment exceeds its fair value and the decline in value is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis for the investment is established. In order to determine whether a decline in value is other-than-temporary, we evaluate, among other factors: the duration and extent to which the fair value has been less than the carrying value; the financial condition of and business outlook for the Company, including key operational and cash flow metrics, current market conditions and future trends in the company’s industry; the Company’s relative competitive position within the industry; and our intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair value.

In accordance with EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”, the following table summarizes the fair value and gross unrealized losses related to available-for-sale securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of November 30, 2004 (in thousands):

	Less than 12 months		Greater than 12 months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Government debt securities	$153,559	$(1,011)	$6,599	$(11)	$160,158	$(1,022)
Corporate debt securities	58,047	(395)	25,067	(173)	83,114	(568)
Notes and other	21,130	(150)	15,617	(170)	36,747	(320)

	$232,736	$(1,556)	$47,283	$(354)	$280,019	$(1,910)

Market values were determined for each individual security in the investment portfolio. The decline in value of these investments is primarily related to changes in interest rates and is considered to be temporary in nature.

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets as follows:

Estimated useful lives
Equipment and software	2-5 years
Furniture and fixtures	5 years
Buildings	25 years
Leasehold improvements	Shorter of the lease term or the estimated useful life

Depreciation and amortization expense of property and equipment was $13.2 million, $15.6 million and $14.7 million for the fiscal years ended November 30, 2004, 2003 and 2002, respectively.

Capitalized Software Development Costs

Costs related to research and development are generally charged to expense as incurred. Capitalization of material software development costs begins when a product’s technological feasibility has been established in accordance with the provisions of SFAS 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed”. To date, the period between achieving technological feasibility, which we have defined

TIBCO SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

as the establishment of a working model, and which typically occurs when beta testing commences, and the general availability of such software has been very short. Accordingly, software development costs have been expensed as incurred.

Costs related to software acquired, developed or modified solely to meet our internal requirements and for which there are no substantive plans to market the software are capitalized in accordance with the provisions of AICPA Statement of Position (“SOP”) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” Costs incurred after the preliminary planning stage of the project and after management has authorized and committed funds to the project are capitalized. Computer software developed or obtained for internal use developed software costs capitalized were included in Property and Equipment on the Consolidated Balance Sheets.

Goodwill and Other Intangible Assets

We adopted SFAS 142, “Goodwill and Other Intangible Assets,” on December 1, 2002. In accordance with SFAS 142, goodwill and intangible assets with indefinite useful lives are no longer amortized, but are instead tested for impairment annually or sooner, if circumstances indicate they may no longer be recoverable. Goodwill impairment testing is a two-step process. The first step, screens for impairment, while the second step, measures the impairment, if any. In addition, SFAS 142 includes provisions for the reclassification of certain existing recognized intangibles as goodwill and the reassessment of the useful lives of existing recognized intangibles. In accordance with this statement, assembled workforce was reclassified to goodwill.

Impairment of Long-Lived Assets

We evaluate the recoverability of our long-lived assets in accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” When events or changes in circumstances indicate that the carrying amount of long-lived assets may not be recoverable we recognize such impairment in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets. No impairment losses were incurred in the periods presented.

Revenue Recognition

License revenue consists principally of revenue earned under software license agreements. License revenue is generally recognized when a signed contract or other persuasive evidence of an arrangement exists, the software has been shipped or electronically delivered, the license fee is fixed or determinable, and collection of the resulting receivable is reasonably assured. When contracts contain multiple elements wherein vendor specific objective evidence exists for all undelivered elements, we account for the delivered elements in accordance with the “Residual Method” prescribed by SOP 98-9. Revenue from subscription license agreements, which include software, rights to unspecified future products and maintenance, is recognized ratably over the term of the subscription period. Revenue on shipments to resellers, which is generally subject to certain rights of return and price protection, is recognized when the products are sold by the resellers to an end-user customer and recorded net of related costs to the resellers.

Service revenue consists primarily of revenue received for performing implementation of our software, on-site support, consulting and training. Service revenue is generally recognized as the services are performed.

Maintenance revenue consists of fees for providing software updates on a when and if available basis and technical support for software products (“post-contract support” or “PCS”). Maintenance revenue is recognized ratably over the term of the agreement.

TIBCO SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Payments received in advance of services performed are deferred. Allowances for estimated future returns and discounts are provided for upon recognition of revenue.

Advertising Expense

Advertising costs are expensed as incurred and totaled approximately $0.4 million, $2.9 million and $1.6 million for the fiscal years ended November 30, 2004, 2003, and 2002, respectively.

Restructuring Charges

Our restructuring charges are comprised primarily of costs related to properties abandoned in connection with facilities consolidation, related write-down of leasehold improvements and severance and associated employee termination costs related to headcount reductions. For restructuring actions initiated prior to December 31, 2002, we complied with the guidance provided by EITF 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.” We recorded the liability related to these termination costs when the plan was approved; the termination benefits were determined and communicated to the employees; the number of employees to be terminated, their locations and job were specifically identified; and the period of time to implement the plan was set. For restructuring actions initiated after January 1, 2003, we adopted SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities” which requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. The adoption of SFAS 146 did not have a material impact on our operating results or financial position.

Stock-Based Compensation

We account for employee stock-based compensation plans using the intrinsic value method prescribed by APB No. 25 and have adopted the disclosure provisions of SFAS 123 “Accounting for Stock-Based Compensation” and SFAS 148 “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123”. We account for stock compensation expense related to stock options granted to consultants based on the fair value estimated using the Black-Scholes option pricing model on the date of grant and remeasured at each reporting date in compliance with EITF 96-18 “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” As a result, stock based compensation expense fluctuates as the fair market value of our common stock fluctuates. Compensation expense is amortized using the multiple option approach in compliance with FIN 28. Pursuant to FIN 44 “Accounting for Certain Transactions involving Stock Compensation—an interpretation of APB Opinion No. 25”, options assumed in a purchase business combination are valued at the date of acquisition at their fair value calculated using the Black-Scholes option pricing model. The fair value of assumed options is included as a component of the purchase price. The intrinsic value attributable to unvested options is recorded as unearned stock based compensation and amortized over the remaining vesting period of the options.

TIBCO SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table illustrates the effect on net loss and net loss per share if we had applied a fair value method as prescribed by SFAS 123 for the periods indicated (in thousands, except per share data):

	Year Ended November 30,
	2004	2003	2002
Net income (loss), as reported	$44,920	$11,440	$(94,580)
Add: Total stock-based employee compensation expense determined under intrinsic value based method for all awards, net of related tax effects	94	1,136	4,476
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(38,080)	(51,283)	(112,980)

Pro forma net income (loss)	$6,934	$(38,707)	$(203,084)

Net income (loss) per share:
Basic—as reported	$0.22	$0.05	$(0.46)

Basic—pro forma	$0.03	$(0.18)	$(0.99)

Diluted—as reported	$0.20	$0.05	$(0.46)

Diluted—pro forma	$0.03	$(0.18)	$(0.99)

These pro forma amounts disclosed above may not be representative of the effects for future years as options vest over several years and additional awards are generally made each year.

The following table summarizes the assumptions we used to calculate the value of each option grant on the date of the grant using the Black-Scholes option-pricing model:

	Stock Option Plans			ESPP
	Year Ended November 30,			Year Ended November 30,
	2004	2003	2002	2004	2003	2002
Risk free interest rates	3.3-2.1%	3.5-1.9%	3.2%	2.5-1.0%	2.6%	3.2%
Expected lives (in years)	3.0	3.0	3.0	0.5-2.0	0.5-2.0	0.5-2.0
Dividend yield	0.0	0.0	0.0	0.0	0.0	0.0
Expected volatility	102-67%	113-97%	117%	116-47%	98%	117%

Income Taxes

We account for income taxes under the liability method of accounting. Under the liability method, deferred taxes are determined based on the differences between the financial statement and tax bases of assets and liabilities at enacted tax rates in effect in the year in which the differences are expected to reverse. Valuation allowances are established, when necessary, to reduce deferred tax assets to estimated amounts expected to be realized. Generally accepted accounting principles require that the realizability of net deferred tax assets be evaluated on an ongoing basis. Accordingly, we consider future taxable income, our most recent operating results and various tax planning strategies in assessing the need for a valuation allowance. In the consideration of the realizability of net deferred tax assets, recent losses must be given more weight than any projections of future profitability.

Comprehensive Income (Loss)

Comprehensive income (loss) includes net income (loss) and other comprehensive income (loss), which consists of unrealized gains and losses on available-for-sale securities and cumulative translation adjustments.

TIBCO SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Total comprehensive income (loss) is presented in the accompanying Consolidated Statement of Stockholders’ Equity. Total accumulated other comprehensive income (loss) is displayed as a separate component of stockholder’s equity in the accompanying Consolidated Balance Sheets. The accumulated balances for each classification of comprehensive income (loss) consist of the following, net of taxes (in thousands):

	Unrealized Gain (Loss) in Available-for-Sale Securities	Foreign Currency Translation	Accumulated Other Comprehensive Income
Balance as of November 30, 2001	$10,539	$(17)	$10,522
Change during period	(8,127)	502	(7,625)

Balance as of November 30, 2002	2,412	485	2,897
Change during period	(2,313)	(359)	(2,672)

Balance as of November 30, 2003	99	126	225
Change during period	(1,972)	2,449	477

Balance as of November 30, 2004	$(1,873)	$2,575	$702

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

	Year Ended November 30,
	2004	2003	2002
Net income (loss)	$44,920	$11,440	$(94,580)

Weighted-average common shares used to compute basic net income (loss) per share	207,506	211,555	205,821
Effect of dilutive securities:
Common stock equivalents	13,418	10,781	—
Common stock subject to repurchase	3	183	—

Weighted-average common shares used to compute diluted net income (loss) per share	220,927	222,519	205,821

Net income (loss) per share—basic	$0.22	$0.05	$(0.46)

Net income (loss) per share—diluted	$0.20	$0.05	$(0.46)

TIBCO SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth potential common shares that are not included in the diluted net income (loss) per share calculation above, because to do so would be anti-dilutive for the periods indicated (in thousands):

	Year Ended November 30,
	2004	2003	2002
Options to purchase common stock	18,393	32,047	43,460
Common stock subject to repurchase	—	23	344

Total	18,393	32,070	43,804

Derivative Financial Instruments

We account for derivative instruments and hedging activities under SFAS 133 “Accounting for Derivative Instruments and Hedging Activities.” This statement establishes accounting and reporting standards for derivative instruments and requires recognition of all derivatives as assets or liabilities in the statement of financial position and measurement of those instruments at fair value. Derivatives that are not hedges must be adjusted to fair value through earnings. If the derivative is a hedge, depending on the nature of the hedge, its change in fair value will either be offset against the change in fair value of the hedged asset or liability, firm commitment through earnings or recognized in other comprehensive income (loss) until the hedged item is recognized in earnings.

We enter into forward contracts to manage currency exposure related to accounts receivable denominated in foreign currencies. We do not enter into derivative financial instruments for trading purposes. We had outstanding forward contracts with notional amounts totaling approximately $10.7 million, $1.0 million and $3.0 million as of November 30, 2004, 2003 and 2002, respectively. These derivative instruments are cashflow hedges of certain foreign currency transaction exposures in various currencies including, the Euro, Singapore Dollar, Swedish Krona, Swiss Francs, Canadian Dollar, Japanese Yen, British Pounds and Australian Dollar. The fair value of these forward contracts as of November 30, 2004 was approximately $11.7 million.

These derivative instruments hedge accounts receivable denominated in foreign currencies and are carried at fair value with changes in the fair value recorded as other income (loss). These derivative instruments do not subject us to material balance sheet risk due to exchange rate movements because gains and losses on these derivatives are intended to offset gains and losses on the accounts receivable being hedged. At November 30, 2004, the outstanding balance sheet hedging derivatives had maturities of 60 days or less.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS 123(R), which replaces SFAS 123, “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123(R) requires compensation costs relating to share-based payment transactions be recognized in financial statements. The pro forma disclosure previously permitted under SFAS 123 will no longer be an acceptable alternative to recognition of expenses in the financial statements. SFAS 123(R) is effective as of the beginning of the first reporting period that begins after June 15, 2005, with early adoption encouraged. We currently measure compensation costs related to share-based payments under APB 25, as allowed by SFAS 123, and provide disclosure in notes to financial statements as required by SFAS 123. We are required to adopt SFAS 123(R) starting from the fourth fiscal quarter of 2005. We expect the adoption of SFAS 123(R) will have a material adverse impact on our net income and net income per share. We are currently in the process of evaluating the extent of such impact.

TIBCO SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In December 2004, FASB issued SFAS 153, “Exchanges of Nonmonetary Assets—an amendment to APB Opinion No. 29”. This statement amends APB 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. Adoption of this statement is not expected to have a material impact on our results of operations or financial condition.

In December 2004, FASB Staff Position No. FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP FAS 109-2”) was issued, providing guidance under SFAS 109, “Accounting for Income Taxes” for recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004, enacted on October 22, 2004. FSP FAS 109-2 allows time beyond the financial reporting period of enactment to evaluate the effects of the Jobs Act before applying the requirements of FSP FAS 109-2. Accordingly, we are evaluating the potential effects of the Jobs Act and have not adjusted our tax expense or deferred tax liability to reflect the requirements of FSP FAS 109-2.

In March 2004, the FASB issued EITF 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”, which provided new guidance for assessing impairment losses on investments. Additionally, EITF 03-1 includes new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB delayed the accounting provisions of EITF 03-1; however the disclosure requirements remain effective for annual periods ending after June 15, 2004. We will evaluate the impact of EITF 03-1 once final guidance is issued.

Note 3.	Business Combinations

Staffware plc

On June 7, 2004, we acquired Staffware plc, a provider of Business Process Management solutions that enable businesses to automate, refine and manage their processes. The addition of Staffware’s BPM solutions enabled us to offer our combined customer base a more robust and expanded real-time business integration solution, and increased our distribution capabilities through the cross-selling of products into new geographic regions. These factors contributed to a purchase price exceeding the fair value of Staffware’s net tangible and intangible assets acquired; as a result, we have recorded goodwill in connection with this transaction, none of which is deductible for income tax purposes.

The total purchase price of approximately $237.1 million is comprised of $139.7 million in cash, the issuance of 10.9 million shares of our common stock valued at $92.3 million and approximately $5.1 million in direct transactions costs, including legal, valuation and accounting fees.

The shares issued in the acquisition have been valued in accordance with EITF 99-12, “Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination.” In accordance with EITF 99-12, we have established that the first date on which the number of our shares and the amount of other consideration became fixed was on April 22, 2004. Accordingly, we valued the transaction using the average closing price two days before and after April 22, 2004 of $8.44 per share.

TIBCO SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Staffware acquisition was accounted for under SFAS 141 “Business Combinations” and certain specified provisions of SFAS 142 “Goodwill and Other Intangible Assets”. The results of operations of Staffware are included in our Consolidated Statement of Operations from June 7, 2004. The following table summarizes the allocation of the purchase price to the assets acquired and liabilities assumed based on their fair values at the date of acquisition (in thousands):

Cash acquired		$27,190
Tangible assets acquired:
Accounts receivable	$16,433
Other current assets	2,526
Property and equipment	4,623
Deferred tax assets	5,037
Other non-current assets	1,743

Total tangible assets acquired	30,362	30,362
Amortizable intangible assets:
Developed technology	21,700
Patents/core technology	14,200
Maintenance contracts	14,400
Customer base	14,000
Trademarks	3,500

Total amortizable intangible assets	67,800	67,800
In-process research and development		2,200
Goodwill		164,023

Total assets acquired		291,575
Liabilities assumed:
Accounts payable	(1,854)
Accrued liabilities	(20,465)
Deferred revenue	(11,391)

Total liabilities assumed	(33,710)	(33,710)
Deferred tax liability for acquired intangibles		(20,736)

Total purchase price		$237,129

In-process research and development, relating to development projects which had not reached technological feasibility and that were of no future alternative use, were expensed upon consummation of the acquisition. Other identifiable intangible assets, including developed technology, customer base and trademarks, are being amortized over their useful lives of 5 years; and patents / core technology and maintenance contracts are being amortized over their useful lives of 8 years.

Developed technology and in-process research and development were identified and valued through extensive interviews, analysis of data provided by Staffware concerning development projects, their stage of development, the time and resources needed to complete them, if applicable, and their expected income generating ability and associated risks. Where development projects had reached technological feasibility, they were classified as developed technology and the value assigned to developed technology was capitalized. The income approach, which includes an analysis of the cash flows and risks associated with achieving such cash flows, was the primary technique utilized in valuing acquired intangible assets. Key assumptions included a discount rate of 16% and estimates of revenue growth, maintenance contract renewal rates, cost of sales, operating expenses and taxes.

TIBCO SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The residual purchase price of $164.0 million has been recorded as goodwill. Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. In accordance with SFAS 142, goodwill relating to the acquisition of Staffware is not being amortized and will be tested for impairment annually or when events indicate that impairment may have occurred.

As a result of the acquisition of Staffware, we incurred acquisition integration expenses for the incremental costs to exit and consolidate activities at Staffware locations, to terminate certain Staffware employees, and for other costs of integrating operating locations and other activities of Staffware with those of the Company. Generally accepted accounting principles require that these acquisition integration expenses, which are not associated with the generation of future revenues and have no future economic benefit, be reflected as assumed liabilities in the allocation of the purchase price to the net assets acquired. The components of the acquisition integration liabilities included in the purchase price allocation for Staffware are as follows (in thousands):

	Excess Facilities	Workforce Reduction	Total
Original accrual	$2,913	$2,774	$5,687
Utilized in fiscal year 2004	(68)	(1,719)	(1,787)

Balance as of November 30, 2004	$2,845	$1,055	$3,900

The acquisition integration liabilities are based on our integration plan which focuses principally on the elimination of redundancies in administrative overhead, support activities, and research and development organizations, as well as the restructuring and repositioning of sales and marketing.

The workforce reductions represent the planned termination of 30 Staffware employees, including two research and development, three customer support, 15 sales and marketing, and 10 administrative personnel. The balance remaining as of November 30, 2004 is expected to be utilized during the first quarter of fiscal year 2005 and is expected to be funded through cash flows from operations.

The results of operations of Staffware are included in our Consolidated Statements of Operations from June 7, 2004, the date of acquisition. For the purposes of presenting the unaudited pro forma financial information, we used the adjusted income statements of Staffware for the six-months ended May 31, 2004 and twelve-months ended December 31, 2003. If we had acquired Staffware at the beginning of the fiscal years presented, our unaudited pro forma net revenues, net income and net income per share would have been as follows: (in thousands, other than per share amounts)

	Year Ended November 30,
	2004	2003
Revenue	$423,573	$334,233

Net income	$35,253	$7,206

Net income per share—basic	$0.17	$0.03

Net income per share—diluted	$0.16	$0.03

TIBCO SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

General Interface Corp.

On October 12, 2004, we acquired General Interface Corp., a provider of a solution for developing and deploying rich, high-performance client-side applications in a standards-based browser environment. The addition of General Interface’s solution enables us to offer a user-interface for building rich composite applications in a browser-based environment, enabling companies to leverage their existing IT investment.

The total purchase price of the acquisition was $3.5 million in cash, of which $1.0 million is being retained for one year from the acquisition date, as a holdback against any indemnified claims that may occur during such time. The total purchase price was allocated to the assets acquired, principally $1.1 million in identifiable intangible assets and approximately $2.4 million in goodwill. Identifiable intangible assets consist of existing technology, trade name, and customer relationships, and are being amortized on a straight-line basis over three to four years. Goodwill will not be amortized, but will be tested for impairment at least annually or when events indicate that impairment may have occurred. The goodwill recorded is deductible through amortization for income tax purposes. The results of operations of General Interface are included in our Consolidated Statements of Operations from the date of acquisition.

PRAJA Inc.

On September 13, 2002, we acquired PRAJA Inc. (“PRAJA”), a privately held developer of business activity monitoring software. The acquisition provided our customers with new capabilities to directly monitor real-time business operations against key performance indicators. The total purchase price of the acquisition, which was structured as an asset purchase transaction, was comprised of $3.2 million of cash and the assumption of $0.3 million of net liabilities. The entire $3.5 million cost was allocated to goodwill. During 2003, we decreased the purchase price by $0.2 million due to a change in the net liabilities assumed. The adjusted goodwill of $3.3 million will be reviewed annually for impairment or when events indicate that impairment may have occurred. The goodwill recorded is deductible through amortization for income tax purposes. The results of operations of PRAJA are included in our Consolidated Statement of Operations from the date of acquisition.

Talarian Corporation

On April 23, 2002, we acquired Talarian Corporation, a provider of infrastructure software that enables businesses to exchange information in real time, both internally and with their partners, suppliers, and customers. Talarian’s server-based architecture allows software applications to communicate across local or wide area networks, including private networks and the Internet. The benefits to customers of Talarian’s primary product, SmartSockets, have been reduced development effort, increased flexibility, and rapid deployment. The acquisition of Talarian extended the breadth of our integration messaging solutions.

The total purchase price of approximately $114.5 million was comprised of $53.7 million in cash, the issuance of 4.4 million shares of our common stock valued at $53.6 million and the assumption of 0.5 million stock options and restricted shares valued at $5.0 million for all of the outstanding capital stock of Talarian. We also incurred an estimated $2.9 million in transaction fees, including legal, valuation and accounting fees. The total consideration was reduced by $0.7 million of unearned stock-based compensation related to approximately 0.2 million unvested stock options and restricted stock. Additional cash consideration of $0.9 million was contingent on the vesting and exercise of stock options and restricted stock and is to be recorded as compensation expense as earned. The net purchase price of approximately $114.5 million has been allocated to the tangible and identifiable intangible assets acquired and liabilities assumed on the basis of their estimated fair values on the acquisition date. The results of operations of Talarian are included in our Consolidated Statement of Operations from the date of acquisition.

TIBCO SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The shares issued in the acquisition have been valued in accordance with EITF 99-12, “Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination.” In accordance with EITF 99-12, we have established that the first date on which the number of our shares and the amount of other consideration became fixed was March 28, 2002. Accordingly, we valued the transaction using the average closing price three days before and after March 28, 2002 of $12.29 per share.

The assumed stock options were valued using the Black-Scholes valuation model with a volatility factor of 128%, an average risk free interest rate of 4.2%, and estimated lives of three to 36 months.

The Talarian acquisition was accounted for under SFAS 141 and certain specified provisions of SFAS 142. The results of operations of Talarian were included in our Consolidated Statement of Operations from date of the acquisition. The following table summarizes the estimated fair values of the tangible assets acquired and the liabilities assumed at the date of acquisition (in thousands):

Cash	$47,035
Accounts receivable	3,374
Other current assets	664
Property and equipment	1,420
Other non-current assets	151

Total assets acquired	52,644
Accrued liabilities	(2,964)
Acquisition integration liabilities	(8,441)
Deferred revenue	(3,767)

Total liabilities assumed	(15,172)

Net assets acquired	$37,472

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

In-process research and development, relating to development projects that had not reached technological feasibility and that had no future alternative uses, was expensed upon consummation of the merger. Other identifiable intangible assets are being amortized over their useful lives of two years for non-compete agreements, three years for developed technology, three and a half years for customer base and trademarks, and five years for royalties.

TIBCO SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Developed technology and in IPRD were identified and valued through extensive interviews and analysis of data provided by Talarian concerning development projects, their stage of development, the time and resources needed to complete them, if applicable, their expected income generating ability and associated risks. Where development projects had reached technological feasibility, they were classified as developed technology and the value assigned to developed technology was capitalized. The income approach, which includes an analysis of the cash flows and risks associated with achieving such cash flows, was the primary technique utilized in valuing acquired intangible assets. Key assumptions included a discount rate of 36% and estimates of revenue growth, maintenance renewal rates, cost of sales, operating expenses and taxes. The development projects have been completed within management’s original estimates.

The residual purchase price of $68.3 million has been recorded as goodwill. Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. Goodwill relating to the Talarian acquisition is not being amortized and is tested for impairment annually or when events indicate that impairment may have occurred. The goodwill recorded is not deductible for income tax purposes.

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

	Excess Facilities	Workforce Reduction	Total
Original Accrual	$7,410	$1,031	$8,441
Utilized in fiscal year 2002	(1,286)	(1,031)	(2,317)

Balance as of November 30, 2002	6,124	—	6,124
Utilized in fiscal year 2003	(1,972)	—	(1,972)

Balance as of November 30, 2003	4,152	—	4,152
Utilized in fiscal year 2004	(2,051)	—	(2,051)

Balance as of November 30, 2004	$2,101	$—	$2,101

The acquisition integration liabilities were based on our integration plan, which principally focused on the elimination of redundant administrative overhead and support activities and the restructuring and repositioning of the sales and marketing, and research and development organizations to eliminate redundancies in these activities.

The workforce reductions represent the termination of 42 Talarian employees, including 10 research and development, 14 sales and marketing, and 18 administrative personnel.

TIBCO SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 4.	Balance Sheet Components

Certain balance sheet components are summarized below (in thousands):

	As of November 30,
	2004	2003
Other non-current assets:
Prepaid land lease	$26,673	$27,222
Private equity investments, net	1,923	1,469
Investments pledged for security of letter of credit	—	5,000
Restricted cash	1,333	898
Other	2,460	334

	$32,389	$34,923

Accrued liabilities:
Compensation and benefits	$46,127	$20,860
Taxes	19,695	4,022
Expenses	18,607	11,337

	$84,429	$36,219

Accrued excess facilities costs:
Restructuring costs	$34,421	$38,370
Acquisition integration costs	4,946	4,152

	39,367	42,522
Less: current portion	(9,489)	(42,522)

Long-term accrued excess facilities costs	$29,878	$—

Note 5.	Accounts Receivable and Allowances for Doubtful Accounts, Returns and Discounts

	As of November 30,
	2004	2003
Accounts receivable	$105,252	$55,641
Unbilled fees and services	7,595	2,733

	112,847	58,374
Less: Allowances for doubtful accounts, returns and discounts	(3,845)	(4,715)

Accounts receivable, net	$109,002	$53,659

Trade accounts receivable are recorded at invoiced or to be invoiced amounts and do not bear interest. We perform ongoing credit evaluations of our customers’ financial condition and, generally, require no collateral from our customers. Allowances for doubtful accounts, returns and discounts were established based on various factors including credit profiles of our customers, contractual terms and conditions, historical payments, returns and discounts experience, and current economic trends. We review our allowances monthly by assessing individual accounts receivable over a specific aging and amount, and all other balances on a pooled basis based on historical collection experience. Accounts receivable are written off on a case-by-case basis, net of any amounts that may be collected.

TIBCO SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a summary of activities in allowances for doubtful accounts, returns and discounts for the periods indicated (in thousands):

	Beginning Balance	Charged Against Revenue	Charged to Expenses	Write-offs Net of Recovery	Ending Balance
Year ended November 30, 2002	$5,315	$2,310	$1,043	$(2,982)	$5,686
Year ended November 30, 2003	5,686	1,760	400	(3,131)	4,715
Year ended November 30, 2004	$4,715	$—	$230	$(1,100)	$3,845

Note 6.	Property and Equipment

The following is a summary of property and equipment (in thousands):

	As of November 30,
	2004	2003
Property and equipment, net:
Buildings	$77,938	$78,008
Equipment and software	57,276	47,441
Furniture and fixtures	5,622	4,433
Facility improvements	35,604	33,832

	176,440	163,714
Less: Accumulated depreciation and amortization	(58,382)	(44,590)

	$118,058	$119,124

Building acquisition

In June 2003, we purchased the four buildings comprising our corporate headquarters in Palo Alto, California for $80.0 million. In connection with the purchase we entered into a 51-year lease of the land upon which the buildings are located. The lease was paid in advance in the amount of $28.0 million (Note 10). The total consideration paid for the land lease and the buildings of $108.0 million was comprised of $54.0 million in cash and a $54.0 million mortgage note payable (Note 8).

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

Note 7.	Goodwill and Other Intangibles

In connection with the adoption of SFAS 142 on December 1, 2002, $103.2 million in goodwill, including $1.2 million in assembled workforce, net of accumulated amortization and deferred taxes that were reclassified to goodwill, is no longer amortized, but is instead tested for impairment annually or sooner if circumstances indicate that it may no longer be recoverable.

SFAS 142 prescribes a two-step process for transitional impairment testing of goodwill. The first step screens for impairment, while the second step, measures the impairment, if any. We performed our transitional

TIBCO SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

goodwill impairment test during the first quarter of fiscal year 2003, and determined that no impairment existed. SFAS 142 requires impairment testing based on reporting units. Following our acquisition of Staffware, we re-evaluated our business and determined that we continue to operate in one segment, which we consider our sole reporting unit. Therefore, goodwill will continue to be tested for impairment at the enterprise level. The fair value of the enterprise, which was determined based on our current market capitalization, exceeded its carrying value, and goodwill was determined not to be impaired. Further, when our annual impairment test was performed during the fourth quarter of fiscal years 2004 and 2003, goodwill was determined not to be impaired.

The following is a summary of reported net income (loss) and net income (loss) per share as adjusted to exclude amortization of goodwill and assembled workforce for the periods indicated (in thousands, except per share amounts):

	Year Ended November 30,
	2004	2003	2002
Reported net income (loss)	$44,920	$11,440	$(94,580)
Goodwill amortization	—	—	17,421
Assembled workforce amortization	—	—	1,048

Adjusted net income (loss)	$44,920	$11,440	$(76,111)

Basic earnings per share:
Reported net income (loss)	$0.22	$0.05	$(0.46)
Goodwill amortization	—	—	0.08
Assembled workforce amortization	—	—	0.01

Adjusted net income (loss)	$0.22	$0.05	$(0.37)

Diluted earnings per share:
Reported net income (loss)	$0.20	$0.05	$(0.46)
Goodwill amortization	—	—	0.08
Assembled workforce amortization	—	—	0.01

Adjusted net income (loss)	$0.20	$0.05	$(0.37)

The changes in the carrying amount of goodwill for the year ended November 30, 2004 are as follows (in thousands):

Goodwill
Balance as of November 30, 2002	$101,993
Reclassification of assembled workforce	1,188
PRAJA purchase price adjustment	(175)

Balance as of November 30, 2003	103,006
Tax benefit from acquired net operating losses	(4,315)
Acquisition of Staffware	164,023
Acquisition of General Interface	2,423

Balance as of November 30, 2004	$265,137

TIBCO SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of November 30, 2004 and 2003, all of our acquired intangible assets are subject to amortization. The following is a summary of amortized acquired intangible assets for the dates indicated (in thousands):

	As of November 30, 2004			As of November 30, 2003
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Existing technology	$43,630	$(22,230)	$21,400	$21,030	$(15,490)	$5,540
Customer base	19,060	(6,365)	12,695	4,960	(4,042)	918
Patents	14,200	(887)	13,313	—	—	—
Trademarks	5,150	(1,878)	3,272	1,550	(1,228)	322
Non-compete agreements	480	(480)	—	480	(397)	83
OEM customer royalty agreements	1,000	(517)	483	1,000	(317)	683
Maintenance agreements	15,000	(1,343)	13,657	600	(271)	329

Total	$98,520	$(33,700)	$64,820	$29,620	$(21,745)	$7,875

Acquired intangible assets are amortized based on the following estimated lives:

Weighted Average Life
Existing technology	4.8 years
Customer base	4.9 years
Patents	8.0 years
Trademarks	4.9 years
Non-compete agreements	2.0 years
OEM customer royalty agreements	5.0 years
Maintenance agreements	7.8 years

The following is a summary of the aggregate amortization expense of acquired intangible assets for the periods indicated (in thousands):

	Year Ended November 30,
	2004	2003	2002
Amortization expense for acquired intangible assets	$11,955	$6,764	$7,007

The estimated future amortization expense of acquired intangible assets as of November 30, 2004 is as follows (in thousands):

Estimated Amortization Expense
Year ending November 30, 2005	$13,090
Year ending November 30, 2006	11,898
Year ending November 30, 2007	11,776
Year ending November 30, 2008	11,623
Thereafter	16,433

Total	$64,820

TIBCO SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 8.	Long Term Debt and Line of Credit

Mortgage Note Payable

In connection with the corporate headquarters purchase in June 2003, we recorded a $54.0 million mortgage note payable to a financial institution collateralized by the commercial real property acquired. The mortgage note payable carries a fixed annual interest rate of 5.09% and a 20-year amortization. The principal balance remaining at the end of the 10-year term of $33.9 million is due as a final balloon payment on July 1, 2013. We are prohibited from acquiring another company without prior consent from the lender unless we maintain between $100.0 million and $300.0 million of cash and cash equivalents, and other non-financial terms as defined in the agreements. In addition, we are subject to certain non-financial covenants as defined in the agreements. We were in compliance with all covenants as of November 30, 2004.

We capitalized $0.7 million in financing fees in connection with the mortgage note payable. These fees are included in Other Assets on the Consolidated Balance Sheets and are being amortized to interest expense over the term of the loan of 10 years.

Line of Credit

We have a $20.0 million revolving line of credit that matures on June 23, 2005. The revolving line of credit is available for cash borrowings and for the issuance of letters of credit up to $20 million. As of November 30, 2004, no borrowings were outstanding under the facility and a $13 million irrevocable letter of credit was outstanding, leaving $7 million of available credit for additional letters of credit or cash loans. The $13 million irrevocable letter of credit outstanding was issued in connection with the mortgage note payable. The letter of credit automatically renews for successive one-year periods, until the mortgage note payable has been satisfied in full. We are required to maintain a minimum of $150.0 million in unrestricted cash, cash equivalents, and short-term investment balances as well as comply with other non-financial covenants defined in the agreement. During fiscal 2004, the Company was in compliance with all its financial covenants under the revolving line of credit; but was in technical violation of certain reporting requirements. The Company has obtained a waiver from the bank amending the reporting requirements and the Company is currently in compliance with all covenants.

Note 9.	Income Taxes

Significant components of the provision for income taxes are as follows (in thousands):

	Year Ended November 30,
	2004	2003	2002
Federal:
Current	$10,865	$550	$—
Deferred	—	1,578	14,281

	10,865	2,128	14,281
State:
Current	3,314	510	500
Deferred	—	302	6,831

	3,314	812	7,331
Foreign:
Current	13,950	3,103	2,550
Deferred	666	—	—

	14,616	3,103	2,550

Provision for income taxes	$28,795	$6,043	$24,162

TIBCO SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We paid income taxes of $4.4 million, $3.8 million and $2.7 million for the years ended November 30, 2004, 2003 and 2002, respectively. Income (loss) before provision for income taxes consisted of (in thousands):

	Year Ended November 30,
	2004	2003	2002
United States	$38,419	$14,549	$(74,088)
International	35,296	2,934	3,670

Total	$73,715	$17,483	$(70,418)

The provision for income taxes was at rates other than the U.S. Federal statutory tax rate for the following reasons:

	Year Ended November 30,
	2004	2003	2002
U.S. Federal statutory rate	35.0%	35.0%	(34.0)%
State taxes	2.9	5.0	(4.9)
Research and Development credits	(0.2)	(2.5)	(0.7)
Goodwill and intangibles	(0.3)	(1.5)	8.1
Stock option compensation	0.1	2.4	1.2
Foreign income taxed at different rate	1.1	6.0	1.7
Change in valuation allowance	(1.3)	(11.9)	61.8
Meals and entertainment	0.6	2.5	0.9
Other	1.2	(0.4)	0.1

Provision for income taxes	39.1%	34.6%	34.2%

U.S. income taxes and foreign withholding taxes have not been provided for on a cumulative total of $33.7 million of undistributed earnings for certain non-U.S. subsidiaries. We intend to reinvest these earnings indefinitely in operations outside the U.S.

The components of deferred tax assets/liabilities are as follows (in thousands):

	As of November 30,
	2004	2003
Deferred tax assets:
Net operating loss carryforward	$187,641	$189,067
Reserves and accruals	20,640	21,826
Credit carryforwards	7,197	8,394
Depreciation and amortization	12,050	13,045
Unrealized losses on investments	6,658	7,363
Other	1,225	18

	235,411	239,713
Deferred tax liabilities:
Intangible assets	(19,575)	(1,879)

Net deferred tax assets before valuation allowance	215,836	237,834
Valuation allowance	(232,202)	(237,834)

Net deferred tax assets/(liabilities)	$(16,366)	$—

TIBCO SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Approximately $187.9 million of the deferred tax assets resulted from stock option benefits. When the tax benefits of these assets are recognized, they will be credited to stockholders’ equity.

Approximately $10.4 million of the deferred tax assets relate to acquired entities. When the tax benefits of these assets are recognized, they will be allocated to reduce goodwill.

Management believes that, based on a number of factors, it is more likely than not, that all or some portion of the deferred tax assets will not be realized; and accordingly, for the year ended November 30, 2004 we have provided a valuation allowance against our net U.S. deferred tax assets. During each fiscal year, management determines if it is more likely than not that the deferred tax assets will be realized in the foreseeable future and adjusts the valuation allowance accordingly.

In fiscal year 2004, the valuation allowance decreased by $5.6 million primarily resulting from the utilization of $4.3 million of pre-acquisition net operating loss carryforwards, the benefit of which was credited directly to goodwill, and a $1.0 million reduction in temporary differences. In fiscal year 2003, the valuation allowance increased by $7.2 million resulting from a $2.2 million increase in other temporary differences and a $5.0 million adjustment to deferred tax assets due to a change in the federal tax rate.

Our income taxes payable for federal purposes have been reduced by the tax benefits associated with the exercise of employee stock options during the year and utilization of net operating loss carryover applicable to both stock options and acquired entities. The benefits applicable to stock options were credited directly to stockholders’ equity and amounted to $6.0 million and $0.6 million for fiscal years 2004 and 2003, respectively. The benefits applicable to acquired entities were credited directly to goodwill and amounted to $4.3 million and zero for fiscal years 2004 and 2003, respectively.

As of November 30, 2004, our federal and state net operating loss carryforwards for income tax purposes were $519.5 million and $202.5 million, respectively, which expire through 2024. As of November 30, 2004, our federal and state tax credit carryforwards for income tax purposes were $5.2 million and $3.0 million, respectively, which expire through 2024.

In the event of a change in ownership, as defined under federal and state tax laws, our net operating loss and tax credit carryforwards may be subject to annual limitations. The annual limitations may result in the expiration of the net operating loss and tax credit carryforwards before utilization.

Note 10.	Commitments and Contingencies

Letters of Credit

In connection with the mortgage note payable (Note 8), we entered into an irrevocable letter of credit in the amount of $13.0 million. The letter of credit automatically renews for successive one-year periods, until the mortgage note payable has been satisfied in full and is collateralized by the Line of Credit.

In connection with a facility lease, we entered into an irrevocable letter of credit in the amount of $4.5 million. The letter of credit automatically renews annually for the duration of the lease term, which expires in December 2010. As of November 30, 2003, the letter of credit was secured by $5.0 million in pledged investments, which were included in Other Assets in the Consolidated Balance Sheet as of November 30, 2003. In September 2004, the requirement to pledge investments to secure the letter of credit was removed by the bank.

TIBCO SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In connection with a facility surrender agreement, we entered into an irrevocable letter of credit in the amount of $0.9 million. The letter of credit automatically renews annually and expires in June 2006. As of November 30, 2003, the letter of credit was secured by $0.9 million in pledged investments, which were included in Other Assets in the Consolidated Balance Sheet as of November 30, 2003. In September 2004, the requirement to pledge investments to secure the letter of credit was removed by the bank.

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

Operating Commitments

We lease office space and equipment under non-cancelable operating leases with various expiration dates through March 2014. Rental expense, net of sublease income was approximately $7.1 million, $15.3 million and $19.5 million for the fiscal years 2004, 2003 and 2002, respectively.

As of November 30, 2004, contractual commitments associated with indebtedness and lease obligations are as follows (in thousands):

	Total	2005	2006	2007	2008	2009	Thereafter
Operating commitments:
Debt principal	$51,851	$1,708	$1,798	$1,892	$1,990	$2,094	$42,369
Debt interest	19,205	2,600	2,511	2,417	2,319	2,215	7,143
Operating leases	29,521	4,937	4,260	3,770	3,644	3,125	9,785

Total operating commitments	100,577	9,245	8,569	8,079	7,953	7,434	59,297
Restructuring-related commitments:
Operating leases, net of sublease income	40,783	6,818	5,796	6,377	6,798	6,997	7,997

Total commitments	$141,360	$16,063	$14,365	$14,456	$14,751	$14,431	$67,294

Restructuring-related lease obligations are as follows (in thousands):

	Total	2005	2006	2007	2008	2009	Thereafter
Gross lease obligations	$49,527	$9,655	$7,802	$7,723	$7,798	$7,816	$8,733
Sublease income	(8,744)	(2,837)	(2,006)	(1,346)	(1,000)	(819)	(736)

Net lease obligations	$40,783	$6,818	$5,796	$6,377	$6,798	$6,997	$7,997

Future minimum lease payments under restructured non-cancelable operating leases as of November 30, 2004 include $34.4 million provided for as accrued restructuring costs and $4.9 million as accrued acquisition integration liabilities related to our acquisitions of Staffware and Talarian. Also see Note 13.

TIBCO SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Derivative Instruments

We conduct business in North America, South America, Europe, the Pacific Rim and the Middle East. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. A majority of sales are currently made in U.S. dollars. We enter into forward contracts to manage currencies exposure related to accounts receivable denominated in foreign currencies. We do not enter into derivative financial instruments for trading purposes. Gains and losses on the contracts are included in other income (expense) in our Consolidated Statements of Operations. Our foreign exchange forward contracts relating to accounts receivable generally have original maturities corresponding to the due dates of the receivables. We had outstanding forward contracts with amounts totaling approximately $10.7 million as of November 30, 2004, which expire at various dates through January 2005. The fair value of these forward contracts as of November 30, 2004 was approximately $11.7 million.

Indemnification

Our software license agreements typically provide for indemnification of customers for intellectual property infringement claims. To date, no such claims have been filed against us. We also warrant to customers that software products operate substantially in accordance with such software products’ specifications. Historically, minimal costs have been incurred related to product warranties, and as such no accruals for warranty costs have been made. In addition, we indemnify our officers and directors under the terms of indemnity agreements entered into with them, as well as pursuant to our certificate of incorporation, bylaws, and applicable Delaware law. To date, we have not incurred any costs related to these indemnifications.

Legal Proceedings

We, certain of our directors and officers and certain investment bank underwriters have been named in a putative class action for violation of the federal securities laws in the U.S. District Court for the Southern District of New York, captioned “In re TIBCO Software Inc. Initial Public Offering Securities Litigation.” This is one of a number of cases challenging underwriting practices in the initial public offerings of more than 300 companies, which have been coordinated for pretrial proceedings as “In re Initial Public Offering Securities Litigation.” Plaintiffs generally allege that the underwriters engaged in undisclosed and improper underwriting activities, namely the receipt of excessive brokerage commissions and customer agreements regarding post-offering purchases of stock in exchange for allocations of IPO shares. Plaintiffs also allege that various investment bank securities analysts issued false and misleading analyst reports. The complaint against us claims that the purported improper underwriting activities were not disclosed in the registration statements for our IPO and secondary public offering and seeks unspecified damages on behalf of a purported class of persons who purchased our securities or sold put options during the time period from July 13, 1999 to December 6, 2000.

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

A stipulation of settlement for the claims against the issuer defendants, including the Company and Talarian, has been submitted to the Court for preliminary approval. Under the settlement, the plaintiffs will dismiss and release all claims against participating defendants in exchange for a contingent payment guaranty by

TIBCO SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the insurance companies collectively responsible for insuring the issuers in the action, and the assignment or surrender to the plaintiffs of certain claims the issuer defendants may have against the underwriters. Under the guaranty, the insurers will be required to pay an amount equal to $1.0 billion less any amounts ultimately collected by the plaintiffs from the underwriter defendants in all the cases. The disposition of this matter is limited to our $0.5 million corporate insurance deductible. We completed payment of the insurance deductible in the third quarter of fiscal year 2003. Unlike most of the defendant issuers’ insurance policies, including ours, Talarian’s policy contains a specific self-insured retention in the amount of $0.5 million for IPO “laddering” claims, including those alleged in this matter. Thus, under the proposed settlement, if any payment is required under the insurers’ guaranty, Talarian would be responsible for paying its pro rata share of the shortfall, up to $0.5 million of the self-insured retention remaining under its policy. The self insured retention of $0.5 million was accrued at the time of the acquisition.

Note 11.	Stockholders’ Equity

Preferred Stock

Our Certificate of Incorporation, as last amended on April 21, 2002, authorizes us to issue 75.0 million shares of $0.001 par value preferred stock. As of November 30, 2004, no preferred stock is issued or outstanding.

Common Stock

Our Certificate of Incorporation, as amended, authorizes us to issue 1.2 billion shares of $0.001 par value common stock. As of November 30, 2004, 213,912,210 shares of common stock were issued and outstanding. A portion of the shares issued are subject to a right of repurchase by us subject to vesting, which is generally over a five-year period from the grant date or employee hire date, as applicable, until vesting is complete. Unvested shares are subject to repurchase at the original exercise price. There were no shares subject to repurchase as of November 30, 2004. As of November 30, 2003 and 2002, shares of common stock subject to a repurchase option held by the Company totaled 0.1 million shares and 0.3 million shares respectively at weighted average prices of $1.83 and $1.17 per share, respectively.

Benefit Plans

1996 Stock Option Plan. In 1996, we adopted the 1996 Stock Option Plan (the “1996 Plan”). The 1996 Plan provides for the granting of stock options to our employees and consultants. Options granted under the 1996 Plan may be either incentive stock options or nonqualified stock options. Incentive stock options may be granted only to employees (including officers and directors who are employees). Nonqualified stock options may be granted to our employees and consultants. Options under the 1996 Plan may be granted for terms not to exceed ten years. Options granted before our IPO in 1999 are exercisable immediately upon grant and generally vest over five years and are subject to repurchase until vested. Options granted after our IPO are not generally exercisable immediately and generally vest over four years. The 1996 Plan provides for an automatic increase to the number of shares of common stock reserved for issuance (to be added on the first day of each fiscal year beginning in 2000) equal to the lesser of (i) 60 million shares, (ii) 5% of the outstanding shares of our common stock, or (iii) a lesser amount determined by the Board of Directors. As of November 30, 2004, there were 21.8 million shares reserved for grant under this plan.

Talarian Stock Option Plans. In April 2002, we assumed all of the Talarian Stock Option Plans (the “Talarian Plans”) in connection with our acquisition of Talarian. At the date of acquisition all outstanding options of Talarian common stock were converted, according to the exchange ratio, into options of our common stock with terms and conditions equivalent to those applicable at the time of conversion. We recorded $0.7 million of deferred compensation related to 486,000 options assumed and converted under this plan. Though we

TIBCO SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

have no intention of issuing additional grants, there were 136,000 shares reserved for grant under this plan as of November 30, 2004.

2000 Extensibility Stock Option Plan. In 2000, we adopted the 2000 Extensibility Stock Option Plan (the “Extensibility Plan”) in connection with options assumed in our acquisition of Extensibility. Extensibility employees who continued service with us were granted options with terms and conditions equivalent to those applicable at the date of acquisition. Though we have no intention of issuing additional grants, there were 21,656 shares reserved for grant under this plan as of November 30, 2004.

1998 Advisory Council Option Plan. In October 1998, we adopted the 1998 Advisory Council Option Plan (the “Advisory Plan”) as a sub-plan to the 1996 Plan for the purpose of attracting and retaining personnel for service on an information technology advisory council. The Advisory Plan provides for an initial grant of 30,000 shares to the chairman and 15,000 shares to each advisory council member. Options are granted at an exercise price not less than fair market value of the Common Stock on the date of grant, have a term not to exceed ten years and become exercisable over a two-year period with half of the shares vesting annually

1998 Director Option Plan. In February 1998, we adopted the 1998 Director Option Plan (the “Director Plan”). As amended in April 2002, the Director Plan provides for an automatic initial grant of 100,000 shares to members of the Board who are not employees of the Company or Reuters (“External Directors”). At any subsequent annual re-election, each External Director shall be granted an option to purchase 40,000 additional shares. Options are granted at an exercise price not less than the fair market value of the stock on the date of grant, have a term not to exceed ten years and become exercisable over a three-year period with a third of the shares vesting annually. Any External Director with over one year of consecutive service prior to the effective date of the Director Plan received an initial grant of 450,000 shares. As of November 30, 2004, there were 2.7 million shares reserved for grant under this plan.

The activity under all stock option plans is summarized as follows (in thousands, except per share data):

	Year Ended November 30,
	2004		2003		2002
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of period	42,330	$7.18	43,460	$7.55	34,011	$6.60
Granted	13,618	7.06	7,179	4.92	16,461	9.72
Exercised	(5,362)	4.63	(2,047)	1.62	(3,068)	3.01
Canceled	(6,392)	10.58	(6,262)	8.99	(3,944)	11.95

Outstanding at end of period	44,194	6.96	42,330	7.18	43,460	7.55

Options exercisable at period end	27,287	$6.82	26,795	$6.83	23,397	$5.66

The estimated weighted-average fair value of options at the grant date during fiscal years 2004, 2003 and 2002, were $3.69, $3.94, and $7.91, respectively. See Note 2 for the assumptions we used to calculate the value of each option grant on the date of the grant using the Black-Scholes option-pricing model.

TIBCO SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes information about stock options outstanding at November 30, 2004 (in thousands, except number of years and per share data):

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number of Shares Underlying Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Shares Underlying Options	Weighted Average Exercise Price
$0.20	5,868	2.09	$0.20	5,868	$0.20
$0.33 to $2.00	2,727	3.90	1.28	2,727	1.28
$2.01 to $5.99	10,330	8.32	5.42	3,612	5.29
$6.00 to $8.00	14,336	8.26	7.55	6,993	7.82
$8.01 to $11.69	4,522	7.65	10.38	2,860	11.25
$11.70 to $15.41	5,868	7.02	12.61	4,716	12.50
$15.42 to $39.13	411	5.23	26.10	393	26.17
$39.14 to $71.81	132	5.40	51.88	118	51.89

Total	44,194	6.92	$6.96	27,287	$6.82

Employee Stock Purchase Program. In June 1999, we amended the 1996 Plan to include the Employee Stock Purchase Program. Employees are generally eligible to participate in the ESPP if they are customarily employed by us for more than 20 hours per week and more than 5 months in a calendar year and are not (and would not become as a result of being granted an option under the ESPP) 5% stockholders of the Company. Under the ESPP, eligible employees may select a rate of payroll deduction up to 10% of their eligible compensation subject to certain maximum purchase limitations.

Each offering period has a maximum duration of two years (the “offering period”) and consists of four six-month purchase periods (each, a “purchase period”). Upon adoption of the ESPP, offering periods and purchase periods began on January 1 and July 1 of each year. Effective July 1, 2001, all future offering periods and purchase periods were changed to begin on February 1 and August 1 of each year. The price at which the common stock is purchased under the ESPP is 85% of the lesser of the fair market value of our common stock on the first day of the applicable offering period or on the last day of that purchase period. The ESPP will terminate after a period of ten years unless terminated earlier as permitted by the ESPP.

We issued approximately 1.1 million, 1.2 million and 1.0 million shares under our ESPP, representing approximately $5.0 million, $5.4 million and $7.1 million in employee contributions for fiscal years 2004, 2003 and 2002, respectively. As of November 30, 2004, there were 1.6 million shares reserved for grant under this program.

Subsequent to the fiscal year ended November 30, 2004, we modified our ESPP in response to the recent changes in accounting for stock-based payments, as stated in SFAS 123(R) issued in December 2004. The duration for offering periods was changed to six months and the price at which the common stock is purchased under the ESPP was set at 95% of the fair market value of our common stock on the last day of the respective purchase period. These modifications to the ESPP are effective as of the purchase period beginning February 1, 2005. Since the administrative burden and tax consequences appear to outweigh any benefit that our international employees might receive from participating in the ESPP, we have also chosen to exclude all non-U.S. employees from the ESPP, on a country-by-country basis, starting with the purchase period beginning February 1, 2005.

401(k) Plan. Our employee savings and retirement plan is qualified under Section 401 of the Internal Revenue Code. Employees may elect to reduce their current compensation by up to the statutory prescribed

TIBCO SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

annual limit and have the amount of such reduction contributed to the 401(k) Plan. We provide 100% matches to employee contributions up to 4% of an employee’s base pay and an additional 50% match on employee contributions of the next 2% of base pay. Our matching contributions to the 401(k) Plan totaled $3.2 million, $3.5 million and $3.3 million in fiscal years 2004, 2003 and 2002, respectively.

Subsequent to the fiscal year ended November 30, 2004, we modified our 401(k) matching to provide 100% matches to employee contributions for up to 4% of an employee’s base pay and an additional 25% match on employee contributions of the next 2% of base pay.

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

Repurchased Shares from Reuters

As of November 30, 2003, Reuters owned approximately 49% of the issued and outstanding shares of our capital stock. In February 2004, Reuters sold 69 million of our outstanding shares in a registered public offering at a price of $6.85. Pursuant to the terms of the Registration and Repurchase Agreement with Reuters, we repurchased and retired 16.8 million shares of our common stock at the same price of $6.85 per share, totaling $115.0 million.

TIBCO SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock Repurchase Program

In September 2004, our Board of Directors approved a two-year stock repurchase program pursuant to which we may repurchase up to $50 million of our outstanding common stock from time to time on the open market or through privately negotiated transactions. The timing and amount of any repurchases will depend upon market conditions and other corporate considerations.

For the year ended November 30, 2004, we have repurchased 75,000 shares for a total of $0.7 million.

Stock-Based Compensation

Stock-based compensation expense is summarized as follows (in thousands):

	Year Ended November 30,
	2004	2003	2002
Stock-based compensation related to:
Cost of revenue	$34	$201	$527
Research and development	40	513	1,318
Sales and marketing	156	276	1,286
General and administrative	13	73	919

Total	$243	$1,063	$4,050

Stock-based compensation expense principally relates to stock options assumed in acquisitions, stock options granted to consultants and the employer portion of payroll taxes due as a result of employee exercises of stock options.

Stock-based compensation expense related to stock options granted to consultants is recognized as earned using the multiple option method, and is shown by expense category. At each reporting date, we re-value the stock options using the Black-Scholes option-pricing model. As a result, stock-based compensation expense will fluctuate as the fair market value of our common stock fluctuates. In connection with the grant of stock options to consultants, we recognized $0.1 million stock based compensation expense for the year ended November 30, 2004. We recognized a negligible amount of stock-based compensation income for the year ended November 30, 2003 and $0.4 million stock-based compensation income for the year ended November 30, 2002, for the reversal of stock based compensation expense caused by a decline in the fair value of our common stock.

Payroll taxes due as a result of employee exercises of nonqualified stock options were immaterial for the years ended November 30, 2004 and 2003 and $1.3 million for the year ended November 30, 2002.

Note 12.	Segment Information

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is the Chief Executive Officer of the Company.

We operate primarily in one reportable segment: the development and marketing of a suite of software products that enables businesses to link internal operations, business partners and customer channels through the real-time distribution of information.

TIBCO SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenue by geographic region is summarized as follows (in thousands):

	Year Ended November 30,
	2004	2003	2002
Americas:
United States	$185,768	$134,776	$159,966
Other Americas	9,112	6,196	4,751
Europe:
United Kingdom	58,369	47,502	40,217
Other Europe	92,430	59,150	53,526
Pacific Rim	41,541	16,586	14,933

Total Revenue	$387,220	$264,210	$273,393

Revenue from Reuters, a related party, is primarily included in the European geographic region and accounted for 7%, 12% and 9% of total revenue for the years ended November 30, 2004, 2003 and 2002, respectively.

There were no customers with a balance in excess of 10% of net accounts receivable at November 30, 2004 or 2003.

Long-lived assets by major country are summarized as follows (in thousands):

	November 30,
	2004	2003
United States	$145,440	$160,136
United Kingdom	56,416	778
Other countries	13,411	1,008

Total long-lived assets	$215,267	$161,922

Note 13.	Restructuring Charge

During fiscal year 2004, we recorded $2.2 million in additional restructuring charges related to properties vacated in connection with facilities consolidation. The additional facilities charges resulted from revisions to our estimates of future sublease income due to further deterioration of real estate market conditions. The estimated facility costs were based on the Company’s contractual obligations, net of estimated sublease income, based on current comparable rates for leases in their respective markets. Should facilities operating lease rental rates continue to decrease in these markets or should it take longer than expected to find a suitable tenant to sublease these facilities, the actual loss could exceed this estimate by approximately $4.3 million.

During fiscal year 2003 we recorded restructuring charges totaling $1.1 million related to headcount reduction. In fiscal year 2002, we recorded restructuring charges totaling $49.3 million, consisting of $1.7 million for headcount reductions, $47.6 million related to consolidation of facilities. These restructuring charges were recorded to align our cost structure with changing market conditions. We have been working with corporate real estate brokers to sublease unoccupied facilities, and since 2003, we have subleased certain facilities.

In connection with our acquisition of Talarian in the second quarter of fiscal year 2002, we recorded accruals for acquisition integration liabilities which include the incremental costs to exit and consolidate

TIBCO SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

activities at acquired locations, termination of certain employees, and other costs to integrate operating locations and other activities of the acquired companies. The accrual was recorded using the guidance provided by EITF 95-3 “Recognition of Liabilities in a Purchase Business Combination” which requires that these acquisition integration expenses, which are not associated with the generation of future revenues and have no future economic benefit, be reflected as assumed liabilities in the allocation of the purchase price to the net assets acquired. We abandoned the Talarian facilities and recorded an accrual of $7.4 million for the estimated losses to be incurred to sublet such facilities. In addition, we recorded an accrual of $1.0 million for severance related to the termination of redundant personnel.

In connection with our acquisition of Staffware in the third quarter of fiscal year 2004, we recorded an accrual of $2.9 million for the estimated losses on Staffware facilities that we expect to abandon. In addition, we recorded an accrual of $2.6 million for severance related to the termination of redundant Staffware personnel and $0.2 million related to cancellation of marketing programs.

TIBCO SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a summary of activities in accrued restructuring costs for each of the three years ended November 30, 2004 (in thousands).

	Accrued Excess Facilities				Accrued Severance and Other				Total
	Restruct- uring	Talarian Integration	Staffware Integration	Subtotal	Restruct- uring	Talarian Integration	Staffware Integration	Subtotal
Balance as of Nov 30, 2001	$17,800	$—	$—	$17,800	$—	$—	$—	$—	$17,800
Restructuring charge	47,614	—	—	47,614	1,722	—	—	1,722	49,336
Acquisition integration costs	—	7,410	—	7,410		1,031	—	1,031	8,441
Cash utilized in 2002	(9,135)	(1,286)	—	(10,421)	(1,524)	(1,031)	—	(2,555)	(12,976)
Non-cash write-down of leasehold improvements	(11,092)	—	—	(11,092)	—	—	—	—	(11,092)

Balance as of Nov 30, 2002	45,187	6,124	—	51,311	198	—	—	198	51,509
Restructuring charge	—	—	—	—	1,100	—	—	1,100	1,100
Cash utilized in 2003	(6,432)	(1,972)	—	(8,404)	(1,298)	—	—	(1,298)	(9,702)
Non-cash write-down of furniture and fixture	(385)	—	—	(385)	—	—	—	—	(385)

Balance as of Nov 30, 2003	38,370	4,152	—	42,522	—	—	—	—	42,522
Restructuring charge	2,186	—	—	2,186	—	—	—	—	2,186
Acquisition integration costs	—	—	2,913	2,913	—	—	2,774	2,774	5,687
Cash utilized in 2004	(6,135)	(1,693)	(68)	(7,896)	—	—	(1,719)	(1,719)	(9,615)
Non-cash write-down of furniture and fixture	—	(358)	—	(358)	—	—	—	—	(358)

Balance as of Nov 30, 2004	$34,421	$2,101	$2,845	$39,367	$—	$—	$1,055	$1,055	$40,422

Accrued excess facilities costs represent the estimated loss on abandoned facilities, net of sublease income, which is expected to be paid over the next six years. As of November 30, 2004, we reclassified $29.9 million of the accrued excess facilities costs to long-term liabilities based on the Company’s current expectation that we will have to pay the remaining lease payments over the remaining term of the related leases. Accrued severance and other costs are included in the Consolidated Balance Sheets as a component of accrued liabilities.

TIBCO SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 14.	Related Party Transactions

Reuters

We have significant transactions with Reuters, including licensing, maintenance and support arrangements and development contracts. The following is a summary of revenue from Reuters for the periods indicated (in thousands):

	Year Ended November 30,
	2004	2003	2002
License fees	$16,308	$16,936	$14,449
Service and maintenance revenue:
Maintenance	11,566	13,145	9,584
Services contracts	432	654	1,255

Total service and maintenance	11,998	13,799	10,839

Total revenue from Reuters	$28,306	$30,735	$25,288

We have entered into commercial transactions with one of our stockholders, Reuters Group PLC, including its wholly owned and partially owned subsidiaries. As of November 30, 2003, Reuters owned approximately 49% of the issued and outstanding shares of our capital stock. In February 2004, Reuters sold 69 million of our outstanding shares in a registered public offering at a price of $6.85. Pursuant to the terms of the Registration and Repurchase Agreement with Reuters, we repurchased and retired 16.8 million shares of our common stock at the same price of $6.85 per share, totaling $115.0 million. This completed our obligation under the agreement to repurchase shares from Reuters. Since February 2004, Reuters’ ownership of the issued and outstanding shares of our capital stock has been less than 10%.

Reuters is a distributor of our products to customers in the financial services segment. Through the third quarter of fiscal year 2003, we had a license, distribution and maintenance agreement with Reuters pursuant to which Reuters agreed to pay a minimum guaranteed distribution fee, which consisted of a portion of Reuters’ revenue from its sales of our products and related services and maintenance, to us in the amount of $20.0 million per year through December 2003. Reuters had guaranteed minimum distribution fees of $20.0 million for each of the calendar years ended December 31, 2003, 2002, and 2001. These fees were recognized ratably over the corresponding period as related party revenue. If actual distribution fees due from Reuters exceeded the cumulative minimum year-to-date guarantee, incremental fees were due. Such incremental fees were recognized in the period when the year-to-date fees exceeded the cumulative minimum guarantee. Royalty payments to Reuters associated with direct sales to the financial services segment were classified as related party cost of sales. In addition, the agreement required us to provide Reuters with internal maintenance and support until December 31, 2011 for a fee of $2.0 million per year plus an annual CPI-based increase, subject to Reuters’ annual renewal option. This amount was recognized ratably over the corresponding period as related party maintenance revenue.

In October 2003, we entered into a new commercial agreement with Reuters relating to the licensing, distribution and maintenance of our products that replaced our original commercial agreement with Reuters. Pursuant to this new agreement, Reuters will continue to act as a non-exclusive reseller of our products to certain specified customers in the financial services market until March 2005 and will pay us a distribution license fee equal to 60% of license revenue it receives from sales to such customers. Reuters may also continue to use our products internally and embed them into its solutions. Reuters has agreed to continue to pay us minimum guaranteed fees in the amount of $5 million per quarter through March 2005. The quarterly minimum guaranteed fees are reduced by an amount equal to 10% of the license and maintenance revenue from our sales to financial services companies (or, in the case of customers transitioned to us by Reuters, were reduced by 40% of our

TIBCO SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

maintenance revenues from such customers until October 1, 2004). Furthermore, our current agreement (as did our original agreement) requires us to provide Reuters with internal maintenance and support for a fee of $2.0 million per year plus an annual CPI-based increase until December 2011. Reuters has been transitioning maintenance and support of our products for its customers, as well as associated revenues, since entering into this current agreement. As a result, we have been providing maintenance and support services directly to customers transitioned from Reuters since the fourth quarter of fiscal year 2003. In addition to acting as a reseller of our products in the financial services market, Reuters is eligible to receive a fee of between 5% and 20% of revenue from sales to approved customers referred to us by Reuters, depending upon the level of assistance Reuters provides in supporting the sale.

We recognized revenue from Reuters of $28.3 million, $30.7 million and $25.3 million in the fiscal years 2004, 2003 and 2002, respectively. Accounts receivable due from Reuters totaled $2.9 million and $3.8 million, as of November 30, 2004 and 2003, respectively. Revenue from Reuters consists primarily of product and maintenance fees on its sales of TIBCO products under the terms of the license, maintenance and distribution agreement with Reuters. We incurred a negligible amount in royalty and commission expense payable to Reuters in the fiscal year 2004, and such expense was $2.3 million and $2.9 million for the fiscal years 2003 and 2002, respectively.

Cisco Systems

As of November 30, 2003 and 2002, Cisco Systems, Inc. (“Cisco”) owned approximately 6% of our outstanding common stock and had one representative on our Board of Directors until April 2003. During fiscal year 2004, Cisco’s ownership was reduced to less than 5% of our outstanding common stock, and Cisco had no representative on our Board of Directors. Accordingly, we no longer considered Cisco to be a related party.

We recorded revenue of $0.7 million, $3.5 million, and $2.0 million for part of fiscal year 2004 when Cisco was considered a related party, and the entire fiscal years 2003 and 2002, respectively.

TIBCO SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 15.	Unaudited Quarterly Results of Operations

The following sets forth our quarterly results of operations for fiscal years 2004 and 2003 (in thousands):

	Fiscal Year 2004, Three Months Ended				Fiscal Year 2003, Three Months Ended
	Nov. 30, 2004	Aug. 31, 2004	May 31, 2004	Feb. 28, 2004	Nov. 30, 2003	Aug. 31, 2003	May 31, 2003	Feb. 28, 2003
Revenue:
License revenue:
Non-related parties	$66,336	$53,697	$41,261	$36,459	$36,221	$32,410	$27,977	$24,785
Related parties	4,214	3,751	4,057	4,311	3,911	2,192	2,823	10,190

Total license revenue	70,550	57,448	45,318	40,770	40,132	34,602	30,800	34,975
Services and maintenance revenue:
Non-related parties	50,599	44,279	31,644	29,342	28,246	26,574	26,303	24,908
Related parties	2,996	2,860	3,317	3,519	3,860	4,189	3,826	3,223
Billed expenses	1,514	1,324	970	770	737	749	539	547

Total services and maintenance revenue	55,109	48,463	35,931	33,631	32,843	31,512	30,668	28,678
Total revenue	125,659	105,911	81,249	74,401	72,975	66,114	61,468	63,653
Cost of revenue:
Stock-based compensation	5	6	9	14	38	44	65	54
Other cost of revenue non-related parties	30,696	27,658	18,410	16,399	16,765	15,326	14,489	14,424
Other cost of revenue related parties	—	—	—	—	199	1,479	199	403

Total cost of revenue	30,701	27,664	18,419	16,413	17,002	16,849	14,753	14,881
Gross profit	94,958	78,247	62,830	57,988	55,973	49,265	46,715	48,772

Operating expenses:
Research and development	17,950	16,184	13,832	13,094	15,560	14,120	17,119	17,276
Sales and marketing	36,904	32,955	26,871	26,600	25,602	28,404	29,099	26,849
General and administrative	9,765	8,740	5,727	4,803	5,104	4,404	5,728	5,025
Stock-based compensation	99	10	36	64	121	172	266	303
Acquired in-process research and development	—	2,200	—	—	—	—	—	—
Restructuring charges	2,186	—	—	—	—	—	—	1,100
Amortization of goodwill and acquired intangibles	2,053	2,218	483	499	500	499	499	499

Total operating expenses	68,957	62,307	46,949	45,060	46,887	47,599	52,711	51,052

Income (loss) from operations	26,001	15,940	15,881	12,928	9,086	1,666	(5,996)	(2,280)
Interest and other income, net	1,224	1,351	849	2,312	3,476	2,641	4,992	5,103
Interest expense	(693)	(690)	(691)	(697)	(702)	(503)	—	—

Income (loss) before income taxes	26,532	16,601	16,039	14,543	11,860	3,804	(1,004)	2,823
Provision for (benefit from) income taxes	8,308	8,031	6,441	6,015	4,237	1,088	(444)	1,162

Net income (loss)	$18,224	$8,570	$9,598	$8,528	$7,623	$2,716	$(560)	$1,661

Net income (loss) per share:
Basic	$0.09	$0.04	$0.05	$0.04	$0.04	$0.01	$(0.00)	$0.01

Shares used to compute net income (loss) per share—basic	212,432	209,442	198,816	209,188	212,956	211,827	211,213	210,224

Net income (loss) per share:
Diluted	$0.08	$0.04	$0.05	$0.04	$0.03	$0.01	$(0.00)	$0.01

Shares used to compute net income (loss) per share—diluted	227,628	221,413	212,658	222,452	224,047	222,708	211,213	221,938

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on this 11th day of February 2005.

TIBCO Software Inc.

By:	/s/ CHRISTOPHER G. O’MEARA
Christopher G. O’Meara
Executive Vice President, Finance and Chief Financial Officer

POWER OF ATTORNEY

KNOW ALL THESE, PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Vivek Y. Ranadivé and Christopher G. O’Meara, and each of them, his attorneys-in-fact, each with full power of substitution, for him in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each said attorneys-in-fact or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ VIVEK Y. RANADIVÉ Vivek Y. Ranadivé	President, Chief Executive Officer, Chairman of the Board and Director (Principal Executive Officer)	February 11, 2005

/s/ CHRISTOPHER G. O’MEARA Christopher G. O’Meara	Executive Vice President, Finance and Chief Financial Officer (Principal Financial Officer)	February 11, 2005

/s/ SYDNEY CAREY Sydney Carey	Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)	February 11, 2005

/s/ ERIC DUNN Eric Dunn	Director	February 11, 2005

/s/ NAREN GUPTA Naren Gupta	Director	February 11, 2005

/s/ PETER JOB Peter Job	Director	February 11, 2005

/s/ PHILIP WOOD Philip Wood	Director	February 11, 2005

II-1

EXHIBIT INDEX

Exhibit No.	Exhibits
3.1(1)	Certificate of Incorporation of Registrant.
3.2(1)	Bylaws of Registrant.
4.1(3)	Form of Registrant’s Common Stock certificate.
10.1(3)	Form of Indemnification Agreement.
10.2(2)	Third Amended and Restated Stockholders Agreement, dated as of July 13, 1999, among Reuters Nederland B.V., Reuters Limited, Cisco Systems, Inc., Mayfield IX, Mayfield Associated Fund III, Vivek Ranadivé and Registrant.
10.3#	1996 Stock Plan, as amended.
10.4#	1998 Director Option Plan, as amended.
10.5#	Employment Agreement between Registrant and Vivek Y. Ranadivé dated November 30, 2004.
10.6(4)	Lease Agreement dated January 21, 2000 between Spieker Properties, L.P. and the Registrant.
10.7(5)#	Extensibility Inc. 2000 Stock Option Plan.
10.8(6)#	Talarian Corporation 2000 Equity Incentive Plan.
10.9(6)#	Talarian Corporation 1998 Equity Incentive Plan.
10.10(6)#	Talarian Corporation 1991 Stock Option Plan.
10.11(6)#	White Barn, Inc. Stock Option Plan.
10.12(6)#	White Barn, Inc. 2000 Equity Incentive Plan.
10.13(7)†	Second Amended and Restated License, Maintenance and Distribution Agreement, dated October 1, 2003, between Reuters Limited and the Registrant.
10.14(7)	Registration and Repurchase Agreement dated October 7, 2003, between Reuters Limited and the Registrant.
10.15(8)	Agreement to Lease and Sell Assets, dated as of June 2, 2003, by and between the Board of Trustees of the Leland Stanford Junior University and 3301 Hillview Holdings, Inc.
10.16(8)	Ground Lease, dated as of June 25, 2003, by and between the Board of Trustees of the Leland Stanford Junior University and 3301 Hillview Holdings, Inc.
10.17(8)	Promissory Note issued on June 25, 2003 to SunAmerica Life Insurance Company by 3301 Hillview Holdings, Inc.
21.1	List of subsidiaries.
23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.
24.1	Power of Attorney (included on signature page).
31.1	Rule 13a – 14(a) / 15d – 14(a) Certification by Chief Executive Officer.
31.2	Rule 13a – 14(a) / 15d – 14(a) Certification by Chief Financial Officer.
32.1	Section 1350 Certification by Chief Executive Officer.
32.2	Section 1350 Certification by Chief Financial Officer.

(1)	These exhibits are incorporated by reference to exhibits filed with the Registrant’s Registration Statement on Form 8-A, filed with the Commission on February 23, 2004.
(2)	These exhibits are incorporated by reference to exhibits filed with the Registrant’s Registration Statement on Form S-1 File No. 333-31358, filed with the Commission on February 29, 2000, as amended.
(3)	These exhibits are incorporated by reference to exhibits filed with the Registrant’s Registration Statement on Form S-1 File No. 333-78195, filed with the Commission on June 18, 1999, as amended.
(4)	These exhibits are incorporated by reference to exhibits filed with the Registrant’s Quarterly Report on Form 10-Q, filed with the Commission on April 17, 2000.
(5)	This exhibit is incorporated by reference to exhibits filed with the Registrant’s Registration Statement on Form S-8 File No. 333-48260, filed with the Commission on October 19, 2000.
(6)	These exhibits are incorporated by reference to exhibits filed with the Registrant’s Registration Statement on Form S-8 File No. 333-88730, filed with the Commission on May 21, 2002.
(7)	This exhibit is incorporated by reference to exhibits filed with the Registrant’s Registration Statement on Form S-3 File No. 333-110304, filed with the Commission on November 6, 2003, as amended.
(8)	These exhibits are incorporated by reference to exhibits filed with the Registrant’s Annual Report on Form 10-K, filed with the Commission on January 20, 2004.
#	Indicates management contract or compensatory plan or arrangement.
†	Confidential treatment granted for certain portions of this exhibit.