Form 10-Q
period 2005-02-27
TIBCO SOFTWARE INC
filed 2005-04-08
CIK 1085280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 27, 2005

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

The number of shares outstanding of the registrant’s Common Stock, $0.001 par value, as of April 5, 2005 was 215,788,072.

TIBCO SOFTWARE INC.

TIBCO SOFTWARE INC.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except per share data)

	As of February 28, 2005	As of November 30, 2004
ASSETS

Current assets:
Cash and cash equivalents	$134,124	$180,849
Short-term investments	368,850	292,686
Accounts receivable, net of allowances; $4,439 and $3,845, respectively	82,501	109,002
Accounts receivable from related parties	14,705	2,886
Other current assets	16,657	16,984

Total current assets	616,837	602,407

Property and equipment, net	117,295	118,058
Other assets	32,204	32,389
Goodwill	265,234	265,137
Acquired intangibles	61,304	64,820

Total assets	$1,092,874	$1,082,811

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$8,119	$7,058
Accrued liabilities	63,346	84,429
Accrued excess facilities costs	9,220	9,489
Deferred revenue	70,643	60,633
Current portion of long-term debt	1,732	1,708

Total current liabilities	153,060	163,317

Accrued excess facilities costs, less current portion	28,050	29,878
Long-term deferred income taxes	18,275	18,991
Long-term debt, less current portion	49,702	50,143

Total liabilities	249,087	262,329

Commitments and contingencies (Note 7)

Stockholders’ equity:
Common stock, $0.001 par value; 1,200,000 shares authorized; 215,655 and 213,912 shares issued and outstanding, respectively	216	214
Additional paid-in capital	947,024	933,223
Unearned stock-based compensation	(139)	(149)
Accumulated other comprehensive income (loss)	(194)	702
Accumulated deficit	(103,120)	(113,508)

Total stockholders’ equity	843,787	820,482

Total liabilities and stockholders’ equity	$1,092,874	$1,082,811

See accompanying notes to condensed consolidated financial statements.

TIBCO SOFTWARE INC.

Condensed Consolidated Statements of Operations (Unaudited)

(in thousands, except per share data)

	Three Months Ended
	February 28, 2005	February 29, 2004
Revenue:
License revenue:
Non-related parties	$36,650	$36,459
Related parties	14,370	4,311

Total license revenue	51,020	40,770

Service and maintenance revenue:
Non-related parties	49,138	29,342
Related parties	2,780	3,519
Reimbursable expenses	1,208	770

Total service and maintenance revenue	53,126	33,631

Total revenue	104,146	74,401

Cost of revenue:
Cost of revenue, non-related parties	27,474	16,399
Cost of revenue, related parties	92	—
Stock-based compensation	5	14

Total cost of revenue	27,571	16,413

Gross profit	76,575	57,988

Operating expenses:
Research and development	16,187	13,094
Sales and marketing	34,121	26,600
General and administrative	9,800	4,803
Stock-based compensation(1)	88	64
Amortization of acquired intangibles	1,883	499

Total operating expenses	62,079	45,060

Income from operations	14,496	12,928

Interest income	2,784	2,113
Interest expense	(682)	(697)
Other income, net	353	199

Income before income taxes	16,951	14,543
Provision for income taxes	6,563	6,015

Net income	$10,388	$8,528

Net income per share:
Basic	$0.05	$0.04

Shares used to compute net income per share – Basic	214,751	209,188

Net income per share:
Diluted	$0.04	$0.04

Shares used to compute net income per share – Diluted	233,675	222,452

(1) Stock-based compensation related to operating expenses classification as follows:
Stock-based compensation
Research and development	$3	$25
Sales and marketing	85	36
General and administrative	—	3

Total stock-based compensation in operating expenses	$88	$64

See accompanying notes to condensed consolidated financial statements.

TIBCO SOFTWARE INC.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Three Months Ended
	February 28, 2005	February 29, 2004
Cash flows from operating activities:
Net income	$10,388	$8,528
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization of property and equipment	3,554	3,264
Amortization of acquired intangibles	3,516	1,691
Stock-based compensation	93	78
Realized (gain) loss on investments, net	20	(443)
Change in deferred income tax	(1,313)	—
Tax benefits related to acquisition	—	4,315
Tax benefits from employee stock option plans	4,335	—
Changes in assets and liabilities:
Accounts receivable	26,481	(328)
Accounts receivable from related parties	(11,819)	(654)
Other assets	630	315
Accounts payable	1,064	(210)
Accrued liabilities and excess facilities costs	(22,803)	(348)
Deferred revenue	10,016	3,337

Net cash provided by operating activities	24,162	19,545

Cash flows from investing activities:
Purchases of short-term investments	(103,896)	(222,010)
Sales and maturities of short-term investments	26,857	315,448
Purchases of property and equipment, net	(2,769)	(1,066)
Purchases of private equity investments	—	(29)
Restricted cash and short-term investments pledged as security	—	(748)

Net cash provided by (used for) investing activities	(79,808)	91,595

Cash flows from financing activities:
Proceeds from exercise of stock options	8,187	4,385
Proceeds from employee stock purchase program	2,969	2,423
Payment for purchase of retired shares	(1,769)	(115,000)
Principal payments on long term debt	(417)	(399)

Net cash provided by (used for) financing activities	8,970	(108,591)

Effect of exchange rate changes on cash	(49)	363

Net change in cash and cash equivalents	(46,725)	2,912
Cash and cash equivalents at beginning of period	180,849	83,278

Cash and cash equivalents at end of period	$134,124	$86,190

Supplemental cash flow information:
Cash paid for taxes	$920	$890
Cash paid for interest	656	677
Non-cash investing and financing activities:
Deferred stock compensation	(131)	(92)

See accompanying notes to condensed consolidated financial statements.

TIBCO SOFTWARE INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by TIBCO Software Inc. (the “Company” or “TIBCO”) in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial position of the Company, and its results of operations and cash flows. These condensed consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and notes thereto as of and for the year ended November 30, 2004 included in the Company’s Annual Report on Form 10-K filed with the SEC on February 14, 2005.

For purposes of presentation, we have indicated the first quarter of fiscal years 2005 and 2004 as ended on February 28, 2005 and February 29, 2004, respectively; whereas in fact, our first fiscal quarter ended on the Sunday nearest to the end of February in 2004 and 2005.

The results of operations for the three months ended February 28, 2005 are not necessarily indicative of the results that may be expected for the year ending November 30, 2005 or any other future interim period, and we make no representations related thereto.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

License revenue consists principally of revenue earned under software license agreements. License revenue is recognized when a signed contract or other persuasive evidence of an arrangement exists, the software has been shipped or electronically delivered, the license fee is fixed or determinable, and collection of the resulting receivable is reasonably assured. When contracts contain multiple elements wherein vendor specific objective evidence exists for all undelivered elements, we account for the delivered elements in accordance with the “Residual Method” prescribed by Statement of Position (“SOP”) 98-9. Revenue from subscription license agreements, which include software, rights to unspecified future products and maintenance, is recognized ratably over the term of the subscription period. Revenue from business partners who embed our products with their solutions is recognized upon receipt of royalty reports from such business partners; and for non-refundable royalties, is recognized upon delivery of our software, provided that all other applicable revenue recognition criteria have been met. Revenue on shipments to resellers, which is generally subject to certain rights of return and price protection, is recognized when the products are sold by the resellers to an end-user customer, and recorded net of related costs to the resellers.

Service revenue consists primarily of revenue received for performing implementation of our software, on-site support, consulting and training. Service revenue is generally recognized as the services are performed.

Maintenance revenue consists of fees for providing software updates on a when and if-available basis and technical support for software products (“post-contract support” or “PCS”). Maintenance revenue is recognized ratably over the term of the agreement.

Payments received in advance of services performed are deferred. Allowances for estimated future returns and discounts are provided for upon recognition of revenue.

TIBCO SOFTWARE INC.

Stock-Based Compensation

We account for employee stock-based compensation plans using the intrinsic value method prescribed by Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” and have adopted the disclosure provisions of Statement of Financial Accounting Standard (“SFAS”) No. 123 “Accounting for Stock-Based Compensation” and SFAS 148 “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of Financial Accounting Standards Board (“FASB”) Statement No. 123”. We account for stock compensation expense related to stock options granted to consultants based on the fair value estimated using the Black-Scholes option pricing model on the date of grant and remeasured at each reporting date in compliance with Emerging Issues Task Force (“EITF”) No. 96-18 “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” As a result, stock based compensation expense fluctuates as the fair market value of our common stock fluctuates. Compensation expense is amortized using the multiple option approach in compliance with FASB Interpretation (“FIN”) No. 28. Pursuant to FIN 44 “Accounting for Certain Transactions involving Stock Compensation—an interpretation of APB 25”, options assumed in a purchase business combination are valued at the date of acquisition at their fair value calculated using the Black-Scholes option pricing model. The fair value of assumed options is included as a component of the purchase price. The intrinsic value attributable to unvested options is recorded as unearned stock based compensation and amortized over the remaining vesting period of the options.

The following table illustrates the effect on net loss and net loss per share if we had applied a fair value method as prescribed by SFAS 123 for the periods indicated (in thousands, except per share data):

	Three Months Ended
	February 28, 2005	February 29, 2004
Net income, as reported	$10,388	$8,528
Add: Total stock-based employee compensation expense determined under intrinsic value based method for all awards, net of related tax effects	9	58
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(7,651)	(10,305)

Pro forma net income (loss)	$2,746	$(1,719)

Net income (loss) per share:
Basic – as reported	$0.05	$0.04

Basic – pro forma	$0.01	$(0.01)

Diluted – as reported	$0.04	$0.04

Diluted – pro forma	$0.01	$(0.01)

These pro forma amounts disclosed above may not be representative of the effects for future periods or years.

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

Cash, Cash Equivalents, and Short-Term Investments

We consider all highly liquid investment securities with remaining maturities, at the date of purchase, of three months or less to be cash equivalents. Management determines the appropriate classification of marketable securities at the time of purchase and evaluates such designation as of each balance sheet date. To date, all marketable securities have been classified as available-for-sale and are carried at fair value with unrealized gains and losses, if any, included as a component of accumulated other comprehensive income (loss) in stockholders’ equity. Interest, dividends and realized gains and losses are included in interest income and other income (expense). Realized gains and losses are recognized based on the specific identification method.

TIBCO SOFTWARE INC.

Marketable securities, which are classified as available-for-sale, are summarized below as of February 28, 2005 and November 30, 2004 (in thousands):

	Purchase/ Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value	Classified on Balance Sheet as:
					Cash and Cash Equivalents	Short-term Investments
As of February 28, 2005
U.S. Government debt securities	$156,668	$—	$(1,716)	$154,952	$—	$154,952
Corporate debt securities	104,408	8	(758)	103,658	—	103,658
Notes and other securities	54,338	3	(279)	54,062	14,627	39,435
Auction rate securities	70,800	—	—	70,800	—	70,800
Marketable equity securities	6	—	(1)	5	—	5
Money market funds	454	—	—	454	454	—

Total	$386,674	$11	$(2,754)	$383,931	$15,081	$368,850

As of November 30, 2004
U.S. Government debt securities	$161,180	$—	$(1,022)	$160,158	$—	$160,158
Corporate debt securities	93,183	7	(568)	92,622	—	92,622
Notes and other securities	60,117	12	(320)	59,809	19,943	39,866
Marketable equity securities	40	—	—	40	—	40
Money market funds	237	—	—	237	237	—

Total	$314,757	$19	$(1,910)	$312,866	$20,180	$292,686

Fixed income securities are summarized by their contractual maturities as follows (in thousands):

	As of February 28, 2005	As of November 30, 2004
Contractual maturities
Less than one year	$124,844	$123,269
One to three years	173,201	169,377
Over three years	70,800	—

Total	$368,845	$292,646

The following table summarizes the net realized gains (losses) on short-term investments for the periods presented (in thousands):

	Three Months Ended
	February 28, 2005	February 29, 2004
Realized gains	$—	$548
Realized losses	(20)	(105)

Net realized gains (losses)	$(20)	$443

TIBCO SOFTWARE INC.

Valuation and Impairment of Investments

We monitor our investment portfolio for impairment on a periodic basis. In the event that the carrying value of an investment exceeds its fair value and the decline in value is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis for the investment is established. In order to determine whether a decline in value is other-than-temporary, we evaluate, among other factors: the duration and extent to which the fair value has been less than the carrying value; the financial condition of and business outlook for the company, including key operational and cash flow metrics, current market conditions and future trends in the company’s industry; the company’s relative competitive position within the industry; and our intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair market value.

In accordance with EITF 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”, the following table summarizes the fair value and gross unrealized losses related to available-for-sale securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of February 28, 2005 (in thousands):

	Less than 12 months		Greater than 12 months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Government debt securities	$152,958	$(1,709)	$1,994	$(7)	$154,952	$(1,716)
Corporate debt securities	53,840	(452)	38,810	(306)	92,650	(758)
Notes and other securities	20,225	(84)	18,393	(195)	38,618	(279)

	$227,023	$(2,245)	$59,197	$(508)	$286,220	$(2,753)

Fair value was individually determined for each security in the investment portfolio. The decline in fair value of these investments is primarily related to changes in interest rates and is considered to be temporary in nature.

Goodwill and Other Intangible Assets

In accordance with SFAS 142, “Goodwill and Other Intangible Assets”, goodwill and intangible assets with indefinite useful lives are not amortized, but are tested for impairment at least annually or as circumstances indicate their value may no longer be recoverable. Goodwill impairment testing is a two-step process. For the first step we screen for impairment and, if any impairment exists, we undertake a second step of measuring such impairment. Other purchased intangible assets with definite useful lives are amortized over their useful lives.

Impairment of Long-Lived Assets

We evaluate the recoverability of our long-lived assets in accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” When events or changes in circumstances indicate that the carrying amount of long-lived assets may not be recoverable, we recognize such impairment in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets. No impairment losses were incurred in the periods presented.

Recent Accounting Pronouncements

In December 2004, FASB issued SFAS 123(R), “Share-Based Payment”, which replaces SFAS 123 and supersedes APB 25. In January 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107, providing supplemental implementation guidance for SFAS 123(R). SFAS 123(R) requires that compensation costs relating to share-based payment transactions be recognized in financial statements. The pro forma disclosure previously permitted under SFAS 123 will no longer be an acceptable alternative to recognition of expenses in the financial statements. SFAS 123(R) is effective as of the beginning of the first reporting period that begins after June 15, 2005, with early adoption encouraged. We are required to adopt SFAS 123(R) starting from the fourth fiscal quarter of 2005. SFAS 123(R) also provides three alternative transition methods for its adoption. We currently measure compensation costs related to share-based payments under APB 25, as allowed by SFAS 123, and provide disclosure in notes to our financial statements as required by SFAS 123. We expect the adoption of SFAS 123(R) and SAB 107 will have a material adverse impact on our net income and net income per share. We are currently evaluating the extent of such impact and have not determined which transition method we will use in adopting SAFS 123(R).

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

In December 2004, FASB Staff Position No. FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP FAS 109-2”) was issued, providing guidance under SFAS 109, “Accounting for Income Taxes” for recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004, enacted on October 22, 2004 (the “Jobs Act”). FSP FAS 109-2 allows time beyond the financial reporting period of enactment to evaluate the effects of the Jobs Act before applying the requirements of FSP FAS 109-2. Accordingly, we are evaluating the potential effects of the Jobs Act and have not adjusted our tax expense or deferred tax liability to reflect the requirements of FSP FAS 109-2.

TIBCO SOFTWARE INC.

3. BUSINESS COMBINATIONS

Staffware plc

On June 7, 2004, we acquired Staffware plc (“Staffware”), a provider of business process management (“BPM”) solutions that enable companies to automate, refine and manage their business processes. The addition of Staffware’s BPM solutions enabled us to offer our combined customer base a more robust and expanded real-time business integration solution, and increased our distribution capabilities through the cross-selling of products into new geographic regions. These factors contributed to a purchase price exceeding the fair value of Staffware’s net tangible and intangible assets acquired; as a result, we have recorded goodwill in connection with this transaction, none of which is deductible for income tax purposes.

The total purchase price of approximately $237.1 million was comprised of $139.7 million in cash, the issuance of 10.9 million shares of our common stock valued at $92.3 million and approximately $5.1 million in direct transactions costs, including legal, valuation and accounting fees.

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

The Staffware acquisition was accounted for under SFAS 141 “Business Combinations” and certain specified provisions of SFAS 142 “Goodwill and Other Intangible Assets”. The results of operations of Staffware are included in our Consolidated Statement of Operations from June 7, 2004. The following table summarizes the allocation of the purchase price to the assets acquired and liabilities assumed based on their fair values at the date of acquisition, and as adjusted (in thousands):

Cash acquired		$27,190
Tangible assets acquired:
Accounts receivable	$16,433
Other current assets	2,078
Property and equipment	4,623
Deferred tax assets	5,037
Other non-current assets	1,743

Total tangible assets acquired	29,914	29,914
Amortizable intangible assets:
Developed technology	21,700
Patents/core technology	14,200
Maintenance contracts	14,400
Customer base	14,000
Trademarks	3,500

Total amortizable intangible assets	67,800	67,800
In-process research and development		2,200
Goodwill, as adjusted		164,120

Total assets acquired		291,224
Liabilities assumed:
Accounts payable	(1,854)
Accrued liabilities	(20,114)
Deferred revenue	(11,391)

Total liabilities assumed	(33,359)	(33,359)
Deferred tax liability for acquired intangibles		(20,736)

Total purchase price		$237,129

In-process research and development, relating to development projects which had not reached technological feasibility and that were of no future alternative use, was expensed upon consummation of the acquisition. Other identifiable intangible assets, including developed technology, customer base and trademarks, are being amortized over their useful lives of 5 years; and patents / core technology and maintenance contracts are being amortized over their useful lives of 8 years.

TIBCO SOFTWARE INC.

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

The goodwill recorded in connection with the acquisition of Staffware was $164.1 million, which represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. In accordance with SFAS 142, goodwill is not being amortized and will be tested for impairment annually or sooner, if circumstances indicate that impairment may have occurred.

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

	Excess Facilities	Workforce Reduction and Other	Total
Original accrual	$2,913	$2,774	$5,687
Utilized in fiscal year 2004	(68)	(1,719)	(1,787)

Balance as of November 30, 2004	2,845	1,055	3,900
Utilized or adjusted in the quarter	(156)	(993)	(1,149)

Balance as of February 28, 2005	$2,689	$62	$2,751

The acquisition integration liabilities are based on our integration plan which focuses principally on the elimination of redundancies in administrative overhead, support activities, and research and development organizations, as well as the restructuring and repositioning of sales and marketing.

The workforce reductions represent the planned termination of 30 Staffware employees, including two research and development, three customer support, 15 sales and marketing, and 10 administrative personnel. The balance remaining as of February 28, 2005 is expected to be utilized before the end of fiscal year 2005 and is expected to be funded through cash flows from operations.

The results of operations of Staffware are included in our Consolidated Statements of Operations from June 7, 2004, the date of acquisition. For the purposes of presenting the unaudited pro forma financial information, we used the adjusted income statements of Staffware for the three-months ended February 29, 2004. If we had acquired Staffware at the beginning of fiscal year 2004, our unaudited pro forma net revenues, net income and net income per share would have been as follows (in thousands):

Three Months Ended February 29, 2004
Revenue	$93,582

Net income	$8,994

Net income per share – Basic	$0.04

Net income per share – Diluted	$0.04

TIBCO SOFTWARE INC.

4. GOODWILL AND OTHER INTANGIBLES

In accordance with SFAS 142, our goodwill is not amortized, but is tested for impairment at least annually, or sooner, if circumstances indicate its value may no longer be recoverable. SFAS 142 prescribes a two-step process for impairment testing of goodwill. For the first step we screen for impairment and, if any impairment exists, we undertake a second step of measuring such impairment. We generally perform our goodwill impairment test annually in our fourth fiscal quarter, and the last impairment test was completed for the fiscal year ended November 30, 2004. SFAS 142 requires impairment testing based on reporting units. Following our acquisition of Staffware in June 2004, we re-evaluated our business and determined that we continue to operate in one segment, which we consider our sole reporting unit. Therefore, goodwill was tested and will continue to be tested for impairment at the entity level. To date, we have determined that there has been no impairment of goodwill.

The change in the carrying amount of goodwill for the three months ended February 28, 2005 was as follows (in thousands):

Goodwill
Balance as of November 30, 2004	$265,137
Adjustment to Staffware goodwill	97

Balance as of February 28, 2005	$265,234

Our acquired intangible assets are being amortized on a straight line basis over their estimated useful lives. The following is a summary of the weighted average lives and the carrying values of our acquired intangible assets by category (in thousands):

		As of February 28, 2005			As of November 30, 2004
	Weighted Average Life	Gross Amount	Accumulated Amortization	Net Carrying Amount	Gross Amount	Accumulated Amortization	Net Carrying Amount
Developed technologies	4.8 years	$43,630	$(23,862)	$19,768	$43,630	$(22,230)	$21,400
Customer bases	4.9 years	19,060	(7,074)	11,986	19,060	(6,365)	12,695
Patents	8.0 years	14,200	(1,331)	12,869	14,200	(887)	13,313
Trademarks	4.9 years	5,150	(2,066)	3,084	5,150	(1,878)	3,272
Non-compete agreements	2.0 years	480	(480)	—	480	(480)	—
OEM customer royalty agreements	5.0 years	1,000	(567)	433	1,000	(517)	483
Maintenance agreements	7.8 years	15,000	(1,836)	13,164	15,000	(1,343)	13,657

Total		$98,520	$(37,216)	$61,304	$98,520	$(33,700)	$64,820

Amortization of developed technologies is included in cost of revenue, while the amortization of other acquired intangibles is included in operating expenses. The following summarizes the amortization expense of acquired intangible assets for the periods indicated (in thousands):

	Three Months Ended
	February 28, 2005	February 29, 2004
Amortization of acquired intangible assets
In cost of revenue	$1,633	$1,192
In operating expenses	1,883	499

Total	$3,516	$1,691

As of February 28, 2005, we expect the amortization of acquired intangible assets for future periods to be as follows (in thousands):

Estimated Amortization Expense
Remainder of year ending November 30, 2005	$9,574
Year ending November 30, 2006	11,898
Year ending November 30, 2007	11,776
Year ending November 30, 2008	11,623
Thereafter	16,433

Total	$61,304

TIBCO SOFTWARE INC.

5. ACCRUED RESTRUCTURING AND INTEGRATION COSTS

In the third quarter of fiscal year 2004, we recorded $2.2 million in additional restructuring charges related to properties vacated in connection with a facilities consolidation. The additional facilities charges resulted from revisions to our estimates of future sublease income due to the prolonged recovery in the real estate market. The estimated facility costs were based on the Company’s contractual obligations, net of estimated sublease income, based on current comparable rates for leases in their respective markets. Should facilities operating lease rental rates continue to decrease in these markets or should it take longer than expected to find a suitable tenant to sublease these facilities, the actual loss could exceed this estimate by approximately $4.3 million.

In connection with our acquisition of Staffware in the third quarter of fiscal year 2004, we recorded an accrual of $2.9 million for the estimated losses on Staffware facilities that we expect to abandon. In addition, we recorded an accrual of $2.6 million for severance related to the termination of redundant Staffware personnel and $0.2 million related to cancellation of marketing programs.

The following is a summary of activities in accrued restructuring costs during fiscal year 2004, and the quarter ended February 28, 2005 (in thousands).

	Accrued Excess Facilities				Accrued Severance and Other				Total
	Restruc- turing	Talarian Integration	Staffware Integration	Subtotal	Restruc- turing	Talarian Integration	Staffware Integration	Subtotal
Balance as of Nov 30, 2003	$38,370	$4,152	$—	$42,522	$—	$—	$—	$—	$42,522
Restructuring charge	2,186	—	—	2,186	—	—	—	—	2,186
Acquisition integration costs	—	—	2,913	2,913	—	—	2,774	2,774	5,687
Non-cash write-down of furniture and fixture	—	(358)	—	(358)	—	—	—	—	(358)
Net cash utilized in 2004	(6,135)	(1,693)	(68)	(7,896)	—	—	(1,719)	(1,719)	(9,615)

Balance as of Nov 30, 2004	34,421	2,101	2,845	39,367	—	—	1,055	1,055	40,422
Acquisition integration costs adjustment	—	—	—	—	—	—	(352)	(352)	(352)

Non-cash write-down of furniture and fixture	—	—	(63)	(63)	—	—	—	—	(63)

Net cash utilized in the quarter	(1,507)	(434)	(93)	(2,034)	—	—	(641)	(641)	(2,675)

Balance as of Feb 28, 2005	$32,914	$1,667	$2,689	$37,270	$—	$—	$62	$62	$37,332

Accrued excess facilities costs represent the estimated loss on abandoned facilities, net of sublease income, which is expected to be paid over the next six years. As of February 28, 2005, $28.1 million of the accrued excess facilities costs were classified as long-term liabilities based on the Company’s current expectation that it will have to pay the remaining lease payments over the remaining term of the related leases. Accrued severance and other costs are included in the Condensed Consolidated Balance Sheets as a component of accrued liabilities.

6. LONG TERM DEBT AND LINE OF CREDIT

Mortgage Note Payable

In connection with the purchase of our corporate headquarters in June 2003, we recorded a $54.0 million mortgage note payable to a financial institution collateralized by the commercial real property acquired. The mortgage note payable carries a fixed annual interest rate of 5.09% and a 20-year amortization. The principal balance remaining at the end of the ten-year term of $33.9 million is due as a final lump sum payment on July 1, 2013. We are prohibited from acquiring another company without prior consent from the lender unless we maintain between $100.0 million and $300.0 million of cash and cash equivalents, depending on various other non-financial terms as defined in the agreements. In addition, we are subject to certain non-financial covenants as defined in the agreements. We were in compliance with all covenants as of February 28, 2005.

We capitalized $0.7 million in financing fees in connection with the mortgage note payable. These fees are included in Other Assets on the Condensed Consolidated Balance Sheets and are amortized to interest expense over the ten year term of the loan.

Line of Credit

We have a $20.0 million revolving line of credit that matures on June 23, 2005. The revolving line of credit is available for cash borrowings and for the issuance of letters of credit up to $20.0 million. As of February 28, 2005, no borrowings were outstanding under the facility and a $13.0 million irrevocable letter of credit was outstanding, leaving $7.0 million of available credit for additional letters of credit or cash loans. The $13.0 million irrevocable letter of credit outstanding was issued in connection with the mortgage note payable.

TIBCO SOFTWARE INC.

The letter of credit automatically renews for successive one-year periods, until the mortgage note payable has been satisfied in full. We are required to maintain a minimum of $150.0 million in unrestricted cash, cash equivalents, and short-term investment balances as well as comply with other non-financial covenants defined in the agreement. As of February 28, 2005, the Company was in compliance with all covenants under the revolving line of credit.

7. COMMITMENTS AND CONTINGENCIES

Letters of Credit

In connection with the mortgage note payable (Note 6 above), we entered into an irrevocable letter of credit in the amount of $13.0 million. The letter of credit automatically renews for successive one-year periods, until the mortgage note payable has been satisfied in full and is collateralized by the line of credit.

In connection with a facility lease, we have an irrevocable letter of credit in the amount of $4.5 million. The letter of credit automatically renews annually for the duration of the lease term, which expires in December 2010.

We have an additional irrevocable letter of credit in the amount of $0.9 million in connection with a facility surrender agreement. The letter of credit automatically renews annually and expires in June 2006.

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

Operating Commitments

We lease office space and equipment under non-cancelable operating leases with various expiration dates through March 2014. Rental expense was approximately $1.9 million and $1.5 million for the three months ended February 28, 2005 and February 29, 2004, respectively.

As of February 28, 2005, contractual commitments associated with indebtedness and lease obligations were as follows (in thousands):

	Total	Remainder of 2005	2006	2007	2008	2009	Thereafter
Operating commitments:
Debt principal	$51,433	$1,290	$1,798	$1,892	$1,990	$2,094	$42,369
Debt interest	18,547	1,942	2,511	2,417	2,319	2,215	7,143
Operating leases	28,764	4,002	4,394	3,780	3,648	3,128	9,812

Total operating commitments	98,744	7,234	8,703	8,089	7,957	7,437	59,324
Restructuring-related commitments:
Operating leases, net of sublease income	39,071	5,106	5,796	6,377	6,798	6,997	7,997

Total commitments	$137,815	$12,340	$14,499	$14,466	$14,755	$14,434	$67,321

Restructuring-related lease obligations were as follows (in thousands):

	Total	Remainder of 2005	2006	2007	2008	2009	Thereafter
Gross lease obligations	$47,012	$7,140	$7,802	$7,723	$7,798	$7,816	$8,733
Sublease income	(7,941)	(2,034)	(2,006)	(1,346)	(1,000)	(819)	(736)

Net lease obligations	$39,071	$5,106	$5,796	$6,377	$6,798	$6,997	$7,997

As of February 28, 2005, future minimum lease payments under restructured non-cancelable operating leases include $32.9 million provided for as accrued restructuring costs and $1.7 million and $2.7 million for acquisition integration liabilities related to our acquisitions of Talarian and Staffware, respectively. These amounts are included in Accrued Excess Facilities Costs on our Condensed Consolidated Balance Sheets.

TIBCO SOFTWARE INC.

Derivative Instruments

We conduct business in North America, South America, Europe, the Pacific Rim and the Middle East. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. A majority of our sales are currently made in U.S. dollars. To manage currency exposure related to net assets and liabilities denominated in foreign currencies, we enter into forward contracts for certain foreign currency denominated accounts receivable. We do not enter into derivative financial instruments for trading purposes. Gains and losses on the contracts are included in other income (expense) in our Condensed Consolidated Statements of Operations. Our forward contracts relating to accounts receivable generally have original maturities corresponding to the due dates of the receivables. We had outstanding forward contracts as of February 28, 2005 with notional amounts totaling approximately $7.3 million which expire at various dates through April 2005. The fair value of these contracts as of February 28, 2005 was approximately $7.4 million.

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

Legal Proceedings

We, certain of our directors and officers and certain investment bank underwriters have been named in a putative class action for violation of the federal securities laws in the U.S. District Court for the Southern District of New York (“Court”), captioned “In re TIBCO Software Inc. Initial Public Offering Securities Litigation.” This is one of a number of cases challenging underwriting practices in the initial public offerings (“IPOs”) of more than 300 companies, which have been coordinated for pretrial proceedings as “In re Initial Public Offering Securities Litigation.” Plaintiffs generally allege that the underwriters engaged in undisclosed and improper underwriting activities, namely the receipt of excessive brokerage commissions and customer agreements regarding post-offering purchases of stock in exchange for allocations of IPO shares. Plaintiffs also allege that various investment bank securities analysts issued false and misleading analyst reports. The complaint against us claims that the purported improper underwriting activities were not disclosed in the registration statements for our IPO and secondary public offering and seeks unspecified damages on behalf of a purported class of persons who purchased our securities or sold put options during the time period from July 13, 1999 to December 6, 2000.

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

A proposal to settle the claims against all of the issuers and individual defendants in the coordinated litigation was conditionally accepted by us and given conditional preliminary Court approval. The completion of the settlement is subject to a number of conditions, including final Court approval. Under the settlement, the plaintiffs will dismiss and release all claims against participating defendants in exchange for a contingent payment guaranty by the insurance companies collectively responsible for insuring the issuers in the action, and the assignment or surrender to the plaintiffs of certain claims the issuer defendants may have against the underwriters. Under the guaranty, the insurers will be required to pay an amount equal to $1.0 billion less any amounts ultimately collected by the plaintiffs from the underwriter defendants in all the cases.

TIBCO SOFTWARE INC.

8. COMPREHENSIVE INCOME

Comprehensive income includes net income and other comprehensive income (loss), which consists of unrealized gains and losses on available-for-sale securities and cumulative translation adjustments. A summary of the comprehensive income for the periods indicated is as follows (in thousands):

	Three Months Ended
	February 28, 2005	February 29, 2004
Net income	$10,388	$8,528
Translation gain (loss)	(40)	233
Change in unrealized gain (loss) on investments	(856)	1,374

Comprehensive income	9,492	10,135

Components of accumulated other comprehensive income (loss), disclosed as a separate component of stockholder’s equity in the accompanying Condensed Consolidated Balance Sheets, are as follows (in thousands):

	Unrealized Gain (Loss) in Available-for-Sale Securities	Foreign Currency Translation	Accumulated Other Comprehensive Income (Loss)
Balance as of November 30, 2004	$(1,873)	$2,575	$702
Change during period	(856)	(40)	(896)

Balance as of February 28, 2005	$(2,729)	$2,535	$(194)

9. PROVISION FOR INCOME TAXES

Our current estimate of our annual effective tax rate on anticipated operating income for the fiscal year 2005 is 39%. The estimated annual effective tax rate of 39% has been used to record the provision for income taxes for the three-month period ended February 28, 2005 compared with an effective tax rate of 41% used to record the provision for income taxes for the comparable three month period in 2004. The estimated annual effective tax rate differs from the U.S. statutory rate primarily due to state taxes, non-deductible expenses and change in the valuation allowance. We maintained a full valuation allowance on our U.S. net deferred tax assets because we expect that it is more likely than not that all deferred tax assets will not be realized in the foreseeable future. We continue to monitor the recoverability of our deferred tax assets and, if management determines it is more likely than not that some or all of our U.S. deferred tax assets will be realized in the foreseeable future, we will adjust our valuation allowance accordingly.

10. NET INCOME PER SHARE

Basic net income per share is computed by dividing the net income available to common stockholders for the period by the weighted average number of common shares outstanding during the period less common shares subject to repurchase. Diluted net income per share is computed by dividing the net income for the period by the weighted average number of common shares and potential common shares outstanding during the period if their effect is dilutive. Certain potential common shares were not included in computing net income per share because they were anti-dilutive.

The following table sets forth the computation of basic and diluted net income per share for the periods indicated (in thousands, except per share amounts):

	Three Months Ended
	February 28, 2005	February 29, 2004
Net income	$10,388	$8,528

Number of common shares equivalent used to compute basic net income per share	214,751	209,188
Effect of dilutive securities:
Common stock equivalents	18,924	13,253
Common stock subject to repurchase	—	11

Number of common shares equivalent used to compute diluted net income per share	233,675	222,452

Net income per share—Basic	$0.05	$0.04

Net income per share—Diluted	$0.04	$0.04

TIBCO SOFTWARE INC.

The following potential common shares are not included in the diluted net income per share calculation above, because to do so would be anti-dilutive for the periods indicated (in thousands):

	Three Months Ended
	February 28, 2005	February 29, 2004
Options to purchase common stock	6,581	19,540

11. RELATED PARTY TRANSACTIONS

Reuters

We have commercial arrangements with affiliates of Reuters Group PLC (“Reuters”), a stockholder of TIBCO. Revenue from Reuters consists primarily of product license and maintenance fees on its sales of TIBCO products under the terms of our license, maintenance and distribution agreement with Reuters. The following is a summary of revenue from Reuters for the periods indicated (in thousands):

	Three Months Ended
	February 28, 2005	February 29, 2004
License fees	$14,370	$4,286
Service and maintenance revenue:
Maintenance	2,729	2,990
Services contracts	51	133

Total service and maintenance	2,780	3,123

Total revenue from Reuters	$17,150	$7,409

Accounts receivable due from Reuters totaled $14.7 million and $2.9 million, as of February 28, 2005 and November 30, 2004, respectively. We incurred a negligible amount in royalty and commission expense payable to Reuters in the three months ended February 28, 2005 and February 29, 2004.

Reuters is considered a related party because it owns more than 5% of our issued and outstanding shares of common stock. In February 2004, Reuters sold 69 million of our outstanding shares in a registered public offering at a price of $6.85. Pursuant to the terms of the Registration and Repurchase Agreement with Reuters, we repurchased and retired 16.8 million shares of our common stock at the same price of $6.85 per share, totaling $115.0 million, completing our obligation to repurchase shares from Reuters. Since February 2004, Reuters’ ownership of the issued and outstanding shares of our common stock has been less than 10%.

Reuters is a distributor of our products to customers in the financial services segment. Pursuant to a commercial agreement, Reuters acted as a non-exclusive reseller of our products to certain specified customers in the financial services market through March 2005 and paid us a distribution license fee equal to 60% of license revenue it received from sales to such customers. Reuters may also use our products internally and embed them into its solutions. Reuters paid us minimum guaranteed fees in the amount of $5 million per quarter through March 2005. The quarterly minimum guaranteed fees were reduced by an amount equal to 10% of the license and maintenance revenue from our sales to financial services companies. Furthermore, our agreement (as amended in February 2005) requires us to provide Reuters with internal maintenance and support for a fee of $1.0 million per year plus an annual CPI-based increase until December 2012. Reuters has been transitioning maintenance and support of our products for its customers, as well as associated revenues, since entering into this current agreement. As a result, we have been providing maintenance and support services directly to customers transitioned from Reuters since the fourth quarter of fiscal year 2003. In addition to acting as a reseller of our products in the financial services market, Reuters is eligible to receive a fee of between 5% and 20% of license revenue from sales to approved customers referred to us by Reuters, depending upon the level of assistance Reuters provides in supporting the sale.

In February 2005, we amended our agreement with Reuters. Pursuant to the terms of the amendment, we granted Reuters a right to distribute certain of our products in conjunction with the sale by Reuters to end users of its market data delivery solutions. The initial term of the amendment is one year, which may be extended by Reuters for two additional one-year periods, upon payment of additional license fees. The initial $9.9 million non-refundable prepaid royalty was recognized as related party license revenue in the three months ended February 28, 2005. Another $1.1 million under the amended agreement represents maintenance fees and will be recognized ratably over the one year maintenance period. In addition, the agreement was amended to increase the range of fees that Reuters will be eligible to receive to between 5% and 30% of revenue (depending upon the level of assistance provided by Reuters) from sales to approved customers referred to TIBCO by Reuters.

TIBCO SOFTWARE INC.

Cisco Systems

Prior to the third quarter of fiscal year 2004, Cisco Systems, Inc. (“Cisco”) owned more than 5% of our outstanding common stock. During the second half of fiscal year 2004, Cisco’s ownership was reduced to less than 5% of our outstanding common stock. Accordingly, beginning in the third quarter of fiscal year 2004, we no longer considered Cisco to be a related party.

During the three months ended February 29, 2004, while Cisco was considered a related party, we recorded revenue of $0.4 million from Cisco.

12. SEGMENT INFORMATION

Operating segments are defined as components of an enterprise for which separate financial information is available and evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is its Chief Executive Officer.

We operate our business in one reportable segment: the development and marketing of a suite of software products that enables businesses to link internal operations, business partners and customer channels through the real-time distribution of information.

Revenue by geographic region is summarized as follows (in thousands):

	Three Months Ended
	February 28, 2005	February 29, 2004
Americas:
United States of America	$53,552	$26,548
Other Americas	2,239	2,138
Europe, Middle East and Africa:
United Kingdom	24,249	11,073
Italy	3,194	14,236
Other countries	16,371	13,135
Pacific Rim	4,541	7,271

Total Revenue	$104,146	$74,401

The majority of the revenue received in the United Kingdom was from Reuters, a related party (Note 11), which accounted for $17.2 million or 16% of total revenue and $7.4 million or 10% of total revenue for the three months ended February 28, 2005 and February 29, 2004, respectively. No other customer accounted for more than 10% of total revenue for the three months ended February 28, 2005 and one customer in Italy accounted for $11.9 million or 16% of total revenue for the three months ended February 29, 2004.

Amounts receivable from Reuters totaled $14.7 million as of February 28, 2005, and $2.9 million as of November 30, 2004. No other customer had a balance in excess of 10% of our net accounts receivable at February 28, 2005 or November 30, 2004.

TIBCO SOFTWARE INC.

Long-lived assets by major country are summarized as follows (in thousands):

	As of February 28, 2005	As of November 30, 2004
United States of America	$145,219	$145,440
United Kingdom	52,487	56,416
Other countries	13,097	13,411

Total long-lived assets	$210,803	$215,267

13. SUBSEQUENT EVENT

In March 2005, the Company acquired the assets and certain liabilities of ObjectStar International Limited, a mainframe integration solutions provider, for approximately $20.8 million in cash.

In April 2005, the Company’s Board of Directors approved a restructuring plan to realign its cost structure within the European region. The restructuring plan will result in the termination of approximately 70 employees in all functional areas. The Company expects to record a total restructuring charge of approximately $3.5 to $4.0 million in the second quarter of fiscal year 2005.

TIBCO SOFTWARE INC.

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

In June 2004, we acquired Staffware plc, a provider of BPM solutions that enable businesses to automate, refine and manage their processes. The addition of Staffware’s BPM solutions enabled us to offer our combined customer base an expanded real-time business integration solution, by making it easier for our customers to utilize their existing systems through real-time information exchange and automation and management of enterprise business processes regardless of where such processes reside. BPM enables companies to save time and money by driving costs and time out of business processes (for example, reducing error rates or manual steps), while at the same time ensuring that business processes are compliant with internal procedures and external regulations. Our acquisition of Staffware also increased our distribution capabilities through the cross-selling of products into new geographic regions, as well as an expanded customer and partner base.

Our products are currently licensed by companies worldwide in diverse industries such as telecommunications, retail, healthcare, manufacturing, energy, transportation, logistics, financial services, government and insurance. We sell our products through a direct sales force and through alliances with leading software vendors and systems integrators.

Our revenue consists primarily of license and maintenance fees from our customers and distributors, including fees from Reuters pursuant to our license agreement, which were primarily attributable to sales of our software. In addition, we receive fees from our customers for providing consulting services. We also receive revenue from our strategic relationships with business partners who embed our products in their hardware and networking systems as well as from systems integrators who resell our products.

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

Our revenue is generally derived from a diverse customer base. Other than Reuters, which accounted for 16% and 10% of our total revenue for the first quarter of fiscal years 2005 and 2004, respectively, no single customer represented greater than 10% of total revenue for the three months ended February 28, 2005. For the three months ended February 29, 2004, revenue from one other customer, Telecom Italia and its affiliates, accounted for 16% of total revenue. As of February 28, 2005, no single customer, other than Reuters, had a balance in excess of 10% of our net accounts receivable. We establish allowances for doubtful accounts based on our evaluation of collectibility and an allowance for returns and discounts based on specifically identified credits and historical experience.

TIBCO SOFTWARE INC.

Relationship with Reuters

Reuters is a distributor of our products to customers in the financial services segment. Pursuant to the terms of our agreement, Reuters acted as a non-exclusive reseller of our products to certain specified customers in the financial services market through March 2005 and paid us a distribution license fee equal to 60% of license revenue it received from sales to such customers. Reuters may also use our products internally and embed them into its solutions. Reuters paid us minimum guaranteed fees in the amount of $5.0 million per quarter through March 2005. The quarterly minimum guaranteed fees were reduced by an amount equal to 10% of the license and maintenance revenues from our sales to financial services companies. After March 2005, we will no longer receive such minimum guaranteed fees and will have to replace such revenue with direct sales either to financial services companies or increased sales in other sectors. Furthermore, our agreement (as amended in February 2005) requires us to provide Reuters with internal maintenance and support for a fee of $1.0 million per year plus an annual CPI-based increase until December 2012. This amount was recognized ratably over the corresponding period as related party service and maintenance revenue. We now have the right to market and sell our products, other than risk management and market data distribution products, directly and through third party resellers (other than a few specified resellers) to customers in the financial services market. The limitations on our ability to sell risk management and market data distribution products and on reselling through the specified resellers will expire in May 2008.

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

In February 2005, we amended our agreement with Reuters. Pursuant to the terms of the amendment, we granted Reuters a right to distribute certain of our products in conjunction with the sale by Reuters to end users of its market data delivery solutions. The initial term of the amendment is one year, which may be renewed by Reuters for two additional one-year periods, upon payment of additional license fees. The initial $9.9 million non-refundable prepaid royalty was recognized as related party license revenue in the three months ended February 28, 2005. Another $1.1 million under the amended agreement represents maintenance fees and will be recognized ratably over the one year maintenance period. In addition, the agreement was amended to increase the range of fees that Reuters will be eligible to receive to between 5% and 30% of revenue (depending upon the level of assistance provided by Reuters) from sales to approved customers referred to TIBCO by Reuters.

As of February 28, 2005, Reuters owned less than 10% of our outstanding capital stock.

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

Our significant accounting policies are described in Note 2 to the annual consolidated financial statements as of and for the year ended November 30, 2004, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 14, 2005, and notes to condensed consolidated financial statements as of and for the three month period ended February 28, 2005, included herein. We believe our most critical accounting policies, which have not changed since November 30, 2004, include the following:

•	revenue recognition;

•	accounts receivable, allowances for doubtful accounts, returns and discounts;

•	stock-based compensation;

•	valuation and impairment of investments;

•	goodwill and other intangible assets;

•	impairment of long-lived investments;

•	accounting for restructuring and integration costs; and

•	provision for income taxes.

TIBCO SOFTWARE INC.

RESULTS OF OPERATIONS

The following table sets forth the components of our results of operations as percentages of total revenue for the periods indicated:

	Three Months Ended
	February 28, 2005	February 29, 2004
Revenue:
License revenue:
Non-related parties	35%	49%
Related parties	14	6

Total license revenue	49	55

Service and maintenance revenue:
Non-related parties	47	39
Related parties	3	5
Reimbursable expenses	1	1

Total service and maintenance revenue	51	45

Total revenue	100	100

Cost of revenue:
Cost of revenue non-related parties	26	22
Cost of revenue related parties	—	—
Stock-based compensation	—	—

Total cost of revenue	26	22

Gross profit	74	78

Operating expenses:
Research and development	16	18
Sales and marketing	33	36
General and administrative	9	6
Stock-based compensation	—	—
Amortization of acquired intangibles	2	1

Total operating expenses	60	61

Income from operations	14	17
Interest income	3	3
Interest expense	(1)	(1)
Other income (expense), net	—	—

Income before income taxes	16	19
Provision for income taxes	6	8

Net income	10%	11%

REVENUE

Total Revenue

Our total revenue in the first quarter of 2005 consisted primarily of license, consulting and maintenance fees from our customers and distributors, including fees from Reuters pursuant to our license agreement, which were primarily attributable to sales of our software.

(in thousands, except percentages)	Three Months Ended		Change
	Feb 28, 2005	Feb 29, 2004	Amount	Percent
Total revenue	$104,146	$74,401	$29,745	40%

Total revenue for the first quarter of fiscal year 2005 compared to the first quarter of fiscal year 2004 increased by 40% and was comprised of a $10.3 million or 25% increase in license revenue and a $19.5 million or 58% increase in service and maintenance revenue. The total revenue increased primarily due to a $9.7 million net increase in revenue from Reuters, together with additional revenue generated from our acquisition of Staffware in June 2004. Due to the structure of certain multi-product Enterprise License Agreements which often combine TIBCO and Staffware products, we are unable to determine the portion of revenue attributable solely to the Staffware components.

TIBCO SOFTWARE INC.

Revenue from Reuters was $17.2 million and $7.4 million, representing 16% and 10% of our total revenue, in the first quarter of fiscal years 2005 and 2004, respectively. Revenue from Reuters consisted primarily of fees under our license agreement, which includes minimum guaranteed fees of $5.0 million per quarter, reduced by an amount equal to 10% of the license and maintenance revenues from our sales to financial services companies, which Reuters paid through March 2005. After March 2005, we will no longer receive such minimum guaranteed fees and will have to replace such revenue with direct sales either to financial services companies or increased sales in other sectors. We believe that we will be able to replace or reduce the impact of the cessation of the $5.0 million per quarter in revenue from Reuters. Accordingly, while there can be no assurance, we do not believe that the elimination of guaranteed fees from Reuters will have a material adverse impact on our business, financial condition or results of operations. However, if we are unable to replace the guaranteed revenue from Reuters, our results of operations will be negatively impacted.

In February 2005, we amended our agreement with Reuters. Pursuant to the terms of the amendment, we granted Reuters a right to distribute certain of our products in conjunction with the sale by Reuters to end users of its market data delivery solutions. The initial term of the amendment is one year, which may be extended by Reuters for two additional one-year periods, upon payment of additional license fees. The initial $9.9 million non-refundable prepaid royalty was recognized as related party license revenue in the three months ended February 28, 2005. Another $1.1 million under the amended agreement represents maintenance fees and will be recognized ratably over the one year maintenance period.

Other than Reuters, no single customer accounted for more than 10% of total revenue in the first quarter of fiscal 2005. In the first quarter of fiscal year 2004, we had $11.9 million of revenue from one customer, Telecom Italia and its affiliates, which accounted for 16% of total revenue in that quarter.

Geographically, our total revenue increased most significantly in the United States of America, by $27.0 million, and from all other countries we had a net increase of $2.7 million when compared to the first quarter of fiscal year 2004. Note 12 to the Condensed Consolidated Financial Statements provides further detail on total revenue by region.

License Revenue

(in thousands, except percentages)	Three Months Ended		Change
	Feb 28, 2005	Feb 29, 2004	Amount	Percent
License revenue	$51,020	$40,770	$10,250	25%
As percent of total revenue	49%	55%	(6)%

License revenue increased 25% for the first quarter of fiscal year 2005 compared to the first quarter of fiscal year 2004. This increase was primarily due to a $10.1 million increase in license revenue from Reuters, related to the financial services sector, and additional revenue generated from the Staffware acquisition, offset by a decrease in revenue related to $11.9 million in transactions with one of our telecommunications customers, Telecom Italia and its affiliates, in the first quarter of fiscal year 2004.

The total number of license revenue transactions of more than $0.1 million increased to 56 in the first quarter of fiscal year 2005 from 49 in the first quarter of fiscal year 2004. The average deal size for transactions over $0.1 million was approximately $0.8 million and $0.7 million in the first quarter of fiscal years 2005 and 2004, respectively.

We expect license revenue to continue to account for approximately half of our total revenue for the remainder of fiscal year 2005.

TIBCO SOFTWARE INC.

Service and Maintenance Revenue

(in thousands, except percentages)	Three Months Ended		Change
	Feb 28, 2005	Feb 29, 2004	Amount	Percent
Service and maintenance revenue	$53,126	$33,631	$19,495	58%
As percent of total revenue	51%	45%	6%

Service and maintenance revenue increased 58% for the first quarter of fiscal year 2005 compared to the first quarter of fiscal year 2004. This increase was comprised of $9.8 million, a 111% increase, in consulting and training services revenue, and $9.2 million, a 39% increase, in maintenance revenue, primarily due to additional growth in our installed software base, as well as additional revenue generated by the Staffware acquisition. In accordance with our agreement with Reuters, we began providing maintenance and support services directly to customers transitioned from Reuters starting during the fourth quarter of fiscal year 2003, and our maintenance revenue from financial service customers has gradually increased since such time.

We expect that service and maintenance revenue will continue to account for approximately half of our total revenue for the remainder of fiscal year 2005.

COST OF REVENUE

Our cost of revenue consists primarily of compensation of professional services and customer support personnel and third-party contractors and associated expenses related to providing consulting services, the cost of providing maintenance and customer support services, royalties and product fees as well as the amortization of developed technologies acquired through corporate acquisitions. The majority of our cost of revenue is directly related to our maintenance and service revenue.

(in thousands, except percentages)	Three Months Ended		Change
	Feb 28, 2005	Feb 29, 2004	Amount	Percent
Cost of revenue	$27,571	$16,413	$11,158	68%
As percent of total revenue	26%	22%	4%

Cost of revenue increased by 68% in the first quarter of fiscal year 2005 as compared to the first quarter of fiscal year 2004, resulting primarily from an increase of approximately $5.7 million related to personnel compensation and $3.5 million related to third-party contractor compensation and consulting fees. Increased compensation cost was primarily due to an increase in professional services and customer support staff. Increased third-party contractor and consulting fees were directly related to increased service revenues.

Cost of revenue as a percentage of total revenue increased by 4% due to increased consulting services revenue, for which associated costs are higher, and constituted a larger portion of our total revenue in the first quarter of fiscal year 2005, as compared to the first quarter of fiscal year 2004.

We expect that cost of revenue will grow in absolute dollars but will continue to account for approximately 24% to 27% of our total revenue at least through the end of fiscal year 2005.

TIBCO SOFTWARE INC.

OPERATING EXPENSES

Research and Development Expenses

Research and development expenses consist primarily of personnel, third party contractors and related costs associated with the development and enhancement of our suite of products.

(in thousands, except percentages)	Three Months Ended		Change
	Feb 28, 2005	Feb 29, 2004	Amount	Percent
Research and development expense	$16,187	$13,094	$3,093	24%
As percent of total revenue	16%	18%	(2)%

Research and development expenses increased by 24% in the first quarter of fiscal year 2005 as compared to the first quarter of fiscal year 2004, resulting primarily from an increase of approximately $2.9 million related to personnel compensation, as headcount increased partly due to the Staffware acquisition.

We believe that continued investment in research and development is critical to attaining our strategic objectives and, as a result, we expect that spending on research and development will increase slightly in absolute dollars and will continue to account for approximately 13% to 17% of total revenue for at least the remainder of fiscal year 2005.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of personnel and related costs of our direct sales force and marketing staff and the cost of marketing programs, including customer conferences, promotional materials, trade shows and advertising, and related travel expenses.

(in thousands, except percentages)	Three Months Ended		Change
	Feb 28, 2005	Feb 29, 2004	Amount	Percent
Sales and marketing expenses	$34,121	$26,600	$7,521	28%
As percent of total revenue	33%	36%	(3)%

The 28% increase in sales and marketing expense for the first quarter of fiscal year 2005 as compared to the first quarter of fiscal year 2004 was primarily due to a $5.0 million increase in personnel compensation, a $1.0 million increase in travel expenses and a $0.8 increase in facilities expenses. The increase in personnel compensation was related to an increase in headcount, most significantly in Europe, primarily as a result of the Staffware acquisition. The increase in facilities costs was mainly due to additional costs to support expanded operations.

We intend to selectively increase staff in our direct sales organization and to create select product marketing programs; accordingly, we expect that sales and marketing expenditures will increase in absolute dollars, and will continue to account for approximately 32% to 36% of total revenue for at least the remainder of fiscal year 2005.

General and Administrative Expenses

General and administrative expenses consist primarily of personnel and related costs for general corporate functions, including executive, legal, finance, accounting and human resources.

(in thousands, except percentages)	Three Months Ended		Change
	Feb 28, 2005	Feb 29, 2004	Amount	Percent
General and administrative expense	$9,800	$4,803	$4,997	104%
As percent of total revenue	9%	6%	3%

General and Administrative expenses increased by 104% in the first quarter of fiscal year 2005 as compared to the first quarter of fiscal year 2004, primarily due to a $3.7 million increase in consulting and outside services, and a $2.0 million increase in personnel compensation due to increased headcount, offset by reductions in other administrative costs. Consulting and outside services increased substantially due to the costs associated with compliance with the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”).

We believe that general and administrative expenses, exclusive of bad debt charges, will increase in absolute dollars and continue to account for approximately 7% to 10% of total revenue for at least the remainder of fiscal year 2005.

TIBCO SOFTWARE INC.

Stock-Based Compensation

Stock-based compensation expense principally relates to stock options assumed in acquisitions and stock options granted to consultants. We account for employee stock-based compensation using the intrinsic value method prescribed by APB 25 as discussed in Note 2 to our Condensed Consolidated Financial Statements. Stock-based compensation expense related to stock options granted to consultants is recognized as earned using the multiple option method and is recorded by expense category. At each reporting date, we re-value consultant stock options using the Black-Scholes option-pricing model. As a result, stock-based compensation expense will fluctuate as the fair market value of our common stock fluctuates.

(in thousands, except percentages)	Three Months Ended		Change
	Feb 28, 2005	Feb 29, 2004	Amount	Percent
Stock-based compensation expense
In cost of revenue	$5	$14
In operating expenses	88	64

	$93	$78	$15	19%

As percent of total revenue	—%	—%	—%

The slight change in stock-based compensation for the first quarter of fiscal year 2005 as compared to the first quarter of fiscal year 2004 was primarily due to the fluctuation of fair market value which affected compensation expenses related to consultant stock options.

As prescribed by SFAS 123(R) issued in December 2004, we will be required to recognize compensation costs in our operating results relating to share-based payments for employee and consultant options, using the fair value method, starting from our fourth fiscal quarter of 2005. We expect the adoption of SFAS 123(R) will have a material adverse impact on our net income and income per share, and we are currently in the process of evaluating the extent of such impact.

Amortization of Acquired Intangibles

Intangible assets acquired through corporate acquisitions are comprised of the estimated value of developed technologies, patents, trademarks, established customer bases and non-compete agreements, as well as maintenance and OEM customer royalty agreements. Amortization of developed technologies is included as a cost of revenue, while the amortization of other acquired intangibles is included in operating expenses.

(in thousands, except percentages)	Three Months Ended		Change
	Feb 28, 2005	Feb 29, 2004	Amount	Percent
Amortization of acquired intangibles
As cost of revenue	$1,633	$1,192
As operating expenses	1,883	499

Total	$3,516	$1,691	$1,825	108%

As percent of total revenue	3%	2%	1%

The increase in amortization of acquired intangibles in the first quarter of fiscal year 2005 as compared to the first quarter of fiscal year 2004 was primarily due to the acquired intangible assets recorded as a result of our acquisition of Staffware in the second half of fiscal year 2004. See Note 4 to Condensed Consolidated Financial Statements for detail on acquired intangibles.

TIBCO SOFTWARE INC.

Interest Income

(in thousands, except percentages)	Three Months Ended		Change
	Feb 28, 2005	Feb 29, 2004	Amount	Percent
Interest income	$2,784	$2,113	$671	32%
As percent of total revenue	3%	3%	—%

The increase in interest income for the first quarter of fiscal year 2005 as compared to the first quarter of fiscal year 2004 was primarily due to an increase in the rate of return on our investments, which was partially offset by slightly lower investment balances.

Interest expense

(in thousands, except percentages)	Three Months Ended		Change
	Feb 28, 2005	Feb 29, 2004	Amount	Percent
Interest expense	$682	$697	$(15)	(2)%
As percent of total revenue	1%	1%	—%

Interest expense for the first quarter of fiscal year 2005 as compared to the first quarter of fiscal year 2004 remained relatively constant. The interest expense is related to a note issued in connection with the corporate headquarters purchase in June 2003. We recorded a $54.0 million mortgage note payable to a financial institution collateralized by the commercial real property acquired. The mortgage note payable carries a fixed annual interest rate of 5.09% and a 20-year amortization. The principal balance remaining at the end of the 10-year term of $33.9 million is due as a final balloon payment on July 1, 2013.

Other income (expense), net

Other income (expense), net, is comprised of realized gains and losses on investments and other miscellaneous income and expense items.

(in thousands, except percentages)	Three Months Ended		Change
	Feb 28, 2005	Feb 29, 2004	Amount	Percent
Other income (expense), net
Foreign exchange gain (loss)	$288	$(244)
Realized gain (loss) on short-term investments	(20)	430
Realized gain on long-term investments	—	13
Other income (expense), net	85	—

Total other income, net	$353	$199	$154	77%

As percent of total revenue	—%	—%	—%

The increase in other income, net, in absolute dollars for the first quarter of fiscal year 2005 as compared to the first quarter of fiscal year 2004 was primarily due to net foreign exchange gain in the current quarter, offset by a reduction in gain in short-term investments. The foreign exchange gain in the current quarter was primarily attributable to an exchange gain on the settlement of an intercompany liability denominated in British Pounds. Realized gain (loss) on short-term investments represents gains or losses realized when such investments are sold and when other-than-temporary impairment on individual securities is recorded. The decrease in realized gain in short-term investments in the current quarter was mainly due to volatility in market interest rates. Realized gain on long-term investments in the quarter ended February 29, 2004 was due to the sale of a private equity holding in which we had invested.

TIBCO SOFTWARE INC.

Provision for Income Taxes

(in thousands, except percentages)	Three Months Ended		Change
	Feb 28, 2005	Feb 29, 2004	Amount	Percent
Provision for income taxes	$6,563	$6,015	$548	9%
Effective tax rate	39%	41%	(2)%

Our current estimate of our annual effective tax rate on anticipated operating income for the fiscal year 2005 is 39%. The estimated annual effective tax rate of 39% has been used to record the provision for income taxes for the three month period ended February 28, 2005 compared with an effective tax rate of 41% used to record the provision for income taxes for the comparable period in 2004. The estimated annual effective tax rate differs from the U.S. statutory rate primarily due to state taxes, non-deductible expenses and change in the valuation allowance. We maintained a full valuation allowance on the U.S. deferred tax assets because we expect that it is more likely than not that all deferred tax assets will not be realized in the foreseeable future.

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and our future taxable income for purposes of assessing our ability to realize any future benefit from our deferred tax assets. As of February 28, 2005, we have maintained a full valuation allowance against our net U.S. deferred tax assets because we expect that it is more likely than not that our deferred tax assets will not be realized in the foreseeable future. We continue to monitor the need for the valuation allowance each period. In the event that actual results differ from our estimates or we adjust our estimates in future periods, our operating results and financial position could be materially affected.

Net undistributed earnings of certain foreign subsidiaries are considered to be indefinitely reinvested, and accordingly, no provision for U.S. Federal and state income taxes has been provided thereon. Upon distribution of these earnings in the form of dividends or otherwise, the Company would be subject to U.S. income taxes.

LIQUIDITY AND CAPITAL RESOURCES

As of February 28, 2005, the aggregate of our cash, cash equivalents and short-term investments increased by $29.4 million as compared to the end of fiscal year 2004. Our cash and cash equivalents totaled $134.1 million, a decrease of $46.7 million, while our short-term investments totaled $368.9 million, a $76.2 million increase from the amounts as of November 30, 2004.

Net cash provided by operating activities for the three months ended February 28, 2005 was $24.2 million resulting from our net income of $10.4 million adjusted by non-cash charges of $10.2 million and net cash collections of accounts receivable of $14.7 million, an increase in deferred revenue of $10.0 million, offset by a $22.8 million reduction of accrued liabilities including the net payments of 2004 year-end commissions and bonuses of approximately $20.8 million. Net cash provided by operating activities for the three months ended February 29, 2004 was $19.5 million resulting from net income of $8.5 million combined with non-cash charges of $8.9 million and an increase in deferred revenue of $3.3 million.

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

Net cash used for investing activities was $79.8 million for the three months ended February 28, 2005, for the net purchase of short-term investments of $77.0 million, and capital expenditures of $2.8 million. Net cash provided by investing activities was $91.6 million for the three months ended February 29, 2004 resulting primarily from $93.4 million net sales and maturities of short-term investments offset by $1.1 million of capital expenditures.

Net cash provided by financing activities for the three months ended February 28, 2005 was $9.0 million, mainly resulting from $11.2 million received from the exercise of stock options and stock purchases under our Employee Stock Purchase Program (“ESPP”), net of $1.8 million purchase of our common stock from the open market. Net cash used for financing activities in the three months ended February 29, 2004 was $108.6 million resulting primarily from the $115.0 million purchase of our common stock pursuant to our repurchase agreement with Reuters, partially offset by $6.8 million in proceeds from the exercise of stock options and stock purchases under our ESPP.

TIBCO SOFTWARE INC.

We anticipate our operating expenses will grow in absolute dollars and in line with total revenue for the foreseeable future, and we intend to fund our operating expenses through cash flows from operations. Our capital expenditures are expected to be in the range of $10.0 million to $15.0 million for fiscal year 2005. We expect to use our current cash resources to fund capital expenditures as well as acquisitions or investments in complementary businesses, technologies or product lines, and repurchase of our own common stock. In September 2004, our Board of Directors authorized a stock repurchase program for up to $50 million of our common stock. As of February 28, 2005, $47.5 million remained available for future repurchases of our stock. We believe that our current cash, cash equivalents and short-term investments together with expected cash flows from operations will be sufficient to meet our anticipated cash requirements for working capital and capital expenditures for at least the next twelve months.

Commitments

In June 2003, we obtained a $54.0 million mortgage note to purchase our corporate headquarters to lower our operating costs. The note is collateralized by the commercial real property acquired. The principal balance remaining at the end of the 10-year term of $33.9 million is due as a final balloon payment on July 1, 2013. We are prohibited from acquiring another company without prior consent from the lender unless we maintain between $100.0 million and $300.0 million of cash and cash equivalents, depending on various other non-financial terms as defined in the agreements. In addition, we are subject to certain non-financial covenants as defined in the agreements. We are in compliance with all covenants as of February 28, 2005 and expect to be in compliance for the foreseeable future.

In conjunction with the purchase of our corporate headquarters, we entered into a 51-year lease of the land upon which the property is located. The land lease was paid in advance for a total of $28.0 million, but is subject to adjustments every ten years based upon changes in fair market value. Should it become necessary, we have the option to prepay any rent increases due as a result of a change in fair market value.

Also, in connection with the mortgage note payable for our corporate headquarters, we have a $20.0 million revolving line of credit that matures on June 23, 2005. The revolving line of credit is available for cash borrowings and for the issuance of letters of credit of up to $20.0 million. As of February 28, 2005, no cash loans were outstanding under the facility and a $13.0 million irrevocable letter of credit was outstanding, leaving $7.0 million of available credit for additional letters of credit or cash loans. The $13.0 million irrevocable letter of credit outstanding was issued in connection with the mortgage note payable. The letter of credit automatically renews for successive one-year periods, until the mortgage note payable has been satisfied in full. We are required to maintain a minimum of $150.0 million in unrestricted cash, cash equivalents, and short-term investment balances as well as to comply with other non-financial covenants defined in the agreement. We were in compliance with all covenants at February 28, 2005 and expect to be in compliance for the foreseeable future.

As of February 28, 2005, we had an additional $4.5 million irrevocable standby letter of credit outstanding in connection with a facility lease. The letter of credit automatically renews annually for the duration of the lease term, which expires in December 2010.

As of February 28, 2005, we had an additional $0.9 million irrevocable standby letter of credit outstanding in connection with a facility surrender agreement. The letter of credit automatically renews annually for the duration of the letter of credit requirement of the surrender agreement, which expires in June 2006.

As of February 28, 2005, in connection with bank guarantees issued by some of our international subsidiaries, we had $1.3 million of restricted cash which is included in Other Assets on our Condensed Consolidated Balance Sheets.

At various locations worldwide, we lease office space and equipment under non-cancelable operating leases with various expiration dates through March 2014. Rental expenses related to such leases were approximately $1.9 million and $1.5 million for the three months ended February 28, 2005 and February 29, 2004, respectively.

TIBCO SOFTWARE INC.

As of February 28, 2005, contractual commitments associated with indebtedness and lease obligations were as follows, (in thousands):

	Total	Remainder of 2005	2006	2007	2008	2009	Thereafter
Operating commitments:
Debt principal	$51,433	$1,290	$1,798	$1,892	$1,990	$2,094	$42,369
Debt interest	18,547	1,942	2,511	2,417	2,319	2,215	7,143
Operating leases	28,764	4,002	4,394	3,780	3,648	3,128	9,812

Total operating commitments	98,744	7,234	8,703	8,089	7,957	7,437	59,324
Restructuring-related commitments:
Operating leases, net of sublease income	39,071	5,106	5,796	6,377	6,798	6,997	7,997

Total commitments	$137,815	$12,340	$14,499	$14,466	$14,755	$14,434	$67,321

Restructuring-related lease obligations were as follows (in thousands):

	Total	Remainder of 2005	2006	2007	2008	2009	Thereafter
Gross lease obligations	$47,012	$7,140	$7,802	$7,723	$7,798	$7,816	$8,733
Sublease income	(7,941)	(2,034)	(2,006)	(1,346)	(1,000)	(819)	(736)

Net lease obligations	$39,071	$5,106	$5,796	$6,377	$6,798	$6,997	$7,997

As of February 28, 2005, future minimum lease payments under restructured non-cancelable operating leases include $32.9 million provided for accrued restructuring costs and $1.7 million and $2.7 million for acquisition integration liabilities related to our acquisitions of Talarian and Staffware, respectively. These amounts are included in Accrued Excess Facilities Costs on our Condensed Consolidated Balance Sheets.

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

Period-to-period comparisons of our operating results may not be a good indication of our future performance. Moreover, our operating results in some quarters, including the quarter ended February 28, 2005, have not in the past, and may not in the future, meet the expectations of stock market analysts and investors. This has in the past and may in the future cause our stock price to decline. As a result of our limited operating history and the evolving nature of the markets in which we compete, we have difficulty accurately forecasting our revenue in any given period. In addition to the factors discussed elsewhere in this section, a number of factors may cause our revenue to fall short of our expectations, or those of stock market analysts and investors, or cause fluctuations in our operating results, including:

•	the announcement or introduction of new or enhanced products or services by our competitors;

•	the relatively long sales cycles for many of our products;

•	the tendency of some of our customers to wait until the end of a fiscal quarter or our fiscal year in the hope of obtaining more favorable terms;

•	the timing of our new products or product enhancements or any delays in such introductions;

TIBCO SOFTWARE INC.

•	the delay or deferral of customer implementations of our products;

•	changes in customer budgets and decision making processes that could affect both the timing and size of any transaction;

•	any difficulty we encounter in integrating acquired businesses, products or technologies;

•	the amount and timing of operating costs and capital expenditures relating to the expansion of our operations; and

•	changes in local, national and international regulatory requirements.

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

In this regard, our operating results in the first quarter of fiscal year 2005 did not meet the expectations of stock market analysts, and our stock price declined as a result. We believe that our disappointing results were due in large part to issues associated with our European sales force and sales in Europe. We have taken steps and may take further steps to address the issues we have identified with our European sales force, including the termination of certain employees across all functional areas and the recording of a restructuring charge in the second quarter of fiscal year 2005. There can be no assurance, however, that our restructuring will address all of the issues we have encountered in Europe or that additional restructuring activities will not be necessary.

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

Our success depends in part on our ability to continually enhance and broaden our product offerings in response to changing technologies, customer demands and competitive pressures. We have in the past and may in the future, acquire complementary businesses, products or technologies. In this regard, we completed our acquisition of ObjectStar International in March 2005 and acquired the businesses of Staffware and General Interface Corp. in 2004, Talarian Corporation in 2002, PRAJA, Inc. in 2002, Extensibility, Inc. in 2000 and InConcert, Inc. in 1999. We do not know if we will be able to complete any subsequent acquisition or that we will be able to successfully integrate any acquired business, operate it profitably, or retain its key employees. Integrating any newly acquired business, product or technology could be expensive and time-consuming, could disrupt our ongoing business and could distract our management. In particular, integrating sales forces and strategies for marketing and sales has in the past required and will likely require in the future, much time, effort and expense, especially from our management team. Therefore, we might not be able, either immediately post-acquisition or ever, to replicate the pre-acquisition revenues achieved by companies that we acquire. Furthermore, the costs of integrating acquired companies in international transactions can be particularly high, due to local laws and regulations, such as the EU Directive (98/50/EC), which are heavily protective of employees’ rights in the context of a merger. We may face competition for acquisition targets from larger and more established companies with greater financial resources. In addition, in order to finance any acquisition, we might need to raise additional funds through public or private financings or use our cash reserves. In that event, we could be forced to obtain equity or debt financing on terms that are not favorable to us and, in the case of equity financing, that may result in dilution to our stockholders. Use of our cash reserves for acquisitions could limit our financial flexibility in the future. Moreover, the terms of existing loan agreements may prohibit certain acquisitions or may place limits on our ability to incur additional indebtedness or issue additional equity securities to finance acquisitions. If we are unable to integrate any newly acquired entity, products or technology effectively, our business, financial condition and operating results would suffer. In addition, any amortization or impairment of acquired intangible assets, stock-based compensation or other charges resulting from the costs of acquisitions could harm our operating results.

TIBCO SOFTWARE INC.

Our financial results may be materially adversely affected by and our business may suffer due to recent changes in the accounting rules governing the recognition of stock-based compensation expense.

Historically, we have accounted for employee stock-based compensation plans using the intrinsic value method prescribed by APB 25, “Accounting for Stock Issued to Employees.” Under this method, we recognized stock-based compensation for employees in negligible amounts for the three months ended February 28, 2005 and February 29, 2004, and $0.1 million, net of taxes, for fiscal year 2004. In accordance with SFAS 123 and SFAS 148, we provide additional disclosures of our operating results in the notes to our financial statements as if we had applied the fair value method of accounting. Had we accounted for our stock-based compensation expense for employees in our results of operations under the fair value method of accounting prescribed by SFAS 123, the compensation charges would have been significantly higher than under the intrinsic value method currently used by us and our net income would have been reduced by approximately $7.7 million and $10.3 million for the three months ended February 28, 2005 and February 29, 2004, respectively, and by $38.0 million for fiscal year 2004.

In December 2004, FASB issued SFAS 123(R), which replaces SFAS 123 and supersedes APB 25. SFAS 123(R) requires compensation costs relating to share-based payment transactions to be recognized in financial statements. This statement is effective as of the beginning of the first reporting period that begins after June 15, 2005. Accordingly, we will be required to adopt SFAS
123(R) starting in our fourth fiscal quarter of 2005. We expect the adoption of SFAS 123(R) to have a material adverse impact on our net income or loss and our net income or loss per share by decreasing our income or increasing our losses by the additional amount of such stock option charges. We are currently in the process of evaluating the extent of such impact and cannot quantify the amount of such impact at this time.

In addition, we modified our Employee Stock Purchase Program in response to these recent accounting changes such that the duration for offering periods was changed to six months and the price at which the common stock is purchased under the ESPP was set at 95% of the fair market value of our common stock on the last day of the respective purchase period. These modifications to the ESPP were effective as of the purchase period beginning February 1, 2005. Since the administrative burden and tax consequences appear to outweigh any benefit that our international employees might receive from participating in the ESPP, we also chose to exclude all non-U.S. employees from the ESPP, on a country-by-country basis, starting with the purchase period beginning February 1, 2005. Such changes to our ESPP are likely to be deemed a reduction in benefits to both our current and prospective employees, potentially increasing the difficulty in retaining and recruiting quality personnel, which could cause our business to suffer.

Recent legislation requires us to undertake an annual evaluation of our internal control over financial reporting (“ICFR”) that may identify internal control weaknesses requiring remediation, which could harm our reputation.

Sarbanes-Oxley imposes new duties on us, our executives, and directors. We have recently completed our evaluation of the design, remediation and testing of effectiveness of our internal control over financial reporting required to comply with the management certification and attestation by our independent registered public accounting firm as required by Section 404 of Sarbanes-Oxley (“Section 404”). While our assessment, testing and evaluation of the design and operating effectiveness of our internal control over financial reporting resulted in our conclusion that as of November 30, 2004, our ICFR were effective, we cannot predict the outcome of our testing in future periods. If we are not able to implement the requirements of Section 404 in a timely manner and/or if we conclude in future periods that our ICFR is not effective, we may be required to change our ICFR to remediate deficiencies, investors may lose confidence in the reliability of our financial statements, and we may be subject to investigation and/or sanctions by regulatory authorities. Also, in the course of our ongoing ICFR evaluation, we have identified areas of our ICFR requiring improvement and are in the process of designing enhanced processes and controls to address those issues. As a result, we expect to incur additional expenses and diversion of management’s time, any of which could materially increase our operating expenses and accordingly reduce our net income or increase our net losses. And, we cannot be certain that our efforts will be effective or sufficient for us to issue reports in the future. Any such events could adversely affect our financial results and/or may result in a negative reaction in the stock market.

In addition, our evaluation of our ICFR for fiscal year 2004 did not include an evaluation of the Staffware entities which we acquired during the second half of fiscal year 2004. Our inclusion of Staffware in future assessments will increase the cost and complexity of complying with Section 404 and may increase the risks of achieving compliance. These costs include the continued implementation of our integration plan for the acquired Staffware entities during the first quarter of fiscal year 2005, including the initial phases of the multiple quarter deployment of our enterprise resource planning software system to the Staffware entities. It may be difficult to design and implement effective ICFR for such combined operations and differences in existing controls of Staffware and other acquired businesses may result in weaknesses that require remediation when the internal control over financial reporting is combined. The management of our combined operations and growth will require us to improve our operational, financial and management controls, as well as our internal reporting systems and controls. We may not be able to implement improvements to our ICFR in an efficient and timely manner and may be unable to conclude in future periods that our internal controls over financial reporting are effective. Such complications could also harm our reputation with investors.

TIBCO SOFTWARE INC.

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

Since we completed our acquisition of Staffware in the third quarter of fiscal year 2004, we have been integrating many of our operations with those of Staffware. We have incurred and expect to incur significant costs, associated with both the acquisition and integration of Staffware, including intangible costs such as the diversion of management’s attention and focus. The tangible costs have been substantial and include advisers’ fees; reorganization or closure of facilities, including lease terminations; severance, employee retention and other employee related costs; costs of meetings, training, re-branding and integration of information technology systems; and other integration costs. We also expect to incur costs as a result of international rules and regulations that limit or complicate restructuring plans, such as the “EU Directive (98/50/EC) amending Directive 77/187/EEC on the approximation of the laws of the Member States relating to the safeguarding of employees’ rights in the event of transfers of undertakings, businesses or parts of businesses” (“EU Directive (98/50/EC)”), which requires us to undertake costly and time-consuming administrative measures to protect employees’ rights in connection with our acquisition of Staffware. In addition, our inclusion of Staffware in future Section 404 assessments will increase the costs and complexity of complying with Section 404.

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

We may not be able to achieve revenue or earnings growth or obtain sufficient revenue to sustain profitability. While we achieved profits of $10.4 million and $8.5 million for the three months ended February 28, 2005 and February 29, 2004, respectively, we incurred a net loss in previous years. As of February 28, 2005, we had an accumulated deficit of $103.1 million.

We have invested significantly in building our sales and marketing organization and in our technology research and development. We expect to continue to spend financial and other resources on developing and introducing enhancements to our existing and new software products and our direct sales and marketing activities. As a result, we need to generate significant revenue to maintain profitability. In addition, we believe that we must continue to dedicate a substantial amount of our resources to our research and development efforts to maintain our competitive position. However, we do not expect to receive significant revenues from these investments for several years.

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

TIBCO SOFTWARE INC.

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

We do not have long-term sales contracts with any of our customers. There can be no assurance that any of our customers, including Reuters, will continue to purchase our products in the future. As a result, a customer that generates substantial revenue for us in one period may not be a source of revenue in subsequent periods. For example, revenue from Reuters accounted for 16% and 10% of our total revenue for the first quarter of fiscal years 2005 and 2004, respectively. In addition, for the three months ended February 29, 2004, revenue from one other customer, Telecom Italia and its affiliates, accounted for 16% of total revenue during that period. Our guaranteed minimum distribution fees from Reuters ended in March 2005. Consequently, we will need to replace the revenue that we had historically received from Reuters with direct sales either to financial services companies or increased sales in other sectors. Any inability on our part to replace the minimum guaranteed revenue from Reuters would adversely affect our business and operating results.

Our licensing, distribution and maintenance agreement with Reuters places certain limitations on our ability to conduct our business and involves various execution risks to our business.

Pursuant to the terms of our agreement with Reuters, we are permitted to market and sell our products, other than risk management and market data distribution products, directly and through third party resellers (other than a few specified resellers) to customers in the financial services market. The limitations on our ability to sell risk management and market data distribution products and on reselling through the specified resellers will continue through May 2008. Reuters may also internally use and embed our products in its solutions. While we currently do not offer any risk management and market data distribution solutions as part of our product offerings, if we were to develop any such products, we would have to rely on Reuters to sell those products in the financial services market until these restrictions end. Reuters is not required to help us sell any of these products in those markets and there can be no assurance that Reuters would choose to sell our products over our competitors’ products. Consequently, our revenue from the financial services market will be dependent upon our ability to directly market and sell our products in such market or indirectly with resellers other than Reuters.

Reuters paid us quarterly minimum guaranteed distribution fees through March 2005. After March 2005, we no longer receive such minimum guaranteed fees and will have to replace such revenue with direct sales either to financial services companies or increased sales in other sectors. There can be no assurances that we will be successful in generating enough revenue from financial services market customers to replace these minimum guaranteed payments. Any inability on our part to replace the minimum guaranteed revenue from Reuters would adversely affect our business and operating results.

Neither Reuters nor any third-party reseller or distributor has any contractual obligation to distribute minimum quantities of our products. Reuters and other distributors may choose not to market and sell our products or may elect to sell competitive third-party products, either of which may adversely affect our market share and revenue.

Reuters has been transitioning maintenance and support of our products for its customers, as well as the associated revenue, to us since entering into our current agreement. As a result, we have been providing maintenance and support services directly to customers transitioned from Reuters since the fourth quarter of fiscal year 2003. If our support organization experiences an unexpected burden as a result of this transition, we may be unable to provide maintenance and support services in accordance with our current plans or customer expectations, which could have a negative impact on our customer relationships. While we have no current plans to significantly expand our support organization, we may be compelled to do so to maintain these customer relationships. Moreover, we expect service and maintenance revenue and associated costs to increase as a result of our assumption of Reuters’ contracts and the development of our direct sales organization for the financial services market through at least fiscal year 2005. To the extent, as a result of our increased service and maintenance obligations, our cost of revenue increases faster than our service and maintenance revenue, our gross margins will be adversely affected.

Our license agreement with Reuters also imposes certain practical restrictions on our ability to acquire companies in certain business segments. The license agreement places no specific restrictions on our ability to acquire companies with less than half of

TIBCO SOFTWARE INC.

their business in the sale of risk management and market data distribution products into the financial services market and to continue such business. However, under the terms of the license agreement, if we acquire companies which derive more than half of their revenue from the sale of risk management and market data distribution products into the financial services market, or if we combine our technology with any acquired company’s risk management or market data distribution products and services for the financial services market, then the acquired company’s risk management or market data distribution solutions would become subject to our restrictions on selling risk management and market data distribution solutions to the financial services market through May 2008. This prohibition could prevent us from realizing potential synergies with companies we acquire or from pursuing acquisitions that could benefit our business.

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

We have in the past incurred significant expenses in both hiring new employees and reducing or realigning our headcount in response to changing market conditions, and the volatile nature of our industry makes it likely that we will continue to expend significant resources in managing our operations.

Our ability to successfully offer products and services and implement our business plan in a rapidly evolving market requires an effective planning and management process. We have increased the scope of our operations both domestically and internationally. We must successfully integrate new employees into our operations and generate sufficient revenues to justify the costs associated with these employees. If we fail to successfully integrate employees or to generate the revenue necessary to offset employee-related expenses, we may be forced to reduce our headcount, which would force us to incur significant expenses and would harm our business and operating results. For example, in fiscal year 2004, we recorded a $2.2 million restructuring charge resulting from revisions to our estimates of future sublease income due to a deterioration of real estate market conditions. We expect that we will need to continue to improve our financial and managerial controls, reporting systems and procedures and continue to train and manage our workforce worldwide. Furthermore, we expect that we will be required to manage an increasing number of relationships with various customers and other third parties. Failure to control costs in any of the foregoing areas efficiently and effectively could interfere with the growth of our business as a whole.

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

TIBCO SOFTWARE INC.

Our business may be harmed if Reuters uses the technology we license from it to compete with us or grants licenses to such technology to others who use it to compete with us.

We license from Reuters the intellectual property that was incorporated into early versions of some of our software products. We do not own this licensed technology. Because Reuters has access to intellectual property used in our products, it could use this intellectual property to compete with us. Reuters is not restricted from using the licensed technology it has licensed to us to produce products that compete with our products, and it can grant limited licenses to the licensed technology to others who may compete with us. In addition, we must license to Reuters all of the products, and the source code for certain products, we create through December 2012. This may place Reuters in a position to more easily develop products that compete with ours.

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

TIBCO SOFTWARE INC.

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

A proposal to settle the claims against all of the issuers and individual defendants in the coordinated litigation was conditionally accepted by us and given conditional preliminary Court approval. The completion of the settlement is subject to a number of conditions, including final Court approval. Under the settlement, the plaintiffs will dismiss and release all claims against participating defendants in exchange for a contingent payment guaranty by the insurance companies collectively responsible for insuring the issuers in the action, and the assignment or surrender to the plaintiffs of certain claims the issuer defendants may have against the underwriters. Under the guaranty, the insurers will be required to pay an amount equal to $1.0 billion less any amounts ultimately collected by the plaintiffs from the underwriter defendants in all the cases. Unlike most of the defendant issuers’ insurance policies, including ours, Talarian’s policy contains a specific self-insured retention in the amount of $0.5 million for IPO “laddering” claims, including those alleged in this matter. Thus, under the proposed settlement, if any payment is required under the insurers’ guaranty, our subsidiary, Talarian, would be responsible for paying its pro rata share of the shortfall, up to $0.5 million of the self-insured retention remaining under its policy.

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

TIBCO SOFTWARE INC.

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

As of February 28, 2005, we had an investment portfolio of fixed income securities totaling $368.8 million, excluding those classified as cash and cash equivalents. Our investments consist primarily of bank and finance notes, various government obligations and asset-backed securities. These securities are classified as available-for-sale and are recorded on the balance sheet at fair market value with unrealized gains or losses reported as a separate component of stockholders’ equity. Unrealized losses are charged against income when a decline in fair market value is determined to be other-than-temporary. The specific identification method is used to determine the cost of securities sold.

The investment portfolio is subject to interest rate risk and will fall in value in the event market interest rates increase. If market interest rates were to increase immediately and uniformly by 100 basis points from levels as of February 28, 2005, the fair market value of the portfolio would decline by approximately $2.4 million.

We develop products in the United States of America and sell in North America, South America, Europe, the Pacific Rim and the Middle East. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. The acquisition of Staffware increased our international sales and potentially increases our exposure to foreign exchange fluctuations. A majority of sales are currently made in U.S. dollars; however, a strengthening of the dollar could make our products less competitive in foreign markets. To manage currency exposure related to net assets and liabilities denominated in foreign currencies, we enter into forward contracts for certain foreign denominated accounts receivable. We do not enter into derivative financial instruments for trading purposes. We had outstanding forward contracts with notional amounts totaling approximately $7.3 million as of February 28, 2005. These open contracts mature at various dates through April 2005 and are cashflow hedges of certain foreign currency transaction exposures in various currencies including the Euro, Singapore Dollar, Swedish Krona, Canadian Dollar, Japanese Yen, British Pound and the Australian Dollar. The fair value of these contacts at February 28, 2005 was approximately $7.4 million.

We have performed a sensitivity analysis as of February 28, 2005 and November 30, 2004, measuring the change in fair value arising from a hypothetical adverse movement in foreign currency exchange rates vis-à-vis the U.S. dollar, with all other variables held constant. The analysis covers all of our foreign currency contracts offset by underlying exposures. We used foreign currency exchange rates based on market rates in effect at February 28, 2005 and November 30, 2004, respectively. The sensitivity analysis indicated that a hypothetical 10% adverse movement in foreign currency exchange rates would result in a loss in the fair values of our foreign exchange derivative financial instruments, net of exposures, of $0.7 million as of February 28, 2005 and $1.1 million as of November 30, 2004.

TIBCO SOFTWARE INC.

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

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to ensure that material information relating to us, including our consolidated subsidiaries, is made known to them by others within those entities, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared.

Changes in internal control over financial reporting. There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

TIBCO SOFTWARE INC.

PART II — OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

(In thousands, except per-share amounts)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet Be Purchased under the Plans or Programs (1)
December 1, 2004 to December 31, 2004	—	$—	—	$49,300
January 1, 2005 to January 31, 2005	150	11.79	150	47,531
February 1, 2005 to February 28, 2005	—	—	—	47,531

Total	150	$11.79	150	$47,531

(1)	In September 2004, our Board of Directors authorized a stock repurchase program for the repurchase of up to $50 million of common stock under this program. The remaining authorized amount for stock repurchases under this program as of February 28, 2005 was approximately $47.5 million.

ITEM 6. EXHIBITS

10.1	Amendment No. 1, dated February 27, 2005, to Second Amended and Restated License, Maintenance and Distribution Agreement, dated October 1, 2003, between Reuters Limited and TIBCO Software Inc. (portions of this exhibit have been omitted pursuant to a request for confidential treatment).

31.1	Rule 13a – 14(a) / 15d – 14(a) Certification by Chief Executive Officer.

31.2	Rule 13a – 14(a) / 15d – 14(a) Certification by Chief Financial Officer.

32.1	Section 1350 Certification by Chief Executive Officer.

32.2	Section 1350 Certification by Chief Financial Officer.

TIBCO SOFTWARE INC.

SIGNATURES

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

TIBCO SOFTWARE INC.

By:	/s/ Christopher G. O’Meara
Christopher G. O’Meara
Executive Vice President and Chief Financial Officer

By:	/s/ Sydney L. Carey
Sydney L. Carey
Vice President, Corporate Controller and Chief Accounting Officer

Date: April 8, 2005