Form 10-Q
period 2005-05-29
TIBCO SOFTWARE INC
filed 2005-07-08
CIK 1085280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 29, 2005

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

Yes ☒ No ☐

The number of shares outstanding of the registrant’s Common Stock, $0.001 par value, as of July 6, 2005 was 212,478,205.

TIBCO SOFTWARE INC.

TIBCO SOFTWARE INC.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except per share data)

	As of May 31, 2005	As of November 30, 2004
ASSETS
Current assets:
Cash and cash equivalents	$172,170	$180,849
Short-term investments	305,730	292,686
Accounts receivable, net of allowances; $4,270 and $3,845, respectively	93,135	109,002
Accounts receivable from related parties	1,165	2,886
Other current assets	15,502	16,984

Total current assets	587,702	602,407
Property and equipment, net	117,817	118,058
Long-term deferred income tax assets	30,850	—
Other assets	33,008	32,389
Goodwill	272,203	265,137
Acquired intangibles, net	70,977	64,820

Total assets	$1,112,557	$1,082,811

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,696	$7,058
Accrued liabilities	74,532	84,429
Accrued restructuring and excess facilities costs	9,514	9,489
Deferred revenue	74,362	60,633
Current portion of long-term debt	1,753	1,708

Total current liabilities	169,857	163,317
Accrued excess facilities costs, less current portion	27,160	29,878
Long-term deferred income tax liabilities	18,275	18,991
Long-term debt, less current portion	49,255	50,143

Total liabilities	264,547	262,329
Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock, $0.001 par value; 1,200,000 shares authorized; 212,377 and 213,912 shares issued and outstanding, respectively	212	214
Additional paid-in capital	931,869	933,223
Unearned stock-based compensation	(131)	(149)
Accumulated other comprehensive income (loss)	(2,552)	702
Accumulated deficit	(81,388)	(113,508)

Total stockholders’ equity	848,010	820,482

Total liabilities and stockholders’ equity	$1,112,557	$1,082,811

See accompanying notes to condensed consolidated financial statements.

TIBCO SOFTWARE INC.

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	May 31, 2005	May 31, 2004	May 31, 2005	May 31, 2004
Revenue:
License revenue:
Non-related parties	$40,082	$41,261	$76,732	$77,720
Related parties	1,668	4,057	16,038	8,368

Total license revenue	41,750	45,318	92,770	86,088

Service and maintenance revenue:
Non-related parties	56,456	31,644	105,594	60,986
Related parties	1,556	3,317	4,336	6,836
Reimbursable expenses	1,626	970	2,834	1,740

Total service and maintenance revenue	59,638	35,931	112,764	69,562

Total revenue	101,388	81,249	205,534	155,650

Cost of revenue:
Cost of revenue, non-related parties	31,402	18,419	58,881	34,832
Cost of revenue, related parties	—	—	92	—

Total cost of revenue	31,402	18,419	58,973	34,832

Gross profit	69,986	62,830	146,561	120,818

Operating expenses:
Research and development	17,269	13,839	33,459	26,958
Sales and marketing	35,089	26,891	69,295	53,527
General and administrative	8,655	5,736	18,455	10,542
Restructuring charges	3,743	—	3,743	—
Amortization of acquired intangibles	2,315	483	4,198	982

Total operating expenses	67,071	46,949	129,150	92,009

Income from operations	2,915	15,881	17,411	28,809
Interest income	3,598	2,092	6,382	4,205
Interest expense	(688)	(691)	(1,370)	(1,388)
Other income (expense), net	406	(1,243)	759	(1,044)

Income before income taxes	6,231	16,039	23,182	30,582
Provision for (benefit from) income taxes	(15,500)	6,441	(8,937)	12,456

Net income	$21,731	$9,598	$32,119	$18,126

Net income per share:
Basic	$0.10	$0.05	$0.15	$0.09

Shares used to compute net income per share – Basic	214,551	198,816	214,651	204,002

Net income per share:
Diluted	$0.10	$0.05	$0.14	$0.08

Shares used to compute net income per share – Diluted	221,943	212,658	225,733	217,555

See accompanying notes to condensed consolidated financial statements.

TIBCO SOFTWARE INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Six Months Ended
	May 31, 2005	May 31, 2004
Cash flows from operating activities:
Net income	$32,119	$18,126
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	7,521	6,300
Amortization of acquired intangibles	7,392	3,365
Stock-based compensation	40	117
Realized loss on investments, net	20	119
Deferred income tax	(18,236)	—
Tax benefits related to acquisitions	—	9,131
Changes in assets and liabilities:
Accounts receivable	18,079	(16,869)
Accounts receivable from related parties	1,721	216
Other assets	1,670	(1,440)
Accounts payable	2,686	276
Accrued liabilities, restructuring and excess facilities costs	(11,601)	7,126
Deferred revenue	10,904	6,544

Net cash provided by operating activities	52,315	33,011

Cash flows from investing activities:
Purchases of short-term investments	(157,789)	(390,339)
Sales and maturities of short-term investments	143,915	632,637
Cash used in acquisition	(21,449)	—
Purchases of property and equipment, net	(8,532)	(2,743)
Purchases of private equity investments	(210)	(121)
Restricted cash and short-term investments pledged as security	(580)	(150,748)

Net cash provided by (used for) investing activities	(44,645)	88,686

Cash flows from financing activities:
Proceeds from exercise of stock options	8,953	9,236
Proceeds from employee stock purchase program	2,969	2,423
Repurchase of the Company’s common stock	(26,024)	(115,000)
Principal payments on long term debt	(842)	(802)

Net cash used for financing activities	(14,944)	(104,143)

Effect of exchange rate changes on cash	(1,405)	422

Net change in cash and cash equivalents	(8,679)	17,976
Cash and cash equivalents at beginning of period	180,849	83,278

Cash and cash equivalents at end of period	$172,170	$101,254

Supplemental cash flow information:
Cash paid for taxes	$3,264	$1,325
Cash paid for interest	1,370	1,388
Non-cash investing and financing activities:
Deferred stock compensation	(132)	(127)

See accompanying notes to condensed consolidated financial statements.

TIBCO SOFTWARE INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by TIBCO Software Inc. (the “Company” or “TIBCO”) in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial position of the Company, and its results of operations and cash flows. These condensed consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and notes thereto as of and for the year ended November 30, 2004 included in the Company’s Annual Report on Form 10-K filed with the SEC on February 14, 2005.

For purposes of presentation, we have indicated the second quarter of fiscal years 2005 and 2004 as ended on May 31, 2005 and 2004, respectively; whereas in fact, our second fiscal quarter ended on the Sunday nearest to the end of May in both years.

The results of operations for the three and six months ended May 31, 2005 are not necessarily indicative of the results that may be expected for the year ending November 30, 2005 or any other future period, and we make no representations related thereto.

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

Use of Estimates

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

License revenue consists principally of revenue earned under software license agreements. License revenue is recognized when a signed contract or other persuasive evidence of an arrangement exists, the software has been shipped or electronically delivered, the license fee is fixed or determinable, and collection of the resulting receivable is reasonably assured. When contracts contain multiple elements wherein vendor specific objective evidence exists for all undelivered elements, we account for the delivered elements in accordance with the “Residual Method” prescribed by Statement of Position (“SOP”) 98-9. Revenue from subscription license agreements, which include software, rights to unspecified future products and maintenance, is recognized ratably over the term of the subscription period. Revenue from business partners who embed our products with their solutions is recognized on receipt of royalty reports from such business partners; and for non-refundable royalties, is recognized upon delivery of our software, provided that all other applicable revenue recognition criteria have been met. Revenue on shipments to resellers, which is generally subject to certain rights of return and price protection, is recognized when the products are sold by the resellers to an end-user customer, and recorded net of related costs to the resellers.

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

TIBCO SOFTWARE INC.

Stock-Based Compensation

We account for employee stock-based compensation plans using the intrinsic value method prescribed by Accounting Principles Board Opinion (“APB”) No.25, “Accounting for Stock Issued to Employees” and have adopted the disclosure provisions of Statement of Financial Accounting Standard (“SFAS”) No.123 “Accounting for Stock-Based Compensation” and SFAS 148 “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of Financial Accounting Standards Board (“FASB”) Statement No.123”. We account for stock compensation expense related to stock options granted to consultants based on the fair value estimated using the Black-Scholes option pricing model on the date of grant and remeasured at each reporting date in compliance with Emerging Issues Task Force (“EITF”) No. 96-18 “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” As a result, stock-based compensation expense fluctuates as the fair market value of our common stock fluctuates. Compensation expense is amortized using the multiple option approach in compliance with FASB Interpretation (“FIN”) No. 28. Pursuant to FIN 44 “Accounting for Certain Transactions involving Stock Compensation—an interpretation of APB 25”, options assumed in a purchase business combination are valued at the date of acquisition at their fair value calculated using the Black-Scholes option pricing model. The fair value of assumed options is included as a component of the purchase price. The intrinsic value attributable to unvested options is recorded as unearned stock-based compensation and amortized over the remaining vesting period of the options.

The following table illustrates the effect on net loss and net loss per share if we had applied a fair value method as prescribed by SFAS 123 for the periods indicated (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	May 31, 2005	May 31, 2004	May 31, 2005	May 31, 2004
Net income, as reported	$21,731	$9,598	$32,119	$18,126
Add: Total stock-based employee compensation expense determined under intrinsic value based method for all awards, net of related tax effects	8	20	17	74
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,985)	(7,591)	(7,616)	(17,877)

Pro forma net income	$18,754	$2,027	$24,520	$323

Net income per share:
Basic – as reported	$0.10	$0.05	$0.15	$0.09

Basic – pro forma	$0.09	$0.01	$0.11	$0.00

Diluted – as reported	$0.10	$0.05	$0.14	$0.08

Diluted – pro forma	$0.09	$0.01	$0.11	$0.00

These pro forma amounts disclosed above may not be representative of the effects for future periods or years.

Income Tax

We make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes.

We assess the likelihood that we will be able to recover our deferred tax assets. We consider all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. If recovery is not likely, we increase our provision for taxes by recording a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable.

See Note 9, Provision for Income Taxes.

TIBCO SOFTWARE INC.

Net Income Per Share

Basic net income per share is computed by dividing the net income available to common stockholders for the period by the weighted average number of common shares outstanding during the period less common shares subject to repurchase. Diluted net income per share is computed by dividing the net income for the period by the weighted average number of common and potential common shares outstanding during the period if their effect is dilutive. Certain potential common shares were not included in computing net income per share because their effect was anti-dilutive.

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

Marketable securities as of May 31, 2005 and November 30, 2004, which are classified as available-for-sale, are summarized below (in thousands):

	Purchase/ Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value	Classified on Balance Sheet as:
					Cash and Cash Equivalents	Short-term Investments
As of May 31, 2005
U.S. Government debt securities	$165,959	$9	$(1,878)	$164,090	$—	$164,090
Corporate debt securities	112,210	9	(698)	111,521	—	111,521
Notes and other securities	39,780	1	(146)	39,635	9,524	30,111
Marketable equity securities	6	2	—	8	—	8
Money market funds	469	—	—	469	469	—

Total	$318,424	$21	$(2,722)	$315,723	$9,993	$305,730

As of November 30, 2004
U.S. Government debt securities	$161,180	$—	$(1,022)	$160,158	$—	$160,158
Corporate debt securities	93,183	7	(568)	92,622	—	92,622
Notes and other securities	60,117	12	(320)	59,809	19,943	39,866
Marketable equity securities	40	—	—	40	—	40
Money market funds	237	—	—	237	237	—

Total	$314,757	$19	$(1,910)	$312,866	$20,180	$292,686

Fixed income securities included in short-term investments above, are summarized by their contractual maturities as follows (in thousands):

	As of May 31, 2005	As of November 30, 2004
Contractual maturities
Less than one year	$209,563	$123,269
One to three years	96,159	169,377

Total	$305,722	$292,646

The following table summarizes the net realized gains (losses) on short-term investments for the periods presented (in thousands):

	Three Months Ended		Six Months Ended
	May 31, 2005	May 31, 2004	May 31, 2005	May 31, 2004
Realized gains	$—	$306	$—	$853
Realized losses	—	(868)	(20)	(972)

Net realized losses	$—	$(562)	$(20)	$(119)

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

In accordance with EITF 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”, the following table summarizes the fair value and gross unrealized losses related to available-for-sale securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of May 31, 2005 (in thousands):

	Less than 12 months		Greater than 12 months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Government debt securities	$90,350	$(712)	$65,744	$(1,166)	$156,094	$(1,878)
Corporate debt securities	61,949	(417)	38,563	(281)	100,512	(698)
Notes and other securities	12,028	(57)	15,783	(89)	27,811	(146)

	$164,327	$(1,186)	$120,090	$(1,536)	$284,417	$(2,722)

Fair value was individually determined for each security in the investment portfolio. The decline in fair value of these investments is primarily related to changes in interest rates and is considered to be temporary in nature.

Goodwill and Other Intangible Assets

In accordance with SFAS 142, “Goodwill and Other Intangible Assets”, goodwill and intangible assets with indefinite useful lives are not amortized, but are tested for impairment at least annually or as circumstances indicate their value may no longer be recoverable. Goodwill impairment testing is a two-step process. For the first step, we screen for impairment, and if any possible impairment exists, we undertake a second step of measuring such impairment. Other purchased intangible assets with definite useful lives are amortized over their useful lives.

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

Recent Accounting Pronouncements

In December 2004, FASB issued SFAS 123(R), “Share-Based Payment”, which replaces SFAS 123 and supersedes APB 25. In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107, providing supplemental implementation guidance for SFAS 123(R). In April 2005, the SEC issued “Amendment to Rule 04-01(a) of Regulation S-X Regarding the Compliance Date for Statement of Financial Accounting Standard No.123(R), ‘Share-Based Payment’” (the “Amendment to Rule 4-01(a)”), changing the effective date for most public companies to adopt SFAS 123(R) to the first interim reporting period of a company’s fiscal year that begins on or after June 15, 2005. Under the Amendment to Rule 4-01(a), we are now required to adopt SFAS 123(R) in our first quarter of fiscal year 2006.

SFAS 123(R) requires that compensation costs relating to share-based payment transactions be recognized in the financial statements. The pro forma disclosure previously permitted under SFAS 123 will no longer be an acceptable alternative to recognition of expense in the financial statements. SFAS 123(R) also provides three alternative transition methods for its first adoption. We currently measure compensation costs related to share-based payments under APB 25, as allowed by SFAS 123, and provide disclosure in notes to our financial statements as required by SFAS 123. We expect the adoption of SFAS 123(R) and SAB 107 will

TIBCO SOFTWARE INC.

have a material adverse impact on our net income and net income per share. We are currently evaluating the extent of such impact and have not yet determined which transition method we will use in adopting SFAS 123(R).

In May 2005, FASB issued SFAS 154, “Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3”. SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle, and applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. This statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. We do not expect that adoption of this statement will have a material impact on our results of operations or financial condition.

3.	BUSINESS COMBINATIONS

ObjectStar International Limited

On March 7, 2005, we acquired substantially all of the assets and certain liabilities of ObjectStar International Limited (“ObjectStar”), a privately held native mainframe integration solutions provider.

The total purchase price was approximately $21.4 million, comprised of $20.9 million in cash and $0.5 million in direct transaction costs, including legal and valuation fees. The ObjectStar acquisition was accounted for under SFAS 141 “Business Combinations” and certain specified provisions of SFAS 142 “Goodwill and Other Intangible Assets”. The assets acquired and liabilities assumed are based on their fair values at the date of acquisition. ObjectStar’s existing technology had reached technological feasibility at the time of the acquisition; therefore we did not record an in-process research and development charge. The results of operations of ObjectStar are included in our Consolidated Statement of Operations from March 7, 2005. Pro forma results for the three and six months ended May 31, 2004, assuming that the acquisition of ObjectStar took place at the beginning of fiscal year 2004, are not presented, as the effect of the acquisition would not have been material to our results of operations.

We are currently finalizing our assessment of the fair value of the intangible and other assets acquired. The following table summarizes the preliminary allocation of the purchase price to the assets acquired and liabilities assumed based on their fair values on the date of acquisition (in thousands):

Total tangible assets acquired
Accounts Receivable	$2,577
Other	225

Total tangible assets acquired	2,802	$2,802
Amortizable intangible assets:
Developed technology	900
Patents/core technology	1,300
Maintenance contracts	9,700
Non-compete agreements	200
Customer base	1,600

Total amortizable intangible assets	13,700	13,700
Goodwill		8,293

Total assets acquired		24,795
Liabilities assumed
Deferred revenue	(3,018)
Other	(328)

Total liabilities assumed	(3,346)	(3,346)

Total purchase price		$21,449

TIBCO SOFTWARE INC.

We assessed the potential benefits from this acquisition, including the broadening of our mainframe product set, improvement of our competitive position and the possibility of increased revenues, and determined that the purchase price represented appropriate consideration for the acquisition. As the purchase price exceeded the fair value of the assets purchased, we recorded goodwill in connection with this transaction, of which approximately $2.5 million is amortizable for income tax purposes. In accordance with SFAS 142, goodwill is not being amortized and will be tested for impairment annually or sooner, if circumstances indicate that impairment may have occurred.

Amounts allocated to developed technology, patents/core technology, and customer base are amortized over their estimated useful lives of five years. Maintenance agreements are amortized over their estimated useful lives of nine years and non-competition agreements are amortized over their estimated useful lives of three years.

Staffware plc

In June 2004, we acquired Staffware plc (“Staffware”), a provider of business process management (“BPM”) solutions that enable companies to automate, refine and manage their business processes. The addition of Staffware’s BPM solutions enabled us to offer our combined customer base a more robust and expanded real-time business integration solution, and increased our distribution capabilities through the cross-selling of products into new geographic regions. These factors contributed to a purchase price exceeding the fair value of Staffware’s net tangible and intangible assets acquired; as a result, we have recorded goodwill in connection with this transaction, which is not deductible for income tax purposes.

The total purchase price of approximately $237.1 million was comprised of $139.7 million in cash, the issuance of 10.9 million shares of our common stock valued at $92.3 million and approximately $5.1 million in direct transaction costs, including legal, valuation and accounting fees.

The shares issued in the acquisition have been valued in accordance with EITF 99-12, “Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination.” In accordance with EITF 99-12, we have established that the first date on which the number of our shares and the amount of other consideration became fixed was April 22, 2004. Accordingly, we valued the transaction using the average closing price two days before and after April 22, 2004 of $8.44 per share.

TIBCO SOFTWARE INC.

The Staffware acquisition was accounted for under SFAS 141 “Business Combinations” and certain specified provisions of SFAS 142 “Goodwill and Other Intangible Assets.” The results of operations of Staffware are included in our Consolidated Statement of Operations from June 7, 2004. The following table summarizes the allocation of the purchase price to the assets acquired and liabilities assumed based on their fair values at the date of acquisition, and as adjusted (in thousands):

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

In-process research and development, relating to development projects which had not reached technological feasibility and that were of no future alternative use, was expensed upon consummation of the acquisition. Other identifiable intangible assets, including developed technology, customer base and trademarks, are being amortized over their useful lives of five years; and patents/core technology and maintenance contracts are being amortized over their estimated useful lives of eight years.

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

As a result of the acquisition of Staffware, we incurred acquisition integration expenses for the incremental costs to exit and consolidate activities at Staffware locations, to terminate certain Staffware employees, and for other costs of integrating operating locations and other activities of Staffware with ours. Generally accepted accounting principles require that these acquisition integration expenses, which are not associated with the generation of future revenues and have no future economic benefit, be reflected as assumed liabilities in the allocation of the purchase price to the net assets acquired. The components of the acquisition integration liabilities included in the purchase price allocation for Staffware are as follows (in thousands):

	Excess Facilities	Workforce Reduction and Other	Total
Original accrual	$2,913	$2,774	$5,687
Utilized in fiscal year 2004	(68)	(1,719)	(1,787)

Balance as of November 30, 2004	2,845	1,055	3,900
Utilized or adjusted in the six month period	(1,086)	(1,030)	(2,116)

Balance as of May 31, 2005	$1,759	$25	$1,784

TIBCO SOFTWARE INC.

The acquisition integration liabilities are based on our integration plan which focuses principally on the elimination of redundancies in administrative overhead, support activities, and research and development organizations, as well as the restructuring and repositioning of sales and marketing.

The workforce reductions represent the planned termination of 30 Staffware employees, including two research and development, three customer support, 15 sales and marketing, and 10 administrative personnel. The remaining balance as of May 31, 2005 is expected to be utilized before the end of fiscal year 2005.

The results of operations of Staffware are included in our Consolidated Statements of Operations from June 7, 2004, the date of acquisition. If we had acquired Staffware at the beginning of fiscal year 2004, our unaudited pro forma net revenues, net income and net income per share would have been as follows (in thousands):

	Three Months Ended May 31, 2004	Six Months Ended May 31, 2004
Revenue	$97,605	$191,187

Net income	$92	$9,086

Net income per share – Basic	$—	$0.04

Net income per share – Diluted	$—	$0.04

4.	GOODWILL AND OTHER INTANGIBLES

In accordance with SFAS 142, our goodwill is not amortized, but is tested for impairment at least annually, or sooner, if circumstances indicate impairment may have occurred. SFAS 142 prescribes a two-step process for impairment testing of goodwill. For the first step we screen for impairment, and if any possible impairment exists, we undertake a second step of measuring such impairment. We generally perform our goodwill impairment test annually in our fourth fiscal quarter, and the last impairment test was completed for the fiscal year ended November 30, 2004. SFAS 142 requires impairment testing based on reporting units. Following our acquisition of Staffware in June 2004 and ObjectStar in March 2005, we re-evaluated our business and determined that we continue to operate in one segment, which we consider our sole reporting unit. Therefore, goodwill was tested and will continue to be tested for impairment at the entity level. To date, we have determined that there has been no impairment of goodwill.

The change in the carrying amount of goodwill for the six months ended May 31, 2005 was as follows (in thousands):

Goodwill
Balance as of November 30, 2004	$265,137
Changes in the six months ended May 31, 2005
Goodwill from the acquisition of ObjectStar	8,293
Tax benefit related to acquired deferred tax assets	(1,324)
Other	97

Balance as of May 31, 2005	$272,203

TIBCO SOFTWARE INC.

Our acquired intangible assets are being amortized on a straight line basis over their estimated useful lives. The following is a summary of the weighted average lives and the carrying values of our acquired intangible assets by category (in thousands, except for weighted average life):

		As of May 31, 2005			As of November 30, 2004
	Weighted Average Life	Gross Amount	Accumulated Amortization	Net Carrying Amount	Gross Amount	Accumulated Amortization	Net Carrying Amount
Developed technologies	4.8 years	$44,338	$(25,385)	$18,953	$43,630	$(22,230)	$21,400
Customer base	4.9 years	20,690	(7,868)	12,822	19,060	(6,365)	12,695
Patents/core technology	7.8 years	15,374	(1,824)	13,550	14,200	(887)	13,313
Trademarks	4.9 years	5,119	(2,248)	2,871	5,150	(1,878)	3,272
Non-compete agreements	2.3 years	680	(497)	183	480	(480)	—
OEM customer royalty agreements	5.0 years	1,000	(617)	383	1,000	(517)	483
Maintenance agreements	8.3 years	24,829	(2,614)	22,215	15,000	(1,343)	13,657

Total		$112,030	$(41,053)	$70,977	$98,520	$(33,700)	$64,820

Amortization of developed technologies is included in cost of revenue, while the amortization of other acquired intangibles is included in operating expenses. The following summarizes the amortization expense of acquired intangible assets for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	May 31, 2005	May 31, 2004	May 31, 2005	May 31, 2004
Amortization of acquired intangible assets
In cost of revenue	$1,561	$1,191	$3,194	$2,383
In operating expenses	2,315	483	4,198	982

Total	$3,876	$1,674	$7,392	$3,365

As of May 31, 2005, we expect the amortization of acquired intangible assets for future periods to be as follows (in thousands):

Estimated Amortization Expense
Remainder of year ending November 30, 2005	$7,126
Year ending November 30, 2006	13,803
Year ending November 30, 2007	13,681
Year ending November 30, 2008	13,478
Thereafter	22,889

Total	$70,977

5.	ACCRUED RESTRUCTURING AND INTEGRATION COSTS

During the second quarter of fiscal year 2005, we initiated a restructuring plan designed to re-align our resources and cost structure, and accordingly recognized a restructuring charge of approximately $3.7 million for the resulting workforce reduction. The restructuring plan eliminated 49 employees, primarily in our European operations and across all functions as of May 31, 2005. As of May 31, 2005, $1.6 million related to this plan was paid. We expect to utilize the remaining accrual by the end of fiscal year 2005.

In connection with our acquisition of Staffware in the third quarter of fiscal year 2004, we recorded an accrual of $2.9 million for the estimated expenses due to the Staffware facilities that we expected to abandon. In addition, we recorded an accrual of $2.6 million for severance related to the termination of redundant Staffware personnel and $0.2 million related to the cancellation of certain marketing programs.

TIBCO SOFTWARE INC.

Also in the third quarter of fiscal year 2004, we recorded $2.2 million in additional restructuring charges related to properties vacated in connection with a facilities consolidation. The additional facilities charges resulted from revisions to our estimates of future sublease income due to the prolonged recovery of the applicable real estate market. The estimated facility costs were based on our contractual obligations, net of estimated sublease income, based on current comparable rates for leases in their respective markets.

The following is a summary of activities in accrued restructuring costs for the six months ended May 31, 2005 (in thousands):

	Accrued Excess Facilities Costs				Accrued Severance Costs			Total
	Headquarter Facilities	Talarian Integration	Staffware Integration	Subtotal	2005 Restructuring	Staffware Integration	Subtotal
Balance as of Nov 30, 2004	$34,421	$2,101	$2,845	$39,367	$—	$1,055	$1,055	$40,422
Acquisition integration costs adjustment	—	—	—	—	—	(352)	(352)	(352)
Restructuring charge	—	—	—	—	3,743	—	3,743	3,743
Non-cash write-down of furniture and fixtures	—	—	(813)	(813)	—	—	—	(813)
Net cash utilized in the six month period	(3,006)	(730)	(273)	(4,009)	(1,614)	(678)	(2,292)	(6,301)

Balance as of May 31, 2005	$31,415	$1,371	$1,759	$34,545	$2,129	$25	$2,154	$36,699

Accrued excess facilities costs represent the estimated loss on abandoned facilities, net of sublease income, which is expected to be paid over the next six years. As of May 31, 2005, $27.2 million of the accrued excess facilities costs were classified as long-term liabilities based on our current expectation that we will have to pay the remaining lease payments over the remaining term of the related leases. Accrued severance costs related to the Staffware integration are included in the Condensed Consolidated Balance Sheets as part of accrued liabilities.

6.	LONG TERM DEBT AND LINE OF CREDIT

Mortgage Note Payable

In connection with the purchase of our corporate headquarters in June 2003, we recorded a $54.0 million mortgage note payable to a financial institution collateralized by the commercial real property acquired. The mortgage note payable carries a fixed annual interest rate of 5.09% and a 20-year amortization. The principal balance remaining at the end of the ten-year term of $33.9 million is due as a final lump sum payment on July 1, 2013. We are prohibited from acquiring another company without prior consent from the lender unless we maintain between $100.0 million and $300.0 million of cash and cash equivalents, depending on various other non-financial terms as defined in the agreements. In addition, we are subject to certain non-financial covenants as defined in the agreements. We were in compliance with all covenants as of May 31, 2005.

We capitalized $0.7 million in financing fees in connection with the mortgage note payable. These fees are included in Other Assets on the Condensed Consolidated Balance Sheets and are amortized to interest expense over the ten year term of the loan.

Line of Credit

We have a $20.0 million revolving line of credit that matures on June 21, 2006. The revolving line of credit is available for cash borrowings and for the issuance of letters of credit up to $20.0 million. As of May 31, 2005, no borrowings were outstanding under the facility and a $13.0 million irrevocable letter of credit was outstanding, leaving $7.0 million of available credit for additional letters of credit or cash borrowings. The $13.0 million irrevocable letter of credit outstanding was issued in connection with the mortgage note payable. The letter of credit automatically renews for successive one-year periods, until the mortgage note payable has been satisfied in full. We are required to maintain a minimum of $40.0 million in unrestricted cash, cash equivalents, and short-term investment balances, net of total indebtedness, as well as comply with other non-financial covenants defined in the agreement. We were in compliance with all covenants under the revolving line of credit as of May 31, 2005.

TIBCO SOFTWARE INC.

7.	COMMITMENTS AND CONTINGENCIES

Letters of Credit and Bank Guarantees

In connection with the mortgage note payable (see Note 6), we entered into an irrevocable letter of credit in the amount of $13.0 million. The letter of credit automatically renews for successive one-year periods, until the mortgage note payable has been satisfied in full and is collateralized by the line of credit.

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

As of May 31, 2005, in connection with bank guarantees issued by some of our international subsidiaries, we had $1.9 million of restricted cash which is included in Other Assets on our Condensed Consolidated Balance Sheets.

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

Operating Commitments

We lease office space and equipment under non-cancelable operating leases with various expiration dates through November 2014. Rental expense was approximately $2.2 million and $1.5 million for the three months ended May 31, 2005 and 2004, respectively, and $4.1 million and $3.0 million for the six months ended May 31, 2005 and 2004, respectively.

As of May 31, 2005, contractual commitments associated with indebtedness and lease obligations were as follows (in thousands):

	Total	Remainder of 2005	2006	2007	2008	2009	Thereafter
Operating commitments:
Debt principal	$51,008	$865	$1,798	$1,892	$1,990	$2,094	$42,369
Debt interest	17,894	1,289	2,511	2,417	2,319	2,215	7,143
Operating leases	27,364	2,801	4,876	3,674	3,517	3,010	9,486

Total operating commitments	96,266	4,955	9,185	7,983	7,826	7,319	58,998
Restructuring-related commitments:
Operating leases, net of sublease income	33,818	2,992	4,779	5,423	6,341	6,688	7,595

Total commitments	$130,084	$7,947	$13,964	$13,406	$14,167	$14,007	$66,593

Restructuring-related lease obligations were as follows (in thousands):

	Total	Remainder of 2005	2006	2007	2008	2009	Thereafter
Gross lease obligations	$44,439	$4,603	$7,786	$7,712	$7,789	$7,816	$8,733
Sublease income	(10,621)	(1,611)	(3,007)	(2,289)	(1,448)	(1,128)	(1,138)

Net lease obligations	$33,818	$2,992	$4,779	$5,423	$6,341	$6,688	$7,595

As of May 31, 2005, future minimum lease payments under restructured non-cancelable operating leases included $31.4 million provided for as accrued restructuring costs and $1.4 million and $1.8 million for acquisition integration liabilities related to our acquisitions of Talarian Corporation (“Talarian”) and Staffware, respectively. These amounts are included in Accrued Restructuring and Excess Facilities Costs on our Condensed Consolidated Balance Sheets.

TIBCO SOFTWARE INC.

Derivative Instruments

We conduct business in North America, South America, Europe, the Pacific Rim and the Middle East. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or changes in economic conditions in foreign markets. A majority of our sales are currently made in U.S. dollars. To manage currency exposure related to net assets and liabilities denominated in foreign currencies, we enter into forward contracts for certain foreign denominated assets and liabilities. We do not enter into derivative financial instruments for trading purposes. Gains and losses on forward contracts are included in Other Income (Expense) in our Condensed Consolidated Statements of Operations. Our forward contracts generally have original maturities of thirty days. We did not have any outstanding forward contracts as of May 31, 2005.

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

Legal Proceedings

Securities Class Action

In May 2005, three purported shareholder class action complaints were filed against us and several of our officers in the U.S. District Court for the Northern District of California. The plaintiffs in such actions are seeking to represent a class of purchasers of our common stock from September 21, 2004 through March 1, 2005. The complaints generally allege that we made false or misleading statements concerning our operating results, our business and internal controls, and the integration of Staffware and seek unspecified monetary damages. Because the outcome of this litigation is undetermined and we cannot reasonably estimate the possible loss or range of loss which may arise from the litigation, we have not recorded an accrual for possible damages.

IPO Allocation

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

A lawsuit with similar allegations of undisclosed improper underwriting practices, and part of the same coordinated proceedings, is pending against Talarian Corporation, which we acquired in 2002. That action is captioned “In re Talarian Corp. Initial Public Offering Securities Litigation.” The complaint against Talarian, certain of its underwriters, and certain of its former directors and officers claims that the purported improper underwriting activities were not disclosed in the registration statement for Talarian’s IPO and seeks unspecified damages on behalf of a purported class of persons who purchased Talarian securities during the time period from July 20, 2000 to December 6, 2000.

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

Comprehensive income includes net income and other comprehensive income (loss), which consists of unrealized gains (losses) on available-for-sale securities and cumulative translation adjustments. A summary of the comprehensive income for the periods indicated is as follows (in thousands):

	Three Months Ended		Six Months Ended
	May 31, 2005	May 31, 2004	May 31, 2005	May 31, 2004
Net income	$21,731	$9,598	$32,119	$18,126
Translation gain (loss)	(2,722)	71	(2,762)	304
Change in unrealized gain (loss) on investments	45	(2,170)	(811)	(796)
Tax effect on unrealized gain (loss) on investments	319	—	319	—

Comprehensive income	$19,373	$7,499	$28,865	$17,634

Components of accumulated other comprehensive income (loss), disclosed as a separate component of stockholder’s equity in the accompanying Condensed Consolidated Balance Sheets, are as follows (in thousands):

	Unrealized Gain (Loss) in Available-for-Sale Securities	Foreign Currency Translation	Accumulated Other Comprehensive Income (Loss)
Balance as of November 30, 2004	$(1,873)	$2,575	$702
Change during six month period	(492)	(2,762)	(3,254)

Balance as of May 31, 2005	$(2,365)	$(187)	$(2,552)

9.	PROVISION FOR INCOME TAXES

We continuously monitor the circumstances impacting the expected realization of our deferred tax assets. We consider all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. The available positive evidence at May 31, 2005 included three years of historical operating profits and a projection of future income limited to three years which coincides with the period over which we recorded historical operating profits, due to our lack of visibility into earnings further into the future. As a result of our analysis of all available evidence, both positive and negative at May 31, 2005, it was considered more likely than not that a full valuation allowance for deferred tax assets was not required, resulting in the release of a portion of the valuation allowance previously recorded against our deferred tax assets generating an $18.2 million tax benefit recorded to the income statement. This resulted in an effective tax rate of (249%) for the three month period ended May 31, 2005 compared with an effective tax rate of 40% used to record the provision for income taxes for the comparable three month period in fiscal year 2004. Our effective tax rate for the second quarter of fiscal year 2005 also differs from the U.S. statutory rate primarily due to state taxes and non-deductible expenses.

In addition, a portion of the valuation allowance previously recorded against stock option related deferred tax assets and acquired deferred tax assets was released generating a $12.9 million benefit recorded to additional paid-in capital and a $1.3 million benefit recorded to goodwill respectively. As of May 31, 2005, we believed that the amount of the deferred tax assets recorded on our balance sheet as a result of the partial release of valuation allowance would ultimately be recovered. However, should there be a change in our ability to recover our deferred tax assets, our tax provision would increase in the period in which we determine that the recovery is not probable.

Of the remaining valuation allowance of approximately $199.8 million at May 31, 2005, we estimate that when released, approximately $15.4 million will result in an income tax benefit, approximately $9.4 million will be credited to goodwill and approximately $175.0 million relating to stock option exercises and related tax credits will be credited directly to additional paid-in capital. Of the estimated $15.4 million that will result in an income tax benefit, we estimate that approximately $8.3 million will be realized in the third and fourth quarters of fiscal year 2005.

TIBCO SOFTWARE INC.

10.	NET INCOME PER SHARE

Basic net income per share is computed by dividing the net income available to common stockholders for the period by the weighted average number of common shares outstanding during the period less common shares subject to repurchase. Diluted net income per share is computed by dividing the net income for the period by the weighted average number of common shares and potential common shares outstanding during the period if their effect is dilutive. Certain potential common shares were not included in computing net income per share because their effect was anti-dilutive.

The following table sets forth the computation of basic and diluted net income per share for the periods indicated (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	May 31, 2005	May 31, 2004	May 31, 2005	May 31, 2004
Net income	$21,731	$9,598	$32,119	$18,126

Number of common shares equivalent used to compute basic net income per share	214,551	198,816	214,651	204,002
Effect of dilutive securities:
Common stock equivalents	7,392	13,842	11,082	13,553
Common stock subject to repurchase	—	—	—	—

Number of common shares equivalent used to compute diluted net income per share	221,943	212,658	225,733	217,555

Net income per share—Basic	$0.10	$0.05	$0.15	$0.09

Net income per share—Diluted	$0.10	$0.05	$0.14	$0.08

The following potential common shares are not included in the diluted net income per share calculation above, because to do so would be anti-dilutive for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	May 31, 2005	May 31, 2004	May 31, 2005	May 31, 2004
Options to purchase common stock	23,109	17,876	14,845	18,962

11.	RELATED PARTY TRANSACTIONS

Reuters

We have commercial arrangements with affiliates of Reuters Group PLC (“Reuters”), one of our stockholders. Reuters is considered a related party because it owns more than 5% of our issued and outstanding shares of common stock. Revenue from Reuters consists primarily of product license and maintenance fees on its sales of TIBCO products under the terms of our license, maintenance and distribution agreement with Reuters. The following is a summary of revenue from Reuters for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	May 31, 2005	May 31, 2004	May 31, 2005	May 31, 2004
License fees	$1,668	$4,057	$16,038	$8,344
Service and maintenance revenue:
Maintenance	1,532	2,892	4,261	5,882
Services contracts	24	60	75	192

Total service and maintenance	1,556	2,952	4,336	6,074

Total revenue from Reuters	$3,224	$7,009	$20,374	$14,418

Percent of total revenue	3%	9%	10%	9%

TIBCO SOFTWARE INC.

Accounts receivable due from Reuters totaled $1.2 million and $2.9 million, as of May 31, 2005 and November 30, 2004, respectively. We incurred a negligible amount in royalty and commission expense payable to Reuters in the three and six month periods ended May 31, 2005 and 2004.

Reuters is a distributor of our products to customers in the financial services market. In February 2005, we entered into an amended agreement with Reuters, pursuant to which Reuters has the right to distribute certain of our products in conjunction with the sale by Reuters to end users of its market data delivery solutions. The initial term of the amendment is one year, which may be extended by Reuters for two additional one-year periods, on payment of additional license fees. The initial $9.9 million non-refundable prepaid royalty was recognized as related party license revenue in the first quarter of fiscal year 2005. Another $1.1 million under the amended agreement represents maintenance fees and is being recognized ratably over the one year maintenance period. In addition, Reuters is eligible to receive between 5% and 30% of revenue (depending upon the level of assistance provided by Reuters) from sales to approved customers referred to TIBCO by Reuters. Furthermore, the amended agreement requires us to provide Reuters with internal maintenance and support for a fee of $1.0 million per year plus an annual CPI-based increase until December 2012. This amount was recognized ratably over the corresponding period as related party service and maintenance revenue.

Cisco Systems

Prior to the third quarter of fiscal year 2004, Cisco Systems, Inc. (“Cisco”) owned more than 5% of our outstanding common stock. During the second half of fiscal year 2004, Cisco’s ownership was reduced to less than 5% of our outstanding common stock. Accordingly, beginning in the third quarter of fiscal year 2004, we no longer considered Cisco to be a related party.

During the three and six months ended May 31, 2004, when Cisco was considered a related party, we recorded revenue of $0.3 million and $0.7 million, respectively, from Cisco.

TIBCO SOFTWARE INC.

12.	SEGMENT INFORMATION

Operating segments are defined as components of an enterprise for which separate financial information is available and evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision maker is our Chief Executive Officer.

We operate our business in one reportable segment: the development and marketing of a suite of software products that enables businesses to link internal operations, business partners and customer channels through the real-time distribution of information.

Revenue by geographic region, determined by the location at which each sale originates, is summarized as follows (in thousands):

	Three Months Ended		Six Months Ended
	May 31, 2005	May 31, 2004	May 31, 2005	May 31, 2004
Americas:
United States of America	$51,924	$50,604	$106,787	$76,876
Other Americas	983	394	1,959	2,808
Europe, Middle East and Africa (“EMEA”):
United Kingdom	17,327	11,262	42,948	23,586
Italy	4,311	2,983	7,606	17,470
Other Europe	16,822	10,785	29,125	22,418
Pacific Rim	10,021	5,221	17,109	12,492

Total Revenue	$101,388	$81,249	$205,534	$155,650

No customer accounted for more than 10% of total revenue for the three and six months ended May 31, 2005. One customer accounted for $12.4 million, or 15%, of total revenue for the three months ended May 31, 2004, and no customer accounted for more than 10% of total revenue for the six months ended May 31, 2004.

No customer had a balance in excess of 10% of our net accounts receivable at May 31, 2005 or November 30, 2004.

Long-lived assets, which are tangible assets such as property and equipment, by major country are summarized as follows (in thousands):

	As of May 31, 2005	As of November 30, 2004
United States of America	$110,758	$111,871
United Kingdom	4,206	3,401
Other countries	2,853	2,786

Total long-lived assets	$117,817	$118,058

13.	STOCK REPURCHASE PROGRAM

In September 2004, our Board of Directors approved a two-year stock repurchase program pursuant to which we may repurchase up to $50.0 million of our outstanding common stock from time to time on the open market or through privately negotiated transactions. The timing and amount of any repurchases is dependent upon market conditions and other corporate considerations.

During the three months ended May 31, 2005, we repurchased 3.5 million shares of our common stock, for $24.3 million. From the beginning of the program through May 31, 2005, we repurchased a total of 3.7 million shares, for $26.7 million, leaving $23.3 million under the plan for future repurchases.

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

In January 1997, our company, TIBCO Software Inc., was established as an entity separate from Teknekron. We were formed to create and market software solutions for use in the integration of business information, processes and applications. In connection with our establishment as a separate entity, Reuters transferred to us certain assets and liabilities related to our business and granted to us a royalty-free license to the intellectual property from which some of our messaging software products originated.

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

Our revenue consists primarily of license and maintenance fees from our customers and distributors, including fees from Reuters pursuant to our license agreement, which were primarily attributable to licenses of our software. In addition, we receive fees from our customers for providing consulting services. We also receive revenue from our strategic relationships with business partners who embed our products in their hardware and networking systems as well as from systems integrators who resell our products.

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

Our revenue is generally derived from a diverse customer base. No single customer represented greater than 10% of total revenue for the three or six months ended May 31, 2005, or the six months ended May 31, 2004. For the three months ended May 31, 2004, revenue from one customer, Pepsico, accounted for 15% of total revenue. As of May 31, 2005, no single customer had a balance in excess of 10% of our net accounts receivable. We establish allowances for doubtful accounts based on our evaluation of collectibility and an allowance for returns and discounts based on specifically identified credits and historical experience.

TIBCO SOFTWARE INC.

Relationship with Reuters

Reuters is a distributor of our products to customers in the financial services segment. Pursuant to the terms of our agreement with Reuters, Reuters has the right to distribute certain of our products in conjunction with the sale by Reuters to end users of its market data delivery solutions for a specified period of time. We have the right to market and sell our products, other than risk management and market data distribution products, directly and through third party resellers (other than a few specified resellers) to customers in the financial services market. The limitations on our ability to sell risk management and market data distribution products and on reselling through the specified resellers will expire in May 2008.

As of May 31, 2005, Reuters owned less than 10% of our outstanding capital stock.

CRITICAL ACCOUNTING POLICIES

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of our financial statements. Actual results may differ from these estimates under different assumptions or conditions.

Our significant accounting policies are described in Note 2 to the annual consolidated financial statements as of and for the year ended November 30, 2004, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 14, 2005 and notes to condensed consolidated financial statements as of and for the three and six month periods ended May 31, 2005, included herein. Our most critical accounting policies include the following, and have not changed since November 30, 2004, with the exception of accounting for income tax which has been modified as described below:

•	revenue recognition;

•	accounts receivable, allowances for doubtful accounts, returns and discounts;

•	stock-based compensation;

•	valuation and impairment of investments;

•	goodwill and other intangible assets;

•	impairment of long-lived investments;

•	accounting for restructuring and integration costs; and

•	accounting for income taxes.

Accounting for Income Taxes

We make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes.

We assess the likelihood that we will be able to recover our deferred tax assets. We consider all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. If recovery is not

TIBCO SOFTWARE INC.

likely, we increase our provision for taxes by recording a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable. The available positive evidence at May 31, 2005 included three years of historical operating profits and a projection of future income limited to three years which coincides with the period over which we recorded historical operating profits, due to our lack of visibility into earnings further into the future. As a result of our analysis of all available evidence, both positive and negative at May 31, 2005, it was considered more likely than not that a full valuation allowance for deferred tax assets was not required, resulting in the release of a portion of the valuation allowance previously recorded against our deferred tax assets and generating an $18.2 million tax benefit recorded in our income statement.

In addition, a portion of the valuation allowance previously recorded against stock option related deferred tax assets and acquired deferred tax assets was released, generating a $12.9 million benefit recorded to additional paid-in capital and a $1.3 million benefit recorded to goodwill respectively. As of May 31, 2005, we believed that the amount of the deferred tax assets recorded on our balance sheet as a result of the partial release of valuation allowance would ultimately be recovered. However, should there be a change in our ability to recover our deferred tax assets, our tax provision would increase in the period in which we determine that the recovery is not probable.

Of the remaining valuation allowance of approximately $199.8 million at May 31, 2005, we estimate that when released, approximately $15.4 million will result in an income tax benefit, approximately $9.4 million will be credited to goodwill and approximately $175.0 million relating to stock option exercises and related tax credits will be credited directly to additional paid-in capital. Of the estimated $15.4 million that will result in an income tax benefit, we estimate that approximately $8.3 million will be realized in the third and fourth quarters of fiscal year 2005.

Net undistributed earnings of certain foreign subsidiaries are considered to be indefinitely reinvested, and accordingly, no provision for U.S. federal and state income taxes has been provided thereon. Upon distribution of these earnings in the form of dividends or otherwise, we will be subject to U.S. income taxes.

TIBCO SOFTWARE INC.

RESULTS OF OPERATIONS

The following table sets forth the components of our results of operations as percentages of total revenue for the periods indicated:

	Three Months Ended		Six Months Ended
	May 31, 2005	May 31, 2004	May 31, 2005	May 31, 2004
Revenue:
License revenue:
Non-related parties	40%	51%	37%	50%
Related parties	1	5	8	5

Total license revenue	41	56	45	55

Service and maintenance revenue:
Non-related parties	56	39	51	39
Related parties	1	4	2	5
Reimbursable expenses	2	1	2	1

Total service and maintenance revenue	59	44	55	45

Total revenue	100	100	100	100

Cost of revenue:
Cost of revenue non-related parties	31	23	29	22
Cost of revenue related parties	—	—	—	—

Total cost of revenue	31	23	29	22

Gross profit	69	77	71	78

Operating expenses:
Research and development	17	17	16	17
Sales and marketing	35	33	33	34
General and administrative	8	7	9	7
Restructuring charges	4	—	2	—
Amortization of acquired intangibles	2	—	2	1

Total operating expenses	66	57	62	59

Income from operations	3	20	9	19
Interest income	4	3	3	3
Interest expense	(1)	(1)	(1)	(1)
Other income (expense), net	—	(2)	—	(1)

Income before income taxes	6	20	11	20
Provision for (benefit from) income taxes	(15)	8	(4)	8

Net income	21%	12%	15%	12%

REVENUE

Total Revenue

Our total revenue consisted primarily of license, consulting and maintenance fees from our customers and distributors, including fees from Reuters pursuant to our license agreement, which were primarily attributable to sales of our software.

(in thousands, except percentages)	Three Months Ended May 31,			Six Months Ended May 31,
	2005	2004	Change	2005	2004	Change
Total revenue	$101,388	$81,249	$20,139	$205,534	$155,650	$49,884
			25%			32%

Total revenue for the second quarter of fiscal year 2005 compared to the second quarter of fiscal year 2004 increased by 25% and was comprised of a $23.7 million or a 66% increase in service and maintenance revenue offset by a $3.6 million or an 8% decrease in license revenue. Total revenue for the first half of fiscal year 2005 compared to the same period last year increased by 32% and was comprised of a $43.2 million or a 62% increase in service and maintenance revenue and a $6.7 million or an 8% increase in license revenue.

TIBCO SOFTWARE INC.

Total revenue increased largely due to additional revenue generated from our acquisition of Staffware in June 2004. Due to the structure of certain multi-product Enterprise License Agreements which often combine TIBCO and Staffware products, we are unable to determine the portion of revenue attributable solely to the Staffware components.

Revenue from Reuters was $3.2 million and $7.0 million, representing 3% and 9% of our total revenue, in the second quarter of fiscal years 2005 and 2004, respectively, and $20.4 million and $14.4 million, representing 10% and 9% of our total revenue, in the first half of fiscal years 2005 and 2004, respectively. Revenue from Reuters consisted primarily of fees under our distribution agreement, which, prior to March 2005, included minimum guaranteed fees of $5.0 million per quarter, reduced by an amount equal to 10% of the license and maintenance revenues from our sales to financial services companies. We no longer receive such minimum guaranteed fees. If we are unable to replace the guaranteed revenue from Reuters with direct sales either to financial services companies or increased sales in other sectors, our results of operations will be negatively impacted.

In February 2005, we entered into an amended agreement with Reuters. Pursuant to the terms of the amendment, Reuters has the right to distribute certain of our products in conjunction with the sale by Reuters to end users of its market data delivery solutions. The initial term of the amendment is one year, which may be extended by Reuters for two additional one-year periods, upon payment of additional license fees. The initial $9.9 million non-refundable prepaid royalty was recognized as related party license revenue in the first quarter of fiscal year 2005. Another $1.1 million under the amended agreement represents maintenance fees and is being recognized ratably over the one year maintenance period.

No single customer accounted for more than 10% of total revenue in the second quarter of fiscal 2005. In the second quarter of fiscal year 2004, we had $12.4 million of revenue from one customer, Pepsico, which accounted for 15% of total revenue in that quarter. Other than Reuters, no single customer accounted for more than 10% of total revenue in the first half of either fiscal year 2005 or 2004.

Geographically, our total revenue increased most significantly in the Europe, Middle East and Africa (“EMEA”) region, by $13.4 million, and from all other countries, we had a net increase of $6.7 million when comparing the second quarter of fiscal year 2005 to the second quarter of fiscal year 2004. For the first half of fiscal year 2005 as compared to the same period of last year, revenue increased by $29.1 million in the Americas region and $16.2 million in the EMEA region. Note 12 to the Condensed Consolidated Financial Statements provides further detail on total revenue by region.

License Revenue

	Three Months Ended May 31,			Six Months Ended May 31,
(in thousands, except percentages)	2005	2004	Change	2005	2004	Change
License revenue	$41,750	$45,318	$(3,568)	$92,770	$86,088	$6,682
			(8)%			8%
As percent of total revenue	41%	56%		45%	55%

License revenue decreased 8% for the second quarter of fiscal year 2005 compared to the second quarter of fiscal year 2004. The decrease in license revenue was primarily due to the decreased size of large license deals during the quarter.

The total number of license revenue transactions of more than $0.1 million increased to 83 in the second quarter of fiscal year 2005 from 49 in the second quarter of fiscal year 2004. The average deal size for transactions of more than $0.1 million was approximately $0.4 million and $0.8 million in the second quarter of fiscal years 2005 and 2004, respectively.

For the first half of fiscal year 2005 as compared to the same period last year, license revenue increased by 8%, primarily due to the significant amount of license revenue from Reuters. Such license revenue from Reuters totaled $16.0 million in the first half of fiscal year 2005, of which only $1.7 million was received during the second quarter of fiscal year 2005, offsetting the decrease in total license revenue in that quarter. License revenue from Reuters totaled $8.3 million in the first half of fiscal year 2004.

We expect license revenue to continue to account for approximately 40% to 50% of our total revenue for the remainder of fiscal year 2005.

TIBCO SOFTWARE INC.

Service and Maintenance Revenue

	Three Months Ended May 31,			Six Months Ended May 31,
(in thousands, except percentages)	2005	2004	Change	2005	2004	Change
Service and maintenance revenue	$59,638	$35,931	$23,707	$112,764	$69,562	$43,202
			66%			62%
As percent of total revenue	59%	44%		55%	45%

Service and maintenance revenue increased 66% for the second quarter of fiscal year 2005 compared to the second quarter of fiscal year 2004. This increase was comprised of $12.7 million, a 124% increase, in consulting revenue, and $11.1 million, a 46% increase, in maintenance revenue. Consulting revenue increased due to more comprehensive and larger engagements with respect to a number of accounts, an increased focus on providing more services to customers and additional revenue generated by the Staffware acquisition. Maintenance revenue increased primarily due to growth in our installed software base, as well as additional revenue generated by the Staffware acquisition. In accordance with our agreement with Reuters, we began providing maintenance and support services directly to customers transitioned from Reuters starting during the fourth quarter of fiscal year 2003.

For the first half of fiscal year 2005, service and maintenance revenue increased 62% compared to the same period last year. This increase was comprised of $22.9 million, a 124% increase, in consulting services revenue, and $20.4 million, a 43% increase, in maintenance revenue.

We expect that service and maintenance revenue will continue to account for approximately 50% to 60% of our total revenue for the remainder of fiscal year 2005.

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

	Three Months Ended May 31,			Six Months Ended May 31,
(in thousands, except percentages)	2005	2004	Change	2005	2004	Change
Cost of revenue	$31,402	$18,419	$12,983	$58,973	$34,832	$24,141
			70%			69%
As percent of total revenue	31%	23%		29%	22%

Cost of revenue increased by 70% in the second quarter of fiscal year 2005 as compared to the second quarter of fiscal year 2004, resulting primarily from an increase of approximately $6.1 million related to personnel compensation; $3.4 million related to third-party contractor compensation and consulting fees; $1.0 million related to traveling expenses and $0.8 million related to royalty costs. Increased compensation cost was primarily due to an increase in professional services and customer support staff. Increased third-party contractor and consulting fees, and traveling expenses were directly related to increased service revenues.

For the first half of fiscal year 2005, cost of revenue increased by 69% as compared to the same period last year, resulting primarily from an increase of approximately $11.8 million related to personnel compensation; $6.9 million related to third-party contractor compensation and consulting fees; $1.5 million related to traveling expenses and $1.3 million related to royalty costs.

Cost of revenue as a percentage of total revenue increased by 8% for the second quarter of fiscal year 2005 and 7% for the first half of fiscal year 2005 as compared to the same periods last year, primarily due to increased consulting services revenue constituting a larger portion of our total revenue, for which associated costs are higher.

We expect that cost of revenue will grow in absolute dollars and will account for approximately 26% to 32% of our total revenue through at least the end of fiscal year 2005.

TIBCO SOFTWARE INC.

OPERATING EXPENSES

Research and Development Expenses

Research and development expenses consist primarily of personnel, third party contractors and related costs associated with the development and enhancement of our suite of products.

	Three Months Ended May 31,			Six Months Ended May 31,
(in thousands, except percentages)	2005	2004	Change	2005	2004	Change
Research and development expenses	$17,269	$13,839	$3,430	$33,459	$26,958	$6,501
			25%			24%
As percent of total revenue	17%	17%		16%	17%

Research and development expenses increased by 25% in the second quarter of fiscal year 2005 as compared to the second quarter of fiscal year 2004, resulting primarily from an increase of approximately $2.4 million related to personnel compensation, as headcount increased primarily due to the Staffware and ObjectStar acquisitions.

For the first half of fiscal year 2005 as compared to the same period last year, research and development expenses increased by 24%, resulting primarily from an increase of approximately $5.3 million related to personnel compensation, due to headcount increases.

We believe that continued investment in research and development is critical to attaining our strategic objectives and, as a result, we expect that spending on research and development will increase slightly in absolute dollars and will continue to account for approximately 15% to 17% of total revenue for at least the remainder of fiscal year 2005.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of personnel and related costs of our direct sales force and marketing staff and the cost of marketing programs, including customer conferences, promotional materials, trade shows and advertising, and related travel expenses.

	Three Months Ended May 31,			Six Months Ended May 31,
(in thousands, except percentages)	2005	2004	Change	2005	2004	Change
Sales and marketing expenses	$35,089	$26,891	$8,198	$69,295	$53,527	$15,768
			30%			29%
As percent of total revenue	35%	33%		34%	34%

The 30% increase in sales and marketing expense for the second quarter of fiscal year 2005 as compared to the second quarter of fiscal year 2004 was primarily due to a $4.5 million increase in personnel compensation, a $1.1 million increase in travel expenses and a $1.2 million increase in facilities expenses. The increase in personnel compensation was related to an increase in headcount, most significantly in Europe, primarily as a result of the Staffware acquisition. The increase in travel expenses is mainly from increased business activity. The increase in facilities costs was mainly due to additional costs to support expanded operations.

The 29% increase in sales and marketing expense for the first six months of fiscal year 2005 as compared to the same period last year was primarily due to a $9.4 million increase in personnel compensation, a $2.1 million increase in travel expenses and a $2.1 million increase in facilities expenses.

We intend to selectively increase staff in our direct sales organization and to create select product marketing programs; accordingly, we expect that sales and marketing expenditures will increase in absolute dollars, and will continue to account for approximately 33% to 36% of total revenue through at least the remainder of fiscal year 2005.

TIBCO SOFTWARE INC.

General and Administrative Expenses

General and administrative expenses consist primarily of personnel and related costs for general corporate functions, including executive, legal, finance, accounting and human resources.

	Three Months Ended May 31,			Six Months Ended May 31,
(in thousands, except percentages)	2005	2004	Change	2005	2004	Change
General and administrative expenses	$8,655	$5,736	$2,919	$18,455	$10,542	$7,913
			51%			75%
As percent of total revenue	9%	7%		9%	7%

General and administrative expenses increased by 51% in the second quarter of fiscal year 2005 as compared to the second quarter of fiscal year 2004, primarily due to a $3.1 million increase in consulting and outside services, offset by reductions in other administrative costs. The increase in consulting and outside services was primarily due to costs in connection with compliance with the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”), tax consulting and legal services.

The increase in general and administrative expenses for the first half of fiscal year 2005 as compared to the same period last year was primarily due to a $6.8 million increase in consulting and outside services and a $2.3 million increase in personnel compensation. The increase in consulting and outside services was primarily due to costs in connection with Sarbanes-Oxley, tax consulting and legal fees. The increase in personnel compensation was due to increased headcount.

We believe that general and administrative expenses, exclusive of bad debt charges, will increase in absolute dollars and continue to account for approximately 7% to 10% of total revenue through at least the remainder of fiscal year 2005.

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

The amount of stock-based compensation was immaterial for all periods presented.

As prescribed by SFAS 123(R) issued in December 2004, and the Amendment to Rule 4-01(a), we will be required to recognize compensation costs in our operating results relating to share-based payments for employee and consultant options, using the fair value method, starting from our first quarter of fiscal year 2006. We expect the adoption of SFAS 123(R) will have a material adverse impact on our net income and income per share, and we are currently evaluating the extent of the impact.

Restructuring Charges

	Three Months Ended May 31,			Six Months Ended May 31,
(in thousands, except percentages)	2005	2004	Change	2005	2004	Change
Restructuring charges	$3,743	$—	$3,743	$3,743	$—	$3,743

As percent of total revenue	4%	—%		2%	—%

During the second quarter of fiscal year 2005, we initiated a restructuring plan designed to re-align our resources and cost structure, and recognized a restructuring charge of approximately $3.7 million for workforce reduction. The restructuring plan eliminated 49 employees, primarily in our European operations and across all functions as of May 31, 2005. Also see Note 5 to the Condensed Consolidated Financial Statements for accrued restructuring costs.

TIBCO SOFTWARE INC.

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

	Three Months Ended May 31,			Six Months Ended May 31,
(in thousands, except percentages)	2005	2004	Change	2005	2004	Change
Amortization of acquired intangibles
In cost of revenue	$1,561	$1,191		$3,194	$2,383
In operating expenses	2,315	483		4,198	982

	$3,876	$1,674	$2,202	$7,392	$3,365	$4,027

			132%			120%
As percent of total revenue	4%	2%		4%	2%

The increase in amortization of acquired intangibles in the second quarter and first half of fiscal year 2005 as compared to the same respective periods of fiscal year 2004 was primarily due to the acquired intangible assets recorded from our acquisition of Staffware in the second half of fiscal year 2004. See Note 4 to Condensed Consolidated Financial Statements for detail on acquired intangibles.

Interest Income

	Three Months Ended May 31,			Six Months Ended May 31,
(in thousands, except percentages)	2005	2004	Change	2005	2004	Change
Interest income	$3,598	$2,092	$1,506	$6,382	$4,205	$2,177
			72%			52%
As percent of total revenue	4%	3%		3%	3%

The increase in interest income was primarily due to an increase in the rate of return on our investments, which was partially offset by lower investment balances during the second quarter and the first half of fiscal year 2005, as compared to same periods last year.

Interest Expense

	Three Months Ended May 31,			Six Months Ended May 31,
(in thousands, except percentages)	2005	2004	Change	2005	2004	Change
Interest expenses	$688	$691	$(3)	$1,370	$1,388	$(18)
			—%			(1)%
As percent of total revenue	1%	1%		1%	1%

Interest expense relates to a note issued in connection with the corporate headquarters purchase in June 2003. The $54.0 million mortgage note is payable to a financial institution collateralized by the commercial real property acquired, and carries a fixed annual interest rate of 5.09% and a 20-year amortization. The principal balance of the mortgage note remaining at the end of the 10-year term of $33.9 million is due as a final balloon payment on July 1, 2013.

TIBCO SOFTWARE INC.

Other Income (Expense), net

Other income (expense), net, is comprised of realized gains and losses on investments and other miscellaneous income and expense items.

	Three Months Ended May 31,			Six Months Ended May 31,
(in thousands, except percentages)	2005	2004	Change	2005	2004	Change
Other income (expenses), net :
Foreign exchange gain (loss)	$405	$(630)		$692	$(874)
Realized gain (loss) on short-term investments	—	(563)		(20)	(133)
Realized gain on long-term investments	—	—		—	13
Other income (expense), net	1	(50)		87	(50)

Total other income, net	$406	$(1,243)	$1,649	$759	$(1,044)	$1,803

			(133)%			(172)%
As percent of total revenue	—%	2%		—%	1%

Foreign exchange gain during the three and six months ended May 31, 2005 was primarily attributable to the strengthening of the U.S. dollar against the Euro and the British Pound, as compared to same periods last year. Realized gain (loss) on short-term investments represents gains or losses realized when such short-term investments are sold and when other-than-temporary impairment on individual securities is recorded. The decrease in realized loss in short-term investments in the second quarter of fiscal year 2005 compared to same period last year was mainly due to volatility in market interest rates.

Provision for Income Taxes

	Three Months Ended May 31,			Six Months Ended May 31,
(in thousands, except percentages)	2005	2004	Change	2005	2004	Change
Provision for (benefit from) income taxes	$(15,500)	$6,441	$(21,941)	$(8,937)	$12,456	$(21,393)
Effective tax rate	(249%)	40%		(39%)	41%

We make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes.

We assess the likelihood that we will be able to recover our deferred tax assets. We consider all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. If recovery is not likely, we increase our provision for taxes by recording a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable. The available positive evidence at May 31, 2005, included three years of historical operating profits and a projection of future income limited to three years which coincides with the period over which we have recorded historical operating profits, due to our lack of visibility into earnings further into the future. As a result of our analysis of all available evidence, both positive and negative, at May 31, 2005, it was considered more likely than not that a full valuation allowance for deferred tax assets was not required resulting in the release of a portion of the valuation allowance previously recorded against our deferred tax assets generating a $18.2 million tax benefit recorded to the income statement. This resulted in an effective tax rate of (249%) for the three month period ended May 31, 2005 compared with an effective tax rate of 40% used to record the provision for income taxes for the comparable three month period in fiscal year 2004. Our effective tax rate for the second quarter of fiscal year 2005 also differs from the U.S. statutory rate primarily due to state taxes and non-deductible expenses.

In addition, a portion of the valuation allowance previously recorded against stock option related deferred tax assets and acquired deferred tax assets was released, generating a $12.9 million benefit recorded to additional paid-in capital and a $1.3 million benefit recorded to goodwill, respectively. As of May 31, 2005, we believed that the amount of the deferred tax assets recorded on our balance sheet as a result of the partial release of valuation allowance will ultimately be recovered. In the event that actual results differ from our estimates or we adjust our estimates in future periods, our operating results and financial position could be materially affected.

TIBCO SOFTWARE INC.

Of the remaining valuation allowance of approximately $199.8 million at May 31, 2005, we estimate that when this valuation allowance is released, approximately $15.4 million will result in an income tax benefit, approximately $9.4 million will be credited to goodwill and approximately $175.0 million relating to stock option exercises and related tax credits will be credited directly to additional paid-in capital. Of the estimated $15.4 million that will result in an income tax benefit, we estimate that approximately $8.3 million will be realized in the third and fourth quarters of fiscal year 2005.

Net undistributed earnings of certain foreign subsidiaries are considered to be indefinitely reinvested, and accordingly, no provision for U.S. Federal and state income taxes has been provided thereon. Upon distribution of these earnings in the form of dividends or otherwise, the Company would be subject to U.S. income taxes.

LIQUIDITY AND CAPITAL RESOURCES

As of May 31, 2005, the aggregate of our cash, cash equivalents and short-term investments increased by $4.4 million as compared to the end of fiscal year 2004. Our cash and cash equivalents totaled $172.2 million, a decrease of $8.7 million, while our short-term investments totaled $305.7 million, a $13.1 million increase from the amounts as of November 30, 2004.

Net cash provided by operating activities for the six months ended May 31, 2005 was $52.3 million, resulting from our net income of $32.1 million, adjusted by the partial release of the valuation allowance previously recorded against our deferred tax assets of $18.2 million, non-cash charges of $15.0 million and a net increase in assets and liabilities of $23.4 million. Net cash provided by operating activities for the six months ended May 31, 2004 was $33.0 million resulting from net income of $18.1 million combined with non-cash charges of $19.0 million partially offset by a net decrease in assets and liabilities of $4.1 million.

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

Net cash used for investing activities was $44.6 million for the six months ended May 31, 2005, which includes a $13.9 million net purchase of short-term investments, $21.4 million used to acquire ObjectStar and $8.5 million of capital expenditures. Net cash provided by investing activities was $88.7 million for the six months ended May 31, 2004, resulting primarily from $242.3 million net sales and maturities of short-term investments offset by $150.0 million restricted cash recorded in connection with our offer to acquire Staffware.

Net cash used for financing activities for the six months ended May 31, 2005 was $14.9 million, mainly resulting from $11.9 million in proceeds from the exercise of stock options and stock purchases under our Employee Stock Purchase Program (“ESPP”), net of the $26.0 million repurchase of our common stock from the open market. Net cash used for financing activities in the six months ended May 31, 2004 was $104.1 million, primarily resulting from the $115.0 million repurchase of our common stock pursuant to our repurchase agreement with Reuters, partially offset by $11.7 million in proceeds from the exercise of stock options and stock purchases under our ESPP.

We anticipate our operating expenses will grow in absolute dollars and in line with total revenue for the foreseeable future, and we intend to fund our operating expenses through cash flows from operations. Our capital expenditures are expected to be in the range of $15.0 million to $20.0 million for fiscal year 2005. We expect to use our current cash resources to fund capital expenditures as well as acquisitions or investments in complementary businesses, technologies or product lines, and repurchase of our own common stock. In September 2004, our Board of Directors authorized a stock repurchase program for up to $50.0 million of our common stock. As of May 31, 2005, $23.3 million remained available for future repurchases of our stock. We believe that our current cash, cash equivalents and short-term investments together with expected cash flows from operations will be sufficient to meet our anticipated cash requirements for working capital, capital expenditures, and stock repurchases for at least the next twelve months.

Commitments

In June 2003, we obtained a $54.0 million mortgage note to purchase our corporate headquarters to lower our operating costs. The note is collateralized by the commercial real property acquired. The principal balance remaining at the end of the 10-year term of $33.9 million is due as a final balloon payment on July 1, 2013. We are prohibited from acquiring another company without prior consent from the lender unless we maintain between $100.0 million and $300.0 million of cash and cash equivalents, depending on various other non-financial terms as defined in the agreements. In addition, we are subject to certain non-financial covenants as defined in the agreements. We were in compliance with all covenants as of May 31, 2005.

TIBCO SOFTWARE INC.

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

Also, in connection with the mortgage note payable for our corporate headquarters, we have a $20.0 million revolving line of credit that matures on June 21, 2006. The revolving line of credit is available for cash borrowings and for the issuance of letters of credit up to $20.0 million. As of May 31, 2005, no cash loans were outstanding under the facility and a $13.0 million irrevocable letter of credit was outstanding, leaving $7.0 million of available credit for additional letters of credit or cash loans. The $13.0 million irrevocable letter of credit outstanding was issued in connection with the mortgage note payable. The letter of credit automatically renews for successive one-year periods, until the mortgage note payable has been satisfied in full. We are required to maintain a minimum of $40.0 million in unrestricted cash, cash equivalents, and short-term investment balances net of total indebtedness as well as comply with other non-financial covenants defined in the agreement. We were in compliance with all covenants at May 31, 2005.

As of May 31, 2005, we had an additional $4.5 million irrevocable standby letter of credit outstanding in connection with a facility lease. The letter of credit automatically renews annually for the duration of the lease term, which expires in December 2010.

As of May 31, 2005, we had an additional $0.9 million irrevocable standby letter of credit outstanding in connection with a facility surrender agreement. The letter of credit automatically renews annually for the duration of the letter of credit requirement of the surrender agreement, which expires in June 2006.

As of May 31, 2005, in connection with bank guarantees issued by some of our international subsidiaries, we had $1.9 million of restricted cash which is included in Other Assets on our Condensed Consolidated Balance Sheets.

At various locations worldwide, we lease office space and equipment under non-cancelable operating leases with various expiration dates through November 2014. Rental expenses were approximately $2.2 million and $1.5 million for the three months ended May 31, 2005 and May 31, 2004, respectively, and $4.1 million and $3.0 million for the six months ended May 31, 2005 and May 31, 2004, respectively.

As of May 31, 2005, contractual commitments associated with indebtedness and lease obligations were as follows, (in thousands):

	Total	Remainder of 2005	2006	2007	2008	2009	Thereafter
Operating commitments:
Debt principal	$51,008	$865	$1,798	$1,892	$1,990	$2,094	$42,369
Debt interest	17,894	1,289	2,511	2,417	2,319	2,215	7,143
Operating leases	27,364	2,801	4,876	3,674	3,517	3,010	9,486

Total operating commitments	96,266	4,955	9,185	7,983	7,826	7,319	58,998
Restructuring-related commitments:
Operating leases, net of sublease income	33,818	2,992	4,779	5,423	6,341	6,688	7,595

Total commitments	$130,084	$7,947	$13,964	$13,406	$14,167	$14,007	$66,593

Restructuring-related lease obligations were as follows (in thousands):

	Total	Remainder of 2005	2006	2007	2008	2009	Thereafter
Gross lease obligations	$44,439	$4,603	$7,786	$7,712	$7,789	$7,816	$8,733
Sublease income	(10,621)	(1,611)	(3,007)	(2,289)	(1,448)	(1,128)	(1,138)

Net lease obligations	$33,818	$2,992	$4,779	$5,423	$6,341	$6,688	$7,595

As of May 31, 2005, future minimum lease payments under restructured non-cancelable operating leases included $31.4 million provided for accrued restructuring costs and $1.4 million and $1.8 million for acquisition integration liabilities related to our acquisitions of Talarian and Staffware, respectively. These amounts are included in Accrued Restructuring and Excess Facilities Costs on our Condensed Consolidated Balance Sheets.

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

TIBCO SOFTWARE INC.

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

Period-to-period comparisons of our operating results may not be a good indication of our future performance. Moreover, our operating results in some quarters have not in the past, and may not in the future, meet the expectations of stock market analysts and investors. This has in the past and may in the future cause our stock price to decline. As a result of our limited operating history, the evolving nature of the markets in which we compete and the size of our customer agreements, we have difficulty accurately forecasting our revenue in any given period. In addition to the factors discussed elsewhere in this section, a number of factors may cause our revenue to fall short of our expectations, or those of stock market analysts and investors, or cause fluctuations in our operating results, including:

•	the announcement or introduction of new or enhanced products or services by our competitors;

•	the relatively long sales cycles for many of our products;

•	the tendency of some of our customers to wait until the end of a fiscal quarter or our fiscal year in the hope of obtaining more favorable terms;

•	the timing of our new products or product enhancements or any delays in such introductions;

•	the delay or deferral of customer implementations of our products;

•	changes in customer budgets and decision making processes that could affect both the timing and size of any transaction;

•	our dependence on large deals, which if not closed, can greatly impact revenues for a particular quarter;

•	any difficulty we encounter in integrating acquired businesses, products or technologies;

•	the amount and timing of operating costs and capital expenditures relating to the expansion of our operations; and

•	changes in local, national and international regulatory requirements.

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

In this regard, our operating results in the second quarter of fiscal year 2005 did not meet the expectations of stock market analysts. We believe that our disappointing results were due in large part to the slippage in closing several large deals around the world. We have in the past and will in the future attempt to increase the diversification of our customer base and reduce our dependence on large transactions. However, due to the nature of our business and enterprise software transactions generally, these efforts may not be successful or even if successful, it is possible that our revenues will continue to be unpredictable.

Our stock price may be volatile, which could cause investors to lose all or part of their investments in our stock or negatively impact the effectiveness of our equity incentive plans.

The stock market in general and the stock prices of technology companies in particular, have experienced volatility which has often been unrelated to the operating performance of any particular company or companies. During the first half of fiscal year 2005, for example, our stock price fluctuated between a high of $13.60 and a low of $6.10. If market or industry-based fluctuations continue, our stock price could decline in the future regardless of our actual operating performance and investors could lose all or part of their investments.

TIBCO SOFTWARE INC.

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

Our success depends in part on our ability to continually enhance and broaden our product offerings in response to changing technologies, customer demands and competitive pressures. We have in the past and may in the future, acquire complementary businesses, products or technologies. In this regard, we completed our acquisition of ObjectStar International in March 2005 and acquired the businesses of Staffware and General Interface Corp. in 2004, Talarian Corporation in 2002, PRAJA, Inc. in 2002, Extensibility, Inc. in 2000 and InConcert, Inc. in 1999. We do not know if we will be able to complete any subsequent acquisition or that we will be able to successfully integrate any acquired business, operate it profitably, or retain its key employees. Integrating any newly acquired business, product or technology could be expensive and time-consuming, could disrupt our ongoing business and could distract our management. In particular, integrating sales forces and strategies for marketing and sales has in the past required and will likely require in the future, much time, effort and expense, especially from our management team. Therefore, we might not be able, either immediately post-acquisition or ever, to replicate the pre-acquisition revenues achieved by companies that we acquire. Furthermore, the costs of integrating acquired companies in international transactions can be particularly high, due to local laws and regulations, such as the “EU Directive (98/50/EC) amending Directive 77/187/EEC on the approximation of the laws of the Member States relating to the safeguarding of employees’ rights in the event of transfers of undertakings, businesses or parts of businesses” (“EU Directive (98/50/EC)”), which are heavily protective of employees’ rights in the context of a merger. We may face competition for acquisition targets from larger and more established companies with greater financial resources. In addition, in order to finance any acquisition, we might need to raise additional funds through public or private financings or use our cash reserves. In that event, we could be forced to obtain equity or debt financing on terms that are not favorable to us and, in the case of equity financing, that may result in dilution to our stockholders. Use of our cash reserves for acquisitions could limit our financial flexibility in the future. Moreover, the terms of existing loan agreements may prohibit certain acquisitions or may place limits on our ability to incur additional indebtedness or issue additional equity securities to finance acquisitions. If we are unable to integrate any newly acquired entity, products or technology effectively, our business, financial condition and operating results would suffer. In addition, any amortization or impairment of acquired intangible assets, stock-based compensation or other charges resulting from the costs of acquisitions could harm our operating results.

Increases in services revenues as a percentage of total revenues may decrease overall margins.

We have in the past and may continue in the future realize a higher percentage of revenues due to services and maintenance revenues. We realize lower margins on our services and maintenance revenues than on our software license revenues. In addition, we may contract with certain third parties to supplement the services we provide to customers, which generally yields lower margins than our internal services business. As a result, if services and maintenance revenues continue to increase as a percentage of total revenues or if we increase our use of third parties to provide services, our margins may decrease.

Our financial results may be materially adversely affected by and our business may suffer due to recent changes in the accounting rules governing the recognition of stock-based compensation expense.

Historically, we have accounted for employee stock-based compensation plans using the intrinsic value method prescribed by APB 25, “Accounting for Stock Issued to Employees.” Under this method, we recognized stock-based compensation for employees in negligible amounts for the three and six months ended May 31, 2005 and 2004, and $0.1 million, net of taxes, for fiscal year 2004. In accordance with SFAS 123 and SFAS 148, we provide additional disclosures of our operating results in the notes to our financial statements as if we had applied the fair value method of accounting. Had we accounted for our stock-based compensation expense for employees in our results of operations under the fair value method of accounting prescribed by SFAS 123, the compensation charges would have been significantly higher than under the intrinsic value method currently used by us and our net income would have been reduced by approximately $3.0 million and $7.6 million for the three and six months ended May 31, 2005, respectively, and by $38.0 million for fiscal year 2004.

In December 2004, FASB issued SFAS 123(R), which replaces SFAS 123 and supersedes APB 25. SFAS 123(R) requires compensation costs relating to share-based payment transactions to be recognized in financial statements. Due to the Amendment to Rule 4-01(a) issued in April 2005, SFAS 123(R) must be adopted by the first interim reporting period of the fiscal year that begins on or after June 15, 2005. Accordingly, we are required to adopt SFAS 123(R) starting in our first quarter of fiscal year 2006. We expect the adoption of SFAS 123(R) to have a material adverse impact on our net income or loss and our net income or loss per share by decreasing our income or increasing our losses by the additional amount of such stock option charges. We are currently in the process of evaluating the extent of such impact and cannot quantify the amount of such impact at this time.

TIBCO SOFTWARE INC.

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

In addition, our evaluation of our ICFR for fiscal year 2004 did not include an evaluation of the Staffware entities which we acquired during the second half of fiscal year 2004. Our inclusion of Staffware in future assessments will increase the cost and complexity of complying with Section 404 and may increase the risks of achieving compliance. These costs include the continued implementation of our integration plan for the acquired Staffware entities during the third quarter of fiscal year 2005, including the continued deployment of our enterprise resource planning software system to the Staffware entities. It may be difficult to design and implement effective ICFR for such combined operations and differences in existing controls of Staffware and other acquired businesses may result in weaknesses that require remediation when the internal control over financial reporting is combined. The management of our combined operations and growth will require us to improve our operational, financial and management controls, as well as our internal reporting systems and controls. We may not be able to implement improvements to our ICFR in an efficient and timely manner and may be unable to conclude in future periods that our internal controls over financial reporting are effective. Such complications could also harm our reputation with investors.

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

Since we completed our acquisition of Staffware in the third quarter of fiscal year 2004, we have been integrating many of our operations with those of Staffware. We have incurred and expect to incur significant costs, associated with both the acquisition and integration of Staffware, including intangible costs such as the diversion of management’s attention and focus. The tangible costs have been substantial and include advisers’ fees; reorganization or closure of facilities, including lease terminations; severance,

TIBCO SOFTWARE INC.

employee retention and other employee related costs; costs of meetings, training, re-branding and integration of information technology systems; and other integration costs. We also expect to incur costs as a result of international rules and regulations that limit or complicate restructuring plans, such as the EU Directive (98/50/EC) which requires us to undertake costly and time-consuming administrative measures to protect employees’ rights in connection with our acquisition of Staffware. In addition, our inclusion of Staffware in future Section 404 assessments will increase the costs and complexity of complying with Section 404.

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

The market for infrastructure software is relatively new and evolving. We earn a substantial portion of our revenue from licenses of our infrastructure software, including application integration software, and sales of related services. We expect to earn substantially all of our revenue in the foreseeable future from sales of these products and services. Our future financial performance will depend on continued growth in the number of organizations demanding software and services for application integration and information delivery and companies seeking outside vendors to develop, manage and maintain this software for their critical applications. A slowly recovering United States and global economy, which has had a disproportionate impact on information technology spending by businesses, has led to a reduction in sales in the past and may continue to do so in the future. Many of our potential customers have made significant investments in internally developed systems and would incur significant costs in switching to third-party products, which may substantially inhibit the growth of the market for infrastructure software. If the market fails to grow, or grows more slowly than we expect, our sales will be adversely affected. Also, even as the economy revives and companies make greater investments in information technology and infrastructure software, our revenue may not grow at the same pace.

Our business is subject to seasonal variations which make quarter-to-quarter comparisons difficult.

Our business is subject to variations throughout the year due to seasonal factors in the U.S. and worldwide. These factors include fewer selling days in Europe during the summer vacation season which has a disproportionate effect on sales in Europe, including the impact of the holidays and a slow down in capital expenditures by our customers at calendar year-end (during our first fiscal quarter). These factors typically result in lower sales activity in our first and third fiscal quarters compared to the rest of the year and they make quarter-to-quarter comparisons of our operating results less meaningful.

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

TIBCO SOFTWARE INC.

Reuters may also internally use and embed our products in its solutions. While we currently do not offer any risk management and market data distribution solutions as part of our product offerings, if we were to develop any such products, we would have to rely on Reuters to sell those products in the financial services market until these restrictions end. Reuters is not required to help us sell any of these products in those markets and Reuters may choose not to sell our products over our competitors’ products. Consequently, our revenue from the financial services market will be dependent upon our ability to directly market and sell our products in such market or indirectly with resellers other than Reuters.

Reuters paid us quarterly minimum guaranteed distribution fees through March 2005. We no longer receive such minimum guaranteed fees and have to replace such revenue with direct sales either to financial services companies or increased sales in other sectors. It is possible that we may not be successful in generating enough revenue from financial services market customers to replace these minimum guaranteed payments. Any inability on our part to replace the minimum guaranteed revenue from Reuters will adversely affect our business and operating results.

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

Because of the slow recovery in the global economy, our exposure to credit risks has increased. Although these losses have not been material to date, future losses, if incurred, could harm our business and have an adverse effect on our business, operating results and financial condition.

We have in the past incurred significant expenses in both hiring new employees and reducing or re-aligning our headcount in response to changing market conditions, and the volatile nature of our industry makes it likely that we will continue to expend significant resources in managing our operations.

Our ability to successfully offer products and services and implement our business plan in a rapidly evolving market requires an effective planning and management process. We have increased the scope of our operations both domestically and internationally. We must successfully integrate new employees into our operations and generate sufficient revenues to justify the costs associated with these employees. If we fail to successfully integrate employees or to generate the revenue necessary to offset employee-related expenses, we may be forced to reduce our headcount, which would force us to incur significant expenses and would harm our business and operating results. For example, in the three months ended May 31, 2005, we recorded a $3.7 million restructuring charge for a workforce reduction to re-align our resources and cost structure. We expect that we will need to continue to improve our financial and managerial controls, reporting systems and procedures and continue to train and manage our workforce worldwide. Furthermore, we expect that we will be required to manage an increasing number of relationships with various customers and other third parties. Failure to control costs in any of the foregoing areas efficiently and effectively could interfere with the growth of our business as a whole.

TIBCO SOFTWARE INC.

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

Our success also depends on our ability to recruit, retain and motivate highly skilled sales, marketing and engineering personnel and we have invested significantly in building our sales, marketing and engineering groups. Competition for these people in the software industries is intense, and we may not be able to successfully recruit, train or retain qualified personnel. In addition, we have in the past and may in the future experienced turnover in our marketing and sales management.

The loss of any significant customer could harm our business and cause our stock price to decline.

We do not have long-term sales contracts with any of our customers. Our customers may choose not to purchase our products in the future. As a result, a customer that generates substantial revenue for us in one period may not be a source of revenue in subsequent periods. For example, although no single customer represented greater than 10% of total revenue during the first half of fiscal year 2005, for the first quarter of fiscal year 2004, revenue from one customer, Telecom Italia and its affiliates, accounted for 16% of total revenue, and for the second quarter of fiscal year 2004, revenue from one other customer, Pepsico, accounted for 15% of total revenue. Any inability on our part to upsell to and generate revenues from our existing customers could adversely affect our business and operating results.

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

We regard our copyrights, service marks, trademarks, trade secrets, patents (licensed or others) and similar intellectual property as critical to our success. Any misappropriation of our proprietary information by third parties could harm our business, financial condition and operating results. In addition, the laws of some countries do not provide the same level of protection of our proprietary information as do the laws of the United States. If our proprietary information or material were misappropriated, we might have to engage in litigation to protect it. We might not succeed in protecting our proprietary information if we initiate intellectual property litigation,

TIBCO SOFTWARE INC.

and, in any event, such litigation would be expensive and time-consuming, could divert our management’s attention away from running our business and could seriously harm our business.

We must overcome significant competition in order to succeed.

The market for our products and services is extremely competitive and subject to rapid change. We compete with various providers of enterprise application integration solutions, including webMethods and SeeBeyond. We also compete with various providers of web services such as Microsoft, BEA, SAP and IBM. We believe that of these companies, IBM has the potential to offer the most complete competitive set of products for enterprise application integration. As a result of our acquisition of Staffware, we now also compete with various providers of BPM solutions. In addition, some of our competitors are effectively expanding their competitive product offerings and market position through acquisitions. For example, Sun Microsystems announced in June 2005 that it intends to purchase SeeBeyond, potentially making Sun Microsystems a direct competitor of ours as well. We also face competition for certain aspects of our product and service offerings from major systems integrators. We expect additional competition from other established and emerging companies.

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

In May 2005, three purported shareholder class action complaints were filed against us and several of our officers in the U.S. District Court for the Northern District of California. The plaintiffs in such actions are seeking to represent a class of purchasers of TIBCO’s common stock from September 21, 2004 through March 1, 2005. The complaints generally allege that we made false or misleading statements concerning our operating results, our business and internal controls and the integration of Staffware. The complaints seek unspecified monetary damages. We intend to defend ourselves vigorously; however we expect to incur significant costs in mounting such defense.

In addition, certain of our directors and officers and certain investment bank underwriters have been named in a putative class action for violation of the federal securities laws in the U.S. District Court for the Southern District of New York, captioned “In re TIBCO Software Inc. Initial Public Offering Securities Litigation.” This is one of a number of cases challenging underwriting practices in the initial public offerings of more than 300 companies, which have been coordinated for pretrial proceedings as “In re Initial Public Offering Securities Litigation.” Plaintiffs generally allege that the underwriters engaged in undisclosed and improper underwriting activities, namely the receipt of excessive brokerage commissions and customer agreements regarding post-offering purchases of stock in exchange for allocations of IPO shares. Plaintiffs also allege that various investment bank securities analysts issued false and misleading analyst reports. The complaint against us claims that the purported improper underwriting activities were not disclosed in the registration statements for our IPO and secondary public offering and seeks unspecified damages on behalf of a purported class of persons who purchased our securities or sold put options during the time period from July 13, 1999 to December 6, 2000.

TIBCO SOFTWARE INC.

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

As of May 31, 2005, we had an investment portfolio of fixed income securities totaling $305.7 million, excluding those classified as cash and cash equivalents. Our investments consist primarily of bank and finance notes, various government obligations and asset-backed securities. These securities are classified as available-for-sale and are recorded on the balance sheet at fair market value with unrealized gains or losses reported as a separate component of stockholders’ equity. Unrealized losses are charged against income when a decline in fair market value is determined to be other-than-temporary. The specific identification method is used to determine the cost of securities sold.

The investment portfolio is subject to interest rate risk and will fall in value in the event market interest rates increase. If market interest rates were to increase immediately and uniformly by 100 basis points from levels as of May 31, 2005, the fair market value of the portfolio would decline by approximately $2.5 million.

TIBCO SOFTWARE INC.

We develop products in the United States of America and sell in North America, South America, Europe, the Pacific Rim and the Middle East. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. The acquisition of Staffware increased our international sales and potentially increases our exposure to foreign exchange fluctuations. A majority of sales are currently made in U.S. dollars; however, a strengthening of the dollar could make our products less competitive in foreign markets. To manage currency exposure related to net assets and liabilities denominated in foreign currencies, we enter into forward contracts for certain foreign denominated assets or liabilities. We do not enter into derivative financial instruments for trading purposes. We did not have any outstanding forward contracts as of May 31, 2005.

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

TIBCO SOFTWARE INC.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

In May 2005, three purported shareholder class action complaints were filed against us and several of our officers in the U.S. District Court for the Northern District of California. The plaintiffs in such actions are seeking to represent a class of purchasers of TIBCO’s common stock from September 21, 2004 through March 1, 2005. The complaints generally allege that we made false or misleading statements concerning our operating results, our business and internal controls and the integration of Staffware. The complaints seek unspecified monetary damages.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

(In thousands, except per-share amounts)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet Be Purchased under the Plans or Programs (1)
February 28 to March 27, 2005	—	$—	—	$47,531
March 28 to April 27, 2005	2,200	$7.00	2,200	$32,131
April 28 to May 29, 2005	1,300	$6.81	1,300	$23,276

Total	3,500	$6.93	3,500	$23,276

(1)	In September 2004, our Board of Directors authorized a stock repurchase program for the repurchase of up to $50 million of common stock. The remaining authorized amount for stock repurchases under this program as of May 31, 2005 was approximately $23.3 million.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At our annual meeting of stockholders on April 21, 2005, the following two proposals were voted on and approved as follows:

PROPOSAL I (To elect six directors to serve until our next annual meeting of stockholders, or until their successors are duly elected and qualified.)

	Total Vote For Each Director	Total Vote Withheld From Each Director
Vivek Y. Ranadivé	178,284,813	15,269,111
Bernard Bourigeaud	182,547,643	11,006,281
Eric Dunn	182,555,654	10,998,270
Naren Gupta	173,571,692	19,982,232
Peter Job	179,215,501	14,338,423
Philip K. Wood	167,928,001	25,625,923

PROPOSAL II (To ratify the appointment of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the fiscal year ending November 30, 2005.)

For	Against	Abstain
178,809,900	8,732,203	6,011,821

ITEM 6.	EXHIBITS

31.1	Rule 13a – 14(a) / 15d – 14(a) Certification by Chief Executive Officer.

31.2	Rule 13a – 14(a) / 15d – 14(a) Certification by Chief Financial Officer.

32.1	Section 1350 Certification by Chief Executive Officer.

32.2	Section 1350 Certification by Chief Financial Officer.

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

Date: July 8, 2005