Form 10-Q
period 2005-08-28
TIBCO SOFTWARE INC
filed 2005-10-07
CIK 1085280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 28, 2005

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

The number of shares outstanding of the registrant’s Common Stock, $0.001 par value, as of October 4, 2005 was 212,173,248 shares.

TIBCO SOFTWARE INC.

TIBCO SOFTWARE INC.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except per share data)

	As of August 31, 2005	As of November 30, 2004
ASSETS
Current assets:
Cash and cash equivalents	$171,729	$180,849
Short-term investments	310,733	292,686
Accounts receivable, net of allowances; $3,931 and $3,845, respectively	90,020	109,002
Accounts receivable from related parties	1,107	2,886
Other current assets	17,519	16,984

Total current assets	591,108	602,407
Property and equipment, net	117,438	118,058
Long-term deferred income tax assets	32,603	—
Other assets	32,924	32,389
Goodwill	271,009	265,137
Acquired intangibles, net	70,332	64,820

Total assets	$1,115,414	$1,082,811

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,757	$7,058
Accrued liabilities	76,895	84,429
Accrued restructuring and excess facilities costs	8,493	9,489
Deferred revenue	70,007	60,633
Current portion of long-term debt	1,775	1,708

Total current liabilities	166,927	163,317
Accrued excess facilities costs, less current portion	25,022	29,878
Long-term deferred income tax liabilities	18,275	18,991
Long-term debt, less current portion	48,803	50,143

Total liabilities	259,027	262,329
Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock, $0.001 par value; 1,200,000 shares authorized; 211,828 and 213,912 shares issued and outstanding, respectively	212	214
Additional paid-in capital	926,951	933,223
Unearned stock-based compensation	(124)	(149)
Accumulated other comprehensive income (loss)	(3,112)	702
Accumulated deficit	(67,540)	(113,508)

Total stockholders’ equity	856,387	820,482

Total liabilities and stockholders’ equity	$1,115,414	$1,082,811

See accompanying notes to condensed consolidated financial statements.

TIBCO SOFTWARE INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share data)

	Three Months Ended		Nine months Ended
	August 31, 2005	August 31, 2004	August 31, 2005	August 31, 2004
Revenue:
License revenue:
Non-related parties	$44,365	$53,697	$121,097	$131,417
Related parties	—	3,751	16,038	12,119

Total license revenue	44,365	57,448	137,135	143,536

Service and maintenance revenue:
Non-related parties	58,488	44,279	164,082	105,264
Related parties	1,404	2,860	5,740	9,696
Reimbursable expenses	1,688	1,324	4,522	3,065

Total service and maintenance revenue	61,580	48,463	174,344	118,025

Total revenue	105,945	105,911	311,479	261,561

Cost of revenue:
Cost of revenue, non-related parties	31,034	27,664	89,915	62,496
Cost of revenue, related parties	—	—	92	—

Total cost of revenue	31,034	27,664	90,007	62,496

Gross profit	74,911	78,247	221,472	199,065

Operating expenses:
Research and development	18,073	16,189	51,529	43,146
Sales and marketing	34,392	32,960	103,690	86,489
General and administrative	8,814	8,740	27,269	19,282
Restructuring charges	162	—	3,905	—
Acquired in-process research and development	—	2,200	—	2,200
Amortization of acquired intangibles	2,317	2,218	6,515	3,200

Total operating expenses	63,758	62,307	192,908	154,317

Income from operations	11,153	15,940	28,564	44,748
Interest income	3,150	1,920	9,532	6,125
Interest expense	(670)	(690)	(2,040)	(2,078)
Other income expense, net	(1,142)	(569)	(383)	(1,612)

Income before income taxes	12,491	16,601	35,673	47,183
Provision for (benefit from) income taxes	(1,358)	8,031	(10,295)	20,487

Net income	$13,849	$8,570	$45,968	$26,696

Net income per share:
Basic	$0.07	$0.04	$0.21	$0.13

Shares used to compute net income per share—Basic	212,308	209,442	213,870	205,815

Net income per share:
Diluted	$0.06	$0.04	$0.21	$0.12

Shares used to compute net income per share—Diluted	219,775	221,413	223,747	218,841

See accompanying notes to condensed consolidated financial statements.

TIBCO SOFTWARE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine months Ended
	August 31, 2005	August 31, 2004
Cash flows from operating activities:
Net income	$45,968	$26,696
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	11,394	9,665
Amortization of acquired intangibles	11,143	7,860
Stock-based compensation	110	133
Realized loss on investments, net	250	180
Deferred income tax	(20,096)	(856)
Tax benefits related to acquisitions and stock options	—	9,401
Changes in assets and liabilities:
Accounts receivable	22,109	(14,574)
Accounts receivable from related parties	1,779	2,243
Other assets	1,781	(2,046)
Accounts payable	2,748	623
Accrued liabilities, restructuring and excess facilities costs	(13,055)	11,751
Deferred revenue	6,570	6,128

Net cash provided by operating activities	70,701	57,204

Cash flows from investing activities:
Purchases of short-term investments	(192,260)	(450,537)
Sales and maturities of short-term investments	173,502	707,772
Cash used in acquisitions	(24,849)	(111,462)
Purchases of property and equipment, net	(11,753)	(4,915)
Purchases of private equity investments	(311)	(293)
Restricted cash and short-term investments pledged as security	(546)	(927)

Net cash provided by (used for) investing activities	(56,217)	139,638

Cash flows from financing activities:
Proceeds from exercise of stock options	10,302	10,196
Proceeds from employee stock purchase program	4,042	5,047
Repurchase of the Company’s common stock	(33,424)	(115,000)
Principal payments on long term debt	(1,273)	(1,210)

Net cash used for financing activities	(20,353)	(100,967)

Effect of exchange rate changes on cash	(3,251)	(386)

Net change in cash and cash equivalents	(9,120)	95,489
Cash and cash equivalents at beginning of period	180,849	83,278

Cash and cash equivalents at end of period	$171,729	$178,767

Supplemental cash flow information:
Cash paid for taxes	$5,067	$2,600
Cash paid for interest	2,040	2,078
Non-cash investing and financing activities:
Common stock issued in connection with acquisition	—	92,270

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

For purposes of presentation, we have indicated the third quarter of fiscal years 2005 and 2004 as ended on August 31, 2005 and 2004, respectively; whereas in fact, our third fiscal quarter ended on the Sunday nearest to the end of August in both years.

The results of operations for the three and nine months ended August 31, 2005 are not necessarily indicative of the results that may be expected for the year ending November 30, 2005 or any other future period, and we make no representations related thereto.

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

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table illustrates the effect on net loss and net loss per share if we had applied a fair value method as prescribed by SFAS 123 for the periods indicated (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	August 31, 2005	August 31, 2004	August 31, 2005	August 31, 2004
Net income, as reported	$13,849	$8,570	$45,968	$26,696
Add: Total stock-based employee compensation expense determined under intrinsic value based method for all awards, net of related tax effects	6	11	23	85
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(4,032)	(9,183)	(11,648)	(27,910)

Pro forma net income (loss)	$9,823	$(602)	$34,343	$(1,129)

Net income (loss) per share:
Basic—as reported	$0.07	$0.04	$0.21	$0.13

Basic—pro forma	$0.05	$—	$0.16	$(0.01)

Diluted—as reported	$0.06	$0.04	$0.21	$0.12

Diluted—pro forma	$0.05	$—	$0.16	$(0.01)

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

Also see Note 9, Provision for Income Taxes.

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

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

Marketable securities as of August 31, 2005 and November 30, 2004, which are classified as available-for-sale, are summarized below (in thousands):

	Purchase/ Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value	Classified on Balance Sheet as:
					Cash and Cash Equivalents	Short-term Investments
As of August 31, 2005
U.S. Government debt securities	$167,889	$—	$(1,160)	$166,729	$—	$166,729
Corporate debt securities	184,439	29	(699)	183,769	60,828	122,941
Notes and other securities	21,163	—	(108)	21,055	—	21,055
Marketable equity securities	6	2	—	8	—	8
Money market funds	6,226	—	—	6,226	6,226	—

Total	$379,723	$31	$(1,967)	$377,787	$67,054	$310,733

As of November 30, 2004
U.S. Government debt securities	$161,180	$—	$(1,022)	$160,158	$—	$160,158
Corporate debt securities	93,183	7	(568)	92,622	—	92,622
Notes and other securities	60,117	12	(320)	59,809	19,943	39,866
Marketable equity securities	40	—	—	40	—	40
Money market funds	237	—	—	237	237	—

Total	$314,757	$19	$(1,910)	$312,866	$20,180	$292,686

Fixed income securities included in short-term investments above, are summarized by their contractual maturities as follows (in thousands):

	As of August 31, 2005	As of November 30, 2004
Contractual maturities
Less than one year	$204,286	$123,269
One to three years	106,438	169,377

Total	$310,724	$292,646

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table summarizes the net realized gains (losses) on short-term investments for the periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	August 31, 2005	August 31, 2004	August 31, 2005	August 31, 2004
Realized gains	$—	$44	$—	$897
Realized losses	(230)	(104)	(250)	(1,077)

Net realized losses	$(230)	$(60)	$(250)	$(180)

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

In accordance with EITF 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”, the following table summarizes the fair value and gross unrealized losses related to available-for-sale securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of August 31, 2005 (in thousands):

	Less than 12 months		Greater than 12 months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Government debt securities	$151,934	$(1,113)	$15,955	$(47)	$167,889	$(1,160)
Corporate debt securities	131,519	(486)	25,507	(213)	157,026	(699)
Notes and other securities	13,826	(51)	7,229	(57)	21,055	(108)

	$297,279	$(1,650)	$48,691	$(317)	$345,970	$(1,967)

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

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

Recent Accounting Pronouncements

In May 2005, FASB issued SFAS 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3”. SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle, and applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. This statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. We do not expect that adoption of this statement will have a material impact on our results of operations or financial condition.

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

SFAS 123(R) requires that compensation costs relating to share-based payment transactions be recognized in the financial statements. The pro forma disclosure previously permitted under SFAS 123 will no longer be an acceptable alternative to recognition of expense in the financial statements. SFAS 123(R) also provides three alternative transition methods for its first adoption. We currently measure compensation costs related to share-based payments under APB 25, as allowed by SFAS 123, and provide disclosure in notes to our financial statements as required by SFAS 123. We will use the modified prospective application transition method, and we are still studying the impact of applying various other provisions of SFAS 123(R). We expect the adoption of SFAS 123(R) and SAB 107 will have a materially adverse impact on our net income and net income per share, and we are currently evaluating the extent of such impact.

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

3.    BUSINESS COMBINATIONS

Velosel Corporation

On August 1, 2005, we acquired certain assets of Velosel Corporation (“Velosel”), a Delaware corporation providing product information management. The total purchase price was approximately $3.4 million paid in cash. Under the preliminary purchase price allocation, substantially all of the purchase price is related to amortizable intangible assets, including core technologies. The acquired intangible assets are amortizable over their estimated useful lives of three to six years. No goodwill has been recorded for this acquisition as the fair value of acquired assets exceeds the purchase price.

ObjectStar International Limited

On March 7, 2005, we acquired substantially all of the assets and certain liabilities of ObjectStar International Limited (“ObjectStar”), a privately held native mainframe integration solutions provider.

The total purchase price was approximately $21.4 million, comprised of $20.9 million in cash and $0.5 million in direct transaction costs, including legal and valuation fees. The ObjectStar acquisition was accounted for under SFAS 141 “Business Combinations” and certain specified provisions of SFAS 142 “Goodwill and Other Intangible Assets”. The assets acquired and liabilities assumed are based on their fair values at the date of acquisition. ObjectStar’s existing technology had reached technological feasibility at the time of the acquisition; therefore we did not record an in-process research and development charge. The results of operations of ObjectStar have been included in our Consolidated Statement of Operations from March 7, 2005. Pro forma results, assuming that the acquisition of ObjectStar took place at the beginning of fiscal year 2004, are not presented in this report, as the effect of the acquisition would not have been material to our results of operations.

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

We are currently finalizing our assessment of the fair value of the intangible and other assets acquired. The following table summarizes the preliminary allocation of the purchase price to the assets acquired and liabilities assumed based on their fair values on the date of acquisition (in thousands):

Tangible assets acquired :
Accounts Receivable	$3,057
Other	205

Total tangible assets acquired	3,262	$3,262
Amortizable intangible assets:
Developed technology	1,600
Patents/core technology	1,100
Maintenance contracts	9,400
Non-compete agreements	200
Customer base	1,600

Total amortizable intangible assets	13,900	13,900
Goodwill		7,633

Total assets acquired		24,795
Liabilities assumed:
Deferred revenue	(3,018)
Other	(328)

Total liabilities assumed	(3,346)	(3,346)

Total purchase price		$21,449

We assessed the potential benefits from this acquisition, including the broadening of our mainframe product set, improvement of our competitive position and the possibility of increased revenues, and determined that the purchase price represented appropriate consideration for the acquisition. As the purchase price exceeded the fair value of the assets purchased, we recorded goodwill in connection with this transaction, of which approximately $1.8 million is amortizable for income tax purposes. In accordance with SFAS 142, goodwill is not being amortized and will be tested for impairment annually or sooner, if circumstances indicate that impairment may have occurred.

Amounts allocated to developed technology, patents/core technology, and customer base are amortized over their estimated useful lives of five years. Maintenance agreements are amortized over their estimated useful lives of nine years and non-competition agreements are amortized over their estimated useful lives of three years.

Staffware plc

In June 2004, we acquired Staffware plc (“Staffware”), a provider of business process management (“BPM”) solutions that enable companies to automate, refine and manage their business processes. The addition of Staffware’s BPM solutions enabled us to offer our combined customer base a more robust and expanded real-time business integration solution, and increased our distribution capabilities through the cross-selling of products into new geographic regions. These factors contributed to a purchase price exceeding the fair value of Staffware’s net tangible and intangible assets acquired. As a result, we recorded $163.3 million of goodwill in connection with this transaction, which is not deductible for income tax purposes. In accordance with SFAS 142, goodwill is not being amortized and will be tested for impairment annually or sooner, if circumstances indicate that impairment may have occurred.

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The total purchase price of approximately $237.1 million was comprised of $139.7 million in cash, the issuance of 10.9 million shares of our common stock valued at $92.3 million and approximately $5.1 million in direct transaction costs, including legal, valuation and accounting fees.

In-process research and development of $2.2 million was expensed upon consummation of the acquisition. Other identifiable intangible assets, including developed technology, customer base and trademarks, are being amortized over their useful lives of five years; and patents/core technology and maintenance contracts are being amortized over their estimated useful lives of eight years.

The results of operations of Staffware have been included in our Consolidated Statements of Operations from June 7, 2004, the date of acquisition. If we had acquired Staffware at the beginning of fiscal year 2004, our unaudited pro forma net revenues, net income and net income per share would have been as follows (in thousands):

	Three Months Ended August 31, 2004	Nine Months Ended August 31, 2004
Revenue	$106,726	$297,913

Net income	$7,943	$17,029

Net income per share—Basic	$0.04	$0.08

Net income per share—Diluted	$0.04	$0.08

As a result of the acquisition of Staffware, we incurred acquisition integration expenses for incremental costs to exit and consolidate activities at certain Staffware locations, to terminate certain Staffware employees, and for other costs of integrating operating locations and other activities of Staffware with our existing operations. Generally accepted accounting principles require that these acquisition integration expenses, which are not associated with the generation of future revenues and have no future economic benefit, be reflected as assumed liabilities in the allocation of the purchase price to the net assets acquired. The components of the acquisition integration liabilities included in the purchase price allocation for Staffware are as follows (in thousands):

	Excess Facilities	Workforce Reduction and Other	Total
Original accrual	$2,913	$2,774	$5,687
Utilized in fiscal year 2004	(68)	(1,719)	(1,787)

Balance as of November 30, 2004	2,845	1,055	3,900
Utilized or adjusted in the nine month period	(1,356)	(1,042)	(2,398)

Balance as of August 31, 2005	$1,489	$13	$1,502

The workforce reductions represent the termination of 30 Staffware employees, including two research and development, three customer support, 15 sales and marketing, and 10 administrative personnel. The remaining balance as of August 31, 2005 is expected to be utilized before the end of fiscal year 2005.

4.    GOODWILL AND OTHER INTANGIBLES

Goodwill is not amortized, but is tested for impairment at least annually, or sooner, if circumstances indicate impairment may have occurred. SFAS 142 prescribes a two-step process for impairment testing of goodwill. For

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

the first step we screen for impairment, and if any possible impairment exists, we undertake a second step of measuring such impairment. We generally perform our goodwill impairment test annually in our fourth fiscal quarter, and the last impairment test was completed for the fiscal year ended November 30, 2004. SFAS 142 requires impairment testing based on reporting units. Following our acquisitions of Staffware in June 2004 and ObjectStar in March 2005, we re-evaluated our business and determined that we continue to operate in one segment, which we consider our sole reporting unit. Therefore, goodwill was tested and will continue to be tested for impairment at the enterprise level. To date, we have determined that there has been no impairment of goodwill.

The change in the carrying amount of goodwill for the nine months ended August 31, 2005 was as follows (in thousands):

Goodwill
Balance as of November 30, 2004	$265,137
Changes in the nine months ended August 31, 2005
Goodwill from the acquisition of ObjectStar	7,633
Tax benefit related to acquired deferred tax assets	(1,324)
Other adjustments	(437)

Balance as of August 31, 2005	$271,009

Our acquired intangible assets are being amortized on a straight line basis over their estimated useful lives. The following is a summary of the weighted average lives and the carrying values of our acquired intangible assets by category (in thousands, except for weighted average life):

		As of August 31, 2005			As of November 30, 2004
	Weighted Average Life	Gross Amount	Accumulated Amortization	Net Carrying Amount	Gross Amount	Accumulated Amortization	Net Carrying Amount
Developed technologies	4.8 years	$46,589	$(26,760)	$19,829	$43,630	$(22,230)	$21,400
Customer base	4.8 years	21,659	(8,656)	13,003	19,060	(6,365)	12,695
Patents/core technology	7.7 years	15,239	(2,293)	12,946	14,200	(887)	13,313
Trademarks	4.9 years	5,087	(2,427)	2,660	5,150	(1,878)	3,272
Non-compete agreements	2.3 years	680	(513)	167	480	(480)	—
OEM customer royalty agreements	5.0 years	1,000	(667)	333	1,000	(517)	483
Maintenance agreements	8.3 years	24,746	(3,352)	21,394	15,000	(1,343)	13,657

Total		$115,000	$(44,668)	$70,332	$98,520	$(33,700)	$64,820

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Amortization of developed technologies is recorded in cost of revenue, while the amortization of other acquired intangibles is included in operating expenses. The following summarizes the amortization expense of acquired intangible assets for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	August 31, 2005	August 31, 2004	August 31, 2005	August 31, 2004
Amortization of acquired intangible assets
In cost of revenue	$1,434	$2,277	$4,628	$4,660
In operating expenses	2,317	2,218	6,515	3,200

Total	$3,751	$4,495	$11,143	$7,860

As of August 31, 2005, we expect the amortization of acquired intangible assets for future periods to be as follows (in thousands):

Estimated Amortization Expense
Remainder of year ending November 30, 2005	$3,728
Year ending November 30, 2006	14,777
Year ending November 30, 2007	14,655
Year ending November 30, 2008	14,329
Thereafter	22,843

Total	$70,332

5.    ACCRUED RESTRUCTURING AND INTEGRATION COSTS

During the second quarter of fiscal year 2005, we initiated a restructuring plan designed to re-align our resources and cost structure, and accordingly recognized a restructuring charge of approximately $3.7 million for the resulting workforce reduction. The restructuring plan eliminated 49 employees, across all functions and primarily in our European operations. During the third quarter of fiscal year 2005, we recognized an additional $0.2 million as actual expenses are expected to exceed the original provision. As of August 31, 2005, $2.6 million related to this plan has been paid. We expect to utilize the remaining accrual by the end of fiscal year 2005.

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

Also in the third quarter of fiscal year 2004, we recorded $2.2 million in additional restructuring charges related to properties vacated in connection with a facilities consolidation. The additional facilities charges resulted from revisions to our estimates of future sublease income due to the prolonged recovery of the applicable real estate market. The estimated excess facilities costs were based on our contractual obligations, net of estimated sublease income, based on current comparable rates for leases in their respective markets.

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following is a summary of activities in accrued restructuring and excess facilities costs for the nine months ended August 31, 2005 (in thousands):

	Accrued Excess Facilities Costs				Accrued Severance Costs			Total
	Headquarter Facilities	Talarian Integration	Staffware Integration	Subtotal	2005 Restructuring	Staffware Integration	Subtotal
Balance as of Nov 30, 2004	$34,421	$2,101	$2,845	$39,367	$—	$1,055	$1,055	$40,422
Acquisition integration costs adjustment	—	—	—	—	—	(352)	(352)	(352)
Restructuring charge	—	—	—	—	3,905	—	3,905	3,905
Non-cash write-down of furniture and fixtures	—	—	(813)	(813)	—	—	—	(813)
Net cash utilized in the nine month period	(4,832)	(956)	(543)	(6,331)	(2,613)	(690)	(3,303)	(9,634)

Balance as of August 31, 2005	$29,589	$1,145	$1,489	$32,223	$1,292	$13	$1,305	$33,528

The remaining accrued excess facilities costs represent the estimated loss on abandoned facilities, net of sublease income, which is expected to be paid over the next six years. As of August 31, 2005, $25.0 million of the $32.5 million accrued restructuring and excess facilities costs were classified as long-term liabilities based on our current expectation that we will have to pay the remaining lease payments over the remaining term of the related leases. Accrued severance costs related to the Staffware integration are included in the Condensed Consolidated Balance Sheets as part of accrued liabilities.

6.    LONG TERM DEBT AND LINE OF CREDIT

Mortgage Note Payable

In connection with the purchase of our corporate headquarters in June 2003, we recorded a $54.0 million mortgage note payable to a financial institution collateralized by the commercial real property acquired. The mortgage note payable carries a fixed annual interest rate of 5.09% and a 20-year amortization. The principal balance that will be remaining at the end of the ten-year term of $33.9 million is due as a final lump sum payment on July 1, 2013. We are prohibited from acquiring another company without prior consent from the lender unless we maintain between $100.0 million and $300.0 million of cash and cash equivalents, depending on various other non-financial terms as defined in the agreements. In addition, we are subject to certain non-financial covenants as defined in the agreements. We were in compliance with all covenants as of August 31, 2005.

We capitalized $0.7 million in financing fees in connection with the mortgage note payable. These fees are included in Other Assets on the Condensed Consolidated Balance Sheets and are amortized to interest expense over the ten year term of the loan.

Line of Credit

We have a $20.0 million revolving line of credit that matures on June 21, 2006. The revolving line of credit is available for cash borrowings and for the issuance of letters of credit up to $20.0 million. As of August 31, 2005, no borrowings were outstanding under the facility and a $13.0 million irrevocable letter of credit was outstanding, leaving $7.0 million of available credit for additional letters of credit or cash borrowings. The $13.0 million irrevocable letter of credit outstanding was issued in connection with the mortgage note payable. The letter of credit automatically renews for successive one-year periods, until the mortgage note payable has been

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

satisfied in full. We are required to maintain a minimum of $40.0 million in unrestricted cash, cash equivalents, and short-term investment balances, net of total indebtedness, as well as comply with other non-financial covenants defined in the agreement. We were in compliance with all covenants under the revolving line of credit as of August 31, 2005.

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

As of August 31, 2005, in connection with bank guarantees issued by some of our international subsidiaries, we had $1.9 million of restricted cash which is included in Other Assets on our Condensed Consolidated Balance Sheets.

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

Operating Commitments

We lease office space and equipment under non-cancelable operating leases with various expiration dates through November 2014. Rental expense was approximately $2.2 million for both three-month periods ended August 31, 2005 and 2004, and $6.3 million and $5.2 million for both nine-month periods ended August 31, 2005 and 2004, respectively.

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

As of August 31, 2005, contractual commitments associated with indebtedness and lease obligations were as follows (in thousands):

	Total	Remainder of 2005	2006	2007	2008	2009	Thereafter
Operating commitments:
Debt principal	$50,578	$435	$1,798	$1,892	$1,990	$2,094	$42,369
Debt interest	17,247	642	2,511	2,417	2,319	2,215	7,143
Operating leases	27,468	1,571	5,198	4,115	3,877	3,150	9,557

Total operating commitments	95,293	2,648	9,507	8,424	8,186	7,459	59,069
Restructuring-related commitments:
Operating leases, net of sublease income	32,270	1,483	4,785	5,433	6,288	6,687	7,594

Total commitments	$127,563	$4,131	$14,292	$13,857	$14,474	$14,146	$66,663

Restructuring-related lease obligations were as follows (in thousands):

	Total	Remainder of 2005	2006	2007	2008	2009	Thereafter
Gross lease obligations	$42,107	$2,279	$7,782	$7,710	$7,787	$7,816	$8,733
Sublease income	(9,837)	(796)	(2,997)	(2,277)	(1,499)	(1,129)	(1,139)

Net lease obligations	$32,270	$1,483	$4,785	$5,433	$6,288	$6,687	$7,594

As of August 31, 2005, future minimum lease payments under restructured non-cancelable operating leases included $29.6 million provided for as accrued restructuring costs and $1.1 million and $1.5 million for acquisition integration liabilities related to our acquisitions of Talarian Corporation (“Talarian”) and Staffware, respectively. These amounts are included in Accrued Restructuring and Excess Facilities Costs in our Condensed Consolidated Balance Sheets.

Derivative Instruments

We conduct business in North America, South America, Europe, the Pacific Rim and the Middle East. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or changes in economic conditions in foreign markets. A majority of our sales are currently made in U.S. dollars. To manage currency exposure related to net assets and liabilities denominated in foreign currencies, we enter into forward contracts for certain foreign denominated assets and liabilities. We do not enter into derivative financial instruments for trading purposes. Gains and losses on forward contracts are included in Other Income (Expense) in our Condensed Consolidated Statements of Operations. Our forward contracts generally have original maturities of thirty days. We had one outstanding forward contract with a notional amount of $8.6 million as of August 31, 2005. The fair value of this contract is approximately $8.6 million.

Indemnifications

Our software license agreements typically provide for indemnification of customers for intellectual property infringement claims. To date, no such claims have been filed against us. We also warrant to customers that software products operate substantially in accordance with the software product’s specifications. Historically, we

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

LEGAL PROCEEDINGS

Securities Class Action and Shareholder Derivative Suits

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

In September 2005, a shareholder derivative complaint was filed against certain of our officers and directors in the Superior Court of the State of California, Santa Clara County. The complaint is based on substantially similar facts and circumstances as the class actions and generally alleged that the named directors and officers breached their fiduciary duties to the Company. The complaint seeks unspecified monetary damages. Given the nature of derivative litigation, any recovery in a derivative suit would be to the benefit of the Company.

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

A proposal to settle the claims against all of the issuers and individual defendants in the coordinated litigation was accepted by us and given preliminary Court approval. The completion of the settlement is subject

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

to a number of conditions, including final approval by the Court. Under the settlement, the plaintiffs will dismiss and release all claims against participating defendants in exchange for a contingent payment guaranty by the insurance companies collectively responsible for insuring the issuers in the action, and the assignment or surrender to the plaintiffs of certain claims the issuer defendants may have against the underwriters. Under the guaranty, the insurers will be required to pay an amount equal to $1.0 billion less any amounts ultimately collected by the plaintiffs from the underwriter defendants in all the cases.

8.    COMPREHENSIVE INCOME

Comprehensive income includes net income and other comprehensive income (loss), which consists of unrealized gains (losses) on available-for-sale securities and cumulative translation adjustments. A summary of the comprehensive income for the periods indicated is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	August 31, 2005	August 31, 2004	August 31, 2005	August 31, 2004
Net income	$13,849	$8,570	$45,968	$26,696
Translation loss	(910)	(1,216)	(3,672)	(912)
Realized loss on investments included in net income	230	60	250	180
Unrealized gain (loss) on investments	120	(73)	(711)	(989)
Tax effect on unrealized gain on investments	—	—	319	—

Comprehensive income	$13,289	$7,341	$42,154	$24,975

Components of accumulated other comprehensive income (loss), disclosed as a separate component of stockholder’s equity in the accompanying Condensed Consolidated Balance Sheets, are as follows (in thousands):

	Unrealized Gain (Loss) in Available-for-Sale Securities	Foreign Currency Translation	Accumulated Other Comprehensive Income (Loss)
Balance as of November 30, 2004	$(1,873)	$2,575	$702
Net change during nine month period	(142)	(3,672)	(3,814)

Balance as of August 31, 2005	$(2,015)	$(1,097)	$(3,112)

9.    PROVISION FOR INCOME TAXES

We continuously monitor the circumstances impacting the expected realization of our deferred tax assets. We consider all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. The available positive evidence at August 31, 2005 included three years of historical operating profits and a projection of future income limited to three years which coincides with the period over which we recorded historical operating profits, due to our lack of visibility into earnings further into the future. As a result of our analysis of all available evidence, both positive and negative at August 31, 2005, it was considered more likely than not that a full valuation allowance for deferred tax assets was not required, resulting in the release of a portion of the valuation allowance previously recorded against our deferred tax assets generating a $1.9 million tax benefit recorded to the income statement. In

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

addition, we revised our estimate of current year R&D Credits and the benefit from our Extraterritorial Income Exclusion. This resulted in an effective tax rate of negative 11% for the three month period ended August 31, 2005 compared with an effective tax rate of 48% used to record the provision for income taxes for the comparable three month period in fiscal year 2004. Our effective tax rate for the third quarter of fiscal year 2005 also differs from the U.S. statutory rate primarily due to state taxes and non-deductible expenses.

As of August 31, 2005, we believed that the amount of the deferred tax assets recorded on our balance sheet as a result of the partial release of valuation allowance would ultimately be recovered. However, should there be a change in our ability to recover our deferred tax assets, our tax provision would increase in the period in which we determine that the recovery is not probable.

Of the remaining valuation allowance of approximately $197.9 million at August 31, 2005, we estimate that when released, approximately $13.5 million will result in an income tax benefit, approximately $9.4 million will be credited to goodwill and approximately $175.0 million relating to stock option exercises and related tax credits will be credited directly to additional paid-in capital. Of the estimated $13.5 million that will result in an income tax benefit, we estimate that approximately $6.4 million will be realized in the fourth quarter of fiscal year 2005.

We are currently performing an R&D Credit study for fiscal years 1999 through 2003. While the study is expected to be completed during the fourth quarter of fiscal year 2005 and we are expecting additional credits to be identified, we have not yet determined what impact these additional credits will have on the current year tax provision due to our partial valuation allowance position. We intend to reassess the status of the study and any associated impact during the fourth quarter of fiscal year 2005.

10.    NET INCOME PER SHARE

Basic net income per share is computed by dividing the net income available to common stockholders for the period by the weighted average number of common shares outstanding during the period less common shares subject to repurchase. Diluted net income per share is computed by dividing the net income for the period by the weighted average number of common shares and potential common share equivalents outstanding during the period if their effect is dilutive.

The following table sets forth the computation of basic and diluted net income per share for the periods indicated (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	August 31, 2005	August 31, 2004	August 31, 2005	August 31, 2004
Net income	$13,849	$8,570	$45,968	$26,696

Number of common share equivalents used to compute basic net income per share	212,308	209,442	213,870	205,815
Effect of dilutive securities:
Common share equivalents	7,467	11,971	9,877	13,026

Number of common share equivalents used to compute diluted net income per share	219,775	221,413	223,747	218,841

Net income per share—Basic	$0.07	$0.04	$0.21	$0.13

Net income per share—Diluted	$0.06	$0.04	$0.21	$0.12

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following potential common share equivalents are not included in the diluted net income per share calculation above, because their effect was anti-dilutive for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	August 31, 2005	August 31, 2004	August 31, 2005	August 31, 2004
Options to purchase common stock	22,731	24,916	17,474	19,153

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

	Three Months Ended		Nine Months Ended
	August 31, 2005	August 31, 2004	August 31, 2005	August 31, 2004
License fees	$—	$3,751	$16,038	$12,095
Service and maintenance revenue:
Maintenance	1,369	2,738	5,630	8,685
Services contracts	35	122	110	314

Total service and maintenance	1,404	2,860	5,740	8,999

Total revenue from Reuters	$1,404	$6,611	$21,778	$21,094

Percent of total revenue	1%	6%	7%	8%

Accounts receivable due from Reuters totaled $1.1 million and $2.9 million, as of August 31, 2005 and November 30, 2004, respectively. We incurred an immaterial amount in royalty and commission expense payable to Reuters in the three and nine month periods ended August 31, 2005 and 2004.

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

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Cisco Systems

Prior to the third quarter of fiscal year 2004, Cisco Systems, Inc. (“Cisco”) owned more than 5% of our outstanding common stock. During the second half of fiscal year 2004, Cisco’s ownership was reduced to less than 5% of our outstanding common stock. Accordingly, beginning in the third quarter of fiscal year 2004, we no longer considered Cisco to be a related party.

12.    SEGMENT INFORMATION

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

Our revenue by geographic region, based on the location at which each sale originates, is summarized as follows (in thousands):

	Three Months Ended		Nine months Ended
	August 31, 2005	August 31, 2004	August 31, 2005	August 31, 2004
Americas:
United States of America	$53,680	$44,688	$160,467	$121,564
Other Americas	765	510	2,724	3,318
Europe, Middle East and Africa (“EMEA”):
United Kingdom	11,242	16,921	54,190	40,507
Italy	7,545	3,537	15,151	21,007
Other Europe	22,493	20,986	51,618	43,404
Pacific Rim	10,220	19,269	27,329	31,761

Total Revenue	$105,945	$105,911	$311,479	$261,561

No customer accounted for more than 10% of total revenue for the three and nine months ended August 31, 2005 or 2004. No customer had a balance in excess of 10% of our net accounts receivable at August 31, 2005 or November 30, 2004.

Our long-lived assets, which are tangible assets such as property and equipment, by major country are summarized as follows (in thousands):

	As of August 31, 2005	As of November 30, 2004
United States of America	$110,487	$111,871
United Kingdom	3,958	3,401
Other countries	2,993	2,786

Total long—lived assets	$117,438	$118,058

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

During the three months ended August 31, 2005, we repurchased 1.0 million shares of our common stock, for $7.4 million. From the beginning of the program through August 31, 2005, we had repurchased a total of 4.7 million shares, for $34.1 million, leaving $15.9 million under the plan for future repurchases.

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

Executive Overview

Our suite of business integration software solutions makes us a leading enabler of real-time business. We use the term “real-time business” to refer to those companies that use current information in their businesses to execute their critical business processes. We are the successor to a portion of the business of Teknekron Software Systems, Inc. Teknekron developed software, known as the TIB technology, for the integration and delivery of market data, such as stock quotes, news and other financial information, in trading rooms of large banks and financial services institutions. In 1992, Teknekron expanded its development efforts to include solutions designed to enable complex and disparate manufacturing equipment and software applications, primarily in the semiconductor fabrication market, to communicate within the factory environment. Teknekron was acquired by Reuters Group PLC, the global information company, in 1994. Following the acquisition, continued development of the TIB technology was undertaken to expand its use in the financial services markets.

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

Our revenue consists primarily of license and maintenance fees from our customers and distributors which were primarily attributable to licenses of our software. In addition, we receive fees from our customers for providing consulting services. We also receive revenue from our strategic relationships with business partners who embed our products in their hardware and networking systems as well as from systems integrators who resell our products.

First-year maintenance typically is sold with the related software license and renewed on an annual basis thereafter. Maintenance revenue is determined based on vendor-specific objective evidence (“VSOE”) of fair value and amortized over the term of the maintenance contract, typically twelve months. Consulting and training revenues are typically recognized as the services are performed and are usually on a time and materials basis. Such services primarily consist of implementation services related to the installation of our products and generally do not include significant customization to or development of the underlying software code.

Our revenue is generally derived from a diverse customer base. No single customer represented greater than 10% of total revenue for the three or nine months ended August 31, 2005 or 2004. As of August 31, 2005, no single customer had a balance in excess of 10% of our net accounts receivable. We establish allowances for doubtful accounts based on our evaluation of collectibility and an allowance for returns and discounts based on specifically identified credits and historical experience.

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

As of August 31, 2005, Reuters owned less than 10% of our outstanding capital stock.

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

Our significant accounting policies are described in Note 2 to the annual consolidated financial statements as of and for the year ended November 30, 2004, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 14, 2005 and notes to condensed consolidated financial statements as of and for the three and nine month periods ended August 31, 2005, included herein. Our most critical accounting policies have not changed since November 30, 2004 and include the following:

•	revenue recognition;

•	accounts receivable, allowances for doubtful accounts, returns and discounts;

•	stock-based compensation;

•	valuation and impairment of investments;

•	goodwill and other intangible assets;

TIBCO SOFTWARE INC.

•	impairment of long-lived investments;

•	accounting for restructuring and integration costs; and

•	accounting for income taxes.

Our accounting policy for income taxes was recently modified and is as described below.

Accounting for Income Taxes

We make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes.

We assess the likelihood that we will be able to recover our deferred tax assets. We consider all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. If recovery is not likely, we increase our provision for taxes by recording a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable. The available positive evidence at August 31, 2005 included three years of historical operating profits and a projection of future income limited to three years which coincides with the period over which we recorded historical operating profits, due to our lack of visibility into earnings further into the future. As a result of our analysis of all available evidence, both positive and negative, we recorded a partial release in our valuation allowance in the second quarter of fiscal year 2005. As of August 31, 2005, we determined that there had not been any significant change to our analysis and, accordingly, we maintained our partial valuation allowance. We continue to closely monitor available evidence and may adjust our valuation allowance in future periods.

As of August 31, 2005, we believed that the amount of the deferred tax assets recorded on our balance sheet as a result of the partial release of valuation allowance would ultimately be recovered. However, should there be a change in our ability to recover our deferred tax assets, our tax provision would increase in the period in which we determine that the recovery is not probable.

Of the remaining valuation allowance of approximately $197.9 million at August 31, 2005, we estimate that when released, approximately $13.5 million will result in an income tax benefit, approximately $9.4 million will be credited to goodwill and approximately $175.0 million relating to stock option exercises and related tax credits will be credited directly to additional paid-in capital. Of the estimated $13.5 million that will result in an income tax benefit, we estimate that approximately $6.4 million will be realized in the fourth quarter of fiscal year 2005.

We are currently performing an R&D Credit study for fiscal years 1999 through 2003. While the study is expected to be completed during the fourth quarter of fiscal year 2005 and we are expecting additional credits to be identified, we have not yet determined what impact these additional credits will have on the current year tax provision due to our partial valuation allowance position. We intend to reassess the status of the study and any associated impact during the fourth quarter of fiscal year 2005.

With the exception of our U.K. subsidiaries, net undistributed earnings of our foreign subsidiaries are generally considered to be indefinitely reinvested, and accordingly, no provision for U.S. federal and state income taxes has been provided thereon. Upon distribution of these earnings in the form of dividends or otherwise, we will be subject to U.S. income taxes.

TIBCO SOFTWARE INC.

RESULTS OF OPERATIONS

The following table sets forth the components of our results of operations as percentages of total revenue for the periods indicated:

	Three Months Ended		Nine Months Ended
	August 31, 2005	August 31, 2004	August 31, 2005	August 31, 2004
Revenue:
License revenue:
Non-related parties	42%	51%	39%	50%
Related parties	—	3	5	5

Total license revenue	42	54	44	55

Service and maintenance revenue:
Non-related parties	55	42	53	40
Related parties	1	3	2	4
Reimbursable expenses	2	1	1	1

Total service and maintenance revenue	58	46	56	45

Total revenue	100	100	100	100

Cost of revenue:
Cost of revenue, non-related parties	29	26	29	24
Cost of revenue, related parties	—	—	—	—

Total cost of revenue	29	26	29	24

Gross profit	71	74	71	76

Operating expenses:
Research and development	17	16	17	17
Sales and marketing	33	31	33	33
General and administrative	8	8	9	7
Restructuring charges	—	—	1	—
Acquired in-process research and development	—	2	—	1
Amortization of acquired intangibles	2	2	2	1

Total operating expenses	60	59	62	59

Income from operations	11	15	9	17

Interest income	3	2	3	2
Interest expense	(1)	(1)	(1)	(1)
Other expense, net	(1)	—	—	—

Income before income taxes	12	16	11	18
Provision for (benefit from) income taxes	(1)	8	(3)	8

Net income	13%	8%	14%	10%

TIBCO SOFTWARE INC.

REVENUE

Total Revenue

Our total revenue consisted primarily of license, consulting and maintenance fees from our customers and distributors, including fees from Reuters pursuant to our license agreement, which were primarily attributable to distribution and maintenance fees related to our software.

(in thousands, except percentages)	Three Months Ended August 31,			Nine Months Ended August 31,
	2005	2004	Change	2005	2004	Change
Total revenue	$105,945	$105,911	$34	$311,479	$261,561	$49,918
			—%			19%

Total revenue for the third quarters of fiscal year 2005 and 2004 remained at a relatively constant level. Total revenue for the first nine months of fiscal year 2005 compared to the same period last year increased by 19%. The increase was comprised of a $56.3 million or 48% increase in service and maintenance revenue, offset by a $6.4 million or 4% decrease in license revenue.

Since June 2004, our financial results have included incremental revenue related to the former Staffware operations. Due to the structure of our multi-product Enterprise License Agreements, which often combine TIBCO and Staffware products, we are not able to separately report the portion of revenue attributable solely to the Staffware components.

Revenue from Reuters was $1.4 million and $6.6 million, representing 1% and 6% of our total revenue, in the third quarter of fiscal years 2005 and 2004, respectively, and $21.8 million and $21.1 million, representing 7% and 8% of our total revenue in the first nine months of fiscal years 2005 and 2004, respectively. Revenue from Reuters consisted primarily of fees under our distribution agreement, which, prior to March 2005, included minimum guaranteed fees of $5.0 million per quarter, reduced by an amount equal to 10% of the license and maintenance revenues from our sales to financial services companies. We no longer receive such minimum guaranteed fees and have since been required to replace it with revenue from other sources.

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

No single customer accounted for more than 10% of total revenue in the third quarter or first nine months of fiscal year 2005 or 2004.

Geographically, our total revenue for the third quarter of fiscal year 2005 is approximately 51% from North America, 39% from the Europe, Middle East and Africa region (“EMEA”), and 10% from the Pacific Rim. Such geographic percentages are approximately the same for the first nine months of fiscal year 2005. See Note 12 to the Condensed Consolidated Financial Statements for further detail on total revenue by region.

License Revenue

	Three Months Ended August 31,			Nine Months Ended August 31,
(in thousands, except percentages)	2005	2004	Change	2005	2004	Change
License revenue	$44,365	$57,448	$(13,083)	$137,135	$143,536	$(6,401)
			(23)%			(4)%
As percent of total revenue	42%	54%		44%	55%

TIBCO SOFTWARE INC.

License revenue decreased 23% for the third quarter of fiscal year 2005 compared to the third quarter of fiscal year 2004. The decrease was primarily due to the decreased number and size of larger license deals during the quarter, and a reduction of license revenue from Reuters. There was no license revenue from Reuters in the third quarter of fiscal year 2005, compared to $3.8 million of license revenue from Reuters in the third quarter of fiscal year 2004.

There were 71 license revenue deals of over $0.1 million each in the third quarter of fiscal year 2005, decreased from 75 deals in the third quarter of fiscal year 2004. The average deal size for transactions of over $0.1 million each was approximately $0.5 million and $0.7 million in the third quarter of fiscal years 2005 and 2004, respectively.

For the first nine months of fiscal year 2005 as compared to the same period last year, license revenue decreased by 4%, primarily due to the decreased number and size of large license deals, and partially offset by the higher amount of license revenue from Reuters during the first half of fiscal year 2005. Such license revenue from Reuters totaled $16.0 million in the first nine months of fiscal year 2005, and $12.1 million in the same period of fiscal year 2004.

We expect license revenue to continue accounting for 40% to 50% of our total revenue for the remainder of fiscal year 2005.

Service and Maintenance Revenue

	Three Months Ended August 31,			Nine Months Ended August 31,
(in thousands, except percentages)	2005	2004	Change	2005	2004	Change
Service and maintenance revenue	$61,580	$48,463	$13,117	$174,344	$118,025	$56,319
			27%			48%
As percent of total revenue	58%	46%		56%	45%

Service and maintenance revenue increased 27% for the third quarter of fiscal year 2005 compared to the third quarter of fiscal year 2004. This increase was comprised of a $4.7 million or 26% increase in consulting revenue, and a $8.4 million or 29% increase in maintenance revenue. Consulting revenue increased due to more comprehensive and larger engagements with respect to a number of accounts and an increased focus on providing more services to customers. Maintenance revenue increased primarily due to growth in our installed software base and our acquisition of Objectstar in the second quarter of fiscal year 2005.

For the first nine months of fiscal year 2005, service and maintenance revenue increased 48% compared to the same period last year. This increase was comprised of a $27.5 million or 76% increase in consulting services revenue, and a $28.7 million or 38% increase in maintenance revenue. Our results for the first nine months of fiscal year 2005 include the incremental revenue attributable to former Staffware operations; whereas, our results for the first nine months of fiscal year 2004 only include such revenues starting in June 2004.

We expect service and maintenance revenue to continue accounting for 50% to 60% of our total revenue for the remainder of fiscal year 2005.

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

TIBCO SOFTWARE INC.

	Three Months Ended August 31,			Nine Months Ended August 31,
(in thousands, except percentages)	2005	2004	Change	2005	2004	Change
Cost of revenue	$31,034	$27,664	$3,370	$90,007	$62,496	$27,511
			12%			44%
As percent of total revenue	29%	26%		29%	24%

Cost of revenue increased by 12% in the third quarter of fiscal year 2005 as compared to the third quarter of fiscal year 2004, resulting primarily from a $3.2 million increase related to third-party contractor compensation and consulting fees, which was directly related to increased consulting service revenues.

For the first nine months of fiscal year 2005, cost of revenue increased by 44% as compared to the same period last year, resulting primarily from a $12.2 million increase of personnel compensation, a $10.2 million increase of third-party contractor compensation and consulting fees, a $1.7 million increase of traveling expenses and a $1.4 million increase of royalty costs. Our results for the first nine months of fiscal year 2005 include the incremental costs attributable to former Staffware operations; whereas, our results for the first nine months of fiscal year 2004 only include such costs starting June 2004.

Cost of revenue as a percentage of total revenue increased 3% for the third quarter of fiscal year 2005 and increased 5% for the first nine months of fiscal year 2005 as compared to the same periods last year, primarily due to increased consulting services revenue constituting a larger portion of our total revenue, for which associated costs are generally higher.

We expect cost of revenue to grow in absolute dollars and to account for approximately 26% to 32% of our total revenue through at least the end of fiscal year 2005.

OPERATING EXPENSES

Research and Development Expenses

Research and development expenses consist primarily of personnel, third party contractors and related costs associated with the development and enhancement of our suite of products.

	Three Months Ended August 31,			Nine Months Ended August 31,
(in thousands, except percentages)	2005	2004	Change	2005	2004	Change
Research and development expenses	$18,073	$16,189	$1,884	$51,529	$43,146	$8,383
			12%			19%
As percent of total revenue	17%	16%		17%	17%

Research and development expenses increased by 12% in the third quarter of fiscal year 2005 as compared to the third quarter of fiscal year 2004, resulting primarily from a $1.6 million increase in personnel compensation due to increased headcount and other related personnel costs.

For the first nine months of fiscal year 2005 as compared to the same period last year, research and development expenses increased by 19%, resulting primarily from a $7.0 million increase of personnel compensation due to increased headcount. Our financial results of the first nine months of fiscal year 2005 include incremental expenses attributable to the former Staffware operations; whereas our financial results for the first nine months of fiscal year 2004 only include such expenses starting in June 2004.

We believe that continued investment in research and development is critical to attaining our strategic objectives. Accordingly, we expect that spending on research and development will increase slightly in absolute dollars and will continue to account for approximately 15% to 17% of total revenue for at least the remainder of fiscal year 2005.

TIBCO SOFTWARE INC.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of personnel and related costs of our direct sales force and marketing staff and the cost of marketing programs, including customer conferences, promotional materials, trade shows and advertising, and related travel expenses.

	Three Months Ended August 31,			Nine Months Ended August 31,
(in thousands, except percentages)	2005	2004	Change	2005	2004	Change
Sales and marketing expenses	$34,392	$32,960	$1,432	$103,690	$86,489	$17,201
			4%			20%
As percent of total revenue	33%	31%		33%	33%

The 4% increase in sales and marketing expense for the third quarter of fiscal year 2005 as compared to the third quarter of fiscal year 2004 was primarily due to a $0.9 million increase in facilities expenses, a $0.7 million increase in lead generation and marketing programs, offset by a $1.2 million decrease in personnel compensation. The increase in facilities costs was mainly due to additional costs to support expanded operations. The decrease in personnel compensation was mainly related to a reduction in commission.

The 20% increase in sales and marketing expense for the first nine months of fiscal year 2005 as compared to the same period last year was primarily due to a $8.3 million increase in personnel compensation, a $0.9 million in third-party contractor compensation and consulting fees, a $3.0 million increase in facilities expenses, a $2.4 million increase in travel expenses and a $0.8 million increase in lead generation and marketing programs. The increase in personnel compensation expenses was mainly due to the incremental headcount from the Staffware acquisition in June 2004 and was included in our results for the first nine months reported for fiscal year 2005; whereas our results for the first nine months of fiscal year 2004 only include such headcount starting in June 2004.

We intend to selectively increase staff in our direct sales organization and to create certain product marketing programs to promote business. Accordingly, we expect that sales and marketing expenses will increase in absolute dollars, and will continue to account for approximately 33% to 36% of total revenue through at least the remainder of fiscal year 2005.

General and Administrative Expenses

General and administrative expenses consist primarily of personnel and related costs for general corporate functions, including executive, legal, finance, accounting and human resources.

	Three Months Ended August 31,			Nine Months Ended August 31,
(in thousands, except percentages)	2005	2004	Change	2005	2004	Change
General and administrative expenses	$8,814	$8,740	$74	$27,269	$19,282	$7,987
			1%			41%
As percent of total revenue	8%	8%		9%	7%

General and administrative expenses increased by 1% in the third quarter of fiscal year 2005 as compared to the third quarter of fiscal year 2004, primarily due to a $1.8 million increase in consulting and outside services, offset by a $1.1 million decrease in personnel compensation, as well as reductions in other administrative costs. The increase in consulting and outside services was primarily due to increased legal services and other professional fees.

The 41% increase in general and administrative expenses for the first nine months of fiscal year 2005 as compared to the same period last year was primarily due to a $8.6 million increase in consulting and outside services, a $1.2 million increase in personnel compensation, offset by a $1.0 million decrease in facilities costs. The increase in consulting and outside services was primarily due to increased costs in connection with

TIBCO SOFTWARE INC.

compliance with the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”), legal services, tax consulting and other professional fees. The increase in personnel compensation expenses was mainly due to the incremental headcount from the Staffware acquisition in June 2004 and was included in three months of the nine months reported for fiscal year 2004; while such headcount was included in the entire first nine-month period of fiscal year 2005.

We believe that general and administrative expenses, exclusive of bad debt charges, will increase slightly in absolute dollars and continue to account for approximately 7% to 10% of total revenue through at least the remainder of fiscal year 2005.

Stock-Based Compensation

Stock-based compensation expense principally relates to employee stock options assumed in acquisitions and stock options granted to consultants. We account for employee stock-based compensation using the intrinsic value method prescribed by APB 25 as discussed in Note 2 to our Condensed Consolidated Financial Statements. Stock-based compensation expense related to stock options granted to consultants is recognized as earned using the multiple option method and is recorded by expense category. At each reporting date, we re-value consultant stock options using the Black-Scholes option-pricing model. As a result, stock-based compensation expense will fluctuate as the fair market value of our common stock fluctuates.

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

Restructuring Charges

	Three Months Ended August 31,			Nine Months Ended August 31,
(in thousands, except percentages)	2005	2004	Change	2005	2004	Change
Restructuring charges	$162	$—	$162	$3,905	$—	$3,905
As percent of total revenue	—%	—%		1%	—%

During the second quarter of fiscal year 2005, we initiated a restructuring plan designed to re-align our resources and cost structure, and recognized a restructuring charge of approximately $3.7 million for workforce reduction. The restructuring plan eliminated 49 employees, across all functions and primarily in our European operations. In the third quarter of fiscal year 2005, an additional $0.2 million of severance costs related to this plan was recognized. See also Note 5 to the Condensed Consolidated Financial Statements for accrued restructuring costs.

Acquired In-Process Research and Development

	Three Months Ended August 31,			Nine Months Ended August 31,
(in thousands, except percentages)	2005	2004	Change	2005	2004	Change
Acquired In-Process Research and Development	$—	$2,200	$(2,200)	$—	$2,200	$(2,200)
As percent of total revenue	—%	2%		—%	1%

The acquired in-process research and development in the third quarter of fiscal year 2004 was due to the Staffware acquisition in June 2004.

TIBCO SOFTWARE INC.

Amortization of Acquired Intangibles

Intangible assets acquired through corporate acquisitions are comprised of the estimated value of developed technologies, patents, trademarks, established customer bases, non-compete agreements, as well as maintenance and OEM customer royalty agreements. Amortization of developed technologies is recorded as a cost of revenue, and amortization of other acquired intangibles is included in operating expenses.

	Three Months Ended August 31,			Nine Months Ended August 31,
(in thousands, except percentages)	2005	2004	Change	2005	2004	Change
Amortization of acquired intangibles
In cost of revenue	$1,434	$2,277	$(843)	$4,628	$4,660	$(32)
In operating expenses	2,317	2,218	99	6,515	3,200	3,315

	$3,751	$4,495	$(744)	$11,143	$7,860	$3,283

			(17)%			42%
As percent of total revenue	4%	4%		4%	3%

The decrease in amortization of acquired intangibles in the third quarter of fiscal year 2005 as compared to the third quarter of fiscal year 2004 was primarily due to certain intangibles acquired in earlier years are now fully amortized.

The increase in amortization of acquired intangibles in the first nine months of fiscal year 2005 as compared to the same period of fiscal year 2004 was primarily due to the addition of acquired intangible assets recorded from the Staffware acquisition in June 2004. See Note 4 to Condensed Consolidated Financial Statements for detail on acquired intangibles.

Interest Income

	Three Months Ended August 31,			Nine Months Ended August 31,
(in thousands, except percentages)	2005	2004	Change	2005	2004	Change
Interest income	$3,150	$1,920	$1,230	$9,532	$6,125	$3,407
			64%			56%
As percent of total revenue	3%	2%		3%	2%

The increase in interest income was primarily due to an increase in the rate of return on our investments, which was partially offset by lower investment balances during the third quarter and the first nine months of fiscal year 2005, as compared to same periods last year.

Interest Expense

	Three Months Ended August 31,			Nine Months Ended August 31,
(in thousands, except percentages)	2005	2004	Change	2005	2004	Change
Interest expenses	$670	$690	$(20)	$2,040	$2,078	$(38)
			(3)%			(2)%
As percent of total revenue	1%	1%		1%	1%

Interest expense is related to a $54.0 million mortgage note issued in connection with the corporate headquarters purchase. The mortgage note is payable to a financial institution collateralized by the commercial real property acquired, and carries a fixed annual interest rate of 5.09% and a 20-year amortization. See Note 6 to Condensed Consolidated Financial Statements for detail on the mortgage note payable.

TIBCO SOFTWARE INC.

Other Income (Expense), net

Other income (expense), net, is comprised of realized gains and losses on investments and other miscellaneous income and expense items. Realized gain (loss) on investments represents gains or losses realized when such investments are sold and when other-than-temporary impairment on individual securities is recorded.

	Three Months Ended August 31,			Nine Months Ended August 31,
(in thousands, except percentages)	2005	2004	Change	2005	2004	Change
Other income (expenses), net :
Foreign exchange loss	$(794)	$(629)	$(165)	$(102)	$(1,502)	$1,400
Realized loss on investments	(230)	(60)	(170)	(250)	(180)	(70)
Other income (expense), net	(118)	120	(238)	(31)	70	(101)

Total other expense, net	$(1,142)	$(569)	$(573)	$(383)	$(1,612)	$1,229

			101%			(76)%
As percent of total revenue	(1)%	—%		—%	—%

Foreign exchange loss during the three and nine months ended August 31, 2005 was primarily attributable to loss recognized at the settlement of certain foreign denominated liabilities.

Provision for Income Taxes

	Three Months Ended August 31,			Nine Months Ended August 31,
(in thousands, except percentages)	2005	2004	Change	2005	2004	Change
Provision for (benefit from) income taxes	$(1,358)	$8,031	$(9,389)	$(10,295)	$20,487	$(30,782)
Effective tax rate	(11)%	48%		(29)%	43%

We make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes.

We assess the likelihood that we will be able to recover our deferred tax assets. We consider all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. If recovery is not likely, we increase our provision for taxes by recording a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable. The available positive evidence at August 31, 2005, included three years of historical operating profits and a projection of future income limited to three years which coincides with the period over which we have recorded historical operating profits, due to our lack of visibility into earnings further into the future. As a result of our analysis of all available evidence, both positive and negative, at August 31, 2005, it was considered more likely than not that a full valuation allowance for deferred tax assets was not required resulting in the release of a portion of the valuation allowance previously recorded against our deferred tax assets generating a $1.9 million tax benefit recorded to the income statement. In addition, we revised our estimates of current year R&D Credits and the benefit from our Extraterritorial Income Exclusion. This resulted in an effective tax rate of negative 11% for the three month period ended August 31, 2005 compared with an effective tax rate of 48% used to record the provision for income taxes for the comparable three month period in fiscal year 2004. Our effective tax rate for the third quarter of fiscal year 2005 also differs from the U.S. statutory rate primarily due to state taxes and non-deductible expenses.

TIBCO SOFTWARE INC.

For the first nine months of fiscal year 2005, as a result of our analysis of all available evidence, both positive and negative, it was considered more likely than not that a full valuation allowance for deferred tax assets was not required resulting in the release of a portion of the valuation allowance previously recorded against our deferred tax assets generating a $20.1 million tax benefit recorded to the income statement. In addition, we revised our estimates of current year R&D Credits and the benefit from our Extraterritorial Income Exclusion. This resulted in an effective tax rate of negative 29% for the nine month period ended August 31, 2005 compared with an effective tax rate of 43% used to record the provision for income taxes for the comparable nine month period in fiscal year 2004. Our effective tax rate for the first nine months of fiscal year 2005 also differs from the U.S. statutory rate, primarily due to state taxes and non-deductible expenses.

As of August 31, 2005, we believed that the amount of the deferred tax assets recorded on our balance sheet as a result of the partial release of valuation allowance will ultimately be recovered. In the event that actual results differ from our estimates or we adjust our estimates in future periods, our operating results and financial position could be materially affected.

Of the remaining valuation allowance of approximately $197.9 million at August 31, 2005, we estimate that when this valuation allowance is released, approximately $13.5 million will result in an income tax benefit, approximately $9.4 million will be credited to goodwill and approximately $175.0 million relating to stock option exercises and related tax credits will be credited directly to additional paid-in capital. Of the estimated $13.5 million that will result in an income tax benefit, we estimate that approximately $6.4 million will be realized in the fourth quarter of fiscal year 2005.

With the exception of our U.K. subsidiaries, net undistributed earnings of our foreign subsidiaries are considered to be indefinitely reinvested, and accordingly, no provision for U.S. federal and state income taxes has been provided thereon. Upon distribution of these earnings in the form of dividends or otherwise, we will be subject to U.S. income taxes.

LIQUIDITY AND CAPITAL RESOURCES

As of August 31, 2005, the aggregate of our cash, cash equivalents and short-term investments increased by $8.9 million as compared to the end of fiscal year 2004. Our cash and cash equivalents totaled $171.7 million, a decrease of $9.1 million, while our short-term investments totaled $310.7 million, an $18.1 million increase from the amounts as of November 30, 2004.

Net cash provided by operating activities for the nine months ended August 31, 2005 was $70.7 million, resulting from our net income of $46.0 million, adjusted by the partial release of the valuation allowance previously recorded against our deferred tax assets of $20.1 million, non-cash charges of $22.9 million and a net increase in assets and liabilities of $21.9 million. Net cash provided by operating activities for the nine months ended August 31, 2004 was $57.2 million resulting from net income of $26.7 million combined with non-cash charges of $26.4 million partially offset by a net decrease in assets and liabilities of $4.1 million.

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

TIBCO SOFTWARE INC.

Net cash used for investing activities was $56.2 million for the nine months ended August 31, 2005, which includes a $18.8 million net purchase of short-term investments, $21.4 million used to acquire ObjectStar, $3.4 million used to acquire Velosel, and $11.8 million of capital expenditures. Net cash provided by investing activities was $139.6 million for the nine months ended August 31, 2004, resulting primarily from $257.2 million net sales and maturities of short-term investments, offset by $111.5 million cash used in connection with our acquisition of Staffware.

Net cash used for financing activities for the nine months ended August 31, 2005 was $20.4 million, mainly resulting from $10.3 million in proceeds from the exercise of stock options, $4.0 million from stock purchases under our Employee Stock Purchase Program (“ESPP”), net of the $33.4 million repurchase of our common stock from the open market. Net cash used for financing activities in the nine months ended August 31, 2004 was $101.0 million, primarily resulting from the $115.0 million repurchase of our common stock pursuant to our repurchase agreement with Reuters, partially offset by $10.2 million in proceeds from the exercise of stock options and $5.0 million from stock purchases under our ESPP.

We anticipate our operating expenses will grow in absolute dollars and in line with total revenue for the foreseeable future, and we intend to fund our operating expenses through cash flows from operations. Our capital expenditures are expected to be approximately $15.0 million for fiscal year 2005. We expect to use our current cash resources to fund capital expenditures as well as acquisitions or investments in complementary businesses, technologies or product lines, and repurchase of our own common stock. In September 2004, our Board of Directors authorized a stock repurchase program for up to $50.0 million of our common stock. As of August 31, 2005, $15.9 million remained available for future repurchases of our stock. We believe that our current cash, cash equivalents and short-term investments together with expected cash flows from operations will be sufficient to meet our anticipated cash requirements for working capital, capital expenditures, and stock repurchases for at least the next twelve months.

Commitments

In June 2003, we obtained a $54.0 million mortgage note to purchase our corporate headquarters to lower our operating costs. The note is collateralized by the commercial real property acquired. The $33.9 million principal balance that will be remaining at the end of the 10-year term is due as a final balloon payment on July 1, 2013. We are prohibited from acquiring another company without prior consent from the lender unless we maintain between $100.0 million and $300.0 million of cash and cash equivalents, and comply with various other non-financial terms as defined in the agreements. In addition, we are subject to certain non-financial covenants as defined in the agreements. We were in compliance with all covenants as of August 31, 2005.

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

Also, in connection with the mortgage note payable for our corporate headquarters, we have a $20.0 million revolving line of credit that matures on June 21, 2006. The revolving line of credit is available for cash borrowings and for the issuance of letters of credit up to $20.0 million. As of August 31, 2005, no cash loans were outstanding under the facility and a $13.0 million irrevocable letter of credit was outstanding, leaving $7.0 million of available credit for additional letters of credit or cash loans. The $13.0 million irrevocable letter of credit outstanding was issued in connection with the mortgage note payable. The letter of credit automatically renews for successive one-year periods, until the mortgage note payable has been satisfied in full. We are required to maintain a minimum of $40.0 million in unrestricted cash, cash equivalents, and short-term

TIBCO SOFTWARE INC.

investment balances net of total indebtedness as well as comply with other non-financial covenants defined in the agreement. We were in compliance with all covenants at August 31, 2005.

As of August 31, 2005, we had an additional $4.5 million irrevocable standby letter of credit outstanding in connection with a facility lease. The letter of credit automatically renews annually for the duration of the lease term, which expires in December 2010.

As of August 31, 2005, we had an additional $0.9 million irrevocable standby letter of credit outstanding in connection with a facility surrender agreement. The letter of credit automatically renews annually for the duration of the letter of credit requirement of the surrender agreement, which expires in June 2006.

As of August 31, 2005, in connection with bank guarantees issued by some of our international subsidiaries, we had $1.9 million of restricted cash which is included in Other Assets on our Condensed Consolidated Balance Sheets.

At various locations worldwide, we lease office space and equipment under non-cancelable operating leases with various expiration dates through November 2014. Rental expenses were approximately $2.2 million for the three months ended August 31, 2005 and 2004, and $6.3 million and $5.2 million for the nine months ended August 31, 2005 and 2004, respectively.

As of August 31, 2005, contractual commitments associated with indebtedness and lease obligations were as follows, (in thousands):

	Total	Remainder of 2005	2006	2007	2008	2009	Thereafter
Operating commitments:
Debt principal	$50,578	$435	$1,798	$1,892	$1,990	$2,094	$42,369
Debt interest	17,247	642	2,511	2,417	2,319	2,215	7,143
Operating leases	27,468	1,571	5,198	4,115	3,877	3,150	9,557

Total operating commitments	95,293	2,648	9,507	8,424	8,186	7,459	59,069
Restructuring-related commitments:
Operating leases, net of sublease income	32,270	1,483	4,785	5,433	6,288	6,687	7,594

Total commitments	$127,563	$4,131	$14,292	$13,857	$14,474	$14,146	$66,663

Restructuring-related lease obligations were as follows (in thousands):
	Total	Remainder of 2005	2006	2007	2008	2009	Thereafter
Gross lease obligations	$42,107	$2,279	$7,782	$7,710	$7,787	$7,816	$8,733
Sublease income	(9,837)	(796)	(2,997)	(2,277)	(1,499)	(1,129)	(1,139)

Net lease obligations	$32,270	$1,483	$4,785	$5,433	$6,288	$6,687	$7,594

As of August 31, 2005, future minimum lease payments under restructured non-cancelable operating leases included $29.6 million provided for accrued restructuring costs and $1.1 million and $1.5 million for acquisition integration liabilities related to our acquisitions of Talarian and Staffware, respectively. These amounts are included in Accrued Restructuring and Excess Facilities Costs on our Condensed Consolidated Balance Sheets.

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

TIBCO SOFTWARE INC.

Our stock price may be volatile, which could cause investors to lose all or part of their investments in our stock or negatively impact the effectiveness of our equity incentive plans.

The stock market in general and the stock prices of technology companies in particular, have experienced volatility which has often been unrelated to the operating performance of any particular company or companies. During the first nine months of fiscal year 2005, for example, our stock price fluctuated between a high of $13.50 and a low of $5.60. If market or industry-based fluctuations continue, our stock price could decline in the future regardless of our actual operating performance and investors could lose all or part of their investments.

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

Our success depends in part on our ability to continually enhance and broaden our product offerings in response to changing technologies, customer demands and competitive pressures. We have in the past and may in the future, acquire complementary businesses, products or technologies. In this regard, we have made strategic acquisitions, including Velosel Corporation and ObjectStar International in 2005, and Staffware and General Interface Corp. in 2004. We do not know if we will be able to complete any subsequent acquisition or that we will be able to successfully integrate any acquired business, operate it profitably, or retain its key employees. Integrating any newly acquired business, product or technology could be expensive and time-consuming, could disrupt our ongoing business and could distract our management. In particular, integrating sales forces and strategies for marketing and sales has in the past required and will likely require in the future, much time, effort and expense, especially from our management team. Therefore, we might not be able, either immediately post-acquisition or ever, to replicate the pre-acquisition revenues achieved by companies that we acquire. Furthermore, the costs of integrating acquired companies in international transactions can be particularly high, due to local laws and regulations, such as the “EU Directive (98/50/EC) amending Directive 77/187/EEC on the approximation of the laws of the Member States relating to the safeguarding of employees’ rights in the event of transfers of undertakings, businesses or parts of businesses” (“EU Directive (98/50/EC)”), which are heavily protective of employees’ rights in the context of a merger. We may face competition for acquisition targets from larger and more established companies with greater financial resources. In addition, in order to finance any acquisition, we might need to raise additional funds through public or private financings or use our cash reserves. In that event, we could be forced to obtain equity or debt financing on terms that are not favorable to us and, in the case of equity financing, that may result in dilution to our stockholders. Use of our cash reserves for acquisitions could limit our financial flexibility in the future. Moreover, the terms of existing loan agreements may prohibit certain acquisitions or may place limits on our ability to incur additional indebtedness or issue additional equity securities to finance acquisitions. If we are unable to integrate any newly acquired entity, products or technology effectively, our business, financial condition and operating results would suffer. In addition, any amortization or impairment of acquired intangible assets, stock-based compensation or other charges resulting from the costs of acquisitions could harm our operating results.

Increases in services revenues as a percentage of total revenues may decrease overall margins.

We have in the past and may continue in the future realize a higher percentage of revenues from services and maintenance. We realize lower margins on our services and maintenance revenues than on our software license revenues. In addition, we may contract with certain third parties to supplement the services we provide to

TIBCO SOFTWARE INC.

customers, which generally yields lower margins than our internal services business. As a result, if services and maintenance revenues continue to increase as a percentage of total revenues or if we increase our use of third parties to provide services, our margins may decrease.

Our financial results may be materially adversely affected by and our business may suffer due to recent changes in the accounting rules governing the recognition of stock-based compensation expense.

Historically, we have accounted for employee stock-based compensation plans using the intrinsic value method prescribed by APB 25, “Accounting for Stock Issued to Employees.” Under this method, we recognized immaterial amounts of stock-based compensation for employees for the three and nine months ended August 31, 2005 and 2004, and $0.1 million, net of taxes, for the whole fiscal year 2004. In accordance with SFAS 123 and SFAS 148, we provide additional disclosures of our operating results in the notes to our financial statements as if we had applied the fair value method of accounting. Had we accounted for our stock-based compensation expense for employees in our results of operations under the fair value method of accounting prescribed by SFAS 123, the compensation charges would have been significantly higher than under the intrinsic value method currently used by us and our net income would have been reduced by approximately $4.0 million and $11.6 million for the three and nine months ended August 31, 2005, respectively, and by $38.0 million for fiscal year 2004.

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

In addition, we modified our Employee Stock Purchase Program in response to these recent accounting changes such that the duration for offering periods has been changed to six months and the price at which the common stock is purchased under the ESPP has been set at 95% of the fair market value of our common stock on the last day of the respective purchase period. Since the administrative burden and tax consequences appear to outweigh any benefit that our international employees might receive from participating in the ESPP, we have also chosen to exclude all non-U.S. employees from the ESPP. Such changes to our ESPP are likely to be deemed a reduction in benefits to both our current and prospective employees, potentially increasing the difficulty in retaining and recruiting quality personnel, which could cause our business to suffer.

Recent legislation requires us to undertake an annual evaluation of our internal control over financial reporting (“ICFR”) that may identify internal control weaknesses requiring remediation, which could harm our reputation.

Sarbanes-Oxley imposes new duties on us, our executives, and directors. We completed our fiscal year 2004 evaluation of the design, remediation and testing of effectiveness of our internal control over financial reporting required to comply with the management certification and attestation by our independent registered public accounting firm as required by Section 404 of Sarbanes-Oxley (“Section 404”). While our assessment, testing and evaluation of the design and operating effectiveness of our internal control over financial reporting resulted in our conclusion that as of November 30, 2004, our ICFR were effective, we cannot predict the outcome of our testing in future periods. If we are not able to implement the requirements of Section 404 in a timely manner and/or if we conclude in future periods that our ICFR is not effective, we may be required to change our ICFR to remediate deficiencies, investors may lose confidence in the reliability of our financial statements, and we may

TIBCO SOFTWARE INC.

be subject to investigation and/or sanctions by regulatory authorities. Also, in the course of our ongoing ICFR evaluation, we have identified areas of our ICFR requiring improvement and are in the process of implementing enhanced processes and controls to address those issues. As a result, we expect to incur additional expenses and diversion of management’s time, any of which could materially increase our operating expenses and accordingly reduce our net income or increase our net losses. And, we cannot be certain that our efforts will be effective or sufficient for us to issue reports in the future. Any such events could adversely affect our financial results and/or may result in a negative reaction in the stock market.

In addition, our evaluation of our ICFR for fiscal year 2004 did not include an evaluation of the Staffware entities which we acquired during the second half of fiscal year 2004. Our inclusion of European operations associated with Staffware in future assessments will increase the cost and complexity of complying with Section 404 and may increase the risks of achieving compliance. These costs include the continued deployment of our enterprise resource planning software system to European operations associated with Staffware. It may be difficult to design and implement effective ICFR for such combined operations and differences in existing controls of Staffware and other acquired businesses may result in weaknesses that require remediation when the internal control over financial reporting is combined. The management of our combined operations and growth will require us to improve our operational, financial and management controls, as well as our internal reporting systems and controls. We may not be able to implement improvements to our ICFR in an efficient and timely manner and may be unable to conclude in future periods that our internal controls over financial reporting are effective. Such complications could also harm our reputation with investors.

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

Since we completed our acquisition of Staffware in the third quarter of fiscal year 2004, we have been integrating many of our operations with those of Staffware. We have incurred and expect to incur significant costs, associated with both the acquisition and integration of Staffware, including intangible costs such as the diversion of management’s attention and focus. The tangible costs have been substantial and include advisers’ fees; reorganization or closure of facilities, including lease terminations; severance, employee retention and other employee related costs; costs of meetings, training, re-branding and integration of information technology systems; and other integration costs. We also expect to incur costs as a result of international rules and regulations that limit or complicate restructuring plans, such as the EU Directive (98/50/EC) which requires us to undertake costly and time-consuming administrative measures to protect employees’ rights in connection with our acquisition of Staffware. In addition, our inclusion of European operations associated with Staffware in future Section 404 assessments will increase the costs and complexity of complying with Section 404.

TIBCO SOFTWARE INC.

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

TIBCO SOFTWARE INC.

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

Our ability to successfully offer products and services and implement our business plan in a rapidly evolving market requires an effective planning and management process. We have increased the scope of our operations both domestically and internationally. We must successfully integrate new employees into our operations and generate sufficient revenues to justify the costs associated with these employees. If we fail to successfully integrate employees or to generate the revenue necessary to offset employee-related expenses, we may be forced to reduce our headcount, which would force us to incur significant expenses and would harm our business and operating results. For example, in the nine months ended August 31, 2005, we recorded a $3.9 million restructuring charge for a workforce reduction to re-align our resources and cost structure. We expect that we will need to continue to improve our financial and managerial controls, reporting systems and procedures and continue to train and manage our workforce worldwide. Furthermore, we expect that we will be required to manage an increasing number of relationships with various customers and other third parties. Failure to control costs in any of the foregoing areas efficiently and effectively could interfere with the growth of our business as a whole.

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

TIBCO SOFTWARE INC.

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

The inability to upsell to our current customers or the loss of any significant customer could harm our business and cause our stock price to decline.

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

TIBCO SOFTWARE INC.

We might not succeed in protecting our proprietary information if we initiate intellectual property litigation, and, in any event, such litigation would be expensive and time-consuming, could divert our management’s attention away from running our business and could seriously harm our business.

We must overcome significant competition in order to succeed.

The market for our products and services is extremely competitive and subject to rapid change. We compete with various providers of enterprise application integration solutions, including webMethods. We also compete with various providers of web services such as Microsoft, BEA, SAP and IBM. We believe that of these companies, IBM has the potential to offer the most complete competitive set of products for enterprise application integration. As a result of our acquisition of Staffware, we now also compete with various providers of BPM solutions. In addition, some of our competitors are effectively expanding their competitive product offerings and market position through acquisitions. For example, Sun Microsystems acquired SeeBeyond in August 2005, potentially making Sun Microsystems a direct competitor of ours as well. We also face competition for certain aspects of our product and service offerings from major systems integrators. We expect additional competition from other established and emerging companies.

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

TIBCO SOFTWARE INC.

2005. The complaints generally allege that we made false or misleading statements concerning our operating results, our business and internal controls and the integration of Staffware. The complaints seek unspecified monetary damages. We intend to defend ourselves vigorously; however we expect to incur significant costs in mounting such defense.

In September 2005, a shareholder derivative complaint was filed against certain of our officers and directors in the Superior Court of the State of California, Santa Clara County. The complaint is based on substantially similar facts and circumstances as the class actions and generally alleged that the named directors and officers breached their fiduciary duties to the Company. The complaint seeks unspecified monetary damages. Given the nature of derivative litigation, any recovery in a derivative suit would be to the benefit of the Company.

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

A proposal to settle the claims against all of the issuers and individual defendants in the coordinated litigation was accepted by us and given preliminary Court approval. The completion of the settlement is subject to a number of conditions, including final approval by the Court. Under the settlement, the plaintiffs will dismiss and release all claims against participating defendants in exchange for a contingent payment guaranty by the insurance companies collectively responsible for insuring the issuers in the action, and the assignment or surrender to the plaintiffs of certain claims the issuer defendants may have against the underwriters. Under the guaranty, the insurers will be required to pay an amount equal to $1.0 billion less any amounts ultimately collected by the plaintiffs from the underwriter defendants in all the cases. Unlike most of the defendant issuers’ insurance policies, including ours, Talarian’s policy contains a specific self-insured retention in the amount of $0.5 million for IPO “laddering” claims, including those alleged in this matter. Thus, under the proposed settlement, if any payment is required under the insurers’ guaranty, our subsidiary, Talarian, would be responsible for paying its pro rata share of the shortfall, up to $0.5 million of the self-insured retention remaining under its policy.

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

TIBCO SOFTWARE INC.

any, that we may be required to pay in connection with the resolution of the lawsuits by settlement or otherwise, any such payment could seriously harm our financial condition and liquidity.

Natural or other disasters could disrupt our business and result in loss of revenue or in higher expenses.

Natural disasters and other business disruptions could seriously harm our revenue and financial condition and increase our costs and expenses. Our corporate headquarters and many of our operations are located in California, a seismically active region. A natural disaster, such as the recent hurricanes along the Gulf Coast, or other unanticipated business disruption could have a material adverse impact on our business, operating results and financial condition both in the United States and abroad.

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

As of August 31, 2005, we had an investment portfolio of fixed income securities totaling $310.7 million, excluding those classified as cash and cash equivalents. Our investments consist primarily of bank and finance notes, various government obligations and asset-backed securities. These securities are classified as available-for-sale and are recorded on the balance sheet at fair market value with unrealized gains or losses reported as a separate component of stockholders’ equity. Unrealized losses are charged against income when a decline in fair market value is determined to be other-than-temporary. The specific identification method is used to determine the cost of securities sold.

The investment portfolio is subject to interest rate risk and will fall in value in the event market interest rates increase. If market interest rates were to increase immediately and uniformly by 100 basis points from levels as of August 31, 2005, the fair market value of the portfolio would decline by approximately $2.3 million.

We develop products in the United States of America and sell in North America, South America, Europe, the Pacific Rim and the Middle East. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. The acquisition of Staffware increased our international sales and potentially increases our exposure to foreign exchange fluctuations. A majority of sales are currently made in U.S. dollars; however, a strengthening of the dollar could

TIBCO SOFTWARE INC.

make our products less competitive in foreign markets. To manage currency exposure related to net assets and liabilities denominated in foreign currencies, we enter into forward contracts for certain foreign denominated assets or liabilities. We do not enter into derivative financial instruments for trading purposes. We had an outstanding forward contract with a notional amount of $8.6 million as of August 31, 2005.

We performed sensitivity analyses as of August 31, 2005 and November 30, 2004, measuring the change in fair value arising from a hypothetical adverse movement in foreign currency exchange rates vis-à-vis the U.S. dollar, with all other variables held constant. The analyses covered all of our foreign currency contracts offset by underlying exposures. We used foreign currency exchange rates based on market rates in effect at August 31, 2005 and November 30, 2004, respectively. The sensitivity analyses indicated that a hypothetical 10% adverse movement in foreign currency exchange rates would result in a loss in the fair values of our foreign exchange derivative financial instruments, net of exposures, of $0.9 million as of August 31, 2005 and $1.1 million as of November 30, 2004.

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

In September 2005, a shareholder derivative complaint was filed against certain of our officers and directors in the Superior Court of the State of California, Santa Clara County. The complaint is based on substantially similar facts and circumstances as the class actions and generally alleged that the named directors and officers breached their fiduciary duties to the Company. The complaint seeks unspecified monetary damages. Given the nature of derivative litigation, any recovery in a derivative suit would be to the benefit of the Company.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

(In thousands, except per— share amounts)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans Or Programs (1)	Approximate Dollar Value of Shares That May Yet Be Purchased under the Plans or Programs (1)
May 29, 2005 to June 28, 2005	—	$—	—	$23,276
June 29 to July 28, 2005	—	$—	—	$23,276
July 29 to August 28, 2005	1,000	$7.40	1,000	$15,876

Total	1,000	$7.40	1,000	$15,876

(1)	In September 2004, our Board of Directors authorized a stock repurchase program for the repurchase of up to $50 million of common stock. The remaining authorized amount for stock repurchases under this program as of August 31, 2005 was approximately $15.9 million.

ITEM 6.	EXHIBITS

31.1	Rule 13a – 14(a) / 15d – 14(a) Certification by Chief Executive Officer.

31.2	Rule 13a – 14(a) / 15d – 14(a) Certification by Chief Financial Officer.

32.1	Section 1350 Certification by Chief Executive Officer.

32.2	Section 1350 Certification by Chief Financial Officer.

TIBCO SOFTWARE INC.

SIGNATURES

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

TIBCO SOFTWARE INC.

By:	/s/ CHRISTOPHER G. O’MEARA
Christopher G. O’Meara Executive Vice President and Chief Financial Officer

By:	/s/ SYDNEY L. CAREY
Sydney L. Carey Senior Vice President, Corporate Controller and Chief Accounting Officer

Date: October 7, 2005