Form 10-K
period 2005-11-30
TIBCO SOFTWARE INC
filed 2006-02-10
CIK 1085280

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2005

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

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☒                        Accelerated filer  ☐                    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant (based upon the closing sale price of such shares on the Nasdaq National Market on May 29, 2005) was approximately $1,078,725,456. Shares of common stock held by each executive officer and director and by each entity that owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 1, 2006, there were 211,136,985 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2006 Annual Meeting of Stockholders to be held on April 6, 2006 are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein.

TIBCO SOFTWARE INC. FORM 10-K

For the Fiscal Year Ended November 30, 2005

Forward Looking Statements

This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements relate to expectations concerning matters that are not historical facts. Words such as “projects,” “believes,” “anticipates,” “plans,” “expects,” “intends” and similar words and expressions are intended to identify forward-looking statements. These forward-looking statements include, but are not limited to, statements related to our expected business, results of operations, future financial position, our ability to increase our revenues, the mix of our revenues between license, service and maintenance revenues, our financing plans and capital requirements, our costs of revenue, our expenses, our potential tax benefit or liabilities, the effect of recent accounting pronouncements, our investments, debt service and principal repayment obligations, cash flows and our ability to finance operations from cash flows and similar matters and include statements based on current expectations, estimates, forecasts and projections about the economies and markets in which we operate and our beliefs and assumptions regarding these economies and markets.

These forward-looking statements are based on current expectations and involve known and unknown risks and uncertainties that may cause our actual results, operating performance or achievements to be materially different from those expressed or implied by the forward-looking statements. We believe that the expectations reflected in the forward-looking statements are reasonable but we cannot assure you that those expectations will prove to be correct. Factors that could cause or contribute to such differences include but are not limited to our ability to address new markets and complex technologies by delivering successful, new products on a timely basis, the impact of competitive products and pricing, the success of our strategic relationships, charges for restructuring and option expenses and other costs and other risk factors detailed in this Annual Report on Form 10-K for the fiscal year ended November 30, 2005 and other periodic filings with the Securities and Exchange Commission. All forward-looking statements are expressly qualified in their entirety by these factors and all related cautionary statements. We do not undertake any obligation to update any forward-looking statements.

Trademarks

TIBCO, TIBCO Software, the Information Bus and TIBCO BusinessFactor are the trademarks or registered trademarks of TIBCO Software Inc. in the United States and other countries. This report also refers to the trademarks of other companies.

PART I

ITEM 1.	BUSINESS

Overview

Our suite of business integration, process management and business optimization software solutions makes us a leading enabler of real-time business. We use the term “real-time business” to mean doing business in such a way that organizations can use current information to execute their critical business processes and make smarter decisions. We provide software that enables interoperability between applications and information sources, coordinates processes that span systems and people, and helps companies sense and respond to events and opportunities more quickly and with more certainty and control.

Our software can make corporate assets such as applications and databases more effective and valuable by tying them together with a common framework and coordinating the interactions between them. Our products can lower IT costs by enabling companies to more quickly and easily create, manage and modify these interactions and can make companies more efficient by automating routine processes to allow their employees to focus their efforts on managing exceptional problems and opportunities. Our products can also give managers and executives the information they need to identify and understand both the strengths and weaknesses of their business and external factors that shape their business, along with the ability to quickly reallocate their assets or adapt their operations to fix a problem or capitalize on an opportunity.

Our products are currently licensed by companies worldwide in diverse industries such as financial services, telecommunications, retail, healthcare, manufacturing, energy, transportation, logistics, government and insurance. We sell our products through a direct sales force and through alliances with leading software vendors and systems integrators.

To meet our goal of becoming the world’s leading provider of business integration and process management software, we are providing our customers with a comprehensive suite of products and services, promoting the widespread adoption of our technology, leveraging our vertical market expertise and pursuing strategic acquisitions to expand and strengthen our offerings. We believe we are the market leader among independent integration software companies. See “—Competition.”

We are the successor to a portion of the business of Teknekron Software Systems, Inc. (“Teknekron”). Teknekron was founded in 1985 and was acquired by Reuters Group PLC (“Reuters”), a global information company, in 1994. In November 1996, we were incorporated in Delaware and in January 1997, we were established as an entity separate from Teknekron.

TIBCO Products

We offer a wide range of products that can be sold individually to solve specific technical challenges, but the emphasis of our product development and sales efforts is to create products that interoperate seamlessly and that can be sold together as a suite to enable businesses to be more cost-effective, agile and efficient. These products can help organizations achieve success in three areas: Service-Oriented Architecture (“SOA”), Business Process Management (“BPM”) and Business Optimization.

•	SOA: Our software enables organizations to migrate their IT infrastructure to SOA by turning information and functions into discrete and reusable components that can be invoked from across the business and aggregated with other such services to create “composite applications.” This helps companies streamline the integration and orchestration of assets across technological, organizational, and geographical boundaries. Our products give companies the flexibility to do these things using the standards or technologies that best meet their needs in specific situations (such as HTTP, e-mail, J2EE, EDI, Messaging, .Net or Web Services) without replacing existing technologies or committing to any one technology across their enterprise. Our SOA offerings encompass our traditional messaging and integration products.

•	BPM: Our software enables the automation and coordination of the assets and tasks that make up business processes. This software can coordinate the human and electronic resources inside a business and their network of customers and partners. Our products not only automate routine tasks and exception handling, but orchestrate long-lived activities and transactions that cut across organizational and geographical boundaries. Our software enables organizations to provide a higher level of customer satisfaction, retain customers, maximize partnerships with other businesses, and out-execute their competitors.

•	Business Optimization: Our software automatically routes information to appropriate recipients, lets users access up-to-date information whenever they need it, and provides users with the ability to analyze and act on information. This helps line-level employees perform their jobs, helps managers identify and analyze problems and opportunities, and gives customers the ability to get accurate and consistent information directly or through salespeople, service personnel or customer care representatives.

Services

Professional Services

Our professional services offerings include a wide range of consulting services such as systems planning and design, installation and systems integration for the rapid deployment of TIBCO products. We offer our professional services with the initial deployment of our products as well as on an ongoing basis to address the continuing needs of our customers. Our professional services staff is located throughout the Americas, Europe, Africa and the Pacific Rim, enabling us to perform installations and respond to customer demands rapidly across our global customer base. Many of our professional services employees have advanced degrees, substantial TIBCO experience and industry expertise in systems architecture and design and also have domain expertise in financial services, telecommunications, manufacturing, energy, logistics, healthcare and other industries.

We also have relationships with resellers, professional service organizations and system integrators including Accenture, Cap Gemini, Deloitte Consulting, Atos Origin and BearingPoint, to participate in the deployment of our products to customers. These relationships help promote TIBCO products and provide additional technical expertise to enable us to provide the full range of professional services our customers require to deploy our products.

Maintenance and Support

We offer a suite of software support and maintenance options that are designed to meet the needs of our diverse customer base. These support options include twenty-four hour coverage that is available seven days a week, 365 days a year, to meet the needs of our global customers. To accomplish this level of support we have established a worldwide support organization with major support centers in Palo Alto, California; London and Swindon, England; and Woy Woy, Australia. These centers, working in conjunction with several smaller support offices located throughout the United States and India, as well as additional support offices in Europe, the Pacific Rim and the Americas, provide seamless support using a “follow-the-sun” support model.

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

We use TIBCO BusinessFactor™ in conjunction with our Customer Relationship Management (“CRM”) system to provide real-time monitoring of service requests. Through the use of our CRM system, we are able to track high severity problems and latency, allowing us to enhance our responsiveness.

Training

We provide a comprehensive and global training program for customers and partners. Training is available at our main office in Palo Alto, California and at major training centers in Houston, Texas; Munich, Germany; and Tokyo, Japan. We also deliver training on-site at customer locations. We provide specialized training for our professional services partners to enhance their effectiveness in integrating our products. Our Educational Services group has the capability to develop solutions to address the specific needs of individual customers and partners. Our curriculum leads to an industry recognized technical certification in high visibility TIBCO technologies.

Sales and Marketing

Sales

We currently market our software and services primarily through a direct sales organization complemented by indirect sales channels. Our direct sales force is located across the U.S. and throughout the Americas, Europe, Africa and the Pacific Rim and operates globally through our foreign subsidiaries. We have established distribution and licensing relationships with several strategic hardware vendors, database providers, software and toolset developers and systems integrators. We have also developed alliances with key solution providers to target vertical industry sectors, including energy, telecommunications and manufacturing.

Pursuant to the terms of our license, maintenance and distribution agreement with Reuters, we are permitted to market and sell our products, other than risk management and market data distribution products, directly and through third party resellers (other than a few specified resellers) to customers in the financial services market. Reuters may continue to internally use and to embed our products in its solutions. The limitations on our ability to sell risk management and market data distribution products and on reselling through the specified resellers will expire in May 2008. The distribution relationship with Reuters accounted for 5%, 7% and 12% of our total revenue in each of fiscal years 2005, 2004 and 2003 respectively.

Our revenue consists primarily of license, service and maintenance fees from our customers and distributors which were primarily attributable to sales of our software. License fees represented approximately 46%, 55% and 53% of our total revenue in 2005, 2004 and 2003, respectively. Revenue from services and maintenance represented approximately 54%, 45% and 47% of our total revenues in 2005, 2004 and 2003, respectively.

Sales to customers outside the United States totaled $219.9 million, representing 49% of our total revenue for the year ended November 30, 2005. For a geographic breakdown of our revenue and long-lived assets, see Note 13 to our Consolidated Financial Statements included in this report.

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

Product Development

Reuters granted us a perpetual, royalty-free license to the Information Bus™ (“TIB”) messaging technology as it existed on December 31, 1996. We have concentrated our product development efforts since then on further developing messaging technology and on developing new products. We expect that most of our enhancements to existing products and new products will be developed internally. However, we will evaluate on an ongoing basis the acquisition of externally developed technologies for integration into our product lines.

We expect that a majority of our research and development activities will focus on enhancing and extending our TIBCO products. In fiscal year 2005, we continued our development focus on creating products that interoperate seamlessly. We expect that we will continue to commit significant resources to product development in the future. Product development costs are recorded as research and development expenses. Our research and development expenses, including stock-based compensation, were $73.1 million, $61.1 million and $64.6 million in 2005, 2004 and 2003, respectively. To date, all product development costs have been expensed as incurred since the time period between the achievement of technical feasibility for a product and the general availability of such product has typically been very short.

Competition

The market for our products and services is extremely competitive, continually evolving and subject to rapid change. While we offer a comprehensive suite of integration solutions and believe we are the market leader among independent integration software companies, we compete with various providers of integration products including BEA, IBM, Microsoft, SAP and webMethods. We believe that none of these companies has a suite of integration products as complete as ours, but BEA, IBM, Microsoft, Oracle and SAP offer products outside our segment and routinely bundle their broader set of products. We expect additional competition from other established and emerging companies. In addition, we may face pricing pressures from our current competitors and new market entrants in the future. We believe that the competitive factors affecting the market for our products and services include product functionality and features, quality of professional services offerings, performance and price, ease of product implementation, quality of customer support services, customer training and documentation, and vendor and product reputation. The relative importance of each of these factors depends upon the specific customer environment. We believe that our products and services currently compete favorably with respect to such factors. However, we may not be able to maintain our competitive position against current and potential competitors.

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

Employees

As of November 30, 2005, we employed 1,505 persons, including 437 in sales and marketing, 422 in research and development, 191 in finance and administration and 455 in professional services and technical support. Of our 1,505 employees, 380 were located in Europe and Africa, 245 in the Pacific Rim and 880 in the Americas. Our success is highly dependent on our ability to attract and retain qualified employees. Competition for employees is intense in the software industry. To date, we believe we have been successful in our efforts to recruit qualified employees, but there is no assurance that we will continue to be as successful in the future.

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

ITEM 1A.     RISK FACTORS

The following risk factors could materially and adversely affect our future operating results and could cause actual events to differ materially from those predicted in the forward-looking statements we make about our business.

Our future revenue is unpredictable and we expect our quarterly operating results to fluctuate, which may cause our stock price to decline.

Period-to-period comparisons of our operating results may not be a good indication of our future performance. Moreover, our operating results in some quarters have not in the past, and may not in the future, meet the expectations of stock market analysts and investors. This has in the past and may in the future cause our stock price to decline. As a result of the evolving nature of the markets in which we compete and the size of our customer agreements, we have difficulty accurately forecasting our revenue in any given period. In addition to the factors discussed elsewhere in this section, a number of factors may cause our revenue to fall short of our expectations, or those of stock market analysts and investors, or cause fluctuations in our operating results, including:

•	the announcement or introduction of new or enhanced products or services by our competitors;

•	the relatively long sales cycles for many of our products;

•	the tendency of some of our customers to wait until the end of a fiscal quarter or our fiscal year in the hope of obtaining more favorable terms;

•	the timing of our new products or product enhancements or any delays in such introductions;

•	the delay or deferral of customer implementations of our products;

•	changes in customer budgets and decision making processes that could affect both the timing and size of any transaction;

•	our dependence on large deals, which if not closed, can greatly impact revenues for a particular quarter;

•	the impact of our provision of services on our recognition of license revenue;

•	any difficulty we encounter in integrating acquired businesses, products or technologies;

•	the amount and timing of operating costs and capital expenditures relating to the expansion of our operations;

•	the impact of employee stock-based compensation expenses on our earnings per share; and

•	changes in local, national and international regulatory requirements.

In addition, while we may in future years record positive net income and/or increases in net income over prior periods, we may not show period-over-period earnings per share growth or earnings per share growth that meets the expectations of stock market analysts or investors, as a result of the number of our shares outstanding during such periods. In such case, our stock price may decline.

Our stock price may be volatile, which could cause investors to lose all or part of their investments in our stock or negatively impact the effectiveness of our equity incentive plans.

The stock market in general and the stock prices of technology companies in particular, have experienced volatility which has often been unrelated to the operating performance of any particular company or companies. During fiscal year 2005, for example, our stock price fluctuated between a high of $13.50 and a low of $5.60. If market or industry-based fluctuations continue, our stock price could decline in the future regardless of our actual operating performance and investors could lose all or part of their investments.

Increases in services revenues as a percentage of total revenues may decrease overall margins.

We have in the past realized and may continue in the future realize a higher percentage of revenues from services and maintenance. For example, for the fiscal year ended November 30, 2005 a substantial increase in our service and maintenance revenue and a decrease in our license revenue meant approximately 54% of our total revenue for the year was derived from service and maintenance revenue. We realize lower profit margins on our services and maintenance revenues than on our software license revenues. In addition, we may contract with certain third parties to supplement the services we provide to customers, which generally yields lower margins than our internal services business. As a result, if services and maintenance revenues continue to increase as a percentage of total revenues or if we increase our use of third parties to provide services, our profit margins may decrease which could impact our stock price.

We must overcome significant competition in order to succeed.

The market for our products and services is extremely competitive and subject to rapid change. We compete with various providers of enterprise application integration solutions, including webMethods. We also compete with various providers of web services such as Microsoft, BEA, SAP and IBM. We believe that of these companies, IBM has the potential to offer the most complete competitive set of products for enterprise application integration. As a result of our acquisition of Staffware, we now also compete with various providers of BPM solutions. In addition, some of our competitors are expanding their competitive product offerings and market position through acquisitions. For example, Sun Microsystems acquired SeeBeyond in August 2005, potentially making Sun Microsystems a direct competitor of ours as well. We expect additional competition from other established and emerging companies. We also face competition for certain aspects of our product and service offerings from major systems integrators. Further, we may face increasing competition from open source software initiatives, in which competitors provide software and intellectual property without charging license fees. If customers choose such open source products over our proprietary software, our revenues and earnings could be adversely affected.

Many of our current and potential competitors have longer operating histories; significantly greater financial, technical, product development and marketing resources; greater name recognition and larger customer bases than we do. Our present or future competitors may be able to develop products comparable or superior to those we offer; adapt more quickly than we do to new technologies, evolving industry trends or customer requirements; or devote greater resources to the development, promotion and sale of their products than we do. Accordingly, we may not be able to compete effectively in our markets or competition may intensify and harm our business and operating results. If we are not successful in developing enhancements to existing products and new products in a timely manner, achieving customer acceptance or generating higher average selling prices, our gross margins may decline, and our business and operating results may suffer.

Future changes in financial accounting standards may adversely affect our reported results of operations.

A change in accounting standards can have a significant effect on our reported results. New accounting pronouncements and varying interpretations of accounting pronouncements have occurred and may occur in the future. These new accounting pronouncements may adversely affect our reported financial results.

For example, currently we calculate employee stock-based compensation expenses using the intrinsic value method, and recorded less than $0.1 million in employee compensation expense in each of fiscal years 2005 and 2004. We provided disclosure on pro forma net income and net income per share as if we had applied the fair value method of accounting only in the notes to our financial statements. Under Statement of Financial Accounting Standards No. 123(R), “Share Based Payment” (“SFAS 123(R)”), we will be required, starting from our first quarter of fiscal year 2006, to calculate compensation expense related to all share-based awards and recognize the expense in our financial statements. We expect such compensation expenses to be significant, and will cause our net income and net income per share to be significantly reduced.

Our strategy contemplates possible future acquisitions which may result in us incurring unanticipated expenses or additional debt, difficulty in integrating our operations, dilution to our stockholders and may harm our operating results.

Our success depends in part on our ability to continually enhance and broaden our product offerings in response to changing technologies, customer demands and competitive pressures. We have in the past and may in the future, acquire complementary businesses, products or technologies. In this regard, we have made strategic acquisitions, including the acquisition of certain assets of Velosel Corporation and ObjectStar International in 2005, and the acquisition of Staffware PLC and General Interface Corporation in 2004. We do not know if we will be able to complete any subsequent acquisition or that we will be able to successfully integrate any acquired business, operate it profitably, or retain its key employees. Integrating any newly acquired business, product or technology could be expensive and time-consuming, could disrupt our ongoing business and could distract our management. In particular, integrating sales forces and strategies for marketing and sales has in the past required and will likely require in the future, much time, effort and expense, especially from our management team. Therefore, we might not be able, either immediately post-acquisition or ever, to replicate the pre-acquisition revenues achieved by companies that we acquire or achieve the benefits of the acquisition we anticipated in valuing the businesses, products or technologies we acquire. Furthermore, the costs of integrating acquired companies in international transactions can be particularly high, due to local laws and regulations. If we are unable to integrate any newly acquired entity, products or technology effectively, our business, financial condition and operating results would suffer. In addition, any amortization or impairment of acquired intangible assets, stock-based compensation or other charges resulting from the costs of acquisitions could harm our operating results.

In addition, we may face competition for acquisition targets from larger and more established companies with greater financial resources. Also, in order to finance any acquisition, we might need to raise additional funds through public or private financings or use our cash reserves. In that event, we could be forced to obtain equity or debt financing on terms that are not favorable to us and, in the case of equity financing, that may result in dilution to our stockholders. Use of our cash reserves for acquisitions could limit our financial flexibility in the future. Moreover, the terms of existing loan agreements may prohibit certain acquisitions or may place limits on our ability to incur additional indebtedness or issue additional equity securities to finance acquisitions. If we are not able to acquire strategically attractive businesses, products or technologies we may not be able to remain competitive in our industry.

The past slowdown in the market for infrastructure software and its protracted recovery have caused our revenue to decline in the past and could cause our revenue or results of operations to fall below expectations in the future.

The market for infrastructure software is relatively new and evolving. We earn a substantial portion of our revenue from licenses of our infrastructure software, including application integration software, and sales of related services. We expect to earn substantially all of our revenue in the foreseeable future from sales of these products and services. Our future financial performance will depend on continued growth in the number of organizations demanding software and services for application integration and information delivery and companies seeking outside vendors to develop, manage and maintain this software for their critical applications. Lower spending by corporate and governmental customers around the world, which has had a disproportionate impact on information technology spending, has led to a reduction in sales in the past and may continue to do so in the future. Many of our potential customers have made significant investments in internally developed systems and would incur significant costs in switching to third-party products, which may substantially inhibit the growth of the market for infrastructure software. If the market fails to grow, or grows more slowly than we expect, our sales will be adversely affected. Also, even as corporate and governmental spending increases and companies make greater investments in information technology and infrastructure software, our revenue may not grow at the same pace.

Our business is subject to seasonal variations which make quarter-to-quarter comparisons difficult.

Our business is subject to variations throughout the year due to seasonal factors in the U.S. and worldwide. These factors include fewer selling days in Europe during the summer vacation season which has a disproportionate effect on sales in Europe, the impact of the holidays and a slow down in capital expenditures by our customers at calendar year-end (during our first fiscal quarter). These factors typically result in lower sales activity in our first and third fiscal quarters compared to the rest of the year and they make quarter-to-quarter comparisons of our operating results less meaningful.

Any failure by us to meet the requirements of current or newly-targeted customers may have a detrimental impact on our business or operating results.

If we fail to meet the expectations or product and service requirements of our current customers, our reputation and business may be harmed. In addition, we may wish to expand our customer base into markets in which we have limited experience. In some cases, customers in different markets, such as financial services or government, have specific regulatory or other requirements which we must meet. For example, in order to maintain contracts with the U.S. Government, we must comply with specific rules and regulations relating to and that govern such contracts. While we have historically met the requirements of our customers, if we fail to meet such requirements in the future, we could be subject to civil or criminal liability or a reduction of revenue which could harm our business, operating results and financial condition.

Any losses we incur as a result of our exposure to the credit risk of our customers could harm our results of operations.

Most of our licenses are sold on an “open credit” basis. We monitor individual customer payment capability in granting such open credit arrangements, seek to limit credit to amounts we believe the customers can pay, and maintain reserves we believe are adequate to cover exposure for doubtful accounts. As we have grown our revenue and customer base, our exposure to credit risk has increased. Although we have not had material losses to date as a result of customer defaults, future defaults, if incurred, could harm our business and have an adverse effect on our business, operating results and financial condition.

We are required to undertake an annual evaluation of our internal control over financial reporting (“ICFR”) that may identify internal control weaknesses requiring remediation, which could harm our reputation and confidence in our financial reporting.

Sarbanes-Oxley imposes duties on us, our executives, and directors. We completed our fiscal year 2005 evaluation of the design, remediation and testing of effectiveness of our internal control over financial reporting required to comply with the management certification and attestation by our independent registered public accounting firm as required by Section 404 of Sarbanes-Oxley (“Section 404”). While our assessment, testing and evaluation of the design and operating effectiveness of our internal control over financial reporting resulted in our conclusion that as of November 30, 2005, our ICFR were effective, we cannot predict the outcome of our testing in future periods. If we conclude in future periods that our ICFR is not effective, we may be required to change our ICFR to remediate deficiencies, investors may lose confidence in the reliability of our financial statements, and we may be subject to investigation and/or sanctions by regulatory authorities. Also, if we identify areas of our ICFR that require improvement, we could incur additional expenses to implement enhanced processes and controls to address such issues. Any such events could adversely affect our financial results and/or may result in a negative reaction in the stock market.

Regulatory requirements have caused us to incur increased costs and operating expenses, may limit our ability to obtain director and officer liability insurance and may make it more difficult for us to attract and retain qualified officers and directors.

Sarbanes-Oxley and rules enacted by the SEC and Nasdaq have caused us, and we expect will continue to cause us, to incur significant costs as a result of these regulatory requirements. In this regard, achieving and maintaining compliance with Sarbanes-Oxley and other rules and regulations, have caused us to hire additional personnel and use additional outside legal, accounting and advisory services and may require us to do so in the future.

Failure to satisfy the rules could make it more difficult for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, or as executive officers.

We may incur significant expenses in both hiring new employees and reducing or re-aligning our headcount in response to changing market conditions.

We have increased the scope of our operations both domestically and internationally. Our success is dependent on successfully managing our workforce. As we grow, we must invest significantly in building our sales, marketing and engineering groups. Competition for these people in the software industries is intense, and we may not be able to successfully recruit, train or retain qualified personnel. In addition, we must successfully integrate new employees into our operations and generate sufficient revenues to justify the costs associated with these employees. If we fail to successfully integrate employees or to generate the revenue necessary to offset employee-related expenses, we may be forced to reduce our headcount, which would force us to incur significant expenses and would harm our business and operating results. For example, in the year ended November 30, 2005, we recorded a $3.9 million restructuring charge for a workforce reduction to re-align our resources and cost structure. Failure to manage our operations effectively could interfere with the growth of our business as a whole.

If we do not retain our key management personnel and attract, hire and retain other highly skilled employees, we may not be able to execute our business strategy effectively.

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

The value of our equity incentive programs may diminish as a retention tool as a result of the changes in the financial accounting standards and our stock price volatility.

We have historically used equity incentive programs, such as employee stock options and stock purchase plans, as a part of overall employee compensation arrangements. As a result of changes in the financial accounting standards, we have changed our stock purchase plan and may reduce the size and number of stock option grants we give to our employees, both of which may decrease the effectiveness of our plans as employee retention tools. In addition, the volatility of our stock price may negatively impact the value of such equity incentives, thereby diminishing the value of such incentive programs to employees and decreasing the effectiveness of such programs as retention tools.

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

We cannot be certain that our products do not infringe issued patents or other intellectual property rights of others. In addition, our use of Open Source components in our products may make us increasingly vulnerable to claims that our products infringe third-party intellectual property rights, in particular because many of the Open Source components we may incorporate with our products are developed by numerous independent parties over whom we exercise no supervision or control. Further, because patent applications in the United States and many other countries are not publicly disclosed until a patent is issued, applications covering technology used in our software products may have been filed without our knowledge. While no claims have been filed against us to date, we may be subject to legal proceedings and claims from time to time, including claims of alleged infringement of the patents, trademarks and other intellectual property rights of third parties by us or our licensees in connection with their use of our products. Although no claims have been made in the past, our software license agreements typically provide for indemnification of our customers for intellectual property infringement claims. Intellectual property litigation is expensive and time-consuming and could divert our management’s attention away from running our business and seriously harm our business. If we were to discover that our products violated the intellectual property rights of others, we would have to obtain licenses from these parties in order to continue marketing our products without substantial reengineering. We might not be able to obtain the necessary licenses on acceptable terms or at all, and if we could not obtain such licenses, we might not be able to reengineer our products successfully or in a timely fashion. If we fail to address any infringement issues successfully, we would be forced to incur significant costs, including damages and potentially satisfying indemnification obligations that we have with our customers, and we could be prevented from selling certain of our products.

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

We may experience foreign currency gains and losses.

Our operating results are subject to fluctuations in foreign currency exchange rates. We attempt to mitigate a portion of these risks through foreign currency hedging, based on our judgment of the appropriate trade-offs among risk, opportunity and expense. We have established a hedging program designed to partially hedge our exposure to foreign currency exchange rate fluctuations, primarily the Euro and the British Pound. We regularly review our hedging program and will make adjustments based on our judgment. Although our hedging activities are designed to offset a portion of the financial impact resulting from the movement in foreign currency exchange rates, if we are unable to offset the effects of currency fluctuation, our operating results could be adversely affected.

Our agreement with Reuters places certain limitations on our ability to conduct our business.

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

In addition, we license from Reuters the intellectual property that was incorporated into early versions of some of our software products. We do not own this licensed technology. Because Reuters has access to intellectual property used in our products, it could use this intellectual property to compete with us. Reuters is not restricted from using the licensed technology it has licensed to us to produce products that compete with our products, and it can grant limited licenses to the licensed technology to others who may compete with us. In addition, we must license to Reuters all of the products we own, and the source code for one of our messaging products, through December 2012. This may place Reuters in a position to more easily develop products that compete with ours.

Natural or other disasters could disrupt our business and result in loss of revenue or in higher expenses.

Natural disasters, terrorist activities and other business disruptions could seriously harm our revenue and financial condition and increase our costs and expenses. Our corporate headquarters and many of our operations are located in California, a seismically active region. In addition, many of our current and potential customers are concentrated in a few geographic areas. A natural disaster in one of these regions could have a material adverse impact on our U.S. and foreign operations, operating results and financial condition. Further, although we have not experienced a disruption to date, any unanticipated business disruption caused by Internet security threats, damage to global communication networks or otherwise could have a material adverse impact on our operating results.

The outcome of litigation pending against us could require us to expend significant resources and could harm our business and financial resources.

In May 2005, three purported shareholder class action complaints were filed against us and several of our officers in the U.S. District Court for the Northern District of California. The plaintiffs in such actions are seeking to represent a class of purchasers of TIBCO’s common stock from September 21, 2004 through March 1, 2005. The complaints generally allege that we made false or misleading statements concerning our operating results, our business and internal controls and the integration of Staffware. The complaints seek unspecified monetary damages. We intend to defend ourselves vigorously; however, we expect to incur significant costs in mounting such defense.

In September 2005, a shareholder derivative complaint was filed against certain of our officers and directors in the Superior Court of the State of California, Santa Clara County. The complaint is based on substantially similar facts and circumstances as the class actions and generally alleged that the named directors and officers breached their fiduciary duties to TIBCO. The complaint seeks unspecified monetary damages. Given the nature of derivative litigation, any recovery in a derivative suit would be to the benefit of TIBCO.

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

The use of Open Source Software in our products may expose us to additional risks.

“Open Source Software” is software that is covered by a license agreement which permits the user to liberally copy, modify and distribute the software for free. Certain Open Source Software is licensed pursuant to license agreements that require a user who intends to distribute the Open Source Software as a component of the user’s software to disclose publicly part or all of the source code to the user’s software. This effectively renders what was previously proprietary software Open Source Software. As competition in our markets increases, we must reduce our product development costs. Many features we may wish to add to our products in the future may be available as Open Source Software and our development team may wish to make use of this software to reduce development costs and speed up the development process. While we monitor the use of all Open Source Software and try to ensure that no Open Source Software is used in such a way as to require us to disclose the source code to the related product, such use could inadvertently occur. Additionally, if a third party has incorporated certain types of Open Source Software into its software, has not disclosed the presence of such Open Source Software and we embed that third party software into one or more of our products, we could, under certain circumstances, be required to disclose the source code to our product. This could have a material adverse effect on our business.

Some provisions in our certificate of incorporation and bylaws, as well as a stockholder rights plan, may have anti-takeover effects.

We have a stockholder rights plan providing for one right for each outstanding share of our common stock. Each right, when exercisable, entitles the registered holder to purchase certain securities at a specified purchase price. The rights plan may have the anti-takeover effect of causing substantial dilution to a person or group that attempts to acquire TIBCO on terms not approved by our Board of Directors. The existence of the rights plan could limit the price that certain investors might be willing to pay in the future for shares of our common stock and could discourage, delay or prevent a merger or acquisition that stockholders may consider favorable. In addition, provisions of our current certificate of incorporation and bylaws, as well as Delaware corporate law, could make it more difficult for a third party to acquire us without the support of our Board of Directors, even if doing so would be beneficial to our stockholders.

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

In addition, we lease field support offices in 61 cities throughout the world. The field offices range from small executive offices to a 22,000 square foot facility, in Maidenhead, England, that serves as our European sales operations headquarters. Lease terms range from month-to-month on certain offices to ten years on certain direct leases. Because our professional services are generally performed at the client site, field facilities are generally small. Field facilities are sales offices, development centers or customer support sites, and are used for periodic meetings, training and administration. We are continually evaluating the adequacy of existing facilities and additional facilities in new cities and we believe that suitable additional space will be available in the future on commercially reasonable terms as needed.

We have certain facilities under lease that are in excess of our requirements that we no longer occupy, do not intend to occupy, and have either subleased or plan to sublease. The estimated loss on excess facilities net of sublease income has been included in the accrued excess facilities costs on the Consolidated Balance Sheet as of November 30, 2005 and 2004.

ITEM 3.	LEGAL PROCEEDINGS

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

IPO Allocation Suit

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

Fiscal Year 2004	High	Low
First Quarter (from December 1, 2003 to February 29, 2004)	$8.79	$5.48
Second Quarter (from March 1, 2004 to May 30, 2004)	$9.75	$6.55
Third Quarter (from May 31, 2004 to August 29, 2004)	$8.75	$5.53
Fourth Quarter (from August 30, 2004 to November 30, 2004)	$11.72	$6.11

Fiscal Year 2005	High	Low
First Quarter (from December 1, 2004 to February 27, 2005)	$13.50	$10.51
Second Quarter (from February 28, 2005 to May 29, 2005)	$10.75	$6.10
Third Quarter (from May 30, 2005 to August 28, 2005)	$8.00	$5.60
Fourth Quarter (from August 29, 2005 to November 30, 2005)	$8.63	$6.86

Holders of Record

We had 949 stockholders of record as of November 30, 2005.

Dividends

We have never declared or paid any cash dividends on our common stock, and we do not anticipate paying any cash dividends in the foreseeable future.

Issuer Purchases of Equity Securities

In September 2004, our Board of Directors authorized a stock repurchase program for the repurchase of up to $50.0 million of common stock under this program. The remaining authorized amount for stock repurchases under this program as of November 30, 2005 was approximately $1.0 million. Subsequently, in December 2005, our Board of Directors authorized a new stock repurchase plan for the repurchase of up to $100.0 million of our common stock.

(In thousands, except per-share amounts)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased under the Plans or Programs
August 29, 2005 to September 28, 2005	—	$—	—	$15,876
September 29, 2005 to October 28, 2005	1,000	7.94	1,000	7,939
October 29, 2005 to November 30, 2005	900	7.71	900	1,000

Total	1,900	$7.83	1,900	$1,000

Equity Compensation Plan Information

The following table sets forth information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of November 30, 2005.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	46,203,131	$7.00	31,493,584
Equity compensation plans not approved by security holders(1)	62,886	$14.50	167,061

Total	46,266,017	$7.01	31,660,645

(1)	Represents options assumed in connection with our acquisition of Talarian in 2002 and of Extensibility in 2000.

ITEM 6.	SELECTED FINANCIAL DATA

The selected consolidated financial data below have been derived from our audited financial statements. The following table should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and notes thereto included elsewhere in this annual report on Form 10-K. The historical results presented below are not indicative of any future results.

	Year Ended November 30,
	2005	2004	2003	2002	2001
	(in thousands, except per share amounts)
Statement of Operations:
Revenue	$445,910	$387,220	$264,210	$273,393	$322,091
Cost of revenue	124,193	93,197	63,485	65,672	71,012

Gross profit	321,717	294,023	200,725	207,721	251,079
Operating expenses	263,643	223,273	198,249	294,403	305,830

Income (loss) from operations	58,074	70,750	2,476	(86,682)	(54,751)
Interest and other income, net	11,718	5,736	16,212	16,264	31,040
Interest expense	(2,711)	(2,771)	(1,205)	—	—

Income (loss) before income taxes	67,081	73,715	17,483	(70,418)	(23,711)
Provision for (benefit from) income taxes	(5,474)	28,795	6,043	24,162	(10,469)

Net income (loss)	$72,555	$44,920	$11,440	$(94,580)	$(13,242)

Total stock based compensation included in cost of revenue and operating expenses	$129	$243	$1,063	$4,050	$26,965

Net income (loss) per share—Basic	$0.34	$0.22	$0.05	$(0.46)	$(0.07)

Net income (loss) per share—Diluted	$0.32	$0.20	$0.05	$(0.46)	$(0.07)

Shares used to compute net income (loss) per share—Basic	213,263	207,506	211,555	205,821	195,001

Shares used to compute net income (loss) per share—Diluted	223,977	220,927	221,519	205,821	195,001

	As of November 30,
	2005	2004	2003	2002	2001
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$477,638	$473,535	$604,669	$637,853	$677,340
Working capital	458,685	439,090	549,719	563,732	638,803
Total assets	1,122,424	1,082,811	943,259	894,588	892,127
Long-term debt	50,143	51,851	53,477	—	—
Stockholders’ equity	873,619	820,482	762,794	744,727	771,279

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements relate to expectations concerning matters that are not historical facts. Words such as “projects,” “believes,” “anticipates,” “plans,” “expects,” “intends” and similar words and expressions are intended to identify forward-looking statements. These forward-looking statements include, but are not limited to, statements related to our expected business, results of operations, future financial position, our ability to increase our revenues, the mix of our revenues between license, service and maintenance revenues, our financing plans and capital requirements, our costs of revenue, our expenses, our potential tax benefit or liabilities, the effect of recent accounting pronouncements, our investments, debt service and principal repayment obligations, cash flows and our ability to finance operations from cash flows and similar matters and include statements based on current expectations, estimates, forecasts and projections about the economies and markets in which we operate and our beliefs and assumptions regarding these economies and markets.

These forward-looking statements are based on current expectations and involve known and unknown risks and uncertainties that may cause our actual results, operating performance or achievements to be materially different from those expressed or implied by the forward-looking statements. We believe that the expectations reflected in the forward-looking statements are reasonable but we cannot assure you that those expectations will prove to be correct. Factors that could cause or contribute to such differences include but are not limited to our ability to address new markets and complex technologies by delivering successful, new products on a timely basis, the impact of competitive products and pricing, the success of our strategic relationships, charges for restructuring and option expenses and other costs and other risk factors detailed in this Annual Report on Form 10-K for the fiscal year ended November 30, 2005 and other periodic filings with the Securities and Exchange Commission. All forward-looking statements are expressly qualified in their entirety by these factors and all related cautionary statements. We do not undertake any obligation to update any forward-looking statements.

Executive Overview

Our suite of business integration and process management software solutions makes us a leading enabler of real-time business. We use the term “real-time business” to mean doing business in such a way that organizations can use current information to execute their critical business processes and make smarter decisions. We are the successor to a portion of the business of Teknekron Software Systems, Inc. Teknekron developed software, known as the TIB technology, for the integration and delivery of market data, such as stock quotes, news and other financial information, in trading rooms of large banks and financial services institutions. In 1992, Teknekron expanded its development efforts to include solutions designed to enable complex and disparate manufacturing equipment and software applications, primarily in the semiconductor fabrication market, to communicate within the factory environment. Teknekron was acquired by Reuters Group PLC, the global information company, in 1994. Following the acquisition, continued development of the TIB technology was undertaken to expand its use in the financial services markets.

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

Our products are currently licensed by companies worldwide in diverse industries such as financial services, telecommunications, retail, healthcare, manufacturing, energy, transportation, logistics, government and insurance. We sell our products through a direct sales force and through alliances with leading software vendors and systems integrators.

Our revenue consists primarily of license and maintenance fees from our customers and distributors. In addition, we receive fees from our customers for providing consulting services. We also receive revenue from our strategic relationships with business partners who embed our products in their hardware and networking systems as well as from systems integrators who resell our products.

First-year maintenance typically is sold with the related software license and renewed on an annual basis thereafter. Maintenance revenue is determined based on vendor-specific objective evidence (“VSOE”) of fair value and amortized over the term of the maintenance contract, typically twelve months. Consulting and training revenues are typically recognized as the services are performed, which services are usually performed on a time and materials basis. Such services primarily consist of implementation services related to the installation of our products and generally do not include significant customization to or development of the underlying software code.

Our revenue is generally derived from a diverse customer base. No single customer represented greater than 10% of total revenue for the year ended November 30, 2005 or 2004. As of November 30, 2005, no single customer had a balance in excess of 10% of our net accounts receivable. We establish allowances for doubtful accounts based on our evaluation of collectibility and an allowance for returns and discounts based on specifically identified credits and historical experience.

Relationship with Reuters

Reuters is a distributor of our products to customers in the financial services segment. Pursuant to the terms of our license, maintenance and distribution agreement with Reuters, Reuters has the right to distribute certain of our products in conjunction with the sale by Reuters to end users of its market data delivery solutions for a specified period of time. We have the right to market and sell our products, other than risk management and market data distribution products, directly and through third party resellers (other than a few specified resellers) to customers in the financial services market. The limitations on our ability to sell risk management and market data distribution products and on reselling through the specified resellers will expire in May 2008. In addition, Reuters may embed our products in its solutions.

As of November 30, 2004, Reuters owned less than 10% of our outstanding common stock. During fiscal year 2005, Reuters reduced its holdings such that as of November 30, 2005, Reuters owned less than 1% of our outstanding common stock. Revenue from Reuters was $23.0 million, or 5% of our total revenue, in fiscal year 2005.

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

Our significant accounting policies are described in Note 2 to our Consolidated Financial Statements as of and for the year ended November 30, 2005. We believe our most critical accounting policies and estimates include the following:

•	revenue recognition;

•	allowances for doubtful accounts, returns and discounts;

•	stock-based compensation;

•	valuation and impairment of investments;

•	goodwill and other intangible assets;

•	impairment of long-lived assets;

•	restructuring and integration costs; and

•	accounting for income taxes.

Revenue Recognition.    We recognize license revenue when a signed contract or other persuasive evidence of an arrangement exists, the software has been shipped or electronically delivered, the license fee is fixed or determinable, and collection of the resulting receivable is reasonably assured. When contracts contain multiple elements wherein vendor specific objective evidence exists for all undelivered elements, we account for the delivered elements in accordance with the “Residual Method” prescribed by AICPA Statement of Position 98-9. Revenue from subscription license agreements, which include software, rights to future products and maintenance, is recognized ratably over the term of the subscription period. Revenue on shipments to resellers, when subject to certain rights of return and price protection, is recognized when the products are sold by the resellers to the end-user customer and is recorded net of related costs to the resellers. Providing all other revenue criteria are met, non-refundable, prepaid fees from OEM customers are generally recognized upon delivery and on going royalty fees are generally recognized upon receipt of royalty reports of units shipped.

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

First-year maintenance typically is sold with the related software license and renewed on an annual basis thereafter. For such arrangements with multiple elements, we allocate revenue to each component of the arrangement based on the fair value of the undelivered elements. Fair values of ongoing maintenance and support obligations are based on separate sales of renewals to other customers or upon renewal rates quoted in the contracts when the quoted renewal rates are deemed to be substantive. Maintenance revenue is deferred and recognized ratably over the term of the maintenance and support period. Fair value of services, such as consulting or training, is based upon separate sales of these services. Consulting and training services are generally billed based on hourly or daily rates and revenues are generally recognized as the services are performed. Consulting services primarily consist of implementation services related to the installation of our products and generally do not include significant customization to or development of the underlying software code. The determination as to whether services involve significant production, modification or customization of the underlying software code is a matter of judgment and can materially impact the timing of revenue recognition.

Many customers who license our software also enter into separate professional services arrangements with us. In determining whether professional services revenue should be accounted for separately from license revenue, we evaluate, among other factors, the nature of our software products, whether they are ready for use by the customer upon receipt, the nature of our implementation services, which typically do not involve significant customization to or development of the underlying software code, the availability of services from other vendors, whether the timing of payments for license revenue is coincident with performance of services and whether milestones or acceptance criteria exist that affect the realizability of the software license fee. Substantially all of our professional services arrangements are billed on a time and materials basis and accordingly, are recognized as the services are performed. Contracts with fixed or not to exceed fees are recognized on a proportional performance basis. If there is significant uncertainty about the project completion or receipt of payment for professional services, revenue is deferred until the uncertainty is sufficiently resolved. Training revenue is recognized as training services are delivered.

For arrangements that do not qualify for separate accounting for the license and professional services revenues, including arrangements that involve significant modification or customization of the software, that include milestones or customer specific acceptance criteria that may affect collection of the software license fees, or where payment for the software license is tied to the performance of professional services, software license revenue is generally recognized together with the professional services revenue using either the percentage-of-completion or completed-contract method. Under the percentage-of-completion method, revenue recognized is equal to the ratio of costs expended to date to the anticipated total contract costs, based on current estimates of costs to complete the project. If the total estimated costs to complete a project exceed the total contract amount, indicating a loss, the entire anticipated loss would be recognized currently.

Significant management judgments and estimates must be made in connection with determination of the revenue to be recognized in any accounting period. If we made different judgments or utilized different estimates for any period, material differences in the amount and timing of revenue recognized could result.

Allowance for Doubtful Accounts, Returns and Discounts.    We establish allowances for doubtful accounts, returns and discounts based on our review of credit profiles of our customers, contractual terms and conditions, current economic trends and historical payment, return and discount experience. We reassess the allowances for doubtful accounts, returns and discounts each period. Historically, our actual losses and credits have been consistent with these provisions. However, unexpected events or significant future changes in trends could result in a material impact to our future statements of operations and of cash flows. If we made different judgments or utilized different estimates for any period, material differences in the amount and timing of revenue or bad debt expense recognized could result. Our allowances for doubtful accounts, returns and discounts as a percentage of net revenues were 1.0%, 1.0% and 0.8% in fiscal years 2005, 2004 and 2003, respectively. See Note 5 to our Consolidated Financial Statements for a summary of activities during the years reported. Based on our results for the year ended November 30, 2005, a one-percentage point deviation in our allowances for doubtful accounts, returns and discounts as a percentage of net revenues would have resulted in an increase or decrease in expense of approximately $4.5 million.

Stock-Based Compensation.    We account for stock-based compensation related to employee stock-based compensation plans using the intrinsic value method prescribed by Accounting Principles Board Opinion (“APB”) No. 25 and have adopted the disclosure provisions of the Statement of Financial Accounting Standard (“SFAS”) No. 123 “Accounting for Stock-Based Compensation” and SFAS 148 “Accounting for Stock-Based Compensation—Transition and Disclosure”—an amendment of SFAS 123. Had we accounted for stock-based compensation related to employee stock-based compensation plans using the fair value method as prescribed by SFAS 123, our net income would have been reduced by $23.0 million, $38.0 million and $50.1 million in fiscal years 2005, 2004 and 2003, respectively. Also see Note 2 to our Consolidated Financial Statements.

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

In December 2004, FASB issued SFAS No. 123 (Revised 2004) “Share-Based Payment” (“SFAS 123(R)”), which replaces SFAS 123 and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS 123(R) requires that compensation costs relating to share-based payment transactions be recognized in financial statements. The pro forma disclosure previously permitted under SFAS 123, which we have provided in Note 2 to the Consolidated Financial Statements, will no longer be an acceptable alternative to recognition of expenses in the financial statements. Due to the Amendment to Rule 4-01(a) issued in April 2005, SFAS 123(R) must be adopted by the first interim reporting period of the fiscal year that begins on or after June 15, 2005. Accordingly, we are required to adopt SFAS 123(R) starting in our first quarter of fiscal year 2006. We expect the adoption of SFAS 123(R) will have a material adverse impact on our net income and our net income per share by decreasing our net income by the additional amount of such stock-based compensation charges, net of taxes. We cannot quantify the amount of such impact at this time.

Valuation and Impairment of Investments.    We determine the appropriate classification of marketable securities at the time of purchase and evaluate such designation as of each balance sheet date. As of November 30, 2005, $268.9 million of marketable securities have been classified as available-for-sale and are carried at fair value with unrealized gains and losses, if any, included as a component of “accumulated other comprehensive income” in stockholders’ equity. Marketable securities are presented as current assets as they are subject to use within one year in current operations. Realized gains and losses are recognized based on the “specific identification method”. As of November 30, 2005, gross unrealized losses on our investment portfolio totaled $2.0 million. The decline in value of these investments is primarily related to changes in interest rates and is considered temporary in nature.

Our investments also include minority equity investments in privately held companies that are generally carried at cost basis and included in other assets on the balance sheet. The fair value of these investments is dependent on the performance of the companies in which we invested, as well as the volatility inherent in external markets for these investments. In assessing potential impairment, we consider these factors as well as each of the companies’ cash position, earnings/revenue outlook, liquidity and management/ownership. If we believe that an other-than-temporary decline exists, we write down the investment to market value and record the related write-down as a loss on investments in our consolidated statement of operations. In fiscal year 2005, we did not recognize any impairment loss, while in fiscal years 2004 and 2003, we recognized impairment losses of $0.1 million and $0.3 million, respectively, relating to the other-than-temporary decline in value of certain equity investments. As of November 30, 2005, the net carrying value of our minority equity investments totaled $2.3 million.

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

Goodwill and Other Intangible Assets.    Our goodwill and intangible assets result from our corporate acquisition transactions. In accordance with SFAS 142, “Goodwill and Other Intangible Assets,” which we adopted on December 1, 2002, goodwill and intangible assets with indefinite useful lives are no longer amortized, but are instead tested for impairment at least annually or as circumstances indicate their value may no longer be recoverable. We generally perform our annual impairment test at the end of the fiscal year. As we operate our business in one reporting segment, our goodwill is tested for impairment at the enterprise level. Goodwill impairment testing is a two-step process. For the first step, we screen for impairment, and if any possible impairment exists, we undertake a second step of measuring such impairment. Other purchased intangible assets with definite useful lives are amortized on a straight line basis over their useful lives, and periodically tested for impairment. As of November 30, 2005, we had $261.1 million of goodwill and $64.7 million of intangible assets, and had not recorded any impairment charges. If our estimates or the related assumptions change in the future, we may be required to record impairment charges to reduce the carrying value of these assets. Changes in the valuation of goodwill and intangible assets could be substantial.

Impairment of Long-Lived Assets.    We evaluate the recoverability of our long-lived assets in accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” When events or changes in circumstances indicate that the carrying amount of long-lived assets may not be recoverable, we recognize such impairment in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets. We have not recorded any impairment losses to date. If our estimates or the related assumptions change in the future, we may be required to record impairment charges to reduce the carrying value of these assets. Changes in the valuation of long-lived assets could be substantial.

Restructuring and Integration Costs.    Our restructuring charges are comprised primarily of costs related to properties abandoned in connection with facilities consolidation, related write-down of leasehold improvements and severance and associated employee termination costs related to headcount reductions. For restructuring actions initiated prior to December 31, 2002, we followed the guidance provided by EITF 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity”. We recorded the liability related to these termination costs when the plan was approved; the termination benefits were determined and communicated to the employees; the number of employees to be terminated, their locations and job were specifically identified; and the period of time to implement the plan was set. For restructuring actions initiated after January 1, 2003, we adopted SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities” which requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred.

Our restructuring charges included accruals for estimated losses on facility costs based on our contractual obligations net of estimated sublease income based on current comparable market rates for leases. We reassess this liability periodically based on market conditions. Revisions to our estimates of this liability could materially impact our operating results and financial position in future periods if anticipated events and key assumptions, such as the timing and amounts of sublease rental income, either change or do not materialize. Should facilities operating lease rental rates continue to decrease in these markets or should it take longer than expected to find a suitable tenant to sublease these facilities, the actual loss could exceed this estimate by approximately $2.8 million.

Accounting for Income Taxes.    We make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes.

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

We assess the likelihood that we will be able to recover our deferred tax assets. We consider all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. If recovery is not likely, we increase our provision for taxes by recording a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable. The available positive evidence at November 30, 2005 included three years of historical operating profits and a projection of future income limited to three years which coincides with the period over which we recorded historical operating profits, due to our lack of visibility into earnings further into the future. As a result of our analysis of all available evidence, both positive and negative, we recorded a partial release of valuation allowance during fiscal year 2005. We continue to closely monitor available evidence and may adjust our valuation allowance in future periods.

As of November 30, 2005, we believed that the amount of the deferred tax assets recorded on our balance sheet as a result of the partial release of valuation allowance would ultimately be recovered. However, should there be a change in our ability to recover our deferred tax assets, our tax provision would increase in the period in which we determine that the recovery is not probable. If we have to re-establish the full valuation allowance, it may result in a charge of $19.6 million to the tax provision.

Of the remaining valuation allowance of approximately $219.3 million as of November 30, 2005, we estimate that when released, approximately $21.7 million will result in an income tax benefit, approximately $7.7 million will be credited to goodwill and approximately $189.9 million relating to stock option exercises and related tax credits will be credited directly to additional paid-in capital.

We have completed an R&D Credit study for fiscal years 1999 through 2003. As a result, additional credits have been identified and included in the deferred tax assets as of November 30, 2005. R&D credit carryforwards are approximately $25.3 million and $20.0 million, for federal and California, respectively.

U.S. income taxes and foreign withholding taxes have not been provided for on a cumulative total of $20.8 million of undistributed earnings for certain non-U.S. subsidiaries. With the exception of our subsidiaries in the United Kingdom, net undistributed earnings of our foreign subsidiaries are generally considered to be indefinitely reinvested, and accordingly, no provision for U.S. income taxes has been provided thereon. Upon distribution of these earnings in the form of dividends or otherwise, the company will be subject to U.S. income taxes net of available foreign tax credits associated with these earnings.

Results of Operations

The following table sets forth, for the fiscal years indicated, certain consolidated statement of income information as a percentage of total revenue:

	Year Ended November 30,
	2005	2004	2003
Revenue:
License revenue:
Non-related parties	42%	51%	46%
Related parties	4	4	7

Total license revenue	46	55	53

Service and maintenance revenue:
Non-related parties	51	41	40
Related parties	2	3	6
Reimbursable expenses	1	1	1

Total service and maintenance revenue	54	45	47

Total revenue	100	100	100

Cost of revenue:
Cost of license revenue	3	3	3
Cost of service and maintenance	25	21	20
Cost paid to related parties	—	—	1

Total cost of revenue	28	24	24

Gross profit	72	76	76

Operating expenses:
Research and development	16	16	24
Sales and marketing	32	32	42
General and administrative	8	7	8
Acquired in-process research and development	—	1	—
Restructuring charge	1	1	—
Amortization of acquired intangible assets	2	1	1

Total operating expenses	59	58	75

Income from operations	13	18	1
Interest income	3	2	5
Interest expense	(1)	(1)	—
Other income (expense), net	—	—	—

Income before income taxes	15	19	6
Provision for (benefit from) income taxes	(1)	7	2

Net income	16%	12%	4%

Total Revenue

	Year Ended November 30,			% Change
	2005	2004	2003	Year 2004 to 2005	Year 2003 to 2004
(in thousands, except percentages)
Total revenue	$445,910	$387,220	$264,210	15%	47%

Total revenue increased 15% for fiscal year 2005 compared to fiscal year 2004, primarily due to a 40% increase in service and maintenance revenue, offset by a 5% decrease in license revenue. Geographically, our total revenue increased by $35.0 million or 18% in the United States, $16.2 million or 11% in Europe and $5.5 million or 13% in the Pacific Rim in fiscal year 2005. See Note 13 to the Consolidated Financial Statements for further detail on total revenue by region.

Since June 2004, our consolidated results of operations have included incremental revenue (and costs) related to the former Staffware operations. Consequently, such incremental revenue has been included in our results for the second half of fiscal year 2004 and fiscal year 2005. Pro forma results as if we had acquired Staffware at the beginning of fiscal year 2003 are provided in Note 3 to our Consolidated Financial Statement. Due to the structure of our multi-product Enterprise License Agreements, which often combine TIBCO and Staffware products, we are not able to separately report the portion of revenue attributable solely to the Staffware components.

Total revenue increased 47% for fiscal year 2004 compared to fiscal year 2003, primarily due to incremental revenue from Staffware during fiscal year 2004, our direct sales to customers in the financial services market beginning in October 2003 (pursuant to our agreement with Reuters) and a general increase in information technology spending by our customers.

Revenue from Reuters was $23.0 million, $28.3 million and $30.7 million representing 5%, 7% and 12% of our total revenue in fiscal years 2005, 2004 and 2003, respectively. Until March 2005, our revenue from Reuters consisted primarily of fees under our license agreement, which includes minimum guaranteed fees of $5.0 million per quarter, reduced by an amount equal to 10% of the license and maintenance revenues from our sales to financial services companies (and, until October 2004, also reduced by 40% of our maintenance revenue from customers who were transitioned to us by Reuters).

License Revenue and Costs

	Year Ended November 30,			% Change
	2005	2004	2003	Year 2004 to 2005	Year 2003 to 2004
(in thousands, except percentages)
License revenue	$203,888	$214,086	$140,509	(5)%	52%
As a percentage of total revenue	46%	55%	53%
Cost of license revenue	$12,694	$11,586	$8,835	10%	31%
As a percentage of total revenue	3%	3%	3%
As a percentage of license revenue	6%	5%	6%

We license a wide range of products to customers in various industries and geographic regions. Cost of license revenue mainly consisted of royalties and amortization of developed technology acquired through corporate acquisitions.

License revenue decreased by $10.2 million or 5% for fiscal year 2005 compared to fiscal year 2004, primarily due to a decrease in revenue from the telecommunications, consumer packaged goods and manufacturing sectors, partially offset by an increase in license revenue from the financial services market. License revenue increased 52% for fiscal year 2004 compared to fiscal year 2003, primarily due to increased revenue from the financial services, consumer packaged goods, telecommunications and manufacturing sectors, and also due to additional revenue generated from the Staffware acquisition.

The total number of license revenue transactions over $100,000 increased to 316 in fiscal year 2005, from 260 in fiscal year 2004, and 225 in fiscal year 2003. The average deal size for transactions over $100,000 was approximately $0.6 million, $0.7 million, and $0.4 million in fiscal years 2005, 2004 and 2003, respectively. The number of transactions equal to or greater than $1 million was 42, 40 and 18 transactions in fiscal years 2005, 2004 and 2003, respectively. Our total license revenue in any particular period is to a certain extent, dependant on the size and timing of larger license deals. We expect the number of license transactions over $100,000 to increase in fiscal year 2006, while the size and timing of any particular multi-million dollar deal is more difficult to forecast.

Cost of license revenue mainly consisted of royalty costs and amortization of developed technology acquired through corporate acquisitions. Cost of license revenue remained approximately 3% of total revenue and 5% to 6% of license revenue in each of fiscal years 2005, 2004 and 2003. As stated above, our fiscal year 2005 financial results include incremental revenue and costs attributable to former Staffware operations; whereas, our fiscal year 2004 financial results only include such revenue and costs from June 2004.

We expect license revenues to be approximately 45% to 55% of our total revenue and cost of license revenue to remain approximately 5% to 7% of license revenue in fiscal year 2006.

Service and Maintenance Revenue and Costs

	Year Ended November 30,			% Change
	2005	2004	2003	Year 2004 to 2005	Year 2003 to 2004
(in thousands, except percentages)
Service and maintenance revenue	$242,022	$173,134	$123,701	40%	40%
As a percentage of total revenue	54%	45%	47%
Cost of service and maintenance revenue	$111,499	$81,611	$52,370	37%	56%
As a percentage of total revenue	25%	21%	20%
As a percentage of service and maintenance revenue	46%	47%	42%

Service and maintenance revenue increased $68.9 million or 40% for fiscal year 2005 compared to fiscal year 2004, and increased 40% for fiscal year 2004 compared to fiscal year 2003. The increase in fiscal year 2005 was comprised of $33.6 million, or a 52% increase in consulting and training services revenue, and $35.3 million, or a 33% increase in maintenance revenue. The increase in fiscal year 2004 compared to fiscal year 2003 was comprised of $26.9 million, or a 71% increase in consulting and training services revenue, and $22.5 million, or a 26% increase in maintenance revenue. Consulting revenue increased due to more comprehensive and larger engagements with respect to a number of accounts and an increased focus on providing more services to customers. Maintenance revenue increased primarily due to growth in our installed software base and our acquisition of Staffware in third quarter of fiscal year 2004 and ObjectStar in the second quarter of fiscal year 2005. Also, in accordance with our agreement with Reuters, we began providing maintenance and support services directly to customers transitioned from Reuters in the fourth quarter of fiscal year 2003, which contributed to our growth in service and maintenance revenue in fiscal year 2004.

Cost of service and maintenance revenue consists primarily of compensation of professional services and customer support personnel and third-party contractors, and associated expenses related to providing consulting services.

The cost of service and maintenance revenue increased as a percentage of total revenue throughout the three years ended November 30, 2005, as the relative proportion of consulting revenue increased. The increase in absolute dollars in fiscal year 2005 as compared to the prior year resulted primarily from an increase of approximately $13.6 million related to personnel compensation, $12.7 million for third-party contractor compensation and consulting fees, and $2.4 million in travel costs. Increased compensation cost was primarily due to an increase in professional services and customer support staff during the year. Increased third-party contractor and consulting fees were also directly related to increased service revenues.

The increase in absolute dollars of cost of service and maintenance revenue in fiscal year 2004 as compared to fiscal year 2003 resulted primarily from an increase of approximately $14.8 million related to personnel compensation, $9.2 million for third-party contractor compensation and consulting fees, and $3.8 million in travel costs.

We expect service and maintenance revenue to be approximately 45% to 55% of total revenue in fiscal year 2006. We expect the cost of service and maintenance revenue to increase in absolute dollars and in line with increasing service and maintenance revenue. Beginning in the first quarter of fiscal year 2006, our cost of service and maintenance will include significant share-based compensation expense calculated using the fair value method as required by SFAS 123(R), however, we cannot quantify the amount of such increase at this time.

Research and Development Expenses

Research and development expenses consist primarily of personnel compensation, third-party contractor fees and related costs associated with the development and enhancement of our suite of products.

	Year Ended November 30,			% Change
	2005	2004	2003	Year 2004 to 2005	Year 2003 to 2004
(in thousands, except percentages)
Research and development expenses	$73,136	$61,100	$64,588	20%	(5)%
As a percentage of total revenue	16%	16%	24%

The increase in fiscal year 2005 compared to fiscal year 2004 was primarily due to a $9.5 million increase in personnel compensation as a result of headcount increases both from our acquisitions and our establishment of a new research and development center in India. The remainder of the increase in research and development expenses included increased travel expenses, depreciation of equipment and software and various license fees. Our fiscal year 2005 financial results include incremental costs attributable to former Staffware operations; whereas, our fiscal year 2004 financial results only include such costs from June 2004.

The decrease in fiscal year 2004 compared to fiscal year 2003 was primarily due to a $1.1 million decrease in third-party contractor fees and a $4.3 million reduction of facility cost expenses, partially offset by a $2.8 million increase in personnel compensation. The reduction in third party contractor fees was largely the result of renegotiated agreements with various third party contractors. The purchase of our corporate headquarters in June 2003 also contributed to the reduction of facility expenses in fiscal year 2004. Personnel compensation increased in fiscal year 2004 due to an increase in headcount primarily as a result of the Staffware acquisition, and an increase in variable incentive compensation.

We believe that continued investment in research and development is critical to attaining our strategic objectives and, as a result, we expect that spending on research and development will increase in absolute dollars in fiscal year 2006. Beginning in the first quarter of fiscal year 2006, our research and development expenses will include significant share-based compensation expense calculated using the fair value method as required by SFAS 123(R), however, we cannot quantify the amount of such increase at this time.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of personnel and related costs of our direct sales force and marketing staff, the cost of marketing programs, including customer conferences, promotional materials, trade shows and advertising, and related travel expenses.

	Year Ended November 30,			% Change
	2005	2004	2003	Year 2004 to 2005	Year 2003 to 2004
(in thousands, except percentages)
Sales and marketing expenses	$140,370	$123,486	$110,230	14%	12%
As a percentage of total revenue	32%	32%	42%

The increase in fiscal year 2005 as compared to fiscal year 2004 was primarily due to a $9.5 million increase in personnel compensation, a $2.0 million increase in travel expenses, a $3.6 million increase in facility expenses, partially offset by a $2.1 million reduction in commission expenses and a $1.7 million decrease in sales referral fees. The increase in personnel compensation was due to an increase in headcount. The lower sales commission resulted from a lower effective rate on commissionable revenue and lower license revenue. Our fiscal year 2005 financial results include incremental costs attributable to former Staffware operations; whereas, our fiscal year 2004 financial results only include such costs from June 2004.

The increase in fiscal year 2004 as compared to fiscal year 2003 was primarily due to a $7.2 million increase in personnel compensation, a $6.2 million increase in commission expense and a $2.4 million increase in travel expenses, partially offset by a $2.0 million decrease in marketing program costs and a $1.0 million reduction of facility expenses. The increase in personnel compensation was due to an increase in headcount, most significantly in Europe, primarily as a result of the Staffware acquisition. The higher sales commission was a result of higher commissionable revenue. The reduction in marketing program costs was due to more specific and targeted advertising efforts. The reduction in facility expenses was attributable to the purchase of our corporate headquarters in June 2003.

We intend to selectively increase staff in our direct sales organization and to increase our marketing efforts in the coming year and, accordingly, expect that sales and marketing expenditures will increase in absolute dollars in fiscal year 2006. Beginning in the first quarter of fiscal year 2006, our sales and marketing expenses will include significant share-based compensation expense calculated using the fair value method as required by SFAS 123(R), however, we cannot quantify the amount of such increase at this time.

General and Administrative Expenses

General and administrative expenses consist primarily of personnel and related costs for general corporate functions, including executive, legal, finance, accounting and human resources.

	Year Ended November 30,			% Change
	2005	2004	2003	Year 2004 to 2005	Year 2003 to 2004
(in thousands, except percentages)
General and administrative expenses	$37,320	$29,048	$20,334	28%	43%
As a percentage of total revenue	8%	7%	8%

The increase in fiscal year 2005 as compared to fiscal year 2004 was primarily due to a $1.8 million increase in personnel compensation and an $8.9 million increase in consulting and outside services, offset by reductions in other administrative costs. Increased headcount contributed to total higher personnel costs. Consulting and outside services increased substantially, due to our continuous effort to comply with the requirements of the Sarbanes-Oxley Act (“Sarbanes-Oxley”), and increased legal, tax consulting and other professional fees. Our fiscal year 2005 financial results include the incremental costs attributable to former Staffware operations; whereas, our fiscal year 2004 financial results only include such costs from June 2004.

The increase in fiscal year 2004 as compared to fiscal year 2003 was primarily due to an $8.0 million increase in personnel compensation, a $2.1 million increase in consulting and outside services and a $1.0 million increase in travel expenses, offset by a $0.9 million reduction in facility expenses, and reductions in other administrative costs. Increased headcount together with an increase in variable incentive compensation contributed to total higher personnel costs. Consulting and outside services increased due to our initiatives to comply with Sarbanes-Oxley. The reduction in facility expenses was attributable to the purchase of our corporate headquarters in June 2003.

We will continue to invest in improving our corporate infrastructure to enhance effective management and internal controls and therefore expect that general and administrative spending will increase in absolute dollars in fiscal year 2006. Beginning in the first quarter of fiscal year 2006, our general and administrative expenses will include significant share-based compensation expense calculated using the fair value method as required by SFAS 123(R), however, we cannot quantify the amount of such increase at this time.

Stock-Based Compensation

We accounted for employee stock-based compensation using the intrinsic value method prescribed by APB 25 as discussed in Note 2 to our Consolidated Financial Statements. Stock-based compensation expense principally relates to employee stock options assumed in acquisitions and stock options granted to consultants. Stock-based compensation expense related to stock options granted to consultants is recognized as earned using the multiple option method and is recorded by expense category. At each reporting date, we re-measure consultant stock options using the Black-Scholes option-pricing model. As a result, stock-based compensation expense will fluctuate.

The stock-based compensation expenses have been incorporated into the respective cost or expense lines in the Consolidated Income Statement, and are not separately shown on the Consolidated Income Statement because such amounts were insignificant in fiscal year 2005 and 2004. The following table summarizes the expenses:

	Year Ended November 30,			% Change
	2005	2004	2003	Year 2004 to 2005	Year 2003 to 2004
(in thousands, except percentages)
Stock-based compensation expenses:
In cost of revenue	$14	$34	$201
In operating expenses	115	209	862

Total stock-based compensation expenses	$129	$243	$1,063	(47)%	(77)%

As a percentage of total revenue	—%	—%	—%

The decrease in stock-based compensation was mainly the result of continuous amortization of unearned stock-based compensation cost brought forward from prior years, with minimal additions.

As prescribed by SFAS 123(R) issued in December 2004, we will be required to recognize the compensation costs relating to share-based payment transactions in our financial statements, using the fair value method, starting from our first fiscal quarter of 2006. We expect the adoption of SFAS 123(R) will increase our share-based compensation expense significantly, however we cannot quantify the amount of such increase at this time.

Acquired In-Process Research and Development

	Year Ended November 30,			% Change
	2005	2004	2003	Year 2004 to 2005	Year 2003 to 2004
(in thousands, except percentages)
Acquired in-process research and development expenses	$—	$2,200	$—	(100)%	N/A
As a percentage of total revenue	—%	1%	—%

In fiscal year 2004, we estimated that $2.2 million of the purchase price of Staffware represented acquired in-process research and development (“IPRD”) that had not yet reached technological feasibility and had no alternative future use. Accordingly, this amount was immediately charged to expense upon consummation of the acquisition. We calculated the value of IPRD by estimating the expected cash flows from the projects once commercially viable, discounting the net cash flows back to their present value and then applying a percentage of completion. In determining the value ultimately assigned to IPRD we considered the stage of completion, complexity of work to date, difficulty of completing the remaining development, costs already incurred and the expected cost to complete the project. As of November 30, 2005, we had substantially completed the Staffware projects that were in process at the date of the acquisition.

Restructuring Charge

	Year Ended November 30,			% Change
	2005	2004	2003	Year 2004 to 2005	Year 2003 to 2004
(in thousands, except percentages)
Restructuring charge	$3,905	$2,186	$1,100	79%	99%
As a percentage of total revenue	1%	1%	—%

During fiscal year 2005, we initiated a restructuring plan designed to re-align our resources and cost structure, and accordingly recognized a restructuring charge of approximately $3.9 million for the resulting workforce reduction. The restructuring plan eliminated 49 employees, across all functions and primarily in our European operations. As of November 30, 2005, all such employees have been terminated and of the $3.9 million restructuring charge, $3.2 million was paid, and the remaining $0.7 million accrual is expected to be utilized in fiscal year 2006.

During fiscal year 2004, we recorded $2.2 million in restructuring charges related to properties vacated in connection with facilities consolidation. The additional facilities charges resulted from revisions to our estimates of future sublease income due to further deterioration of real estate market conditions. The estimated facility costs were based on our contractual obligations, net of estimated sublease income, based on current comparable rates for leases in their respective markets. Should facilities rental rates continue to decrease in these markets or should it take longer than expected to find a suitable tenant to sublease these facilities, the actual loss could exceed this estimate by up to $2.8 million.

During the first quarter of fiscal year 2003, we recorded a restructuring charge of $1.1 million related to a reduction in headcount to align our cost structure with changing market conditions. This reduction of approximately 44 employees was comprised of 60% sales and marketing staff, 5% general and administrative staff, and 35% research and development staff. All severance actions were completed by August 31, 2003.

Also see Note 8 “Accrued Restructuring and Integration Costs” to our Consolidated Financial Statements.

Amortization of Acquired Intangible Assets

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

	Year Ended November 30,			% Change
	2005	2004	2003	Year 2004 to 2005	Year 2003 to 2004
(in thousands, except percentages)
Amortization of acquired intangible assets:
In cost of revenue	$5,958	$6,702	$4,767
In operating expenses	8,912	5,253	1,997

Total amortization expenses	$14,870	$11,955	$6,764	24%	77%

As a percentage of total revenue	3%	3%	3%

The increase in amortization expense in fiscal year 2005 as compared to fiscal year 2004 was primarily due to a full year of amortization related to intangible assets acquired from Staffware, and additional amortization related to intangible assets acquired from ObjectStar in second quarter of fiscal year 2005. The increase in amortization expense in fiscal year 2004 as compared to fiscal year 2003 was primarily due to the amortization of acquired intangible assets from our acquisitions of Staffware and General Interface Corp. (“General Interface”) in the second half of fiscal year 2004.

We expect the amortization of acquired intangible assets to be approximately $14.8 million for fiscal year 2006, provided that there are no new acquisitions.

Interest Income

	Year Ended November 30,			% Change
	2005	2004	2003	Year 2004 to 2005	Year 2003 to 2004
(in thousands, except percentages)
Interest income	$13,318	$8,436	$12,536	58%	(33)%
As a percentage of total revenue	3%	2%	5%

The increase in interest income in fiscal year 2005 compared to fiscal year 2004 was primarily due to the effect of rising interest rates on our investments.

The decrease in interest income in fiscal year 2004 compared to fiscal year 2003 was primarily due to the decline in interest rates on our investments combined with a decrease in our investment asset base as a result of our repurchase and retirement of $115.0 million of our common stock from Reuters, as well as the net cash outlay of $115.0 million for the Staffware and General Interface acquisitions.

Interest Expense

	Year Ended November 30,			% Change
	2005	2004	2003	Year 2004 to 2005	Year 2003 to 2004
(in thousands, except percentages)
Interest expense	$2,711	$2,771	$1,205	(2)%	130%
As a percentage of total revenue	1%	1%	—%

Interest expense is related to the mortgage note payable for the purchase of our corporate headquarters in June 2003. We recorded a $54.0 million mortgage note payable to a financial institution collateralized by the commercial real property acquired. The balance of the mortgage note payable as of November 30, 2005 was $50.1 million. The mortgage note payable carries a fixed annual interest rate of 5.09% and a 20-year amortization. The principal balance that will be remaining at the end of the 10-year term of $33.9 million will be due as a final balloon payment on July 1, 2013.

Interest expense declined slightly for fiscal year 2005 compared to fiscal year 2004 due to principal amortization.

Interest expense increased for fiscal year 2004 compared to fiscal year 2003 due to the fact that the mortgage note was entered into in June 2003, so interest expense was incurred only for part of fiscal year 2003, as compared to the entire year for fiscal year 2004.

Other Income (Expenses), net

Other income (expenses), net, includes realized gains and losses on investments, foreign exchange gain (loss) and other miscellaneous income and expense items.

	Year Ended November 30,			% Change
	2005	2004	2003	Year 2004 to 2005	Year 2003 to 2004
(in thousands, except percentages)
Other income (expenses):
Foreign exchange gain (loss)	$(1,445)	$(2,326)	$738
Realized gain (loss) on short-term investments	(275)	(416)	2,924
Realized gain (loss) on long-term investments	—	14	84
Other income (expense), net	120	28	(70)

Total other income (expenses), net	$(1,600)	$(2,700)	$3,676	41%	(173)%

As a percentage of total revenue	—%	(1)%	1%

Foreign exchange loss in fiscal year 2005 and 2004 was primarily attributable to the volatility of the U.S. dollar against the Euro and the British pound. Realized gain (loss) on short-term investments represents gains or losses realized when such short-term investments are sold and when other-than-temporary impairment on individual securities is recorded. The difference between the realized gain in fiscal year 2003 compared to the realized loss in fiscal year 2004 was primarily due to a rising interest rate environment in 2004 compared to 2003.

Income Taxes

	Year Ended November 30,			% Change
	2005	2004	2003	Year 2004 to 2005	Year 2003 to 2004
(in thousands, except percentages)
Provision for (benefit from) income tax	$(5,474)	$28,795	$6,043	(119)%	377%
Effective tax rate	(8.2)%	39.1%	34.6%

Our effective tax rate was (8.2)%, 39.1% and 34.6% for the fiscal years ended November 30, 2005, 2004 and 2003, respectively. For fiscal year 2005, the decrease in the effective tax rate is primarily due to the tax benefit from the partial release of the valuation allowance.

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

We assess the likelihood that we will be able to recover our deferred tax assets. We consider all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. If recovery is not likely, we increase our provision for taxes by recording a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable. The available positive evidence at November 30, 2005 included three years of historical operating profits and a projection of future income limited to three years which coincides with the period over which we recorded historical operating profits, due to our lack of visibility into earnings further into the future. As a result of our analysis of all available evidence, both positive and negative, we recorded a partial release of valuation allowance in fiscal year 2005. We continue to closely monitor available evidence and may adjust our valuation allowance in future periods.

As of November 30, 2005, we believed that the amount of the deferred tax assets recorded on our balance sheet as a result of the partial release of valuation allowance would ultimately be recovered. However, should there be a change in our ability to recover our deferred tax assets, our tax provision would increase in the period in which we determine that the recovery is not probable. If we have to re-establish the full valuation allowance, it may result in a charge of $19.6 million to the tax provision.

Of the remaining valuation allowance of approximately $219.3 million at November 30, 2005, we estimate that when released, approximately $21.7 million will result in an income tax benefit, approximately $7.7 million will be credited to goodwill and approximately $189.9 million relating to stock option exercises and related tax credits will be credited directly to additional paid-in capital.

Our income taxes payable for federal purposes have been reduced by the tax benefits associated with the exercise of employee stock options during the year and utilization of net operating loss carryover applicable to both stock options and acquired entities. The benefits applicable to stock options were credited directly to stockholders’ equity and amounted to $26.3 million and $6.0 million for fiscal years 2005 and 2004, respectively. Of the $26.3 million for fiscal year 2005, $15.9 million reduced taxes payable in the current year and therefore is shown as an increase to cash flow from operating activities on the statement of cash flows. The remaining balance of $10.4 million represents the partial release of valuation allowance against deferred tax assets that resulted from stock option benefits and, accordingly, was credited directly to stockholders’ equity. The benefits applicable to acquired entities were credited directly to goodwill and amounted to $1.2 million and $4.3 million for fiscal years 2005 and 2004, respectively.

As of November 30, 2005, our federal and state net operating loss carryforwards for income tax purposes were $445.7 million and $153.7 million, respectively, which expire through 2023. As of November 30, 2005, our federal and state tax credit carryforwards for income tax purposes were $30.6 million and $20.0 million, respectively, which expire through 2025.

In the event of a change in ownership, as defined under federal and state tax laws, our net operating loss and tax credit carryforwards may be subject to annual limitations. The annual limitations may result in the expiration of the net operating loss and tax credit carryforwards before utilization.

Liquidity and Capital Resources

Current Cash Flows

As of November 30, 2005, we had cash, cash equivalents and short-term investments totaling $477.6 million, representing an increase of $4.1 million from November 30, 2004. Our total cash and cash equivalent balance was $208.7 million as of November 30, 2005. Our short-term available-for-sales investments totaled $268.9 million, primarily in high grade corporate bonds and U.S. government debt securities.

Net cash provided by operating activities in fiscal year 2005 was $82.8 million, resulting from net income of $72.5 million, adjusted for non-cash charges including $29.9 million of depreciation and amortization and $17.0 million tax benefits from acquisitions and employee stock options, less $21.9 million for deferred income tax valuation allowance release, and adjusted for net change in assets and liabilities (net of acquisitions), including a $18.9 million increase in deferred revenue mainly related to increased maintenance revenue, a $10.4 million decrease in accrued restructuring and excess facilities mainly due to payments during the year, and $23.6 million net cash used for other assets and liabilities.

To the extent that non-cash items increase or decrease our future operating results, there will be no corresponding impact on our cash flows. After excluding the effects of these non-cash charges, the primary changes in cash flows relating to operating activities result from changes in working capital. Our primary source of operating cash flows is the collection of accounts receivable from our customers, including maintenance which is typically billed annually in advance. Our operating cash flows are also impacted by the timing of payments to our vendors for accounts payable. We generally pay our vendors and service providers in accordance with the invoice terms and conditions. The timing of cash payments in future periods will be impacted by the terms of accounts payable arrangements and the timing of our cash inflows.

Net cash used for investing activities was $17.2 million in fiscal year 2005, resulting primarily from the use of $21.4 million for the acquisition of the assets of ObjectStar, $3.4 million for the acquisition of the assets of Velosel (also see Note 3 “Business Combinations”), and $14.9 million for capital expenditures, partially offset by net sales of short term investments of $23.4 million.

Net cash used for financing activities was $32.4 million in fiscal year 2005, primarily from our $48.3 million repurchase of shares of common stock on the open market, less $17.6 million cash received from the exercise of stock options and the sale of stock under our Employee Stock Purchase Program. In December 2005, our Board of Directors approved an additional eighteen-month Stock Repurchase Plan for the repurchase of up to $100 million of our common stock. The timing and amount of any repurchases under the plan will depend upon market conditions and other corporate considerations.

Starting in fiscal year 2006, in accordance with SFAS 123(R), a part of the tax benefit related to share-based payments will be classified as cash flows from financing activities, instead of cash flows from operating activities. As a result, our cash flows from operating activities are expected to decrease, offset by an increase in cash flows from financing activities.

We anticipate our operating expenses will grow in absolute dollars and in line with total revenue for the foreseeable future, and we intend to fund our operating expenses through cash flows from operations. Our capital expenditures are expected to be approximately $10.0 million to $15.0 million for fiscal year 2006. We expect to use primarily our current cash resources to fund capital expenditures, acquisitions or investments in complementary businesses, technologies or product lines, and repurchases of our common stock. We believe that our current cash, cash equivalents and short-term investments together with expected cash flows from operations will be sufficient to meet our anticipated cash requirements for working capital, capital expenditures, and currently approved stock repurchases for at least the next twelve months.

Commitments

In June 2003, we purchased our corporate headquarters with a $54.0 million mortgage note to lower our operating costs. Under the terms of the note, a balloon payment of $33.9 million, representing the remaining principal balance, will be due on July 1, 2013, the end of the 10-year term. Under the currently applicable terms of the mortgage note agreements, we are prohibited from acquiring another company without prior consent from the lender unless we maintain at least $300.0 million of cash and cash equivalents, and meet other non-financial terms as defined in the agreements. In addition, we are subject to certain non-financial covenants as defined in the agreements. We were in compliance with all covenants as of November 30, 2005.

In conjunction with the purchase of our corporate headquarters, we entered into a 51-year land lease of the property. The lease was paid in advance for a total of $28.0 million, but is subject to adjustment every ten years based upon fluctuations in fair market value of the land. We have the option to prepay any rent increase resulting from fluctuations in fair market value of the land.

We have a $20.0 million revolving line of credit that matures on June 21, 2006. The revolving line of credit is available for cash borrowings and for the issuance of letters of credit up to $20.0 million. As of November 30, 2005, no borrowings were outstanding under the facility and a $13.0 million irrevocable letter of credit was outstanding, leaving $7.0 million of available credit for additional letters of credit or cash loans. The $13.0 million irrevocable letter of credit outstanding was issued in connection with the mortgage note payable. The letter of credit automatically renews for successive one-year periods, until the mortgage note payable has been satisfied in full. We are required to maintain a minimum of $40.0 million in unrestricted cash, cash equivalents, and short-term investments net of total current and long-term indebtedness as well as comply with other non-financial covenants defined in the agreement. During fiscal 2005, we were in compliance with all covenants under the revolving line of credit.

As of November 30, 2005, we had $1.8 million in restricted cash in connection with bank guarantees issued by some of our international subsidiaries. The cash collateral is presented as restricted cash and included in Other Assets on the Consolidated Balance Sheet as of November 30, 2005.

As of November 30, 2005, our contractual commitments associated with indebtedness, lease obligations and operational restructuring are as follows, (in thousands):

	Total	2006	2007	2008	2009	2010	Thereafter
Operating commitments:
Debt principal	$50,143	$1,798	$1,892	$1,990	$2,094	$2,203	$40,166
Debt interest	16,605	2,511	2,417	2,319	2,215	2,106	5,037
Operating leases	27,832	6,725	4,878	3,730	3,023	2,377	7,099

Total operating commitments	94,580	11,034	9,187	8,039	7,332	6,686	52,302
Restructuring-related commitments:
Gross lease obligations	39,789	7,761	7,700	7,779	7,816	8,051	682
Sublease income	(8,392)	(2,818)	(2,013)	(1,293)	(1,129)	(1,050)	(89)

Net lease obligations	31,397	4,943	5,687	6,486	6,687	7,001	593

Total commitments	$125,977	$15,977	$14,874	$14,525	$14,019	$13,687	$52,895

Future minimum lease payments under restructured non-cancelable operating leases as of November 30, 2005 include $28.1 million provided for as accrued restructuring costs and $1.1 million as accrued acquisition integration liabilities related to our acquisition of Staffware. See also Note 8 to our Consolidated Financial Statements for further details on accrued restructuring costs.

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

Off Balance Sheet Arrangements

As of November 30, 2005, we had no off balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

Recent Accounting Pronouncements

In November 2005, FASB issued FSP FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP FAS 115-1”), which provides guidance on determining when investments in certain debt and equity securities are considered impaired, whether that impairment is other-than-temporary, and on measuring such impairment loss. FSP FAS 115-1 also includes accounting considerations subsequent to the recognition of an other-than temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP FAS 115-1 is required to be applied to reporting periods beginning after December 15, 2005. We are required to adopt FSP FAS 115-1 in the second quarter of fiscal 2006. We do not expect that the adoption of the statement will have a material impact on our consolidated results or financial condition.

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

In December 2004, FASB issued SFAS 123(R), “Share-Based Payment (Revised 2004)”, which replaces SFAS 123 and supersedes APB 25. In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107, providing supplemental implementation guidance for SFAS 123(R). In April 2005, the SEC issued “Amendment to Rule 04-01(a) of Regulation S-X Regarding the Compliance Date for Statement of Financial Accounting Standard No.123(R), ‘Share-Based Payment’” (the “Amendment to Rule 4-01(a)”), changing the effective date for most public companies to adopt SFAS 123(R) to the first interim reporting period of a company’s fiscal year that begins on or after June 15, 2005. Under the Amendment to Rule 4-01(a), we are now required to adopt SFAS 123(R) in our first quarter of fiscal year 2006.

SFAS 123(R) requires that compensation costs relating to share-based payment transactions be recognized in the financial statements. The pro forma disclosure previously permitted under SFAS 123 will no longer be an acceptable alternative to recognition of expense in the financial statements. SFAS 123(R) also provides three alternative transition methods for its first adoption. Up to the end of fiscal year 2005, we had measured compensation costs related to share-based payments under APB 25 and as allowed by SFAS 123, and provided pro forma disclosure in notes to our financial statements as required by SFAS 123. On adoption of SFAS 123(R), we will use the modified prospective application transition method. SFAS 123(R) also requires a classification change in the statement of cash flows, whereby a portion of the tax benefits from stock options will be moved from cash from operating activities to cash from financing activities, without changing the total cash flows. We are still in the process of finalizing our study on the impact of applying various other provisions of SFAS 123(R). We expect the adoption of SFAS 123(R), SAB 107 and related pronouncements, will have a materially adverse impact on our net income and net income per share. However, we currently cannot accurately estimate the effect of such impact, as such costs will fluctuate as the fair market value of our common stock fluctuates.

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

At the end of fiscal years 2005, 2004 and 2003, we had an investment portfolio of fixed income securities totaling $268.9 million, $292.7 million and $521.1 million, excluding those classified as cash and cash equivalents and restricted funds, respectively. Our investments consist primarily of bank and finance notes, various government obligations and asset-backed securities. These securities are classified as available-for-sale and are recorded on the balance sheet at fair market value with unrealized gains or losses reported as a separate component of stockholders’ equity. Unrealized losses are charged against income when a decline in fair market value is determined to be other-than-temporary. The specific identification method is used to determine the cost of securities sold.

The investment portfolio is subject to interest rate risk and will fall in value in the event market interest rates increase. If market interest rates were to increase immediately and uniformly by 100 basis points from levels as of November 30, 2005, the fair market value of the portfolio would decline by approximately $1.3 million.

We develop products in the United States of America and sell in North America, South America, Europe, the Pacific Rim and the Middle East. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. The acquisition of Staffware increased our international sales and increased our exposure to foreign exchange fluctuations. A majority of sales are currently made in U.S. dollars; however, a strengthening of the dollar could make our products less competitive in foreign markets. To manage currency exposure related to net assets and liabilities denominated in foreign currencies, we enter into forward contracts for certain foreign denominated assets or liabilities. We do not enter into derivative financial instruments for trading purposes. We had two outstanding forward contracts with total notional amounts of $24.6 million as of November 30, 2005.

We performed sensitivity analyses as of November 30, 2005 and November 30, 2004, measuring the change in fair value arising from a hypothetical adverse movement in foreign currency exchange rates vis-à-vis the U.S. dollar, with all other variables held constant. The analyses covered all of our foreign currency contracts offset by underlying exposures. We used foreign currency exchange rates based on market rates in effect at November 30, 2005 and November 30, 2004, respectively. The sensitivity analyses indicated that a hypothetical 10% adverse movement in foreign currency exchange rates would result in a loss in the fair values of our foreign exchange derivative financial instruments, net of exposures, of $2.5 million as of November 30, 2005 and $1.1 million as of November 30, 2004.

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

We assessed the effectiveness of the company’s internal control over financial reporting as of November 30, 2005. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework. Based on our assessment using those criteria, we concluded that our internal control over financial reporting was effective as of November 30, 2005.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of November 30, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears on page F-2 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting.    There was no change in our internal control over financial reporting that occurred during the period covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item concerning our directors and executive officers is incorporated by reference from the information to be set forth in the sections entitled Election of Directors, Executive Officers, Code of Ethics and Executive Compensation and Employment Agreements—Section 16(a) Beneficial Ownership Reporting Compliance in our Proxy Statement for the 2006 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our fiscal year ended November 30, 2005.

We have adopted a Code of Ethics for Chief Executive and Senior Financial Officers that applies to our Chief Executive Officer, Chief Financial Officer and Corporate Controller. The Code of Ethics is posted on our website at www.tibco.com. The information concerning our Code of Ethics required by this item is incorporated by reference from the information to be set forth under the heading “Code of Ethics” in our proxy statement. We intend to disclose any amendment to the provisions of the Code of Ethics that apply specifically to our Chief Executive Officer, Chief Financial Officer or Corporate Controller by posting such information on our website. We intend to disclose any waiver to the provisions of the Code of Ethics that apply specifically to our Chief Executive Officer, Chief Financial Officer or Corporate Controller by filing such information on a Current Report on Form 8-K with the SEC, to the extent such filing is required by the Nasdaq National Market’s listing requirements; otherwise, we will disclose such waiver by posting such information on our website.

Directors

During fiscal year 2005, the following individuals served on our Board of Directors: Vivek Y. Ranadivé, Bernard Bourigeaud, Eric Dunn, Naren Gupta, Peter Job and Philip K. Wood.

The following table lists the names, ages and positions held by each of our directors as of January 31, 2006:

Name	Age	Position with our Company
Vivek Y. Ranadivé	48	Director, President, Chief Executive Officer and Chairman of the Board
Bernard Bourigeaud	61	Director
Eric Dunn (1)	47	Director
Naren Gupta (1)(2)(3)	57	Director
Peter Job (3)	64	Director
Philip K. Wood (1)(2)	50	Director

(1)	Member of the Audit Committee.
(2)	Member of the Compensation Committee.
(3)	Member of the Nominating and Governance Committee.

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

Bernard Bourigeaud has been one of our directors since April 2005. Mr. Bourigeaud currently serves as the Chairman of the Management Board and Chief Executive Officer of Atos Origin. He has been with Atos Origin, or its predecessors, since 1991, conducting the merger which led to the creation of Axime of which he became chairman. In 1996, Axime acquired Sligos, forming Atos. In November 2000, Atos merged with the Dutch company Origin to create Atos Origin. In 2002, he completed the acquisition of KPMG Consulting in the UK and The Netherlands, now trading as Atos KPMG Consulting. Before joining Axime, Mr. Bourigeaud spent 11 years at Deloitte Haskins and Sells France, where he headed the management consulting group with responsibility for French operations and corporate finance in Europe. Mr. Bourigeaud is also a qualified French chartered accountant.

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

Naren Gupta has been one of our directors since April 2002. Since February 2000, Dr. Gupta has served as Vice Chairman of the Board of Directors of WindRiver Systems, Inc. From June 2004 to January 2005, Dr. Gupta also served as the Interim President and Chief Executive Officer and as a director of Quick Eagle Networks. He also served as Interim President and Chief Executive Officer of WindRiver Systems from June 2003 to January 2004. Prior to joining WindRiver Systems, Dr. Gupta was Chief Executive Officer and President of Integrated Systems Inc. from 1980 until 1994 and Chairman of its Board of Directors from 1992 until 2000. In addition, Dr. Gupta serves on the Boards of Directors of several privately held companies. Dr. Gupta is a fellow of the Institute of Electrical and Electronics Engineers.

Peter Job has been one of our directors since June 2000. From 1963 through his retirement in July 2001, Mr. Job was employed by Reuters, most recently as its Chief Executive. In addition, Mr. Job currently serves on the Boards of Directors for Schroders PLC, Deutsche Bank AG and Royal Dutch Shell, as well as on the Board of Directors of a privately held company. Until December 2004, Mr. Job also served on the Board of Directors of Glaxo Smith Kline PLC.

Philip K. Wood has been one of our directors since our inception. From August 2004 to January 2006, Mr. Wood was employed by D1 Oils plc as its Chief Executive Officer. From September 1990 through May 2004, Mr. Wood was employed by Reuters and served as Managing Director of Business Development. Prior to joining Reuters, Mr. Wood was a partner at Price Waterhouse, a predecessor to PricewaterhouseCoopers LLP. Mr. Wood was on the Board of Directors of Independent Television News Limited until January 2004. He is a fellow of the Institute of Chartered Accountants and a member of the Association of Corporate Treasurers.

The size of our board is currently set at six members. As of January 31, 2006, we had six directors serving on our board.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item regarding executive compensation is incorporated by reference from the information to be set forth in the sections entitled Election of Directors—Director Compensation and Executive Compensation and Employment Agreements in our Proxy Statement for the 2006 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our fiscal year ended November 30, 2005.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item regarding security ownership of certain beneficial owners and management is incorporated by reference from the information to be set forth in the section entitled Security Ownership of Certain Beneficial Owners and Management in our Proxy Statement for the 2006 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our fiscal year ended November 30, 2005.

The information required by this item regarding equity compensation plans is incorporated by reference from the section entitled Equity Compensation Plan Information set forth in Item 5 of this Annual Report on Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item regarding certain relationships and related transactions is incorporated by reference from the information to be set forth in the sections entitled Compensation Committee Interlocks, Insider Participation in Compensation Decisions and Certain Transactions in our Proxy Statement for the 2006 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our fiscal year ended November 30, 2005.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item regarding principal accounting fees and services is incorporated by reference from the information to be set forth in the section entitled Audit Fees and Services in our Proxy Statement for the 2006 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our fiscal year ended November 30, 2005.

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

(c) Financial Statement Schedules.    Reference is made to Item 15(a)(2) above.

TIBCO SOFTWARE INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

TIBCO Software Inc.:

We have completed integrated audits of TIBCO Software Inc.’s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of November 30, 2005 and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions on TIBCO Software Inc.’s 2005, 2004, and 2003 consolidated financial statements and on its internal control over financial reporting as of November 30, 2005, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of TIBCO Software Inc. and its subsidiaries at November 30, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended November 30, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of November 30, 2005 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of November 30, 2005, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail,

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

(continued)

accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/    PRICEWATERHOUSECOOPERS LLP

San Jose, California

February 10, 2006

TIBCO SOFTWARE INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

	As of November 30,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$208,756	$180,849
Short-term investments	268,882	292,686
Accounts receivable, net	121,159	109,002
Due from related parties	1,243	2,886
Other current assets	18,111	16,984

Total current assets	618,151	602,407

Property and equipment, net	116,457	118,058
Goodwill	261,075	265,137
Acquired intangible assets, net	64,742	64,820
Long-term deferred income tax assets	27,440	—
Other assets	34,559	32,389

Total assets	$1,122,424	$1,082,811

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,656	$7,058
Accrued liabilities	59,872	84,429
Accrued restructuring and excess facilities costs	5,840	9,489
Deferred revenue	82,300	60,633
Current portion of long-term debt	1,798	1,708

Total current liabilities	159,466	163,317

Accrued excess facilities costs, less current portion	24,149	29,878
Long-term deferred income tax liabilities	13,875	18,991
Long-term debt	48,345	50,143
Other long-term liabilities	2,970	—

Total long-term liabilities	89,339	99,012

Total liabilities	248,805	262,329
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value; 1,200,000 shares authorized; 210,548 and 213,912 shares issued and outstanding, respectively	211	214
Additional paid-in capital	928,830	933,223
Unearned stock-based compensation	(123)	(149)
Accumulated other comprehensive income (loss)	(14,346)	702
Accumulated deficit	(40,953)	(113,508)

Total stockholders’ equity	873,619	820,482

Total liabilities and stockholders’ equity	$1,122,424	$1,082,811

The accompanying notes are an integral part of these consolidated financial statements.

TIBCO SOFTWARE INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended November 30,
	2005	2004	2003
License revenue:
Non-related parties	$187,850	$197,753	$121,393
Related parties	16,038	16,333	19,116

Total license revenue	203,888	214,086	140,509

Service and maintenance revenue:
Non-related parties	228,539	155,864	106,031
Related parties	6,973	12,692	15,098
Reimbursable expenses	6,510	4,578	2,572

Total service and maintenance revenue	242,022	173,134	123,701

Total revenue	445,910	387,220	264,210

Cost of revenue:
Cost of license	12,694	11,586	8,835
Cost of service and maintenance	111,499	81,611	52,370
Cost paid to related parties	—	—	2,280

Total cost of revenue	124,193	93,197	63,485

Gross profit	321,717	294,023	200,725

Operating expenses:
Research and development	73,136	61,100	64,588
Sales and marketing	140,370	123,486	110,230
General and administrative	37,320	29,048	20,334
Acquired in-process research and development	—	2,200	—
Restructuring charges	3,905	2,186	1,100
Amortization of acquired intangible assets	8,912	5,253	1,997

Total operating expenses	263,643	223,273	198,249

Income from operations	58,074	70,750	2,476

Interest income	13,318	8,436	12,536
Interest expense	(2,711)	(2,771)	(1,205)
Other income (expense), net	(1,600)	(2,700)	3,676

Income before income taxes	67,081	73,715	17,483

Provision for (benefit from) income taxes	(5,474)	28,795	6,043

Net income	$72,555	$44,920	$11,440

Net income per share:
Basic	$0.34	$0.22	$0.05

Shares used to compute net income per share—Basic	213,263	207,506	211,555

Net income per share:
Diluted	$0.32	$0.20	$0.05

Shares used to compute net income per share—Diluted	223,977	220,927	222,519

The accompanying notes are an integral part of these consolidated financial statements.

TIBCO SOFTWARE INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(in thousands)

	Common Stock		Additional Paid-In Capital	Unearned Stock-Based Compensation	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity	Comprehensive Income (Loss) for the Year
	Shares	Amount
Balance at November 30, 2002	210,254	$210	$912,821	$(1,333)	$2,897	$(169,868)	$744,727
Components of comprehensive income:
Net income	—	—	—	—	—	11,440	11,440	$11,440
Cumulative translation adjustment	—	—	—	—	(359)	—	(359)	(359)
Change in net unrealized loss on investments, no tax	—	—	—	—	(2,313)	—	(2,313)	(2,313)

Total comprehensive income								$8,768

Common stock issued for exercise of options, net	1,918	2	2,501	—	—	—	2,503
Common stock issued for employee stock purchase plan	1,194	1	5,378	—	—	—	5,379
Tax benefits from employee stock option plans	—	—	550	—	—	—	550
Unearned stock-based compensation, net	—	—	(212)	1,079	—	—	867

Balance at November 30, 2003	213,366	213	921,038	(254)	225	(158,428)	762,794
Components of comprehensive income:
Net income	—	—	—	—	—	44,920	44,920	$44,920
Cumulative translation adjustment	—	—	—	—	2,449	—	2,449	2,449
Change in net unrealized loss on investments, no tax	—	—	—	—	(1,972)	—	(1,972)	(1,972)

Total comprehensive income								$45,397

Common stock repurchased from Reuters and retired	(16,788)	(17)	(114,983)	—	—	—	(115,000)
Common stock repurchased and retired	(75)	—	(702)	—	—	—	(702)
Common stock issued for acquisition of Staffware	10,935	11	92,259	—	—	—	92,270
Common stock issued for exercise of options, net	5,362	6	24,850	—	—	—	24,856
Common stock issued for employee stock purchase plan	1,112	1	5,046	—	—	—	5,047
Tax benefits from employee stock option plans	—	—	6,006	—	—	—	6,006
Unearned stock-based compensation, net	—	—	(291)	105	—	—	(186)

Balance at November 30, 2004	213,912	214	933,223	(149)	702	(113,508)	820,482
Components of comprehensive income:
Net income	—	—	—	—	—	72,555	72,555	$72,555
Cumulative translation adjustment	—	—	—	—	(14,904)	—	(14,904)	(14,904)
Change in net unrealized loss on investments, net of $42 tax	—	—	—	—	(144)	—	(144)	(144)

Total comprehensive income								$57,507

Common stock repurchased and retired	(6,550)	(7)	(48,293)	—	—	—	(48,300)
Common stock issued for exercise of options, net	2,524	3	13,556	—	—	—	13,559
Common stock issued for employee stock purchase plan	662	1	4,041	—	—	—	4,042
Tax benefits from employee stock option plans	—	—	26,210	—	—	—	26,210
Unearned stock-based compensation, net	—	—	93	26	—	—	119

Balance at November 30, 2005	210,548	$211	$928,830	$(123)	$(14,346)	$(40,953)	$873,619

The accompanying notes are an integral part of these consolidated financial statements.

TIBCO SOFTWARE INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended November 30,
	2005	2004	2003
Cash flows from operating activities:
Net income	$72,555	$44,920	$11,440
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization of property and equipment	14,990	13,152	15,591
Amortization of acquired intangibles	14,870	11,955	6,764
Loss on disposal of property and equipment	109	—	—
Write-off of in-process research and development	—	2,200	—
Stock-based compensation	129	236	1,063
Realized (gain) loss on investments, net	275	402	(1,128)
Deferred income tax	(21,893)	666	—
Tax benefits related to acquisitions	1,149	4,315	—
Tax benefits related to employee stock option plans	15,851	6,006	550
Changes in assets and liabilities (net of acquisitions):
Accounts receivable	(8,764)	(36,817)	6,136
Due from related parties, net	1,643	(73)	(3,176)
Prepaid land lease	549	549	(27,770)
Other assets	(3,402)	3,861	681
Accounts payable	2,774	1,315	(1,550)
Accrued liabilities and excess facilities costs	(26,823)	16,461	(14,430)
Deferred revenue	18,816	5,592	(6,692)

Net cash provided by (used for) operating activities	82,828	74,740	(12,521)

Cash flows from investing activities:
Purchases of short-term investments	(231,489)	(530,754)	(1,284,336)
Sales and maturities of short-term investments	254,917	757,085	1,342,626
Cash used in acquisitions, net of cash received	(24,849)	(115,009)	—
Purchase of corporate facilities	—	—	(78,009)
Purchases of other property and equipment	(14,946)	(7,101)	(2,309)
Purchases of private equity investments	(382)	(454)	(120)
Restricted cash and short-term investments pledged as security	(465)	4,565	—

Net cash provided by (used for) investing activities	(17,214)	108,332	(22,148)

Cash flows from financing activities:
Proceeds from exercise of stock options	13,559	24,452	2,503
Proceeds from employee stock purchase program	4,042	5,047	5,379
Repurchase of the Company’s common stock	(48,300)	(115,702)	—
Proceeds from long term debt	—	—	54,000
Principal payments on long term debt	(1,708)	(1,626)	(523)
Payment of financing fees	—	—	(716)

Net cash provided by (used for) financing activities	(32,407)	(87,829)	60,643

Effect of exchange rate changes on cash	(5,300)	2,328	75

Net change in cash and cash equivalents	27,907	97,571	26,049
Cash and cash equivalents at beginning of year	180,849	83,278	57,229

Cash and cash equivalents at end of year	$208,756	$180,849	$83,278

Supplemental cash flow information:
Cash paid during the year for taxes	$7,915	$4,445	$3,775
Cash paid during the year for interest	2,711	2,771	1,205
Non-cash investing and financing activities:
Common stock and options issued in connection with acquisition	—	92,270	—
Fair value of net assets (liabilities) assumed in acquisitions	(514)	23,850	—

The accompanying notes are an integral part of these consolidated financial statements.

TIBCO SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	The Company

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

As of November 30, 2003, Reuters owned approximately 49% of the issued and outstanding shares of our capital stock and had a representative on the Board of Directors. In February 2004, Reuters sold 69 million of our outstanding shares in a registered public offering and we repurchased from Reuters and retired 16.8 million shares of our common stock. Since February 2004, Reuters’ ownership of our issued and outstanding shares has been less than 10%, and as of November 30, 2005, Reuter’s ownership was less than 1% of our issued and outstanding common stock.

Note 2.	Basis of Presentation and Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of TIBCO Software and our wholly owned subsidiaries. All significant intercompany balances have been eliminated in consolidation.

Fiscal Years

Our fiscal year is a twelve month period ending on November 30 of a stated year. For the purpose of presentation, we also refer to the years ended November 30, 2005, 2004 and 2003, as our fiscal years 2005, 2004, and 2003, respectively.

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

Concentration of Credit Risk

Our cash, cash equivalents, short-term investments and accounts receivable are potentially subject to concentration of credit risk. Cash, cash equivalents and investments are deposited with financial institutions that management believes are creditworthy. Our accounts receivable are derived from revenue earned from customers located primarily in the United States and Europe. We perform ongoing credit evaluations of our customers’ financial condition and, generally, require no collateral from our customers. We maintain an allowance for doubtful accounts receivable based on various factors, including our review of credit profiles of our customers, contractual terms and conditions, current economic trends and historical payment experience. (Also see Note 5.) We do not expect to incur material losses with respect to financial instruments that potentially subject the Company to concentration of credit risk.

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

TIBCO SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Marketable securities, which are classified as available-for-sale, are summarized below for November 30, 2005 and 2004 (in thousands):

					Classified on Balance Sheet as:
	Purchase/ Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value	Cash and Cash Equivalents	Short-term Investments
As of November 30, 2005
U.S. Government debt securities	$117,639	$—	$(950)	$116,689	$—	$116,689
Corporate debt securities	270,779	10	(797)	269,992	153,823	116,169
Asset-Backed Securities	36,273	7	(264)	36,016	—	36,016
Marketable equity securities	6	2	—	8	—	8
Money market funds	8,865	—	—	8,865	8,865	—

Total	$433,562	$19	$(2,011)	$431,570	$162,688	$268,882

As of November 30, 2004
U.S. Government debt securities	$161,180	$—	$(1,022)	$160,158	$—	$160,158
Corporate debt securities	93,183	7	(568)	92,622	—	92,622
Notes and other	60,117	12	(320)	59,809	19,943	39,866
Marketable equity securities	40	—	—	40	—	40
Money market funds	237	—	—	237	237	—

Total	$314,757	$19	$(1,910)	$312,866	$20,180	$292,686

As of November 30, 2005 and 2004, $152.5 million and $123.3 million of fixed income securities had contractual maturities of one year or less, respectively. As of November 30, 2005 and 2004, $116.4 million and $169.4 million of fixed income securities had contractual maturities of more than one year through three years, respectively.

The following table summarizes the net realized gains (losses) on short term investments for the years presented (in thousands):

	Year Ended November 30,
	2005	2004	2003
Realized gains	$—	$2,508	$3,173
Realized losses	(275)	(2,924)	(249)

Net realized gains (losses)	$(275)	$(416)	$2,924

Impairment of Investments

We monitor our investment portfolio for impairment on a periodic basis. In the event that the carrying value of an investment exceeds its fair value and the decline in value is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis for the investment is established. In order to determine whether a decline in value is other-than-temporary, we evaluate, among other factors: the duration and extent to which the fair value has been less than the carrying value; our financial condition and business outlook, including key operational and cash flow metrics, current market conditions and future trends in the company’s industry; our relative competitive position within the industry; and our intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair value.

TIBCO SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In accordance with FASB Staff Position Nos. FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP FAS 115-1”), the following table summarizes the fair value and gross unrealized losses related to available-for-sale securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of November 30, 2005 (in thousands):

	Less than 12 months		Greater than 12 months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Government debt securities	$37,418	$(479)	$79,271	$(471)	$116,689	$(950)
Corporate debt securities	59,469	(500)	47,090	(297)	106,559	(797)
Asset-Backed Securities	26,390	(254)	2,408	(10)	28,798	(264)

Total	$123,277	$(1,233)	$128,769	$(778)	$252,046	$(2,011)

U.S. Government Debt Securities.    The unrealized losses on our investments in U.S. Treasury obligations and direct obligations of the U.S. Government agencies were caused by rising interest rates. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Because we have the ability to hold these investments until a recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired as of November 30, 2005.

Corporate Debt Securities.    The unrealized losses on our investments in corporate bonds were caused by rising interest rates. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. The corporate bonds we hold are all high investment grade and there were no credit events on any of the corporate bonds held by us. Therefore, we do not believe it is probable that we will be unable to collect all amounts due according to the contractual terms of the investments. It is expected that the corporate bonds would not be settled at a price less than the amortized cost of the investment. Because we have the ability to hold these investments until a recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired as of November 30, 2005.

Asset-Backed Securities.    The unrealized losses on our investments in asset-backed securities were caused by rising interest rates. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. The asset-backed securities we hold are all high investment grade and there were no credit events on any of the asset-backed securities held by us. Therefore, we do not believe it is probable that we will be unable collect all amounts due according to the contractual terms of the investments. It is expected that the asset-backed securities would not be settled at a price less than the amortized cost of the investment. Because we have the ability to hold these investments until a recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired as of November 30, 2005.

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation. (Also see Note 6.) Depreciation is computed using the straight-line method over the estimated useful lives of the assets as follows:

Estimated useful lives
Equipment and software	2-5 years
Furniture and fixtures	5 years
Buildings	25 years
Leasehold improvements	Shorter of the lease term or the estimated useful life

TIBCO SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Depreciation and amortization expense of property and equipment was $15.0 million, $13.2 million and $15.6 million for fiscal years 2005, 2004 and 2003, respectively.

Capitalized Software Development Costs

Costs related to research and development are generally charged to expense as incurred. Capitalization of material software development costs begins when a product’s technological feasibility has been established in accordance with the provisions of SFAS 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed”. To date, the period between achieving technological feasibility, which we have defined as the establishment of a working model, and which typically occurs when beta testing commences, and the general availability of such software has been very short. Accordingly, software development costs have been expensed as incurred.

Costs related to software acquired, developed or modified solely to meet our internal requirements and for which there are no substantive plans to market are capitalized in accordance with the provisions of AICPA Statement of Position (“SOP”) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” Costs incurred after the preliminary planning stage of the project and after management has authorized and committed funds to the project are capitalized. Costs capitalized for computer software developed or obtained for internal use are included in Property and Equipment on the Consolidated Balance Sheets.

Goodwill and Other Intangible Assets

Our goodwill and intangible assets are recorded from our corporate acquisition transactions. In accordance with SFAS 142, “Goodwill and Other Intangible Assets,” which we adopted effective December 1, 2002, our goodwill and intangible assets with indefinite useful lives are no longer amortized, but are instead tested for impairment at least annually, or as circumstances indicate their value may no longer be recoverable. We generally perform our annual impairment test at the end of the fiscal year. As we operate our business in one reporting segment, our goodwill is tested for impairment at the enterprise level. Goodwill impairment testing is a two-step process. For the first step, we screen for impairment, and if any possible impairment exists, we undertake a second step of measuring such impairment. Other purchased intangible assets with definite useful lives are amortized on a straight-line basis over their useful lives, and periodically tested for impairment. (Also see Note 7.) No impairment losses were incurred in the years presented.

Impairment of Long-Lived Assets

We evaluate the recoverability of our long-lived assets in accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” When events or changes in circumstances indicate that the carrying amount of long-lived assets may not be recoverable we recognize such impairment in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets. No impairment losses were incurred in the years presented.

Revenue Recognition

License revenue consists principally of revenue earned under software license agreements. License revenue is generally recognized when a signed contract or other persuasive evidence of an arrangement exists, the software has been shipped or electronically delivered, the license fee is fixed or determinable, and collection of the resulting receivable is reasonably assured. When contracts contain multiple elements wherein vendor specific objective evidence exists for all undelivered elements, we account for the delivered elements in accordance with the “Residual Method” prescribed by SOP 98-9. Revenue from subscription license agreements, which include

TIBCO SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

software, rights to unspecified future products and maintenance, is recognized ratably over the term of the subscription period. Revenue on shipments to resellers, which is generally subject to certain rights of return and price protection, is recognized when the products are sold by the resellers to an end-user customer and recorded net of related costs to the resellers. Providing all other revenue criteria are met, non-refundable, prepaid fees from OEM customers are generally recognized upon delivery and on going royalty fees are generally recognized upon reported units shipped.

Professional services revenue consists primarily of revenue received for performing implementation of our software, on-site support, consulting and training. Many customers who license our software also enter into separate professional services arrangements with us. In determining whether professional services revenue should be accounted for separately from license revenue, we evaluate, among other factors, the nature of our software products, whether they are ready for use by the customer upon receipt, the nature of our implementation services, which typically do not involve significant customization to or development of the underlying software code, the availability of services from other vendors, whether the timing of payments for license revenue is coincident with performance of services and whether milestones or acceptance criteria exist that affect the realizability of the software license fee. Substantially all of our professional services arrangements are billed on a time and materials basis and accordingly, are recognized as the services are performed. Contracts with fixed or not to exceed fees are recognized on a proportional performance basis. If there is significant uncertainty about the project completion or receipt of payment for professional services, revenue is deferred until the uncertainty is sufficiently resolved. Training revenue is recognized as training services are delivered.

For arrangements that do not qualify for separate accounting for the license and professional services revenues, including arrangements that involve significant modification or customization of the software, that include milestones or customer specific acceptance criteria that may affect collection of the software license fees, or where payment for the software license is tied to the performance of professional services, software license revenue is generally recognized together with the professional services revenue using either the percentage-of-completion or completed-contract method. Under the percentage-of-completion method, revenue recognized is equal to the ratio of costs expended to date to the anticipated total contract costs, based on current estimates of costs to complete the project. If the total estimated costs to complete a project exceed the total contract amount, indicating a loss, the entire anticipated loss would be recognized currently.

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

Advertising Expense

Advertising costs are expensed as incurred and totaled approximately $1.1 million, $0.4 million and $2.9 million for the fiscal years 2005, 2004, and 2003, respectively.

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

TIBCO SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and the period of time to implement the plan was set. For restructuring actions initiated after January 1, 2003, we adopted SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities” which requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. (Also see Note 8.)

Stock-Based Compensation

We accounted for employee stock-based compensation plans using the intrinsic value method prescribed by APB 25 and have adopted the disclosure provisions of SFAS 123 “Accounting for Stock-Based Compensation” and SFAS 148 “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123”. We accounted for stock compensation expense related to stock options granted to consultants based on the fair value estimated using the Black-Scholes option pricing model on the date of grant and remeasured at each reporting date in compliance with EITF 96-18 “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” As a result, stock based compensation expense fluctuates as the fair market value of our common stock fluctuates. Compensation expense is amortized using the multiple option approach in compliance with FIN 28. Pursuant to FIN 44 “Accounting for Certain Transactions involving Stock Compensation—an interpretation of APB Opinion No. 25”, options assumed in a purchase business combination are valued at the date of acquisition at their fair value calculated using the Black-Scholes option pricing model. The fair value of assumed options is included as a component of the purchase price. The intrinsic value attributable to unvested options is recorded as unearned stock based compensation and amortized over the remaining vesting period of the options.

In our Consolidated Statements of Operations, stock-based compensation expenses have been incorporated into the respective cost and expense lines, and are summarized as follows (in thousands):

	Year Ended November 30,
	2005	2004	2003
Stock-based compensation related to:
Cost of revenue	$14	$34	$201
Research and development	10	40	513
Sales and marketing	104	156	276
General and administrative	1	13	73

Total	$129	$243	$1,063

TIBCO SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

If we had applied a fair value method for stock-based compensation as prescribed by SFAS 123, the effect on our net income and net income per share for the years indicated would have been as follows (in thousands, except per share data):

	Year Ended November 30,
	2005	2004	2003
Net income, as reported	$72,555	$44,920	$11,440
Add: Total stock-based employee compensation expense determined under intrinsic value based method for all awards, net of related tax effects	24	94	1,136
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(22,993)	(38,080)	(51,283)

Pro forma net income (loss)	$49,586	$6,934	$(38,707)

Net income (loss) per share:
Basic—as reported	$0.34	$0.22	$0.05

Basic—pro forma	$0.23	$0.03	$(0.18)

Diluted—as reported	$0.32	$0.20	$0.05

Diluted—pro forma	$0.23	$0.03	$(0.18)

The following table summarizes the assumptions we used to calculate the value of each option grant on the date of the grant using the Black-Scholes option-pricing model:

	Stock Option Plans			Employee Stock Purchase Plan
	Year Ended November 30,			Year Ended November 30,
	2005	2004	2003	2005	2004	2003
Risk free interest rates	3.5-4.4%	2.1-3.3%	1.9-3.5%	1.8-2.5%	1.0-2.5%	2.6%
Expected lives (in years)	3.0	3.0	3.0	0.5-2.0	0.5-2.0	0.5-2.0
Dividend yield	0.0	0.0	0.0	0.0	0.0	0.0
Expected volatility	52-64%	67-102%	97-113%	54-63%	47-116%	98%

In December 2004, FASB issued SFAS 123(R), “Share-Based Payment (Revised 2004)”, which replaces SFAS 123 and supersedes APB 25. From the first quarter of fiscal year 2006, we will be required to adopt SFAS 123(R) and measure all employee share-based compensation awards using a fair value based method and record the share-based compensation expenses in our consolidated statements of operations if the requisite service to earn the award is provided. The above disclosed pro forma results and assumptions used in fiscal years 2005, 2004 and 2003 were based solely on historical volatility of our common stock over the most recent period commensurate with the estimated expected life of our stock options, and will not be indicative of the effect for future periods or years after adoption of SFAS 123(R). Upon adoption of SFAS 123(R), we will change the computation of expected volatility used in the Black-Scholes calculations for new grants from being solely based on historical volatility to being based on a combination of historical and implied volatilities. In addition, we will also refine the expected life assumptions by excluding certain options, such as pre-IPO options and very highly priced options, for the purpose of deriving the normalized exercise behavior.

In response to the recent changes in accounting for share-based payments, as stated in SFAS 123(R), we also modified our Employee Stock Purchase Plan (“ESPP”) from February 2005. The duration for ESPP offering

TIBCO SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

periods was changed to six months and the price at which the common stock is purchased under the plan was set at 95% of the fair market value of our common stock on the last day of the purchase period. The modified ESPP is no longer considered compensatory and therefore there was no ESPP related compensation expense after February 2005.

Income Taxes

We make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes.

We assess the likelihood that we will be able to recover our deferred tax assets. We consider all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. If recovery is not likely, we increase our provision for taxes by recording a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable. (Also see Note 9.)

Comprehensive Income (Loss)

Comprehensive income (loss) includes net income and other comprehensive income (loss), which consists of unrealized gains and losses on available-for-sale securities and cumulative translation adjustments.

Total comprehensive income (loss) of fiscal years 2005, 2004 and 2004 are presented in the accompanying Consolidated Statement of Stockholders’ Equity. Total accumulated other comprehensive income (loss) is displayed as a separate component of stockholder’s equity in the accompanying Consolidated Balance Sheets. The accumulated balances for each component of other comprehensive income (loss) consist of the following, net of taxes (in thousands):

	Unrealized Gain (Loss) in Available-for-Sale Securities	Foreign Currency Translation	Accumulated Other Comprehensive Income (Loss)
Balance as of November 30, 2002	$2,412	$485	$2,897
Change during year	(2,313)	(359)	(2,672)

Balance as of November 30, 2003	99	126	225
Change during year	(1,972)	2,449	477

Balance as of November 30, 2004	(1,873)	2,575	702
Change during year	(144)	(14,904)	(15,048)

Balance as of November 30, 2005	$(2,017)	$(12,329)	$(14,346)

TIBCO SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net Income Per Share

Basic net income per share is computed by dividing the net income available to common stockholders for the period by the weighted-average number of common stock shares outstanding during the period less common stock subject to repurchase. Diluted net income per share is computed by dividing the net income for the period by the weighted-average number of common stock shares and potential common stock equivalents outstanding during the period if their effect is dilutive. Certain potential common stock equivalents were not included in computing net income per share because their effect was anti-dilutive. The following table sets forth the computation of basic and diluted net income per share for the years indicated (in thousands, except per share amounts):

	Year Ended November 30,
	2005	2004	2003
Net income	$72,555	$44,920	$11,440

Weighted-average common stock shares used to compute basic net income per share	213,263	207,506	211,555
Effect of dilutive common stock equivalents:
Options to purchase common stock	10,714	13,418	10,781
Common stock subject to repurchase	—	3	183

Weighted-average common stock shares used to compute diluted net income per share	223,977	220,927	222,519

Net income per share—Basic	$0.34	$0.22	$0.05

Net income per share—Diluted	$0.32	$0.20	$0.05

The following potential common stock equivalents were not included in the diluted net income per share calculation above, because their effect was anti-dilutive for the years indicated (in thousands):

	Year Ended November 30,
	2005	2004	2003
Options to purchase common stock	17,099	18,393	32,047
Common stock subject to repurchase	—	—	23

Total	17,099	18,393	32,070

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

To manage currency exposure related to net assets and liabilities denominated in foreign currencies, we enter into forward contracts for certain foreign denominated assets or liabilities. We do not enter into derivative

TIBCO SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

financial instruments for trading purposes. We had two outstanding forward contracts with total notional amounts of $24.6 million as of November 30, 2005. These derivative instruments are fair value hedges of certain foreign currency transaction exposures in various currencies. The fair value of these forward contracts as of November 30, 2005 was approximately $24.6 million.

These derivative instruments do not subject us to material balance sheet risk due to exchange rate movements because gains and losses on these derivatives are intended to offset gains and losses on the foreign currency denominated assets and liabilities being hedged. As of November 30, 2005, the outstanding balance sheet hedging derivatives had maturities of 30 days or less.

Recent Accounting Pronouncements

In November 2005, FASB issued FSP FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP FAS 115-1”), which provides guidance on determining when investments in certain debt and equity securities are considered impaired, whether that impairment is other-than-temporary, and on measuring such impairment loss. FSP FAS 115-1 also includes accounting considerations subsequent to the recognition of an other-than temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP FAS 115-1 is required to be applied to reporting periods beginning after December 15, 2005. We are required to adopt FSP FAS 115-1 in the second quarter of fiscal 2006. We do not expect the adoption of this statement will have a material impact on our results of operations or financial condition.

In May 2005, FASB issued SFAS 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3”. SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle, and applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. This statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. We do not expect the adoption of this statement will have a material impact on our results of operations or financial condition.

In December 2004, FASB issued SFAS 123(R), “Share-Based Payment (Revised 2004)”, which replaces SFAS 123 and supersedes APB 25. In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107, providing supplemental implementation guidance for SFAS 123(R). In April 2005, the SEC issued “Amendment to Rule 04-01(a) of Regulation S-X Regarding the Compliance Date for Statement of Financial Accounting Standard No.123(R), ‘Share-Based Payment’” (the “Amendment to Rule 4-01(a)”), changing the effective date for most public companies to adopt SFAS 123(R) to the first interim reporting period of a company’s fiscal year that begins on or after June 15, 2005. Under the Amendment to Rule 4-01(a), we are now required to adopt SFAS 123(R) in our first quarter of fiscal year 2006.

SFAS 123(R) requires that compensation costs relating to share-based payment transactions be recognized in the financial statements. The pro forma disclosure previously permitted under SFAS 123 will no longer be an acceptable alternative to recognition of expense in the financial statements. SFAS 123(R) also provides three alternative transition methods for its first adoption. Up to the end of fiscal year 2005, we had measured compensation costs related to share-based payments under APB 25 and as allowed by SFAS 123, and provided pro forma disclosure in notes to our financial statements as required by SFAS 123. On adoption of SFAS 123(R), we will use the modified prospective application transition method. SFAS 123(R) also requires a classification change in the statement of cash flows, whereby a portion of the tax benefits from stock options will be moved

TIBCO SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

from cash from operating activities to cash from financing activities, without changing the total cash flows. We are still in the process of finalizing our study on the impact of applying various other provisions of SFAS 123(R). We expect the adoption of SFAS 123(R) and SAB 107 will have a material adverse impact on our net income and net income per share. However, we currently cannot accurately estimate the effect of such impact, as the compensation costs will fluctuate.

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

Note 3.	Business Combinations

Velosel Corporation

On August 1, 2005, we acquired certain assets of Velosel Corporation (“Velosel”), a Delaware corporation providing product information management. The total purchase price was approximately $3.4 million which was paid in cash. Under the purchase price allocation, substantially all of the purchase price is related to amortizable intangible assets, including developed technology. The acquired intangible assets are amortizable over their estimated useful lives of three to six years. No goodwill has been recorded for this acquisition as the fair value of acquired assets exceeds the purchase price.

ObjectStar International Limited

On March 7, 2005, we acquired substantially all of the assets and certain liabilities of ObjectStar International Limited (“ObjectStar”), a privately held native mainframe integration solutions provider.

The total purchase price was approximately $21.4 million, comprised of $20.9 million in cash and $0.5 million in direct transaction costs, including legal and valuation fees. The ObjectStar acquisition was accounted for under SFAS 141 “Business Combinations” and certain specified provisions of SFAS 142 “Goodwill and Other Intangible Assets”. The assets acquired and liabilities assumed are based on their fair values at the date of acquisition. ObjectStar’s existing technology had reached technological feasibility at the time of the acquisition; therefore we did not record an in-process research and development charge. The results of operations of ObjectStar have been included in our Consolidated Statement of Operations from March 7, 2005. As the effect of this acquisition would not have been material to our results of operations in past fiscal years, pro forma results as if we had acquired ObjectStar at the beginning of any reported fiscal years, are not presented in this report.

TIBCO SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the allocation of the purchase price to the assets acquired and liabilities assumed based on their fair values on the date of acquisition (in thousands):

Tangible assets acquired:
Accounts Receivable	$3,331
Other	205

Total tangible assets acquired	3,536	$3,536
Amortizable intangible assets:
Developed technology	1,600
Patents/core technology	1,100
Maintenance contracts	9,400
Non-compete agreements	200
Customer base	1,600

Total amortizable intangible assets	13,900	13,900
Goodwill		7,359

Total assets acquired		24,795
Liabilities assumed:
Deferred revenue	(3,018)
Other	(328)

Total liabilities assumed	(3,346)	(3,346)

Total purchase price		$21,449

We assessed the potential benefits from this acquisition, including the broadening of our mainframe product set, improvement of our competitive position and the possibility of increased revenues, and determined that the purchase price represented appropriate consideration for the acquisition. As the purchase price exceeded the fair value of the assets purchased, we recorded $7.4 million of goodwill in connection with this transaction, of which approximately $1.8 million is amortizable for income tax purposes. In accordance with SFAS 142, goodwill is not being amortized and is tested for impairment at least annually or sooner if circumstances indicate that impairment may have occurred.

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

TIBCO SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

General Interface Corp.

On October 12, 2004, we acquired General Interface Corp. (“General Interface”), a provider of a solution for developing and deploying rich, high-performance client-side applications in a standards-based browser environment. The addition of General Interface’s solution enables us to offer a user-interface for building rich composite applications in a browser-based environment, enabling companies to leverage their existing IT investment.

The total purchase price of the acquisition was $3.5 million in cash. The total purchase price was allocated to the assets acquired, principally $1.1 million in identifiable intangible assets and approximately $2.4 million in goodwill. Identifiable intangible assets consist of developed technology, trade name, and customer relationships, and are being amortized on a straight-line basis over three to four years. Goodwill is not amortized, but tested for impairment at least annually or sooner if circumstances indicate that impairment may have occurred. The goodwill recorded is deductible through amortization for income tax purposes. The results of operations of General Interface are included in our Consolidated Statements of Operations from the date of acquisition.

Staffware plc

On June 7, 2004, we acquired Staffware plc (“Staffware”), a provider of business process management (“BPM”) solutions that enable companies to automate, refine and manage their business processes. The addition of Staffware’s BPM solutions enabled us to offer our combined customer base a more robust and expanded real-time business integration solution, and increased our distribution capabilities through the cross-selling of products into new geographic regions. These factors contributed to a purchase price exceeding the fair value of Staffware’s net tangible and intangible assets acquired. As a result, we recorded $163.3 million of goodwill in connection with this transaction, which is not deductible for income tax purposes. In accordance with SFAS 142, goodwill is not being amortized and will be tested for impairment at least annually or sooner if circumstances indicate that impairment may have occurred.

TIBCO SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the allocation of the purchase price to the assets acquired and liabilities assumed based on their fair values at the date of acquisition, and as adjusted (in thousands):

Cash acquired:		$27,190
Tangible assets acquired:
Accounts receivable	$16,967
Other current assets	2,078
Property and equipment	4,623
Deferred tax assets	5,244
Other non-current assets	1,743

Total tangible assets acquired	30,655	30,655
Amortizable intangible assets:
Developed technology	21,700
Patents/core technology	14,200
Maintenance contracts	14,400
Customer base	14,000
Trademarks	3,500

Total amortizable intangible assets	67,800	67,800
In-process research and development		2,200
Goodwill, as adjusted		163,147

Total assets acquired		290,992
Liabilities assumed:
Accounts payable	(1,854)
Accrued liabilities	(19,882)
Deferred revenue	(11,391)

Total liabilities assumed	(33,127)	(33,127)

Deferred tax liability for acquired intangibles		(20,736)

Total purchase price		$237,129

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

TIBCO SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The results of operations of Staffware have been included in our Consolidated Statements of Operations from the date of acquisition, June 7, 2004. If we had acquired Staffware at the beginning of fiscal year 2003, our unaudited pro forma net revenues, net income and net income per share for fiscal year 2004 and 2003 would have been as follows (in thousands, except per share data):

	Year Ended November 30,
	2004	2003
Revenue	$423,573	$334,233

Net income	$35,253	$7,206

Net income per share - Basic	$0.17	$0.03

Net income per share - Diluted	$0.16	$0.03

Talarian Corporation

On April 23, 2002, we acquired Talarian Corporation (“Talarian”), a provider of infrastructure software that enables businesses to exchange information in real time, both internally and with their partners, suppliers, and customers. We recorded $68.3 million of goodwill in connection with this acquisition in fiscal year 2002, which had taken into account, accrued acquisition integration expenses for incremental costs to exit and consolidate activities at various Talarian facilities. In fourth quarter of fiscal year 2005, in accordance with EITF 95-3 “Recognition of Liabilities in a Purchase Business Combination”, we determined that there are no further liabilities related to Talarian facilities and therefore the carrying value of goodwill was reduced by $0.9 million. (Also see Notes 7 and 8.)

Note 4.	Balance Sheet Components

Certain balance sheet components are summarized below (in thousands):

	As of November 30,
	2005	2004
Other non-current assets:
Prepaid land lease	$26,124	$26,673
Private equity investments, net	2,305	1,923
Restricted cash	1,798	1,333
Other	4,332	2,460

Total other non-current assets	$34,559	$32,389

Accrued liabilities:
Compensation and benefits	$36,879	$46,127
Taxes	7,911	19,695
Expenses	15,082	18,607

Total accrued liabilities	$59,872	$84,429

Accrued restructuring and excess facilities costs:
Restructuring costs	$28,852	$34,421
Acquisition integration costs	1,137	4,946

Total accrued restructuring and excess facilities costs	29,989	39,367
Less: current portion	(5,840)	(9,489)

Long-term accrued excess facilities costs	$24,149	$29,878

TIBCO SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 5.	Accounts Receivable and Allowances for Doubtful Accounts, Returns and Discounts

	As of November 30,
	2005	2004
Accounts receivable	$116,434	$104,582
Unbilled fees and services	9,246	8,265

	125,680	112,847
Less: Allowances for doubtful accounts, returns and discounts	(4,521)	(3,845)

Net Accounts receivable	$121,159	$109,002

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

The following is a summary of activities in allowances for doubtful accounts, returns and discounts for the years indicated (in thousands):

	Allowances Beginning Balance	Charged Against Revenue	Charged to Expenses	Write-offs, Adjustments, Net of Recovery	Allowances Ending Balance
Year ended November 30, 2003	$5,686	$1,760	$400	$(3,131)	$4,715
Year ended November 30, 2004	4,715	—	230	(1,100)	3,845
Year ended November 30, 2005	3,845	1,599	197	(1,120)	4,521

Note 6.	Property and Equipment

Property and equipment by category is as follows (in thousands):

	As of November 30,
	2005	2004
Property and equipment:
Buildings	$77,938	$77,938
Equipment and software	64,498	57,276
Furniture and fixtures	6,569	5,622
Facility improvements	39,284	35,604

	188,289	176,440
Less: Accumulated depreciation	(71,832)	(58,382)

	$116,457	$118,058

TIBCO SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Building acquisition

In June 2003, we purchased the four buildings comprising our corporate headquarters in Palo Alto, California for $80.0 million. In connection with the purchase we entered into a 51-year lease of the land upon which the buildings are located. The lease was paid in advance in the amount of $28.0 million. (Also see Note 11.) The total consideration paid for the land lease and the buildings of $108.0 million was comprised of $54.0 million in cash and a $54.0 million mortgage note payable. (Also see Note 10.)

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

Note 7.	Goodwill and Other Acquired Intangible Assets

Goodwill

Goodwill represents the excess of costs of our corporate acquisitions, over the fair value of assets acquired and liabilities assumed from the acquired entities. In accordance with SFAS 142, goodwill is not amortized, but is tested for impairment annually or sooner if circumstances indicate that impairment may have occurred. SFAS 142 requires impairment testing of goodwill based on reporting units and prescribes a two-step process for the impairment testing. The first step screens for impairment, while the second step, measures the impairment, if any.

Periodically and after major acquisitions, such as our Staffware acquisition in fiscal year 2004, we re-evaluate our business to determine if we operate in one reportable segment. We have concluded that as of November 30, 2005, we are operating and will continue to operate in one reportable segment which we consider our sole reporting unit. Therefore, our goodwill will continue to be tested for impairment at the enterprise level. Our most current annual impairment test was performed at the end of fiscal year 2005. The fair value of the enterprise, which was determined based on our current market capitalization, exceeded its carrying value, and the goodwill was determined not to be impaired. No goodwill impairment charges have been recorded as of November 30, 2005.

The changes in the carrying amount of goodwill for the years ended November 30, 2005 and 2004 are as follows (in thousands):

Goodwill
Balance as of November 30, 2003	$103,006
Acquisition of Staffware	164,023
Acquisition of General Interface	2,423
Tax benefit from acquired deferred tax assets	(4,315)

Balance as of November 30, 2004	265,137
Acquisition of ObjectStar	7,359
Tax benefit from acquired deferred tax assets	(1,149)
Foreign currency translation	(8,957)
Write-back excess accrued integration cost for Talarian	(878)
Other adjustments	(437)

Balance as of November 30, 2005	$261,075

TIBCO SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Acquired Intangible Assets

Our acquired intangible assets are subject to amortization on a straight line basis over their estimated useful lives, as follows:

	Estimated Life	Weighted Average Life As of November 30,2005
Developed technology	3 to 5 years	4.8 years
Customer base	3 to 5 years	4.8 years
Patents/core technology	4 to 8 years	7.7 years
Trademarks	3.5 to 5 years	4.9 years
Non-compete agreements	2 to 3 years	2.3 years
OEM customer royalty agreements	5 years	5.0 years
Maintenance agreements	3.5 to 9 years	8.2 years

The carrying values of our amortized acquired intangible assets as of November 30, 2005 and 2004 are as follows (in thousands):

	As of November 30, 2005			As of November 30, 2004
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$45,721	$(27,811)	$17,910	$43,630	$(22,230)	$21,400
Customer base	21,156	(9,380)	11,776	19,060	(6,365)	12,695
Patents/core technology	14,671	(2,689)	11,982	14,200	(887)	13,313
Trademarks	4,947	(2,568)	2,379	5,150	(1,878)	3,272
Non-compete agreements	680	(530)	150	480	(480)	—
OEM customer royalty agreements	1,000	(717)	283	1,000	(517)	483
Maintenance agreements	24,280	(4,018)	20,262	15,000	(1,343)	13,657

Total	$112,455	$(47,713)	$64,742	$98,520	$(33,700)	$64,820

Amortization of developed technologies is recorded in cost of revenue, while the amortization of other acquired intangibles is included in operating expenses. The following summarizes the amortization expense of acquired intangible assets for the years indicated (in thousands):

	Year Ended November 30,
	2005	2004	2003
Amortization of acquired intangible assets:
In cost of revenue	$5,958	$6,702	$4,767
In operating expenses	8,912	5,253	1,997

Total	$14,870	$11,955	$6,764

TIBCO SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of November 30, 2005, we expect the amortization of acquired intangible assets for the future years to be as follows (in thousands):

Estimated Amortization Expense
Year ending November 30, 2006	$14,777
Year ending November 30, 2007	14,655
Year ending November 30, 2008	14,329
Year ending November 30, 2009	9,777
Year ending November 30, 2010	4,888
Thereafter	6,316

Total	$64,742

Note 8.	Accrued Restructuring and Integration Costs

In fiscal year 2005, we initiated a restructuring plan designed to re-align our resources and cost structure, and accordingly recognized a restructuring charge of approximately $3.9 million for the resulting workforce reduction. The restructuring plan eliminated 49 employees, across all functions and primarily in our European operations. As of November 30, 2005, $3.2 million related to this plan has been paid. We expect to utilize the remaining accrual by the end of fiscal year 2006.

In fiscal year 2003 we recorded restructuring charges totaling $1.1 million related to headcount reduction. This plan was completed in fiscal year 2003.

In fiscal year 2002, we recorded restructuring charges totaling $49.3 million, consisting of $1.7 million for headcount reductions, and $47.6 million related to consolidation of facilities. These restructuring charges were recorded to align our cost structure with changing market conditions. We have been working with corporate real estate brokers to sublease unoccupied facilities, and since 2003, we have subleased certain facilities.

In fiscal year 2004, we recorded an additional $2.2 million restructuring charges related to properties vacated in connection with facilities consolidation. The additional facilities charges resulted from revisions to our estimates of future sublease income due to further deterioration of real estate market conditions. The estimated facility costs were based on our contractual obligations, net of estimated sublease income, based on current comparable rates for leases in their respective markets. Should facilities operating lease rental rates continue to decrease in these markets or should it take longer than expected to find a suitable tenant to sublease these facilities, the actual loss could exceed this estimate by approximately $2.8 million.

In connection with our acquisitions of Staffware in the third quarter of fiscal year 2004, and Talarian in the second quarter of fiscal year 2002, we recorded accruals for acquisition integration liabilities which include the incremental costs to exit and consolidate activities at acquired locations, termination of certain employees, and other costs to integrate operating locations and other activities of the acquired companies. The accruals were recorded using the guidance provided by EITF 95-3 “Recognition of Liabilities in a Purchase Business Combination” which requires that these acquisition integration expenses, which are not associated with the generation of future revenues and have no future economic benefit, be reflected as assumed liabilities in the allocation of the purchase price to the net assets acquired. In connection with the acquisition of Staffware, we recorded an accrual of $2.9 million for the estimated losses on Staffware facilities that we abandoned. In addition, we recorded an accrual of $2.6 million for severance related to the termination of redundant Staffware personnel and $0.2 million related to cancellation of marketing programs. In connection with the acquisition of Talarian, we abandoned the Talarian facilities and recorded an accrual of $7.4 million for the estimated losses to

TIBCO SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

be incurred to sublet such facilities. In addition, we recorded an accrual of $1.0 million for severance related to the termination of redundant personnel. As of November 30, 2005, we had determined that there are no future liabilities relating to Talarian acquisition integration costs and consequently released the excess accrual of $0.9 million, offsetting goodwill by the same amount.

The following is a summary of activities in accrued restructuring related and acquisition integration costs for each of the three years ended November 30, 2005 (in thousands):

	Accrued Excess Facilities				Accrued Severance and Other			Total
	Headquarter Facilities	Talarian Integration	Staffware Integration	Subtotal	Restructuring	Staffware Integration	Subtotal
Balance as of Nov 30, 2002	$45,187	$6,124	$—	$51,311	$198	$—	$198	$51,509
Restructuring charge	—	—	—	—	1,100	—	1,100	1,100
Cash utilized in 2003	(6,432)	(1,972)	—	(8,404)	(1,298)	—	(1,298)	(9,702)
Non-cash write-down of furniture and fixture	(385)	—	—	(385)	—	—	—	(385)

Balance as of Nov 30, 2003	38,370	4,152	—	42,522	—	—	—	42,522
Restructuring charge	2,186	—	—	2,186	—	—	—	2,186
Acquisition integration costs	—	—	2,913	2,913	—	2,774	2,774	5,687
Cash utilized in 2004	(6,135)	(1,693)	(68)	(7,896)	—	(1,719)	(1,719)	(9,615)
Non-cash write-down of furniture and fixture	—	(358)	—	(358)	—	—	—	(358)

Balance as of Nov 30, 2004	34,421	2,101	2,845	39,367	—	1,055	1,055	40,422
Restructuring charge	—	—	—	—	3,905	—	3,905	3,905
Adjustments to acquisition integration costs	—	(878)	—	(878)	—	(352)	(352)	(1,230)
Cash utilized in 2005	(6,196)	(1,223)	(827)	(8,246)	(3,158)	(690)	(3,848)	(12,094)
Non-cash write-down of furniture and fixture	(120)	—	(881)	(1,001)	—	—	—	(1,001)

Balance as of Nov 30, 2005	$28,105	$—	$1,137	$29,242	$747	$13	$760	$30,002

The remaining accrued excess facilities costs represent the estimated loss on abandoned facilities, net of sublease income, which is expected to be paid over the next five years. As of November 30, 2005, $24.1 million of the $30.0 million accrued restructuring and excess facilities costs were classified as long-term liabilities based on our current expectation that we will have to pay the remaining lease payments over the remaining term of the related leases. Accrued severance costs related to the Staffware integration are included in the Consolidated Balance Sheets as a component of accrued liabilities.

TIBCO SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 9.	Income Taxes

Significant components of the provision for (benefit from) income taxes are as follows (in thousands):

	Year Ended November 30,
	2005	2004	2003
Federal:
Current	$10,370	$10,865	$550
Deferred	(17,552)	—	1,578

	(7,182)	10,865	2,128

State:
Current	2,575	3,314	510
Deferred	(2,086)	—	302

	489	3,314	812

Foreign:
Current	3,474	13,950	3,103
Deferred	(2,255)	666	—

	1,219	14,616	3,103

Provision for (benefit from) income taxes	$(5,474)	$28,795	$6,043

We paid income taxes of $7.9 million, $4.4 million and $3.8 million for the years ended November 30, 2005, 2004 and 2003, respectively. Income before provision for income taxes consisted of the following (in thousands):

	Year Ended November 30,
	2005	2004	2003
United States	$61,690	$38,419	$14,549
International	5,391	35,296	2,934

Total	$67,081	$73,715	$17,483

The provision for income taxes was at rates other than the U.S. Federal statutory tax rate for the following reasons:

	Year Ended November 30,
	2005	2004	2003
U.S. Federal statutory rate	35.0%	35.0%	35.0%
State taxes	0.5	2.9	5.0
Research and Development credits	(0.8)	(0.2)	(2.5)
Goodwill and intangibles	(0.6)	(0.3)	(1.5)
Stock option compensation	0.1	0.1	2.4
Foreign income taxed at different rate	1.0	1.1	6.0
Change in valuation allowance	(43.3)	(1.3)	(11.9)
Meals and entertainment	0.6	0.6	2.5
Other	(0.7)	1.2	(0.4)

Provision for (benefit from) income taxes	(8.2)%	39.1%	34.6%

TIBCO SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

U.S. income taxes and foreign withholding taxes have not been provided for on a cumulative total of $20.8 million of undistributed earnings for certain non-U.S. subsidiaries. With the exception of our subsidiaries in the United Kingdom, net undistributed earnings of our foreign subsidiaries are generally considered to be indefinitely reinvested, and accordingly, no provision for U.S. income taxes has been provided thereon. Upon distribution of these earnings in the form of dividends or otherwise, we will be subject to U.S. income taxes net of available foreign tax credits associated with these earnings.

The components of deferred tax assets (liabilities) are as follows (in thousands):

	As of November 30,
	2005	2004
Deferred tax assets:
Net operating loss carryforward	$154,982	$187,641
Reserves and accruals	19,820	20,640
Credit carryforwards	48,447	7,197
Depreciation and amortization	19,487	12,050
Unrealized losses on investments	7,475	6,658
Other	196	1,225

	250,407	235,411
Deferred tax liabilities:
Intangible assets	(14,440)	(19,575)

Net deferred tax assets before valuation allowance	235,967	215,836
Valuation allowance	(219,320)	(232,202)

Net deferred tax assets/(liabilities)	$16,647	$(16,366)

As of November 30, 2005, approximately $189.9 million of the deferred tax assets resulted from stock option benefits. When the tax benefits of these assets are recognized, they will be credited to stockholders’ equity.

As of November 30, 2005, approximately $7.7 million of the deferred tax assets relate to acquired entities. When the tax benefits of these assets are recognized, they will be allocated to reduce goodwill.

As of November 30, 2005, we believed that the amount of the deferred tax assets recorded on our balance sheet as a result of the partial release of valuation allowance would ultimately be recovered. However, should there be a change in our ability to recover our deferred tax assets, our tax provision would increase in the period in which we determine that the recovery is not probable. If we have to re-establish the full valuation allowance, it may result in a charge of $19.6 million to the tax provision.

In fiscal year 2005, the valuation allowance decreased by a net of $12.9 million primarily resulting from the partial release of valuation allowance. In fiscal year 2004, the valuation allowance decreased by $5.6 million primarily resulting from the utilization of $4.3 million of pre-acquisition net operating loss carryforwards, the benefit of which was credited directly to goodwill, and a $1.0 million reduction in temporary differences. In fiscal year 2003, the valuation allowance increased by $7.2 million resulting from a $2.2 million increase in other temporary differences and a $5.0 million adjustment to deferred tax assets due to a change in the federal tax rate.

Our income taxes payable for federal purposes have been reduced by the tax benefits associated with the exercise of employee stock options during the year and utilization of net operating loss carryover applicable to

TIBCO SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

both stock options and acquired entities. The benefits applicable to stock options were credited directly to stockholders’ equity and amounted to $26.3 million and $6.0 million for fiscal years 2005 and 2004, respectively. Of the $26.3 million for fiscal year 2005, $15.9 million reduced taxes payable in the current year and therefore is shown as an increase to cash flows from operating activities on the statement of cash flows. The remaining balance of $10.4 million represents the partial release of valuation allowance against deferred tax assets that resulted from stock option benefits and, accordingly, was credited directly to stockholders’ equity. The benefits applicable to acquired entities were credited directly to goodwill and amounted to $1.2 million and $4.3 million for fiscal years 2005 and 2004, respectively.

As of November 30, 2005, our federal and state net operating loss carryforwards for income tax purposes were $445.7 million and $153.7 million, respectively, which expire through 2023. As of November 30, 2005, our federal and state tax credit carryforwards for income tax purposes were $30.6 million and $20.0 million, respectively, which expire through 2025.

In the event of a change in ownership, as defined under federal and state tax laws, our net operating loss and tax credit carryforwards may be subject to annual limitations. The annual limitations may result in the expiration of the net operating loss and tax credit carryforwards before utilization.

Note 10.	Long Term Debt and Line of Credit

Mortgage Note Payable

In connection with the corporate headquarters purchase in June 2003, we recorded a $54.0 million mortgage note payable to a financial institution collateralized by the commercial real property acquired. The balance on the mortgage note payable was $50.1 million as of November 30, 2005.

The mortgage note payable carries a fixed annual interest rate of 5.09% and a 20-year amortization. The principal balance of $33.9 million that will be remaining at the end of the 10-year term will be due as a final balloon payment on July 1, 2013. Under the currently applicable terms of the mortgage note agreements, we are prohibited from acquiring another company without prior consent from the lender unless we maintain at least $300.0 million of cash and cash equivalents, and meet other non-financial terms as defined in the agreements. In addition, we are subject to certain non-financial covenants as defined in the agreements. We were in compliance with all covenants as of November 30, 2005.

We also capitalized $0.7 million in financing fees in connection with the mortgage note payable. These fees are being amortized to interest expense over the term of the loan of 10 years.

Line of Credit

We have a $20.0 million revolving line of credit that matures on June 21, 2006. The revolving line of credit is available for cash borrowings and for the issuance of letters of credit up to $20.0 million. As of November 30, 2005, no borrowings were outstanding under the facility and a $13.0 million irrevocable letter of credit was outstanding, leaving $7.0 million of available credit for additional letters of credit or cash loans. The $13.0 million irrevocable letter of credit outstanding was issued in connection with the mortgage note payable. The letter of credit automatically renews for successive one-year periods, until the mortgage note payable has been satisfied in full. We are required to maintain a minimum of $40.0 million in unrestricted cash, cash equivalents, and short-term investment net of total current and long-term indebtedness as well as comply with other non-financial covenants defined in the agreement. During fiscal year 2005, we were in compliance with all covenants under the revolving line of credit.

TIBCO SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 11.	Commitments and Contingencies

Letters of Credit and Bank Guarantees

In connection with the mortgage note payable (also see Note 10), we entered into an irrevocable letter of credit in the amount of $13.0 million. The letter of credit automatically renews for successive one-year periods, until the mortgage note payable has been satisfied in full and is collateralized by the line of credit.

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

As of November 30, 2005, in connection with bank guarantees issued by some of our international subsidiaries, we had $1.8 million of restricted cash which is included in Other Assets on our Condensed Consolidated Balance Sheets.

Prepaid Land Lease

In June 2003, we purchased the four buildings comprising our corporate headquarters in Palo Alto, California, and entered into a 51-year lease of the land upon which the buildings are located. The land lease was paid in advance for a total of $28.0 million, but is subject to adjustments every ten years based upon changes in fair market value. Should it become necessary, we have the option to prepay any rent increases due as a result of a change in fair market value. This prepaid land lease is being amortized using the straight-line method over the life of the lease; the portion to be amortized over the next twelve months is included in Other Current Assets and the remainder is included in Other Assets on the Consolidated Balance Sheets.

Operating Commitments

We lease office space and equipment in various worldwide locations under non-cancelable operating leases with various expiration dates through March 2014. Rental expense, net of sublease income, was approximately $8.5 million, $7.1 million, and $15.3 million for the fiscal years 2005, 2004 and 2003, respectively.

As of November 30, 2005, contractual commitments associated with indebtedness and lease obligations are as follows (in thousands):

	Total	2006	2007	2008	2009	2010	Thereafter
Operating commitments:
Debt principal	$50,143	$1,798	$1,892	$1,990	$2,094	$2,203	$40,166
Debt interest	16,605	2,511	2,417	2,319	2,215	2,106	5,037
Operating leases	27,832	6,725	4,878	3,730	3,023	2,377	7,099

Total operating commitments	94,580	11,034	9,187	8,039	7,332	6,686	52,302

Restructuring-related commitments:
Gross lease obligations	39,789	7,761	7,700	7,779	7,816	8,051	682
Sublease income	(8,392)	(2,818)	(2,013)	(1,293)	(1,129)	(1,050)	(89)

Net lease obligations	31,397	4,943	5,687	6,486	6,687	7,001	593

Total commitments	$125,977	$15,977	$14,874	$14,525	$14,019	$13,687	$52,895

TIBCO SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Future minimum lease payments under restructured non-cancelable operating leases as of November 30, 2005 include $28.1 million provided for as accrued restructuring costs and $1.1 million as accrued acquisition integration liabilities related to our acquisitions of Staffware. (Also see Note 8.)

Derivative Instruments

We conduct business in North America, South America, Europe, the Pacific Rim and the Middle East. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or changes in economic conditions in foreign markets. A majority of our sales are currently made in U.S. dollars. To manage currency exposure related to net assets and liabilities denominated in foreign currencies, we enter into forward contracts for certain foreign denominated assets and liabilities. We do not enter into derivative financial instruments for trading purposes. Gains and losses on forward contracts are included in Other Income (Expense) in our Condensed Consolidated Statements of Operations. Our forward contracts generally have original maturities of thirty days. We had two outstanding forward contracts with total notional amounts of $24.6 million as of November 30, 2005. The fair value of these contracts was insignificant as of November 30, 2005.

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

TIBCO SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Note 12.	Stockholders’ Equity

Preferred Stock

Our certificate of incorporation, as amended, authorizes us to issue 75.0 million shares of $0.001 par value preferred stock. As of November 30, 2005, no preferred stock is issued or outstanding.

Common Stock

Our certificate of incorporation, as amended, authorizes us to issue 1.2 billion shares of $0.001 par value common stock. As of November 30, 2005, 210,548,428 shares of common stock were issued and outstanding. There were no shares subject to repurchase as of November 30, 2005 or 2004.

Benefit Plans

1996 Stock Option Plan.    In 1996, we adopted the 1996 Stock Option Plan (“1996 Plan”). The 1996 Plan provides for the granting of stock options to our employees and consultants. Options granted under the 1996 Plan may be either incentive stock options or nonqualified stock options. Incentive stock options may be granted only

TIBCO SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

to employees (including officers and directors who are employees). Nonqualified stock options may be granted to our employees and consultants. Options granted before our IPO in 1999 are exercisable immediately upon grant and generally vest over five years and are subject to repurchase until vested. Options granted after our IPO are not generally exercisable immediately and generally vest over four years. The 1996 Plan provides for an automatic increase to the number of shares of common stock reserved for issuance (to be added on the first day of each fiscal year beginning in 2000) equal to the lesser of (i) 60 million shares, (ii) 5% of the outstanding shares of our common stock, or (iii) a lesser amount determined by the Board of Directors. As of November 30, 2005, there were 28.1 million shares reserved for grant under this plan.

Talarian Stock Option Plans.    In April 2002, we assumed all of the Talarian Stock Option Plans (the “Talarian Plans”) in connection with our acquisition of Talarian. At the date of acquisition all outstanding options of Talarian common stock were converted, according to the exchange ratio, into options of our common stock with terms and conditions equivalent to those applicable at the time of conversion. We recorded an initial $0.7 million of deferred compensation related to 486,000 options assumed and converted under this plan in fiscal year 2002. Though we have no intention of issuing additional grants, there were 0.1 million shares reserved for grant under this plan as of November 30, 2005.

2000 Extensibility Stock Option Plan.    In 2000, we adopted the 2000 Extensibility Stock Option Plan (the “Extensibility Plan”) in connection with options assumed in our acquisition of Extensibility. Extensibility employees who continued service with us were granted options with terms and conditions equivalent to those applicable at the date of acquisition. Though we have no intention of issuing additional grants, there were 22,000 shares reserved for grant under this plan as of November 30, 2005.

1998 Director Option Plan.    In February 1998, we adopted the 1998 Director Option Plan (the “Director Plan”). As amended in April 2002, the Director Plan provides for an automatic initial grant of 100,000 shares to members of the Board who are not employees of the Company or Reuters (“External Directors”). At any subsequent annual re-election, each External Director shall be granted an option to purchase 40,000 additional shares. Options are granted at an exercise price not less than the fair market value of the stock on the date of grant, have a term not to exceed ten years and become exercisable over a three-year period with a third of the shares vesting annually. Any External Director with over one year of consecutive service prior to the effective date of the Director Plan received an initial grant of 450,000 shares. As of November 30, 2005, there were 2.5 million shares reserved for grant under this plan.

The activities under all stock option plans are summarized as follows (in thousands, except per share data):

	Year Ended November 30,
	2005		2004		2003
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of year	44,194	$6.96	42,330	$7.18	43,460	$7.55
Granted	7,310	7.18	13,618	7.06	7,179	4.92
Exercised	(2,524)	5.44	(5,362)	4.63	(2,047)	1.62
Canceled	(2,714)	8.03	(6,392)	10.58	(6,262)	8.99

Outstanding at end of year	46,266	7.01	44,194	6.96	42,330	7.18

Options exercisable at year end	30,718	$6.98	27,287	$6.82	26,795	$6.83

TIBCO SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The estimated weighted-average fair value of options at the grant date during fiscal years 2005, 2004 and 2003, were $3.06, $3.69, and $3.94, respectively. See Note 2 for the assumptions we used to calculate the value of each option grant on the date of the grant using the Black-Scholes option-pricing model.

The following table summarizes information about stock options outstanding at November 30, 2005 (in thousands, except number of years and per share data):

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number of Shares Underlying Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Shares Underlying Options	Weighted Average Exercise Price
$0.20	5,866	1.09	$0.20	5,866	$0.20
$0.21 to $5.54	5,727	5.55	3.35	4,299	2.89
$5.55 to $5.99	5,219	7.42	5.99	2,931	5.99
$6.00 to $6.63	6,014	9.19	6.58	1,162	6.46
$6.64 to $7.50	5,955	8.52	7.24	1,898	7.27
$7.51 to $8.00	6,470	6.44	7.95	5,396	7.98
$8.01 to $11.96	4,798	6.84	10.44	3,469	10.95
$11.97 to $13.58	5,602	6.16	12.54	5,112	12.50
$13.59 to $71.81	615	4.56	29.52	585	29.23

Total	46,266	6.37	$7.01	30,718	$6.98

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

Our ESPP was modified in 2005, in response to the recent changes in accounting for stock-based payments, as stated in SFAS 123(R) issued in December 2004. The duration for offering periods was changed to six months and the price at which the common stock is purchased under the ESPP was set at 95% of the fair market value of our common stock on the last day of the respective purchase period. These modifications to the ESPP are effective as of the purchase period beginning February 1, 2005. Since the administrative burden and tax consequences appear to outweigh any benefit that our international employees might receive from participating in the ESPP, we have also chosen to exclude all non-U.S. employees from the ESPP, on a country-by-country basis.

We issued approximately 0.6 million, 1.1 million and 1.2 million shares under our ESPP, representing approximately $4.0 million, $5.0 million and $5.4 million in employee contributions for fiscal years 2005, 2004 and 2003, respectively. As of November 30, 2005, there were 0.9 million shares reserved for grant under this program.

401(k) Plan.    Our employee savings and retirement plan is qualified under Section 401 of the Internal Revenue Code. Employees may elect to reduce their current compensation by up to the statutory prescribed annual limit and have the amount of such reduction contributed to the 401(k) Plan. We provide 100% match to employee contributions up to 4% of an employee’s base pay and an additional 25% match (reduced from 50% in

TIBCO SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

fiscal year 2004 and earlier) on employee contributions of the next 2% of base pay. Our matching contributions to the 401(k) Plan totaled $4.1 million, $3.2 million and $3.5 million in fiscal years 2005, 2004 and 2003, respectively.

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

Repurchased Shares from Reuters in Fiscal Year 2004

As of November 30, 2003, Reuters owned approximately 49% of the issued and outstanding shares of our capital stock. In February 2004, Reuters sold 69 million of our outstanding shares in a registered public offering at a price of $6.85. Pursuant to the terms of the Registration and Repurchase Agreement with Reuters, we purchased from Reuters and retired 16.8 million shares of our common stock at the same price of $6.85 per share, totaling $115.0 million.

Stock Repurchase Program

In September 2004, our Board of Directors approved a two-year stock repurchase program pursuant to which we may repurchase up to $50.0 million of our outstanding common stock from time to time on the open market or through privately negotiated transactions.

TIBCO SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In December 2005, the Board of Directors approved a new eighteen-month stock repurchase program pursuant to which we may repurchase up to $100.0 million of our outstanding common stock. The timing and amount of any repurchases is dependent upon market conditions and other corporate considerations.

Since the inception of the stock repurchase program, we have repurchased a total of 6.6 million shares of our common stock for a total of $49.0 million, of which, 6.6 million shares for a total of $48.3 million was repurchased in fiscal year 2005. The repurchased shares of common stock have been retired.

Note 13.	Segment Information

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

Our revenue by geographic region, based on the location at which each sale originates, is summarized as follows (in thousands):

	Year Ended November 30,
	2005	2004	2003
Americas:
United States	$226,024	$191,004	$134,776
Other Americas	5,923	3,877	6,196
Europe:
United Kingdom	68,029	62,722	47,502
Other Europe	98,921	88,076	59,150
Pacific Rim	47,013	41,541	16,586

Total Revenue	$445,910	$387,220	$264,210

Revenue from Reuters is primarily included in the revenue from European geographic region and accounted for 5%, 7% and 12% of total revenue for the years ended November 30, 2005, 2004 and 2003, respectively. (Also see Note 14.)

No other customer accounted for more than 10% of total revenue for the fiscal year 2005, 2004 or 2003. No customer had a balance in excess of 10% of our net accounts receivable as of November 30, 2005 or 2004.

Our long-lived assets, which are tangible assets such as property and equipment, by major country are summarized as follows (in thousands):

	November 30,
	2005	2004
United States	$110,063	$111,871
United Kingdom	3,615	3,401
Other countries	2,779	2,786

Total long-lived assets	$116,457	$118,058

TIBCO SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 14.	Transactions with Reuters and Other Related Parties

Reuters

We have commercial arrangement with affiliates of Reuters Group PLC (“Reuters”), one of our stockholders. During fiscal year 2005, Reuters reduced its holding such that as of November 30, 2005, Reuters owned less than 1% of our outstanding shares of common stock. Revenue from Reuters consists primarily of product license and maintenance fees on its sales of TIBCO products under the terms of our license, maintenance and distribution agreement with Reuters. We have presented revenue from Reuters as related party revenue for all periods.

Reuters is a distributor of our products to customers in the financial services market. In February 2005, we entered into an amended license, maintenance and distribution agreement with Reuters, pursuant to which Reuters has the right to distribute certain of our products in conjunction with the sale by Reuters to end users of its market data delivery solutions. The initial term of the amendment is one year, which may be extended by Reuters for two additional one-year periods, on payment of additional license fees. The initial $9.9 million non-refundable prepaid royalty was recognized as related party license revenue in the first quarter of fiscal year 2005. Another $1.1 million under the amended agreement represents maintenance fees and is being recognized ratably over the one year maintenance period. In addition, Reuters is eligible to receive between 5% and 30% of revenue (depending upon the level of assistance provided by Reuters) from sales to approved customers referred to TIBCO by Reuters. Furthermore, the amended agreement requires us to provide Reuters with internal maintenance and support for a fee of $1.0 million per year plus an annual CPI-based increase until December 2012. This amount was recognized ratably over the corresponding period as related party service and maintenance revenue.

The following is a summary of revenue from Reuters (in thousands):

	Year Ended November 30,
	2005	2004	2003
License fees	$16,038	$16,308	$16,936

Service and maintenance revenue:
Maintenance	6,827	11,566	13,145
Services contracts	146	432	654

Total service and maintenance	6,973	11,998	13,799

Total revenue from Reuters	$23,011	$28,306	$30,735

We had no royalty costs payable to Reuters in fiscal year 2005 and 2004, while such cost of revenue was $2.3 million for fiscal years 2003. We incurred a total of $0.4 million in referral fees payable to Reuters during fiscal year 2005, and the fees were included in our sales and marketing expenses. Such fees were in negligible amounts in fiscal year 2004 and 2003. Accounts receivable due from Reuters totaled $1.2 million and $2.9 million, as of November, 2005 and 2004, respectively.

Cisco Systems

Prior to the third quarter of fiscal year 2004, Cisco Systems, Inc. (“Cisco”) owned more than 5% of our outstanding common stock. During the second half of fiscal year 2004, Cisco’s ownership was reduced to less than 5% of our outstanding common stock. Accordingly, beginning in the third quarter of fiscal year 2004, we no longer considered Cisco to be a related party.

We recorded revenue of $0.7 million in the first half of fiscal year 2004 when Cisco was considered a related party, and revenue of $3.5 million for the entire fiscal year 2003.

TIBCO SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 15.	Unaudited Quarterly Results of Operations

The following sets forth our quarterly results of operations for fiscal years 2005 and 2004 (in thousands, except per share data):

	Fiscal Year 2005, Three Months Ended				Fiscal Year 2004, Three Months Ended
	Nov. 30, 2005	Aug. 31, 2005	May 31, 2005	Feb. 28, 2005	Nov. 30, 2004	Aug. 31, 2004	May 31, 2004	Feb. 29, 2004
Revenue:
License revenue:
Non-related parties	$66,753	$44,365	$40,082	$36,650	$66,336	$53,697	$41,261	$36,459
Related parties	—	—	1,668	14,370	4,214	3,751	4,057	4,311

Total license revenue	66,753	44,365	41,750	51,020	70,550	57,448	45,318	40,770
Services and maintenance revenue:
Non-related parties	64,457	58,488	56,456	49,138	50,599	44,279	31,644	29,342
Related parties	1,233	1,404	1,556	2,780	2,996	2,860	3,317	3,519
Billed expenses	1,988	1,688	1,626	1,208	1,514	1,324	970	770

Total services and maintenance revenue	67,678	61,580	59,638	53,126	55,109	48,463	35,931	33,631

Total revenue	134,431	105,945	101,388	104,146	125,659	105,911	81,249	74,401
Cost of revenue:
Cost of license	3,542	2,995	3,225	2,932	3,940	3,853	1,968	1,825
Cost of service and maintenance	30,644	28,039	28,177	24,639	26,761	23,811	16,451	14,588

Total cost of revenue	34,186	31,034	31,402	27,571	30,701	27,664	18,419	16,413
Gross profit	100,245	74,911	69,986	76,575	94,958	78,247	62,830	57,988

Operating expenses:
Research and development	21,604	18,073	17,269	16,190	17,954	16,189	13,839	13,118
Sales and marketing	36,683	34,392	35,089	34,206	36,998	32,960	26,891	26,637
General and administrative	10,051	8,814	8,655	9,800	9,766	8,740	5,736	4,806
Acquired in-process research and development	—	—	—	—	—	2,200	—	—
Restructuring charges	—	162	3,743	—	2,186	—	—	—
Amortization of goodwill and acquired intangibles	2,397	2,317	2,315	1,883	2,053	2,218	483	499

Total operating expenses	70,735	63,758	67,071	62,079	68,957	62,307	46,949	45,060

Income from operations	29,510	11,153	2,915	14,496	26,001	15,940	15,881	12,928

Interest income	3,786	3,150	3,598	2,784	2,311	1,920	2,092	2,113
Interest expense	(671)	(670)	(688)	(682)	(693)	(690)	(691)	(697)
Other income (expenses), net	(1,217)	(1,142)	406	353	(1,087)	(569)	(1,243)	199

Income before income taxes	31,408	12,491	6,231	16,951	26,532	16,601	16,039	14,543
Provision for (benefit from) income taxes	4,821	(1,358)	(15,500)	6,563	8,308	8,031	6,441	6,015

Net income	$26,587	$13,849	$21,731	$10,388	$18,224	$8,570	$9,598	$8,528

Net income per share—Basic	$0.13	$0.07	$0.10	$0.05	$0.09	$0.04	$0.05	$0.04

Shares used to compute net income per share—Basic	211,444	212,308	214,551	214,751	212,432	209,442	198,816	209,188

Net income per share—Diluted	$0.12	$0.06	$0.10	$0.04	$0.08	$0.04	$0.05	$0.04

Shares used to compute net income per share—Diluted	220,513	219,775	221,943	233,675	227,628	221,413	212,658	222,452

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on this 10th day of February 2006.

TIBCO Software Inc.

By:	/s/ MURRAY D. RODE
Murray D. Rode
Chief Financial Officer and Executive Vice President, Strategic Operations

II-1

POWER OF ATTORNEY

KNOW ALL THESE, PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Vivek Y. Ranadivé and Murray D. Rode, and each of them, his attorneys-in-fact, each with full power of substitution, for him in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each said attorneys-in-fact or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ VIVEK Y. RANADIVÉ Vivek Y. Ranadivé	President, Chief Executive Officer, and Chairman of the Board and Director (Principal Executive Officer)	February 10, 2006

/S/ MURRAY D. RODE Murray D. Rode	Chief Financial Officer and Executive Vice President, Strategic Operations (Principal Financial Officer)	February 10, 2006

/S/ SYDNEY L. CAREY Sydney L. Carey	Senior Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)	February 10, 2006

/S/ BERNARD BOURIGEAUD Bernard Bourigeaud	Director	February 10, 2006

/S/ ERIC DUNN Eric Dunn	Director	February 10, 2006

/S/ NAREN GUPTA Naren Gupta	Director	February 10, 2006

/S/ PETER JOB Peter Job	Director	February 10, 2006

/S/ PHILIP K. WOOD Philip K. Wood	Director	February 10, 2006

II-2

EXHIBIT INDEX

Exhibit No.	Exhibits
3.1(1)	Certificate of Incorporation of Registrant.
3.2	Bylaws of Registrant.
4.1(2)	Form of Registrant’s Common Stock certificate.
10.1(2)	Form of Indemnification Agreement.
10.2(3)	Third Amended and Restated Stockholders Agreement, dated as of July 13, 1999, among Reuters Nederland B.V., Reuters Limited, Cisco Systems, Inc., Mayfield IX, Mayfield Associated Fund III, Vivek Ranadivé and Registrant.
10.3(4)#	1996 Stock Plan, as amended.
10.4(4)#	1998 Director Option Plan, as amended.
10.5(4)#	Employment Agreement between Registrant and Vivek Y. Ranadivé dated November 30, 2004.
10.6(5)	Lease Agreement dated January 21, 2000 between Spieker Properties, L.P. and the Registrant.
10.7(6)#	Extensibility Inc. 2000 Stock Option Plan.
10.8(7)#	Talarian Corporation 2000 Equity Incentive Plan.
10.9(7)#	Talarian Corporation 1998 Equity Incentive Plan.
10.10(7)#	White Barn, Inc. Stock Option Plan.
10.11(7)#	White Barn, Inc. 2000 Equity Incentive Plan.
10.12(8)†	Second Amended and Restated License, Maintenance and Distribution Agreement, dated October 1, 2003, between Reuters Limited and the Registrant.
10.13(9)†	Amendment No. 1, dated February 27, 2005, to Second Amended and Restated License, Maintenance and Distribution Agreement, dated October 1, 2003, between Reuters Limited and the Registrant.
10.14(10)	Agreement to Lease and Sell Assets, dated as of June 2, 2003, by and between the Board of Trustees of the Leland Stanford Junior University and 3301 Hillview Holdings, Inc.
10.15(10)	Ground Lease, dated as of June 25, 2003, by and between the Board of Trustees of the Leland Stanford Junior University and 3301 Hillview Holdings, Inc.
10.16(10)	Promissory Note issued on June 25, 2003 to SunAmerica Life Insurance Company by 3301 Hillview Holdings, Inc.
10.17(11)#	Change in Control Severance Plan.
10.18(12)#	Summary of 2005 Executive Incentive Compensation Plan.
10.19#	Transition Agreement and Release between the Registrant and Chris O’Meara dated October 11, 2005.
21.1	List of subsidiaries.
23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.
24.1	Power of Attorney (included on signature page).
31.1	Rule 13a – 14(a) / 15d – 14(a) Certification by Chief Executive Officer.
31.2	Rule 13a – 14(a) / 15d – 14(a) Certification by Chief Financial Officer.
32.1	Section 1350 Certification by Chief Executive Officer.
32.2	Section 1350 Certification by Chief Financial Officer.

(1)	Incorporated by reference to exhibits filed with the Registrant’s Registration Statement on Form 8-A, filed with the Commission on February 23, 2004.
(2)	Incorporated by reference to exhibits filed with the Registrant’s Registration Statement on Form S-1 File No. 333-78195, filed with the Commission on June 18, 1999, as amended.
(3)	Incorporated by reference to exhibits filed with the Registrant’s Registration Statement on Form S-1 File No. 333-31358, filed with the Commission on February 29, 2000, as amended.
(4)	Incorporated by reference to exhibits filed with the Registrant’s Annual Report on Form 10-K, filed with the Commission on February 14, 2005.
(5)	Incorporated by reference to exhibits filed with the Registrant’s Quarterly Report on Form 10-Q, filed with the Commission on April 17, 2000.

(6)	Incorporated by reference to exhibits filed with the Registrant’s Registration Statement on Form S-8 File No. 333-48260, filed with the Commission on October 19, 2000.
(7)	Incorporated by reference to exhibits filed with the Registrant’s Registration Statement on Form S-8 File No. 333-88730, filed with the Commission on May 21, 2002.
(8)	Incorporated by reference to exhibits filed with the Registrant’s Registration Statement on Form S-3 File No. 333-110304, filed with the Commission on November 6, 2003, as amended.
(9)	Incorporated by reference to exhibits filed with the Registrant’s Quarterly Report on Form 10-Q, filed with the Commission on April 8, 2005.
(10)	Incorporated by reference to exhibits filed with the Registrant’s Annual Report on Form 10-K, filed with the Commission on January 20, 2004.
(11)	Incorporated by reference to exhibits filed with the Registrant’s Current Report on Form 8-K, filed with the Commission on July 13, 2005.
(12)	Incorporated by reference to exhibits filed with the Registrant’s Current Report on Form 8-K, filed with the Commission on July 6, 2005.
#	Indicates management contract or compensatory plan or arrangement.
†	Confidential treatment granted for certain portions of this exhibit.