Form 10-Q
period 2006-03-05
TIBCO SOFTWARE INC
filed 2006-04-14
CIK 1085280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 5, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒             Accelerated filer ☐             Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

The number of shares outstanding of the registrant’s Common Stock, $0.001 par value, as of April 10, 2006 was 210,512,518 shares.

TIBCO SOFTWARE INC.

TIBCO SOFTWARE INC.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except par value per share)

	As of February 28, 2006	As of November 30, 2005
ASSETS
Current assets:
Cash and cash equivalents	$110,829	$208,756
Short-term investments	388,305	268,882
Accounts receivable, net of allowances; $4,158 and $4,521, respectively	97,155	121,159
Accounts receivable from related parties	—	1,243
Other current assets	18,794	18,111

Total current assets	615,083	618,151

Property and equipment, net	115,647	116,457
Goodwill	262,924	261,075
Acquired intangible assets, net	61,786	64,742
Long-term deferred income tax assets	27,440	27,440
Other assets	36,278	34,559

Total assets	$1,119,158	$1,122,424

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,164	$9,656
Accrued liabilities	47,836	59,872
Accrued restructuring and excess facilities costs	5,574	5,840
Deferred revenue	81,269	82,300
Current portion of long-term debt	1,821	1,798

Total current liabilities	146,664	159,466

Accrued excess facilities costs, less current portion	22,920	24,149
Long-term deferred income tax liabilities	13,875	13,875
Long-term debt	47,881	48,345
Other long-term liabilities	2,855	2,970

Total long-term liabilities	87,531	89,339

Total liabilities	234,195	248,805
Stockholders’ equity:
Common stock, $0.001 par value; 1,200,000 shares authorized; 210,372 and 210,548 shares issued and outstanding, respectively	210	211
Additional paid-in capital	931,469	928,830
Unearned stock-based compensation	—	(123)
Accumulated other comprehensive loss	(11,364)	(14,346)
Accumulated deficit	(35,352)	(40,953)

Total stockholders’ equity	884,963	873,619

Total liabilities and stockholders’ equity	$1,119,158	$1,122,424

See accompanying notes to condensed consolidated financial statements.

TIBCO SOFTWARE INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share data)

	Three Months Ended
	February 28, 2006	February 28, 2005
Revenue:
License revenue:
Non-related parties	$48,149	$36,650
Related parties	—	14,370

Total license revenue	48,149	51,020

Service and maintenance revenue:
Non-related parties	64,630	49,138
Related parties	—	2,780
Billed expenses	1,801	1,208

Total service and maintenance revenue	66,431	53,126

Total revenue	114,580	104,146

Cost of revenue:
Cost of license	3,909	2,932
Cost of service and maintenance	28,766	24,639

Total cost of revenue	32,675	27,571

Gross profit	81,905	76,575

Operating expenses:
Research and development	21,977	16,190
Sales and marketing	38,648	34,206
General and administrative	10,386	9,800
Amortization of acquired intangible assets	2,364	1,883

Total operating expenses	73,375	62,079

Income from operations	8,530	14,496

Interest income	4,386	2,784
Interest expense	(654)	(682)
Other income, net	47	353

Income before income taxes	12,309	16,951
Provision for income taxes	6,708	6,563

Net income	$5,601	$10,388

Net income per share – Basic	$0.03	$0.05

Shares used to compute net income per share – Basic	210,577	214,751

Net income per share – Diluted	$0.03	$0.04

Shares used to compute net income per share – Diluted	220,170	233,675

See accompanying notes to condensed consolidated financial statements.

TIBCO SOFTWARE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended
	February 28, 2006	February 28, 2005
Cash flows from operating activities:
Net income	$5,601	$10,388
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	3,762	3,554
Amortization of acquired intangible assets	3,694	3,516
Stock-based compensation	4,587	93
Other non-cash adjustments, net	13	20
Changes in assets and liabilities:
Accounts receivable	24,028	26,481
Due from related parties, net	1,243	(11,819)
Other assets	(1,136)	630
Accounts payable	468	1,064
Accrued liabilities, restructuring and excess facilities costs	(10,417)	(19,781)
Deferred revenue	(1,049)	10,016

Net cash provided by operating activities	30,794	24,162

Cash flows from investing activities:
Purchases of short-term investments	(164,912)	(103,896)
Sales and maturities of short-term investments	45,523	26,857
Purchases of property and equipment	(2,832)	(2,769)
Purchases of private equity investments	(17)	—
Restricted cash pledged as security	(1,116)	—

Net cash used for investing activities	(123,354)	(79,808)

Cash flows from financing activities:
Proceeds from exercise of stock options	6,551	8,187
Proceeds from employee stock purchase program	1,061	2,969
Repurchase of the Company’s common stock	(13,221)	(1,769)
Principal payments on long term debt	(441)	(417)

Net cash provided by (used for) financing activities	(6,050)	8,970

Effect of exchange rate changes on cash	683	(49)

Net change in cash and cash equivalents	(97,927)	(46,725)
Cash and cash equivalents—beginning of the period	208,756	180,849

Cash and cash equivalents—end of the period	$110,829	$134,124

Supplemental cash flow information:
Cash paid for taxes	$3,458	$920
Cash paid for interest	654	656

See accompanying notes to condensed consolidated financial statements.

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by TIBCO Software Inc. (the “Company” or “TIBCO”) in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial position of the Company, and its results of operations and cash flows. These condensed consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and notes thereto as of and for the year ended November 30, 2005 included in the Company’s Annual Report on Form 10-K filed with the SEC on February 10, 2006.

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

Our fiscal year ends on November 30th of each year. For purposes of presentation, we have indicated the first quarter of fiscal years 2006 and 2005 as ended on February 28, 2006 and 2005, respectively; whereas in fact, the first quarter of fiscal years 2006 and 2005 actually ended on March 5, 2006 and February 27, 2005, respectively.

The results of operations for the three months ended February 28, 2006 are not necessarily indicative of the results that may be expected for the year ending November 30, 2006 or any other future period, and we make no representations related thereto.

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

Revenue Recognition

License revenue consists principally of revenue earned under software license agreements. License revenue is generally recognized when a signed contract or other persuasive evidence of an arrangement exists, the software has been shipped or electronically delivered, the license fee is fixed or determinable, and collection of the resulting receivable is reasonably assured. When contracts contain multiple elements wherein vendor specific objective evidence exists for all undelivered elements, we account for the delivered elements in accordance with the “Residual Method” prescribed by SOP 98-9. Revenue from subscription license agreements, which include software, rights to unspecified future products and maintenance, is recognized ratably over the term of the subscription period. Revenue on shipments to resellers, which is generally subject to certain rights of return and

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

price protection, is recognized when the products are sold by the resellers to an end-user customer and recorded net of related costs to the resellers. Providing all other revenue criteria are met, non-refundable, prepaid fees from OEM customers are generally recognized upon delivery and on-going royalty fees are generally recognized upon reported units shipped.

Professional services revenue consists primarily of revenue received for assisting with the implementation of our software, on-site support, training and other consulting services. Many customers who license our software also enter into separate professional services arrangements with the Company. In determining whether professional services revenue should be accounted for separately from license revenue, we evaluate, among other factors, the nature of our software products; whether they are ready for use by the customer upon receipt; the nature of our implementation services, which typically do not involve significant customization to or development of the underlying software code; the availability of services from other vendors; whether the timing of payments for license revenue is coincident with performance of services and whether milestones or acceptance criteria exist that affect the realizability of the software license fee. Substantially all of our professional services arrangements are billed on a time and materials basis and, accordingly, are recognized as the services are performed. Contracts with fixed or not-to-exceed fees are recognized on a proportional performance basis. If there is significant uncertainty about the project completion or receipt of payment for professional services, revenue is deferred until the uncertainty is sufficiently resolved. Training revenue is recognized as training services are delivered.

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

Stock-Based Compensation – Employee Stock-Based Awards

On December 1, 2005, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all stock-based awards made to employees and directors including employee stock options and employee stock purchases under the Employee Stock Purchase Plan (“ESPP”) based on estimated fair values. SFAS 123(R) supersedes previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) for periods beginning in fiscal year 2006. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) providing supplemental implementation guidance for SFAS 123(R). We have applied the provisions of SAB 107 in our adoption of SFAS 123(R).

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

SFAS 123(R) requires companies to estimate the fair value of stock-based awards on the date of grant using an option pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our Consolidated Statements of Operations. We adopted SFAS 123(R) using the modified prospective transition method which requires the application of the accounting standard starting from December 1, 2005, the first day of our fiscal year 2006. Our Consolidated Financial Statements, as of and for the three months ended February 28, 2006, reflect the impact of SFAS 123(R). Stock-based compensation expense for the three months ended February 28, 2006, was $4.6 million, which consisted primarily of stock-based compensation expense related to employee stock options recognized under SFAS 123(R). Our ESPP as modified in 2005, is deemed to be non-compensatory, and therefore, no stock-based compensation expense was recognized related to our ESPP.

Prior to the adoption of SFAS 123(R), we accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Under the intrinsic value method, no stock-based compensation expense for employee stock options had been recognized in our Consolidated Statements of Operations, because the exercise price of our stock options granted to employees and directors equaled the fair market value of the underlying stock at the date of grant. In accordance with the modified prospective transition method we used in adopting SFAS 123(R), our results of operations prior to fiscal year 2006 have not been restated to reflect, and do not include, the possible impact of SFAS 123(R).

Stock-based compensation expense recognized during a period is based on the value of the portion of stock-based awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the three months ended February 28, 2006, included compensation expense for stock-based awards granted prior to, but not yet vested as of November 30, 2005, based on the fair value on the grant date estimated in accordance with the pro forma provisions of SFAS 123, and compensation expense for the stock-based awards granted subsequent to November 30, 2005, based on the fair value on the grant date estimated in accordance with the provisions of SFAS 123(R). In conjunction with the adoption of SFAS 123(R), we changed our method of attributing the value of stock-based compensation expense from the accelerated multiple-option method to the ratable single-option method. Compensation expense for all stock-based awards granted on or prior to November 30, 2005, will continue to be recognized using the accelerated multiple-option approach, while compensation expense for all stock-based awards granted subsequent to November 30, 2005, will be recognized using the ratable single-option method. As stock-based compensation expense recognized in our results for the first quarter of fiscal year 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Prior to fiscal year 2006, we accounted for forfeitures as they occurred for the purposes of pro forma information under SFAS 123, as disclosed in our Notes to Consolidated Financial Statements for the related periods.

Upon adoption of SFAS 123(R), we selected the Black-Scholes option pricing model as the most appropriate method for determining the estimated fair value for stock-based awards. The Black-Scholes model requires the use of highly subjective and complex assumptions which determine the fair value of stock-based awards, including the option’s expected term and the price volatility of the underlying stock. We determined that a blend of implied volatility and historical volatility is more reflective of the market conditions and a better indicator of expected volatility than solely using historical volatility.

Generally, stock options granted from our 1996 Stock Option Plan (“1996 Plan”) prior to December 1, 2005 have a contractual term of ten years from the date of grant, and stock options granted from our 1996 Plan on or after December 1, 2005 have a contractual term of seven years from the date of grant.

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

On November 10, 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 123(R)-3 “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards” that allows for a simplified method to establish the beginning balance of the additional paid-in capital pool (“APIC Pool”) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC Pool and Consolidated Statements of Cash Flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123(R). We are still in the process of calculating the APIC Pool and have not yet determined if we will elect to adopt the simplified method.

Also see Note 9 for further discussion on stock-based compensation.

Stock-Based Compensation – Non-Employee Stock Options and Stock Options Assumed from Business Combinations

We account for stock compensation expense related to stock options granted to non-employees based on the fair value estimated using the Black-Scholes option pricing model on the date of grant and remeasured at each reporting date in compliance with Emerging Issues Task Force (“EITF”) No. 96-18 “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” Compensation expense was amortized using the multiple option approach in compliance with FASB Interpretation No. (“FIN”) 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.”

Pursuant to FIN 44 “Accounting for Certain Transactions Involving Stock Compensation—an Interpretation of APB 25,” options assumed in a purchase business combination are valued at the date of acquisition at their fair value calculated using the Black-Scholes option pricing model. The fair value of assumed options is included as a component of the purchase price. The intrinsic value attributable to unvested options is recorded as unearned stock-based compensation and amortized over the remaining vesting period of the options.

Income Tax

We make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes.

We assess the likelihood that we will be able to recover our deferred tax assets. We consider all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. If recovery is not likely, we increase our provision for taxes by recording a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable. If recovery becomes likely, we may release part or all of our valuation allowance against the deferred tax assets that we estimate will ultimately be recoverable.

Also see Note 11, Provision for Income Taxes.

Net Income Per Share

Basic net income per share is computed by dividing the net income available to common stockholders for the period by the weighted average number of common shares outstanding during the period less common shares subject to repurchase. Diluted net income per share is computed by dividing the net income for the period by the

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

weighted average number of common shares and potential common shares outstanding during the period if their effect is dilutive. Certain potential common shares were not included in computing net income per share because their effect was anti-dilutive.

Also see Note 12, Net Income Per Share.

Cash, Cash Equivalents, and Short-Term Investments

We consider all highly liquid investment securities with remaining maturities, at the date of purchase, of three months or less to be cash equivalents. Management determines the appropriate classification of marketable securities at the time of purchase and evaluates such designation as of each balance sheet date. To date, all marketable securities have been classified as available-for-sale and are carried at fair value with unrealized gains and losses, if any, included as a component of accumulated other comprehensive income (loss) in stockholders’ equity. These available-for-sale investments are presented as current assets as they are subject to use within one year in current operations. Interest, dividends and realized gains and losses are included in interest income and other income (expense). Realized gains and losses are recognized based on the specific identification method.

Also see Note 3, Investments in Marketable Securities.

Valuation and Impairment of Short-Term Investments

We monitor our investment portfolio for impairment on a periodic basis. In the event that the carrying value of an investment exceeds its fair value and the decline in value is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis for the investment is established. In order to determine whether a decline in value is other-than-temporary, we evaluate, among other factors: the duration and extent to which the fair value has been less than the carrying value; our financial condition and business outlook, including key operational and cash flow metrics, current market conditions and future trends in the our industry; our relative competitive position within the industry; and our intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair market value.

In accordance with EITF 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” the following table summarizes the fair value and gross unrealized losses related to available-for-sale securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of February 28, 2006 (in thousands):

	Less than 12 months		Greater than 12 months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Government debt securities	$60,933	$(472)	$64,405	$(165)	$125,338	$(637)
Corporate debt securities	98,341	(691)	44,816	(188)	143,157	(879)
Asset-backed securities	57,962	(375)	4,288	(12)	62,250	(387)
Mortgage-backed securities	15,619	(86)	—	—	15,619	(86)
Obligations in foreign sovereigns	1,020	(4)	—	—	1,020	(4)

	$233,875	$(1,628)	$113,509	$(365)	$347,384	$(1,993)

U.S. Government Debt Securities: The unrealized losses on our investments in U.S. Treasury obligations and direct obligations of U.S. Government agencies were caused by rising interest rates. The contractual terms of

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

these investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Because we have the ability and intent to hold these investments until a recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired as of February 28, 2006.

Corporate Debt Securities: The unrealized losses on our investments in corporate bonds were caused by rising interest rates. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. The corporate bonds that we hold are all high investment grade, and no credit events occurred which relate to any of these corporate bonds. Therefore, we do not believe it is probable that we will be unable to collect all amounts due according to the contractual terms of the investments. It is expected that the corporate bonds would not be settled at a price less than the amortized cost of the investment. Because we have the ability and intent to hold these investments until a recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired as of February 28, 2006.

Asset-Backed Securities: The unrealized losses on our investments in asset-backed securities were caused by rising interest rates. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. The asset-backed securities that we hold are all high investment grade, and no credit events occurred which relate to any of these asset-backed securities. Therefore, we do not believe it is probable that we will be unable to collect all amounts due according to the contractual terms of the investments. It is expected that the asset-backed securities would not be settled at a price less than the amortized cost of the investment. Because we have the ability and intent to hold these investments until a recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired as of February 28, 2006.

Mortgage-Backed Securities: The unrealized losses on our investments in mortgage-backed securities were caused by rising interest rates. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. The mortgage-backed securities that we hold are all high investment grade, and no credit events occurred which relate to any of these mortgage-backed securities. Therefore, we do not believe it is probable that we will be unable to collect all amounts due according to the contractual terms of the investments. It is expected that the mortgage-backed securities would not be settled at a price less than the amortized cost of the investment. Because we have the ability and intent to hold these investments until a recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired as of February 28, 2006.

Obligations in Foreign Sovereigns: The unrealized losses on our investments in foreign sovereign obligations were caused by rising interest rates. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Because we have the ability and intent to hold these investments until a recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired as of February 28, 2006.

Other Investments

Our investments also include minority equity investments in privately held companies that are generally carried at cost basis and are included in other assets on the balance sheet. The fair value of these investments is dependent on the performance of the companies in which we invested, as well as the volatility inherent in external markets for these investments. In assessing potential impairment, we consider these factors as well as

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

each of the companies’ cash position, earnings/revenue outlook, liquidity and management/ownership. If we believe that an other-than-temporary decline exists, we write down the investment to market value and record the related write-down as a loss on investments in our consolidated statement of operations. The carrying value of our minority equity investments is $2.3 million as of February 28, 2006 and November 30, 2005. No impairment losses were incurred in the periods presented.

Goodwill and Other Intangible Assets

In accordance with SFAS 142, “Goodwill and Other Intangible Assets,” goodwill and intangible assets with indefinite useful lives are not amortized, but are tested for impairment at least annually or as circumstances indicate their value may no longer be recoverable. Goodwill impairment testing is a two-step process: first we screen for impairment, and if any possible impairment exists, we then undertake a second step of measuring such impairment. Other purchased intangible assets with definite useful lives are amortized over their useful lives.

Also see Note 4, Goodwill and Other Intangible Assets.

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

Restructuring and Integration Costs

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

Our restructuring charges included accruals for estimated losses on facility costs based on our contractual obligations net of estimated sublease income based on current comparable market rates for leases. We reassess this liability periodically based on market conditions. Revisions to our estimates of this liability could materially impact our operating results and financial position in future periods if anticipated events and key assumptions, such as the timing and amounts of sublease rental income, either change or do not materialize. Should facilities operating lease rental rates continue to decrease in these markets or should it take longer than expected to find a suitable tenant to sublease these facilities, the actual loss as of February 28, 2006, could exceed this estimate by approximately $2.4 million.

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

3.	INVESTMENTS IN MARKETABLE SECURITIES

Marketable securities as of February 28, 2006, and November 30, 2005, which are classified as available-for-sale, are summarized below (in thousands):

	Purchase/ Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value	Classified on Balance Sheet as:
					Cash and Cash Equivalents	Short-term Investments
As of February 28, 2006:
U.S. Government debt securities	$130,828	$4	$(637)	$130,195	$8,965	$121,229
Corporate debt securities	215,402	12	(879)	214,535	46,750	167,786
Asset-backed securities	71,973	3	(387)	71,589	—	71,589
Mortgage-backed securities	26,759	12	(86)	26,685	—	26,685
Obligations in foreign sovereigns	1,020	—	(4)	1,016	—	1,016
Money market funds	5,597	—	—	5,597	5,597	—

Total	$451,579	$31	$(1,993)	$449,617	$61,312	$388,305

As of November 30, 2005:
U.S. Government debt securities	$117,639	$—	$(950)	$116,689	$—	$116,689
Corporate debt securities	270,779	10	(797)	269,992	153,823	116,169
Asset-backed securities	36,273	7	(264)	36,016	—	36,016
Marketable equity securities	6	2	—	8	—	8
Money market funds	8,865	—	—	8,865	8,865	—

Total	$433,562	$19	$(2,011)	$431,570	$162,688	$268,882

Fixed income securities included in short-term investments above, are summarized by their contractual maturities as follows (in thousands):

	As of February 28, 2006	As of November 30, 2005
Contractual maturities:
Less than one year	$146,640	$152,520
One to three years	241,665	116,354

Total	$388,305	$268,874

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The following table summarizes the net realized gains (losses) on short-term investments for the periods presented (in thousands):

	Three Months Ended
	February 28, 2006	February 28, 2005
Realized gains	$5	$—
Realized losses	(1)	(20)

Net realized gains (losses)	$4	$(20)

4.	GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill is not amortized, but is tested for impairment at least annually, or sooner, if circumstances indicate impairment may have occurred. SFAS 142 prescribes a two-step process for impairment testing of goodwill. For the first step we screen for impairment, and if a possible impairment exists, we undertake a second step of measuring such impairment. We generally perform our goodwill impairment test annually in our fourth fiscal quarter, and the last impairment test was completed for the fiscal year ended November 30, 2005. SFAS 142 requires impairment testing based on reporting units. We periodically re-evaluate our business and have determined that we continue to operate in one segment, which we consider our sole reporting unit. Therefore, goodwill was tested and will continue to be tested for impairment at the enterprise level. To date, we have determined that there has been no impairment of goodwill.

The change in the carrying amount of goodwill for the three months ended February 28, 2006 was as follows (in thousands):

Goodwill
Balance as of November 30, 2005	$261,075
Changes in the three months ended February 28, 2006
Currency adjustment	1,849

Balance as of February 28, 2006	$262,924

Our acquired intangible assets are subject to amortization on a straight line basis over their estimated useful lives as follows:

	Estimated Life	Weighted Average Life As of February 28, 2006
Developed technologies	3 to 5 years	4.8 years
Customer base	3 to 5 years	4.8 years
Patents/core technologies	4 to 8 years	7.7 years
Trademarks	3.5 to 5 years	4.9 years
Non-compete agreements	2 to 3 years	2.3 years
OEM customer royalty agreements	5 years	5.0 years
Maintenance agreements	3.5 to 9 years	8.2 years

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The carrying values of our amortized acquired intangible assets as of February 28, 2006 and November 30, 2005 are as follows (in thousands):

	As of February 28, 2006			As of November 30, 2005
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technologies	$45,966	$(29,164)	$16,802	$45,721	$(27,811)	$17,910
Customer base	21,344	(10,295)	11,049	21,156	(9,380)	11,776
Patents/core technology	14,831	(3,209)	11,622	14,671	(2,689)	11,982
Trademarks	4,986	(2,753)	2,233	4,947	(2,568)	2,379
Non-compete agreements	680	(547)	133	680	(530)	150
OEM customer royalty agreements	1,000	(767)	233	1,000	(717)	283
Maintenance agreements	24,488	(4,774)	19,714	24,280	(4,018)	20,262

Total	$113,295	$(51,509)	$61,786	$112,455	$(47,713)	$64,742

Amortization of developed technologies is recorded in cost of revenue, while the amortization of other acquired intangible assets is included in operating expenses. The following summarizes the amortization expense of acquired intangible assets for the periods indicated (in thousands):

	Three Months Ended
	February 28, 2006	February 28, 2005
Amortization of acquired intangible assets:
In cost of revenue	$1,330	$1,633
In operating expenses	2,364	1,883

Total	$3,694	$3,516

As of February 28, 2006, we expect the amortization of acquired intangible assets for future periods to be as follows (in thousands):

Estimated Amortization Expense
Remainder of fiscal year 2006	$11,083
Fiscal year 2007	14,655
Fiscal year 2008	14,329
Fiscal year 2009	9,777
Fiscal year 2010	4,888
Thereafter	7,054

Total	$61,786

5.	ACCRUED RESTRUCTURING AND INTEGRATION COSTS

In fiscal year 2005, we initiated a restructuring plan designed to re-align our resources and cost structure, and accordingly recognized a restructuring charge of approximately $3.9 million for the resulting workforce reduction. The restructuring plan eliminated 49 employees, across all functions and primarily in our European

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

operations. As of February 28, 2006, $3.6 million related to this plan has been paid and all 49 employees have been terminated. We expect to utilize the remaining accrual by the end of fiscal year 2006.

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

The following is a summary of activities in accrued restructuring and integration costs for the three months ended February 28, 2006 (in thousands):

	Accrued Excess Facilities			Accrued Severance and Other			Total
	Headquarter Facilities	Staffware Integration	Subtotal	2005 Restructuring	Staffware Integration	Subtotal
Balance as of Nov 30, 2005	$28,105	$1,137	$29,242	$747	$13	$760	$30,002
Net cash utilized	(867)	(189)	(1,056)	(439)	(13)	(452)	(1,508)

Balance as of February 28, 2006	$27,238	$948	$28,186	$308	$—	$308	$28,494

The remaining accrued excess facilities costs represent the estimated loss on abandoned facilities, net of sublease income, which is expected to be paid over the next six years. As of February 28, 2006, $22.9 million of the $28.5 million accrued restructuring and excess facilities costs were classified as long-term liabilities based on our current expectation that we will have to pay the remaining lease payments over the remaining term of the related leases.

6.	LONG TERM DEBT AND LINE OF CREDIT

Mortgage Note Payable

In connection with the purchase of our corporate headquarters in June 2003, we recorded a $54.0 million mortgage note payable to a financial institution collateralized by the commercial real property acquired. The balance on the mortgage note payable was $49.7 million and $50.1 million as of February 28, 2006 and November 30, 2005, respectively.

The mortgage note payable carries a fixed annual interest rate of 5.09% and a 20-year amortization. The $33.9 million principal balance that will be remaining at the end of the 10-year term will be due as a final lump sum payment on July 1, 2013. Under the currently applicable terms of the mortgage note agreements, we are prohibited from acquiring another company without prior consent from the lender unless we maintain at least $300.0 million of cash or cash equivalents, and meet other non-financial terms as defined in the agreements. In addition, we are subject to certain non-financial covenants as defined in the agreements. We were in compliance with all covenants as of February 28, 2006.

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

In 2003, we also capitalized $0.7 million in financing fees in connection with the mortgage note payable. These fees are being amortized to interest expense over the ten-year term of the loan.

Line of Credit

We have a $20.0 million revolving line of credit that matures on June 21, 2006. The revolving line of credit is available for cash borrowings and for the issuance of letters of credit up to $20.0 million. As of February 28, 2006, no borrowings were outstanding under the facility and a $13.0 million irrevocable letter of credit was outstanding, leaving $7.0 million of available credit for additional letters of credit or cash borrowings. The $13.0 million irrevocable letter of credit outstanding was issued in connection with the mortgage note payable. The letter of credit automatically renews for successive one-year periods, until the mortgage note payable has been satisfied in full. We are required to maintain a minimum of $40.0 million in unrestricted cash, cash equivalents, and short-term investments, net of total current and long-term indebtedness, as well as comply with other non-financial covenants defined in the agreement. As of February 28, 2006, we were in compliance with all covenants under the revolving line of credit.

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

As of February 28, 2006, in connection with bank guarantees issued by some of our international subsidiaries, we had $2.9 million of restricted cash which is included in Other Assets on our Condensed Consolidated Balance Sheets.

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

Operating Commitments

We lease office space and equipment under non-cancelable operating leases with various expiration dates through November 2014. Rental expense was approximately $2.4 million and $1.9 million for the three month periods ended February 28, 2006 and 2005, respectively.

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

As of February 28, 2006, contractual commitments associated with indebtedness and lease obligations were as follows (in thousands):

	Total	Remainder of 2006	2007	2008	2009	2010	Thereafter
Operating commitments:
Debt principal	$49,702	$1,357	$1,892	$1,990	$2,094	$2,203	$40,166
Debt interest	15,968	1,875	2,417	2,318	2,215	2,106	5,037
Operating leases	28,865	5,693	5,441	4,226	3,446	2,807	7,252

Total operating commitments	94,535	8,925	9,750	8,534	7,755	7,116	52,455
Restructuring-related commitments:
Gross lease obligations	35,764	4,973	7,351	7,526	7,551	7,720	643
Estimated sublease income	(8,207)	(2,361)	(2,284)	(1,294)	(1,129)	(1,050)	(89)

Net restructuring-related commitment	27,557	2,612	5,067	6,232	6,422	6,670	554

Total commitments	$122,092	$11,537	$14,817	$14,766	$14,177	$13,786	$53,009

Future minimum lease payments under restructured non-cancelable operating leases are included in Accrued Restructuring and Excess Facilities Costs in our Condensed Consolidated Balance Sheets.

Derivative Instruments

We conduct business in North America, South America, Europe, the Pacific Rim and the Middle East. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or changes in economic conditions in foreign markets. A majority of our sales are currently made in U.S. dollars. To manage currency exposure related to net assets and liabilities denominated in foreign currencies, we enter into forward contracts for certain foreign denominated assets and liabilities. We do not enter into derivative financial instruments for trading purposes. Gains and losses on forward contracts are included in Other Income (Expense) in our Condensed Consolidated Statements of Operations. Our forward contracts generally have original maturities of thirty days. We had four outstanding forward contracts with total notional amounts of $40.5 million as of February 28, 2006, which are summarized as follows (in thousands):

	Notional Value Local Currency	Notional Value USD	Fair Value Gain/(Loss) USD
Forward contracts (sold)
EURO	27,000	$32,473	$(73)
British Pound	2,000	3,505	(7)
Japanese Yen	230,000	1,975	5
South African Rand	16,000	2,578	28

		$40,531	$(47)

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Indemnifications

Our software license agreements typically provide for indemnification of customers for intellectual property infringement claims. To date, no such claims have been filed against us. We also warrant to customers that software products operate substantially in accordance with the software product’s specifications. Historically, we have incurred minimal costs related to product warranties, and, as such, no accruals for warranty costs have been made. In addition, we indemnify our officers and directors under the terms of indemnity agreements entered into with them, as well as pursuant to our certificate of incorporation, bylaws, and applicable Delaware law. To date, we have incurred costs for the payment of legal fees in connection with the legal proceedings detailed in Note 8, Legal Proceedings.

8.	LEGAL PROCEEDINGS

Securities Class Action and Shareholder Derivative Suits

In May 2005, three purported shareholder class action complaints were filed against us and several of our officers in the U.S. District Court for the Northern District of California. The plaintiffs in such actions are seeking to represent a class of purchasers of our common stock from September 21, 2004, through March 1, 2005. The complaints generally allege that we made false or misleading statements concerning our operating results, our business and internal controls, and the integration of Staffware and seek unspecified monetary damages. Because the outcome of this litigation is undetermined and we cannot reasonably estimate the possible loss or range of loss which may arise from the litigation, we have not recorded an accrual for possible damages.

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

IPO Allocation Suit

We, certain of our directors and officers and certain investment bank underwriters have been named in a putative class action for violation of the federal securities laws in the U.S. District Court for the Southern District of New York, captioned “In re TIBCO Software Inc. Initial Public Offering Securities Litigation.” This is one of a number of cases challenging underwriting practices in the initial public offerings (“IPOs”) of more than 300 companies, which have been coordinated for pretrial proceedings as “In re Initial Public Offering Securities Litigation.” Plaintiffs generally allege that the underwriters engaged in undisclosed and improper underwriting activities, namely the receipt of excessive brokerage commissions and customer agreements regarding post-offering purchases of stock in exchange for allocations of IPO shares. Plaintiffs also allege that various investment bank securities analysts issued false and misleading analyst reports. The complaint against us claims that the purported improper underwriting activities were not disclosed in the registration statements for our IPO and secondary public offering and seeks unspecified damages on behalf of a purported class of persons who purchased our securities or sold put options during the time period from July 13, 1999, to December 6, 2000.

A lawsuit with similar allegations of undisclosed improper underwriting practices, and part of the same coordinated proceedings, is pending against Talarian Corporation (“Talarian”), which we acquired in 2002. That action is captioned “In re Talarian Corp. Initial Public Offering Securities Litigation.” The complaint against Talarian, certain of its underwriters, and certain of its former directors and officers claims that the purported improper underwriting activities were not disclosed in the registration statement for Talarian’s IPO and seeks

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

unspecified damages on behalf of a purported class of persons who purchased Talarian securities during the time period from July 20, 2000, to December 6, 2000.

A proposal to settle the claims against all of the issuers and individual defendants in the coordinated litigation was accepted by us and given preliminary approval by the U.S. District Court for the Southern District of New York. The completion of the settlement is subject to a number of conditions, including final approval by the U.S. District Court for the Southern District of New York. Under the settlement, the plaintiffs will dismiss and release all claims against participating defendants in exchange for a contingent payment guaranty by the insurance companies collectively responsible for insuring the issuers in the action, and the assignment or surrender to the plaintiffs of certain claims the issuer defendants may have against the underwriters. Under the guaranty, the insurers will be required to pay an amount equal to $1.0 billion less any amounts ultimately collected by the plaintiffs from the underwriter defendants in all the cases. Unlike most of the defendant issuers’ insurance policies, including ours, Talarian’s policy contains a specific self-insured retention in the amount of $0.5 million for IPO “laddering” claims, including those alleged in this matter. Thus, under the proposed settlement, if any payment is required under the insurers’ guaranty, our subsidiary, Talarian, would be responsible for paying its pro rata share of the shortfall, up to $0.5 million of the self-insured retention remaining under its policy. The self insured retention of $0.5 million was accrued at the time of the acquisition.

9.	STOCK BENEFIT PLANS AND STOCK-BASED COMPENSATION

Stock Benefit Plans

1996 Stock Option Plan. In 1996, we adopted the 1996 Plan. The 1996 Plan provides for the granting of stock options to our employees and consultants. Options granted under the 1996 Plan may be either incentive stock options or nonqualified stock options. Incentive stock options may be granted only to employees (including officers and directors who are employees). Nonqualified stock options may be granted to our employees and consultants. Options granted before our IPO in 1999 are exercisable immediately upon grant and generally vest over five years and are subject to repurchase until vested. Options granted after our IPO are not generally exercisable immediately and generally vest over four years. The 1996 Plan provides for an automatic increase to the number of shares of common stock reserved for issuance (to be added on the first day of each fiscal year beginning in 2000) equal to the lesser of (i) 60 million shares, (ii) 5% of the outstanding shares of our common stock, or (iii) a lesser amount determined by the Board of Directors. As of February 28, 2006, there were 28.3 million shares reserved for grant under this plan.

Talarian Stock Option Plans. In April 2002, we assumed all of the Talarian Stock Option Plans (the “Talarian Plans”) in connection with our acquisition of Talarian. At the date of acquisition all outstanding options of Talarian common stock were converted, according to the exchange ratio, into options of our common stock with terms and conditions equivalent to those applicable at the time of conversion. We recorded an initial $0.7 million of deferred compensation related to 486,000 options assumed and converted under the Talarian Plans in fiscal year 2002. Though we have no intention of issuing additional grants, there were 0.1 million shares reserved for grant under the Talarian Plans as of February 28, 2006.

2000 Extensibility Stock Option Plan. In 2000, we adopted the 2000 Extensibility Stock Option Plan (the “Extensibility Plan”) in connection with options assumed in our acquisition of Extensibility. Extensibility employees who continued service with us were granted options with terms and conditions equivalent to those applicable at the date of acquisition. Though we have no intention of issuing additional grants, there were 22,000 shares reserved for grant under this plan as of February 28, 2006.

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

1998 Director Option Plan. In February 1998, we adopted the 1998 Director Option Plan (the “Director Plan”). As amended in April 2002, the Director Plan provides for an automatic initial grant of 100,000 shares to members of the Board who are not employees of the Company or Reuters (“External Directors”). At any subsequent annual re-election, each External Director shall be granted an option to purchase 40,000 additional shares. Options are granted at an exercise price not less than the fair market value of the stock on the date of grant and become exercisable over a three-year period with a third of the shares vesting annually. Options granted prior to February 27, 2006 have a term not to exceed ten years, and options granted on or after February 27, 2006 have a term not to exceed seven years. Any External Director with over one year of consecutive service prior to the effective date of the Director Plan received an initial grant of 450,000 shares. As of February 28, 2006, there were 2.5 million shares reserved for grant under this plan.

The activities under all stock option plans are summarized as follows (in thousands, except per share data):

	Three Months Ended, February 28, 2006
	Options	Weighted Average Exercise Price
Outstanding at beginning of period	46,266	$7.01
Granted	359	7.79
Exercised	(1,384)	4.73
Canceled	(581)	7.52

Outstanding at end of period	44,660	7.08

Options exercisable at end of period	31,881	$7.13

The following table summarizes information about stock options outstanding as of February 28, 2006 (in thousands, except number of years and per share data):

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number of Shares Underlying Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Shares Underlying Options	Weighted Average Exercise Price
$0.20	5,864	0.82	$0.20	5,864	$0.20
$0.21 to $5.54	5,054	5.41	3.47	4,000	3.12
$5.55 to $6.29	5,408	7.16	6.02	3,780	6.03
$6.30 to $6.63	5,163	9.16	6.62	955	6.62
$6.64 to $7.30	5,556	8.28	7.24	2,128	7.26
$7.31 to $8.00	6,624	6.21	7.93	5,466	7.97
$8.01 to $11.96	4,811	6.57	10.43	3,682	10.86
$11.97 to $13.58	5,566	5.90	12.53	5,392	12.53
$13.59 to $71.81	614	4.29	29.43	614	29.43

Total	44,660	6.10	$7.08	31,881	$7.13

Employee Stock Purchase Program. In June 1999, we amended the 1996 Plan to include the ESPP. Employees are generally eligible to participate in the ESPP if they are customarily employed by us for more than 20 hours per week and more than 5 months in a calendar year and are not (and would not become as a result of being granted an option under the ESPP) 5% stockholders of the

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Company. Under the ESPP, eligible employees may select a rate of payroll deduction up to 10% of their eligible compensation subject to certain maximum purchase limitations.

Our ESPP was modified in 2005, in response to the recent changes in accounting for stock-based payments, as stated in SFAS 123(R). The duration for offering periods was changed to six months and the price at which the common stock is purchased under the ESPP was set at 95% of the fair market value of our common stock on the last day of the respective purchase period. These modifications to the ESPP are effective as of the purchase period beginning February 1, 2005. Since the administrative burden and tax consequences appear to outweigh any benefit that our international employees might receive from participating in the ESPP, we have also chosen to exclude all non-U.S. employees from the ESPP, on a country-by-country basis.

We issued approximately 0.1 million shares under our ESPP, representing approximately $1.1 million in employee contributions for the three months ended February 28, 2006. As of February 28, 2006, there were 0.8 million shares reserved for grant under this program.

Stock-Based Compensation

On December 1, 2005, we adopted SFAS 123(R) using the modified prospective transition method. SFAS 123(R) requires the measurement and recognition of compensation expense for all stock-based awards made to our employees and directors including employee stock options, employee stock purchase plans, and other stock-based awards based on estimated fair values. The following table summarizes the impact of the adoption of SFAS 123(R) on stock-based compensation costs for employees on our Condensed Consolidated Statements of Operations for the three months ended February 28, 2006 and 2005 (in thousands):

	Three Months Ended
	February 28, 2006	February 28, 2005
Employee stock-based compensation in:
Cost of license	$15	$—
Cost of service and maintenance	631	—

Total employee stock-based compensation in cost of revenue	646	—

Research and development expense	1,122	—
Sales and marketing expense	1,321	—
General and administrative expense	1,478	—

Total employee stock-based compensation in operating expense	3,921	—

Total employee stock-based compensation	4,567	—

Total other stock-based compensation (1)	20	93

Total stock-based compensation	$4,587	$93

(1)	Other stock-based compensation represents charges primarily related to non-employee stock options.

Prior to the adoption of SFAS 123(R), we accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under SFAS 123. Under the intrinsic value method, no stock-based compensation expense for employee stock options had been recognized in our results of operations in the prior period, because the exercise price of the stock options granted to employees and

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

directors equaled the fair market value of the underlying stock at the date of grant. In accordance with the modified prospective transition method that we used in adopting SFAS 123(R), our Consolidated Statements of Operations prior to fiscal year 2006 have not been restated to reflect, and do not include, the possible impact of SFAS 123(R). The table below reflects net income and net income per share for the three months ended February 28, 2006, compared with the pro forma information for the three months ended February 28, 2005 (in thousands, except income per share amounts):

	Three Months Ended
	February 28, 2006	February 28, 2005 (pro forma)
Net income, before stock-based compensation for employees, prior period	N/A	$10,388
Add: Stock-based compensation expense for employees previously determined under intrinsic value method, net of tax effect	$—	9
Less: Stock-based compensation expense for employees determined under fair value based method, net of tax effect	(4,567)	(7,651)

Net income, after effect of stock-based compensation for employees	$5,601	$2,746

Net income per share:
Basic – as reported for prior period	N/A	$0.05

Basic – after effect of stock-based compensation for employees	$0.03	$0.01

Diluted – as reported for prior period	N/A	$0.04

Diluted – after effect of stock-based compensation for employees	$0.03	$0.01

As of February 28, 2006, total unamortized stock-based compensation cost related to non-vested stock options was $17.9 million which is expected to be recognized over the remaining vesting period of each grant, up to the next 48 months. Compensation costs for all stock-based awards granted on or prior to November 30, 2005 will continue to be recognized using the accelerated multiple-option approach, while compensation expense for all stock-based awards granted subsequent to November 30, 2005 will be recognized using the ratable single-option method.

Upon adoption of SFAS 123(R), we selected the Black-Scholes option pricing model as the most appropriate model for determining the estimated fair value for stock-based awards. The use of the Black-Scholes model requires the use of extensive actual employee exercise behavior data and the use of a number of complex assumptions including expected volatility, risk-free interest rate, and expected dividends. The weighted-average estimated value of employee stock options granted was $3.17 and $5.27 per share during the three months ended February 28, 2006 and 2005, respectively. The assumptions used to value options granted are as follows:

	Three Months Ended
	February 28, 2006	February 28, 2005
Risk free interest rate	4.46%	3.53%
Expected term	4.3 years	3.0 years
Dividend yield	0.0	0.0
Expected volatility	43.0%	64.4%

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Beginning December 1, 2005, we estimated the volatility of our stock using historical volatility as well as the implied volatility in market-traded options on our common stock in accordance with guidance in SFAS 123(R) and SAB 107. Management determined that a blend of implied volatility and historical volatility is more reflective of market conditions and a better indicator of expected volatility than using purely historical volatility. We will continue to monitor these and other relevant factors used to measure expected volatility for future option grants. Prior to the adoption of SFAS 123(R), we had used our historical stock price volatility in accordance with SFAS 123 for purposes of pro forma information disclosed in our Notes to Consolidated Financial Statements for prior periods.

The risk-free interest rate assumption is based upon observed interest rates appropriate for the term of our employee stock options. The dividend yield assumption is based on our history and expectation of dividend payouts.

The expected term of employee stock options represents the weighted-average period that the stock options are expected to remain outstanding. We derived the expected term assumption based on our historical settlement experience, while giving consideration to options that have life cycles less than the contractual terms and vesting schedules in accordance with guidance in SFAS 123(R) and SAB 107. Prior to the adoption of SFAS 123(R), we used our historical settlement experience to derive the expected term for the purposes of pro forma information under SFAS 123, as disclosed in our Notes to Consolidated Financial Statements for the related periods.

As stock-based compensation expense recognized in our results for the three months ended February 28, 2006, is based on awards ultimately expected to vest, the amount has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on our historical experience. Prior to fiscal year 2006, we accounted for forfeitures as they occurred for the purposes of our pro forma information under SFAS 123, as disclosed in Notes to Consolidated Financial Statements for the related periods.

10.	COMPREHENSIVE INCOME

Comprehensive income includes net income and other comprehensive income (loss), which consists of unrealized gains (losses) on available-for-sale securities and cumulative translation adjustments. A summary of the comprehensive income for the periods indicated is as follows (in thousands):

	Three Months Ended
	February 28, 2006	February 28, 2005
Net income	$5,601	$10,388
Translation gain (loss)	2,927	(40)
Change in unrealized gain (loss) on investments, net of taxes	55	(856)

Comprehensive income	$8,583	$9,492

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Components of accumulated other comprehensive income (loss), disclosed as a separate component of stockholder’s equity in the accompanying Condensed Consolidated Balance Sheets, are as follows (in thousands):

	Unrealized Gain (Loss) in Available-for-Sale Securities	Foreign Currency Translation	Accumulated Other Comprehensive Income (Loss)
Balance as of November 30, 2005	$(2,017)	$(12,329)	$(14,346)
Net change during three month period	55	2,927	2,982

Balance as of February 28, 2006	$(1,962)	$(9,402)	$(11,364)

11.	PROVISION FOR INCOME TAXES

We make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes. Our effective tax rate for the three months ended February 28, 2006 was impacted by our adoption of SFAS 123(R) and additional taxes incurred attributable to repatriation of foreign earnings from our UK subsidiaries in fiscal year 2006.

As part of the process of preparing our Consolidated Financial Statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves us estimating our current tax exposure under the most recent tax laws and assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in our Condensed Consolidated Balance Sheets.

We assess the likelihood that we will be able to recover our deferred tax assets. We consider all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. If recovery is not likely, we increase our provision for taxes by recording a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable. If recovery becomes likely, we may release part or all of our valuation allowance against the deferred tax assets that we estimate will ultimately be recoverable. The available positive evidence at February 28, 2006, included three years of historical operating profits and a projection of future income limited to three years which coincides with the period over which we recorded historical operating profits, due to our lack of visibility into earnings further into the future. As a result of our analysis of all available evidence, both positive and negative, we have concluded that no additional valuation allowance should be released in the first quarter of fiscal year 2006. We continue to closely monitor available evidence, both positive and negative, and may release additional valuation allowance in future periods.

As of February 28, 2006, we believed that the amount of the deferred tax assets recorded on our balance sheet as a result of the partial release of valuation allowance during fiscal year 2005 would ultimately be recovered. However, should there be a change in our ability to recover our deferred tax assets, our tax provision would increase in the period in which we determine that the recovery is not probable. If we have to re-establish the full valuation allowance, it may result in a charge of $30.2 million to the tax provision.

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

With the exception of our subsidiaries in the United Kingdom, net undistributed earnings of our foreign subsidiaries are generally considered to be indefinitely reinvested, and accordingly, no provision for U.S. income taxes has been provided thereon. Upon distribution of these earnings in the form of dividends or otherwise, we will be subject to U.S. income taxes net of available net operating loss carryovers and foreign tax credits associated with these earnings.

12.	NET INCOME PER SHARE

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

The following table sets forth the computation of basic and diluted net income per share for the periods indicated (in thousands, except per share data):

	Three Months Ended
	February 28, 2006	February 28, 2005
Net income	$5,601	$10,388

Weighted-average common stock shares used to compute basic net income per share	210,577	214,751
Effect of dilutive common stock equivalents:
Options to purchase common stock	9,593	18,924

Weighted-average common stock shares used to compute diluted net income per share	220,170	233,675

Net income per share – Basic	$0.03	$0.05

Net income per share – Diluted	$0.03	$0.04

The following potential common share equivalents are not included in the diluted net income per share calculation above, because their effect was anti-dilutive for the periods indicated (in thousands):

	Three Months Ended
	February 28, 2006	February 28, 2005
Options to purchase common stock	28,066	6,581

13.	RELATED PARTY TRANSACTIONS

Reuters

We have commercial arrangements with affiliates of Reuters Group PLC (“Reuters”), one of our stockholders. During fiscal year 2005, Reuters reduced its holdings such that as of November 30, 2005, Reuters owned less than 1% of our outstanding shares of common stock. Beginning December 1, 2005, Reuters was no longer considered a related party. Transactions with Reuters subsequent to November 30, 2005, are presented

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

along with other non-related party transactions and are no longer separately disclosed as related party transactions.

Revenue from Reuters consists primarily of product license and maintenance fees on its sales of TIBCO products under the terms of our license, maintenance and distribution agreement with Reuters (the “Reuters Agreement”). Revenue from Reuters, while it was considered a related party during the three months ended February 28, 2005, is summarized as follow (in thousands):

Three Months Ended
February 28, 2005
License fees	$14,370
Service and maintenance revenue:
Maintenance	2,729
Service	51

Total service and maintenance	2,780

Total revenue from Reuters as a related party	$17,150

Percent of total revenue	16%

License revenue from Reuters for the three months ended February 28, 2005, was primarily related to a $9.9 million non-refundable prepaid royalty we received from Reuters pursuant to the terms of an amendment to the Reuters Agreement we entered into in February 2005. We did not have transactions with Reuters of a similar amount in the three months ended February 28, 2006, and we do not expect to have any transaction of a similar amount with Reuters in the near future.

Accounts receivable due from Reuters was $1.2 million as of November 30, 2005. We incurred an immaterial amount in royalty and commission expense payable to Reuters in the three month period ended February 28, 2005.

14.	SEGMENT INFORMATION

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

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Our revenue by geographic region, based on the location at which each sale originates, is summarized as follows (in thousands):

	Three months Ended
	February 28, 2006	February 28, 2005
Americas:
United States of America	$58,407	$54,863
Other Americas	1,945	976
Europe, Middle East and Africa:
United Kingdom	10,149	25,621
Other Europe	32,829	15,598
Pacific Rim	11,250	7,088

Total Revenue	$114,580	$104,146

No customer accounted for more than 10% of total revenue for the three months ended February 28, 2006. Revenue from Reuters accounted for 16% of total revenue for the three months ended February 28, 2005. No customer had a balance in excess of 10% of our net accounts receivable at February 28, 2006, or November 30, 2005.

Our long-lived assets, which are tangible assets such as property and equipment, by major country are summarized as follows (in thousands):

	February 28, 2006	November 30, 2005
United States of America	$108,351	$110,063
United Kingdom	3,565	3,615
Other countries	3,731	2,779

Total long-lived assets	$115,647	$116,457

15.	BUSINESS COMBINATIONS

Acquisitions in Fiscal Year 2005

Velosel Corporation. On August 1, 2005, we acquired certain assets of Velosel Corporation (“Velosel”), a Delaware corporation providing customer and product information management. The total purchase price was approximately $3.4 million paid in cash. Substantially all of the purchase price was related to amortizable intangible assets, including developed technologies. The acquired intangible assets are amortizable over their estimated useful lives of three to six years. No goodwill has been recorded for this acquisition as the fair value of acquired assets exceeded the purchase price.

The results of operations of Velosel have been included in our Condensed Consolidated Statements of Operations from August 1, 2005. As the effect of this acquisition would not have been material to our results of operations, pro forma results as if we had acquired Velosel at the beginning of fiscal year 2005 are not presented in this report.

ObjectStar International Limited. On March 7, 2005, we acquired substantially all of the assets and certain liabilities of ObjectStar International Limited (“ObjectStar”), a privately held native mainframe integration

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

solutions provider. The total purchase price was approximately $21.4 million. We recorded intangible assets of $13.9 million and goodwill of $7.4 million for the transaction. Amounts allocated to developed technology, patents/core technology, and customer base are amortized over their estimated useful lives of five years. Maintenance agreements are amortized over their estimated useful lives of nine years and non-competition agreements are amortized over their estimated useful lives of three years. Goodwill is not being amortized and will be tested for impairment annually, or sooner, if circumstances indicate that impairment may have occurred.

The results of operations of ObjectStar have been included in our Condensed Consolidated Statements of Operations from March 7, 2005. As the effect of this acquisition would not have been material to our results of operations, pro forma results as if we had acquired ObjectStar at the beginning of fiscal year 2005 are not presented in this report.

16.	STOCK REPURCHASE PROGRAMS

In September 2004, our Board of Directors approved a two-year stock repurchase program pursuant to which we repurchased $50.0 million of our outstanding common stock. The program was completed by the end of the first quarter of fiscal year 2006.

In December 2005, our Board of Directors approved a new eighteen-month stock repurchase program pursuant to which we may repurchase up to $100.0 million of our outstanding common stock. The timing and amount of any repurchases is dependent upon market conditions and other corporate considerations.

During the first quarter of fiscal year 2006, we repurchased 1.7 million shares of our common stock, for a total of $13.2 million. Since the inception of the stock repurchase programs through the end of the first quarter of fiscal year 2006, we had repurchased a total of 8.3 million shares of our common stock, for a total of $62.2 million. The repurchased shares of common stock have been retired. As of the end of the first quarter of fiscal year 2006, $87.8 million remained for future repurchases under the stock repurchase program approved in December 2005.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements relate to expectations concerning matters that are not historical facts. Words such as “projects,” “believes,” “anticipates,” “plans,” “expects,” “intends,” and similar words and expressions are intended to identify forward-looking statements. These forward-looking statements include, but are not limited to, statements related to our expected business; results of operations; future financial position; our ability to increase our revenues; the mix of our revenues between license, service and maintenance revenues; the effect of stock-based compensation on our financial results; our financing plans and capital requirements; our costs of revenue; our expenses; our potential tax benefit or liabilities; the effect of recent accounting pronouncements; our investments, debt service and principal repayment obligations; cash flows and our ability to finance operations from cash flows; and similar matters and include statements based on current expectations, estimates, forecasts and projections about the economies and markets in which we operate and our beliefs and assumptions regarding these economies and markets.

These forward-looking statements are based on current expectations and involve known and unknown risks and uncertainties that may cause our actual results, operating performance or achievements to be materially different from those expressed or implied by the forward-looking statements. We believe that the expectations reflected in the forward-looking statements are reasonable, but we cannot assure you that those expectations will prove to be correct. Factors that could cause or contribute to such differences include, but are not limited to, our ability to address new markets and complex technologies by delivering successful, new products on a timely basis; the impact of competitive products and pricing; the success of our strategic relationships; charges for restructuring and option expenses; and other costs and other risk factors detailed in this Quarterly Report on Form 10-Q for the first fiscal quarter of 2006 and other periodic filings with the SEC. All forward-looking statements are expressly qualified in their entirety by these factors and all related cautionary statements. We do not undertake any obligation to update any forward-looking statements.

EXECUTIVE OVERVIEW

Our suite of business integration and process management software solutions makes us a leading enabler of real-time business. We use the term “real-time business” to mean doing business in such a way that organizations can use current information to execute their critical business processes and make smarter decisions. We are the successor to a portion of the business of Teknekron Software Systems, Inc. Teknekron developed software, known as the TIB technology, for the integration and delivery of market data, such as stock quotes, news and other financial information, in trading rooms of large banks and financial services institutions. In 1992, Teknekron expanded its development efforts to include solutions designed to enable complex and disparate manufacturing equipment and software applications, primarily in the semiconductor fabrication market, to communicate within the factory environment. Teknekron was acquired by Reuters, the global information company, in 1994. Following the acquisition, continued development of the TIB technology was undertaken to expand its use in the financial services markets.

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

Our revenue consists of license, maintenance fees and consulting services from our end user customers and partners who resell our products or embed our software in their hardware and networking systems.

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

Our revenue is generally derived from a diverse customer base. No single customer represented greater than 10% of total revenue for the three months ended February 28, 2006. Revenue from Reuters accounted for 16% of total revenue for the three months ended February 28, 2005. As of February 28, 2006, no single customer had a balance in excess of 10% of our net accounts receivable. We establish allowances for doubtful accounts based on our evaluation of collectibility and an allowance for returns and discounts based on specifically identified credits and historical experience.

Relationship with Reuters

Reuters is currently an embedding partner to customers in the financial services segment. The Reuters Agreement restricts our ability to sell risk management and market data distribution products to customers in the financial services market. The limitations on our ability to sell risk management and market data distribution products and on reselling through the specified resellers will expire in May 2008. During fiscal year 2005, Reuters reduced its holdings such that as of November 30, 2005 Reuters owned less than 1% of our outstanding common stock. Transactions with Reuters subsequent to November 30, 2005 are presented along with other non-related party transactions and are no longer separately disclosed as related party transactions.

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

Our significant accounting policies are described in Note 2 to the annual consolidated financial statements as of and for the year ended November 30, 2005, included in our Annual Report on Form 10-K filed with the SEC on February 10, 2006 and notes to condensed consolidated financial statements as of and for the three month period ended February 28, 2006, included herein. Our most critical accounting policies have not changed since November 30, 2005 and include the following:

•	Revenue Recognition;

•	Allowances for Doubtful Accounts, Returns and Discounts;

•	Stock-Based Compensation;

•	Valuation and Impairment of Investments;

•	Goodwill and Other Intangible Assets;

•	Impairment of Long-Lived Assets;

•	Restructuring and Integration Costs; and

•	Accounting for Income Taxes.

Our accounting policy for stock-based compensation for employee stock-based awards was recently modified due to the adoption of SFAS 123(R) and is described below.

Stock-Based Compensation – Employee Stock-Based Awards

On December 1, 2005, we adopted SFAS 123(R) which requires the measurement and recognition of compensation expense for all stock-based awards made to employees and directors including employee stock options and employee stock purchases under the ESPP based on estimated fair values. SFAS 123(R) supersedes our previous accounting under APB 25 for periods beginning in fiscal year 2006. In March 2005, the SEC issued SAB 107 providing supplemental implementation guidance for SFAS 123(R). We have applied the provisions of SAB 107 in our adoption of SFAS 123(R).

SFAS 123(R) requires companies to estimate the fair value of stock-based awards on the date of grant using an option pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our Consolidated Statements of Operations. We adopted SFAS 123(R) using the modified prospective transition method which requires the application of the accounting standard starting from December 1, 2005, the first day of our fiscal year 2006. Our Consolidated Financial Statements, as of and for the three months ended February 28, 2006, reflect the impact of SFAS 123(R). Stock-based compensation expense for the three months ended February 28, 2006, was $4.6 million, which consisted primarily of stock-based compensation expense related to employee stock options recognized under SFAS 123(R). Our ESPP as modified in 2005, is deemed to be non-compensatory, and therefore, no stock-based compensation expense was recognized related to our ESPP.

Prior to the adoption of SFAS 123(R), we accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under SFAS 123 “Accounting for Stock-Based Compensation.” Under the intrinsic value method, no stock-based compensation expense for employee stock options had been recognized in our Consolidated Statements of Operations, because the exercise price of our stock options granted to employees and directors equaled the fair market value of the underlying stock at the date of grant. In accordance with the modified prospective transition method we used in adopting SFAS 123(R), our results of operations prior to fiscal year 2006 have not been restated to reflect, and do not include, the possible impact of SFAS 123(R).

Stock-based compensation expense recognized during a period is based on the value of the portion of stock-based awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the three months ended February 28, 2006, included compensation expense for stock-based awards granted prior to, but not yet vested as of November 30, 2005, based on the fair value on the grant date estimated in accordance with the pro forma provisions of SFAS 123, and compensation expense for the stock-based awards granted subsequent to November 30, 2005, based on the fair value on the grant date estimated in accordance with the provisions of SFAS 123(R). In conjunction with the adoption of SFAS 123(R), we changed our method of attributing the value of stock-based compensation expense from the accelerated multiple-option method to the ratable single-option method. Compensation expense for all stock-based awards granted on or prior to November 30, 2005, will continue to be recognized using the accelerated multiple-option approach, while compensation expense for all stock-based awards granted subsequent to November 30, 2005, will be recognized using the ratable single-option method. As stock-based compensation expense recognized in our results for the first quarter of fiscal year 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Prior to fiscal year 2006, we accounted for forfeitures as they occurred for the purposes of pro forma information under SFAS 123, as disclosed in our Notes to Consolidated Financial Statements for the related periods.

Upon adoption of SFAS 123(R), we selected the Black-Scholes option pricing model as the most appropriate method for determining the estimated fair value for stock-based awards. The Black-Scholes model requires the use of highly subjective and complex assumptions which determine the fair value of stock-based awards, including the option’s expected term and the price volatility of the underlying stock.

Generally, stock options granted from our 1996 Plan prior to December 1, 2005 have a contractual term of ten years from the date of grant, and stock options granted from our 1996 Plan on or after December 1, 2005 have a contractual term of seven years from the date of grant.

On November 10, 2005, the FASB issued FASB Staff Position No. FAS 123(R)-3 “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards” that allows for a simplified method to establish the beginning balance of the APIC Pool related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC Pool and Consolidated Statements of Cash Flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123(R). We are still in the process of calculating the APIC Pool and have not yet determined if we will elect to adopt the simplified method.

Also see Note 9 to the Consolidated Financial Statements on Stock-Based Compensation.

RESULTS OF OPERATIONS

For purposes of presentation, we have indicated the first quarter of fiscal years 2006 and 2005 as ended on February 28, 2006 and 2005, respectively; whereas in fact, the first quarter of fiscal years 2006 and 2005 actually ended on March 5, 2006 and February 27, 2005, respectively. All amounts presented in the tables in the following sections on Results of Operations are stated in thousand of dollars, except for percentages and unless otherwise stated.

The following table sets forth the components of our results of operations as percentages of total revenue for the periods indicated:

	Three Months Ended
	February 28, 2006	February 28, 2005
Revenue:
License revenue:
Non-related parties	42%	35%
Related parties	—	14

Total license revenue	42	49

Service and maintenance revenue:
Non-related parties	56	47
Related parties	—	3
Billed expenses	2	1

Total service and maintenance revenue	58	51

Total revenue	100	100

Cost of revenue:
Cost of license revenue	3	3
Cost of service and maintenance	25	23

Total cost of revenue	28	26

Gross profit	72	74

Operating expenses:
Research and development	19	16
Sales and marketing	34	33
General and administrative	9	9
Amortization of acquired intangible assets	2	2

Total operating expenses	64	60

Income from operations	8	14

Interest income	4	3
Interest expense	(1)	(1)
Other expense, net	—	—

Income before income taxes	11	16
Provision for income taxes	6	6

Net income	5%	10%

REVENUE

Total Revenue

Our total revenue consisted primarily of license, consulting and maintenance fees from our customers and partners.

	Three Months Ended February 28,
	2006	2005	Change
Total revenue	$114,580	$104,146	10%

Total revenue for the first quarter of fiscal year 2006 compared to the same period last year increased by $10.4 million or 10%. The increase was comprised of a $13.3 million or 25% increase in service and maintenance revenue, offset by a $2.9 million or 6% decrease in license revenue.

We do not have revenue from related parties in the current quarter, as compared to $17.2 million of revenue from related parties for the first quarter of fiscal year 2005, representing 16% of our total revenue for that quarter. Reuters was considered a related party in the first quarter of fiscal year 2005, but during fiscal year 2005, Reuters reduced its holdings such that as of November 30, 2005, Reuters owned less than 1% of our outstanding common stock. Beginning December 1, 2005, Reuters was no longer considered a related party. Pursuant to the terms of the amended agreement we entered into in February 2005, Reuters had the right to distribute certain of our products in conjunction with the sale by Reuters to end users of its market data delivery solutions. The initial term of the amendment was one year, which Reuters had the option to extend for two additional one-year periods upon payment of additional license fees. Reuters did not exercise the option to extend the agreement. The initial $9.9 million non-refundable prepaid royalty was recognized as related party license revenue in the first quarter of fiscal year 2005. Another $1.1 million under the amended agreement represents maintenance fees and was recognized ratably over the one year maintenance period.

We have no other single customer that accounted for more than 10% of total revenue in the current quarter. In the same quarter last year, Reuters accounted for 16% of total revenue for that quarter.

Geographically, our total revenue for the current quarter is approximately 53% from North America; 37% from the Europe, Middle East and Africa region (“EMEA”); and 10% from the Pacific Rim. As for the first quarter of fiscal year 2005, our total revenue was approximately 54% from North America, 39% from EMEA, and 7% from the Pacific Rim. Particularly, we experienced a 59% or $4.2 million growth in revenue from the Pacific Rim region in the current quarter as compared to same quarter last year. See Note 14 to the Condensed Consolidated Financial Statements for further detail on total revenue by region.

Our total revenue may fluctuate from quarter to quarter, based in part upon seasonality in our business.

License Revenue and Cost

	Three Months Ended February 28,
	2006	2005	Change
License revenue	$48,149	$51,020	(6)%
As percent of total revenue	42%	49%

Cost of license revenue	$3,909	$2,932	33%
As percent of total revenue	3%	3%
As percent of license revenue	8%	6%

License revenue decreased 6% for the current quarter as compared to the same quarter last year. The decrease was primarily due to a reduction of related party license revenue. In the first quarter of fiscal year 2005, we recognized $14.4 million of license revenue from a former related party, Reuters. We do not have transactions with Reuters of a similar amount in the current quarter, and we do not expect to have any transaction of a similar amount with Reuters in the near future.

There were 61 license revenue deals of over $0.1 million each in the current quarter, which increased from 55 deals in the same quarter last year. Excluding the effect of the $14.4 million of license revenue from Reuters in the first quarter of fiscal year 2005, the average deal size for transactions of over $0.1 million each was approximately $0.7 million and $0.7 million in the first quarter of fiscal years 2006 and 2005, respectively. We have 13 deals at $1.0 million or over in the current quarter, and the same number of such deals in the same quarter last year.

Cost of license revenue mainly consisted of royalty costs and amortization of developed technology acquired through corporate acquisitions. Cost of license revenue remained approximately 3% of total revenue in the current quarter and the same quarter last year. The increase in absolute dollars in cost of license revenue in the current quarter as compared to the same quarter last year resulted primarily from an increase of $1.1 million of royalty cost.

We estimate license revenues to be approximately 40% to 55% of our total revenue, and we estimate the cost of license revenue to remain approximately 5% to 10% of license revenue for the remainder of fiscal year 2006.

Service and Maintenance Revenue and Cost

	Three Months Ended February 28,
	2006	2005	Change
Service and maintenance revenue	$66,431	$53,126	25%
As percent of total revenue	58%	51%

Cost of service and maintenance	$28,766	$24,639	17%
As percent of total revenue	25%	23%
As percent of service and maintenance revenue	43%	46%

Service and maintenance revenue increased $13.3 million or 25% for the current quarter compared to the same quarter last year. This increase was comprised of a $5.6 million or 28% increase in consulting revenue, and a $7.6 million or 23% increase in maintenance revenue. Consulting revenue increased due to increasingly more comprehensive and larger engagements with respect to a number of accounts and an increased focus on providing more services to customers. Maintenance revenue increased primarily due to growth in our installed software base.

Cost of service and maintenance revenue consists primarily of compensation of professional services, customer support personnel and third-party contractors, and associated expenses related to providing consulting services.

The cost of service and maintenance revenue increased by $4.1 million or 17% for the current quarter as compared to the same quarter last year. The cost of service and maintenance revenue increased as a percentage of total revenue, primarily due to the relative proportion of consulting revenue increase. The increase in absolute dollars in the current quarter as compared to the same quarter last year resulted primarily from a $0.6 million increase in stock-based compensation, a $2.0 million increase related to other personnel compensation, a $0.8 million increase in third-party contractor compensation and consulting fees, and a $0.6 million increase in travel costs. Increased stock-based compensation was due to the adoption of SFAS 123(R) in the current quarter as further discussed below. Increased other personnel compensation cost was primarily due to an increase in professional services and customer support staff. Increased third-party contractor and consulting fees were directly related to increased service revenues.

We estimate service and maintenance revenue to be approximately 45% to 60% of total revenue in the remainder of fiscal year 2006. We estimate the cost of service and maintenance revenue to increase in absolute dollars and in line with increasing service and maintenance revenue in the near future.

STOCK-BASED COMPENSATION

The stock-based compensation cost was included in the Condensed Consolidated Statements of Operations corresponding to the same functional lines as cash compensation paid to the same employees, as follows:

	Three Months Ended February 28,
	2006	2005	Change
Stock-based compensation, included in:
Cost of license	$15	$—
Cost of service and maintenance	631	4

Total in cost of revenue	646	4
Research and development expense	1,122	4
Sales and marketing expense	1,341	85
General and administrative expense	1,478	—

Total in cost of revenue	3,941	89
Total stock-based compensation	$4,587	$93	4,832%

As percent of total revenue	4%	—%

On December 1, 2005, we adopted SFAS 123(R), which requires recognition of compensation expense for all stock-based awards made to employees in our Consolidated Statements of Operations. Prior to the adoption of SFAS 123(R), we accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25, and under this method, no stock-based compensation expense for employee stock options was recognized in the prior period in our Consolidated Statements of Operations because the exercise price of our stock options granted to employees and directors equaled the fair market value of the underlying stock at the date of grant. In accordance with the modified prospective transition method we used in adopting SFAS 123(R), our results of operations prior to fiscal year 2006 have not been restated to reflect, and do not include, the possible impact of SFAS 123(R).

Stock-based compensation cost for the first quarter of fiscal year 2005 was related to non-employee stock options and stock options we assumed from business acquisitions in prior years. Such stock-based compensation cost in fiscal year 2006 was insignificant. Also see Note 9 to the Consolidated Financial Statements on Stock-Based Compensation.

We currently estimate our total stock-based compensation cost to be $4.5 million to $6.5 million per quarter through the remainder of fiscal year 2006.

OPERATING EXPENSES

Research and Development Expenses

Research and development expenses consist primarily of personnel, third party contractors and related costs associated with the development and enhancement of our suite of products.

	Three Months Ended February 28,
	2006	2005	Change
Research and development expenses:
Research and development expenses, excluding stock-based compensation	$20,855	$16,186	29%
Stock-based compensation expenses	1,122	4	N/A

Total research and development expenses	$21,977	$16,190	36%

As percent of total revenue	19%	16%

Research and development expenses increased by $5.8 million or 36% in the current quarter as compared to the same quarter last year, resulting primarily from a $1.1 million increase in stock-based compensation, a $3.0 million increase in other personnel compensation due to increased headcount, and a $0.5 million increase in third-party contractor compensation and consulting fees.

We believe that continued investment in research and development is critical to attaining our strategic objectives. Accordingly, we estimate that spending on research and development will increase slightly in absolute dollars and will continue to account for approximately 16% to 20% of total revenue for the remainder of fiscal year 2006.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of personnel and related costs of our direct sales force and marketing staff and the cost of marketing programs, including customer conferences, promotional materials, trade shows and advertising, and related travel expenses.

	Three Months Ended February 28,
	2006	2005	Change
Sales and marketing expenses:
Sales and marketing expenses, excluding stock-based compensation	$37,307	$34,121	9%
Stock-based compensation expenses	1,341	85	N/A

Total sales and marketing expenses	$38,648	$34,206	13%

As percent of total revenue	34%	33%

The $4.4 million or 13% increase in sales and marketing expense for the current quarter as compared to the same quarter last year was primarily due to a $1.3 million increase in stock-based compensation, a $1.1 million increase in other personnel compensation, a $1.2 million increase in travel expense, a $0.8 million increase in facilities expenses, and a $0.8 million increase in sales referral fees. The increase in personnel compensation was mainly related to increased commission and incentives to employees due to higher commissionable revenue. The increase in facilities costs was mainly due to additional costs to support expanded sales operations.

We intend to selectively increase staff in our direct sales organization and to increase our marketing efforts during the remainder of fiscal year 2006. Accordingly, we estimate that sales and marketing expenses will increase in absolute dollars, and will continue to account for approximately 30% to 35% of total revenue through the remainder of fiscal year 2006.

General and Administrative Expenses

General and administrative expenses consist primarily of personnel and related costs for general corporate functions, including executive, legal, finance, accounting, and human resources.

	Three Months Ended February 28,
	2006	2005	Change
General and administrative expenses:
General and administrative expenses, excluding stock-based compensation	$8,908	$9,800	(9)%
Stock-based compensation expenses	1,478	—	N/A

Total general and administrative expenses	$10,386	$9,800	6%

As percent of total revenue	9%	9%

General and administrative expenses increased by $0.6 million or 6% in the current quarter as compared to the same quarter last year, primarily due to a $1.5 million increase in stock-based compensation, offset by a $1.1 million decrease in professional fees, primarily legal, accounting and tax consulting fees.

We will continue to invest in improving our corporate infrastructure to enhance effective management of internal controls, and we therefore estimate that general and administrative spending will increase in absolute dollars and will account for approximately 8% to 10% of total revenue through the remainder of fiscal year 2006.

Amortization of Acquired Intangible Assets

Intangible assets acquired through corporate acquisitions are comprised of the expected value of developed technologies, patents, trademarks, established customer bases, non-compete agreements, as well as maintenance and OEM customer royalty agreements. Amortization of developed technologies is recorded as a cost of revenue, and amortization of other acquired intangible assets is included in operating expenses.

	Three Months Ended February 28,
	2006	2005	Change
Amortization of acquired intangible assets, included in:
Cost of revenue	$1,330	$1,633	(19)%
Operating expenses	2,364	1,883	26%

Total amortization of acquired intangible assets:	$3,694	$3,516	5%

As percent of total revenue	3%	3%

The decrease in amortization of developed technologies, as included in cost of revenue, in the current quarter as compared to the same quarter last year was primarily due to certain intangible assets acquired in earlier years which are now fully amortized. The increase in amortization of other acquired intangible assets, as included in operating expenses, in the current quarter as compared to the same quarter last year was primarily due to the addition of acquired intangible assets recorded from the Objectstar and Velosel acquisitions in fiscal year 2005. See Note 4 to Condensed Consolidated Financial Statements for further detail on acquired intangible assets.

We expect the amortization of acquired intangible assets to be approximately $3.7 million per quarter for fiscal year 2006, provided that there are no new acquisitions.

Interest Income

	Three Months Ended February 28,
	2006	2005	Change
Interest income	$4,386	$2,784	58%
As percent of total revenue	4%	3%

The increase in interest income in the current quarter as compared to the same quarter last year was primarily due to a higher investment balance and increased interest rates on our investments.

Interest Expense

	Three Months Ended February 28,
	2006	2005	Change
Interest expense	$654	$682	(4)%
As percent of total revenue	1%	1%

Interest expense is related to a $54.0 million mortgage note issued in connection with the purchase of our corporate headquarters. The mortgage note is payable to a financial institution collateralized by the commercial real property acquired, and carries a fixed annual interest rate of 5.09% and a 20-year amortization. The slight decrease of interest expense for the current quarter as compared to the same quarter last year is due to principal amortization of the mortgage note. See Note 6 to Condensed Consolidated Financial Statements for further detail on the mortgage note payable.

Other Income (Expense), Net

Other income (expense), net, is comprised of realized gains and losses on investments and other miscellaneous income and expense items. Realized gain (loss) on investments represents gains or losses realized when such investments are sold and when other-than-temporary impairment on individual securities is recorded.

	Three Months Ended February 28,
	2006	2005	Change
Other income (expense), net:
Foreign exchange gain, net	$125	$288	(57)%
Realized gain (loss) on short-term investments, net	4	(20)	(120)%
Miscellaneous income (expense), net	(82)	85	(196)%

Total other income, net	$47	$353	(87)%

As percent of total revenue	—%	—%

The decrease in other income, net, in absolute dollars for the current quarter as compared to the same quarter last year was due to lower foreign exchange gains and increased other miscellaneous expenses.

Provision for Income Taxes

	Three Months Ended February 28,
	2006	2005	Change
Provision for income taxes	$6,708	$6,563	2%

Effective tax rate	54.5%	39.0%

During the three months ended February 28, 2006, the effective tax rate was 54.5% and differs from our projected annual effective tax rate of 53.5% for fiscal year 2006 due to the expensing of certain foreign taxes which were treated as a discrete event allocable to the first quarter. Our effective tax rate of 54.5% for the three months ended February 28, 2006 differs from the effective tax rate of 39% used to record the provision for income taxes for the comparable period in fiscal year 2005 primarily due to the tax impact of the stock compensation charge under SFAS 123(R) and additional taxes incurred attributable to repatriation of foreign earnings from our UK subsidiaries in fiscal year 2006.

We make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes.

As part of the process of preparing our Consolidated Financial Statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves us estimating our current tax exposure under the most recent tax laws and assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in our Condensed Consolidated Balance Sheets.

We assess the likelihood that we will be able to recover our deferred tax assets. We consider all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. If recovery is not likely, we increase our provision for taxes by recording a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable. If recovery becomes likely, we may release part or all of our valuation allowance against the deferred tax assets that we estimate will ultimately be recoverable. The available positive evidence as of February 28, 2006, included three years of historical operating profits and a projection of future income limited to three years which coincides with the period over which we recorded historical operating profits, due to our lack of visibility into earnings further into the future. As a result of our analysis of all available evidence, both positive and negative, we have concluded that no additional valuation allowance should be released in the first quarter of fiscal year 2006. We continue to closely monitor available evidence, both positive and negative, and may release additional valuation allowance in future periods.

As of February 28, 2006, we believed that the amount of the deferred tax assets recorded on our balance sheet as a result of the partial release of valuation allowance during fiscal year 2005 would ultimately be recovered. However, should there be a change in our ability to recover our deferred tax assets; our tax provision would increase in the period in which we determine that the recovery is not probable. If we have to re-establish the full valuation allowance, it may result in a charge of $30.2 million to the tax provision.

LIQUIDITY AND CAPITAL RESOURCES

Current Cash Flows

As of February 28, 2006, we had cash, cash equivalents and short-term investments totaling $499.1 million, an increase of $21.5 million as compared to November 30, 2005. Our short-term available-for-sale investments, which primarily consist of high grade corporate debt, U.S. government debt securities and asset-based securities, totaled $388.3 million as of February 28, 2005 and $268.9 million as of November 30, 2005.

Net cash provided by operating activities in the current quarter was $30.8 million, resulting from net income of $5.6 million, adjusted for non-cash charges including $7.5 million of depreciation and amortization, $4.6 million in stock-based compensation, net cash collections of accounts receivable of $24.0 million, offset by a $10.4 million decrease in accrued liabilities mainly due to payments during the quarter.

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

Net cash used for investing activities was $123.4 million in the first quarter of fiscal year 2006, which resulted primarily from the net purchases of short-term investments of $119.4 million, $2.8 million for capital expenditures and $1.1 million in restricted cash pledged as security.

Net cash used for financing activities was $6.1 million in the first quarter of fiscal year 2006, which resulted primarily from $13.2 million used to repurchase our shares of common stock on the open market, offset by $7.6 million cash received from the exercise of stock options and the sale of common stock under our ESPP. In December 2005, our Board of Directors approved an eighteen-month stock repurchase program pursuant to which we may repurchase up to $100.0 million of our outstanding common stock, of which $87.8 million remained available for future repurchases as of the end of the first quarter of fiscal year 2006. The timing and amount of any repurchases is dependent upon market conditions and other corporate considerations.

Starting in fiscal year 2006, in accordance with SFAS 123(R), a part of the tax benefit related to stock-based awards will be classified as cash flows from financing activities, instead of cash flows from operating activities. Even though we do not have this item in the first quarter of fiscal year 2006, our cash flows from operating activities may decrease by this tax benefit in the future quarters and be offset by an increase in cash flows from financing activities.

We anticipate our operating expenses will grow in absolute dollars and in line with total revenue for the foreseeable future, and we intend to fund our operating expenses through cash flows from operations. Our capital expenditures are estimated to be approximately $10.0 million to $15.0 million for fiscal year 2006. We expect to use primarily our current cash resources to fund capital expenditures, acquisitions or investments in complementary businesses, technologies or product lines, and repurchases of our common stock. We believe that our current cash, cash equivalents and short-term investments together with expected cash flows from operations will be sufficient to meet our anticipated cash requirements for working capital, capital expenditures, and currently approved stock repurchases for at least the next twelve months.

Commitments with Banks

In June 2003, we purchased our corporate headquarters with a $54.0 million mortgage note to lower our operating costs. The principal balance of $33.9 million that will be remaining at the end of the 10-year term will be due as a final lump sum payment on July 1, 2013. Under the currently applicable terms of the mortgage note agreements, we are prohibited from acquiring another company without prior consent from the lender unless we maintain at least $300.0 million of cash or cash equivalents, and meet other non-financial terms as defined in the agreements. In addition, we are subject to certain non-financial covenants as defined in the agreements. We were in compliance with all covenants as of February 28, 2006.

In conjunction with the purchase of our corporate headquarters, we entered into a 51-year lease of the land upon which the property is located. The lease was paid in advance for a total of $28.0 million, but is subject to adjustments every ten years based upon changes in fair market value of the land. Should it become necessary, we have the option to prepay any rent increases due as a result of a change in fair market value.

We have a $20.0 million revolving line of credit that matures on June 21, 2006. The revolving line of credit is available for cash borrowings and for the issuance of letters of credit up to $20.0 million. As of February 28,

2006, no borrowings were outstanding under the facility and a $13.0 million irrevocable letter of credit was outstanding, leaving $7.0 million of available credit for additional letters of credit or cash borrowings. The $13.0 million irrevocable letter of credit outstanding was issued in connection with the mortgage note payable. The letter of credit automatically renews for successive one-year periods, until the mortgage note payable has been satisfied in full. We are required to maintain a minimum of $40.0 million in unrestricted cash, cash equivalents, and short-term investments, net of total current and long-term indebtedness, as well as comply with other non-financial covenants defined in the agreement. As of February 28, 2006, we were in compliance with all covenants under the revolving line of credit.

As of February 28, 2006, we had $2.9 million in restricted cash in connection with bank guarantees issued by some of our international subsidiaries. The cash collateral is presented as restricted cash and included in Other Assets on the Condensed Consolidated Balance Sheets.

Operating Commitments

At various locations worldwide, we lease office space and equipment under non-cancelable operating leases with various expiration dates through November 2014. Rental expenses were approximately $2.4 million and $1.9 million for the three months ended February 28, 2006 and 2005, respectively.

As of February 28, 2006, contractual commitments associated with indebtedness and lease obligations were as follows, (in thousands):

	Total	Remainder of 2006	2007	2008	2009	2010	Thereafter
Operating commitments:
Debt principal	$49,702	$1,357	$1,892	$1,990	$2,094	$2,203	$40,166
Debt interest	15,968	1,875	2,417	2,318	2,215	2,106	5,037
Operating leases	28,865	5,693	5,441	4,226	3,446	2,807	7,252

Total operating commitments	94,535	8,925	9,750	8,534	7,755	7,116	52,455
Restructuring-related commitments:
Gross lease obligations	35,764	4,973	7,351	7,526	7,551	7,720	643
Estimated sublease income	(8,207)	(2,361)	(2,284)	(1,294)	(1,129)	(1,050)	(89)

Net restructuring-related commitments	27,557	2,612	5,067	6,232	6,422	6,670	554

Total commitments	$122,092	$11,537	$14,817	$14,766	$14,177	$13,786	$53,009

Future minimum lease payments under restructured non-cancelable operating leases are included in Accrued Restructuring and Excess Facilities Costs in our Condensed Consolidated Balance Sheets.

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

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to the impact of interest rate changes and foreign currency fluctuations.

INTEREST RATE RISK

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. We invest excess cash in marketable debt instruments of the U.S. Government and its agencies, high-quality corporate debt securities, asset-backed and mortgage-backed debt securities and, by policy, limit the amount of credit exposure to any one issuer. We protect and preserve invested funds by limiting default, market and reinvestment risk.

Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates, or we may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates. As of February 28, 2006, we had an investment portfolio of fixed income securities totaling $388.3 million, excluding those classified as cash and cash equivalents. Our investments consist primarily of marketable debt instruments of the U.S. Government and its agencies, high-quality corporate debt securities, asset-backed and mortgage-backed debt securities. These securities are classified as available-for-sale and are recorded on the balance sheet at fair market value with unrealized gains or losses reported as a separate component of stockholders’ equity. Unrealized losses are charged against income when a decline in fair market value is determined to be other-than-temporary. The specific identification method is used to determine the cost of securities sold.

A hypothetical 100 basis point increase in interest rates would result in an approximate $3.0 million decrease in the fair value of our available-for-sale debt securities as of February 28, 2006.

FOREIGN CURRENCY RISK

We develop products in the United States of America and sell products in North America, South America, Europe, the Pacific Rim and the Middle East. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. A majority of sales are currently made in U.S. dollars; however, a strengthening of the dollar could make our products less competitive in foreign markets. To manage currency exposure related to net assets and liabilities denominated in foreign currencies, we enter into forward contracts for certain foreign denominated assets and liabilities. Our forward contracts generally have original maturities of approximately thirty days. Gains and losses on the forward contracts are recognized each period in our Consolidated Statements of Operations. We do not enter into derivative financial instruments for trading purposes.

As of February 28, 2006, we had four outstanding forward contracts with total notional amounts of $40.5 million, which are summarized as follows (in thousands):

	Notional Value Local Currency	Notional Value USD	Fair Value Gain/(Loss) USD
Forward contracts (sold)
EURO	27,000	$32,473	$(73)
British Pound	2,000	3,505	(7)
Japanese Yen	230,000	1,975	5
South African Rand	16,000	2,578	28

		$40,531	$(47)

We are also exposed to foreign exchange rate fluctuations as we convert the financial statements of our foreign subsidiaries into U.S. dollars in consolidation. If there is a change in foreign currency exchange rates, the conversion of the foreign subsidiaries’ financial statements into U.S. dollars will lead to a translation gain or loss which is recorded as a component of other comprehensive income.

ITEM 4.	CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

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

Period-to-period comparisons of our operating results may not be a good indication of our future performance. Moreover, our operating results in some quarters have not in the past, and may not in the future, meet the expectations of stock market analysts and investors. This has in the past and may in the future cause our stock price to decline. As a result of the evolving nature of the markets in which we compete and the size of our customer agreements, we have difficulty accurately forecasting our revenue in any given period. In addition to the factors discussed elsewhere in this section, a number of factors may cause our revenue to fall short of our expectations, or those of stock market analysts and investors, or cause fluctuations in our operating results, including:

•	the announcement or introduction of new or enhanced products or services by our competitors;

•	the relatively long sales cycles for many of our products;

•	the tendency of some of our customers to wait until the end of a fiscal quarter or our fiscal year in the hope of obtaining more favorable terms;

•	the timing of our new products or product enhancements or any delays in such introductions;

•	the delay or deferral of customer implementations of our products;

•	changes in customer budgets and decision making processes that could affect both the timing and size of any transaction;

•	our dependence on large deals, which if such deals do not close, can greatly impact revenues for a particular quarter;

•	the impact of our provision of services on our recognition of license revenue;

•	any difficulty we encounter in integrating acquired businesses, products or technologies;

•	the amount and timing of operating costs and capital expenditures relating to the expansion of our operations;

•	the impact of employee stock-based compensation expenses on our earnings per share; and

•	changes in local, national and international regulatory requirements.

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

For example, during fiscal year 2005, our stock price fluctuated between a high of $13.50 and a low of $5.60, and during the first quarter of fiscal year 2006, our stock price fluctuated between a high of $9.02 and a low of $7.05. If market or industry-based fluctuations continue, our stock price could decline in the future regardless of our actual operating performance and investors could lose all or part of their investments.

We are required to recognize expense for stock-based compensation related to stock-based awards, and the recognition of this expense could cause the trading price of our common stock to decline.

On December 1, 2005, we adopted SFAS 123(R) which requires the measurement and recognition of compensation expense for all stock-based awards made to employees and directors based on estimated fair values. As a result, starting with fiscal year 2006, our operating results contain a charge for stock-based compensation expense related to employee stock options. This charge is in addition to stock-based compensation expense we have recognized in prior periods related to non-employee stock options and business acquisitions. The application of SFAS 123(R) requires the use of an option-pricing model to determine the fair value of stock-based awards. This determination of fair value is affected by our stock price, as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, expected stock price volatility, expected term, risk-free interest rate, and expected dividends. As a result of the adoption of SFAS 123(R), beginning with the first quarter of fiscal year 2006, our earnings were lower than they would have been had we not been required to adopt SFAS 123(R). This will continue to be the case for future periods, and we cannot accurately predict the magnitude of this effect on our earnings in future periods. Further, we cannot predict what the impact will be on the trading price of our common stock as a result of the adoption of SFAS 123(R).

Increases in services revenues as a percentage of total revenues may decrease overall margins.

We have in the past realized and may continue in the future to realize a higher percentage of revenues from services and maintenance. For example, for the first quarter ended February 28, 2006, our service and maintenance revenue represented 58% of our total revenue as compared to 51% for the same quarter last year. We realize lower profit margins on our services and maintenance revenues than on our software license revenues. In addition, we may contract with certain third parties to supplement the services we provide to customers, which may yield lower margins than our internal services business. As a result, if services and maintenance revenues continue to increase as a percentage of total revenues or if we increase our use of third parties to provide services, our profit margins may decrease which could impact our stock price.

We must overcome significant competition in order to succeed.

The market for our products and services is extremely competitive and subject to rapid change. We compete with various providers of enterprise application integration solutions, including webMethods. We also compete with various providers of web services such as Microsoft, BEA, SAP and IBM. We believe that of these companies, IBM has the potential to offer the most complete competitive set of products for enterprise application integration. As a result of our acquisition of Staffware, we now also compete with various providers of BPM solutions. In addition, some of our competitors are expanding their competitive product offerings and market position through acquisitions. For example, Sun Microsystems acquired SeeBeyond in August 2005, potentially making Sun Microsystems a direct competitor of ours as well. BEA has also acquired companies that expand its offerings, such as Fuego in March 2006, which potentially makes BEA a more direct competitor in BPM solutions. We expect additional competition from other established and emerging companies. We also face competition for certain aspects of our product and service offerings from major systems integrators. Further, we may face increasing competition from open source software initiatives, in which competitors provide software and intellectual property without charging license fees. If customers choose such open source products over our proprietary software, our revenues and earnings could be adversely affected.

Many of our current and potential competitors have longer operating histories; significantly greater financial, technical, product development, and marketing resources; greater name recognition; and larger customer bases than we do. Our present or future competitors may be able to develop products comparable or superior to those we offer; adapt more quickly than we do to new technologies, evolving industry trends or customer requirements; or devote greater resources to the development, promotion and sale of their products than we do. Accordingly, we may not be able to compete effectively in our markets or competition may intensify and harm our business and operating results. If we are not successful in developing enhancements to existing products and new products in a timely manner, achieving customer acceptance or generating higher average selling prices, our gross margins may decline, and our business and operating results may suffer.

Future changes in financial accounting standards and financial reporting regulations may adversely affect our reported results of operations.

A change in accounting standards and financial reporting regulations can have a significant effect on our reported results. New accounting pronouncements and varying interpretations of accounting pronouncements have occurred and may occur in the future. These new accounting pronouncements may adversely affect our reported financial results.

For example, beginning in the first quarter of fiscal year 2006, we are required to comply with SFAS 123(R), which mandates accounting for our stock-based awards to employees based on the fair value method and recording the compensation expense in our results of operations. Due to this, our net income and net income per share have been reduced. In the first quarter of fiscal year 2006, we recorded $4.6 million in stock-based compensation expense as compared to less than $0.1 million for the same quarter last year.

Our strategy contemplates possible future acquisitions which may result in us incurring unanticipated expenses or additional debt, difficulty in integrating our operations and dilution to our stockholders and may harm our operating results.

Our success depends in part on our ability to continually enhance and broaden our product offerings in response to changing technologies, customer demands and competitive pressures. We have in the past and may in the future, acquire complementary businesses, products or technologies. In this regard, we have made strategic acquisitions, including the acquisition of certain assets of Velosel and ObjectStar in 2005, and the acquisition of Staffware plc and General Interface Corporation in 2004. We do not know if we will be able to complete any subsequent acquisition or that we will be able to successfully integrate any acquired business, operate it profitably, or retain its key employees. Integrating any newly acquired business, product or technology could be expensive and time-consuming, could disrupt our ongoing business and could distract our management. In particular, integrating sales forces and strategies for marketing and sales has in the past required and will likely require in the future, much time, effort and expense, especially from our management team. Therefore, we might not be able, either immediately post-acquisition or ever, to replicate the pre-acquisition revenues achieved by companies that we acquire or achieve the benefits of the acquisition we anticipated in valuing the businesses, products or technologies we acquire. Furthermore, the costs of integrating acquired companies in international transactions can be particularly high, due to local laws and regulations. If we are unable to integrate any newly acquired entity, products or technology effectively, our business, financial condition and operating results would suffer. In addition, any amortization or impairment of acquired intangible assets, stock-based compensation or other charges resulting from the costs of acquisitions could harm our operating results.

In addition, we may face competition for acquisition targets from larger and more established companies with greater financial resources. Also, in order to finance any acquisition, we might need to raise additional funds through public or private financings or use our cash reserves. In that event, we could be forced to obtain equity or debt financing on terms that are not favorable to us and, in the case of equity financing that may result in dilution to our stockholders. Use of our cash reserves for acquisitions could limit our financial flexibility in the future. Moreover, the terms of existing loan agreements may prohibit certain acquisitions or may place limits on our ability to incur additional indebtedness or issue additional equity securities to finance acquisitions. If we are not able to acquire strategically attractive businesses, products or technologies, we may not be able to remain competitive in our industry.

The past slowdown in the market for infrastructure software and its protracted recovery have caused our revenue to decline in the past and could cause our revenue or results of operations to fall below expectations in the future.

The market for infrastructure software is relatively new and evolving. We earn a substantial portion of our revenue from licenses of our infrastructure software, including application integration software and sales of related services. We expect to earn substantially all of our revenue in the foreseeable future from sales of these products and services. Our future financial performance will depend on continued growth in the number of organizations demanding software and services for application integration and information delivery and companies seeking outside vendors to develop, manage and maintain this software for their critical applications. Lower spending by corporate and governmental customers around the world, which has had a disproportionate impact on information technology spending, has led to a reduction in sales in the past and may continue to do so in the future. Many of our potential customers have made significant investments in internally developed systems and would incur significant costs in switching to third-party products, which may substantially inhibit the growth of the market for infrastructure software. If the market fails to grow, or grows more slowly than we expect, our sales will be adversely affected. Also, even as corporate and governmental spending increases and companies make greater investments in information technology and infrastructure software, our revenue may not grow at the same pace.

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

Sarbanes-Oxley imposes duties on us, our executives, and directors. We completed our fiscal year 2005 evaluation of the design, remediation and testing of effectiveness of our ICFR required to comply with the management certification and attestation by our independent registered public accounting firm as required by Section 404 of Sarbanes-Oxley. While our assessment, testing and evaluation of the design and operating effectiveness of our ICFR resulted in our conclusion that as of November 30, 2005, our ICFR were effective, we cannot predict the outcome of our testing in future periods. If we conclude in future periods that our ICFR is not effective, we may be required to change our ICFR to remediate deficiencies, investors may lose confidence in the reliability of our financial statements, and we may be subject to investigation and/or sanctions by regulatory authorities. Also, if we identify areas of our ICFR that require improvement, we could incur additional expenses to implement enhanced processes and controls to address such issues. Any such events could adversely affect our financial results and/or may result in a negative reaction in the stock market.

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

We have increased the scope of our operations both domestically and internationally. Our success is dependent on successfully managing our workforce. As we grow, we must invest significantly in building our sales, marketing and engineering groups. Competition for these people in the software industries is intense, and we may not be able to successfully recruit, train or retain qualified personnel. In addition, we must successfully integrate new employees into our operations and generate sufficient revenues to justify the costs associated with these employees. If we fail to successfully integrate employees or to generate the revenue necessary to offset employee-related expenses, we may be forced to reduce our headcount, which would force us to incur significant expenses and would harm our business and operating results. For example, in the year ended November 30, 2005, we recorded a total of $3.9 million restructuring charge for a workforce reduction to re-align our resources and cost structure. Failure to manage our operations effectively could interfere with the growth of our business as a whole.

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

Developing and maintaining different software products could place a significant strain on our resources and software product release schedules, which could harm our revenue and financial condition. If we are not able to develop software for accepted platforms or fail to adopt web services standards, our license and service revenues and our gross margins could be adversely affected. In addition, if the platforms we have developed software for are not accepted, our license and service revenues and our gross margins could be adversely affected.

We may experience foreign currency gains and losses.

Our operating results are subject to fluctuations in foreign currency exchange rates. We attempt to mitigate a portion of these risks through foreign currency hedging, based on our judgment of the appropriate trade-offs among risk, opportunity and expense. We have established a hedging program designed to partially hedge our exposure to foreign currency exchange rate fluctuations, which primarily involves the Euro and the British Pound. We regularly review our hedging program and will make adjustments based on our judgment. Although our hedging activities are designed to offset a portion of the financial impact resulting from the movement in foreign currency exchange rates, if we are unable to offset the effects of currency fluctuation, our operating results could be adversely affected.

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

In addition, certain of our directors and officers and certain investment bank underwriters have been named in a putative class action for violation of the federal securities laws in the U.S. District Court for the Southern District of New York, captioned “In re TIBCO Software Inc. Initial Public Offering Securities Litigation.” This is one of a number of cases challenging underwriting practices in the IPOs of more than 300 companies, which have been coordinated for pretrial proceedings as “In re Initial Public Offering Securities Litigation.” Plaintiffs generally allege that the underwriters engaged in undisclosed and improper underwriting activities, namely the receipt of excessive brokerage commissions and customer agreements regarding post-offering purchases of stock in exchange for allocations of IPO shares. Plaintiffs also allege that various investment bank securities analysts issued false and misleading analyst reports. The complaint against us claims that the purported improper underwriting activities were not disclosed in the registration statements for our IPO and secondary public offering and seeks unspecified damages on behalf of a purported class of persons who purchased our securities or sold put options during the time period from July 13, 1999 to December 6, 2000.

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

A proposal to settle the claims against all of the issuers and individual defendants in the coordinated litigation was accepted by us and given preliminary approval by the U.S. District Court for the Southern District of New York. The completion of the settlement is subject to a number of conditions, including final approval by the U.S. District Court for the Southern District of New York. Under the settlement, the plaintiffs will dismiss and release all claims against participating defendants in exchange for a contingent payment guaranty by the insurance companies collectively responsible for insuring the issuers in the action, and the assignment or surrender to the plaintiffs of certain claims the issuer defendants may have against the underwriters. Under the guaranty, the insurers will be required to pay an amount equal to $1.0 billion less any amounts ultimately collected by the plaintiffs from the underwriter defendants in all the cases. Unlike most of the defendant issuers’ insurance policies, including ours, Talarian’s policy contains a specific self-insured retention in the amount of $0.5 million for IPO “laddering” claims, including those alleged in this matter. Thus, under the proposed settlement, if any payment is required under the insurers’ guaranty, our subsidiary, Talarian, would be responsible for paying its pro rata share of the shortfall, up to $0.5 million of the self-insured retention remaining under its policy.

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

ISSUER PURCHASES OF EQUITY SECURITIES

In September 2004, our Board of Directors approved a two-year stock repurchase program pursuant to which we repurchased $50.0 million of our outstanding common stock as of the end of the first quarter of fiscal year 2006. In December 2005, our Board of Directors approved a new eighteen-month stock repurchase program pursuant to which we may repurchase up to $100.0 million of our outstanding common stock. The remaining authorized amount for stock repurchases under this program was approximately $87.8 million as of the end of the first quarter of fiscal year 2006.

(In thousands, except per share amounts)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans Or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased under the Plans or Programs
December 1, 2005 to January 5, 2006	200	$7.47	200	$99,505
January 6, 2006 to February 5, 2006	1,000	$7.55	1,000	$91,955
February 6, 2006 to March 5, 2006	500	$8.35	500	$87,779

Total	1,700	$7.78	1,700	$87,779

ITEM 6.	EXHIBITS

3.1(1)	Certificate of Incorporation of Registrant.

3.2(2)	Bylaws of Registrant.

4.1(3)	Form of Registrant’s Common Stock Certificate.

10.1#	1998 Director Option Plan, as amended.

31.1	Rule 13a-14(a) / 15d-14(a) Certification by Chief Executive Officer.

31.2	Rule 13a-14(a) / 15d-14(a) Certification by Chief Financial Officer.

32.1	Section 1350 Certification by Chief Executive Officer.

32.2	Section 1350 Certification by Chief Financial Officer.

#	Indicates management contract or compensatory plan or arrangement.
(1)	Incorporated by reference to an exhibit filed with the Registrant’s Registration Statement on Form 8-A, filed with the Commission on February 23, 2004.
(2)	Incorporated by reference to an exhibit filed with the Registrant’s Current Report on Form 8-K, filed with the Commission on April 11, 2006.
(3)	Incorporated by reference to an exhibit filed with the Registrant’s Registration Statement on Form S-1 (File No. 333-78195), filed with the Commission on June 18, 1999, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TIBCO SOFTWARE INC.

By:	/S/ MURRAY D. RODE
Murray D. Rode Chief Financial Officer and Executive Vice President, Strategic Operations

By:	/S/ SYDNEY L. CAREY
Sydney L. Carey Senior Vice President, Corporate Controller and Chief Accounting Officer

Date: April 13, 2006

EXHIBIT INDEX

Exhibit No.	Description

3.1(1)	Certificate of Incorporation of Registrant.

3.2(2)	Bylaws of Registrant.

4.1(3)	Form of Registrant’s Common Stock Certificate.

10.1#	1998 Director Option Plan, as amended.

31.1	Rule 13a-14(a) / 15d-14(a) Certification by Chief Executive Officer.

31.2	Rule 13a-14(a) / 15d-14(a) Certification by Chief Financial Officer.

32.1	Section 1350 Certification by Chief Executive Officer.

32.2	Section 1350 Certification by Chief Financial Officer.

#	Indicates management contract or compensatory plan or arrangement.
(1)	Incorporated by reference to an exhibit filed with the Registrant’s Registration Statement on Form 8-A, filed with the Commission on February 23, 2004.
(2)	Incorporated by reference to an exhibit filed with the Registrant’s Current Report on Form 8-K, filed with the Commission on April 11, 2006.
(3)	Incorporated by reference to an exhibit filed with the Registrant’s Registration Statement on Form S-1 (File No. 333-78195), filed with the Commission on June 18, 1999, as amended.