Form 10-Q
period 2006-06-04
TIBCO SOFTWARE INC
filed 2006-07-14
CIK 1085280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 4, 2006

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

The number of shares outstanding of the registrant’s Common Stock, $0.001 par value, as of July 11, 2006 was 280,510,307 shares.

TIBCO SOFTWARE INC.

TIBCO SOFTWARE INC.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except par value per share)

	As of May 31, 2006	As of November 30, 2005
ASSETS
Current assets:
Cash and cash equivalents	$89,695	$208,756
Short-term investments	405,579	268,882
Accounts receivable, net of allowances; $4,217 and $4,521, respectively	119,793	121,159
Accounts receivable from related parties	—	1,243
Other current assets	33,365	18,111

Total current assets	648,432	618,151

Property and equipment, net	114,084	116,457
Goodwill	266,629	261,075
Acquired intangible assets, net	60,941	64,742
Long-term deferred income tax assets	19,731	27,440
Other assets	37,117	34,559

Total assets	$1,146,934	$1,122,424

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,838	$9,656
Accrued liabilities	46,383	59,872
Accrued restructuring and excess facilities costs	5,384	5,840
Deferred revenue	89,355	82,300
Current portion of long-term debt	1,844	1,798

Total current liabilities	152,804	159,466

Accrued excess facilities costs, less current portion	21,420	24,149
Long-term deferred income tax liabilities	11,047	13,875
Long-term debt	47,411	48,345
Other long-term liabilities	3,265	2,970

Total long-term liabilities	83,143	89,339

Total liabilities	235,947	248,805
Stockholders’ equity:
Common stock, $0.001 par value; 1,200,000 shares authorized; 208,486 and 210,548 shares issued and outstanding, respectively	208	211
Additional paid-in capital	917,991	928,830
Unearned stock-based compensation	—	(123)
Accumulated other comprehensive income (loss)	3,668	(14,346)
Accumulated deficit	(10,880)	(40,953)

Total stockholders’ equity	910,987	873,619

Total liabilities and stockholders’ equity	$1,146,934	$1,122,424

See accompanying notes to condensed consolidated financial statements.

TIBCO SOFTWARE INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share data)

	Three Months Ended May 31,		Six Months Ended May 31,
	2006	2005	2006	2005
Revenue:
License revenue:
Non-related parties	$52,513	$40,082	$100,662	$76,732
Related parties	—	1,668	—	16,038

Total license revenue	52,513	41,750	100,662	92,770

Service and maintenance revenue:
Non-related parties	66,862	56,456	131,492	105,594
Related parties	—	1,556	—	4,336
Reimbursable expenses	1,872	1,626	3,673	2,834

Total service and maintenance revenue	68,734	59,638	135,165	112,764

Total revenue	121,247	101,388	235,827	205,534

Cost of revenue:
Cost of license	3,434	3,225	7,343	6,157
Cost of service and maintenance	28,704	28,177	57,470	52,816

Total cost of revenue	32,138	31,402	64,813	58,973

Gross profit	89,109	69,986	171,014	146,561

Operating expenses:
Research and development	21,974	17,269	43,951	33,459
Sales and marketing	39,415	35,089	78,063	69,295
General and administrative	10,363	8,655	20,750	18,455
Restructuring charges	—	3,743	—	3,743
Amortization of acquired intangible assets	2,364	2,315	4,727	4,198

Total operating expenses	74,116	67,071	147,491	129,150

Income from operations	14,993	2,915	23,523	17,411

Interest income	4,970	3,598	9,356	6,382
Interest expense	(646)	(688)	(1,300)	(1,370)
Other income, net	61	406	108	759

Income before income taxes	19,378	6,231	31,687	23,182

Provision for (benefit from) income taxes	(5,094)	(15,500)	1,614	(8,937)

Net income	$24,472	$21,731	$30,073	$32,119

Net income per share:
Basic	$0.12	$0.10	$0.14	$0.15

Shares used to compute net income per share—Basic	209,777	214,551	210,177	214,651

Net income per share:
Diluted	$0.11	$0.10	$0.14	$0.14

Shares used to compute net income per share—Diluted	219,782	221,943	219,976	225,733

See accompanying notes to condensed consolidated financial statements.

TIBCO SOFTWARE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended May 31,
	2006	2005
Cash flows from operating activities:
Net income	$30,073	$32,119
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	7,548	7,521
Amortization of acquired intangible assets	7,388	7,392
Stock-based compensation	8,264	41
Other non-cash adjustments, net	(20)	19
Changes in assets and liabilities:
Accounts receivable	1,336	18,079
Accounts receivable from related parties, net	1,243	1,721
Other assets	(1,836)	1,670
Accounts payable	143	2,686
Accrued liabilities, restructuring and excess facilities costs	(15,431)	(29,837)
Deferred revenue	7,058	10,904

Net cash provided by operating activities	45,766	52,315

Cash flows from investing activities:
Purchases of short-term investments	(290,536)	(157,789)
Sales and maturities of short-term investments	153,941	143,915
Cash used in acquisitions, net of cash received	—	(21,449)
Purchases of property and equipment	(5,139)	(8,532)
Purchases of private equity investments	(51)	(210)
Restricted cash pledged as security	(1,331)	(580)

Net cash used for investing activities	(143,116)	(44,645)

Cash flows from financing activities:
Proceeds from exercise of stock options	10,156	8,953
Proceeds from employee stock purchase program	1,061	2,969
Repurchase of the Company’s common stock	(33,982)	(26,024)
Principal payments on long term debt	(888)	(842)

Net cash used for financing activities	(23,653)	(14,944)

Effect of exchange rate changes on cash	1,942	(1,405)

Net change in cash and cash equivalents	(119,061)	(8,679)
Cash and cash equivalents—beginning of the period	208,756	180,849

Cash and cash equivalents—end of the period	$89,695	$172,170

Supplemental cash flow information:
Cash paid for taxes	$6,896	$3,264
Cash paid for interest	1,300	1,370

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

Our fiscal year ends on November 30th of each year. For purposes of presentation, we have indicated the second quarter of fiscal years 2006 and 2005 as ended on May 31, 2006 and 2005, respectively; whereas in fact, the second quarter of fiscal years 2006 and 2005 actually ended on June 4, 2006 and May 29, 2005, respectively.

The results of operations for the three and six months ended May 31, 2006 are not necessarily indicative of the results that may be expected for the year ending November 30, 2006 or any other future period, and we make no representations related thereto.

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

Revenue Recognition

License revenue consists principally of revenue earned under software license agreements. License revenue is generally recognized when a signed contract or other persuasive evidence of an arrangement exists, the software has been shipped or electronically delivered, the license fee is fixed or determinable and collection of the resulting receivable is reasonably assured. When contracts contain multiple elements wherein vendor specific objective evidence exists for all undelivered elements, we account for the delivered elements in accordance with the “Residual Method” prescribed by SOP 98-9. Revenue from subscription license agreements, which include software, rights to unspecified future products and maintenance, is recognized ratably over the term of the subscription period.

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Revenue on shipments to resellers, which is generally subject to certain rights of return and price protection, is recognized when the products are sold by the resellers to an end-user customer and recorded net of related costs to the resellers. Providing all other revenue criteria are met, the upfront, minimum, non-refundable license fees from OEM customers are generally recognized upon delivery and on-going royalty fees are generally recognized upon reported units shipped.

Professional services revenue consists primarily of revenue received for assisting with the implementation of our software, on-site support, training and other consulting services. Many customers who license our software also enter into separate professional services arrangements with the Company. In determining whether professional services revenue should be accounted for separately from license revenue, we evaluate, among other factors: the nature of our software products; whether they are ready for use by the customer upon receipt; the nature of our implementation services, which typically do not involve significant customization to or development of the underlying software code; the availability of services from other vendors; whether the timing of payments for license revenue is coincident with performance of services; and whether milestones or acceptance criteria exist that affect the realizability of the software license fee. Substantially all of our professional services arrangements are billed on a time and materials basis and, accordingly, are recognized as the services are performed. Contracts with fixed or not-to-exceed fees are recognized on a proportional performance basis. If there is significant uncertainty about the project completion or receipt of payment for professional services, revenue is deferred until the uncertainty is sufficiently resolved. Training revenue is recognized as training services are delivered.

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

Stock-Based Compensation—Employee Stock-Based Awards

On December 1, 2005, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all stock-based awards made to employees and directors including employee stock options and employee stock purchases under our Employee Stock Purchase Plan (“ESPP”) based on estimated fair values. SFAS 123(R) supersedes previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) for periods beginning in fiscal year 2006. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) providing supplemental implementation guidance for SFAS 123(R). We have applied the provisions of SAB 107 in our adoption of SFAS 123(R).

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

SFAS 123(R) requires companies to estimate the fair value of stock-based awards on the date of grant using an option pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our Consolidated Statements of Operations. We adopted SFAS 123(R) using the modified prospective transition method which requires the application of the accounting standard starting from December 1, 2005, the first day of our fiscal year 2006. Our Consolidated Financial Statements, as of and for the three and six months ended May 31, 2006, reflect the impact of SFAS 123(R). Stock-based compensation expense for the three and six months ended May 31, 2006, was $3.7 million and $8.3 million, respectively, which consisted primarily of stock-based compensation expense related to employee stock options recognized under SFAS 123(R). Our ESPP, as modified in 2005, is deemed to be non-compensatory, and therefore, no stock-based compensation expense was recognized related to our ESPP.

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

Stock-based compensation expense recognized during a period is based on the value of the portion of stock-based awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the three and six months ended May 31, 2006, included compensation expense for stock-based awards granted prior to, but not yet vested as of November 30, 2005, based on the fair value on the grant date estimated in accordance with the pro forma provisions of SFAS 123, and compensation expense for the stock-based awards granted subsequent to November 30, 2005, based on the fair value on the grant date estimated in accordance with the provisions of SFAS 123(R). In conjunction with the adoption of SFAS 123(R), we changed our method of attributing the value of stock-based compensation expense from the accelerated multiple-option method to the ratable single-option method. Compensation expense for all stock-based awards granted on or prior to November 30, 2005, will continue to be recognized using the accelerated multiple-option approach, while compensation expense for all stock-based awards granted subsequent to November 30, 2005, will be recognized using the ratable single-option method. As stock-based compensation expense recognized in our results is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Prior to fiscal year 2006, we accounted for forfeitures as they occurred for the purposes of pro forma information under SFAS 123, as disclosed in our Notes to Consolidated Financial Statements for the related periods.

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

Generally, stock options granted from our 1996 Stock Option Plan (“1996 Stock Plan”) prior to December 1, 2005, have a contractual term of ten years from the date of grant, and stock options granted from our 1996 Stock Plan on or after December 1, 2005, have a contractual term of seven years from the date of grant.

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Also see Note 9 for further discussion on stock-based compensation.

Stock-Based Compensation—Non-Employee Stock Options and Stock Options Assumed from Business Combinations

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

We assess the likelihood that we will be able to recover our deferred tax assets. We consider all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. If it is not more likely than not that we will recover our deferred tax assets, we will increase our provision for taxes by recording a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable. As a result of our analysis of all available evidence, both positive and negative, at May 31, 2006, it was considered more likely than not that our deferred tax assets would be realized with the exception of certain capital loss and foreign tax credit carryovers. The available positive evidence at May 31, 2006, included four years of historical operating profits and a projection of future income sufficient to realize most of our remaining deferred tax assets. The release of valuation allowance resulted in a $9.9 million tax benefit recorded to the income statement for the current quarter. In addition, a portion of the valuation allowance previously recorded against acquired deferred tax assets was released, generating a $7.7 million benefit recorded to goodwill. Of the remaining valuation allowance of approximately $12.5 million at May 31, 2006, we estimate that when released all $12.5 million will result in an income tax benefit, of which we estimate that approximately $1.0 million will be realized in the third and fourth quarters of fiscal year 2006.

Also see Note 11, Provision for Income Taxes.

Net Income Per Share

Basic net income per share is computed by dividing the net income available to common stockholders for the period by the weighted average number of common shares outstanding during the period less common shares subject to repurchase. Diluted net income per share is computed by dividing the net income for the period by the

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Also see Note 3, Investments in Marketable Securities.

Valuation and Impairment of Short-Term Investments

We monitor our investment portfolio for impairment on a periodic basis. In the event that the carrying value of an investment exceeds its fair value and the decline in value is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis for the investment is established. In order to determine whether a decline in value is other-than-temporary, we evaluate, among other factors: the duration and extent to which the fair value has been less than the carrying value; our financial condition and business outlook, including key operational and cash flow metrics, current market conditions and future trends in the industry; our relative competitive position within the industry; and our intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair market value.

In accordance with EITF 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” the following table summarizes the fair value and gross unrealized losses related to available-for-sale securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of May 31, 2006 (in thousands):

	Less than 12 months		Greater than 12 months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Government debt securities	$70,084	$(399)	$18,952	$(167)	$89,036	$(566)
Corporate debt securities	97,869	(770)	22,932	(118)	120,801	(888)
Asset-backed securities	59,433	(349)	2,801	(6)	62,234	(355)
Mortgage-backed securities	22,896	(176)	—	—	22,896	(176)
Obligations in foreign sovereigns	1,014	(4)	—	—	1,014	(4)

	$251,296	$(1,698)	$44,685	$(291)	$295,981	$(1,989)

U.S. Government Debt Securities: The unrealized losses on our investments in U.S. Treasury obligations and direct obligations of U.S. Government agencies were caused by rising interest rates. The contractual terms of these

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Because we have the ability and intent to hold these investments until a recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired as of May 31, 2006.

Corporate Debt Securities: The unrealized losses on our investments in corporate bonds were caused by rising interest rates. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. The corporate bonds that we hold are all high investment grade, and no credit events occurred which relate to any of these corporate bonds. Therefore, we do not believe it is probable that we will be unable to collect all amounts due according to the contractual terms of the investments. It is expected that the corporate bonds would not be settled at a price less than the amortized cost of the investment. Because we have the ability and intent to hold these investments until a recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired as of May 31, 2006.

Asset-Backed Securities: The unrealized losses on our investments in asset-backed securities were caused by rising interest rates. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. The asset-backed securities that we hold are all high investment grade, and no credit events occurred which relate to any of these asset-backed securities. Therefore, we do not believe it is probable that we will be unable to collect all amounts due according to the contractual terms of the investments. It is expected that the asset-backed securities would not be settled at a price less than the amortized cost of the investment. Because we have the ability and intent to hold these investments until a recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired as of May 31, 2006.

Mortgage-Backed Securities: The unrealized losses on our investments in mortgage-backed securities were caused by rising interest rates. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. The mortgage-backed securities that we hold are all high investment grade, and no credit events occurred which relate to any of these mortgage-backed securities. Therefore, we do not believe it is probable that we will be unable to collect all amounts due according to the contractual terms of the investments. It is expected that the mortgage-backed securities would not be settled at a price less than the amortized cost of the investment. Because we have the ability and intent to hold these investments until a recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired as of May 31, 2006.

Obligations in Foreign Sovereigns: The unrealized losses on our investments in foreign sovereign obligations were caused by rising interest rates. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Because we have the ability and intent to hold these investments until a recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired as of May 31, 2006.

Other Investments

Our investments also include minority equity investments in privately held companies that are generally carried at cost basis and are included in other assets on the balance sheet. The fair value of these investments is dependent on the performance of the companies in which we invested, as well as the volatility inherent in external markets for these investments. In assessing potential impairment, we consider these factors as well as each of the companies’ cash position, earnings/revenue outlook, liquidity and management/ownership. If we believe that an other-than-temporary decline exists, we write down the investment to market value and record the

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

related write-down as a loss on investments in our consolidated statement of operations. The carrying value of our minority equity investments is $2.4 million as of May 31, 2006, and $2.3 million as of November 30, 2005. No impairment losses were incurred in the periods presented.

Goodwill and Other Intangible Assets

In accordance with SFAS 142, “Goodwill and Other Intangible Assets,” goodwill and intangible assets with indefinite useful lives are not amortized, but are tested for impairment at least annually or as circumstances indicate their value may no longer be recoverable. Goodwill impairment testing is a two-step process: first, we screen for impairment, and if any possible impairment exists, we then undertake a second step of measuring such impairment. Other purchased intangible assets with definite useful lives are amortized over their useful lives.

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

Restructuring and Integration Costs

Our restructuring charges are comprised primarily of costs related to properties abandoned in connection with facilities consolidation, related write-down of leasehold improvements and severance and associated employee termination costs related to headcount reductions. For restructuring actions initiated prior to December 31, 2002, we followed the guidance provided by EITF 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.” We recorded the liability related to these termination costs when the plan was approved; the termination benefits were determined and communicated to the employees; the number of employees to be terminated, their locations and jobs were specifically identified; and the period of time to implement the plan was set. For restructuring actions initiated after January 1, 2003, we adopted SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred.

Our restructuring charges included accruals for estimated losses on facility costs based on our contractual obligations net of estimated sublease income based on current comparable market rates for leases. We reassess this liability periodically based on market conditions. Revisions to our estimates of this liability could materially impact our operating results and financial position in future periods if anticipated events and key assumptions, such as the timing and amounts of sublease rental income, either change or do not materialize. Should facilities operating lease rental rates decrease in these markets or should it take longer than expected to find a suitable tenant to sublease these facilities, the actual loss as of May 31, 2006, could exceed this estimate by approximately $3.5 million.

Foreign Currency Translation

All of our foreign subsidiaries use the local currency of their respective countries as their functional currency. Assets and liabilities of these subsidiaries are translated into U.S. dollars at exchange rates at the

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

balance sheet date. Income and expense items are translated at average exchange rates for the period. Cumulative translation adjustments are included as a component of accumulated other comprehensive income (loss) in stockholders’ equity.

3.	INVESTMENTS IN MARKETABLE SECURITIES

Marketable securities as of May 31, 2006, and November 30, 2005, which are classified as available-for-sale, are summarized below (in thousands):

	Purchase/ Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value	Classified on Balance Sheet as:
					Cash and Cash Equivalents	Short-term Investments
As of May 31, 2006:
U.S. Government debt securities	$108,286	$9	$(566)	$107,729	$—	$107,729
Corporate debt securities	185,185	29	(888)	184,326	22,500	161,826
Asset-backed securities	93,040	30	(355)	92,715	—	92,715
Mortgage-backed securities	42,449	26	(176)	42,299	—	42,299
Obligations in foreign sovereigns	1,014	—	(4)	1,010	—	1,010
Money market funds	6,387	—	—	6,387	6,387	—

Total	$436,361	$94	$(1,989)	$434,466	$28,887	$405,579

As of November 30, 2005:
U.S. Government debt securities	$117,639	$—	$(950)	$116,689	$—	$116,689
Corporate debt securities	270,779	10	(797)	269,992	153,823	116,169
Asset-backed securities	36,273	7	(264)	36,016	—	36,016
Marketable equity securities	6	2	—	8	—	8
Money market funds	8,865	—	—	8,865	8,865	—

Total	$433,562	$19	$(2,011)	$431,570	$162,688	$268,882

Fixed income securities included in short-term investments above, are summarized by their contractual maturities as follows (in thousands):

	As of May 31, 2006	As of November 30, 2005
Contractual maturities:
Less than one year	$130,344	$152,520
One to three years	275,235	116,354

Total	$405,579	$268,874

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table summarizes the net realized gains (losses) on short-term investments for the periods presented (in thousands):

	Three Months Ended May 31,		Six Months Ended May 31,
	2006	2005	2006	2005
Realized gains	$20	$—	$25	$—
Realized losses	(19)	—	(20)	(20)

Net realized gain (loss)	$1	$—	$5	$(20)

4.	GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill is not amortized, but is tested for impairment at least annually, or sooner, if circumstances indicate impairment may have occurred. SFAS 142 prescribes a two-step process for impairment testing of goodwill. For the first step, we screen for impairment, and if a possible impairment exists, we undertake a second step of measuring such impairment. We generally perform our goodwill impairment test annually in our fourth fiscal quarter, and the last impairment test was completed for the fiscal year ended November 30, 2005. SFAS 142 requires impairment testing based on reporting units. We periodically re-evaluate our business and have determined that we continue to operate in one segment, which we consider our sole reporting unit. Therefore, goodwill was tested and will continue to be tested for impairment at the enterprise level. To date, we have determined that there has been no impairment of goodwill.

The change in the carrying amount of goodwill for the six months ended May 31, 2006 was as follows (in thousands):

Goodwill
Balance as of November 30, 2005	$261,075
Changes in the six months ended May 31, 2006
Tax benefit related to acquired deferred tax assets	(7,732)
Currency adjustment	13,286

Balance as of May 31, 2006	$266,629

Our acquired intangible assets are subject to amortization on a straight line basis over their estimated useful lives as follows:

	Estimated Life	Weighted Average Life As of May 31, 2006
Developed technologies	3 to 5 years	4.8 years
Customer base	3 to 5 years	4.8 years
Patents/core technologies	4 to 8 years	7.7 years
Trademarks	3.5 to 5 years	4.9 years
Non-compete agreements	2 to 3 years	2.3 years
OEM customer royalty agreements	5 years	5.0 years
Maintenance agreements	3.5 to 9 years	8.2 years

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The carrying values of our amortized acquired intangible assets as of May 31, 2006, and November 30, 2005 are as follows (in thousands):

	As of May 31, 2006			As of November 30, 2005
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technologies	$47,482	$(31,050)	$16,432	$45,721	$(27,811)	$17,910
Customer base	22,140	(11,473)	10,667	21,156	(9,380)	11,776
Patents/core technologies	15,823	(3,948)	11,875	14,671	(2,689)	11,982
Trademarks	5,231	(3,024)	2,207	4,947	(2,568)	2,379
Non-compete agreements	680	(563)	117	680	(530)	150
OEM customer royalty agreements	1,000	(817)	183	1,000	(717)	283
Maintenance agreements	25,106	(5,646)	19,460	24,280	(4,018)	20,262

Total	$117,462	$(56,521)	$60,941	$112,455	$(47,713)	$64,742

Amortization of developed technologies is recorded in cost of revenue, while the amortization of other acquired intangible assets is included in operating expenses. The following summarizes the amortization expense of acquired intangible assets for the periods indicated (in thousands):

	Three Months Ended May 31,		Six Months Ended May 31,
	2006	2005	2006	2005
Amortization of acquired intangible assets
In cost of revenue	$1,330	$1,561	$2,661	$3,194
In operating expenses	2,364	2,315	4,727	4,198

Total	$3,694	$3,876	$7,388	$7,392

As of May 31, 2006, we expect the amortization of acquired intangible assets for future periods to be as follows (in thousands):

Estimated Amortization Expense
Remainder of fiscal year 2006	$7,388
Fiscal year 2007	14,655
Fiscal year 2008	14,329
Fiscal year 2009	9,777
Fiscal year 2010	4,888
Thereafter	9,904

Total	$60,941

5.	ACCRUED RESTRUCTURING AND INTEGRATION COSTS

In fiscal year 2005, we initiated a restructuring plan designed to re-align our resources and cost structure and, accordingly, recognized a restructuring charge of approximately $3.9 million for the resulting workforce reduction. The restructuring plan eliminated 49 employees, across all functions and primarily in our European

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

operations. As of May 31, 2006, $3.6 million related to this plan has been paid and all 49 employees have been terminated. We expect to utilize the remaining accrual by the end of fiscal year 2006.

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

The following is a summary of activities in accrued restructuring and integration costs for the six months ended May 31, 2006 (in thousands):

	Accrued Excess Facilities			Accrued Severance and Other			Total
	Headquarter Facilities	Staffware Integration	Subtotal	2005 Restructuring	Staffware Integration	Subtotal
Balance as of Nov 30, 2005	$28,105	$1,137	$29,242	$747	$13	$760	$30,002
Net cash utilized	(2,495)	(232)	(2,727)	(458)	(13)	(471)	(3,198)

Balance as of May 31, 2006	$25,610	$905	$26,515	$289	$—	$289	$26,804

The remaining accrued excess facilities costs represent the estimated loss on abandoned facilities, net of sublease income, which is expected to be paid over the next six years. As of May 31, 2006, $21.4 million of the $26.8 million accrued restructuring and excess facilities costs were classified as long-term liabilities based on our current expectation that we will have to pay the remaining lease payments over the remaining term of the related leases.

6.	LONG TERM DEBT AND LINE OF CREDIT

Mortgage Note Payable

In connection with the purchase of our corporate headquarters in June 2003, we recorded a $54.0 million mortgage note payable to a financial institution collateralized by the commercial real property acquired. The balance on the mortgage note payable was $49.3 million and $50.1 million as of May 31, 2006 and November 30, 2005, respectively.

The mortgage note payable carries a fixed annual interest rate of 5.09% and a 20-year amortization. The $33.9 million principal balance that will be remaining at the end of the ten-year term will be due as a final lump sum payment on July 1, 2013. Under the currently applicable terms of the mortgage note agreements, we are prohibited from acquiring another company without prior consent from the lender unless we maintain at least $300.0 million of cash or cash equivalents, and meet other non-financial terms as defined in the agreements. In addition, we are subject to certain non-financial covenants as defined in the agreements. We were in compliance with all covenants as of May 31, 2006.

In 2003, we also capitalized $0.7 million in financing fees in connection with the mortgage note payable. These fees are being amortized to interest expense over the ten-year term of the loan.

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Line of Credit

We have a $20.0 million revolving line of credit that matures on June 20, 2007. The revolving line of credit is available for cash borrowings and for the issuance of letters of credit up to $20.0 million. As of May 31, 2006, no borrowings were outstanding under the facility and a $13.0 million irrevocable letter of credit was outstanding, leaving $7.0 million of available credit for additional letters of credit or cash borrowings. The $13.0 million irrevocable letter of credit outstanding was issued in connection with the mortgage note payable. The letter of credit automatically renews for successive one-year periods, until the mortgage note payable has been satisfied in full. We are required to maintain a minimum of $40.0 million in unrestricted cash, cash equivalents and short-term investments, net of total current and long-term indebtedness, as well as comply with other non-financial covenants defined in the agreement. As of May 31, 2006, we were in compliance with all covenants under the revolving line of credit.

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

As of May 31, 2006, in connection with bank guarantees issued by some of our international subsidiaries, we had $3.1 million of restricted cash which is included in Other Assets on our Condensed Consolidated Balance Sheets.

Prepaid Land Lease

In June 2003, we entered into a 51-year lease of the land upon which our corporate headquarters is located. The lease was paid in advance for a total of $28.0 million, but is subject to adjustments every ten years based upon changes in fair market value. Should it become necessary, we have the option to prepay any rent increases due as a result of a change in fair market value. This prepaid land lease is being amortized using the straight-line method over the life of the lease; the portion to be amortized over the next 12 months is included in Other Current Assets and the remainder is included in Other Assets on our Condensed Consolidated Balance Sheets.

Operating Commitments

At various locations worldwide, we lease office space and equipment under non-cancelable operating leases with various expiration dates through April 2015. Rental expense was approximately $2.1 million and $2.2 million for the three month periods ended May 31, 2006 and 2005, respectively, and $4.5 million and $4.1 million for the six month periods ended May 31, 2006 and 2005, respectively.

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

As of May 31, 2006, contractual commitments associated with indebtedness and lease obligations were as follows (in thousands):

	Total	Remainder of 2006	2007	2008	2009	2010	Thereafter
Operating commitments:
Debt principal	$49,255	$910	$1,892	$1,990	$2,094	$2,203	$40,166
Debt interest	15,337	1,244	2,417	2,318	2,215	2,106	5,037
Operating leases	30,881	3,343	6,180	4,981	3,982	3,224	9,171

Total operating commitments	95,473	5,497	10,489	9,289	8,291	7,533	54,374
Restructuring-related commitments:
Gross lease obligations	33,935	3,138	7,368	7,515	7,551	7,720	643
Estimated sublease income	(6,685)	(1,552)	(1,948)	(1,031)	(1,015)	(1,050)	(89)

Net restructuring-related commitment	27,250	1,586	5,420	6,484	6,536	6,670	554

Total commitments	$122,723	$7,083	$15,909	$15,773	$14,827	$14,203	$54,928

Future minimum lease payments under restructured non-cancelable operating leases are included in Accrued Restructuring and Excess Facilities Costs in our Condensed Consolidated Balance Sheets.

Derivative Instruments

We conduct business in North America, South America, Europe, Asia Pacific and the Middle East. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or changes in economic conditions in foreign markets. A majority of our sales are currently made in U.S. dollars. To manage currency exposure related to net assets and liabilities denominated in foreign currencies, we enter into forward contracts for certain foreign denominated assets and liabilities. We do not enter into derivative financial instruments for trading purposes. Gains and losses on forward contracts are included in Other Income (Expense) in our Condensed Consolidated Statements of Operations. Our forward contracts generally have original maturities of 30 days. We had four outstanding forward contracts with total notional amounts of $41.3 million as of May 31, 2006, which are summarized as follows (in thousands):

	Notional Value Local Currency	Notional Value USD	Fair Value Gain/(Loss) USD
Forward contracts (sold)
EURO	27,000	$34,860	$(254)
British Pound	2,000	3,763	(27)
Japanese Yen	200,000	1,791	(11)
South African Rand	6,000	899	1

		$41,313	$(291)

Indemnifications

Our software license agreements typically provide for indemnification of customers for intellectual property infringement claims. To date, no such claims have been filed against us. We also warrant to customers that software products operate substantially in accordance with the software product’s specifications. Historically, we

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

have incurred minimal costs related to product warranties, and, as such, no accruals for warranty costs have been made. In addition, we indemnify our officers and directors under the terms of indemnity agreements entered into with them, as well as pursuant to our certificate of incorporation, bylaws and applicable Delaware law. To date, we have incurred costs for the payment of legal fees in connection with the legal proceedings detailed in Note 8, Legal Proceedings.

8.	LEGAL PROCEEDINGS

Securities Class Action and Shareholder Derivative Suits

In May 2005, three purported shareholder class action complaints were filed against us and several of our officers in the U.S. District Court for the Northern District of California. The plaintiffs in such actions are seeking to represent a class of purchasers of our common stock from September 21, 2004, through March 1, 2005. The complaints generally allege that we made false or misleading statements concerning our operating results, our business and internal controls and the integration of Staffware and seek unspecified monetary damages. Because the outcome of this litigation is undetermined and we cannot reasonably estimate the possible loss or range of loss which may arise from the litigation, we have not recorded an accrual for possible damages.

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

IPO Allocation Suit

We, certain of our directors and officers and certain investment bank underwriters have been named in a putative class action for violation of the federal securities laws in the U.S. District Court for the Southern District of New York, captioned “In re TIBCO Software Inc. Initial Public Offering Securities Litigation.” This is one of a number of cases challenging underwriting practices in the initial public offerings (each, an “IPO”) of more than 300 companies, which have been coordinated for pretrial proceedings as “In re Initial Public Offering Securities Litigation.” Plaintiffs generally allege that the underwriters engaged in undisclosed and improper underwriting activities, namely the receipt of excessive brokerage commissions and customer agreements regarding post-offering purchases of stock in exchange for allocations of IPO shares. Plaintiffs also allege that various investment bank securities analysts issued false and misleading analyst reports. The complaint against us claims that the purported improper underwriting activities were not disclosed in the registration statements for our IPO and secondary public offering and seeks unspecified damages on behalf of a purported class of persons who purchased our securities or sold put options during the time period from July 13, 1999, to December 6, 2000.

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

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

Stock Benefit Plans

1996 Stock Option Plan. In 1996, we adopted the 1996 Stock Plan. The 1996 Stock Plan provides for the granting of stock options to our employees and consultants. Options granted under the 1996 Stock Plan may be either incentive stock options or nonqualified stock options. Incentive stock options may be granted only to employees (including officers and directors who are employees). Nonqualified stock options may be granted to our employees and consultants. Options granted are not generally exercisable immediately and generally vest over four years. Our stock option agreements generally provide for partial accelerated vesting if there is a change in control of the Company. Also, one employee has entered into an agreement with the Company and certain employees are covered by a change in control severance plan of the Company that provide for partial accelerated vesting if there is a change in control of the Company. Generally, stock options granted from our 1996 Stock Plan prior to December 1, 2005 have a contractual term of ten years from the date of grant, and stock options granted from our 1996 Stock Plan on or after December 1, 2005 have a contractual term of seven years from the date of grant.

The 1996 Stock Plan provides for an automatic increase to the number of shares of common stock reserved for issuance to be added on the first day of each fiscal year, equal to the lesser of (i) 60 million shares, (ii) 5% of the outstanding shares of our common stock, or (iii) a lesser amount determined by the Board of Directors. As of May 31, 2006, there were 28.7 million shares reserved for grant under this plan. We expect to continue granting a majority of our new stock options from the reserved shares under this plan, at least for the foreseeable future.

Talarian Stock Option Plans. In April 2002, we assumed all of the Talarian Stock Option Plans (the “Talarian Plans”) in connection with our acquisition of Talarian. At the date of acquisition all outstanding options of Talarian common stock were converted, according to the exchange ratio, into options of our common stock with terms and conditions equivalent to those applicable at the time of conversion. We recorded an initial $0.7 million of deferred compensation related to 486,000 options assumed and converted under the Talarian Plans in fiscal year 2002. There were 0.1 million shares reserved for grant under the Talarian Plans as of May 31, 2006 that were subsequently canceled in June 2006.

2000 Extensibility Stock Option Plan. In 2000, we adopted the 2000 Extensibility Stock Option Plan (the “Extensibility Plan”) in connection with options assumed in our acquisition of Extensibility. Extensibility employees who continued service with us were granted options with terms and conditions equivalent to those applicable at the date of acquisition. There were less than 0.1 million shares reserved for grant under this plan as of May 31, 2006 that were subsequently canceled in June 2006.

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

1998 Director Option Plan. In February 1998, we adopted the 1998 Director Option Plan (the “Director Plan”). As amended in April 2002, the Director Plan provides for an automatic initial grant of 100,000 shares to members of the Board who are not employees of the Company (“Outside Directors”). At any subsequent annual re-election, each Outside Director shall be granted an option to purchase 40,000 additional shares. Options are granted at an exercise price not less than the fair market value of the stock on the date of grant and become exercisable over a three-year period with a third of the shares vesting annually. Options granted prior to February 27, 2006 have a term not to exceed ten years, and options granted on or after February 27, 2006 have a term not to exceed seven years. Any Outside Director with over one year of consecutive service prior to the effective date of the Director Plan received an initial grant of 450,000 shares. As of May 31, 2006, there were 2.3 million shares reserved for grant under this plan.

The activities under all stock option plans are summarized as follows (in thousands, except per share data):

	Six Months Ended May 31, 2006
	Options	Weighted Average Exercise Price
Options outstanding as of November 30, 2005	46,266	$7.01
Granted	779	8.12
Exercised	(1,997)	5.08
Forfeited	(927)	6.81
Expired	(244)	11.56

Options outstanding as of May 31, 2006	43,877	7.10

Options vested and exercisable as of May 31, 2006	32,739	$7.11

Options expected-to-vest as of May 31, 2006	41,878	$7.09

All vested options are exercisable. The following table summarizes information about stock options outstanding as of May 31, 2006 (in thousands, except number of years and per share data):

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number of Shares Underlying Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Shares Underlying Options	Weighted Average Exercise Price
$0.20	5,863	0.58	$0.20	5,863	$0.20
$0.21 to $5.54	4,824	5.14	3.45	4,057	3.20
$5.55 to $6.29	5,161	6.92	6.02	3,939	6.03
$6.30 to $6.63	4,969	8.91	6.62	1,260	6.62
$6.64 to $7.30	5,385	8.03	7.24	2,479	7.25
$7.31 to $8.00	6,461	5.96	7.93	5,433	7.97
$8.01 to $11.96	5,121	6.35	10.30	3,763	10.81
$11.97 to $13.58	5,492	5.65	12.52	5,344	12.52
$13.59 to $71.81	601	4.02	29.62	601	29.62

Total	43,877	5.83	$7.10	32,739	$7.11

The weighted-average remaining contractual life for all exercisable stock options at May 31, 2006 was 5.03 years. The weighted-average remaining contractual life of all vested and expected-to-vest stock options at May 31, 2006 was 5.71 years.

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The intrinsic value of stock options outstanding, exercisable and expected-to-vest is calculated based on the difference between the exercise price and the quoted market price of our common stock as of the close of the last trading day of the fiscal period. The aggregate intrinsic value of stock options outstanding at May 31, 2006 was $75.7 million, of which $67.8 million was related to exercisable options. The aggregate intrinsic value of stock options vested and expected-to-vest net of estimated forfeitures was $74.5 million.

The intrinsic value of exercised stock options is calculated based on the difference between the exercise price and the quoted market price of our common stock as of the close of the exercise date. The aggregate intrinsic value of exercised stock options was $1.7 million and $0.9 million during the three months ended May 31, 2006 and 2005, respectively, and $6.2 million and $8.9 million during the six months ended May 31, 2006 and 2005, respectively. No windfall tax benefits were expected to be realized in the fiscal periods reported.

Employee Stock Purchase Program. In June 1999, we amended the 1996 Stock Plan to include the ESPP. Employees are generally eligible to participate in the ESPP if they are customarily employed by us for more than 20 hours per week and more than 5 months in a calendar year and are not (and would not become as a result of being granted an option under the ESPP) 5% stockholders of the Company. Under the ESPP, eligible employees may select a rate of payroll deduction up to 10% of their eligible compensation subject to certain maximum purchase limitations.

In fiscal year 2005, our ESPP was revised in response to the recent changes in accounting for stock-based payments, as stated in SFAS 123(R). These changes to our ESPP were effective as of the purchase period beginning February 1, 2005. The plan before the revision had an offering period with a maximum duration of two years (the “offering period”) and consisted of four six-month purchase periods, and the price at which the common stock was purchased was 85% of the lesser of the fair market value of our common stock on the first day of the applicable offering period or on the last day of that purchase period. The revised ESPP offers one six-month offering period, and the price at which the common stock is purchased is 95% of the market value of our common stock on the last day of the offering period. As the administrative burden and tax consequences appear to outweigh any benefit that our international employees might receive from participating in the ESPP, we have also chosen to exclude all non-U.S. employees from the ESPP.

Our revised ESPP is deemed non-compensatory under the provisions of SFAS 123(R). Accordingly, there is no compensation cost recorded for our ESPP under SFAS 123(R).

We issued approximately 0.1 million shares under our ESPP, representing approximately $1.1 million in employee contributions for the three months ended February 28, 2006. There were no ESPP purchases for the three months ended May 31, 2006. As of May 31, 2006, there were 0.8 million shares reserved under this program for future purchases.

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Stock-Based Compensation

On December 1, 2005, we adopted SFAS 123(R) using the modified prospective transition method. SFAS 123(R) requires the measurement and recognition of compensation expense for all stock-based awards made to our employees and directors including employee stock options, and other stock-based awards based on estimated fair values. The following table summarizes the impact of the adoption of SFAS 123(R) on stock-based compensation costs for employees on our Condensed Consolidated Statements of Operations for the three and six months ended May 31, 2006 (in thousands, except per share data):

	Three Months Ended May 31, 2006	Six Months Ended May 31, 2006
Employee stock-based compensation classified as:
Cost of license	$11	$26
Cost of service and maintenance	520	1,151
Research and development expense	896	2,018
Sales and marketing expense	1,088	2,409
General and administrative expense	1,219	2,698

Total employee stock-based compensation	3,734	8,302
Tax effect on employee stock-based compensation	(971)	(971)

Net effect on net income	$2,763	$7,331

Effect on net income per share—Basic	$(0.01)	$(0.03)

Effect on net income per share—Diluted	$(0.01)	$(0.03)

We also incurred stock-based compensation expenses related to non-employee stock options of less than $0.1 million for both the three and six months ended May 31, 2006. We did not capitalize any stock-based compensation in any of the fiscal periods reported.

Prior to the adoption of SFAS 123(R), we accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under SFAS 123. Under the intrinsic value method, no stock-based compensation expense for grants of employee stock options had been recognized in our results of operations in the prior period, because the exercise price of the stock options granted to employees and directors equaled the fair market value of the underlying stock at the date of grant. In accordance with the modified prospective transition method that we used in adopting SFAS 123(R), our Consolidated Statements of Operations prior to fiscal year 2006 have not been restated to reflect, and do not include, the impact of SFAS 123(R).

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The table below reflects net income and net income per share, and pro forma information for the three and six months ended May 31, 2005 (in thousands, except income per share amounts):

	Three Months Ended May 31, 2005	Six Months Ended May 31, 2005
Net income, before stock-based compensation for employees	$21,731	$32,119
Add: Stock-based compensation expense for employees previously determined under intrinsic value method, net of tax effect	8	17
Less: Stock-based compensation expense for employees determined under fair value based method, net of tax effect	(2,985)	(7,616)

Pro forma net income, after effect of stock-based compensation for employees	$18,754	$24,520

Pro forma net income per share:
Basic—as reported	$0.10	$0.15

Basic—pro forma, after effect of stock-based compensation for employees	$0.09	$0.11

Diluted—as reported	$0.10	$0.14

Diluted—pro forma, after effect of stock-based compensation for employees	$0.09	$0.11

As of May 31, 2006, total unamortized stock-based compensation cost related to unvested stock options was $15.2 million, with the weighted average recognition period of 1.18 years.

Compensation costs for all stock-based awards granted on or prior to November 30, 2005 will continue to be recognized using the accelerated multiple-option approach, while compensation expense for all stock-based awards granted subsequent to November 30, 2005 will be recognized using the ratable single-option method.

Upon adoption of SFAS 123(R), we selected the Black-Scholes option pricing model as the most appropriate model for determining the estimated fair value for stock-based awards. The use of the Black-Scholes model requires the use of extensive actual employee exercise behavior data and the use of a number of complex assumptions including expected volatility, risk-free interest rate, and expected dividends. The following table summarizes the assumptions used to value options granted in the respective periods, and the grant-date fair value of the stock options granted during the respective periods:

	Three Months Ended May 31,		Six Months Ended May 31,
	2006	2005	2006	2005
Risk free interest rate	4.91%	3.72%	4.46-4.91%	3.53-3.72%
Expected term	4.3 years	3.0 years	4.3 years	3.0 years
Dividend yield	0.0	0.0	0.0	0.0
Expected volatility	40.0%	60.6%	40.0-43.0%	60.6-64.4%

Weighted average fair value of stock option (per share)	$3.32	$2.82	$3.25	$3.02

Beginning December 1, 2005, we estimated the volatility of our stock using historical volatility as well as the implied volatility in market-traded options on our common stock in accordance with guidance in SFAS 123(R) and SAB 107. Management determined that a blend of implied volatility and historical volatility is more

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

The risk-free interest rate assumption is based upon observed interest rates appropriate for the expected term of our employee stock options. The dividend yield assumption is based on our history and expectation of dividend payouts.

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

As stock-based compensation expense recognized in our results for the three and six months ended May 31, 2006, is based on awards ultimately expected to vest, the amount has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on our historical experience. Prior to fiscal year 2006, we accounted for forfeitures as they occurred for the purposes of pro forma information under SFAS 123, as disclosed in our Notes to Consolidated Financial Statements for the related periods. The cumulative impact due to the change in accounting principle for forfeitures was immaterial, and therefore was not recorded as a separate line item in the financial statements.

Our ESPP as revised in 2005, is deemed non-compensatory under the provision of SFAS 123(R). Accordingly, we do not estimate the fair value of our ESPP awards using any valuation model or assumptions as there is no compensation cost to be recorded for our ESPP under SFAS 123(R).

10.	COMPREHENSIVE INCOME

Comprehensive income includes net income and other comprehensive income (loss), which consists of unrealized gains (losses) on available-for-sale securities and cumulative translation adjustments. A summary of the comprehensive income for the periods indicated is as follows (in thousands):

	Three Months Ended May 31,		Six Months Ended May 31,
	2006	2005	2006	2005
Net income	$24,472	$21,731	$30,073	$32,119
Translation gain (loss)	14,966	(2,722)	17,893	(2,762)
Change in unrealized gain (loss) on investments, net of taxes	66	364	121	(492)

Comprehensive income	$39,504	$19,373	$48,087	$28,865

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Components of accumulated other comprehensive income (loss), disclosed as a separate component of stockholders’ equity in the accompanying Condensed Consolidated Balance Sheets, are as follows (in thousands):

	Unrealized Gain (Loss) in Available-for-Sale Securities	Foreign Currency Translation	Accumulated Other Comprehensive Income (Loss)
Balance as of November 30, 2005	$(2,017)	$(12,329)	$(14,346)
Net change during six month period	121	17,893	18,014

Balance as of May 31, 2006	$(1,896)	$5,564	$3,668

11.	PROVISION FOR INCOME TAXES

We make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes. Our effective tax rate for the three months ended May 31, 2006 was impacted by our adoption of SFAS 123(R), additional taxes incurred attributable to repatriation of foreign earnings from our UK subsidiaries, the release of valuation allowance and the reversal of tax reserves related to certain UK interest expense deductions as a result of the receipt of a favorable tax ruling from the UK Inland Revenue in the second quarter of fiscal year 2006.

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

We assess the likelihood that we will be able to recover our deferred tax assets. We consider all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. If it is not more likely than not that we will recover our deferred tax assets, we will increase our provision for taxes by recording a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable. As a result of our analysis of all available evidence, both positive and negative, at May 31, 2006, it was considered more likely than not that our deferred tax assets would be realized with the exception of certain capital loss and foreign tax credit carryovers. The available positive evidence at May 31, 2006, included four years of historical operating profits and a projection of future income sufficient to realize most of our remaining deferred tax assets. The release of valuation allowance resulted in a $9.9 million tax benefit recorded to the income statement for the current quarter. In addition, a portion of the valuation allowance previously recorded against acquired deferred tax assets was released, generating a $7.7 million benefit recorded to goodwill. Of the remaining valuation allowance of approximately $12.5 million at May 31, 2006, we estimate that when released all $12.5 million will result in an income tax benefit, of which we estimate that approximately $1.0 million will be realized in the third and fourth quarters of fiscal year 2006.

As of May 31, 2006, we believed that the amount of the deferred tax assets recorded on our balance sheet as a result of the release of valuation allowance during the second quarter of fiscal year 2006 would ultimately be recovered. However, should there be a change in our ability to recover our deferred tax assets, our tax provision would increase in the period in which we determine that it is more likely than not that we cannot recover our deferred tax assets.

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The following table sets forth the computation of basic and diluted net income per share for the periods indicated (in thousands, except per share data):

	Three Months Ended May 31,		Six Months Ended May 31,
	2006	2005	2006	2005
Net income	$24,472	$21,731	$30,073	$32,119

Weighted-average common stock shares used to compute basic net income per share	209,777	214,551	210,177	214,651
Effect of dilutive common stock equivalents:
Options to purchase common stock	10,005	7,392	9,799	11,082

Weighted-average common stock shares used to compute diluted net income per share	219,782	221,943	219,976	225,733

Net income per share—Basic	$0.12	$0.10	$0.14	$0.15

Net income per share—Diluted	$0.11	$0.10	$0.14	$0.14

The following potential common share equivalents are not included in the diluted net income per share calculation above, because their effect was anti-dilutive for the periods indicated (in thousands):

	Three Months Ended May 31,		Six Months Ended May 31,
	2006	2005	2006	2005
Options to purchase common stock	13,087	23,109	20,576	14,845

13.	RELATED PARTY TRANSACTIONS

Reuters

We have commercial arrangements with affiliates of Reuters Group PLC (“Reuters”), one of our stockholders. During fiscal year 2005, Reuters reduced its holdings such that as of November 30, 2005, Reuters owned less than 1% of our outstanding shares of common stock. Beginning December 1, 2005, Reuters was no longer considered a related party. Transactions with Reuters subsequent to November 30, 2005, are presented along with other non-related party transactions and are no longer separately disclosed as related party transactions.

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Revenue from Reuters consists primarily of product license and maintenance fees on its sales of TIBCO products under the terms of our license, maintenance and distribution agreement with Reuters (the “Reuters Agreement”). Revenue from Reuters, while it was considered a related party during the three and six months ended May 31, 2005, respectively, is summarized as follows (in thousands):

	Three Months Ended May 31, 2005	Six Months Ended May 31, 2005
License fees	$1,668	$16,038
Service and maintenance revenue:
Maintenance	1,532	4,261
Services contracts	24	75

Total service and maintenance	1,556	4,336

Total revenue from Reuters	$3,224	$20,374

Percent of total revenue	3%	10%

License revenue from Reuters for the six months ended May 31, 2005, was primarily related to a $9.9 million upfront, minimum, non-refundable license fee received pursuant to the terms of an amendment to the Reuters Agreement we entered into in February 2005. We did not have transactions with Reuters of a similar amount in the three and six months ended May 31, 2006.

Accounts receivable due from Reuters was $1.2 million as of November 30, 2005. We incurred an immaterial amount in royalty and commission expense payable to Reuters in the three and six month period ended May 31, 2005, respectively.

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

Our revenue by geographic region, based on the location at which each sale originates, is summarized as follows (in thousands):

	Three Months Ended May 31,		Six Months Ended May 31,
	2006	2005	2006	2005
Americas:
United States of America	$58,375	$51,924	$116,782	$106,787
Other Americas	2,324	983	4,269	1,959
Europe, Middle East and Africa:
United Kingdom	18,139	17,327	28,288	42,948
Other Europe	26,518	21,133	59,347	36,731
Asia Pacific	15,891	10,021	27,141	17,109

Total Revenue	$121,247	$101,388	$235,827	$205,534

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

No customer accounted for more than 10% of total revenue for the three and six months ended May 31, 2006. Revenue from Reuters accounted for 3% and 10% of total revenue for the three and six months ended May 31, 2005, respectively. No customer had a balance in excess of 10% of our net accounts receivable at May 31, 2006, or November 30, 2005.

Our long-lived assets, which are tangible assets such as property and equipment, by major country are summarized as follows (in thousands):

	As of May 31, 2006	As of November 30, 2005
United States of America	$107,124	$110,063
United Kingdom	3,707	3,615
Other countries	3,253	2,779

Total long–lived assets	$114,084	$116,457

15.	BUSINESS COMBINATIONS

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

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

16.	STOCK REPURCHASE PROGRAMS

In September 2004, our Board of Directors approved a two-year stock repurchase program pursuant to which we repurchased $50.0 million of our outstanding common stock. The program was completed by the end of the first quarter of fiscal year 2006.

In December 2005, our Board of Directors approved a new eighteen-month stock repurchase program pursuant to which we may repurchase up to $100.0 million of our outstanding common stock. The timing and amount of any repurchases is dependent upon market conditions and other corporate considerations. As of May 31, 2006, $67.0 million remained for future repurchases under this stock repurchase program.

All repurchased shares of common stock have been retired. The following table summarizes the activities under the stock repurchase programs for the periods indicated (in thousands, except per share data):

	Three Months Ended May 31,		Six Months Ended May 31,
	2006	2005	2006	2005
Cash used for repurchases during the period	$20,762	$24,255	$33,982	$26,024

Shares repurchased during the period	2,500	3,500	4,200	3,650

Average price per share	$8.30	$6.93	$8.09	$7.13

TIBCO SOFTWARE INC.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements relate to expectations concerning matters that are not historical facts. Words such as “projects,” “believes,” “anticipates,” “plans,” “expects,” “intends,” and similar words and expressions are intended to identify forward-looking statements. These forward-looking statements include, but are not limited to: statements related to our expected business; results of operations; future financial position; our ability to increase our revenues; the mix of our revenues between license, service and maintenance revenues; the effect of stock-based compensation on our financial results; our financing plans and capital requirements; our costs of revenue; our expenses; our potential tax benefit or liabilities; the effect of recent accounting pronouncements; our investments, debt service and principal repayment obligations; cash flows and our ability to finance operations from cash flows; other similar matters; and statements based on current expectations, estimates, forecasts and projections about the economies and markets in which we operate and our beliefs and assumptions regarding these economies and markets.

These forward-looking statements are based on current expectations and involve known and unknown risks and uncertainties that may cause our actual results, operating performance or achievements to be materially different from those expressed or implied by the forward-looking statements. We believe that the expectations reflected in the forward-looking statements are reasonable, but we cannot assure you that those expectations will prove to be correct. Factors that could cause or contribute to such differences include, but are not limited to: our ability to address new markets and complex technologies by delivering successful, new products on a timely basis; the impact of competitive products and pricing; the success of our strategic relationships; charges for restructuring and option expenses; other costs; and other risk factors detailed in this Quarterly Report on Form 10-Q for the second fiscal quarter of 2006 and other periodic filings with the SEC. All forward-looking statements are expressly qualified in their entirety by these factors and all related cautionary statements. We do not undertake any obligation to update any forward-looking statements.

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

TIBCO SOFTWARE INC.

TIBCO Products and Services

We offer a wide range of products that can be sold individually to solve specific technical challenges in business integration and process management, but the emphasis of our product development and sales efforts is to create products that interoperate seamlessly and that can be sold together as a suite to enable businesses to be more cost-effective, agile and efficient. Our product offerings are broken into three categories: service-oriented architecture (“SOA”), business process management (“BPM”) and business optimization.

•	SOA: Our software enables organizations to migrate their IT infrastructure to SOA by turning information and functions into discrete and reusable components that can be invoked from across the business and aggregated with other such services to create “composite applications.” This helps companies streamline the integration and orchestration of assets across technological, organizational and geographical boundaries. Our products give companies the flexibility to do these things using the standards or technologies that best meet their needs in specific situations (such as HTTP, e-mail, J2EE, EDI, Messaging, .NET or Web Services) without replacing existing technologies or committing to any one technology across their enterprise. Our SOA offerings encompass our traditional messaging and integration products.

•	BPM: Our software enables the automation and coordination of the assets and tasks that make up business processes. This software can coordinate the human and electronic resources inside a business and their network of customers and partners. Our products not only automate routine tasks and exception handling, but orchestrate long-lived activities and transactions that cut across organizational and geographical boundaries. Our software enables organizations to provide a higher level of customer satisfaction, retain customers, maximize partnerships with other businesses and out-execute their competitors.

•	Business optimization: Our software automatically routes information to appropriate recipients, allows users access to up-to-date information whenever they need it, and provides users with the ability to analyze and act on information. This helps line-level employees perform their jobs, helps managers identify and analyze problems and opportunities, and gives customers the ability to get accurate and consistent information directly or through salespeople, service personnel or customer care representatives.

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

Our revenue is generally derived from a diverse customer base. No single customer represented greater than 10% of total revenue for the three and six months ended May 31, 2006. Revenue from Reuters accounted for 3% of total revenue for the three months ended May 31, 2005 and 10% of total revenue for the six months ended

TIBCO SOFTWARE INC.

May 31, 2005. As of May 31, 2006, no single customer had a balance in excess of 10% of our net accounts receivable. We establish allowances for doubtful accounts based on our evaluation of collectibility and an allowance for returns and discounts based on specifically identified credits and historical experience.

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

Our significant accounting policies are described in Note 2 to the annual consolidated financial statements as of and for the year ended November 30, 2005, included in our Annual Report on Form 10-K filed with the SEC on February 10, 2006 and notes to condensed consolidated financial statements as of and for the three and six month periods ended May 31, 2006, included herein. Our most critical accounting policies include the following:

•	revenue recognition;

•	allowances for doubtful accounts, returns and discounts;

•	stock-based compensation;

•	valuation and impairment of investments;

•	goodwill and other intangible assets;

•	impairment of long-lived assets;

•	restructuring and integration costs; and

•	accounting for income taxes.

Since November 30, 2005, our accounting policies for stock-based compensation for employee stock-based awards and accounting for income taxes have been modified and are described below.

Stock-Based Compensation—Employee Stock-Based Awards

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

SFAS 123(R) requires companies to estimate the fair value of stock-based awards on the date of grant using an option pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our Consolidated Statements of Operations. We adopted SFAS 123(R) using the modified prospective transition method which requires the application of the accounting standard starting from December 1, 2005, the first day of our fiscal year 2006. Our Consolidated Financial Statements, as of and for the three and six months ended May 31, 2006, reflect the impact of SFAS 123(R). Stock-based compensation expense for the three and six months ended May 31, 2006, was $3.7 million and $8.3 million, respectively, which consisted primarily of stock-based compensation expense related to employee stock options recognized under SFAS 123(R). Our ESPP, as revised in 2005, is deemed to be non-compensatory, and therefore, no stock-based compensation expense was recognized related to our ESPP.

TIBCO SOFTWARE INC.

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

Stock-based compensation expense recognized during a period is based on the value of the portion of stock-based awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the three and six months ended May 31, 2006, included compensation expense for stock-based awards granted prior to, but not yet vested as of November 30, 2005, based on the fair value on the grant date estimated in accordance with the pro forma provisions of SFAS 123, and compensation expense for the stock-based awards granted subsequent to November 30, 2005, based on the fair value on the grant date estimated in accordance with the provisions of SFAS 123(R). In conjunction with the adoption of SFAS 123(R), we changed our method of attributing the value of stock-based compensation expense from the accelerated multiple-option method to the ratable single-option method. Compensation expense for all stock-based awards granted on or prior to November 30, 2005, will continue to be recognized using the accelerated multiple-option approach, while compensation expense for all stock-based awards granted subsequent to November 30, 2005, will be recognized using the ratable single-option method. As stock-based compensation expense now recognized in our results is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Prior to fiscal year 2006, we accounted for forfeitures as they occurred for the purposes of pro forma information under SFAS 123, as disclosed in our Notes to Consolidated Financial Statements for the related periods.

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

Generally, stock options granted from our 1996 Stock Plan prior to December 1, 2005, have a contractual term of ten years from the date of grant, and stock options granted from our 1996 Stock Plan on or after December 1, 2005, have a contractual term of seven years from the date of grant.

Also see Note 9 to the Consolidated Financial Statements on Stock-Based Compensation.

Accounting for Income Taxes

On November 10, 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 123(R)-3 “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards” that allows for a simplified method to establish the beginning balance of the additional paid-in capital pool (“APIC Pool”) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC Pool and Consolidated Statements of Cash Flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123(R). As of May 31, 2006, we were still in the process of calculating the APIC Pool.

We make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes.

TIBCO SOFTWARE INC.

We assess the likelihood that we will be able to recover our deferred tax assets. We consider all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. If it is not more likely than not that we will recover our deferred tax assets, we will increase our provision for taxes by recording a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable. As a result of our analysis of all available evidence, both positive and negative, at May 31, 2006, it was considered more likely than not that our deferred tax assets would be realized with the exception of certain capital loss and foreign tax credit carryovers. The available positive evidence at May 31, 2006, included four years of historical operating profits and a projection of future income sufficient to realize most of our remaining deferred tax assets. The release of valuation allowance resulted in a $9.9 million tax benefit recorded to the income statement for the current quarter. In addition, a portion of the valuation allowance previously recorded against acquired deferred tax assets was released, generating a $7.7 million benefit recorded to goodwill. Of the remaining valuation allowance of approximately $12.5 million at May 31, 2006, we estimate that when released all $12.5 million will result in an income tax benefit, of which we estimate that approximately $1.0 million will be realized in the third and fourth quarters of fiscal year 2006.

As of May 31, 2006, we believed that the amount of the deferred tax assets recorded on our balance sheet as a result of the release of valuation allowance during the second quarter of fiscal year 2006 would ultimately be recovered. However, should there be a change in our ability to recover our deferred tax assets, our tax provision would increase in the period in which we determine that it is more likely than not that we cannot recover our deferred tax assets.

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

RESULTS OF OPERATIONS

For purposes of presentation, we have indicated the second quarter of fiscal years 2006 and 2005 as ended on May 31, 2006 and 2005, respectively; whereas in fact, the second quarter of fiscal years 2006 and 2005 actually ended on June 4, 2006 and May 29, 2005, respectively. All amounts presented in the tables in the following sections on Results of Operations are stated in thousand of dollars, except for percentages and unless otherwise stated.

In June 2004, we acquired Staffware plc, a provider of BPM solutions that enable businesses to automate, refine and manage their processes. Our consolidated results of operations have included incremental revenue and costs related to the former Staffware operations since the date of acquisition. Due to the structure of our multi-product Enterprise License Agreements, which often combine TIBCO and Staffware products, we are not able to separately report the portion of revenue attributable solely to the Staffware components. In addition, we have fully integrated the former Staffware personnel and operations into our worldwide operations, and therefore, we are not able to separately track or report the performance of the former Staffware operations.

TIBCO SOFTWARE INC.

The following table sets forth the components of our results of operations as percentages of total revenue for the periods indicated:

	Three Months Ended May 31,		Six Months Ended May 31,
	2006	2005	2006	2005
Revenue:
License revenue:
Non-related parties	43%	40%	43%	37%
Related parties	—	1	—	8

Total license revenue	43	41	43	45

Service and maintenance revenue:
Non-related parties	55	56	56	51
Related parties	—	1	—	2
Billed expenses	2	2	1	2

Total service and maintenance revenue	57	59	57	55

Total revenue	100	100	100	100

Cost of revenue:
Cost of license revenue	3	3	3	3
Cost of service and maintenance	24	28	24	26

Total cost of revenue	27	31	27	29

Gross profit	73	69	73	71

Operating expenses:
Research and development	18	17	19	16
Sales and marketing	32	35	33	33
General and administrative	9	8	9	9
Restructuring charges	—	4	—	2
Amortization of acquired intangible assets	2	2	2	2

Total operating expenses	61	66	63	62

Income from operations	12	3	10	9

Interest income	4	4	4	3
Interest expense	—	(1)	—	(1)
Other expense, net	—	—	—	—

Income before income taxes	16	6	14	11
Provision for (benefit from) income taxes	(4)	(15)	1	(4)

Net income	20%	21%	13%	15%

REVENUE

Total Revenue

Our total revenue consisted primarily of license, consulting and maintenance fees from our customers and partners.

	Three Months Ended May 31,			Six Months Ended May 31,
	2006	2005	Change	2006	2005	Change
Total revenue	$121,247	$101,388	20%	$235,827	$205,534	15%

TIBCO SOFTWARE INC.

Total revenue for the second quarter of fiscal year 2006 compared to the same period last year increased by $19.9 million or 20%. The increase was comprised of a $9.1 million or 15% increase in service and maintenance revenue and a $10.8 million or 26% increase in license revenue. Total revenue for the first half of fiscal year 2006 compared to the same period last year increased by $30.3 million or 15%. The increase was comprised of a $22.4 million or 20% increase in service and maintenance revenue and a $7.9 million or 9% increase in license revenue.

We do not have revenue from any entities that we consider related parties in the current quarter or the first half of fiscal year 2006, as compared to $3.2 million and $20.4 million of revenue from related parties for the second quarter and the first half of fiscal year 2005, respectively, representing approximately 3% and 10% of our total revenue for the respective periods. Reuters was considered a related party in the first half of fiscal year 2005, but during fiscal year 2005, Reuters reduced its holdings such that as of November 30, 2005, Reuters owned less than 1% of our outstanding common stock. Beginning December 1, 2005, Reuters was no longer considered a related party. Pursuant to the terms of the amendment to the Reuters Agreement that we entered into in February 2005, Reuters had the right to distribute certain of our products in conjunction with the sale by Reuters to end users of its market data delivery solutions. The initial term of the amendment was one year, which Reuters had the option to extend upon payment of additional license fees. Reuters did not exercise the option to extend the Reuters Agreement, and the option has lapsed. The initial $9.9 million upfront, minimum, non-refundable license fee was recognized as related party license revenue in the first quarter of fiscal year 2005. Another $1.1 million under the amended Reuters Agreement represents maintenance fees and was recognized ratably over the one year maintenance period.

We have no single customer that accounted for more than 10% of total revenue in the current quarter or the first half of fiscal year 2006. Reuters accounted for approximately 10% of total revenue for the first half of 2005.

We experienced growth in total revenue from all major geographic regions. In particular, we had a high rate of growth in revenue from the Asia Pacific region in the first half of fiscal year 2006. See Note 14 to the Condensed Consolidated Financial Statements for amounts of total revenue by region. The percentages of total revenue from the geographic regions are summarized as follows:

	Three Months Ended May 31,		Six Months Ended May 31,
	2006	2005	2006	2005
North America	50%	52%	51%	53%
Europe, Middle East and Africa (“EMEA”)	37	38	37	39
Asia Pacific	13	10	12	8

Total Revenue	100%	100%	100%	100%

Our total revenue may fluctuate from quarter to quarter, based in part upon seasonality in our business.

License Revenue and Cost

	Three Months Ended May 31,			Six Months Ended May 31,
	2006	2005	Change	2006	2005	Change
License revenue	$52,513	$41,750	26%	$100,662	$92,770	9%
As percent of total revenue	43%	41%		43%	45%

Cost of license revenue	$3,434	$3,225	6%	$7,343	$6,157	2%
As percent of total revenue	3%	3%		3%	3%
As percent of license revenue	7%	8%		7%	7%

TIBCO SOFTWARE INC.

License revenue increased 26% for the current quarter as compared to the same quarter last year, and increased 9% for the first half of fiscal year 2006 as compared to the same period last year. For the second quarter and first half of fiscal year 2005, respectively, we recognized $1.7 million and $16.0 million of license revenue from a former related party, Reuters. We do not have transactions with Reuters of a similar amount in the current quarter or the first half of fiscal year 2006.

Our license revenue in a particular period is dependent upon the timing and number of license deals, and their relative size. Selected statistical data about our license revenue deals for the respective periods is summarized as follows:

	Three Months Ended May 31,		Six Months Ended May 31,
	2006	2005	2006	2005
Number of license deals of $1.0 million or over	14	7	27	20
Number of license deals over $0.1 million	92	83	153	139
Average size of license deals over $0.1 million (in million)	$0.5	$0.4	$0.6	$0.6

Cost of license revenue mainly consisted of royalty costs and amortization of developed technology acquired through corporate acquisitions. Cost of license revenue remained approximately 3% of total revenue in the current quarter and the same quarter last year. The increase in absolute dollars in cost of license revenue in the current quarter as compared to the same quarter last year resulted primarily from an increase of $0.3 million of royalty cost.

For the first half of fiscal year 2006 as compared to the same period last year, cost of license revenue also remained approximately 3% of total revenue in the respective periods. The increase in absolute dollars in cost of license revenue in the first half of fiscal year 2006 as compared to the same period last year resulted primarily from an increase of $1.3 million of royalty cost. The amount of royalty cost we incur is primarily dependent on the mix of products that we sell, and will fluctuate from time to time.

For the remainder of fiscal year 2006, we estimate license revenues to be approximately 40% to 55% of our total revenue, and we estimate the cost of license revenue to remain approximately 5% to 10% of license revenue.

Service and Maintenance Revenue and Cost

	Three Months Ended May 31,			Six Months Ended May 31,
	2006	2005	Change	2006	2005	Change
Service and maintenance revenue	$68,734	$59,638	15%	$135,165	$112,764	20%
As percent of total revenue	57%	59%		57%	55%

Cost of service and maintenance	28,704	28,177	2%	57,470	52,816	9%
As percent of total revenue	24%	28%		24%	26%
As percent of service and maintenance revenue	42%	47%		43%	47%

Service and maintenance revenue increased $9.1 million or 15% for the current quarter compared to the same quarter last year. This increase was primarily comprised of a $6.6 million increase in maintenance revenue, and a $1.8 million increase in consulting revenue. Maintenance revenue increased primarily due to the continuous growth in our installed software base. Consulting revenue increased due to our focus on providing more installation and implementation services to our customers.

TIBCO SOFTWARE INC.

Cost of service and maintenance consists primarily of compensation of professional services, customer support personnel and third-party contractors, and associated expenses related to providing consulting services. Cost of service and maintenance increased $0.5 million or 2% for the current quarter as compared to the same quarter last year. The cost of service and maintenance revenue decreased as a percentage of total revenue, primarily due to the relative proportion of maintenance revenue increase. The increase in absolute dollars in the current quarter as compared to the same quarter last year resulted primarily from a $0.5 million increase in stock-based compensation, a $0.8 million increase in other personnel compensation, a $0.4 million increase in travel costs, offset by a $0.4 million decrease in third-party contractor compensation and consulting fees, and a net $0.8 million decrease in other costs. Increased stock-based compensation was due to the adoption of SFAS 123(R) in fiscal year 2006 as further discussed below. Increased other personnel compensation cost was primarily due to an increase in our customer support and professional services staff.

For the first half of fiscal year 2006, service and maintenance revenue increased 20% compared to the same period last year. The increase was comprised of a $6.9 million increase in consulting revenue, and a $14.2 million increase in maintenance revenue.

Cost of service and maintenance increased $4.7 million or 9% for the first half of fiscal year 2006 as compared to the same period last year. Cost of service and maintenance decreased as a percentage of total revenue, primarily due to the relative proportion of maintenance revenue increase. The increase in absolute dollars in the first half of fiscal year 2006 as compared to the same period last year resulted primarily from a $1.1 million increase in stock-based compensation, a $2.8 million increase in other personnel compensation, a $0.9 million increase in travel costs, a $0.4 million increase in third-party contractor compensation and consulting fees, offset by a net $0.5 million decrease in other costs.

For the remainder of fiscal year 2006, we estimate service and maintenance revenue to be approximately 45% to 60% of our total revenue. We estimate the cost of service and maintenance revenue to increase in absolute dollars and in line with increasing service and maintenance revenue in the near future.

STOCK-BASED COMPENSATION

The stock-based compensation cost was included in the Condensed Consolidated Statements of Operations corresponding to the same functional lines as cash compensation paid to the same employees, as follows:

	Three Months Ended May 31,			Six Months Ended May 31,
	2006	2005	Change	2006	2005	Change
Stock-based compensation, included in:
Cost of license	$11	$—		$26	$—
Cost of service and maintenance	520	5		1,151	9

Total in cost of revenue	531	5		1,177	9

Research and development expense	896	3		2,018	7
Sales and marketing expense	1,030	(61)		2,371	24
General and administrative expense	1,219	—		2,698	1

Total in operating expense	3,145	(58)		7,087	32

Total stock-based compensation	$3,676	$(53)	$3,729	$8,264	$41	$8,223

As percent of total revenue	3%	—%		4%	—%

On December 1, 2005, we adopted SFAS 123(R), which requires recognition of compensation expense for all stock-based awards made to employees in our Consolidated Statements of Operations. Prior to the adoption of

TIBCO SOFTWARE INC.

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

Stock-based compensation cost recorded prior to fiscal year 2006 was related to non-employee stock options and stock options we assumed from business acquisitions in prior years. Such stock-based compensation cost in fiscal year 2006 was insignificant, and was included in the total stock-based compensation cost above. Also see Note 9 to the Consolidated Financial Statements on Stock-Based Compensation.

For the remainder of fiscal year 2006, we estimate our total stock-based compensation cost to be $3.5 million to $5.0 million per quarter.

OPERATING EXPENSES

Research and Development Expenses

Research and development expenses consist primarily of personnel, third party contractors and related costs associated with the development and enhancement of our suite of products.

	Three Months Ended May 31,			Six Months Ended May 31,
	2006	2005	Change	2006	2005	Change
Research and development expenses:
Research and development expenses, excluding stock-based compensation	$21,078	$17,266		$41,933	$33,452
Stock-based compensation expenses	896	3		2,018	7

Total research and development expenses	$21,974	$17,269	27%	$43,951	$33,459	31%

As percent of total revenue	18%	17%		19%	16%

Research and development expenses increased by $4.7 million or 27% in the current quarter as compared to the same quarter last year, resulting primarily from a $0.9 million increase in stock-based compensation, a $3.2 million increase in other personnel compensation due to increased headcount, and a $0.8 million increase in expensed software and equipment.

For the first half of fiscal year 2006 as compared to last year, research and development expenses increased by $10.5 million or 31%, resulting primarily from a $2.0 million increase in stock-based compensation, a $6.2 million increase in other personnel compensation due to increased headcount, and a $1.0 million increase in expensed software and equipment.

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

	Three Months Ended May 31,			Six Months Ended May 31,
	2006	2005	Change	2006	2005	Change
Sales and marketing expenses:
Sales and marketing expenses, excluding stock-based compensation	$38,385	$35,150		$75,692	$69,271
Stock-based compensation expenses	1,030	(61)		2,371	24

Total sales and marketing expenses	$39,415	$35,089	12%	$78,063	$69,295	13%

As percent of total revenue	32%	35%		33%	34%

The $4.3 million or 12% increase in sales and marketing expense for the current quarter as compared to the same quarter last year was primarily due to a $1.0 million increase in stock-based compensation, a $1.5 million increase in other personnel compensation, a $0.8 million increase in lead generation and marketing programs, and a $0.8 million increase in sales referral fees. The increase in other personnel compensation was mainly related to increased commission and incentives to employees due to higher commissionable revenue.

The $8.8 million or 13% increase in sales and marketing expense for the first half of fiscal year 2006 as compared to the same period last year was primarily due to a $2.3 million increase in stock-based compensation, a $2.6 million increase in other personnel compensation, a $1.7 million increase in sales referral fees, a $1.4 million increase in travel costs, a $0.9 million increase of facilities cost, and a $0.7 million increase in lead generation and marketing programs, offset by a net decrease of $0.8 million in other costs. The increase in facilities costs was mainly due to additional costs to support expanded sales operations.

For the remainder of fiscal year 2006, we intend to selectively increase staff in our direct sales organization and to increase our marketing efforts. Accordingly, we estimate that sales and marketing expenses will increase in absolute dollars, and will continue to account for approximately 30% to 35% of total revenue.

General and Administrative Expenses

General and administrative expenses consist primarily of personnel and related costs for general corporate functions, including executive, legal, finance, accounting and human resources.

	Three Months Ended May 31,			Six Months Ended May 31,
	2006	2005	Change	2006	2005	Change
General and administrative expenses:
General and administrative expenses, excluding stock-based compensation	$9,144	$8,655		$18,052	$18,454
Stock-based compensation expenses	1,219	—		2,698	1

Total general and administrative expenses	$10,363	$8,655	20%	$20,750	$18,455	12%

As percent of total revenue	9%	9%		9%	9%

General and administrative expenses increased by $1.7 million or 20% in the current quarter as compared to the same quarter last year, primarily due to a $1.2 million increase in stock-based compensation, a $1.8 million increase in other personnel compensation, offset by a $0.7 million decrease in professional fees, primarily legal, accounting and tax consulting fees, and a $0.6 million decrease in bad debt expenses.

TIBCO SOFTWARE INC.

The $2.3 million or 12% increase in general and administrative expenses for the first half of fiscal year 2006 as compared to the same period last year was primarily due to a $2.7 million increase in stock-based compensation, a $1.7 million increase in other personnel compensation, offset by a $2.0 million decrease in professional fees, primarily legal, accounting and tax consulting fees, a $0.7 million decrease in bad debt expense, and a net $0.6 million increase of other costs.

For the remainder of fiscal year 2006, we will continue to invest in improving our corporate infrastructure to enhance effective management of internal controls, and we therefore estimate that general and administrative spending will increase in absolute dollars and will account for approximately 8% to 10% of total revenue.

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

	Three Months Ended May 31,			Six Months Ended May 31,
	2006	2005	Change	2006	2005	Change
Amortization of acquired intangible assets, included in:
Cost of revenue	$1,330	$1,561		$2,661	$3,194
Operating expenses	2,364	2,315		4,727	4,198

Total amortization of acquired intangible assets	$3,694	$3,876	(5)%	$7,388	$7,392	—%

As percent of total revenue	3%	4%		3%	4%

The decrease in amortization of developed technologies, as included in cost of revenue, in the current quarter and first half of fiscal year 2006 as compared to the same respective periods of fiscal year 2005 was primarily due to certain intangible assets acquired in earlier years which are now fully amortized. The increase in amortization of other acquired intangible assets, as included in operating expenses, in the current quarter and the first half of fiscal year 2006 as compared to the same respective periods last year was primarily due to the addition of acquired intangible assets recorded from the Objectstar and Velosel acquisitions in fiscal year 2005. See Note 4 to Condensed Consolidated Financial Statements for further detail on acquired intangible assets.

We expect amortization of previously acquired intangible assets to be approximately $3.7 million per quarter for the remainder of fiscal year 2006.

Interest Income

	Three Months Ended May 31,			Six Months Ended May 31,
	2006	2005	Change	2006	2005	Change
Interest income	$4,970	$3,598	38%	$9,356	$6,382	47%

As percent of total revenue	4%	4%		4%	3%

The increase in interest income in the current quarter and the first half of fiscal year 2006 as compared to the same respective periods last year was primarily due to a higher investment balance and increased interest rates on our investments.

TIBCO SOFTWARE INC.

Interest Expense

	Three Months Ended May 31,			Six Months Ended May 31,
	2006	2005	Change	2006	2005	Change
Interest expenses	$646	$688	(6)%	$1,300	$1,370	(5)%

As percent of total revenue	—%	1%		—%	1%

Interest expense is related to a $54.0 million mortgage note issued in connection with the purchase of our corporate headquarters. The mortgage note is payable to a financial institution collateralized by the commercial real property acquired, and carries a fixed annual interest rate of 5.09% and a 20-year amortization. The slight decrease of interest expense for the current quarter and the first half of fiscal year 2006 as compared to the same respective periods last year is due to principal amortization of the mortgage note. See Note 6 to Condensed Consolidated Financial Statements for further detail on the mortgage note payable.

Other Income (Expense), Net

Other income (expense), net, is comprised of realized gains and losses on investments and other miscellaneous income and expense items. Realized gain (loss) on investments represents gains or losses realized when such investments are sold and when other-than-temporary impairment on individual securities is recorded.

	Three Months Ended May 31,			Six Months Ended May 31,
	2006	2005	Change	2006	2005	Change
Other income (expenses), net :
Foreign exchange gain (loss), net	$(10)	$405		$115	$692
Realized gain (loss) on short-term investments, net	1	—		5	(20)
Miscellaneous income (expense), net	70	1		(12)	87

Total other income, net	$61	$406	(85)%	$108	$759	(86)%

As percent of total revenue	—%	—%		—%	—%

The decrease in other income, net, in absolute dollars for the current quarter and the first half of fiscal year 2006 as compared to the same respective periods last year was due to lower foreign exchange gains and increased other miscellaneous expenses.

Provision for Income Taxes

	Three Months Ended May 31,			Six Months Ended May 31,
	2006	2005	Change	2006	2005	Change
Provision for (benefit from) income taxes	$(5,094)	$(15,500)	$10,406	$1,614	$(8,937)	$10,551
Effective tax rate	(26%)	(249%)		5%	(39%)

During the three months ended May 31, 2006, the effective tax rate was negative 26% and differs from our projected annual effective tax rate of 29% for fiscal year 2006, primarily due to both the release of valuation allowance of $9.9 million and the reversal of tax reserves of $1.6 million related to certain UK interest expense deductions as a result of the receipt of a favorable tax ruling from the UK Inland Revenue in the second quarter of fiscal year 2006. Both of these items are treated as discrete events allocable to the second quarter of fiscal year 2006. Our effective tax rate of negative 26% for the three months ended May 31, 2006, differs from the effective tax rate of negative 249% used to record the provision for income taxes for the comparable period in fiscal year 2005, primarily due to a significantly larger valuation allowance release in the second quarter of fiscal year 2005,

TIBCO SOFTWARE INC.

the tax impact of the stock compensation charge under SFAS 123(R) and additional taxes incurred attributable to repatriation of foreign earnings from our UK subsidiaries in fiscal year 2006.

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

We assess the likelihood that we will be able to recover our deferred tax assets. We consider all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. If it is not more likely than not that we will recover our deferred tax assets, we will increase our provision for taxes by recording a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable. As a result of our analysis of all available evidence, both positive and negative, at May 31, 2006, it was considered more likely than not that our deferred tax assets would be realized with the exception of certain capital loss and foreign tax credit carryovers. The available positive evidence at May 31, 2006, included four years of historical operating profits and a projection of future income sufficient to realize most of our remaining deferred tax assets. The release of valuation allowance resulted in a $9.9 million tax benefit recorded to the income statement for the current quarter. In addition, a portion of the valuation allowance previously recorded against acquired deferred tax assets was released, generating a $7.7 million benefit recorded to goodwill. Of the remaining valuation allowance of approximately $12.5 million at May 31, 2006, we estimate that when released all $12.5 million will result in an income tax benefit, of which we estimate that approximately $1.0 million will be realized in the third and fourth quarters of fiscal year 2006.

As of May 31, 2006, we believed that the amount of the deferred tax assets recorded on our balance sheet as a result of the release of valuation allowance during the second quarter of fiscal year 2006 would ultimately be recovered. However, should there be a change in our ability to recover our deferred tax assets, our tax provision would increase in the period in which we determine that it is more likely than not that we cannot recover our deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

Current Cash Flows

As of May 31, 2006, we had cash, cash equivalents and short-term investments totaling $495.3 million, an increase of $17.6 million as compared to November 30, 2005. Our short-term available-for-sale investments, which primarily consist of high grade corporate debt, U.S. government debt securities and asset-based securities, totaled $405.6 million as of May 31, 2005 and $268.9 million as of November 30, 2005.

Net cash provided by operating activities for the six months ended May 31, 2006 was $45.8 million, resulting from net income of $30.1 million, adjusted for non-cash charges including $14.9 million of depreciation and amortization, $8.3 million in stock-based compensation, and adjusted for net change in assets and liabilities, including a $7.1 million increase of deferred revenue due to increased billings of maintenance and a $15.4 million decrease in liabilities due to payments made during the six months.

To the extent that non-cash items increase or decrease our future operating results, there will be no corresponding impact on our cash flows. After excluding the effects of these non-cash charges, the primary

TIBCO SOFTWARE INC.

changes in cash flows relating to operating activities result from changes in working capital. Our primary source of operating cash flows is the collection of accounts receivable from our customers, including maintenance which is typically billed annually in advance. Our operating cash flows are also impacted by the timing of payments to our vendors for accounts payable and other liabilities. We generally pay our vendors and service providers in accordance with the invoice terms and conditions. The timing of cash payments in future periods will be impacted by the terms of accounts payable arrangements and the timing of our cash inflows.

Net cash used for investing activities was $143.1 million for the six months ended May 31, 2006, which resulted primarily from the net purchases of short-term investments of $136.6 million, $5.1 million for capital expenditures and $1.3 million increase in restricted cash pledged as security.

Net cash used for financing activities was $23.7 million for the six months ended May 31, 2006, which resulted primarily from $34.0 million used to repurchase our shares of common stock on the open market, offset by $11.2 million cash received from the exercise of stock options and the sale of common stock under our ESPP. Under our current stock repurchase program approved in December 2005, approximately $67.0 million remained available for future repurchases as of the end of the second quarter of fiscal year 2006. The timing and amount of any repurchases is dependent upon market conditions and other corporate considerations.

Starting in fiscal year 2006, in accordance with SFAS 123(R), a part of the tax benefit related to stock-based awards will be classified as cash flows from financing activities, instead of cash flows from operating activities. Even though we do not have this item in the current quarter or the first half of fiscal year 2006, our cash flows from operating activities may decrease by this tax benefit in future quarters and be offset by an increase in cash flows from financing activities.

We anticipate our operating expenses will grow in absolute dollars and in line with total revenue for the foreseeable future, and we intend to fund our operating expenses through cash flows from operations. Our capital expenditures are estimated to be approximately $10.0 million to $15.0 million for fiscal year 2006. We expect to use primarily our current cash resources to fund capital expenditures, acquisitions or investments in complementary businesses, technologies or product lines, and repurchases of our common stock. We believe that our current cash, cash equivalents and short-term investments together with expected cash flows from operations will be sufficient to meet our anticipated cash requirements for working capital, capital expenditures, and currently approved stock repurchases for at least the next 12 months.

Commitments with Banks

In June 2003, we purchased our corporate headquarters with a $54.0 million mortgage note to lower our operating costs. The principal balance of $33.9 million that will be remaining at the end of the ten-year term will be due as a final lump sum payment on July 1, 2013. Under the currently applicable terms of the mortgage note agreements, we are prohibited from acquiring another company without prior consent from the lender unless we maintain at least $300.0 million of cash or cash equivalents, and meet other non-financial terms as defined in the agreements. In addition, we are subject to certain non-financial covenants as defined in the agreements. We were in compliance with all covenants as of May 31, 2006.

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

We have a $20.0 million revolving line of credit that matures on June 20, 2007. The revolving line of credit is available for cash borrowings and for the issuance of letters of credit up to $20.0 million. As of May 31, 2006,

TIBCO SOFTWARE INC.

no borrowings were outstanding under the facility and a $13.0 million irrevocable letter of credit was outstanding, leaving $7.0 million of available credit for additional letters of credit or cash borrowings. The $13.0 million irrevocable letter of credit outstanding was issued in connection with the mortgage note payable. The letter of credit automatically renews for successive one-year periods, until the mortgage note payable has been satisfied in full. We are required to maintain a minimum of $40.0 million in unrestricted cash, cash equivalents and short-term investments, net of total current and long-term indebtedness, as well as comply with other non-financial covenants defined in the agreement. As of May 31, 2006, we were in compliance with all covenants under the revolving line of credit.

As of May 31, 2006, we had $3.1 million in restricted cash in connection with bank guarantees issued by some of our international subsidiaries. The cash collateral is presented as restricted cash and included in Other Assets on the Condensed Consolidated Balance Sheets.

Operating Commitments

At various locations worldwide, we lease office space and equipment under non-cancelable operating leases with various expiration dates through April 2015. Rental expenses were approximately $2.1 million and $2.2 million for the three months ended May 31, 2006 and 2005, respectively, and $4.5 million and $4.1 million for the six months ended May 31, 2006 and 2005, respectively.

As of May 31, 2006, contractual commitments associated with indebtedness and lease obligations were as follows, (in thousands):

	Total	Remainder of 2006	2007	2008	2009	2010	Thereafter
Operating commitments:
Debt principal	$49,255	$910	$1,892	$1,990	$2,094	$2,203	$40,166
Debt interest	15,337	1,244	2,417	2,318	2,215	2,106	5,037
Operating leases	30,881	3,343	6,180	4,981	3,982	3,224	9,171

Total operating commitments	95,473	5,497	10,489	9,289	8,291	7,533	54,374
Restructuring-related commitments:
Gross lease obligations	33,935	3,138	7,368	7,515	7,551	7,720	643
Estimated sublease income	(6,685)	(1,552)	(1,948)	(1,031)	(1,015)	(1,050)	(89)

Net restructuring-related commitment	27,250	1,586	5,420	6,484	6,536	6,670	554

Total commitments	$122,723	$7,083	$15,909	$15,773	$14,827	$14,203	$54,928

Future minimum lease payments under restructured non-cancelable operating leases are included in Accrued Restructuring and Excess Facilities Costs in our Condensed Consolidated Balance Sheets.

Indemnification

Our software license agreements typically provide for indemnification of customers for intellectual property infringement claims. To date, no such claims have been filed against us. We also warrant to customers that software products operate substantially in accordance with the software product’s specifications. Historically, we have incurred minimal costs related to product warranties, and, as such, no accruals for warranty costs have been made. In addition, we indemnify our officers and directors under the terms of indemnity agreements entered into with them, as well as pursuant to our certificate of incorporation, bylaws and applicable provisions of Delaware law. To date, we have incurred costs for the payment of legal fees in connection with the legal proceedings detailed in Note 8 to Condensed Consolidated Financial Statements.

TIBCO SOFTWARE INC.

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

Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates, or we may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates. As of May 31, 2006, we had an investment portfolio of fixed income securities totaling $405.6 million, excluding those classified as cash and cash equivalents. Our investments consist primarily of marketable debt instruments of the U.S. Government and its agencies, high-quality corporate debt securities, asset-backed and mortgage-backed debt securities. These securities are classified as available-for-sale and are recorded on the balance sheet at fair market value with unrealized gains or losses reported as a separate component of stockholders’ equity. Unrealized losses are charged against income when a decline in fair market value is determined to be other-than-temporary. The specific identification method is used to determine the cost of securities sold.

A hypothetical 100 basis point increase in interest rates would result in an approximate $3.7 million decrease in the fair value of our available-for-sale debt securities as of May 31, 2006.

FOREIGN CURRENCY RISK

We develop products in the United States of America and sell products in North America, South America, Europe, Asia Pacific and the Middle East. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. A majority of sales are currently made in U.S. dollars; however, a strengthening of the dollar could make our products less competitive in foreign markets. To manage currency exposure related to net assets and liabilities denominated in foreign currencies, we enter into forward contracts for certain foreign denominated assets and liabilities. Our forward contracts generally have original maturities of approximately 30 days. Gains and losses on the forward contracts are recognized each period in our Consolidated Statements of Operations. We do not enter into derivative financial instruments for trading purposes.

As of May 31, 2006, we had four outstanding forward contracts with total notional amounts of $41.3 million, which are summarized as follows (in thousands):

	Notional Value Local Currency	Notional Value USD	Fair Value Gain/(Loss) USD
Forward contracts (sold)
EURO	27,000	$34,860	$(254)
British Pound	2,000	3,763	(27)
Japanese Yen	200,000	1,791	(11)
South African Rand	6,000	899	1

		$41,313	$(291)

TIBCO SOFTWARE INC.

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

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

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

Period-to-period comparisons of our operating results may not be a good indication of our future performance. Moreover, our operating results in some quarters have not in the past, and may not in the future, meet the expectations of stock market analysts and investors. This has in the past and may in the future cause our stock price to decline. As a result of the evolving nature of the markets in which we compete and the size of our customer agreements, we have difficulty accurately forecasting our revenue in any given period. In addition to the factors discussed elsewhere in this section, a number of factors may cause our revenue to fall short of our expectations, or those of stock market analysts and investors, or cause fluctuations in our operating results, including:

•	the announcement or introduction of new or enhanced products or services by our competitors;

•	the relatively long sales cycles for many of our products;

•	the tendency of some of our customers to wait until the end of a fiscal quarter or our fiscal year in the hope of obtaining more favorable terms;

•	the timing of our new products or product enhancements or any delays in such introductions;

•	the delay or deferral of customer implementations of our products;

•	changes in customer budgets and decision making processes that could affect both the timing and size of any transaction;

•	our dependence on large deals, which if such deals do not close, can greatly impact revenues for a particular quarter;

•	the timing, size and mix of orders from customers;

•	the impact of our provision of services and customer-negotiated contractual terms on our recognition of license revenue;

•	any difficulty we encounter in integrating acquired businesses, products or technologies;

•	the amount and timing of operating costs and capital expenditures relating to the expansion of our operations;

•	the impact of employee stock-based compensation expenses on our earnings per share; and

•	changes in local, national and international regulatory requirements.

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

The stock market in general and the stock prices of technology companies in particular, have experienced volatility which has often been unrelated to the operating performance of any particular company or companies. For example, during the first half of fiscal year 2006, our stock price fluctuated between a high of $9.02 and a low of $7.05. If market or industry-based fluctuations continue, our stock price could decline in the future regardless of our actual operating performance and investors could lose all or part of their investments.

We are required to recognize expense for stock-based compensation related to stock-based awards, and the recognition of this expense could cause the trading price of our common stock to decline.

On December 1, 2005, we adopted SFAS 123(R) which requires the measurement and recognition of compensation expense for all stock-based awards made to employees and directors based on estimated fair values. As a result, starting with fiscal year 2006, our operating results contain a charge for stock-based compensation expense related to employee stock options. This charge is in addition to stock-based compensation expense we have recognized in prior periods related to non-employee stock options and business acquisitions. The application of SFAS 123(R) requires the use of an option-pricing model to determine the fair value of stock-based awards. This determination of fair value is affected by our stock price, as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, expected stock price volatility, expected term, risk-free interest rate and expected dividends. As a result of the adoption of SFAS 123(R), in the first half of fiscal year 2006, our earnings were lower than they would have been had we not been required to adopt SFAS 123(R). This will continue to be the case for future periods, and we cannot accurately predict the magnitude of this effect on our earnings in future periods. Further, we cannot predict what the impact will be on the trading price of our common stock as a result of the adoption of SFAS 123(R).

Increases in services revenues as a percentage of total revenues may decrease overall margins.

We have in the past realized and may continue in the future to realize a higher percentage of revenues from services and maintenance. For example, for the second quarter ended May 31, 2006, our service and maintenance revenue represented 57% of our total revenue as compared to 59% for the same quarter last year, and for the first half of fiscal year 2006, our service and maintenance revenue represented 57% of our total revenue as compared to 55% for the same period last year. We realize lower profit margins on our services and maintenance revenues than on our software license revenues. In addition, we may contract with certain third parties to supplement the services we provide to customers, which may yield lower margins than our internal services business. As a result, if services and maintenance revenues increase as a percentage of total revenues or if we increase our use of third parties to provide services, our profit margins may decrease which could impact our stock price.

We must overcome significant competition in order to succeed.

The market for our products and services is extremely competitive and subject to rapid change. We compete with a variety of large and small providers of solutions for enterprise application integration, SOA, BPM and business optimization, including companies such as IBM, Oracle, Microsoft, BEA, SAP, Filenet, Pegasystems and webMethods. We believe that of these companies, IBM has the potential to offer the most complete competitive set of products relative to our offerings. As a result of our acquisition of Staffware, we now also compete directly with a wider variety of BPM solutions. In addition, some of our competitors are expanding their competitive product offerings and market position through acquisitions and internal research and development. For example, Sun Microsystems acquired SeeBeyond in August 2005, potentially making Sun Microsystems a direct competitor of ours as well. BEA has also acquired companies that expand its offerings, such as Fuego in March 2006, which potentially makes BEA a more direct competitor in BPM solutions. We expect additional competition from other established and emerging companies. We also face competition for certain aspects of our

TIBCO SOFTWARE INC.

product and service offerings from major systems integrators. Further, we may face increasing competition from open source software initiatives, in which competitors provide software and intellectual property without charging license fees. If customers choose such open source products over our proprietary software, our revenues and earnings could be adversely affected.

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

If we are not successful in developing enhancements to existing products and new products in a timely manner, achieving customer acceptance for our existing and new product offerings or generating higher average selling prices, our gross margins may decline, and our business and operating results may suffer. Furthermore, any of our new product offerings or significant enhancements to current product offerings could cause some customers to delay making new or additional purchases while they fully evaluate any new offerings we might have introduced to the market, which in turn may slow sales and adversely affect operating results for an indeterminate period of time.

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

For example, beginning in the first quarter of fiscal year 2006, we were required to comply with SFAS 123(R), which mandates accounting for our stock-based awards to employees based on the fair value method and recording the compensation expense in our results of operations. Due to this, our net income and net income per share have been reduced. In the second quarter of fiscal year 2006, we recorded $3.7 million in stock-based compensation expense as compared to less than $0.1 million for the same quarter last year, and in the first half of fiscal year 2006, we recorded $8.3 million in stock-based compensation expense as compared to less than $0.1 million for the same period last year.

Our strategy contemplates possible future acquisitions which may result in us incurring unanticipated expenses or additional debt, difficulty in integrating our operations and dilution to our stockholders and may harm our operating results.

Our success depends in part on our ability to continually enhance and broaden our product offerings in response to changing technologies, customer demands and competitive pressures. We have in the past and may in the future, acquire complementary businesses, products or technologies. In this regard, we have made strategic acquisitions, including the acquisition of certain assets of Velosel and ObjectStar in 2005, and the acquisition of Staffware plc and General Interface Corporation in 2004. We do not know if we will be able to complete any subsequent acquisition or that we will be able to successfully integrate any acquired business, operate it profitably or retain its key employees. Integrating any newly acquired business, product or technology could be expensive and time-consuming, could disrupt our ongoing business and could distract our management. In particular, integrating sales forces and strategies for marketing and sales has in the past required and will likely

TIBCO SOFTWARE INC.

require in the future, substantial time, effort and expense, especially from our management team. Therefore, we might not be able, either immediately post-acquisition or ever, to replicate the pre-acquisition revenues achieved by companies that we acquire or achieve the benefits of the acquisition we anticipated in valuing the businesses, products or technologies we acquire. Furthermore, the costs of integrating acquired companies in international transactions can be particularly high, due to local laws and regulations. If we are unable to integrate any newly acquired entity, products or technology effectively, our business, financial condition and operating results would suffer. In addition, any amortization or impairment of acquired intangible assets, stock-based compensation or other charges resulting from the costs of acquisitions could harm our operating results.

In addition, we may face competition for acquisition targets from larger and more established companies with greater financial resources. Also, in order to finance any acquisition, we might need to raise additional funds through public or private financings or use our cash reserves. In that event, we could be forced to obtain equity or debt financing on terms that are not favorable to us, and in the case of equity financing that may result in dilution to our stockholders. Use of our cash reserves for acquisitions could limit our financial flexibility in the future. Moreover, the terms of existing loan agreements may prohibit certain acquisitions or may place limits on our ability to incur additional indebtedness or issue additional equity securities to finance acquisitions. If we are not able to acquire strategically attractive businesses, products or technologies, we may not be able to remain competitive in our industry.

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

Our business is subject to variations throughout the year due to seasonal factors in the U.S. and worldwide. These factors include fewer selling days in Europe during the summer vacation season which has a disproportionate effect on sales in Europe, the impact of the holidays and a slow down in capital expenditures by our customers at calendar year-end (during our first fiscal quarter). These factors typically result in lower sales activity in our first and third fiscal quarters compared to the rest of the year, and they make quarter-to-quarter comparisons of our operating results less meaningful.

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

Sarbanes-Oxley imposes duties on us, our executives and directors. We completed our fiscal year 2005 evaluation of the design, remediation and testing of effectiveness of our ICFR required to comply with the management certification and attestation by our independent registered public accounting firm as required by Section 404 of Sarbanes-Oxley. While our assessment, testing and evaluation of the design and operating effectiveness of our ICFR resulted in our conclusion that as of November 30, 2005, our ICFR were effective, we cannot predict the outcome of our testing in future periods. If we conclude in future periods that our ICFR is not effective, we may be required to change our ICFR to remediate deficiencies, investors may lose confidence in the reliability of our financial statements, and we may be subject to investigation and/or sanctions by regulatory authorities. Also, if we identify areas of our ICFR that require improvement, we could incur additional expenses to implement enhanced processes and controls to address such issues. Any such events could adversely affect our financial results and/or may result in a negative reaction in the stock market.

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

TIBCO SOFTWARE INC.

incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, or as executive officers.

If we cannot successfully recruit and retain highly skilled employees, we may not be able to execute our business strategy effectively.

If we fail to retain and recruit key management and other skilled employees, our business and our ability to obtain new customers, develop new products and provide acceptable levels of customer service could suffer. As we grow, we must invest significantly in building our sales, marketing and engineering groups. Competition for these people in the SOA market is intense, and we may not be able to successfully recruit, train or retain qualified personnel. We are competing against companies with greater financial resources and name recognition for these employees, and as such, there is no assurance that we will be able to meet our hiring needs or hire the most qualified candidates. The success of our business is also heavily dependent on the leadership of our key management personnel, including Vivek Ranadivé, our President and Chief Executive Officer. The loss of one or more key employees could adversely affect our continued operations.

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

We have historically used equity incentive programs, such as employee stock options and stock purchase plans, as a part of overall employee compensation arrangements. As a result of changes in the financial accounting standards, we have changed our stock purchase plan, reduced the size and number of stock option grants we give to our employees and may make further changes to our equity compensation programs, all of which may decrease the effectiveness of our plans as employee retention tools. In addition, the volatility of our stock price may negatively impact the value of such equity incentives, thereby diminishing the value of such incentive programs to employees and decreasing the effectiveness of such programs as retention tools.

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

We cannot be certain that our products do not infringe issued patents or other intellectual property rights of others. In addition, our use of open source software components in our products may make us increasingly vulnerable to claims that our products infringe third-party intellectual property rights, in particular because many of the open source software components we may incorporate with our products are developed by numerous independent parties over whom we exercise no supervision or control. “Open source software” is software that is

TIBCO SOFTWARE INC.

covered by a license agreement which permits the user to liberally copy, modify and distribute the software for free. Further, because patent applications in the United States and many other countries are not publicly disclosed until a patent is issued, applications covering technology used in our software products may have been filed without our knowledge. While no claims have been filed against us to date, we may be subject to legal proceedings and claims from time to time, including claims of alleged infringement of the patents, trademarks and other intellectual property rights of third parties by us or our licensees in connection with their use of our products. Although no claims have been made in the past, our software license agreements typically provide for indemnification of our customers for intellectual property infringement claims. Intellectual property litigation is expensive and time-consuming and could divert our management’s attention away from running our business and seriously harm our business. If we were to discover that our products violated the intellectual property rights of others, we would have to obtain licenses from these parties in order to continue marketing our products without substantial reengineering. We might not be able to obtain the necessary licenses on acceptable terms or at all, and if we could not obtain such licenses, we might not be able to reengineer our products successfully or in a timely fashion. If we fail to address any infringement issues successfully, we would be forced to incur significant costs, including damages and potentially satisfying indemnification obligations that we have with our customers, and we could be prevented from selling certain of our products.

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

Market acceptance of new platforms, standards and technologies may require us to undergo the expense of developing and maintaining compatible product lines.

Our software products can be licensed for use with a variety of platforms, standards and technologies. There may be future or existing platforms, standards and technologies that achieve popularity in the marketplace which may not be architecturally compatible with our software products. In addition, the effort and expense of developing, testing and maintaining software products will increase as more platforms, standards and technologies achieve market acceptance within our target markets. If we are unable to achieve market acceptance of our software products or adapt to new platforms, standards and technologies, our sales and revenues will be adversely affected.

Developing and maintaining different software products could place a significant strain on our resources and software product release schedules, which could harm our revenue and financial condition. If we are not able to develop software for accepted platforms, standards and technologies, our license and service revenues and our gross margins could be adversely affected. In addition, if the platforms, standards and technologies we have developed software for are not accepted, our license and service revenues and our gross margins could be adversely affected.

We may experience foreign currency gains and losses.

Our operating results are subject to fluctuations in foreign currency exchange rates. We attempt to mitigate a portion of these risks through foreign currency hedging, based on our judgment of the appropriate trade-offs

TIBCO SOFTWARE INC.

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

Pursuant to the terms of the amended Reuters Agreement, we are permitted to market and sell our products, other than risk management and market data distribution products, directly and through third party resellers (other than specified resellers) to customers in the financial services market. The limitations on our ability to sell risk management and market data distribution products and on reselling through the specified resellers will continue through May 2008. While we currently do not offer any risk management and market data distribution solutions as part of our product offerings, if we were to develop any such products, we would have to rely on Reuters to sell those products in the financial services market until these restrictions end. Reuters is not required to help us sell any of these products in those markets, and Reuters may choose not to sell our products over our competitors’ products.

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

In May 2005, three purported shareholder class action complaints were filed against us and several of our officers in the U.S. District Court for the Northern District of California. The plaintiffs in such actions are seeking to represent a class of purchasers of TIBCO’s common stock from September 21, 2004, through March 1, 2005. The complaints generally allege that we made false or misleading statements concerning our operating results, our business and internal controls and the integration of Staffware. The complaints seek unspecified monetary damages. We intend to defend ourselves vigorously; however, we expect to incur significant costs in mounting such defense.

TIBCO SOFTWARE INC.

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

TIBCO SOFTWARE INC.

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

ISSUER PURCHASES OF EQUITY SECURITIES

In December 2005, our Board of Directors approved an eighteen-month stock repurchase program pursuant to which we may repurchase up to $100.0 million of our outstanding common stock. The remaining authorized amount for stock repurchases under this program was approximately $67.0 million as of the end of the second quarter of fiscal year 2006.

(In thousands, except per share amounts)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans Or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased under the Plans or Programs
March 6, 2006 to April 5, 2006	—	$—	—	$87,779
April 6, 2006 to May 5, 2006	1,000	$8.41	1,000	$79,373
May 6, 2006 to June 4, 2006	1,500	$8.24	1,500	$67,017

Total	2,500	$8.30	2,500	$67,017

TIBCO SOFTWARE INC.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At our annual meeting of stockholders on April 6, 2006, the following two proposals were voted on and approved as follows:

PROPOSAL I (To elect six directors to serve until our next annual meeting of stockholders, or until their successors are duly elected and qualified.)

	Total Vote For Each Director	Total Vote Withheld From Each Director
Vivek Y. Ranadivé	146,011,433	2,943,712
Bernard Bourigeaud	107,141,222	41,813,923
Eric Dunn	148,183,252	771,893
Naren Gupta	143,809,475	5,145,670
Peter Job	143,163,211	5,791,934
Philip K. Wood	144,148,838	4,806,307

PROPOSAL II (To ratify the appointment of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the fiscal year ending November 30, 2006.)

For	Against	Abstain
143,906,509	4,984,491	64,145

ITEM 6.	EXHIBITS

3.1(1)	Certificate of Incorporation of Registrant.

3.2(2)	Bylaws of Registrant.

4.1(3)	Form of Registrant’s Common Stock Certificate.

31.1	Rule 13a-14(a) / 15d-14(a) Certification by Chief Executive Officer.

31.2	Rule 13a-14(a) / 15d-14(a) Certification by Chief Financial Officer.

32.1	Section 1350 Certification by Chief Executive Officer.

32.2	Section 1350 Certification by Chief Financial Officer.

(1)	Incorporated by reference to an exhibit filed with the Registrant’s Registration Statement on Form 8-A, filed with the Commission on February 23, 2004.
(2)	Incorporated by reference to an exhibit filed with the Registrant’s Current Report on Form 8-K, filed with the Commission on April 11, 2006.
(3)	Incorporated by reference to an exhibit filed with the Registrant’s Registration Statement on Form S-1 (File No. 333-78195), filed with the Commission on June 18, 1999, as amended.

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
and Chief Accounting Officer

Date: July 13, 2006

TIBCO SOFTWARE INC.

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