Form 10-Q/A
period 2006-06-04
TIBCO SOFTWARE INC
filed 2006-07-18
CIK 1085280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

The number of shares outstanding of the registrant’s Common Stock, $0.001 par value, as of July 11, 2006 was 208,510,307 shares.

TIBCO SOFTWARE INC.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (“Amendment No. 1”) amends the Quarterly Report of TIBCO Software Inc. (the “Company”) on Form 10-Q for the quarter ended June 4, 2006, as filed with the Securities and Exchange Commission on July 14, 2006 (the “Original Filing”). This Amendment No. 1 is being filed solely for the purpose of correcting a typographical error in the number of outstanding shares of the Company’s Common Stock listed on the cover page. The correct number of shares outstanding of the Company’s Common Stock as of July 11, 2006 was 208,510,307 shares.

This Amendment No. 1 does not modify or attempt to update the original financial statements, footnotes or any other disclosures as filed in the Original Filing (other than the cover page as described above).

2

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
Sydney L. Carey Senior Vice President, Corporate Controller and Chief Accounting Officer

Date: July 17, 2006

3

TIBCO SOFTWARE INC.

EXHIBIT INDEX

Exhibit No.	Description
31.1	Rule 13a-14(a) / 15d-14(a) Certification by Chief Executive Officer.

31.2	Rule 13a-14(a) / 15d-14(a) Certification by Chief Financial Officer.

4