Form 10-Q
period 2006-09-03
TIBCO SOFTWARE INC
filed 2006-10-13
CIK 1085280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 3, 2006

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

The number of shares outstanding of the registrant’s Common Stock, $0.001 par value, as of October 6, 2006 was 211,207,378 shares.

TIBCO SOFTWARE INC.

TIBCO SOFTWARE INC.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except par value per share)

	As of August 31, 2006	As of November 30, 2005
ASSETS
Current assets:
Cash and cash equivalents	$124,932	$208,756
Short-term investments	396,409	268,882
Accounts receivable, net of allowances; $4,219 and $4,521, respectively	93,341	121,159
Accounts receivable from related parties	—	1,243
Other current assets	34,290	18,111

Total current assets	648,972	618,151

Property and equipment, net	113,372	116,457
Goodwill	268,708	261,075
Acquired intangible assets, net	57,539	64,742
Long-term deferred income tax assets	28,957	27,440
Other assets	36,015	34,559

Total assets	$1,153,563	$1,122,424

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,501	$9,656
Accrued liabilities	56,005	59,872
Accrued restructuring and excess facilities costs	5,049	5,840
Deferred revenue	88,472	82,300
Current portion of long-term debt	1,868	1,798

Total current liabilities	161,895	159,466

Accrued excess facilities costs, less current portion	20,372	24,149
Deferred revenue, less current portion	4,008	—
Deferred income tax liabilities, less current portion	11,203	13,875
Long-term debt, less current portion	46,935	48,345
Other long-term liabilities	4,133	2,970

Total long-term liabilities	86,651	89,339

Total liabilities	248,546	248,805
Stockholders’ equity:
Common stock, $0.001 par value; 1,200,000 shares authorized; 210,903 and 210,548 shares issued and outstanding, respectively	211	211
Additional paid-in capital	898,294	928,830
Unearned stock-based compensation	—	(123)
Accumulated other comprehensive income (loss)	6,512	(14,346)
Retained earnings (accumulated deficit)	—	(40,953)

Total stockholders’ equity	905,017	873,619

Total liabilities and stockholders’ equity	$1,153,563	$1,122,424

See accompanying notes to condensed consolidated financial statements.

TIBCO SOFTWARE INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share data)

	Three Months Ended August 31,		Nine Months Ended August 31,
	2006	2005	2006	2005
Revenue:
License revenue:
Non-related parties	$51,076	$44,365	$151,738	$121,097
Related parties	—	—	—	16,038

Total license revenue	51,076	44,365	151,738	137,135

Service and maintenance revenue:
Non-related parties	67,620	58,488	199,112	164,082
Related parties	—	1,404	—	5,740
Reimbursable expenses	1,707	1,688	5,380	4,522

Total service and maintenance revenue	69,327	61,580	204,492	174,344

Total revenue	120,403	105,945	356,230	311,479

Cost of revenue:
Cost of license	3,422	2,995	10,764	9,152
Cost of service and maintenance	30,048	28,039	87,519	80,855

Total cost of revenue	33,470	31,034	98,283	90,007

Gross profit	86,933	74,911	257,947	221,472

Operating expenses:
Research and development	20,957	18,073	64,908	51,529
Sales and marketing	40,121	34,392	118,184	103,690
General and administrative	10,908	8,814	31,658	27,269
Restructuring charges	—	162	—	3,905
Amortization of acquired intangible assets	2,364	2,317	7,091	6,515

Total operating expenses	74,350	63,758	221,841	192,908

Income from operations	12,583	11,153	36,106	28,564

Interest income	5,319	3,150	14,675	9,532
Interest expense	(702)	(670)	(2,002)	(2,040)
Other income, net	1,037	(1,142)	1,145	(383)

Income before income taxes	18,237	12,491	49,924	35,673

Provision for (benefit from) income taxes	6,987	(1,358)	8,601	(10,295)

Net income	$11,250	$13,849	$41,323	$45,968

Net income per share:
Basic	$0.05	$0.07	$0.20	$0.21

Shares used to compute net income per share—Basic	207,616	212,308	209,323	213,870

Net income per share:
Diluted	$0.05	$0.06	$0.19	$0.21

Shares used to compute net income per share—Diluted	214,498	219,775	218,150	223,747

See accompanying notes to condensed consolidated financial statements.

TIBCO SOFTWARE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended August 31,
	2006	2005
Cash flows from operating activities:
Net income	$41,323	$45,968
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	11,625	11,394
Amortization of acquired intangible assets	11,083	11,143
Stock-based compensation	11,751	110
Realized (gain) loss on investments, net	(833)	250
Deferred income tax	(10,816)	(20,096)
Tax benefits related to stock options	9,675	—
Excess tax benefits from stock-based compensation	(8,814)	—
Other non-cash adjustments, net	(16)	—
Changes in assets and liabilities:
Accounts receivable	27,840	22,109
Accounts receivable from related parties, net	1,243	1,779
Other assets	(3,039)	1,781
Accounts payable	914	2,748
Accrued liabilities, restructuring and excess facilities costs	(8,230)	(13,055)
Deferred revenue	10,126	6,570

Net cash provided by operating activities	93,832	70,701

Cash flows from investing activities:
Purchases of short-term investments	(341,079)	(192,260)
Proceeds from sales and maturities of short-term investments	214,514	173,502
Purchases of private equity investments	(76)	(311)
Proceeds from sales of private equity investments	1,488	—
Cash used in acquisitions, net of cash received	—	(24,849)
Purchases of property and equipment	(8,667)	(11,753)
Restricted cash pledged as security	(1,309)	(546)

Net cash used for investing activities	(135,129)	(56,217)

Cash flows from financing activities:
Proceeds from issuance of common stock	14,627	14,344
Repurchase of common stock	(66,791)	(33,424)
Excess tax benefits from stock-based compensation	8,814	—
Principal payments on long term debt	(1,340)	(1,273)

Net cash used for financing activities	(44,690)	(20,353)

Effect of exchange rate changes on cash	2,163	(3,251)

Net change in cash and cash equivalents	(83,824)	(9,120)
Cash and cash equivalents at beginning of the period	208,756	180,849

Cash and cash equivalents at end of the period	$124,932	$171,729

Supplemental cash flow information:
Cash paid for taxes	$10,739	$5,067
Cash paid for interest	2,002	2,040

See accompanying notes to condensed consolidated financial statements.

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by TIBCO Software Inc. (the “Company” or “TIBCO”) in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial position of the Company, and its results of operations and cash flows. These condensed consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and notes thereto as of and for the year ended November 30, 2005, included in the Company’s Annual Report on Form 10-K filed with the SEC on February 10, 2006.

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

Our fiscal year ends on November 30th of each year. For purposes of presentation, we have indicated the third quarter of fiscal years 2006 and 2005 as ended on August 31, 2006 and 2005, respectively; whereas in fact, the third quarter of fiscal years 2006 and 2005 actually ended on September 3, 2006 and August 28, 2005, respectively. The third quarter of fiscal years 2006 and 2005 both consisted of 13 weeks. There were 277 days and 271 days for the first nine months of fiscal year 2006 and 2005, respectively.

The results of operations for the three and nine months ended August 31, 2006, are not necessarily indicative of the results that may be expected for the year ending November 30, 2006, or any other future period, and we make no representations related thereto.

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

Revenue Recognition

License revenue consists principally of revenue earned under software license agreements. License revenue is generally recognized when a signed contract or other persuasive evidence of an arrangement exists, the software has been shipped or electronically delivered, the license fee is fixed or determinable and collection of the resulting receivable is reasonably assured. When contracts contain multiple elements wherein vendor-specific objective evidence (“VSOE”) exists for all undelivered elements, we account for the delivered elements in accordance with the “Residual Method” prescribed by SOP 98-9. Revenue from subscription license agreements, which include software, rights to unspecified future products and maintenance, is recognized ratably over the term of the subscription period.

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

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

SFAS 123(R) requires companies to estimate the fair value of stock-based awards on the date of grant using an option pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our Consolidated Statements of Operations. We adopted SFAS 123(R) using the modified prospective transition method which requires the application of the accounting standard starting from December 1, 2005, the first day of our fiscal year 2006. Our Consolidated Financial Statements, as of and for the three and nine months ended August 31, 2006, reflect the impact of SFAS 123(R). Stock-based compensation expense for the three and nine months ended August 31, 2006, was $3.5 million and $11.8 million, respectively, which consisted primarily of stock-based compensation expense related to employee stock options recognized under SFAS 123(R). Our ESPP, as modified in 2005, is deemed to be non-compensatory, and therefore, no stock-based compensation expense was recognized related to our ESPP.

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

Stock-based compensation expense recognized during a period is based on the value of the portion of stock-based awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the three and nine months ended August 31, 2006, included compensation expense for stock-based awards granted prior to, but not yet vested as of November 30, 2005, based on the fair value on the grant date estimated in accordance with the pro forma provisions of SFAS 123, and compensation expense for stock-based awards granted subsequent to November 30, 2005, based on the fair value on the grant date estimated in accordance with the provisions of SFAS 123(R). In conjunction with the adoption of SFAS 123(R), we changed our method of attributing the value of stock-based compensation expense from the accelerated multiple-option method to the ratable single-option method. Compensation expense for all stock-based awards granted on or prior to November 30, 2005, will continue to be recognized using the accelerated multiple-option approach, while compensation expense for all stock-based awards granted subsequent to November 30, 2005, will be recognized using the ratable single-option method. As stock-based compensation expense recognized in our results is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Prior to fiscal year 2006, we accounted for forfeitures as they occurred for the purposes of pro forma information under SFAS 123, as disclosed in our Notes to Consolidated Financial Statements for the related periods.

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

Stock-Based Compensation—Non-Employee Stock Options and Stock Options Assumed from Business Combinations

We account for stock compensation expense related to stock options granted to non-employees based on the fair value estimated using the Black-Scholes option pricing model on the date of grant and remeasured at each reporting date in compliance with Emerging Issues Task Force (“EITF”) No. 96-18 “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” Compensation expense was amortized using the multiple option approach in compliance with the Financial Accounting Standards Board (the “FASB”) Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.”

Pursuant to the FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation—an Interpretation of APB 25,” options assumed in a purchase business combination are valued at the date of acquisition at their fair value calculated using the Black-Scholes option pricing model. The fair value of assumed options was included as a component of the purchase price for acquisitions. The intrinsic value attributable to unvested options was recorded as unearned stock-based compensation and was amortized over the remaining vesting period of the options. Since our acquisition of Talarian Corporation (“Talarian”) in fiscal year 2002, we have not assumed any options from the companies we have acquired.

Income Taxes

We make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes.

We assess the likelihood that we will be able to recover our deferred tax assets. We consider all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. If it is not more likely than not that we will recover our deferred tax assets, we will increase our provision for taxes by recording a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable. As a result of our analysis of all available evidence, both positive and negative, as of August 31, 2006, it was considered more likely than not that our deferred tax assets would be realized with the exception of certain capital loss and foreign tax credit carryovers against which a valuation allowance of approximately $11.8 million was held as of August 31, 2006.

Also see Note 11, Provision for Income Taxes.

Net Income Per Share

Basic net income per share is computed by dividing the net income available to common stockholders for the period by the weighted average number of common stock shares outstanding during the period less common stock shares subject to repurchase. Diluted net income per share is computed by dividing the net income for the period by the weighted average number of common stock shares and potential common stock shares outstanding during the period if their effect is dilutive. Certain potential common stock shares were not included in computing net income per share because their effect was anti-dilutive.

Also see Note 12, Net Income Per Share.

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Cash, Cash Equivalents and Short-Term Investments

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

In accordance with EITF 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” the following table summarizes the fair value and gross unrealized losses related to available-for-sale securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of August 31, 2006 (in thousands):

	Less than 12 months		Greater than 12 months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Government debt securities	$61,477	$(268)	$18,053	$(169)	$79,530	$(437)
Corporate debt securities	91,776	(443)	14,130	(135)	105,906	(578)
Asset-backed securities	37,709	(266)	413	—	38,122	(266)
Mortgage-backed securities	22,083	(187)	—	—	22,083	(187)
Obligations in foreign sovereigns	1,009	(3)	—	—	1,009	(3)

	$214,054	$(1,167)	$32,596	$(304)	$246,650	$(1,471)

U.S. Government Debt Securities: The unrealized losses on our investments in U.S. Treasury obligations and direct obligations of U.S. Government agencies were caused by rising interest rates. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Because we have the ability and intent to hold these investments until a recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired as of August 31, 2006.

Corporate Debt Securities: The unrealized losses on our investments in corporate bonds were caused by rising interest rates. The contractual terms of these investments do not permit the issuer to settle the securities at

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

a price less than the amortized cost of the investment. The corporate bonds that we hold are all high investment grade, and no credit events occurred which relate to any of these corporate bonds. Therefore, we do not believe it is probable that we will be unable to collect all amounts due according to the contractual terms of the investments. It is expected that the corporate bonds would not be settled at a price less than the amortized cost of the investment. Because we have the ability and intent to hold these investments until a recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired as of August 31, 2006.

Asset-Backed Securities: The unrealized losses on our investments in asset-backed securities were caused by rising interest rates. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. The asset-backed securities that we hold are all high investment grade, and no credit events occurred which relate to any of these asset-backed securities. Therefore, we do not believe it is probable that we will be unable to collect all amounts due according to the contractual terms of the investments. It is expected that the asset-backed securities would not be settled at a price less than the amortized cost of the investment. Because we have the ability and intent to hold these investments until a recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired as of August 31, 2006.

Mortgage-Backed Securities: The unrealized losses on our investments in mortgage-backed securities were caused by rising interest rates. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. The mortgage-backed securities that we hold are all high investment grade, and no credit events occurred which relate to any of these mortgage-backed securities. Therefore, we do not believe it is probable that we will be unable to collect all amounts due according to the contractual terms of the investments. It is expected that the mortgage-backed securities would not be settled at a price less than the amortized cost of the investment. Because we have the ability and intent to hold these investments until a recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired as of August 31, 2006.

Obligations in Foreign Sovereigns: The unrealized losses on our investments in foreign sovereign obligations were caused by rising interest rates. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Because we have the ability and intent to hold these investments until a recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired as of August 31, 2006.

Other Investments

Our investments also include minority equity investments in privately held companies that are generally carried at cost basis and are included in other assets on the balance sheets. The fair value of these investments is dependent on the performance of the companies in which we invested, as well as the volatility inherent in external markets for these investments. In assessing potential impairment, we consider these factors as well as each of the companies’ cash position, earnings/revenue outlook, liquidity and management/ownership. If we believe that an other-than-temporary decline exists, we write down the investment to market value and record the related write-down as a loss on investments in our consolidated statement of operations. The carrying value of our minority equity investments is $1.6 million as of August 31, 2006, and $2.3 million as of November 30, 2005. For the three months ended August 31, 2006, we sold one of our private equity investments and realized a net gain of $0.7 million. No impairment losses were incurred in the periods presented.

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

Restructuring and Integration Costs

Our restructuring charges are comprised primarily of costs related to properties abandoned in connection with facilities consolidation, related write-downs of leasehold improvements and severance and associated employee termination costs related to headcount reductions. For restructuring actions initiated prior to December 31, 2002, we followed the guidance provided by EITF 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.” We recorded the liability related to these termination costs when the plan was approved; the termination benefits were determined and communicated to the employees; the number of employees to be terminated, their locations and jobs were specifically identified; and the period of time to implement the plan was set. For restructuring actions initiated after January 1, 2003, we adopted SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred.

Our restructuring charges included accruals for estimated losses on facility costs based on our contractual obligations net of estimated sublease income based on current comparable market rates for leases. We reassess this liability periodically based on market conditions. Revisions to our estimates of this liability could materially impact our operating results and financial position in future periods if anticipated events and key assumptions, such as the timing and amounts of sublease rental income, either change or do not materialize. Should facilities operating lease rental rates decrease in these markets or should it take longer than expected to find a suitable tenant to sublease these facilities, the actual loss as of August 31, 2006, could exceed this estimate by approximately $2.3 million.

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

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Recent Accounting Pronouncements

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). This interpretation requires companies to determine whether it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit can be recorded in the financial statements. FIN 48 provides guidance on de-recognition, classification, accounting in interim periods and disclosure requirements for tax contingencies. FIN 48 is effective for fiscal years beginning after December 15, 2006. The differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption will be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. We are currently assessing the impact that FIN 48 will have on our results of operations and financial position.

In September 2006, the SEC released Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides interpretive guidance on the SEC’s views regarding the process of quantifying materiality of financial statement misstatements. SAB 108 is effective for fiscal years ending after November 15, 2006, with early application for the first interim period ending after November 15, 2006. We do not believe that the application of SAB 108 will have a material effect on our results of operations or financial position.

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently assessing the impact that SFAS 157 will have on our results of operations and financial position.

In September 2006, the FASB issued Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”). SFAS 158 requires companies to recognize the overfunded or underfunded status of a defined benefit post-retirement plan as an asset or liability in its balance sheet and to recognize changes in that funded status in the year in which the changes occur through comprehensive income, effective for fiscal years ending after December 15, 2006. SFAS 158 also requires companies to measure the funded status of the plan as of the date of its fiscal year-end, with limited exceptions, effective for fiscal years ending after December 15, 2008. We do not believe that SFAS 158 will have a material effect on our results of operations or financial position, as we do not currently have any defined benefit pension or other post-retirement plans.

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

3.	INVESTMENTS IN MARKETABLE SECURITIES

Marketable securities as of August 31, 2006, and November 30, 2005, which are classified as available-for-sale, are summarized below (in thousands):

	Purchase/ Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value	Classified on Balance Sheets as:
					Cash and Cash Equivalents	Short-term Investments
As of August 31, 2006:
U.S. Government debt securities	$108,857	$39	$(437)	$108,459	$—	$108,459
Corporate debt securities	169,269	85	(578)	168,776	25,137	143,639
Asset-backed securities	96,699	162	(266)	96,595	—	96,595
Mortgage-backed securities	46,838	60	(187)	46,711	—	46,711
Obligations in foreign sovereigns	1,008	—	(3)	1,005	—	1,005
Money market funds	4,804	—	—	4,804	4,804	—

Total	$427,475	$346	$(1,471)	$426,350	$29,941	$396,409

As of November 30, 2005:
U.S. Government debt securities	$117,639	$—	$(950)	$116,689	$—	$116,689
Corporate debt securities	270,779	10	(797)	269,992	153,823	116,169
Asset-backed securities	36,273	7	(264)	36,016	—	36,016
Marketable equity securities	6	2	—	8	—	8
Money market funds	8,865	—	—	8,865	8,865	—

Total	$433,562	$19	$(2,011)	$431,570	$162,688	$268,882

Fixed income securities included in short-term investments above, are summarized by their contractual maturities as follows (in thousands):

	As of August 31, 2006	As of November 30, 2005
Contractual maturities:
Less than one year	$160,058	$152,520
One to three years	236,351	116,354

Total	$396,409	$268,874

The following table summarizes the net realized gains (losses) on short-term investments for the periods presented (in thousands):

	Three Months Ended August 31,		Nine Months Ended August 31
	2006	2005	2006	2005
Realized gains	$100	$—	$125	$—
Realized losses	(10)	(230)	(30)	(250)

Net realized gain (loss)	$90	$(230)	$95	$(250)

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

4.	GOODWILL AND OTHER INTANGIBLE ASSETS

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

The change in the carrying amount of goodwill for the nine months ended August 31, 2006 was as follows (in thousands):

Goodwill
Balance as of November 30, 2005	$261,075
Changes in the nine months ended August 31, 2006
Tax benefit related to acquired deferred tax assets	(7,732)
Currency adjustment	15,365

Balance as of August 31, 2006	$268,708

Our acquired intangible assets are subject to amortization on a straight line basis over their estimated useful lives as follows:

	Estimated Life	Weighted Average Life As of August 31, 2006
Developed technologies	3 to 5 years	4.8 years
Customer base	3 to 5 years	4.8 years
Patents/core technologies	4 to 8 years	7.7 years
Trademarks	3.5 to 5 years	4.9 years
Non-compete agreements	2 to 3 years	2.3 years
OEM customer royalty agreements	5 years	5.0 years
Maintenance agreements	3.5 to 9 years	8.2 years

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The carrying values of our amortized acquired intangible assets as of August 31, 2006, and November 30, 2005 are as follows (in thousands):

	As of August 31, 2006			As of November 30, 2005
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technologies	$47,758	$(32,530)	$15,228	$45,721	$(27,811)	$17,910
Customer base	22,222	(12,409)	9,813	21,156	(9,380)	11,776
Patents/core technologies	16,004	(4,520)	11,484	14,671	(2,689)	11,982
Trademarks	5,275	(3,229)	2,046	4,947	(2,568)	2,379
Non-compete agreements	680	(580)	100	680	(530)	150
OEM customer royalty agreements	1,000	(867)	133	1,000	(717)	283
Maintenance agreements	25,122	(6,387)	18,735	24,280	(4,018)	20,262

Total	$118,061	$(60,522)	$57,539	$112,455	$(47,713)	$64,742

Amortization of developed technologies is recorded in cost of revenue, while the amortization of other acquired intangible assets is included in operating expenses. The following summarizes the amortization expense of acquired intangible assets for the periods indicated (in thousands):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2006	2005	2006	2005
Amortization of acquired intangible assets
In cost of revenue	$1,330	$1,434	$3,992	$4,628
In operating expenses	2,364	2,317	7,091	6,515

Total	$3,694	$3,751	$11,083	$11,143

As of August 31, 2006, we expect the amortization of acquired intangible assets for future periods to be as follows (in thousands):

Estimated Amortization Expense
Remainder of fiscal year 2006	$3,694
Fiscal year 2007	14,655
Fiscal year 2008	14,329
Fiscal year 2009	9,777
Fiscal year 2010	4,888
Thereafter	10,196

Total	$57,539

5.	ACCRUED RESTRUCTURING AND INTEGRATION COSTS

In fiscal year 2005, we initiated a restructuring plan designed to re-align our resources and cost structure and, accordingly, recognized a restructuring charge of approximately $3.9 million for the resulting workforce reduction. The restructuring plan eliminated 49 employees, across all functions and primarily in our European operations. All 49 employees have been terminated. As of August 31, 2006, $3.5 million related to this plan has been paid, and we expect to utilize the remaining accrual by the end of fiscal year 2006.

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

The following is a summary of activities in accrued restructuring and integration costs for the nine months ended August 31, 2006 (in thousands):

	Accrued Excess Facilities			Accrued Severance and Other			Total Accrued Restructuring and Integration Costs
	Headquarter Facilities	Staffware Integration	Subtotal	2005 Restructuring	Staffware Integration	Subtotal
Balance as of November 30, 2005	$28,105	$1,137	$29,242	$747	$13	$760	$30,002
Net cash utilized	(3,826)	(399)	(4,225)	(343)	(13)	(356)	(4,581)

Balance as of August 31, 2006	$24,279	$738	$25,017	$404	$—	$404	$25,421

The remaining accrued excess facilities costs represent the estimated loss on abandoned facilities, net of sublease income, which is expected to be paid over the next six years. As of August 31, 2006, $20.4 million of the $25.4 million accrued restructuring and excess facilities costs were classified as long-term liabilities based on our current expectation that we will have to pay the remaining lease payments over the remaining term of the related leases.

6.	LONG TERM DEBT AND LINE OF CREDIT

Mortgage Note Payable

In connection with the purchase of our corporate headquarters in June 2003, we recorded a $54.0 million mortgage note payable to a financial institution collateralized by the commercial real property acquired. The balance on the mortgage note payable was $48.8 million and $50.1 million as of August 31, 2006 and November 30, 2005, respectively.

The mortgage note payable carries a fixed annual interest rate of 5.09% and a 20-year amortization. The $33.9 million principal balance that will be remaining at the end of the ten-year term will be due as a final lump sum payment on July 1, 2013. Under the currently applicable terms of the mortgage note agreements, we are prohibited from acquiring another company without prior consent from the lender unless we maintain at least $300.0 million of cash or cash equivalents, and meet other non-financial terms as defined in the agreements. In addition, we are subject to certain non-financial covenants as defined in the agreements. We were in compliance with all covenants as of August 31, 2006.

In 2003, we also capitalized $0.7 million in financing fees in connection with the mortgage note payable. These fees are being amortized to interest expense over the ten-year term of the loan.

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Line of Credit

We have a $20.0 million revolving line of credit that matures on June 20, 2007. The revolving line of credit is available for cash borrowings and for the issuance of letters of credit up to $20.0 million. As of August 31, 2006, no borrowings were outstanding under the facility and a $13.0 million irrevocable letter of credit was outstanding, leaving $7.0 million of available credit for additional letters of credit or cash borrowings. The $13.0 million irrevocable letter of credit outstanding was issued in connection with the mortgage note payable. The letter of credit automatically renews for successive one-year periods, until the mortgage note payable has been satisfied in full. We are required to maintain a minimum of $40.0 million in unrestricted cash, cash equivalents and short-term investments, net of total current and long-term indebtedness, as well as comply with other non-financial covenants defined in the agreement. As of August 31, 2006, we were in compliance with all covenants under the revolving line of credit.

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

As of August 31, 2006, in connection with bank guarantees issued by some of our international subsidiaries, we had $3.1 million of restricted cash which is included in Other Assets on our Condensed Consolidated Balance Sheets.

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

Operating Commitments

At various locations worldwide, we lease office space and equipment under non-cancelable operating leases with various expiration dates through April 2015. Rental expense was approximately $2.3 million and $2.2 million for the three month periods ended August 31, 2006 and 2005, respectively, and $6.7 million and $6.3 million for the nine month periods ended August 31, 2006 and 2005, respectively.

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

As of August 31, 2006, contractual commitments associated with indebtedness and lease obligations were as follows (in thousands):

	Total	Remainder of 2006	2007	2008	2009	2010	Thereafter
Operating commitments:
Debt principal	$48,803	$458	$1,892	$1,990	$2,094	$2,203	$40,166
Debt interest	14,712	619	2,417	2,318	2,215	2,106	5,037
Operating leases	29,857	1,167	6,147	5,203	4,264	3,513	9,563

Total operating commitments	93,372	2,244	10,456	9,511	8,573	7,822	54,766
Restructuring-related commitments:
Gross lease obligations	32,082	1,282	7,371	7,515	7,551	7,720	643
Estimated sublease income	(6,621)	(522)	(1,821)	(1,340)	(1,386)	(1,431)	(121)

Net restructuring-related commitment	25,461	760	5,550	6,175	6,165	6,289	522

Total commitments	$118,833	$3,004	$16,006	$15,686	$14,738	$14,111	$55,288

Future minimum lease payments under restructured non-cancelable operating leases are included in Accrued Restructuring and Excess Facilities Costs in our Condensed Consolidated Balance Sheets.

Derivative Instruments

We conduct business in North America, South America, Europe, Asia Pacific and the Middle East. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or changes in economic conditions in foreign markets. The majority of our sales are currently made in U.S. dollars. We enter into forward contracts with financial institutions to manage our currency exposure related to net assets and liabilities denominated in foreign currencies. These forward contracts are generally settled monthly. We do not enter into derivative financial instruments for trading purposes. Gains and losses on forward contracts are included in Other Income (Expense) in our Condensed Consolidated Statements of Operations. We had three outstanding forward contracts with total notional amounts of $58.7 million as of August 31, 2006, which are summarized as follows (in thousands):

	Notional Value Local Currency	Notional Value USD	Fair Value Gain/(Loss) USD
Forward contracts (sold)
EURO	39,000	$50,045	$(86)
British Pound	3,300	6,285	(4)
Japanese Yen	280,000	2,389	(8)

		$58,719	$(98)

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

Securities Class Action and Shareholder Derivative Suits

In May 2005, three purported shareholder class action complaints were filed against us and several of our officers in the U.S. District Court for the Northern District of California. The plaintiffs in such actions are seeking to represent a class of purchasers of our common stock from September 21, 2004, through March 1, 2005. Plaintiffs generally allege that we made false or misleading statements concerning our operating results, our business and internal controls and the integration of Staffware and seek unspecified monetary damages. On September 29, 2006, the U.S. District Court for the Northern District of California dismissed the litigation with prejudice. Plaintiffs have the right to appeal. Because the outcome of this litigation is undetermined and we cannot reasonably estimate the possible loss or range of loss which may arise from the litigation, we have not recorded an accrual for possible damages.

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

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

Stock Benefit Plans

1996 Stock Option Plan. In 1996, we adopted the 1996 Stock Plan. The 1996 Stock Plan provides for the granting of stock options and stock awards to our employees and consultants.

Stock options granted under the 1996 Stock Plan may be either incentive stock options or nonqualified stock options. Incentive stock options may be granted only to employees (including officers and directors who are employees). Nonqualified stock options may be granted to our employees and consultants. Stock options granted are not generally exercisable immediately and generally vest over four years. Generally, stock options granted from our 1996 Stock Plan prior to December 1, 2005, have a contractual term of ten years from the date of grant, and stock options granted from our 1996 Stock Plan on or after December 1, 2005, have a contractual term of seven years from the date of grant.

We currently issue stock awards in the form of restricted stock and restricted stock units to our employees (including officers and directors who are employees) in addition to stock options. Restricted stock is issued at the time of grant, but held in escrow until it is vested. Generally, restricted stock vests over a four-year period, at a rate of 25% per year on the anniversary of the vesting commencement date. The recipient of restricted stock becomes the owner of record of the stock immediately upon grant, subject to the Company’s reacquisition right. Restricted stock units generally vest over a four-year period, at a rate of 25% per year on the anniversary of the vesting commencement date. Subject to certain restrictions, common stock will be issued upon vesting of the restricted stock units. The recipient of restricted stock units does not acquire any rights as a stockholder until the restricted stock units are settled upon vesting, and the recipient actually receives shares of our common stock.

Our stock option agreements and stock award agreements generally provide for partial accelerated vesting if there is a change in control of the Company. Also, one employee has entered into an agreement with the Company and certain employees are covered by a change in control and severance plan of the Company that provide for partial accelerated vesting if there is a change in control of the Company.

The 1996 Stock Plan provides for an automatic increase to the number of shares of common stock reserved for issuance to be added on the first day of each fiscal year, equal to the lesser of (i) 60 million shares, (ii) 5% of the outstanding shares of our common stock or (iii) a lesser amount determined by the Board of Directors. As of August 31, 2006, there were 25.5 million shares reserved for grant under this plan. We expect to continue granting a majority of our new equity grants from the reserved shares under this plan for the foreseeable future.

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Talarian Stock Option Plans. In April 2002, we assumed all of the Talarian Stock Option Plans (the “Talarian Plans”) in connection with our acquisition of Talarian. At the date of acquisition all outstanding options of Talarian common stock were converted, according to the exchange ratio, into options of our common stock with terms and conditions equivalent to those applicable at the time of conversion. We recorded an initial $0.7 million of deferred compensation related to 486,000 options assumed and converted under the Talarian Plans in fiscal year 2002. As of August 31, 2006, no shares were reserved for grant under the Talarian Plans.

2000 Extensibility Stock Option Plan. In 2000, we adopted the 2000 Extensibility Stock Option Plan (the “Extensibility Plan”) in connection with options assumed in our acquisition of Extensibility. Extensibility employees who continued service with us were granted options with terms and conditions equivalent to those applicable at the date of acquisition. As of August 31, 2006, no shares were reserved for grant under this plan.

1998 Director Option Plan. In February 1998, we adopted the 1998 Director Option Plan (the “Director Plan”). As amended in April 2002, the Director Plan provides for an automatic initial grant of 100,000 shares to members of the Board who are not employees of the Company (“Outside Directors”). At any subsequent annual re-election, each Outside Director shall be granted an option to purchase 40,000 additional shares. Options are granted at an exercise price not less than the fair market value of the stock on the date of grant and become exercisable over a three-year period with a third of the shares vesting annually. Options granted prior to February 27, 2006, have a term not to exceed ten years, and options granted on or after February 27, 2006, have a term not to exceed seven years. Any Outside Director with over one year of consecutive service prior to the effective date of the Director Plan received an initial grant of 450,000 shares. As of August 31, 2006, there were 2.3 million shares reserved for grant under this plan.

Employee Stock Purchase Program. In June 1999, we amended the 1996 Stock Plan to include the ESPP. Employees are generally eligible to participate in the ESPP if they are customarily employed by us for more than 20 hours per week and more than five months in a calendar year and are not (and would not become as a result of being granted an option under the ESPP) 5% stockholders of the Company. Under the ESPP, eligible employees may select a rate of payroll deduction up to 10% of their eligible compensation subject to certain maximum purchase limitations.

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

We issued approximately 0.3 million shares under our ESPP, representing approximately $2.0 million in employee contributions for the nine months ended August 31, 2006. As of August 31, 2006, there were 0.7 million shares reserved under this program for future purchases.

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Stock Options Activities

The activities under all stock option plans are summarized as follows (in thousands, except per share data):

	Nine Months Ended August 31, 2006
	Options	Weighted Average Exercise Price
Options outstanding as of November 30, 2005	46,266	$7.01
Granted	3,252	7.54
Exercised	(7,612)	1.66
Forfeited	(1,184)	6.94
Expired	(717)	11.52

Options outstanding as of August 31, 2006	40,005	$7.99

Options vested and expected-to-vest as of August 31, 2006	37,864	$8.03

Options exercisable as of August 31, 2006	27,993	$8.36

All vested options are exercisable. The following table summarizes information about stock options outstanding as of August 31, 2006 (in thousands, except number of years and per share data):

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number of Shares Underlying Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Shares Underlying Options	Weighted Average Exercise Price
$0.20	533	0.34	$0.20	533	$0.20
$0.20 to $5.54	4,677	4.90	3.46	4,126	3.28
$5.55 to $6.29	5,101	6.67	6.02	4,171	6.03
$6.30 to $6.63	4,875	8.66	6.62	1,542	6.62
$6.64 to $7.30	7,360	7.53	7.26	2,771	7.26
$7.31 to $8.00	6,653	5.77	7.92	5,408	7.97
$8.01 to $11.96	5,070	6.08	10.31	3,832	10.78
$11.97 to $24.75	5,304	5.38	12.69	5,178	12.70
$24.76 to $71.81	432	3.37	34.01	432	34.01

Total	40,005	6.35	$7.99	27,993	$8.36

The weighted-average remaining contractual life for all exercisable stock options as of August 31, 2006, was 5.75 years. The weighted-average remaining contractual life of all vested and expected-to-vest stock options as of August 31, 2006, was 6.27 years.

The intrinsic value of stock options outstanding, exercisable and expected-to-vest is calculated based on the difference between the exercise price and the quoted market price of our common stock as of the close of the last trading day of the fiscal period. The aggregate intrinsic value of stock options outstanding as of August 31, 2006, was $43.5 million, of which $33.6 million was related to exercisable options. The aggregate intrinsic value of stock options vested and expected-to-vest net of estimated forfeitures was $42.0 million.

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The intrinsic value of exercised stock options is calculated based on the difference between the exercise price and the quoted market price of our common stock as of the close of the exercise date. The aggregate intrinsic value of exercised stock options was $40.2 million and $0.8 million during the three months ended August 31, 2006 and 2005, respectively, and $46.4 million and $9.7 million during the nine months ended August 31, 2006 and 2005, respectively.

The total tax benefit attributable to options exercised was $9.7 million for the nine months ended August 31, 2006.

The gross excess tax benefits from stock-based compensation for the nine months ended August 31, 2006, of $8.8 million, as reported on the Condensed Consolidated Statements of Cash Flows in financing activities represent the reduction in income taxes otherwise payable during the period, attributable to the actual gross tax benefits in excess of the expected tax benefits for options exercised in current and prior periods.

Stock Awards Activities

The activities for stock awards are summarized as follows (in thousands, except per share data):

	Nine Months Ended August 31, 2006
	Restricted Stock		Restricted Stock Units
	Number of Shares	Weighted Grant Date Fair Value	Number of Units	Weighted Grant Date Fair Value
Awards unvested as of November 30, 2005	—	$—	—	$—
Awarded	1,195	7.30	322	7.50
Released	—	—	—	—
Forfeited	(3)	7.30	(1)	7.50

Awards outstanding as of August 31, 2006	1,192	$7.30	321	$7.50

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Employee Stock-Based Compensation

On December 1, 2005, we adopted SFAS 123(R) using the modified prospective transition method. SFAS 123(R) requires the measurement and recognition of compensation expense for all stock-based awards made to our employees and directors including employee stock options and other stock-based awards based on estimated fair values. The following table summarizes the impact of the adoption of SFAS 123(R) on stock-based compensation costs for employees on our Condensed Consolidated Statements of Operations for the three and nine months ended August 31, 2006 (in thousands, except per share data):

	Three Months Ended August 31, 2006	Nine Months Ended August 31, 2006
Employee stock-based compensation classified as:
Cost of license	$8	$34
Cost of service and maintenance	429	1,580
Research and development expense	742	2,760
Sales and marketing expense	1,037	3,446
General and administrative expense	1,261	3,959

Total employee stock-based compensation	3,477	11,779
Tax effect on employee stock-based compensation	(535)	(1,504)

Net effect on net income	$2,942	$10,275

Effect on net income per share—Basic	$(0.01)	$(0.05)

Effect on net income per share—Diluted	$(0.01)	$(0.05)

We started granting restricted stock and restricted stock units to employees in the three months ended August 31, 2006. Approximately $0.1 million of employee stock-based compensation for the three and nine months ended August 31, 2006, was related to restricted stock and restricted stock units. The remaining employee stock-based compensation expenses shown in the table above were related to stock options granted to employees.

We also incurred stock-based compensation expenses related to non-employee stock options of less than $0.1 million for both the three and nine months ended August 31, 2006, which is excluded from the table above. We did not capitalize any stock-based compensation in any of the fiscal periods reported.

As of August 31, 2006, total unamortized stock-based compensation cost related to unvested stock options was $17.9 million, with the weighted average recognition period of 1.27 years.

As of August 31, 2006, total unamortized stock-based compensation cost related to unvested restricted stock and restricted stock units was $7.2 million, with the weighted average recognition period of 2.44 years. Restricted stock and restricted stock units generally vest over a four-year period, at a rate of 25% per year on the anniversary of the vesting commencement date. No restricted stock or restricted stock units vested during the nine months ended August 31, 2006, and therefore the total fair value of the restricted stock and restricted stock units vested during the period is zero.

Compensation costs for all stock-based awards granted on or prior to November 30, 2005, will continue to be recognized using the accelerated multiple-option approach, while compensation expense for all stock-based awards granted subsequent to November 30, 2005, will be recognized using the ratable single-option method.

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Assumptions for Estimating Fair Value of Stock-Based Awards

Upon adoption of SFAS 123(R), we selected the Black-Scholes option pricing model as the most appropriate model for determining the estimated fair value for stock-based awards. The use of the Black-Scholes model requires the use of extensive actual employee exercise behavior data and the use of a number of complex assumptions including expected volatility, risk-free interest rate and expected dividends. The following table summarizes the assumptions used to value options granted in the respective periods, and the grant-date fair value of the stock options granted during the respective periods:

	Three Months Ended August 31,		Nine Months Ended August 31
	2006	2005	2006	2005
Expected term	4.59 years	3.00 years	4.30 to 4.59 years	3.00 years
Risk free interest rate	4.95%	4.07%	4.46 to 4.95%	3.53 to 4.07%
Dividend yield	0.00%	0.00%	0.00%	0.00%
Expected volatility	41.00%	57.06%	40.00 to 43.00%	57.06 to 64.40%

Weighted average fair value of stock options (per share)	$3.05	$2.83	$3.09	$3.01

Beginning December 1, 2005, we estimated the volatility of our stock using historical volatility, as well as the implied volatility in market-traded options on our common stock in accordance with guidance in SFAS 123(R) and SAB 107. Management determined that a blend of implied volatility and historical volatility is more reflective of market conditions and a better indicator of expected volatility than using purely historical volatility. We will continue to monitor these and other relevant factors used to measure expected volatility for future option grants. Prior to the adoption of SFAS 123(R), we had used our historical stock price volatility in accordance with SFAS 123 for purposes of pro forma information disclosed in our Notes to Consolidated Financial Statements for prior periods.

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

As stock-based compensation expense recognized in our results for the three and nine months ended August 31, 2006, is based on awards ultimately expected to vest, the amount has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on our historical experience. Prior to fiscal year 2006, we accounted for forfeitures as they occurred for the purposes of pro forma information under SFAS 123, as disclosed in our Notes to Consolidated Financial Statements for the related periods. The cumulative impact due to the change in accounting principles for forfeitures was immaterial, and therefore was not recorded as a separate line item in the financial statements.

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

In accordance with SFAS 123(R), the fair value of restricted stock and restricted stock units is the grant date price of the Company’s common stock. For the three and nine months ended August 31, 2006, the weighted average grant date fair value for restricted stock was $7.30 per share, and for restricted stock units was $7.50 per share. We expense the cost of the restricted stock and restricted stock units ratably over the period during which the restrictions lapse, and adjust for estimated forfeitures.

Our ESPP as revised in 2005, is deemed non-compensatory under the provision of SFAS 123(R). Accordingly, we do not estimate the fair value of our ESPP awards using any valuation model or assumptions as there is no compensation cost to be recorded for our ESPP under SFAS 123(R).

Accuracy of Fair Value Estimates

Our determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price, as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to our expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. Option-pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. Because our employee stock options have certain characteristics that are significantly different from traded options, and because changes in the subjective assumptions can materially affect the estimated value, in management’s opinion, the existing valuation models may not provide an accurate measure of the fair value of our employee stock options. Although the fair value of employee stock options is determined in accordance with SFAS 123(R) and SAB 107 using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.

Prior Year Proforma Disclosure

Prior to the adoption of SFAS 123(R), we accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under SFAS 123. Under the intrinsic value method, no stock-based compensation expense for grants of employee stock options had been recognized in our results of operations in the prior periods, because the exercise price of the stock options granted to employees and directors equaled the fair market value of the underlying stock at the date of grant. In accordance with the modified prospective transition method that we used in adopting SFAS 123(R), our Consolidated Statements of Operations prior to fiscal year 2006 have not been restated to reflect, and do not include, the impact of SFAS 123(R).

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The table below reflects net income and net income per share, and pro forma information for the three and nine months ended August 31, 2005 (in thousands, except income per share amounts):

	Three Months Ended August 31, 2005	Nine Months Ended August 31, 2005
Net income, before stock-based compensation for employees	$13,849	$45,968
Add: Stock-based compensation expense for employees previously determined under intrinsic value method, net of tax effect	6	23
Less: Stock-based compensation expense for employees determined under fair value based method, net of tax effect	(4,032)	(11,648)

Pro forma net income, after effect of stock-based compensation for employees	$9,823	$34,343

Pro forma net income per share:
Basic—as reported	$0.07	$0.21

Basic—pro forma, after effect of stock-based compensation for employees	$0.05	$0.16

Diluted—as reported	$0.06	$0.21

Diluted—pro forma, after effect of stock-based compensation for employees	$0.05	$0.16

10.	COMPREHENSIVE INCOME

Comprehensive income includes net income and other comprehensive income (loss), which consists of unrealized gains (losses) on available-for-sale securities and cumulative translation adjustments. A summary of the comprehensive income for the periods indicated is as follows (in thousands):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2006	2005	2006	2005
Net income	$11,250	$13,849	$41,323	$45,968
Translation gain (loss)	2,073	(910)	19,966	(3,672)
Change in unrealized gain (loss) on investments, net of taxes	771	120	892	(392)

Comprehensive income	$14,094	$13,059	$62,181	$41,904

Components of accumulated other comprehensive income (loss), disclosed as a separate component of stockholders’ equity in the accompanying Condensed Consolidated Balance Sheets, are as follows (in thousands):

	Unrealized Gain (Loss) in Available-for-Sale Securities	Foreign Currency Translation	Accumulated Other Comprehensive Income (Loss)
Balance as of November 30, 2005	$(2,017)	$(12,329)	$(14,346)
Net change during nine month period	892	19,966	20,858

Balance as of August 31, 2006	$(1,125)	$7,637	$6,512

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

11.	PROVISION FOR INCOME TAXES

We make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes.

As part of the process of preparing our Consolidated Financial Statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves us estimating our current tax exposure under the most recent tax laws and assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in our Consolidated Balance Sheets.

We assess the likelihood that we will be able to recover our deferred tax assets. We consider all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. If it is not more likely than not that we will recover our deferred tax assets, we will increase our provision for taxes by recording a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable. As a result of our analysis of all available evidence, both positive and negative, as of August 31, 2006, it was considered more likely than not that our deferred tax assets would be realized with the exception of certain capital loss and foreign tax credit carryovers against which a valuation allowance of approximately $11.8 million was held as of August 31, 2006.

As of August 31, 2006, we believed that the amount of the deferred tax assets recorded on our balance sheet would ultimately be recovered. However, should there be a change in our ability to recover our deferred tax assets, our tax provision would increase in the period in which we determine that it is more likely than not that we cannot recover our deferred tax assets.

With the exception of our subsidiaries in the United Kingdom, net undistributed earnings of our foreign subsidiaries are generally considered to be indefinitely reinvested, and accordingly, no provision for U.S. income taxes has been provided thereon. Upon distribution of these earnings in the form of dividends or otherwise, we will be subject to U.S. income taxes to the extent that available net operating loss carryovers and foreign tax credits are not sufficient to eliminate the additional tax liability.

12.	NET INCOME PER SHARE

Basic net income per share is computed by dividing the net income available to common stockholders for the period by the weighted average number of common stock shares outstanding during the period. Diluted net income per share is computed by dividing the net income for the period by the weighted average number of common stock shares and potential common stock share equivalents outstanding during the period if their effect is dilutive.

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table sets forth the computation of basic and diluted net income per share for the periods indicated (in thousands, except per share data):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2006	2005	2006	2005
Net income	$11,250	$13,849	$41,323	$45,968

Weighted-average common stock shares used to compute basic net income per share	207,616	212,308	209,323	213,870
Effect of dilutive common stock equivalents:
Options to purchase common stock	6,878	7,467	8,826	9,877
Restricted common stock awards	4	—	1	—

Weighted-average common stock shares used to compute diluted net income per share	214,498	219,775	218,150	223,747

Net income per share—Basic	$0.05	$0.07	$0.20	$0.21

Net income per share—Diluted	$0.05	$0.06	$0.19	$0.21

The following potential common stock equivalents are not included in the diluted net income per share calculation above, because their effect was anti-dilutive for the periods indicated (in thousands):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2006	2005	2006	2005
Options to purchase common stock	25,143	22,731	22,099	17,474
Restricted common stock awards	4	—	1	—

Total anti-dilutive common stock equivalents	25,147	22,731	22,100	17,474

13.	RELATED PARTY TRANSACTIONS

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

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Revenue from Reuters consists primarily of product license and maintenance fees on its sales of TIBCO products under the terms of our license, maintenance and distribution agreement with Reuters (the “Reuters Agreement”). Revenue from Reuters, while it was considered a related party during the three and nine months ended August 31, 2005, respectively, is summarized as follows (in thousands):

	Three Months Ended August 31, 2005	Nine Months Ended August 31, 2005
License fees	$—	$16,038
Service and maintenance revenue:
Maintenance	1,369	5,630
Services contracts	35	110

Total service and maintenance	1,404	5,740

Total revenue from Reuters	$1,404	$21,778

Percent of total revenue	1%	7%

License revenue from Reuters for the nine months ended August 31, 2005, was primarily related to a $9.9 million upfront, minimum, non-refundable license fee received pursuant to the terms of an amendment to the Reuters Agreement we entered into in February 2005. We did not have transactions with Reuters of a similar amount in the three and nine months ended August 31, 2006.

Accounts receivable due from Reuters was $1.2 million as of November 30, 2005. We incurred an immaterial amount in royalty and commission expense payable to Reuters in the three and nine month period ended August 31, 2005, respectively.

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

Our revenue by geographic region, based on the location at which each sale originates, is summarized as follows (in thousands):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2006	2005	2006	2005
Americas:
United States of America	$62,167	$53,680	$178,949	$160,467
Other Americas	1,154	765	5,423	2,724
Europe, Middle East and Africa:
United Kingdom	15,402	11,242	43,690	54,190
Germany	12,480	6,038	23,382	15,154
Other Europe	16,697	24,000	65,142	51,615
Asia Pacific	12,503	10,220	39,644	27,329

Total Revenue	$120,403	$105,945	$356,230	$311,479

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

No customer accounted for more than 10% of total revenue for the three and nine months ended August 31, 2006. Revenue from Reuters accounted for 1% and 7% of total revenue for the three and nine months ended August 31, 2005, respectively. No customer had a balance in excess of 10% of our net accounts receivable as of August 31, 2006, or November 30, 2005.

Our long-lived assets, which are tangible assets such as property and equipment, by major country are summarized as follows (in thousands):

	As of August 31, 2006	As of November 30, 2005
United States of America	$105,721	$110,063
United Kingdom	4,176	3,615
Other countries	3,475	2,779

Total long-lived assets	$113,372	$116,457

15.	BUSINESS COMBINATIONS

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

ObjectStar International Limited. On March 7, 2005, we acquired substantially all of the assets and certain liabilities of ObjectStar International Limited (“ObjectStar”), a privately held native mainframe integration solutions provider. The total purchase price was approximately $21.4 million. We recorded intangible assets of $13.9 million and goodwill of $7.4 million for the transaction. Amounts allocated to developed technology, patents/core technology and customer base are amortized over their estimated useful lives of five years. Maintenance agreements are amortized over their estimated useful lives of nine years and non-competition agreements are amortized over their estimated useful lives of three years. Goodwill is not being amortized and will be tested for impairment annually, or sooner, if circumstances indicate that impairment may have occurred.

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

In December 2005, our Board of Directors approved a new eighteen-month stock repurchase program pursuant to which we may repurchase up to $100.0 million of our outstanding common stock. The timing and amount of any repurchases is dependent upon market conditions and other corporate considerations. As of August 31, 2006, $34.2 million remained for future repurchases under this stock repurchase program.

All repurchased shares of common stock have been retired. The following table summarizes the activities under the stock repurchase programs for the periods indicated (in thousands, except per share data):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2006	2005	2006	2005
Cash used for repurchases during the period	$32,809	$7,400	$66,791	$33,424

Shares repurchased during the period	4,510	1,000	8,710	4,650

Average price per share	$7.27	$7.40	$7.67	$7.19

TIBCO SOFTWARE INC.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements relate to expectations concerning matters that are not historical facts. Words such as “projects,” “believes,” “anticipates,” “plans,” “expects,” “intends,” and similar words and expressions are intended to identify forward-looking statements. These forward-looking statements include, but are not limited to: the mix of our revenues between license, service and maintenance revenues; the effect of stock-based compensation on our financial results; our financing plans and capital requirements; our costs of revenue; our expenses; our potential tax benefit or liabilities; the effect of recent accounting pronouncements and related interpretations; our investments, foreign currency risk, debt service and principal repayment obligations; cash flows and our ability to finance operations from cash flows; seasonality in our business; the dependence of our license revenue on the timing and number of license deals; our continued investment and increased spending on research and development; the increase in absolute dollars in sales and marketing expenses, general and administrative spending and operating expenses; our amortization of previously acquired intangible assets; the dependence upon market conditions and other corporate conditions in relation to the timing and amount of stock repurchases; and other similar matters. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, these expectations or any of the forward-looking statements could prove to be incorrect, and actual results could differ materially from those projected or assumed in the forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to risks and uncertainties, including but not limited to the factors set forth under Part II, Item 1A. Risk Factors. All forward-looking statements and reasons why results may differ included in this Quarterly Report are made as of the date hereof, and we assume no obligation to update any such forward-looking statements or reasons why actual results may differ.

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

First-year maintenance typically is sold with the related software license and renewed on an annual basis thereafter. Maintenance revenue is determined based on VSOE of fair value and amortized over the term of the maintenance contract, typically 12 months. Consulting and training revenues are typically recognized as the services are performed, which services are usually performed on a time and materials basis. Such services primarily consist of implementation services related to the installation of our products and generally do not include significant customization to or development of the underlying software code.

Our revenue is generally derived from a diverse customer base. No single customer represented greater than 10% of total revenue for the three and nine months ended August 31, 2006 or 2005. As of August 31, 2006, no single customer had a balance in excess of 10% of our net accounts receivable. We establish allowances for doubtful accounts based on our evaluation of collectibility and an allowance for returns and discounts based on specifically identified credits and historical experience.

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

Our significant accounting policies are described in Note 2 to the annual consolidated financial statements as of and for the year ended November 30, 2005, included in our Annual Report on Form 10-K filed with the SEC on February 10, 2006 and notes to condensed consolidated financial statements as of and for the three and nine month periods ended August 31, 2006, included herein. Our most critical accounting policies include the following:

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

SFAS 123(R) requires companies to estimate the fair value of stock-based awards on the date of grant using an option pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our Consolidated Statements of Operations. We adopted SFAS 123(R) using the modified prospective transition method which requires the application of the accounting standard starting from December 1, 2005, the first day of our fiscal year 2006. Our Consolidated Financial Statements, as of and for the three and nine months ended August 31, 2006, reflect the impact of SFAS 123(R). Stock-based compensation expense for the three and nine months ended August 31, 2006, was $3.5 million and $11.8 million, respectively, which consisted primarily of stock-based compensation expense related to employee stock options recognized under SFAS 123(R). Our ESPP, as revised in 2005, is deemed to be non-compensatory, and therefore, no stock-based compensation expense was recognized related to our ESPP.

Prior to the adoption of SFAS 123(R), we accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under SFAS 123 “Accounting for Stock-

TIBCO SOFTWARE INC.

Based Compensation.” Under the intrinsic value method, no stock-based compensation expense for employee stock options had been recognized in our Consolidated Statements of Operations, because the exercise price of our stock options granted to employees and directors equaled the fair market value of the underlying stock at the date of grant. In accordance with the modified prospective transition method we used in adopting SFAS 123(R), our results of operations prior to fiscal year 2006 have not been restated to reflect, and do not include, the possible impact of SFAS 123(R).

Stock-based compensation expense recognized during a period is based on the value of the portion of stock-based awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the three and nine months ended August 31, 2006, included compensation expense for stock-based awards granted prior to, but not yet vested as of November 30, 2005, based on the fair value on the grant date estimated in accordance with the pro forma provisions of SFAS 123, and compensation expense for the stock-based awards granted subsequent to November 30, 2005, based on the fair value on the grant date estimated in accordance with the provisions of SFAS 123(R). In conjunction with the adoption of SFAS 123(R), we changed our method of attributing the value of stock-based compensation expense from the accelerated multiple-option method to the ratable single-option method. Compensation expense for all stock-based awards granted on or prior to November 30, 2005, will continue to be recognized using the accelerated multiple-option approach, while compensation expense for all stock-based awards granted subsequent to November 30, 2005, will be recognized using the ratable single-option method. As stock-based compensation expense now recognized in our results is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Prior to fiscal year 2006, we accounted for forfeitures as they occurred for the purposes of pro forma information under SFAS 123, as disclosed in our Notes to Consolidated Financial Statements for the related periods.

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

Also see Note 9 to the Consolidated Financial Statements on Stock-Based Compensation.

Accounting for Income Taxes

On November 10, 2005, the FASB issued FASB Staff Position No. FAS 123(R)-3 “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards” that allows for a simplified method to establish the beginning balance of the additional paid-in capital pool (“APIC Pool”) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC Pool and Consolidated Statements of Cash Flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123(R). As of August 31, 2006, we were still in the process of calculating the APIC Pool.

We make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes.

We assess the likelihood that we will be able to recover our deferred tax assets. We consider all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with

TIBCO SOFTWARE INC.

estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. If it is not more likely than not that we will recover our deferred tax assets, we will increase our provision for taxes by recording a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable. As a result of our analysis of all available evidence, both positive and negative, as of August 31, 2006, it was considered more likely than not that our deferred tax assets would be realized with the exception of certain capital loss and foreign tax credit carryovers.

As of August 31, 2006, we believed that the amount of the deferred tax assets recorded on our balance sheet would ultimately be recovered. However, should there be a change in our ability to recover our deferred tax assets, our tax provision would increase in the period in which we determine that it is more likely than not that we cannot recover our deferred tax assets.

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

Recent Accounting Pronouncements

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.” This interpretation requires companies to determine whether it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit can be recorded in the financial statements. FIN 48 provides guidance on de-recognition, classification, accounting in interim periods and disclosure requirements for tax contingencies. FIN 48 is effective for fiscal years beginning after December 15, 2006. The differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption will be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. We are currently assessing the impact that FIN 48 will have on our results of operations and financial position.

In September 2006, the SEC released Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 provides interpretive guidance on the SEC’s views regarding the process of quantifying materiality of financial statement misstatements. SAB 108 is effective for fiscal years ending after November 15, 2006, with early application for the first interim period ending after November 15, 2006. We do not believe that the application of SAB 108 will have a material effect on our results of operations or financial position.

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently assessing the impact that SFAS 157 will have on our results of operations and financial position.

In September 2006, the FASB issued Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R).” SFAS 158 requires companies to recognize the overfunded or underfunded status of a defined benefit post-retirement plan as an asset or liability in its balance sheet and to recognize changes in that funded status in the year in which the changes occur through comprehensive income, effective for fiscal years ending after December 15, 2006. SFAS 158 also requires companies to measure the funded status of the plan as of the date of its fiscal year-end, with limited exceptions, effective for fiscal years ending after December 15, 2008. We do not believe that SFAS 158 will have a material effect on our results of operations or financial position, as we do not currently have any defined benefit pension or other post-retirement plans.

TIBCO SOFTWARE INC.

RESULTS OF OPERATIONS

For purposes of presentation, we have indicated the third quarter of fiscal years 2006 and 2005 as ended on August 31, 2006 and 2005, respectively; whereas in fact, the third quarter of fiscal years 2006 and 2005 actually ended on September 3, 2006 and August 28, 2005, respectively. The third quarter of fiscal years 2006 and 2005 both consisted of 13 weeks. There were 277 days and 271 days for the first nine months of fiscal year 2006 and 2005, respectively.

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

TIBCO SOFTWARE INC.

The following table sets forth the components of our results of operations as percentages of total revenue for the periods indicated:

	Three Months Ended August 31,		Nine Months Ended August 31,
	2006	2005	2006	2005
Revenue:
License revenue:
Non-related parties	42%	42%	43%	39%
Related parties	—	—	—	5

Total license revenue	42	42	43	44

Service and maintenance revenue:
Non-related parties	56	55	56	53
Related parties	—	1	—	2
Billed expenses	2	2	1	1

Total service and maintenance revenue	58	58	57	56

Total revenue	100	100	100	100

Cost of revenue:
Cost of license	3	3	3	3
Cost of service and maintenance	25	26	25	26

Total cost of revenue	28	29	28	29

Gross profit	72	71	72	71

Operating expenses:
Research and development	18	17	18	17
Sales and marketing	33	33	33	33
General and administrative	9	8	9	9
Restructuring charges	—	—	—	1
Amortization of acquired intangible assets	2	2	2	2

Total operating expenses	62	60	62	62

Income from operations	10	11	10	9

Interest income	4	3	4	3
Interest expense	—	(1)	—	(1)
Other expense, net	1	(1)	—	—

Income before income taxes	15	12	14	11
Provision for (benefit from) income taxes	6	(1)	2	(3)

Net income	9%	13%	12%	14%

REVENUE

Total Revenue

Our total revenue consisted primarily of license, consulting and maintenance fees from our customers and partners.

	Three Months Ended August 31,			Nine Months Ended August 31,
	2006	2005	Change	2006	2005	Change
Total revenue	$120,403	$105,945	14%	$356,230	$311,479	14%

Total revenue for the third quarter of fiscal year 2006 compared to the same period last year increased by $14.5 million or 14%. The increase was comprised of a $7.7 million or 13% increase in service and maintenance

TIBCO SOFTWARE INC.

revenue and a $6.7 million or 15% increase in license revenue. Total revenue for the first nine months of fiscal year 2006 compared to the same period last year increased by $44.8 million or 14%. The increase was comprised of a $30.1 million or 17% increase in service and maintenance revenue and a $14.6 million or 11% increase in license revenue.

We do not have revenue from any entities that we consider related parties in the current quarter or the first nine months of fiscal year 2006, as compared to $1.4 million and $21.8 million of total revenue from related parties for the third quarter and the first nine months of fiscal year 2005, respectively, representing approximately 1% and 7% of our total revenue for the respective periods. Reuters was considered a related party in the first nine months of fiscal year 2005, but during fiscal year 2005, Reuters reduced its holdings such that as of November 30, 2005, Reuters owned less than 1% of our outstanding common stock. Beginning December 1, 2005, Reuters was no longer considered a related party. Pursuant to the terms of the amendment to the Reuters Agreement that we entered into in February 2005, Reuters had the right to distribute certain of our products in conjunction with the sale by Reuters to end users of its market data delivery solutions. The initial term of the amendment was one year, which Reuters had the option to extend upon payment of additional license fees. Reuters did not exercise the option to extend the Reuters Agreement, and the option has lapsed. The initial $9.9 million upfront, minimum, non-refundable license fee was recognized as related party license revenue in the first quarter of fiscal year 2005. Another $1.1 million under the amended Reuters Agreement represents maintenance fees and was recognized ratably over the one year maintenance period.

We have no single customer that accounted for more than 10% of total revenue in the current quarter or the first nine months of fiscal year 2006. Our products are licensed by companies worldwide in diverse industries, and a high percentage of our customers are from the financial service and telecommunication sectors.

We experienced growth in total revenue from all major geographic regions. In particular, we had a high rate of growth in revenue from the Asia Pacific region in the first nine months of fiscal year 2006. See Note 14 to the Condensed Consolidated Financial Statements for amounts of total revenue by region. The percentages of total revenue from the geographic regions are summarized as follows:

	Three Months Ended August 31,		Nine Months Ended August 31,
	2006	2005	2006	2005
North America	53%	51%	52%	52%
Europe, Middle East and Africa	37	39	37	39
Asia Pacific	10	10	11	9

Total Revenue	100%	100%	100%	100%

Our total revenue may fluctuate from quarter to quarter, based in part upon seasonality in our business.

License Revenue and Cost

	Three Months Ended August 31,			Nine Months Ended August 31,
	2006	2005	Change	2006	2005	Change
License revenue	$51,076	$44,365	15%	$151,738	$137,135	11%
As percent of total revenue	42%	42%		43%	44%

Cost of license	$3,422	$2,995	14%	$10,764	$9,152	18%
As percent of total revenue	3%	3%		3%	3%
As percent of license revenue	7%	7%		7%	7%

TIBCO SOFTWARE INC.

License revenue increased $6.7 million or 15% for the current quarter as compared to the same quarter last year, and increased $14.6 million or 11% for the first nine months of fiscal year 2006 as compared to the same period last year. In fiscal year 2005, we recognized $16.0 million of license revenue in the first nine months from a former related party, Reuters. In the current quarter and the first nine months of fiscal year 2006, we do not have transactions of a similar amount with Reuters or any related parties.

Our license revenue in a particular period is dependent upon the timing and number of license deals, and their relative size. Selected data about our license revenue deals recognized for the respective periods is summarized as follows:

	Three Months Ended August 31,		Nine Months Ended August 31,
	2006	2005	2006	2005
Number of license deals of $1.0 million or more	11	10	38	30
Number of license deals over $0.1 million	69	71	222	210
Average size of license deals over $0.1 million (in million)	$0.7	$0.5	$0.7	$0.6

Cost of license mainly consisted of royalty costs and amortization of developed technology acquired through corporate acquisitions. Cost of license was approximately 7% of license revenue in the current quarter and the same quarter last year. The increase in absolute dollars in cost of license in the current quarter as compared to the same quarter last year resulted primarily from an increase of $0.5 million of royalty cost.

For the first nine months of fiscal year 2006 and the same period last year, cost of license was approximately 7% of license revenue. The increase in absolute dollars in cost of license in the first nine months of fiscal year 2006 as compared to the same period last year resulted primarily from an increase of $1.8 million of royalty cost. The amount of royalty cost we incur is primarily dependent on the mix of products that we sell, and will fluctuate from period to period.

For the remainder of fiscal year 2006, we estimate license revenues to be approximately 45% to 55% of our total revenue, and we estimate the cost of license to remain approximately 5% to 10% of license revenue.

Service and Maintenance Revenue and Cost

	Three Months Ended August 31,			Nine Months Ended August 31,
	2006	2005	Change	2006	2005	Change
Service and maintenance revenue	$69,327	$61,580	13%	$204,492	$174,344	17%
As percent of total revenue	58%	58%		57%	56%

Cost of service and maintenance, excluding stock-based compensation	29,619	28,035		85,939	80,842

Stock-based compensation expense	429	4		1,580	13

Total cost of service and maintenance	30,048	28,039	7%	87,519	80,855	8%

As percent of total revenue	25%	26%		25%	26%
As percent of service and maintenance revenue	43%	46%		43%	46%

Service and maintenance revenue increased $7.7 million or 13% for the current quarter compared to the same quarter last year. This increase was primarily comprised of a $6.7 million increase in maintenance revenue and a $1.0 million increase in consulting and training revenue. Maintenance revenue increased primarily due to the continuous growth in our installed software base. Consulting revenue increased due to our focus on providing more installation and implementation services to our customers.

TIBCO SOFTWARE INC.

Cost of service and maintenance consists primarily of compensation of professional services, customer support personnel and third-party contractors, and associated expenses related to providing consulting services. Cost of service and maintenance increased $2.0 million or 7% for the current quarter as compared to the same quarter last year. The cost of service and maintenance decreased as a percentage of total revenue, primarily due to a higher growth rate of maintenance revenue, which generally has a higher margin. The increase in absolute dollars in the current quarter as compared to the same quarter last year resulted primarily from a $0.4 million increase in stock-based compensation, a $2.4 million increase in other personnel compensation, which included salaries, bonuses and fringe benefits, offset by a $1.1 million decrease in third-party contractor compensation and consulting fees, and a net $0.3 million increase in other costs. Increased stock-based compensation was due to the adoption of SFAS 123(R) in fiscal year 2006 as further discussed below. Increased other personnel compensation cost was primarily due to annual salary adjustments and an increase in our customer support and professional services staff.

For the first nine months of fiscal year 2006, service and maintenance revenue increased $30.1 million or 17% compared to the same period last year. The increase was comprised of a $20.9 million increase in maintenance revenue and a $9.2 million increase in consulting and training revenue.

Cost of service and maintenance increased $6.7 million or 8% for the first nine months of fiscal year 2006 as compared to the same period last year. Cost of service and maintenance decreased as a percentage of total revenue, primarily due to the relative proportion of maintenance revenue increase. The increase in absolute dollars in the first nine months of fiscal year 2006 as compared to the same period last year resulted primarily from a $1.5 million increase in stock-based compensation, a $5.2 million increase in other personnel compensation, a $1.1 million increase in travel costs, offset by a $0.7 million decrease in third-party contractor compensation and consulting fees, and a net $0.4 million decrease in other costs.

For the remainder of fiscal year 2006, we estimate service and maintenance revenue to be approximately 45% to 55% of our total revenue. We estimate the cost of service and maintenance revenue to increase in absolute dollars and in line with increasing service and maintenance revenue in the near future.

STOCK-BASED COMPENSATION

The stock-based compensation cost was included in the Condensed Consolidated Statements of Operations corresponding to the same functional lines as cash compensation paid to the same employees, as follows:

	Three Months Ended August 31,			Nine Months Ended August 31,
	2006	2005	Change	2006	2005	Change
Stock-based compensation, included in:
Cost of license	$8	$—		$34	$—
Cost of service and maintenance	429	4		1,580	13

Total in cost of revenue	437	4		1,614	13

Research and development expense	742	3		2,760	9
Sales and marketing expense	1,047	62		3,418	87
General and administrative expense	1,261	—		3,959	1

Total in operating expense	3,050	65		10,137	97

Total stock-based compensation	$3,487	$69	$3,418	$11,751	$110	$11,641

As percent of total revenue	3%	—%		3%	—%

On December 1, 2005, we adopted SFAS 123(R), which requires recognition of compensation expense for all stock-based awards made to employees in our Consolidated Statements of Operations. Prior to the adoption of

TIBCO SOFTWARE INC.

SFAS 123(R), we accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25, and under this method, no stock-based compensation expense for employee stock options was recognized in the prior periods in our Consolidated Statements of Operations because the exercise price of our stock options granted to employees and directors equaled the fair market value of the underlying stock at the date of grant. In accordance with the modified prospective transition method we used in adopting SFAS 123(R), our results of operations prior to fiscal year 2006 have not been restated to reflect, and do not include, the possible impact of SFAS 123(R).

Stock-based compensation cost recorded prior to fiscal year 2006 was related to non-employee stock options and stock options we assumed from business acquisitions in prior years. Such stock-based compensation cost in fiscal year 2006 was insignificant, and was included in the total stock-based compensation cost above. Also see Note 9 to Condensed Consolidated Financial Statements on Stock-Based Compensation.

For the fourth quarter of fiscal year 2006, we estimate our total stock-based compensation cost to be approximately $3.0 million to $4.5 million.

OPERATING EXPENSES

Research and Development Expenses

Research and development expenses consist primarily of personnel, third party contractors and related costs associated with the development and enhancement of our suite of products.

	Three Months Ended August 31,			Nine Months Ended August 31,
	2006	2005	Change	2006	2005	Change
Research and development expenses:
Research and development expenses, excluding stock-based compensation	$20,215	$18,070		$62,148	$51,520
Stock-based compensation expenses	742	3		2,760	9

Total research and development expenses	$20,957	$18,073	16%	$64,908	$51,529	26%

As percent of total revenue	18%	17%		18%	17%

Research and development expenses increased by $2.9 million or 16% in the current quarter as compared to the same quarter last year, resulting primarily from a $0.7 million increase in stock-based compensation and a $2.1 million increase in other personnel compensation due to annual salary adjustments and increased headcount.

For the first nine months of fiscal year 2006 as compared to the same period last year, research and development expenses increased by $13.4 million or 26%, resulting primarily from a $2.8 million increase in stock-based compensation, an $8.4 million increase in other personnel compensation due to annual salary adjustments and increased headcount, a $1.0 million increase in expensed software and equipment, and a $0.8 million increase in facilities costs.

We believe that continued investment in research and development is critical to attaining our strategic objectives. Accordingly, we estimate that spending on research and development will increase slightly in absolute dollars and will continue to account for approximately 15% to 20% of total revenue for the remainder of fiscal year 2006.

TIBCO SOFTWARE INC.

Sales and Marketing Expenses

Sales and marketing expense consists primarily of personnel and related costs of our direct sales force and marketing staff and the cost of marketing programs, including customer conferences, promotional materials, trade shows and advertising, and related travel expenses.

	Three Months Ended August 31,			Nine Months Ended August 31,
	2006	2005	Change	2006	2005	Change
Sales and marketing expenses:
Sales and marketing expenses, excluding stock-based compensation	$39,074	$34,330		$114,766	$103,603
Stock-based compensation expenses	1,047	62		3,418	87

Total sales and marketing expenses	$40,121	$34,392	17%	$118,184	$103,690	14%

As percent of total revenue	33%	33%		33%	33%

The $5.7 million or 17% increase in sales and marketing expenses for the current quarter as compared to the same quarter last year was primarily due to a $1.0 million increase in stock-based compensation, a $3.2 million increase in other personnel compensation, a $0.4 million increase in lead generation and marketing programs, a $0.4 million increase in sales referral fees, a $0.3 million increase in travel costs and a $0.4 million increase in facilities costs. The increase in other personnel compensation was mainly related to increased commission and incentives to employees due to higher commissionable revenue, as well as annual salary adjustments.

The $14.5 million or 14% increase in sales and marketing expenses for the first nine months of fiscal year 2006 as compared to the same period last year was primarily due to a $3.4 million increase in stock-based compensation, a $5.9 million increase in other personnel compensation, a $2.0 million increase in sales referral fees, a $1.8 million increase in travel costs, a $1.5 million increase in facilities costs, and a $1.2 million increase in lead generation and marketing programs, offset by a net decrease of $1.3 million in other costs. The increase in other personnel compensation was mainly related to increased commission and incentives to employees due to higher commissionable revenue, as well as annual salary adjustments. The increase in facilities costs was mainly due to additional costs to support expanded field sales operations.

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

	Three Months Ended August 31,			Nine Months Ended August 31,
	2006	2005	Change	2006	2005	Change
General and administrative expenses:
General and administrative expenses, excluding stock-based compensation	$9,647	$8,814		$27,699	$27,268
Stock-based compensation expenses	1,261	—		3,959	1

Total general and administrative expenses	$10,908	$8,814	24%	$31,658	$27,269	16%

As percent of total revenue	9%	8%		9%	9%

TIBCO SOFTWARE INC.

General and administrative expenses increased by $2.1 million or 24% in the current quarter as compared to the same quarter last year, primarily due to a $1.3 million increase in stock-based compensation, a $2.0 million increase in other personnel compensation, offset by a $0.5 million decrease in third party contractors fees and a net $0.7 million decrease in other costs. The increase in other personnel compensation was mainly related to annual salary adjustments and increased headcount.

The $4.4 million or 16% increase in general and administrative expenses for the first nine months of fiscal year 2006 as compared to the same period last year was primarily due to a $4.0 million increase in stock-based compensation, a $3.7 million increase in other personnel compensation, offset by a $2.0 million decrease in professional fees, primarily legal, accounting and tax consulting fees, a $1.0 million decrease in third party contractors fees, a $0.9 million decrease in bad debt expense and a net $0.6 million increase in other costs.

For the remainder of fiscal year 2006, we will continue to invest in improving our corporate infrastructure to enhance effective management of internal controls, and we therefore estimate that general and administrative spending will increase in absolute dollars and will account for approximately 7% to 10% of total revenue.

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

	Three Months Ended August 31,			Nine Months Ended August 31,
	2006	2005	Change	2006	2005	Change
Amortization of acquired intangible assets, included in:
Cost of revenue	$1,330	$1,434		$3,992	$4,628
Operating expenses	2,364	2,317		7,091	6,515

Total amortization of acquired intangible assets	$3,694	$3,751	(2)%	$11,083	$11,143	(1)%

As percent of total revenue	3%	4%		3%	4%

The decrease in amortization of developed technologies, as included in cost of revenue, in the current quarter and first nine months of fiscal year 2006 as compared to the same respective periods of fiscal year 2005 was primarily due to certain intangible assets acquired in earlier years which are now fully amortized. The increase in amortization of other acquired intangible assets, as included in operating expenses, in the current quarter and the first nine months of fiscal year 2006 as compared to the same respective periods last year was primarily due to the addition of acquired intangible assets recorded from the ObjectStar and Velosel acquisitions in fiscal year 2005. See Note 4 to Condensed Consolidated Financial Statements for further detail on acquired intangible assets.

We expect amortization of previously acquired intangible assets to be approximately $3.7 million for the fourth quarter of fiscal year 2006.

TIBCO SOFTWARE INC.

Interest Income

	Three Months Ended August 31,			Nine Months Ended August 31,
	2006	2005	Change	2006	2005	Change
Interest income	$5,319	$3,150	69%	$14,675	$9,532	54%

As percent of total revenue	4%	3%		4%	3%

The increase in interest income in the current quarter and the first nine months of fiscal year 2006 as compared to the same respective periods last year was primarily due to a higher investment balance and increased interest rates on our investments.

Interest Expense

	Three Months Ended August 31,			Nine Months Ended August 31,
	2006	2005	Change	2006	2005	Change
Interest expenses	$702	$670	5%	$2,002	$2,040	(2)%

As percent of total revenue	—%	1%		—%	1%

Interest expense is primarily related to a $54.0 million mortgage note issued in connection with the purchase of our corporate headquarters. The mortgage note is payable to a financial institution collateralized by the commercial real property acquired, and carries a fixed annual interest rate of 5.09% and a 20-year amortization. Mortgage interest decreased slightly for the current quarter and the first nine months of fiscal year 2006 as compared to the same respective periods last year due to principal amortization of the mortgage note. See Note 6 to Condensed Consolidated Financial Statements for further detail on the mortgage note payable.

Apart from the mortgage interest, we also incurred other interest expense in the amount of less than $0.1 million during the current quarter, resulting in a slight increase in the total interest expense for the three month period as compared to the same period last year.

Other Income (Expense), Net

Other income (expense), net, is comprised of realized gains and losses on investments and other miscellaneous income and expense items. Realized gain (loss) on investments represents gains or losses realized when such investments are sold and when other-than-temporary impairment on individual securities is recorded.

	Three Months Ended August 31,			Nine Months Ended August 31,
	2006	2005	Change	2006	2005	Change
Other income (expenses), net :
Foreign exchange gain (loss), net	$193	$(794)		$308	$(102)
Realized gain (loss) on short-term investments, net	90	(230)		95	(250)
Realized gain on long-term private equity investments, net	738	—		738	—
Miscellaneous income (expense), net	16	(118)		4	(31)

Total other income, net	$1,037	$(1,142)	$2,179	1,145	$(383)	$1,528

As percent of total revenue	1%	(1)%		—%	—%

The increase in other income, net, in absolute dollars for the current quarter and the first nine months of fiscal year 2006 as compared to the same respective periods last year was due to a $0.7 million gain from the sale of a long-term private equity investment, foreign exchange gains and realized gains from short-term investments as compared to losses in the respective periods last year.

TIBCO SOFTWARE INC.

Provision for Income Taxes

	Three Months Ended August 31,			Nine Months Ended August 31,
	2006	2005	Change	2006	2005	Change
Provision for (benefit from) income taxes	$6,987	$(1,358)	$8,345	$8,601	$(10,295)	$18,896
Effective tax rate	38%	(11%)		17%	(29%)

During the three months ended August 31, 2006, the effective tax rate was 38% and differs from our projected annual effective tax rate of 28% for fiscal year 2006, primarily due to certain non-recurring items that benefited the effective tax rate during the second quarter of fiscal year 2006 on a discrete basis. These items primarily consisted of the release of valuation allowance of $9.9 million and the reversal of tax reserves of $1.6 million related to certain U.K. interest expense deductions.

Our effective tax rate of 38% for the three months ended August 31, 2006, differs from the effective tax rate of negative 11% used to record the provision for income taxes for the comparable period in fiscal year 2005, primarily due to a valuation allowance release in the third quarter of fiscal year 2005, the tax impact of the stock compensation charges under SFAS 123(R) and additional taxes incurred attributable to repatriation of foreign earnings from our U.K. subsidiaries in fiscal year 2006.

We make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes.

As part of the process of preparing our Consolidated Financial Statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves us estimating our current tax exposure under the most recent tax laws and assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in our Consolidated Balance Sheets.

We assess the likelihood that we will be able to recover our deferred tax assets. We consider all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. If it is not more likely than not that we will recover our deferred tax assets, we will increase our provision for taxes by recording a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable. As a result of our analysis of all available evidence, both positive and negative, as of August 31, 2006, it was considered more likely than not that our deferred tax assets would be realized with the exception of certain capital loss and foreign tax credit carryovers. The remaining valuation allowance of approximately $11.8 million as of August 31, 2006, will result in an income tax benefit if and when we conclude it is more likely than not that the related deferred tax assets would be realized.

As of August 31, 2006, we believed that the amount of the deferred tax assets recorded on our balance sheet would ultimately be recovered. However, should there be a change in our ability to recover our deferred tax assets, our tax provision would increase in the period in which we determine that it is more likely than not that we cannot recover our deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

Current Cash Flows

As of August 31, 2006, we had cash, cash equivalents and short-term investments totaling $521.3 million, an increase of $43.7 million as compared to November 30, 2005. Our short-term available-for-sale investments, which primarily consist of high grade corporate debt, U.S. government debt securities and asset-based securities, totaled $396.4 million as of August 31, 2005 and $268.9 million as of November 30, 2005.

TIBCO SOFTWARE INC.

Net cash provided by operating activities for the nine months ended August 31, 2006, was $93.8 million, resulting from net income of $41.3 million, adjusted for non-cash charges including $22.7 million of depreciation and amortization, $11.8 million in stock-based compensation, $10.0 million net benefit from deferred tax and tax benefits from stock plans, and net change in assets and liabilities, including a $27.8 million decrease in accounts receivable due to collections, a $10.1 million increase of deferred revenue due to increased billings of maintenance and an $8.2 million decrease in liabilities due to payments made during the nine months.

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

Net cash used for investing activities was $135.1 million for the nine months ended August 31, 2006, which resulted primarily from the net purchases of short-term investments of $126.6 million, net proceeds from sales of long-term investments of $1.4 million, capital expenditures of $8.7 million and an increase in restricted cash pledged as security of $1.3 million.

Net cash used for financing activities was $44.7 million for the nine months ended August 31, 2006, which resulted primarily from $66.8 million used to repurchase our shares of common stock on the open market, offset by $14.6 million cash received from the issuance of common stock, and $8.8 million excess tax benefits from stock-based compensation, in accordance with the disclosure requirements of SFAS 123(R).

The timing and amount of stock repurchases is dependent upon market conditions and other corporate considerations. Under our current stock repurchase program approved in December 2005, approximately $34.2 million remained available for future repurchases as of August 31, 2006.

We anticipate our operating expenses will grow in absolute dollars and in line with total revenue for the foreseeable future, and we intend to fund our operating expenses through cash flows from operations. Our capital expenditures are estimated to be approximately $10.0 million to $12.0 million for fiscal year 2006. We expect to use primarily our current cash resources to fund capital expenditures, acquisitions or investments in complementary businesses, technologies or product lines, and repurchases of our common stock. We believe that our current cash, cash equivalents and short-term investments together with expected cash flows from operations will be sufficient to meet our anticipated cash requirements for working capital, capital expenditures, and currently approved stock repurchases for at least the next 12 months.

Commitments with Banks

In June 2003, we purchased our corporate headquarters with a $54.0 million mortgage note to lower our operating costs. The principal balance of $33.9 million that will be remaining at the end of the ten-year term will be due as a final lump sum payment on July 1, 2013. Under the currently applicable terms of the mortgage note agreements, we are prohibited from acquiring another company without prior consent from the lender unless we maintain at least $300.0 million of cash or cash equivalents, and meet other non-financial terms as defined in the agreements. In addition, we are subject to certain non-financial covenants as defined in the agreements. We were in compliance with all covenants as of August 31, 2006.

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

We have a $20.0 million revolving line of credit that matures on June 20, 2007. The revolving line of credit is available for cash borrowings and for the issuance of letters of credit up to $20.0 million. As of August 31, 2006, no borrowings were outstanding under the facility and a $13.0 million irrevocable letter of credit was outstanding, leaving $7.0 million of available credit for additional letters of credit or cash borrowings. The $13.0 million irrevocable letter of credit outstanding was issued in connection with the mortgage note payable. The letter of credit automatically renews for successive one-year periods, until the mortgage note payable has been satisfied in full. We are required to maintain a minimum of $40.0 million in unrestricted cash, cash equivalents and short-term investments, net of total current and long-term indebtedness, as well as comply with other non-financial covenants defined in the agreement. As of August 31, 2006, we were in compliance with all covenants under the revolving line of credit.

As of August 31, 2006, we had $3.1 million in restricted cash in connection with bank guarantees issued by some of our international subsidiaries. The cash collateral is presented as restricted cash and included in Other Assets on the Condensed Consolidated Balance Sheets.

Operating Commitments

At various locations worldwide, we lease office space and equipment under non-cancelable operating leases with various expiration dates through April 2015. Rental expenses were approximately $2.3 million and $2.2 million for the three months ended August 31, 2006 and 2005, respectively, and $6.7 million and $6.3 million for the nine months ended August 31, 2006 and 2005, respectively.

As of August 31, 2006, contractual commitments associated with indebtedness and lease obligations were as follows, (in thousands):

	Total	Remainder of 2006	2007	2008	2009	2010	Thereafter
Operating commitments:
Debt principal	$48,803	$458	$1,892	$1,990	$2,094	$2,203	$40,166
Debt interest	14,712	619	2,417	2,318	2,215	2,106	5,037
Operating leases	29,857	1,167	6,147	5,203	4,264	3,513	9,563

Total operating commitments	93,372	2,244	10,456	9,511	8,573	7,822	54,766
Restructuring-related commitments:
Gross lease obligations	32,082	1,282	7,371	7,515	7,551	7,720	643
Estimated sublease income	(6,621)	(522)	(1821)	(1,340)	(1,386)	(1,431)	(121)

Net restructuring-related commitment	25,461	760	5,550	6,175	6,165	6,289	522

Total commitments	$118,833	$3,004	$16,006	$15,686	$14,738	$14,111	$55,288

Future minimum lease payments under restructured non-cancelable operating leases are included in Accrued Restructuring and Excess Facilities Costs in our Condensed Consolidated Balance Sheets.

TIBCO SOFTWARE INC.

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

Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates, or we may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates. As of August 31, 2006, we had an investment portfolio of fixed income securities totaling $396.4 million, excluding those classified as cash and cash equivalents. Our investments consist primarily of marketable debt instruments of the U.S. Government and its agencies, high-quality corporate debt securities, asset-backed and mortgage-backed debt securities. These securities are classified as available-for-sale and are recorded on the balance sheets at fair market value with unrealized gains or losses reported as a separate component of stockholders’ equity. Unrealized losses are charged against income when a decline in fair market value is determined to be other-than-temporary. The specific identification method is used to determine the cost of securities sold.

A hypothetical 100 basis point increase in interest rates would result in an approximate $3.7 million decrease in the fair value of our available-for-sale debt securities as of August 31, 2006.

FOREIGN CURRENCY RISK

We develop products in the United States of America and sell products in North America, South America, Europe, Asia Pacific and the Middle East. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. The majority of sales are currently made in U.S. dollars; however, a strengthening of the dollar could make our products less competitive in foreign markets. We enter into forward contracts with financial institutions to manage our currency exposure related to net assets and liabilities denominated in foreign currencies. These forward contracts are generally settled monthly. We do not enter into derivative financial instruments for trading purposes.

TIBCO SOFTWARE INC.

As of August 31, 2006, we had three outstanding forward contracts with total notional amounts of $58.7 million, which are summarized as follows (in thousands):

	Notional Value Local Currency	Notional Value USD	Fair Value Gain/(Loss) USD
Forward contracts (sold)
EURO	39,000	$50,045	$(86)
British Pound	3,300	6,285	(4)
Japanese Yen	280,000	2,389	(8)

		$58,719	$(98)

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

TIBCO SOFTWARE INC.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Securities Class Action

In May 2005, three purported shareholder class action complaints were filed against us and several of our officers in the U.S. District Court for the Northern District of California. The plaintiffs in such actions are seeking to represent a class of purchasers of our common stock from September 21, 2004, through March 1, 2005. Plaintiffs generally allege that we made false or misleading statements concerning our operating results, our business and internal controls and the integration of Staffware and seek unspecified monetary damages. On September 29, 2006, the U.S. District Court for the Northern District of California dismissed the litigation with prejudice. Plaintiffs have the right to appeal.

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

TIBCO SOFTWARE INC.

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

The stock market in general and the stock prices of technology companies in particular, have experienced volatility which has often been unrelated to the operating performance of any particular company or companies. For example, during the first nine months of fiscal year 2006, our stock price fluctuated between a high of $9.02 and a low of $6.44. If market or industry-based fluctuations continue, our stock price could decline in the future regardless of our actual operating performance and investors could lose all or part of their investments.

We are required to recognize expense for stock-based compensation related to stock-based awards, and the recognition of this expense could cause the trading price of our common stock to decline.

On December 1, 2005, we adopted SFAS 123(R) which requires the measurement and recognition of compensation expense for all stock-based awards made to employees and directors based on estimated fair values. As a result, starting with fiscal year 2006, our operating results contain a charge for stock-based compensation expense related to employee stock options. This charge is in addition to stock-based compensation expense we have recognized in prior periods related to non-employee stock options and business acquisitions. The application of SFAS 123(R) requires the use of an option-pricing model to determine the fair value of stock-based awards. This determination of fair value is affected by our stock price, as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, expected stock price volatility, expected term, risk-free interest rate and expected dividends. As a result of the adoption of SFAS 123(R), in the first nine months of fiscal year 2006, our earnings were lower than they would have been had we not been required to adopt SFAS 123(R). This will continue to be the case for future periods, and we cannot accurately predict the magnitude of this effect on our earnings in future periods. Further, we cannot predict what the impact will be on the trading price of our common stock as a result of the adoption of SFAS 123(R).

Increases in services revenues as a percentage of total revenues may decrease overall margins.

We have in the past realized and may continue in the future to realize a higher percentage of revenues from services and maintenance. For example, for the first nine months of fiscal year 2006, our service and maintenance revenue represented 57% of our total revenue. We realize lower profit margins on our services and maintenance revenues than on our software license revenues. In addition, we may contract with certain third parties to supplement the services we provide to customers, which may yield lower margins than our internal services business. As a result, if services and maintenance revenues increase as a percentage of total revenues or if we increase our use of third parties to provide services, our profit margins may decrease which could impact our stock price.

TIBCO SOFTWARE INC.

We must overcome significant competition in order to succeed.

The market for our products and services is extremely competitive and subject to rapid change. We compete with a variety of large and small providers of solutions for enterprise application integration, SOA, BPM and business optimization, including companies such as IBM, Oracle, Microsoft, BEA, SAP, Pegasystems and webMethods. We believe that of these companies, IBM has the potential to offer the most complete competitive set of products relative to our offerings. As a result of our acquisition of Staffware, we now also compete directly with a wider variety of BPM solutions. In addition, some of our competitors are expanding their competitive product offerings and market position through acquisitions and internal research and development. For example, Sun Microsystems acquired SeeBeyond in August 2005, potentially making Sun Microsystems a direct competitor of ours as well. BEA has also acquired companies that expand its offerings, such as Fuego in March 2006, which potentially makes BEA a more direct competitor in BPM solutions. We expect additional competition from other established and emerging companies. We also face competition for certain aspects of our product and service offerings from major systems integrators. Further, we may face increasing competition from open source software initiatives, in which competitors provide software and intellectual property without charging license fees. If customers choose such open source products over our proprietary software, our revenues and earnings could be adversely affected.

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

Future changes in financial accounting standards, financial reporting regulations and interpretations of these standards and regulations may adversely affect our reported results of operations.

A change in accounting standards and financial reporting regulations can have a significant effect on our reported results. New accounting pronouncements and varying interpretations of accounting pronouncements have occurred and may occur in the future. These new accounting pronouncements may adversely affect our reported financial results.

Although we use standardized license agreements designed to meet current revenue recognition criteria under generally accepted accounting principles, we must often negotiate and revise terms and conditions of these standardized agreements, particularly in larger license transactions. Negotiation of mutually acceptable terms and conditions can extend the sales cycle and, in certain situations, may require us to defer recognition of revenue on the license. While we believe that we are in compliance with Statement of Position 97-2, “Software Revenue Recognition,” as amended, the American Institute of Certified Public Accountants continues to issue implementation guidelines for these standards and the accounting profession continues to discuss a wide range of potential interpretations. Additional implementation guidelines, and changes in interpretations of such guidelines, could lead to unanticipated changes in our current revenue accounting practices that could cause us to defer the recognition of revenue to future periods or to recognize lower revenue and profits.

TIBCO SOFTWARE INC.

Moreover, policies, guidelines and interpretations related to revenue recognition, accounting for acquisitions, income taxes, facilities consolidation charges, allowances for doubtful accounts and other financial reporting matters require difficult judgments on complex matters that are often subject to multiple sources of authoritative guidance. To the extent that management’s judgment is incorrect, it could result in an adverse impact on the Company’s financial statements. Some of these matters are also among topics currently under re-examination by accounting standard setters and regulators. These standard setters and regulators could promulgate interpretations and guidance that could result in material and potentially adverse changes to our accounting policies.

Beginning in the first quarter of fiscal year 2006, we were required to comply with SFAS 123(R), which mandates accounting for our stock-based awards to employees based on the fair value method and recording the compensation expense in our results of operations. Due to this, our net income and net income per share have been reduced. In the third quarter of fiscal year 2006, we recorded $3.5 million in stock-based compensation expense as compared to less than $0.1 million for the same quarter last year, and in the first nine months of fiscal year 2006, we recorded $11.8 million in stock-based compensation expense as compared to approximately $0.1 million for the same period last year.

Our strategy contemplates possible future acquisitions which may result in us incurring unanticipated expenses or additional debt, difficulty in integrating our operations and dilution to our stockholders and may harm our operating results.

Our success depends in part on our ability to continually enhance and broaden our product offerings in response to changing technologies, customer demands and competitive pressures. We have in the past and may in the future, acquire complementary businesses, products or technologies. In this regard, we have made strategic acquisitions, including the acquisition of certain assets of Velosel and ObjectStar in 2005, and the acquisition of Staffware plc and General Interface Corporation in 2004. We do not know if we will be able to complete any subsequent acquisition or that we will be able to successfully integrate any acquired business, operate it profitably or retain its key employees. Integrating any newly acquired business, product or technology could be expensive and time-consuming, could disrupt our ongoing business and could distract our management. In particular, integrating sales forces and strategies for marketing and sales has in the past required and will likely require in the future, substantial time, effort and expense, especially from our management team. Therefore, we might not be able, either immediately post-acquisition or ever, to replicate the pre-acquisition revenues achieved by companies that we acquire or achieve the benefits of the acquisition we anticipated in valuing the businesses, products or technologies we acquire. Furthermore, the costs of integrating acquired companies in international transactions can be particularly high, due to local laws and regulations. If we are unable to integrate any newly acquired entity, products or technology effectively, our business, financial condition and operating results would suffer. In addition, any amortization or impairment of acquired intangible assets, stock-based compensation or other charges resulting from the costs of acquisitions could harm our operating results.

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

TIBCO SOFTWARE INC.

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

We monitor individual customer payment capability in granting credit arrangements, seek to limit credit to amounts we believe the customers can pay, and maintain reserves we believe are adequate to cover exposure for doubtful accounts. As we have grown our revenue and customer base, our exposure to credit risk has increased. Although we have not had material losses to date as a result of customer defaults, future defaults, if incurred, could harm our business and have an adverse effect on our business, operating results and financial condition.

TIBCO SOFTWARE INC.

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

TIBCO SOFTWARE INC.

The value of our equity incentive programs may diminish as a retention tool as a result of the changes in the financial accounting standards and our stock price volatility.

We have historically used equity incentive programs, such as employee stock options and stock purchase plans, as a part of overall employee compensation arrangements. As a result of changes in the financial accounting standards, we have changed our stock purchase plan, reduced the size and number of stock option grants we give to our employees, changed the form of equity compensation we give to some of our employees and may make further changes to our equity compensation programs, all of which may decrease the effectiveness of our plans as employee retention tools. In addition, the volatility of our stock price may negatively impact the value of such equity incentives, thereby diminishing the value of such incentive programs to employees and decreasing the effectiveness of such programs as retention tools.

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

TIBCO SOFTWARE INC.

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

TIBCO SOFTWARE INC.

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

In May 2005, three purported shareholder class action complaints were filed against us and several of our officers in the U.S. District Court for the Northern District of California. The plaintiffs in such actions are seeking to represent a class of purchasers of TIBCO’s common stock from September 21, 2004, through March 1, 2005. Plaintiffs generally allege that we made false or misleading statements concerning our operating results, our business and internal controls and the integration of Staffware. On September 29, 2006, the U.S. District Court for the Northern District of California dismissed the litigation with prejudice. Plaintiffs have the right to appeal. The complaints seek unspecified monetary damages. We intend to defend ourselves vigorously; however, we expect to incur significant costs in mounting such defense.

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

TIBCO SOFTWARE INC.

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

TIBCO SOFTWARE INC.

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

ISSUER PURCHASES OF EQUITY SECURITIES

In December 2005, our Board of Directors approved an eighteen-month stock repurchase program pursuant to which we may repurchase up to $100.0 million of our outstanding common stock. The remaining authorized amount for stock repurchases under this program was approximately $34.2 million as of the end of the third quarter of fiscal year 2006.

(In thousands, except per share amounts)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased under the Plans or Programs
June 5, 2006 to July 4, 2006	—	$—	—	$67,017
July 5, 2006 to August 4, 2006	3,800	$7.23	3,800	$39,537
August 5, 2006 to September 3, 2006	710	$7.51	710	$34,208

Total	4,510	$7.27	4,510	$34,208

ITEM 6.	EXHIBITS

3.1(1)	Certificate of Incorporation of Registrant.

3.2(2)	Bylaws of Registrant.

4.1(3)	Form of Registrant’s Common Stock Certificate.

10.1(4)	TIBCO Software Inc. Change in Control and Severance Plan.

10.2(5)	Summary of 2006 TIBCO Executive Incentive Compensation Plan.

31.1	Rule 13a-14(a) / 15d-14(a) Certification by Chief Executive Officer.

31.2	Rule 13a-14(a) / 15d-14(a) Certification by Chief Financial Officer.

32.1	Section 1350 Certification by Chief Executive Officer.

32.2	Section 1350 Certification by Chief Financial Officer.

(1)	Incorporated by reference to an exhibit filed with the Registrant’s Registration Statement on Form 8-A, filed with the Commission on February 23, 2004.
(2)	Incorporated by reference to an exhibit filed with the Registrant’s Current Report on Form 8-K, filed with the Commission on April 11, 2006.
(3)	Incorporated by reference to an exhibit filed with the Registrant’s Registration Statement on Form S-1 (File No. 333-78195), filed with the Commission on June 18, 1999, as amended.
(4)	Incorporated by reference to an exhibit filed with the Registrant’s Current Report on Form 8-K, filed with the Commission on July 31, 2006.
(5)	Incorporated by reference to an exhibit filed with the Registrant’s Current Report on Form 8-K, filed with the Commission on June 30, 2006.

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
Sydney L. Carey Senior Vice President, Corporate Controller and Chief Accounting Officer

Date: October 13, 2006

TIBCO SOFTWARE INC.

EXHIBIT INDEX

Exhibit No.	Description
3.1(1)	Certificate of Incorporation of Registrant.

3.2(2)	Bylaws of Registrant.

4.1(3)	Form of Registrant’s Common Stock Certificate.

10.1(4)	TIBCO Software Inc. Change in Control and Severance Plan.

10.2(5)	Summary of 2006 TIBCO Executive Incentive Compensation Plan.

31.1	Rule 13a-14(a) / 15d-14(a) Certification by Chief Executive Officer.

31.2	Rule 13a-14(a) / 15d-14(a) Certification by Chief Financial Officer.

32.1	Section 1350 Certification by Chief Executive Officer.

32.2	Section 1350 Certification by Chief Financial Officer.

(1)	Incorporated by reference to an exhibit filed with the Registrant’s Registration Statement on Form 8-A, filed with the Commission on February 23, 2004.
(2)	Incorporated by reference to an exhibit filed with the Registrant’s Current Report on Form 8-K, filed with the Commission on April 11, 2006.
(3)	Incorporated by reference to an exhibit filed with the Registrant’s Registration Statement on Form S-1 (File No. 333-78195), filed with the Commission on June 18, 1999, as amended.
(4)	Incorporated by reference to an exhibit filed with the Registrant’s Current Report on Form 8-K, filed with the Commission on July 31, 2006.
(5)	Incorporated by reference to an exhibit filed with the Registrant’s Current Report on Form 8-K, filed with the Commission on June 30, 2006.