Form 10-K
period 2006-11-30
TIBCO SOFTWARE INC
filed 2007-02-09
CIK 1085280

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2006

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

The aggregate market value of the voting stock held by non-affiliates of the registrant (based upon the closing sale price of such shares on the Nasdaq Global Market on June 2, 2006) was approximately $1,343,165,843. Shares of common stock held by each executive officer and director and by each entity that owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of January 31, 2007, there were 207,844,377 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2007 Annual Meeting of Stockholders to be held on April 18, 2007 are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein.

TIBCO SOFTWARE INC. FORM 10-K

For the Fiscal Year Ended November 30, 2006

Forward Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements relate to expectations concerning matters that are not historical facts. Words such as “projects,” “believes,” “anticipates,” “plans,” “expects,” “intends,” and similar words and expressions are intended to identify forward-looking statements. These forward-looking statements include, but are not limited to: the mix of our revenues between license, service and maintenance revenues; the effect of stock-based compensation on our financial results; our financing plans and capital requirements; our revenues and costs of revenues; our expenses; our potential tax benefit or liabilities; the effect of recent accounting pronouncements and related interpretations; our investments, foreign currency risk, concentration of credit risk, debt service and principal repayment obligations; cash flows and our ability to finance operations from cash flows; seasonality in our business; the dependence of our license revenue on the timing and number of license deals; our continued investment and increased spending on research and development; the increase in absolute dollars in sales and marketing expenses, general and administrative spending and operating expenses; our amortization of previously acquired intangible assets; the dependence upon market conditions and other corporate conditions in relation to the timing and amount of stock repurchases; forecasts and projections about the economies and markets in which we operate and our beliefs and assumptions regarding these economies and markets; and other similar matters. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, these expectations or any of the forward-looking statements could prove to be incorrect, and actual results could differ materially from those projected or assumed in the forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to risks and uncertainties, including, but not limited to, the factors set forth under “Risk Factors.” All forward-looking statements and reasons why results may differ included in this Annual Report on Form 10-K are made as of the date hereof, and we assume no obligation to update any such forward-looking statements or reasons why actual results may differ.

Trademarks

TIBCO, TIBCO Software, Information Bus, TIB and TIBCO BusinessFactor are the trademarks or registered trademarks of TIBCO Software Inc. in the United States and other countries. This Annual Report on Form 10-K also refers to the trademarks of other companies.

PART I

ITEM 1.	BUSINESS

Overview

TIBCO Software Inc. (“TIBCO,” the “Company,” “we” or “us”) is a leading business integration and process management software company that enables real-time business. We provide a broad range of standards-based software solutions that helps organizations achieve the benefits of real-time business. Real-time business is about giving organizations the ability to sense and respond to changes and opportunities as they arise by enabling the use of current information to execute critical business processes and make smarter decisions. We provide software that enables interoperability between applications and information sources, coordinates processes that span systems and people, and helps companies sense and respond to events and opportunities more quickly and with more certainty and control.

Our software can make corporate assets such as applications, other IT systems and the information contained within them more effective and valuable by tying them together with a common framework and coordinating the interactions among them. Our products can lower IT costs by enabling companies to more quickly and easily create, manage and modify these interactions and can make companies more efficient by automating routine processes to allow their employees to focus their efforts on managing exceptional problems and opportunities. Our products can also give managers and executives the information they need to identify and understand both the strengths and weaknesses of their businesses and external factors that shape their businesses, along with the ability to quickly reallocate their assets or adapt their operations to fix a problem or capitalize on an opportunity.

Our products are currently licensed by companies worldwide in diverse industries such as financial services, telecommunications, retail, healthcare, manufacturing, energy, transportation, logistics, government and insurance. We sell our products through a direct sales force and through alliances with leading software vendors and systems integrators.

To meet our goal of becoming the world’s leading provider of enterprise software for service-oriented architecture (“SOA”), business process management (“BPM”), business optimization and master data management (“MDM”), we are providing our customers with a comprehensive set of products and services, promoting the widespread adoption of our technology, leveraging our vertical market expertise and pursuing strategic acquisitions to expand and strengthen our offerings. We believe we are the market leader among independent integration software companies. See “—Competition.”

We are the successor to a portion of the business of Teknekron Software Systems, Inc. (“Teknekron”). Teknekron was founded in 1985 and was acquired by Reuters Group PLC (“Reuters”), a global information company, in 1994. In November 1996, we were incorporated in Delaware and in January 1997, we were established as an entity separate from Teknekron.

TIBCO Products

We offer a wide range of software products that can be sold individually to solve specific technical challenges, but the emphasis of our product development and sales efforts is to create products that interoperate and can be sold together as a suite to enable businesses to be more cost-effective, agile and efficient. These products can help organizations achieve success in four areas: SOA, BPM, business optimization and MDM.

•

SOA: Our software enables organizations to migrate their IT infrastructures to SOA by turning information and functions into discrete and reusable components that can be invoked from across the business and aggregated with other such services to create “composite applications.” This helps companies streamline the integration and orchestration of assets across technological, organizational and geographical boundaries. Our software enables the creation, management and virtualization of heterogeneous services and provides a unified environment for policy and service management. It also delivers capabilities in the areas of service mediation, orchestration and communication and the development of rich internet applications. Our products give companies the flexibility to do these things using the standards or technologies that best meet their needs in specific situations (such as HTTP, e-mail, J2EE, EDI, Messaging, .NET, Web Services, etc.) without replacing existing technologies or committing to any one technology across the enterprise.

•

BPM: Our software enables the automation and coordination of the assets and tasks that make up business processes. This software can coordinate the human and electronic resources inside a business and its network of customers and partners. Our products not only automate routine tasks and exception handling, but orchestrate long-lived activities and transactions that cut across organizational and geographical boundaries. Our software enables organizations to provide a higher level of customer satisfaction, retain customers, maximize partnerships with other businesses and out-execute their competitors.

•

Business optimization: Our software automatically routes information to appropriate recipients, allows users access to up-to-date information whenever they need it, and provides users with the ability to analyze and act on information. Our software also tracks large volumes of real-time events as they occur and applies sophisticated rules in order to identify patterns that signify problems, threats and opportunities, and can automatically initiate appropriate notifications or adaptation of processes. This helps line-level employees perform their jobs, helps managers identify and analyze problems and opportunities, and gives customers the ability to get accurate and consistent information directly or through salespeople, service personnel or customer care representatives.

•

MDM: Our software enables organizations to align enterprise master data (such as product, service, customer or vendor data) across multiple systems and departments, as well as with customers and trading partners. Our software also enables organizations to ensure that the necessary processes, policies and procedures are put in place to support the continuous addition, deletion and modification of information. This helps organizations reduce errors, increase the efficiency of their business activities and accelerate critical processes such as new product introductions, service provisioning, sales processes and customer service.

Services

Professional Services

Our professional services offerings include a wide range of consulting services such as systems planning and design, installation and systems integration for the rapid deployment of TIBCO products. We offer our professional services with the initial deployment of our products as well as on an ongoing basis to address the continuing needs of our customers. Our professional services staff is located throughout the Americas, Europe, Africa and Asia Pacific and Japan, enabling us to perform installations and respond to customer demands rapidly across our global customer base. Many of our professional services employees have advanced degrees, substantial TIBCO experience and industry expertise in systems architecture and design and also have domain expertise in financial services, telecommunications, manufacturing, energy, logistics, healthcare and other industries.

We also have relationships with resellers, professional service organizations and system integrators including Accenture, Atos Origin, BearingPoint, Cap Gemini and Deloitte Consulting, which include participation in the deployment of our products to customers. These relationships help promote TIBCO products and provide additional technical expertise to enable us to provide the full range of professional services our customers require to deploy our products.

Maintenance and Support

We offer a suite of software support and maintenance options that are designed to meet the needs of our diverse customer base. These support options include 24 hour coverage that is available seven days a week, 365 days a year, to meet the needs of our global customers. To accomplish this level of support we have established a worldwide support organization with major support centers in Palo Alto, California; London and Swindon, England; and Woy Woy, Australia. These centers, working in conjunction with several smaller support offices located throughout the United States and India, as well as additional support offices in the Americas, Europe and Asia Pacific and Japan, provide seamless support using a “follow-the-sun” support model.

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

Training

We provide a comprehensive and global training program for customers and partners. Training is available at our main office in Palo Alto, California and at major training centers in Houston, Texas; Maidenhead, England; Munich, Germany; and Tokyo, Japan. We also deliver training on-site at customer locations. We provide specialized training for our professional services partners to enhance their effectiveness in integrating our products. Our Educational Services group has the capability to develop solutions to address the specific needs of individual customers and partners. Our curriculum leads to an industry recognized technical certification in high visibility TIBCO technologies.

Sales and Marketing

Sales

We currently market our software and services primarily through a direct sales organization complemented by indirect sales channels. Our direct sales force is located across the United States and throughout the Americas, Europe, Africa and Asia Pacific and Japan and operates globally through our foreign subsidiaries. We have established distribution and licensing relationships with several strategic hardware vendors, software and toolset developers and systems integrators. We have also developed alliances with key solution providers to target vertical industry sectors, including energy, telecommunications and manufacturing.

Our revenue consists primarily of license, service and maintenance fees from our customers and distributors which were primarily attributable to sales of our software. License fees represented approximately 46%, 46% and 55% of our total revenue in fiscal years 2006, 2005 and 2004, respectively. Revenue from services and maintenance represented approximately 54%, 54% and 45% of our total revenue in fiscal years 2006, 2005 and 2004, respectively.

Sales to customers outside the United States totaled $262.3 million, representing 51% of our total revenue in fiscal year 2006. For a geographic breakdown of our revenue and property and equipment, see Note 20 to our Consolidated Financial Statements included in this Annual Report on Form 10-K.

Marketing

We use a mix of market research, analyst updates, seminars, direct mail, print advertising, trade shows, speaking engagements, public relations, customer newsletters and web marketing in order to achieve our marketing goals. Our marketing department also produces collateral material for distribution to potential customers including presentation materials, white papers, brochures, magazines and fact sheets. We also host annual user conferences for our customers and provide support to our channel partners with a variety of programs, training and product marketing support materials.

Seasonality

Our business is subject to variations throughout the year due to seasonal factors in the U.S. and worldwide. These factors include fewer selling days in Europe during the summer vacation season (which has a disproportionate effect on sales in Europe), the impact of the December holidays and a slow down in capital expenditures by our customers after calendar year-end (during our first fiscal quarter). These factors typically constrain sales activity in our first and third fiscal quarters compared to the rest of the year, and they make quarter-to-quarter comparisons of our operating results less meaningful.

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

Research and Development

Our success is heavily dependant on our ability to develop new products and technologies and to enhance our existing products. We expect that a majority of our research and development activities will focus on enhancing and extending our TIBCO products and that such enhancements and new products will be developed internally. However, as part of our development strategy, we may license or acquire externally developed technologies for integration into our product lines. In fiscal year 2006, we continued our development focus on creating products that interoperate. We expect that we will continue to commit significant resources to product development in the future. Product development costs are recorded as research and development expenses. Our research and development expenses, including stock-based compensation expense, were $85.9 million, $73.1 million and $61.1 million in fiscal years 2006, 2005 and 2004, respectively. To date, all product development costs have been expensed as incurred because the time period between the achievement of technical feasibility for a product and the general availability of such product has typically been very short.

Proprietary Technology

Our success is dependent upon our proprietary software technology. We believe that factors such as the technological and creative skills of our personnel, product enhancements and new product developments are all essential to establishing and maintaining a technology leadership position. We hold numerous United States and foreign patents and have several pending patent applications. We additionally license some patents from Reuters on a royalty-free basis. These patent rights notwithstanding, we currently rely primarily on trade secret rights, copyright and trademark laws, and nondisclosure and other contractual agreements to protect our technology. We enter into confidentiality and/or license agreements with our employees, distributors and customers, and limit access to and distribution of our software, documentation and other proprietary information. Despite these protective measures, third parties could still copy and use our products or otherwise misappropriate our technology.

Furthermore, third parties might independently develop competing technologies that include the same functionality or features, or otherwise are substantially equivalent or superior to our technologies. In addition, effective patent, copyright, trademark and trade secret protection may be unavailable or limited in certain foreign countries where we operate. Our business could suffer serious harm if we fail to protect our proprietary technology.

Although we do not believe our products infringe the proprietary rights of any third parties, third parties may nevertheless assert infringement claims against our customers or us in the future. Furthermore, we may initiate claims or litigation against third parties for infringement of our proprietary rights or to establish the validity of our proprietary rights. Litigation, whether resolved in our favor or not, would cause us to incur substantial costs and divert our management resources from productive tasks, which would harm our business. Parties making claims against us could secure substantial damages, as well as injunctive or other equitable relief, which could effectively block our ability to sell our products in the United States or abroad. Such a judgment could seriously harm our business. If it appears necessary or desirable, we may seek licenses to intellectual property. If we are unable to obtain necessary licenses or other rights, our business may suffer serious harm.

Employees

As of November 30, 2006, we employed 1,597 persons, including 476 in sales and marketing, 422 in research and development, 218 in finance and administration and 481 in professional services and technical support. Of our 1,597 employees, 945 were located in the Americas, 367 in Europe and Africa and 285 in Asia Pacific and Japan. Our success is highly dependent on our ability to attract and retain qualified employees. Competition for employees is intense in the software industry. To date, we believe we have been successful in our efforts to recruit qualified employees, but there is no assurance that we will continue to be as successful in the future.

Available Information

We are subject to the informational requirements of the Exchange Act. Therefore, we file periodic reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”). Such reports, proxy statements and other information may be obtained by visiting the Public Reference Room of the SEC at 100 F Street, NE, Washington, DC 20549 or by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy statements and other information required that issuers file electronically.

Our principal internet address is www.tibco.com. We make available free of charge on www.tibco.com our annual reports on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and amendments to those reports, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Information contained or referenced on our website is not incorporated by reference in and does not form a part of this Annual Report on Form 10-K.

ITEM 1A. RISK	FACTORS

The following risk factors, as well as other factors of which we may be unaware or do not currently view as significant, could materially and adversely affect our future operating results and could cause actual events to differ materially from those predicted in the forward-looking statements we make about our business.

Our future revenue is unpredictable, and we expect our quarterly operating results to fluctuate, which may cause our stock price to decline.

Period-to-period comparisons of our operating results may not be a good indication of our future performance. Moreover, our operating results in some quarters have not in the past, and may not in the future, meet the expectations of stock market analysts and investors. This has in the past, and may in the future, cause our stock price to decline. As a result of the evolving nature of the markets in which we compete and the size of our customer agreements, we have difficulty accurately forecasting our revenue in any given period. In addition to the factors discussed elsewhere in this section, a number of factors may cause our revenue to fall short of our expectations, or those of stock market analysts and investors, or cause fluctuations in our operating results, including:

•	the announcement or introduction of new or enhanced products or services by our competitors;

•	the relatively long sales cycles for many of our products;

•	the tendency of some of our customers to wait until the end of a fiscal quarter or our fiscal year in the hope of obtaining more favorable terms;

•	the timing of our new products or product enhancements or any delays in such introductions;

•	the delay or deferral of customer implementations of our products;

•	changes in customer budgets and decision making processes that could affect both the timing and size of any transaction;

•	our dependence on large deals, which if such deals do not close, can greatly impact revenues for a particular quarter;

•	the timing, size and mix of orders from customers;

•	the deferral of license revenue to future periods due to the timing of the execution of an agreement or our ability to deliver the products;

•	the impact of our provision of services and customer-required contractual terms on our recognition of license revenue;

•	any difficulty we encounter in integrating acquired businesses, products or technologies;

•	the amount and timing of operating costs and capital expenditures relating to the expansion of our operations;

•	the impact of employee stock-based compensation expenses on our earnings; and

•	changes in local, national and international regulatory requirements.

In addition, while we may in future years record positive net income and/or increases in net income over prior periods, we may not show period-over-period earnings per share growth or earnings per share growth that meets the expectations of stock market analysts or investors as a result of the number of our shares outstanding during such periods. In such case, our stock price may decline.

Our stock price may be volatile, which could cause investors to lose all or part of their investments in our stock.

The stock market in general and the stock prices of technology companies in particular, have experienced volatility which has often been unrelated to the operating performance of any particular company or companies. During fiscal year 2006, our stock price fluctuated between a high of $9.70 and a low of $6.44. If market or industry-based fluctuations continue, our stock price could decline in the future regardless of our actual operating performance and investors could lose all or part of their investments.

Increases in services revenues as a percentage of total revenues may decrease overall margins.

We have in the past realized and may continue in the future to realize a higher percentage of revenues from services and maintenance on a combined basis. For example, in fiscal year 2006, our service and maintenance revenue represented 54% of our total revenue. Our profit margin for maintenance is higher than our margin for services, but both are lower than our license revenue profit margin. As a result, if services and maintenance revenues increase as a percentage of total revenues, our overall profit margin may decrease which could impact our stock price.

We must overcome significant competition in order to succeed.

The market for our products and services is extremely competitive and subject to rapid change. We compete with a variety of large and small providers of solutions for enterprise application integration, SOA, BPM, business optimization and MDM, including companies such as IBM, Oracle, Microsoft, BEA, SAP, Pegasystems and webMethods. We believe that of these companies, IBM has the potential to offer the most complete competitive set of products relative to our offerings. In addition, some of our competitors are expanding their competitive product offerings and market position through acquisitions and internal research and development. For example, Sun Microsystems acquired SeeBeyond in August 2005, potentially making Sun Microsystems a direct competitor of ours as well. BEA has also acquired companies that expand its offerings, such as Fuego, in March 2006, which potentially makes BEA a more direct competitor in BPM solutions. We expect additional competition from other established and emerging companies. We also face competition for certain aspects of our product and service offerings from major systems integrators. Further, we may face increasing competition from open source software initiatives, in which competitors provide software and intellectual property, typically without charging license fees. If customers choose such open source products over our proprietary software, our revenues and earnings could be adversely affected.

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

Our success depends in part on our ability to continually enhance and broaden our product offerings in response to changing technologies, customer demands and competitive pressures. We have in the past and may in the future, acquire complementary businesses, products or technologies. In this regard, we have made strategic acquisitions, including the acquisition of certain assets of Velosel Corporation (“Velosel”) and ObjectStar International Limited (“ObjectStar”) in 2005, and the acquisition of Staffware plc (“Staffware”) and General Interface Corporation in 2004. We do not know if we will be able to complete any subsequent acquisition or that we will be able to successfully integrate any acquired business, operate it profitably or retain its key employees. Integrating any newly acquired business, product or technology could be expensive and time-consuming, could disrupt our ongoing business and financial performance and could distract our management. In particular, integrating sales forces and strategies for marketing and sales has in the past required and will likely require in the future, substantial time, effort and expense, especially from our management team. Therefore, we might not be able, either immediately post-acquisition or ever, to replicate the pre-acquisition revenues achieved by companies that we acquire or achieve the benefits of the acquisition we anticipated in valuing the businesses, products or technologies we acquire. Furthermore, the costs of integrating acquired companies in international transactions can be particularly high, due to local laws and regulations. If we are unable to integrate any newly acquired entity, products or technology effectively, our business, financial condition and operating results would suffer. In addition, any amortization or impairment of acquired intangible assets, stock-based compensation or other charges resulting from the costs of acquisitions could harm our operating results.

In addition, we may face competition for acquisition targets from larger and more established companies with greater financial resources. Also, in order to finance any acquisition, we might need to raise additional funds through public or private financings or use our cash reserves. In that event, we could be forced to obtain equity or debt financing on terms that are not favorable to us or that result in dilution to our stockholders. Use of our cash reserves for acquisitions could limit our financial flexibility in the future. Moreover, the terms of existing loan agreements may prohibit certain acquisitions or may place limits on our ability to incur additional indebtedness or issue additional equity securities to finance acquisitions. If we are not able to acquire strategically attractive businesses, products or technologies, we may not be able to remain competitive in our industry.

Our business is subject to seasonal variations which make quarter-to-quarter comparisons difficult.

Our business is subject to variations throughout the year due to seasonal factors in the U.S. and worldwide. These factors include fewer selling days in Europe during the summer vacation season (which has a disproportionate effect on sales in Europe), the impact of the December holidays and a slow down in capital expenditures by our customers after calendar year-end (during our first fiscal quarter). These factors typically constrain sales activity in our first and third fiscal quarters compared to the rest of the year, and they make quarter-to-quarter comparisons of our operating results less meaningful.

We cannot accurately predict the impact of stock-based compensation expense on the trading price of our common stock.

On December 1, 2005, we adopted SFAS No. 123(R) which requires the measurement and recognition of compensation expense for all stock-based awards made to employees and directors based on estimated fair values. As a result, starting with fiscal year 2006, our operating results contain a charge for stock-based compensation expense related to employee stock options. This charge is in addition to stock-based compensation expense we have recognized in prior periods related to non-employee stock options and business acquisitions. The application of SFAS No. 123(R) requires the use of an option-pricing model to determine the fair value of stock-based awards. This determination of fair value is affected by our stock price, as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, expected stock price volatility, expected term, risk-free interest rate and expected dividends. As a result of the adoption of SFAS No. 123(R), in fiscal year 2006, our earnings were lower than they would have been had we not been required to adopt SFAS No. 123(R). This will continue to be the case for future periods, and we cannot accurately predict the magnitude of this effect on our earnings in future periods. Further, we cannot predict what the impact will be on the trading price of our common stock as a result of the adoption of SFAS No. 123(R). Also, SFAS No. 123(R) requires that the tax benefit of stock option deductions relating to incentive stock options be recorded in the period of disqualifying disposition. This could result in significant fluctuations in our effective tax rate between accounting periods.

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

Although we use standardized license agreements designed to meet current revenue recognition criteria under generally accepted accounting principles, we must often negotiate and revise terms and conditions of these standardized agreements, particularly in larger license transactions. Negotiation of mutually acceptable terms and conditions can extend the sales cycle and, in certain situations, may require us to defer recognition of license revenue. While we believe that we are in compliance with Statement of Position (“SOP”) 97-2, Software Revenue Recognition, as amended, the American Institute of Certified Public Accountants (“AICPA”) continues to issue implementation guidelines for these standards and the accounting profession continues to discuss a wide range of potential interpretations. Additional implementation guidelines, and changes in interpretations of such guidelines, could lead to unanticipated changes in our current revenue accounting practices that could cause us to defer the recognition of revenue to future periods or to recognize lower revenue and profits.

Moreover, policies, guidelines and interpretations related to revenue recognition, accounting for acquisitions, income taxes, facilities consolidation charges, allowances for doubtful accounts and other financial reporting matters require difficult judgments on complex matters that are often subject to multiple sources of authoritative guidance. To the extent that management’s judgment is incorrect, it could result in an adverse impact on our financial statements. Some of these matters are also among topics currently under re-examination by accounting standard setters and regulators. These standard setters and regulators could promulgate interpretations and guidance that could result in material and potentially adverse changes to our accounting policies.

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

The Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) imposes duties on us, our executives and directors. We completed our fiscal year 2006 evaluation of the design and testing of effectiveness of our ICFR required to comply with the management certification and attestation by our independent registered public accounting firm as required by Section 404 of Sarbanes-Oxley. While our assessment, testing and evaluation of the design and operating effectiveness of our ICFR resulted in our conclusion that as of November 30, 2006, our ICFR were effective, we cannot predict the outcome of our testing in future periods. If we conclude in future periods that our ICFR is not effective, we may be required to change our ICFR to remediate deficiencies, investors may lose confidence in the reliability of our financial statements, and we may be subject to investigation and/or sanctions by regulatory authorities. Also, if we identify areas of our ICFR that require improvement, we could incur additional expenses to implement enhanced processes and controls to address such issues. Any such events could adversely affect our financial results and/or may result in a negative reaction in the stock market.

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

We cannot be certain that our products do not infringe issued patents or other intellectual property rights of others. In addition, our use of open source software components in our products may make us vulnerable to claims that our products infringe third-party intellectual property rights, in particular because many of the open source software components we may incorporate with our products may be developed by numerous independent parties over whom we exercise no supervision or control. “Open source software” is software that is covered by a license agreement which permits the user to liberally copy, modify and distribute the software, typically free of charge. Further, because patent applications in the United States and many other countries are not publicly disclosed at the time of filing, applications covering technology used in our software products may have been filed without our knowledge. While no intellectual property infringement lawsuits have been filed against us to date, we may be subject to legal proceedings and claims from time to time, including claims of alleged infringement of the patents, trademarks and other intellectual property rights of third parties by us or our licensees in connection with their use of our products. Although no such claims have been made in the past, our software license agreements typically provide for indemnification of our customers for intellectual property infringement claims. Intellectual property litigation is expensive and time consuming and could divert our management’s attention away from running our business and seriously harm our business. If we were to discover that our products violated the intellectual property rights of others, we would have to obtain licenses from these parties in order to continue marketing our products without substantial reengineering. We might not be able to obtain the necessary licenses on acceptable terms or at all, and if we could not obtain such licenses, we might not be able to reengineer our products successfully or in a timely fashion. If we fail to address any infringement issues successfully, we would be forced to incur significant costs, including damages and potentially satisfying indemnification obligations that we have with our customers, and we could be prevented from selling certain of our products.

Our intellectual property or proprietary rights could be misappropriated, which could force us to become involved in expensive and time-consuming litigation.

We regard our intellectual property as critical to our success. Accordingly, we rely upon a combination of copyrights, service marks, trademarks, trade secret rights, patents, confidentiality agreements and licensing agreements to protect our intellectual property. Despite these protections, a third party could misappropriate our intellectual property. Any misappropriation of our proprietary information by third parties could harm our business, financial condition and operating results. In addition, the laws of some countries do not provide the same level of protection of our proprietary information as do the laws of the United States. If our proprietary information or material were misappropriated, we might have to engage in litigation to protect it. We might not succeed in protecting our proprietary information if we initiate intellectual property litigation, and, in any event, such litigation would be expensive and time-consuming, could divert our management’s attention away from running our business and could seriously harm our business.

Market acceptance of new platforms, standards and technologies may require us to undergo the expense of developing and maintaining compatible product lines.

Our software products can be licensed for use with a variety of platforms, standards and technologies, and we are constantly evaluating the feasibility of adding new platforms, standards and technologies. There may be future or existing platforms, standards and technologies that achieve popularity in the marketplace which may not be architecturally compatible with our software products. In addition, the effort and expense of developing, testing and maintaining software products will increase as more platforms, standards and technologies achieve market acceptance within our target markets. If we are unable to achieve market acceptance of our software products or adapt to new platforms, standards and technologies, our sales and revenues will be adversely affected.

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

If we fail to manage our exposure to worldwide financial and securities market risk successfully, our operating results and financial statements could be materially impacted.

We are exposed to financial market risks, including changes in interest rates, foreign currency exchange rates and prices of marketable equity and fixed-income securities. We do not use derivative financial instruments for speculative or trading purposes.

The primary objective of most of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, a majority of our marketable investments are investment grade, liquid, short-term fixed-income securities and money market instruments denominated in U.S. dollars. If the carrying value of our investments exceeds the fair value, and the decline in fair value is deemed to be other-than-temporary, we will be required to further write down the value of our investments, which could materially harm our results of operations and financial condition.

A significant portion of our net revenue and expenses are transacted in U.S. dollars. However, some of these activities are conducted in other currencies, primarily European and Asian currencies. As a response to the risks of changes in value of foreign currency denominated transactions, we may enter into foreign currency forward contracts or other instruments, the majority of which mature within approximately one month. Our foreign currency forward contracts reduce, but do not eliminate, the impact of currency exchange rate movements. We do not execute forward contracts in all currencies in which the Company conducts business. Accordingly, such amounts denominated in foreign currencies may fluctuate in value and produce significant earnings and cash flow volatility.

We may have exposure to additional tax liabilities.

As a multinational corporation, we are subject to income taxes as well as non-income based taxes, in both the United States and various foreign jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes and other tax liabilities. In the ordinary course of a global business, there are many intercompany transactions and calculations where the ultimate tax determination is uncertain. We are regularly under audit by tax authorities.

Although we believe that our tax estimates are reasonable, we cannot assure that the final determination of tax audits or tax disputes will not be different from what is reflected in our historical income tax provisions and accruals.

We are also subject to non-income taxes, such as payroll, sales, use, value-added, net worth, property and goods and services taxes, in both the United States and various foreign jurisdictions. We are regularly under audit by tax authorities with respect to these non-income taxes and may have exposure to additional non-income tax liabilities.

Our agreement with Reuters places certain limitations on our ability to conduct our business.

Pursuant to the terms of the amended license, maintenance and distribution agreement with Reuters (the “Reuters Agreement”), we are permitted to market and sell our products, other than risk management and market data distribution products, directly and through third party resellers (other than specified resellers) to customers in the financial services market. The limitations on our ability to sell risk management and market data distribution products and on reselling through the specified resellers will continue through May 2008. While we currently do not offer any risk management and market data distribution solutions as part of our product offerings, if we were to develop any such products, we would have to rely on Reuters to sell those products in the financial services market until these restrictions end. Reuters is not required to help us sell any of these products in those markets, and Reuters may choose not to sell our products over our competitors’ products.

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

Our software may have defects and errors that could lead to a loss of revenues or product liability claims.

Our products and platforms use complex technologies and, despite extensive testing and quality control procedures, may contain defects or errors, especially when first introduced or when new versions or enhancements are released. If defects or errors are discovered after commercial release of either new versions or enhancements of our products and platforms:

•	potential customers may delay purchases;

•	customers may react negatively, which could reduce future sales;

•	our reputation in the marketplace may be damaged;

•	we may have to defend product liability claims;

•	we may be required to indemnify our customers, distributors, original equipment manufacturers or other resellers;

•	we may incur additional service and warranty costs; and

•	we may have to divert additional development resources to correct the defects and errors, which may result in the delay of new product releases or upgrades.

If any or all of the foregoing occur, we may lose revenues, incur higher operating expenses and lose market share, any of which could severely harm our financial condition and operating results.

We operate internationally and face risks attendant to those operations.

We earn a significant portion of our total revenues from international sales generated through our foreign direct and indirect operations. As a result of these sales operations, we face risks arising from local political, legal and economic factors such as the general economic conditions in each country or region, varying regulatory requirements and compliance with international and local trade, labor and other laws. We may also face difficulties in managing our international operations, collecting receivables in a timely fashion and repatriating earnings. Any of these factors, either individually or in combination, could materially impact our international operations and adversely affect our business as a whole.

The outcome of litigation pending against us could require us to expend significant resources and could harm our business and financial resources.

In May 2005, three purported shareholder class action complaints were filed against us and several of our officers in the U.S. District Court for the Northern District of California. The plaintiffs in such actions are seeking to represent a class of purchasers of our common stock from September 21, 2004, through March 1, 2005. Plaintiffs generally allege that we made false or misleading statements concerning our operating results, our business and internal controls and the integration of Staffware. The actions were consolidated and in September 2006, the U.S. District Court for the Northern District of California dismissed the litigation with prejudice. Plaintiffs have filed a notice of appeal. Plaintiffs seek unspecified monetary damages. We intend to defend ourselves vigorously; however, we expect to incur significant costs in mounting such defense.

In September 2005, a shareholder derivative complaint was filed against certain of our officers and directors in the Superior Court of the State of California, Santa Clara County. The complaint was based on substantially similar facts and circumstances as the class actions and generally alleged that the named directors and officers breached their fiduciary duties to TIBCO. In December 2006, plaintiff voluntarily dismissed the litigation without prejudice.

In addition, we, certain of our directors and officers and certain investment bank underwriters have been named in a putative class action for violation of the federal securities laws in the U.S. District Court for the Southern District of New York, captioned “In re TIBCO Software Inc. Initial Public Offering Securities Litigation.” This is one of a number of cases challenging underwriting practices in the initial public offerings (each, an “IPO”) of more than 300 companies, which have been coordinated for pretrial proceedings as “In re Initial Public Offering Securities Litigation.” Plaintiffs generally allege that the underwriters engaged in undisclosed and improper underwriting activities, namely the receipt of excessive brokerage commissions and customer agreements regarding post-offering purchases of stock in exchange for allocations of IPO shares. Plaintiffs also allege that various investment bank securities analysts issued false and misleading analyst reports. The complaint against us claims that the purported improper underwriting activities were not disclosed in the registration statements for our IPO and secondary public offering and seeks unspecified damages on behalf of a purported class of persons who purchased our securities or sold put options during the time period from July 13, 1999, to December 6, 2000.

A lawsuit with similar allegations of undisclosed improper underwriting practices, and part of the same coordinated proceedings, is pending against Talarian, which we acquired in 2002. That action is captioned “In re Talarian Corp. Initial Public Offering Securities Litigation.” The complaint against Talarian, certain of its underwriters and certain of its former directors and officers claims that the purported improper underwriting activities were not disclosed in the registration statement for Talarian’s IPO and seeks unspecified damages on behalf of a purported class of persons who purchased Talarian securities during the time period from July 20, 2000, to December 6, 2000.

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

In April 2006, the U.S. District Court for the Southern District of New York held a fairness hearing in connection with the motion for final approval of the settlement in the coordinated litigation. The U.S. District Court for the Southern District of New York has yet to issue a ruling on the motion for final approval. The settlement remains subject to a number of conditions, including final court approval. In December 2006, the Court of Appeals for the Second Circuit reversed the U.S. District Court for the Southern District of New York’s October 2004 order certifying a class in six test cases that were selected by the underwriter defendants and plaintiffs in the coordinated proceedings. TIBCO and Talarian are not among the test cases, and it is unclear what impact this will have on the classes certified in TIBCO’s and Talarian’s cases.

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

Certain open source software is licensed pursuant to license agreements that require a user who distributes the open source software as a component of the user’s software to disclose publicly part or all of the source code to the user’s software. This effectively renders what was previously proprietary software open source software. As competition in our markets increases, we must reduce our product development costs. Many features we may wish to add to our products in the future may be available as open source software and our development team may wish to make use of this software to reduce development costs and speed up the development process. While we carefully monitor the use of all open source software and try to ensure that no open source software is used in such a way as to require us to disclose the source code to the related product, such use could inadvertently occur. Additionally, if a third party has incorporated certain types of open source software into its software but has failed to disclose the presence of such open source software and we embed that third party software into one or more of our products, we could, under certain circumstances, be required to disclose the source code to our product. This could have a material adverse effect on our business.

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

ITEM 1B. UNRESOLVED	STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our principal administrative, sales, marketing, service and research and development facilities are located in a four building campus totaling approximately 292,000 square feet in Palo Alto, California. We purchased these buildings in June 2003. In connection with the purchase, we entered into a 51-year lease of the land upon which the buildings are located. Further information on the terms of the building acquisition can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operation” and Note 5 to our Consolidated Financial Statements included in this Annual Report on Form 10-K.

In addition, we lease field support offices in approximately 60 cities throughout the world. The field offices range from small executive offices to a 22,000 square foot facility, in Maidenhead, England, that serves as our European sales operations headquarters. Lease terms range from month-to-month on certain offices to ten years on certain direct leases. Because our professional services are generally performed at the client site, field facilities are generally small. Field facilities are sales offices, development centers or customer support sites, and are used for periodic meetings, training and administration. We are continually evaluating the adequacy of existing facilities and additional facilities in new cities, and we believe that suitable additional space will be available in the future on commercially reasonable terms as needed.

We have certain facilities under lease that are in excess of our requirements that we no longer occupy and do not intend to occupy. Currently, these vacated facilities are fully occupied by our tenants; however, the subleases will expire in various lengths. The estimated loss on excess facilities net of sublease income has been included in the accrued excess facilities costs on the Consolidated Balance Sheets as of November 30, 2006 and 2005.

ITEM 3.	LEGAL PROCEEDINGS

Securities Class Action and Shareholder Derivative Suits

In May 2005, three purported shareholder class action complaints were filed against us and several of our officers in the U.S. District Court for the Northern District of California. The plaintiffs in such actions are seeking to represent a class of purchasers of our common stock from September 21, 2004, through March 1, 2005. Plaintiffs generally allege that we made false or misleading statements concerning our operating results, our business and internal controls and the integration of Staffware. The actions were consolidated and in September 2006, the U.S. District Court for the Northern District of California dismissed the litigation with prejudice. Plaintiffs have filed a notice of appeal. Plaintiffs seek unspecified monetary damages. We intend to defend ourselves vigorously; however, we expect to incur significant costs in mounting such defense.

In September 2005, a shareholder derivative complaint was filed against certain of our officers and directors in the Superior Court of the State of California, Santa Clara County. The complaint was based on substantially similar facts and circumstances as the class actions and generally alleged that the named directors and officers breached their fiduciary duties to TIBCO. In December 2006, plaintiff voluntarily dismissed the litigation without prejudice.

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

A lawsuit with similar allegations of undisclosed improper underwriting practices, and part of the same coordinated proceedings, is pending against Talarian, which we acquired in 2002. That action is captioned “In re Talarian Corp. Initial Public Offering Securities Litigation.” The complaint against Talarian, certain of its underwriters and certain of its former directors and officers claims that the purported improper underwriting activities were not disclosed in the registration statement for Talarian’s IPO and seeks unspecified damages on behalf of a purported class of persons who purchased Talarian securities during the time period from July 20, 2000, to December 6, 2000.

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

In April 2006, the U.S. District Court for the Southern District of New York held a fairness hearing in connection with the motion for final approval of the settlement in the coordinated litigation. The U.S. District Court for the Southern District of New York has yet to issue a ruling on the motion for final approval. The settlement remains subject to a number of conditions, including final court approval. In December 2006, the Court of Appeals for the Second Circuit reversed the U.S. District Court for the Southern District of New York’s October 2004 order certifying a class in six test cases that were selected by the underwriter defendants and plaintiffs in the coordinated proceedings. TIBCO and Talarian are not among the test cases, and it is unclear what impact this will have on the classes certified in TIBCO’s and Talarian’s cases.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 2006.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the Nasdaq Global Market (“Nasdaq”) under the symbol “TIBX.” The following table presents, for the periods indicated, the high and low intra-day sale prices per share of our common stock during the fiscal quarters indicated, as reported on Nasdaq.

Fiscal Year 2005	High	Low
First Quarter (from December 1, 2004 to February 27, 2005)	$13.50	$10.51
Second Quarter (from February 28, 2005 to May 29, 2005)	$10.75	$6.10
Third Quarter (from May 30, 2005 to August 28, 2005)	$8.00	$5.60
Fourth Quarter (from August 29, 2005 to November 30, 2005)	$8.63	$6.86

Fiscal Year 2006	High	Low
First Quarter (from December 1, 2005 to March 5, 2006)	$9.02	$7.05
Second Quarter (from March 6, 2006 to June 4, 2006)	$8.99	$7.37
Third Quarter (from June 5, 2006 to September 3, 2006)	$8.06	$6.44
Fourth Quarter (from September 4, 2006 to November 30, 2006)	$9.70	$7.73

Holders of Record

We had 872 stockholders of record as of January 31, 2007.

Dividends

We have never declared or paid any cash dividends on our common stock, and we do not anticipate paying any cash dividends in the foreseeable future.

Issuer Purchases of Equity Securities

In December 2005, our Board of Directors approved an eighteen-month stock repurchase program pursuant to which we may repurchase up to $100.0 million of our outstanding common stock. The remaining authorized amount for stock repurchases under this program was approximately $23.3 million as of November 30, 2006.

(In thousands, except per share amounts)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased under the Plans or Programs*
September 4, 2006 to October 3, 2006	—	$—	—	$34,208
October 4, 2006 to November 3, 2006	500	9.21	500	29,603
November 4, 2006 to November 30, 2006	683	9.19	683	23,327

Total	1,183	$9.20	1,183	$23,327

*	In December 2006, the Audit Committee on behalf of our Board of Directors approved a new eighteen-month stock repurchase program pursuant to which we may repurchase up to $100.0 million of our outstanding common stock. In connection with approving the December 2006 stock repurchase program, the December 2005 stock repurchase program was terminated and the remaining authorized amount under the program was canceled.

Equity Compensation Plan Information

The following table sets forth information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of November 30, 2006.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	38,406,798	$8.08	27,759,508
Equity compensation plans not approved by security holders(1)	54,502	$15.14	—

Total	38,461,300	$8.09	27,759,508

(1)	Represents options assumed in connection with our acquisition of Talarian in 2002 and of Extensibility in 2000.

ITEM 6.	SELECTED FINANCIAL DATA

The selected consolidated financial data below have been derived from our audited financial statements. The following table should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operation” and our Consolidated Financial Statements and notes thereto included elsewhere in this Annual Report on Form 10-K. The historical results presented below are not indicative of any future results.

All amounts presented in the table below are stated in thousand of dollars, except for per share data.

	Year Ended November 30,
	2006(1)	2005	2004	2003	2002
Statements of Operations:
Revenue	$517,279	$445,910	$387,220	$264,210	$273,393
Cost of revenue	133,681	124,193	93,197	63,485	65,672

Gross profit	383,598	321,717	294,023	200,725	207,721
Operating expenses	311,242	263,643	223,273	198,249	294,403

Income (loss) from operations	72,356	58,074	70,750	2,476	(86,682)
Interest and other income, net	21,373	11,718	5,736	16,212	16,264
Interest expense	(3,171)	(2,711)	(2,771)	(1,205)	—

Income (loss) before income taxes	90,558	67,081	73,715	17,483	(70,418)
Provision for (benefit from) income taxes	17,694	(5,474)	28,795	6,043	24,162

Net income (loss)	$72,864	$72,555	$44,920	$11,440	$(94,580)

Total stock-based compensation included in cost of revenue and operating expenses	$15,818	$129	$243	$1,063	$4,050

Net income (loss) per share:
Basic	$0.35	$0.34	$0.22	$0.05	$(0.46)

Diluted	$0.33	$0.32	$0.20	$0.05	$(0.46)

Shares used to compute net income (loss) per share:
Basic	209,538	213,263	207,506	211,555	205,821

Diluted	218,075	223,977	220,927	221,519	205,821

	As of November 30,
	2006	2005	2004	2003	2002
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$539,570	$477,638	$473,535	$604,669	$637,853
Working capital	529,000	458,685	439,090	549,719	563,732
Total assets	1,226,359	1,122,424	1,082,811	943,259	894,588
Long-term debt	48,345	50,143	51,851	53,477	—
Stockholders’ equity	946,007	873,619	820,482	762,794	744,727

(1)	In fiscal year 2006, the amounts include the effect of the adoption of SFAS No. 123(R).

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Forward-looking statements relate to expectations concerning matters that are not historical facts. Words such as “projects,” “believes,” “anticipates,” “plans,” “expects,” “intends,” and similar words and expressions are intended to identify forward-looking statements. These forward-looking statements include, but are not limited to: the mix of our revenues between license, service and maintenance revenues; the effect of stock-based compensation on our financial results; our financing plans and capital requirements; our revenues and costs of revenues; our expenses; our potential tax benefit or liabilities; the effect of recent accounting pronouncements and related interpretations; our investments, foreign currency risk, concentration of credit risk, debt service and principal repayment obligations; cash flows and our ability to finance operations from cash flows; seasonality in our business; the dependence of our license revenue on the timing and number of license deals; our continued investment and increased spending on research and development; the increase in absolute dollars in sales and marketing expenses, general and administrative spending and operating expenses; our amortization of previously acquired intangible assets; the dependence upon market conditions and other corporate conditions in relation to the timing and amount of stock repurchases; forecasts and projections about the economies and markets in which we operate and our beliefs and assumptions regarding these economies and markets; and other similar matters. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, these expectations or any of the forward-looking statements could prove to be incorrect, and actual results could differ materially from those projected or assumed in the forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to risks and uncertainties, including, but not limited, to the factors set forth under “Risk Factors.” All forward-looking statements and reasons why results may differ included in this Annual Report on Form 10-K are made as of the date hereof, and we assume no obligation to update any such forward-looking statements or reasons why actual results may differ.

Executive Overview

We are a leading business integration and process management software company that enables real-time business. We provide a broad range of standards-based software solutions that helps organizations achieve the benefits of real-time business. Real-time business is about giving organizations the ability to sense and respond to changes and opportunities as they arise by enabling the use of current information to execute critical business processes and make smarter decisions.

We are the successor to a portion of the business of Teknekron. Teknekron developed software, known as The Information Bus® (“TIB”) technology, for the integration and delivery of market data, such as stock quotes, news and other financial information, in trading rooms of large banks and financial services institutions. In 1992, Teknekron expanded its development efforts to include solutions designed to enable complex and disparate manufacturing equipment and software applications, primarily in the semiconductor fabrication market, to communicate within the factory environment. Teknekron was acquired by Reuters, the global information company, in 1994. Following the acquisition, continued development of the TIB® technology was undertaken to expand its use in the financial services markets.

In January 1997, TIBCO was established as an entity separate from Teknekron. We were formed to create and market software solutions for use in the integration of business information, processes and applications. In connection with our establishment as a separate entity, Reuters transferred to us certain assets and liabilities related to our business and granted to us a royalty-free license to the intellectual property from which some of our messaging software products originated.

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

Our revenue is generally derived from a diverse customer base. No single customer represented greater than 10% of total revenue in fiscal years 2006, 2005 or 2004. As of November 30, 2006 and 2005, no single customer had a balance in excess of 10% of our net accounts receivable. We establish allowances for doubtful accounts based on our evaluation of collectibility and an allowance for returns and discounts based on specifically identified credits and historical experience.

Critical Accounting Policies, Judgments and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our Consolidated Financial Statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America. The preparation of these financial statements requires us to make estimates, assumptions and judgments that can have significant impact on the reported amounts of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of our financial statements. We base our estimates, assumptions and judgments on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. On a regular basis we evaluate our estimates, assumptions and judgments and make changes accordingly. We also discuss our critical accounting estimates with the Audit Committee of the Board of Directors. We believe that the estimates, assumptions and judgments involved in revenue recognition, allowances for doubtful accounts, returns and discounts, stock-based compensation, valuation and impairment of investments, impairment of goodwill, intangible assets and long-lived assets, restructuring and integration costs and accounting for income taxes have the greatest potential impact on our Consolidated Financial Statements, so we consider these to be our critical accounting policies.

We discuss below the critical accounting estimates associated with these policies. Historically, our estimates, assumptions and judgments relative to our critical accounting policies have not differed materially from actual results. For further information on our significant accounting policies, see the discussion in Note 2 to our Consolidated Financial Statements included in this Annual Report on Form 10-K.

Revenue Recognition.    We recognize license revenue when a signed contract or other persuasive evidence of an arrangement exists, the software has been shipped or electronically delivered, the license fee is fixed or determinable, and collection of the resulting receivable is probable. When contracts contain multiple elements wherein vendor-specific objective evidence exists for all undelivered elements, we account for the delivered elements in accordance with the “Residual Method” prescribed by the AICPA SOP No. 98-9. Revenue on shipments to resellers, which is generally subject to certain rights of return and price protection, is recognized when the products are sold by the resellers to an end-user customer and recorded net of related costs to the resellers. Provided all other revenue criteria are met, the upfront, minimum, non-refundable license fees from OEM customers are generally recognized upon delivery and on-going royalty fees are generally recognized upon reports of units shipped.

We assess whether the fee is fixed or determinable and collection is probable at the time of the transaction. In determining whether the fee is fixed or determinable, we compare the payment terms of the transaction to our normal payment terms. If a significant portion of a fee is due after our normal payment terms, we account for the fee as not being fixed or determinable and recognize revenue as the payments become due. We assess whether collection is reasonably assured based on a number of factors, including the customer’s past transaction history and credit-worthiness. Generally, we do not request collateral from our customers. If we determine that collection of a fee is not reasonably assured, we defer the fee and recognize revenue at the time collection becomes reasonably assured, which is generally upon receipt of cash.

First-year maintenance typically is sold with the related software license and renewed on an annual basis thereafter. For such arrangements with multiple elements, we allocate revenue to each component of the arrangement based on the Residual Method. Fair values of ongoing maintenance and support obligations are based on separate sales of renewals to other customers or upon renewal rates quoted in the contracts when the quoted renewal rates are deemed to be substantive. Maintenance revenue is deferred and recognized ratably over the term of the maintenance and support period. Fair value of services, such as consulting or training, is based upon separate sales of these services.

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

Allowances for Doubtful Accounts, Returns and Discounts.    We establish allowances for doubtful accounts, returns and discounts based on our review of credit profiles of our customers, contractual terms and conditions, current economic trends and historical payment, return and discount experience. We reassess the allowances for doubtful accounts, returns and discounts each period. Historically, our actual losses and credits have been consistent with these provisions. However, unexpected events or significant future changes in trends could result in a material impact to our future statements of operations and of cash flows. If we made different judgments or utilized different estimates for any period, material differences in the amount and timing of revenue or bad debt expense recognized could result. Our allowances for doubtful accounts, returns and discounts as a percentage of net revenues were 0.8%, 1.0% and 1.0% in fiscal years 2006, 2005 and 2004, respectively. See Note 4 to our Consolidated Financial Statements for a summary of activities during the years reported. Based on our results for the fiscal year ended November 30, 2006, a one-percentage point deviation in our allowances for doubtful accounts, returns and discounts as a percentage of net revenues would have resulted in an increase or decrease in expense of approximately $5.2 million.

Stock-Based Compensation.    We account for stock-based compensation related to stock-based transactions in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R) (revised 2004), Share-Based Payment, (“SFAS No. 123(R)”). Under the fair value recognition provisions of SFAS No. 123(R), stock-based payment expense is estimated at the grant date based on the fair value of the award and is recognized as expense ratably over the requisite service period of the award. Determining the appropriate fair value model and calculating the fair value of stock-based awards requires judgment, including estimating stock price volatility, forfeiture rates and expected life.

Upon adoption of SFAS No. 123(R) on December 1, 2005, we selected the Black-Scholes option pricing model as the most appropriate method for determining the estimated fair value for stock-based awards. The Black-Scholes model requires the use of highly subjective and complex assumptions which determine the fair value of stock-based awards, including the option’s expected term and the price volatility of the underlying stock. Our current estimate of volatility was based upon a blend of average historical and market-based implied volatilities of our stock price. To the extent volatility of our stock price increases in the future, our estimates of the fair value of options granted in the future could increase, thereby increasing stock-based payment expense in future periods. In addition, we apply an expected forfeiture rate when amortizing stock-based payment expense. Our estimate of the forfeiture rate was based primarily upon our historical experience. To the extent we revise this estimate in the future, our stock-based payment expense could be materially impacted in the quarter of revision, as well as in following quarters. We derived the expected term assumption based on our historical settlement experience, while giving consideration to options that have life cycles less than the contractual terms and vesting schedules in accordance with guidance in SFAS No. 123(R) and Staff Accounting Bulletin (“SAB”) No. 107. In the future, as empirical evidence regarding these input estimates is available to provide more directionally predictive results, we may change or refine our approach of deriving these input estimates. These changes could impact our fair value of stock options granted in the future. See Note 2 and Note 12 to our Consolidated Financial Statements for further details.

Valuation and Impairment of Investments.    We determine the appropriate classification of marketable securities at the time of purchase and evaluate such designation as of each balance sheet date. As of November 30, 2006, all our marketable securities have been classified as available-for-sale and are carried at fair value with unrealized gains and losses, if any, included as a component of “Accumulated Other Comprehensive Income” in stockholders’ equity. Marketable securities are presented as current assets as they are subject to use within one year in current operations. Realized gains and losses are recognized based on the “specific identification method.” As of November 30, 2006, gross unrealized losses on our investment portfolio totaled $0.9 million. The decline in value of these investments is primarily related to changes in interest rates and is considered temporary in nature.

Our investments also include minority equity investments in privately held companies that are generally carried at cost basis and included in other assets on the balance sheet. The fair value of these investments is dependent on the performance of the companies in which we invested, as well as the volatility inherent in external markets for these investments. In assessing potential impairment, we consider these factors as well as each of the companies’ cash position, earnings/revenue outlook, liquidity and management/ownership. If we believe that an other-than-temporary decline exists, we write down the investment to market value and record the related write-down as a loss on investments in our consolidated statements of operations. In fiscal years 2006 and 2005, we did not recognize any impairment loss, while in fiscal year 2004, we recognized impairment losses of $0.1 million relating to the other-than-temporary decline in value of certain equity investments. As of November 30, 2006, the net carrying value of our minority equity investments totaled $1.6 million.

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

Impairment of Goodwill, Intangible Assets and Long-Lived Assets.    Our goodwill and intangible assets result from our corporate acquisition transactions. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, which we adopted on December 1, 2002, goodwill and intangible assets with indefinite useful lives are no longer amortized, but are instead tested for impairment at least annually or as circumstances indicate their value may no longer be recoverable. We do not carry any intangible assets with indefinite useful lives other than goodwill. We generally perform our annual impairment test at the end of the fiscal year. As we operate our business in one reporting segment, our goodwill is tested for impairment at the enterprise level. Goodwill impairment testing is a two-step process. For the first step, we screen for impairment, and if any possible impairment exists, we undertake a second step of measuring such impairment. We periodically re-evaluate our business and have determined that we continue to operate in one segment, which we consider our sole reporting unit. Therefore, goodwill was tested and will continue to be tested for impairment at the enterprise level. If our assumptions change in the future, we may be required to record impairment charges to reduce the carrying value of our goodwill. Changes in the valuation of goodwill could materially impact our operating results and financial position.

We evaluate the recoverability of our long-lived assets including amortizable intangible and tangible assets in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. When events or changes in circumstances indicate that the carrying amount of long-lived assets may not be recoverable, we recognize such impairment in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets. Our acquired intangible assets with definite useful lives are amortized on a straight line basis over their useful lives, and periodically tested for impairment. We have not recorded any impairment losses to date. As of November 30, 2006, we had net $274.4 million of goodwill, $113.8 million of property and equipment and $55.1 million of acquired intangible assets, and had not recorded any impairment charges. If our estimates or the related assumptions change in the future, we may be required to record impairment charges to reduce the carrying value of these assets. Changes in the valuation of long-lived assets could materially impact our operating results and financial position.

Restructuring and Integration Costs.    Our restructuring charges are comprised primarily of costs related to properties abandoned in connection with facilities consolidation, related write-downs of leasehold improvements and severance and associated employee termination costs related to headcount reductions. For restructuring actions initiated prior to December 31, 2002, we followed the guidance provided by Emerging Issues Task Force (“EITF”) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. We recorded the liability related to these termination costs when the plan was approved; the termination benefits were determined and communicated to the employees; the number of employees to be terminated, their locations and job were specifically identified; and the period of time to implement the plan was set. For restructuring actions initiated after January 1, 2003, we adopted SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred.

Our restructuring charges included accruals for estimated losses on facility costs based on our contractual obligations net of estimated sublease income based on current comparable market rates for leases. We reassess this liability periodically based on market conditions. Revisions to our estimates of this liability could materially impact our operating results and financial position in future periods if anticipated events and key assumptions, such as the timing and amounts of sublease rental income, either do not materialize or change.

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

We assess the likelihood that we will be able to recover our deferred tax assets. We consider all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. If it is not more likely than not that we will recover our deferred tax assets, we will increase our provision for taxes by recording a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable. The available positive evidence at November 30, 2006, included four years of historical operating profits and a projection of future income sufficient to realize most of our remaining deferred tax assets. As a result of our analysis of all available evidence, both positive and negative, we recorded a valuation allowance release of $15.8 million in fiscal year 2006. As of November 30, 2006, it was considered more likely than not that our deferred tax assets would be realized with the exception of certain capital loss and foreign tax credit carryovers as we cannot forecast sufficient future capital gains or foreign source income to realize these deferred tax assets. The remaining valuation allowance of approximately $10.6 million as of November 30, 2006, will result in an income tax benefit if and when we conclude it is more likely than not that the related deferred tax assets will be realized.

As of November 30, 2006, we believed that the amount of deferred tax assets recorded on our balance sheet would ultimately be recovered. However, should there be a change in our ability to recover our deferred tax assets, our tax provision would increase in the period in which we determine that it is more likely than not that we cannot recover our deferred tax assets. If we have to re-establish a full valuation allowance against our deferred tax assets, it would result in an increase of $36.1 million to income tax expense.

U.S. income taxes and foreign withholding taxes have not been provided on a cumulative total of $26.2 million of undistributed earnings for certain non-U.S. subsidiaries. With the exception of our subsidiaries in the United Kingdom, net undistributed earnings of our foreign subsidiaries are generally considered to be indefinitely reinvested, and accordingly, no provision for U.S. income taxes has been provided thereon. Upon distribution of these earnings in the form of dividends or otherwise, we will be subject to U.S. income taxes net of available foreign tax credits associated with these earnings.

While we do not expect any impact to the effective tax rate for U.S. non-qualified stock option or restricted stock expense due to the adoption of SFAS No. 123(R), the effective tax rate may be negatively impacted by foreign stock option expense that may not be deductible in the foreign jurisdictions. Also, SFAS No. 123(R) requires that the tax benefit of stock option deductions relating to incentive stock options be recorded in the period of disqualifying disposition. This could result in significant fluctuations in our effective tax rate between accounting periods.

See Note 15 to our Consolidated Financial Statements.

Results of Operations

The following table presents certain Consolidated Statement of Operations data as a percentage of total revenue:

	Year Ended November 30,
	2006	2005	2004
Revenue:
License revenue:
Non-related parties	46%	42%	51%
Related parties	—	4	4

Total license revenue	46	46	55

Service and maintenance revenue:
Non-related parties	53	51	41
Related parties	—	2	3
Reimbursable expenses	1	1	1

Total service and maintenance revenue	54	54	45

Total revenue	100	100	100

Cost of revenue:
License	3	3	3
Service and maintenance	23	25	21

Total cost of revenue	26	28	24

Gross profit	74	72	76

Operating expenses:
Research and development	17	16	16
Sales and marketing	32	32	32
General and administrative	9	8	7
Restructuring charge (adjustment)	—	1	1
Amortization of acquired intangible assets	2	2	1
Acquired in-process research and development	—	—	1

Total operating expenses	60	59	58

Income from operations	14	13	18
Interest income	4	3	2
Interest expense	(1)	(1)	(1)
Other income (expense), net	—	—	—

Income before income taxes	17	15	19
Provision for (benefit from) income taxes	3	(1)	7

Net income	14%	16%	12%

In June 2004, we acquired Staffware, a provider of BPM solutions that enable businesses to automate, refine and manage their processes. Our consolidated results of operations have included incremental revenue and costs related to the former Staffware operations since the date of acquisition. Pro forma results as if we had acquired Staffware at the beginning of fiscal year 2004 are provided in Note 19 to our Consolidated Financial Statements. Due to the structure of our multi-product Enterprise License Agreements, which often combine TIBCO and

Staffware products, we are not able to separately report the portion of revenue attributable solely to the Staffware components. In addition, we have fully integrated the former Staffware personnel and operations into our worldwide operations, and therefore, we are not able to separately track or report the performance of the former Staffware operations.

All amounts presented in the tables in the Results of Operations are stated in thousands of dollars, except percentages and unless otherwise stated.

Total Revenue

	Year Ended November 30,			Percentage Change
	2006	2005	2004	2005 to 2006	2004 to 2005
Total revenue	$517,279	$445,910	$387,220	16%	15%

Total revenue increased 16% in fiscal year 2006 compared to fiscal year 2005, primarily due to an 18% increase in license revenue and a 15% increase in service and maintenance revenue. Geographically, we experienced growth in total revenue from all major regions in fiscal year 2006. In particular, we had a high percentage rate of growth in revenue from Asia Pacific and Japan. Our total revenue increased by $28.9 million or 13% in the United States, $25.4 million or 15% in Europe and $14.0 million or 30% in Asia Pacific and Japan in fiscal year 2006. See Note 20 to our Consolidated Financial Statements for further details on total revenue by region.

We did not have revenue from any entities that we consider related parties in fiscal year 2006 compared to $23.0 million and $29.0 million of total revenue from related parties in fiscal years 2005 and 2004 representing approximately 5% and 7% of our total revenue for the respective periods. Reuters was considered a related party in the first nine months of fiscal year 2005, but during that year, Reuters reduced its holdings such that as of November 30, 2005, Reuters owned less than 1% of our outstanding common stock. Beginning December 1, 2005, Reuters was no longer considered a related party. We recognized the initial $9.9 million upfront, minimum, non-refundable license fee pursuant to the Reuters Agreement as related party license revenue in the first quarter of fiscal year 2005. Another $1.1 million under the Reuters Agreement represents maintenance fees and was recognized ratably over the one year maintenance period.

We have no single customer that accounted for more than 10% of total revenue in fiscal year 2006. Our products are licensed by companies worldwide in diverse industries, and a high percentage of our customers are from the financial service, telecommunication and energy sectors.

Total revenue increased 15% in fiscal year 2005 compared to fiscal year 2004, primarily due to a 40% increase in service and maintenance revenue, offset by a 5% decrease in license revenue. Geographically, our total revenue increased by $35.0 million or 18% in the United States, $16.2 million or 11% in Europe and $5.5 million or 13% in Asia Pacific and Japan in fiscal year 2005.

License Revenue and Costs

	Year Ended November 30,			Percentage Change
	2006	2005	2004	2005 to 2006	2004 to 2005
License revenue	$240,071	$203,888	$214,086	18%	(5)%
Percentage of total revenue	46%	46%	55%
Cost of license revenue	15,936	12,694	11,586	26%	10%
Percentage of total revenue	3%	3%	3%
Percentage of license revenue	7%	6%	5%

We license a wide range of products to customers in various industries and geographic regions. License revenue increased by $36.2 million or 18% in fiscal year 2006 compared to fiscal year 2005, primarily due to an increase in revenue from the telecommunications, government and energy sectors, partially offset by a decrease in revenue from the financial services sector. License revenue decreased by $10.2 million or 5% in fiscal year 2005 compared to fiscal year 2004, primarily due to a decrease in revenue from the telecommunications, consumer packaged goods and manufacturing sectors, partially offset by an increase in revenue from the financial services sector.

Our license revenue in a particular period is dependent upon the timing and number of license deals and their relative size. Selected data about our license revenue deals recognized for the respective periods is summarized as follows:

	Year Ended November 30,
	2006	2005	2004
Number of license deals of $1.0 million or more	59	42	40
Number of license deals over $0.1 million	334	316	260
Average size of license deals over $0.1 million (in millions)	$0.7	$0.6	$0.7

Our total license revenue in any particular period is to a certain extent dependent on the size and timing of larger license deals. We currently expect the number of license transactions over $100,000 to increase in fiscal year 2007, while the size and timing of any particular multi-million dollar deal is more difficult to forecast.

Cost of license revenue mainly consisted of royalty costs and amortization of developed technology acquired through corporate acquisitions. Cost of license revenue remained approximately 3% of total revenue and 5% to 7% of license revenue in each of fiscal years 2006, 2005 and 2004. As stated above, our fiscal years 2006 and 2005 financial results include incremental revenue and costs attributable to former Staffware operations; whereas, our fiscal year 2004 financial results only include such revenue and costs from June 2004.

We currently expect license revenue to be approximately 45% to 55% of our total revenue and cost of license revenue to remain approximately 5% to 7% of license revenue in fiscal year 2007.

Service and Maintenance Revenue and Costs

	Year Ended November 30,			Percentage Change
	2006	2005	2004	2005 to 2006	2004 to 2005
Service and maintenance revenue	$277,208	$242,022	$173,134	15%	40%
Percentage of total revenue	54%	54%	45%
Cost of service and maintenance revenue	$117,745	$111,499	$81,611	6%	37%
Percentage of total revenue	23%	25%	21%
Percentage of service and maintenance revenue	42%	46%	47%

Service and maintenance revenue increased $35.2 million or 15% in fiscal year 2006 compared to fiscal year 2005, and increased $68.9 million or 40% in fiscal year 2005 compared to fiscal year 2004. The increase in fiscal year 2006 was the result of an $8.6 million increase in consulting and training services revenue and a $26.5 million increase in maintenance revenue. The increase in fiscal year 2005 was due to a $33.6 million increase in consulting and training services revenue and a $35.3 million increase in maintenance revenue. Consulting revenue increased due to more comprehensive and larger engagements with respect to a number of accounts and an increased focus on providing more services to customers. Maintenance revenue increased primarily due to continued growth in our installed software base, while the increase in fiscal year 2005 was also favorably affected by our acquisition of Staffware in the third quarter of fiscal year 2004 and ObjectStar in the second quarter of fiscal year 2005.

Cost of service and maintenance revenue consists primarily of compensation for professional services, including stock-based compensation expense, customer support personnel, third-party contractors and associated expenses related to providing consulting services.

The cost of service and maintenance revenue as a percentage of total revenue decreased in fiscal year 2006 compared to fiscal year 2005, as a result of efforts to increase utilization of our consulting staff as well as an increase in the relative proportion of maintenance revenue. The cost of service and maintenance revenue increased as a percentage of total revenue in fiscal year 2005 compared to fiscal year 2004, as the relative proportion of consulting revenue increased. The increase in absolute dollars in fiscal year 2006 compared to fiscal year 2005 resulted primarily from an increase of $8.9 million related to personnel compensation which includes a $2.1 million increase in stock-based compensation expense, partially offset by a $2.6 million reduction in third-party contractor costs. The increase in absolute dollars in fiscal year 2005 compared to fiscal year 2004 resulted primarily from an increase of approximately $13.6 million related to personnel compensation, $12.7 million for third-party contractor compensation and consulting fees and $2.4 million in travel costs. Increased compensation cost was primarily due to an increase in professional services and customer support staff during fiscal year 2005. Increased third-party contractor and consulting fees were also directly related to increased service revenue.

We currently expect service and maintenance revenue to be approximately 45% to 55% of total revenue in fiscal year 2007. We currently expect the cost of service and maintenance revenue to increase in absolute dollars.

Research and Development Expenses

Research and development expenses consist primarily of personnel compensation, including stock-based compensation expense, third-party contractor fees and related costs associated with the development and enhancement of our products.

	Year Ended November 30,			Percentage Change
	2006	2005	2004	2005 to 2006	2004 to 2005
Research and development expenses	$85,923	$73,136	$61,100	17%	20%
Percentage of total revenue	17%	16%	16%

The increase in fiscal year 2006 compared to fiscal year 2005 was primarily due to a $11.1 million increase in personnel compensation expenses with the remaining increase due to the higher cost of third-party software license fees and travel expense. The increase in personnel compensation expenses was due to annual salary adjustments, and includes a $3.6 million increase in stock-based compensation expense. Our fiscal year 2006 and fiscal year 2005 financial results include incremental costs attributable to former Staffware operations; whereas, our fiscal year 2004 financial results only include such costs from June 2004.

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

We currently believe that continued investment in research and development is critical to attaining our strategic objectives, and as a result, we currently expect that spending on research and development will increase in absolute dollars in fiscal year 2007.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of personnel costs which include stock-based compensation expense, related costs of our direct sales force and marketing staff, and the cost of marketing programs, including customer conferences, promotional materials, trade shows and advertising and related travel expenses.

	Year Ended November 30,			Percentage Change
	2006	2005	2004	2005 to 2006	2004 to 2005
Sales and marketing expenses	$172,768	$140,370	$123,486	23%	14%
Percentage of total revenue	32%	32%	32%

The increase in fiscal year 2006 compared to fiscal year 2005 was primarily due to a $23.6 million increase in personnel compensation expenses, a $2.9 million increase in travel expenses, a $2.7 million increase in marketing expenses and a $1.9 million increase in facilities expenses. The increase in personnel compensation expenses was due to an increase in commission expenses associated with an increase in revenue, increased average headcount, annual salary adjustments and also includes a $4.5 million increase in stock-based compensation expense. Facilities expenses increased due to the addition of several sales offices, and increased marketing activity contributed to the increase in marketing program expenses. Our fiscal year 2006 and fiscal year 2005 financial results include incremental costs attributable to former Staffware operations; whereas, our fiscal year 2004 financial results only include such costs from June 2004.

The increase in fiscal year 2005 compared to fiscal year 2004 was primarily due to a $9.5 million increase in personnel compensation expenses, a $2.0 million increase in travel expenses, a $3.6 million increase in facilities expenses, partially offset by a $2.1 million decrease in commission expenses and a $1.7 million decrease in sales referral fees. The increase in personnel compensation expenses was due to an increase in headcount, while the lower sales commission resulted from a combination of lower license revenue and a lower effective commission rate.

We intend to selectively increase staff in our direct sales organization and to increase our marketing efforts in the coming year, and accordingly, we currently expect that sales and marketing expenses will increase in absolute dollars in fiscal year 2007.

General and Administrative Expenses

General and administrative expenses consist primarily of personnel and related costs for general corporate functions including executive, legal, finance, accounting and human resources, and also includes stock-based compensation expense.

	Year Ended November 30,			Percentage Change
	2006	2005	2004	2005 to 2006	2004 to 2005
General and administrative expenses	$44,139	$37,320	$29,048	18%	28%
Percentage of total revenue	9%	8%	7%

The increase in fiscal year 2006 compared to fiscal year 2005 was primarily due a $10.0 million increase in personnel compensation expenses, which was partially offset by a $2.0 million reduction in outside services expenses and a $1.2 million decrease in consulting expenses. The increase in personnel compensation expenses was due to increased headcount, annual salary adjustments and a $5.5 million increase in stock-based compensation expense. This increase was offset partially by a decrease in consulting and outside services expenses which resulted from hiring more personnel. Our fiscal year 2006 and fiscal year 2005 financial results include the incremental costs attributable to former Staffware operations; whereas, our fiscal year 2004 financial results only include such costs from June 2004.

The increase in fiscal year 2005 compared to fiscal year 2004 was primarily due to an $8.9 million increase in consulting expenses and outside services expenses and a $1.8 million increase in personnel compensation expenses, offset by reductions in other administrative costs. Increased headcount contributed to total higher personnel compensation expenses. Consulting and outside services increased substantially due to our continuous effort to comply with the requirements of Sarbanes-Oxley, and increased legal, tax consulting and other professional fees.

We will continue to invest in improving our corporate infrastructure to enhance effective management and internal controls, and therefore, we currently expect that general and administrative expenses will increase in absolute dollars in fiscal year 2007.

Restructuring Charge (Adjustment)

	Year Ended November 30,			Percentage Change
	2006	2005	2004	2005 to 2006	2004 to 2005
Restructuring charge (adjustment)	$(1,042)	$3,905	$2,186	(127)%	79%
Percentage of total revenue	—%	1%	1%

In the fourth quarter of fiscal year 2006, we recorded a $1.0 million credit adjustment to the restructuring charge related to properties vacated in connection with a facilities consolidation in 2002. The adjustment resulted from revisions to our estimates of future sublease income due to the recovery of the applicable real estate market and the addition of a new tenant. Currently, our vacated facilities under prior restructuring programs are fully occupied by our tenants. The estimated excess facilities expenses were based on our contractual obligations, net of estimated sublease income, based on current comparable rates for leases in their respective markets.

During fiscal year 2005, we initiated a restructuring plan designed to re-align our resources and cost structure, and accordingly recognized a restructuring charge of approximately $3.9 million for the resulting workforce reduction. The restructuring plan eliminated 49 employees, across all functions and primarily in our European operations. As of November 30, 2005, all such employees have been terminated and of the $3.9 million restructuring charge, $3.2 million was paid and the remaining $0.7 million accrual was utilized in fiscal year 2006.

During fiscal year 2004, we recorded $2.2 million in restructuring charges related to properties vacated in connection with facilities consolidation. The additional facilities charges resulted from revisions to our estimates of future sublease income due to further deterioration of real estate market conditions. The estimated facilities costs were based on our contractual obligations, net of estimated sublease income, based on current comparable rates for leases in their respective markets.

Also see Note 7 to our Consolidated Financial Statements for further discussion on restructuring charges.

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

	Year Ended November 30,			Percentage Change
	2006	2005	2004	2005 to 2006	2004 to 2005
Amortization of acquired intangible assets:
In cost of revenue	$5,322	$5,958	$6,702
In operating expenses	9,454	8,912	5,253

Total amortization expenses	$14,776	$14,870	$11,955	(1)%	24%

Percentage of total revenue	3%	3%	3%

The decrease in amortization of developed technologies included in cost of revenue in fiscal year 2006 compared to fiscal year 2005 was primarily due to certain intangible assets acquired in earlier years which are now fully amortized. The increase in amortization of other acquired intangible assets included in operating expenses in fiscal year 2006 compared to fiscal year 2005 was primarily due to the addition of acquired intangible assets recorded from the ObjectStar and Velosel acquisitions in fiscal year 2005. See Note 6 to our Consolidated Financial Statements for further details on acquired intangible assets.

The increase in amortization expenses in fiscal year 2005 compared to fiscal year 2004 was primarily due to a full year of amortization related to intangible assets acquired from Staffware, and additional amortization related to intangible assets acquired from ObjectStar in the second quarter of fiscal year 2005.

We currently expect the amortization of acquired intangible assets to be approximately $15.0 million in fiscal year 2007, excluding any new acquisitions.

Acquired In-Process Research and Development

	Year Ended November 30,			Percentage Change
	2006	2005	2004	2005 to 2006	2004 to 2005
Acquired in-process research and development	$—	$—	$2,200	n/a	(100)%
Percentage of total revenue	—%	—%	1%

In fiscal year 2004, we estimated that $2.2 million of the purchase price of Staffware represented acquired in-process research and development (“IPRD”) that had not yet reached technological feasibility and had no alternative future use. Accordingly, this amount was immediately charged to expense upon consummation of the acquisition. We calculated the value of IPRD by estimating the expected cash flows from the projects once commercially viable, discounting the net cash flows back to their present value and then applying a percentage of completion method. In determining the value ultimately assigned to IPRD we considered the stage of completion, complexity of work to date, difficulty of completing the remaining development, costs already incurred and the expected cost to complete the project. As of November 30, 2005, we had substantially completed the Staffware projects that were in process at the date of the acquisition.

Stock-Based Compensation

The stock-based compensation expense included in our Consolidated Statements of Operations correspond to the same functional lines as cash compensation paid to the same employees in the respective departments, as follows:

	Year Ended November 30,			Percentage Change
	2006	2005	2004	2005 to 2006		2004 to 2005
Stock-based compensation expenses:
Cost of license	$36	$—	$—
Cost of service and maintenance	2,076	14	34

Total in cost of revenue	2,112	14	34	*	%	(59)%
Research and development	3,612	10	40
Sales and marketing	4,617	104	156
General and administrative	5,477	1	13

Total in operating expenses	13,706	115	209	*	%	(45)%

Total	$15,818	$129	$243	*	%	(47)%

Percentage of total revenue	3%	—%	—%

*	The percentages have been omitted as they are not meaningful for comparison purposes.

On December 1, 2005, we adopted SFAS No. 123(R), which requires recognition of compensation expense for all stock-based awards made to employees in our Consolidated Statements of Operations. Prior to the adoption of SFAS No. 123(R), we accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB No. 25, and under this method, no stock-based compensation expense for employee stock options was recognized in the prior periods in our consolidated statements of operations because the exercise price of our stock options granted to employees and directors equaled the fair market value of the underlying stock at the date of grant. In accordance with the modified prospective transition method we used in adopting SFAS No. 123(R), our results of operations prior to fiscal year 2006 have not been restated to reflect, and do not include, the possible impact of SFAS No. 123(R).

Stock-based compensation expenses recorded prior to fiscal year 2006 were related to non-employee stock options and stock options we assumed from business acquisitions in prior years. Such stock-based compensation expenses in fiscal year 2006 were insignificant, and were included in the total stock-based compensation expenses above. Also see Note 12 to our Consolidated Financial Statements for further details on stock-based compensation.

The Black-Scholes option-pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. Because our employee stock options have certain characteristics that are significantly different from traded options, and because changes in the subjective assumptions can materially affect the estimated value, in management’s opinion, the existing valuation models may not provide an accurate measure of the fair value of our employee stock options. Although the fair value of employee stock options is determined in accordance with SFAS No. 123(R) and SAB No. 107 using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.

In fiscal year 2007, we currently expect our total stock-based compensation expenses to be approximately $18.0 million to $23.0 million.

Interest Income

	Year Ended November 30,			Percentage Change
	2006	2005	2004	2005 to 2006	2004 to 2005
Interest income	$19,936	$13,318	$8,436	50%	58%
Percentage of total revenue	4%	3%	2%

The increase in interest income in fiscal year 2006 compared to fiscal year 2005 was primarily due to interest income received from higher investment yields and higher average investment portfolio balances.

The increase in interest income in fiscal year 2005 compared to fiscal year 2004 was primarily due to the effect of rising interest rates on our investments.

Interest Expense

	Year Ended November 30,			Percentage Change
	2006	2005	2004	2005 to 2006	2004 to 2005
Interest expense	$3,171	$2,711	$2,771	17%	(2)%
Percentage of total revenue	1%	1%	1%

Interest expense is primarily related to a $54.0 million mortgage note issued in connection with the purchase of our corporate headquarters. The mortgage note is payable to a financial institution collateralized by the commercial real property acquired, and carries a fixed annual interest rate of 5.09% and a 20-year amortization. The balance of the mortgage note as of November 30, 2006 was $48.3 million. The $33.9 million principal balance that will be remaining at the end of the ten-year term will be due as a final lump sum payment on July 1, 2013.

Other Income (Expense), net

Other income (expense), net, includes realized gains and losses on investments, foreign exchange gain (loss) and other miscellaneous income and expense items.

	Year Ended November 30,			Percentage Change
	2006	2005	2004	2005 to 2006	2004 to 2005
Other income (expense):
Foreign exchange gain (loss)	$763	$(1,445)	$(2,326)
Realized gain (loss) on short-term investments	45	(275)	(416)
Realized gain (loss) on long-term investments	738	—	14
Other income (expense), net	(109)	120	28

Total other income (expense), net	$1,437	$(1,600)	$(2,700)	(190)%	41%

Percentage of total revenue	—%	—%	(1)%

The increase in other income, net, in absolute dollars in fiscal year 2006 compared to fiscal year 2005 was due to a $0.7 million gain from the sale of a long-term private equity investment and $0.8 million in foreign exchange gains compared to losses in fiscal year 2005.

Foreign exchange loss in fiscal year 2005 and fiscal year 2004 was primarily attributable to the volatility of the U.S. dollar against the Euro and the British pound. Realized gain (loss) on short-term investments represents gains or losses realized when such short-term investments are sold and when other-than-temporary impairment on individual securities is recorded.

Income Taxes

	Year Ended November 30,			Percentage Change
	2006	2005	2004	2005 to 2006		2004 to 2005
Provision for (benefit from) income tax	$17,694	$(5,474)	$28,795	*	%	*	%
Effective tax rate	19.5%	(8.2)%	39.1%

*	The percentages have been omitted as they are not meaningful for comparison purposes.

The effective tax rate was 19.5%, (8.2)% and 39.1% in fiscal years 2006, 2005 and 2004, respectively. The effective tax rate in fiscal year 2006 differed from the statutory rate of 35% primarily due to the tax benefit from the release of valuation allowance and the tax benefit from the Extraterritorial Income Exclusion which was partially offset by the tax impact of certain stock compensation charges under SFAS No. 123(R) and state income tax expense. In fiscal year 2005, the effective tax rate differed from the statutory rate of 35% primarily due to the tax benefit from the partial release of valuation allowance. In fiscal year 2004, the effective tax rate differed from the statutory rate of 35% primarily due to state income tax expense.

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

We assess the likelihood that we will be able to recover our deferred tax assets. We consider all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. If it is not more likely than not that we will recover our deferred tax assets, we will increase our provision for taxes by recording a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable. The available positive evidence at November 30, 2006, included four years of historical operating profits and a projection of future income sufficient to realize most of our remaining deferred tax assets. As a result of our analysis of all available evidence, both positive and negative, we recorded a valuation allowance release of $15.8 million in fiscal year 2006. As of November 30, 2006, it was considered more likely than not that our deferred tax assets would be realized with the exception of certain capital loss and foreign tax credit carryovers as we cannot forecast sufficient future capital gains or foreign source income to realize these deferred tax assets. The remaining valuation allowance of approximately $10.6 million as of November 30, 2006, will result in an income tax benefit if and when we conclude it is more likely than not that the related deferred tax assets will be realized.

As of November 30, 2006, we believed that the amount of deferred tax assets recorded on our balance sheet would ultimately be recovered. However, should there be a change in our ability to recover our deferred tax assets, our tax provision would increase in the period in which we determine that it is more likely than not that we cannot recover our deferred tax assets. If we have to re-establish a full valuation allowance against our deferred tax assets, it would result in an increase of $36.1 million to income tax expense.

Our income taxes payable for federal purposes have been reduced by the tax benefits associated with the exercise of employee stock options during the fiscal year and utilization of net operating loss carryover applicable to both stock options and acquired entities. The benefits applicable to stock options were credited directly to stockholders’ equity and amounted to $24.7 million and $15.9 million for fiscal years 2006 and 2005, respectively. The benefits applicable to acquired entities were credited directly to goodwill and amounted to $1.2 million in fiscal year 2005.

As of November 30, 2006, our federal and state net operating loss carryforwards for income tax purposes were $428.2 million and $114.4 million, respectively, which expire through 2023. As of November 30, 2006, our federal and state tax credit carryforwards for income tax purposes were $31.1 million and $20.1 million, respectively. The federal tax credit carryforwards expire through 2025 and the state tax credits can be carried forward indefinitely.

While we do not expect any impact to the effective tax rate for U.S. non-qualified stock option or restricted stock expense due to the adoption of SFAS No. 123(R), the effective tax rate may be negatively impacted by foreign stock option expense that may not be deductible in the foreign jurisdictions. Also, SFAS No. 123(R) requires that the tax benefit of stock option deductions relating to incentive stock options be recorded in the period of disqualifying disposition. This could result in significant fluctuations in our effective tax rate between accounting periods.

We have elected to track the portion of our federal and state net operating loss and tax credit carryforwards attributable to stock option benefits, in a separate memo account pursuant to SFAS No. 123(R). Therefore, these amounts are no longer included in our gross or net deferred tax assets. Pursuant to SFAS No. 123(R), footnote 82, the benefit of these net operating loss and tax credit carryforwards will only be recorded to equity when they reduce cash taxes payable.

As of November 30, 2006, our federal and state net operating loss carryforwards being accounted for in the memo account were $385.4 million and $112.8 million, respectively. As of November 30, 2006, our federal and state tax credit carryforwards being accounted for in the memo account were $26.3 million and $9.7 million, respectively.

In the event of a change in ownership, as defined under federal and state tax laws, our net operating loss and tax credit carryforwards may be subject to annual limitations. The annual limitations may result in the expiration of the net operating loss and tax credit carryforwards before utilization.

Liquidity and Capital Resources

Current Cash Flows

As of November 30, 2006, we had cash, cash equivalents and short-term investments totaling $539.6 million, representing an increase of $61.9 million from November 30, 2005. Our total cash and cash equivalent balance was $138.9 million as of November 30, 2006. As of November 30, 2006, our short-term available-for-sale investments totaled $400.7 million, primarily in high grade corporate bonds and U.S. government debt securities.

Net cash provided by operating activities in fiscal year 2006 was $106.0 million, resulting from net income of $72.9 million, adjusted for $29.1 million in non-cash charges and $4.0 million net change in assets and liabilities. The non-cash charges include depreciation and amortization, stock-based compensation expense, deferred income tax, and tax benefits from employee stock options, less excess stock-based compensation tax benefits recorded to financing activities following the adoption of SFAS No. 123(R) in fiscal year 2006. Net change in assets and liabilities include an increase in accounts receivable due to increased total revenue in fiscal year 2006 compared to fiscal year 2005, an increase in deferred revenue due to increased maintenance revenue billing, and increases in accounts payable, accrued liabilities and other assets.

To the extent that non-cash items increase or decrease our future operating results, there will be no corresponding impact on our cash flows. After excluding the effects of these non-cash charges, the primary changes in cash flows relating to operating activities result from changes in working capital. Our primary source of operating cash flows is the collection of accounts receivable from our customers, including maintenance which is typically billed annually in advance. Our operating cash flows are also impacted by the timing of payments to our vendors for accounts payable and other liabilities. We generally pay our vendors and service providers in accordance with the invoice terms and conditions. The timing of cash payments in future periods will be impacted by the terms of an accounts payable arrangement.

Net cash used for investing activities was $143.1 million in fiscal year 2006, resulting primarily from the net purchases of short-term investments of $130.1 million and $13.0 million in capital expenditures.

Net cash used for financing activities was $35.7 million in fiscal year 2006, resulting primarily from our $77.7 million repurchase of shares of common stock on the open market, less $22.2 million cash received from the exercise of stock options and the sale of stock under our Employee Stock Purchase Program, and $21.5 million excess tax benefits from stock-based compensation in accordance with the requirements of SFAS No. 123(R).

In December 2005, our Board of Directors approved an eighteen-month stock repurchase program pursuant to which we were authorized to repurchase up to $100.0 million of our outstanding common stock. In December 2006, the Audit Committee on behalf of our Board of Directors approved a new eighteen-month stock repurchase program pursuant to which we may repurchase up to $100.0 million of our outstanding common stock. In connection with approving the December 2006 stock repurchase program, the December 2005 stock repurchase program was terminated and the remaining authorized amount under the program was canceled. As of January 31, 2007, we have repurchased approximately 4.5 million shares of our outstanding common stock at an average price of $9.34 per share pursuant to the December 2006 stock repurchase program.

We currently anticipate that our operating expenses will grow in absolute dollars for the foreseeable future, and we intend to fund our operating expenses primarily through cash flows from operations. Our capital expenditures are currently expected to be approximately $14.0 million to $18.0 million in fiscal year 2007. We believe that our current cash, cash equivalents and short-term investments together with expected cash flows from operations will be sufficient to meet our anticipated cash requirements for working capital, capital expenditures, and currently approved stock repurchases for at least the next 12 months.

Commitments

In June 2003, we purchased our corporate headquarters with a $54.0 million mortgage note to lower our operating costs. The principal balance of $33.9 million that will be remaining at the end of the ten-year term will be due as a final lump sum payment on July 1, 2013. Under the currently applicable terms of the mortgage note agreements, we are prohibited from acquiring another company without prior consent from the lender unless we maintain at least $300.0 million of cash or cash equivalents, and meet other non-financial terms as defined in the agreements. In addition, we are subject to certain non-financial covenants as defined in the agreements. We were in compliance with all covenants as of November 30, 2006.

In conjunction with the purchase of our corporate headquarters, we entered into a 51-year land lease of the land upon which the property is located. The lease was paid in advance for a total of $28.0 million, but is subject to adjustments every ten years based upon changes in fair market value of the land. Should it become necessary, we have the option to prepay any rent increases due as a result of a change in fair market value.

We have a $20.0 million revolving line of credit that matures on June 20, 2007. The revolving line of credit is available for cash borrowings and for the issuance of letters of credit up to $20.0 million. As of November 30, 2006, no borrowings were outstanding under the facility and a $13.0 million irrevocable letter of credit was outstanding, leaving $7.0 million of available credit for additional letters of credit or cash borrowings. The $13.0 million irrevocable letter of credit outstanding was issued in connection with the mortgage note payable. The letter of credit automatically renews for successive one-year periods, until the mortgage note payable has been satisfied in full. We are required to maintain a minimum of $40.0 million in unrestricted cash, cash equivalents and short-term investments, net of total current and long-term indebtedness, as well as comply with other non-financial covenants defined in the agreement. During fiscal year 2006, we were in compliance with all covenants under the revolving line of credit.

As of November 30, 2006, we had $3.3 million in restricted cash in connection with bank guarantees issued by some of our international subsidiaries. The cash collateral is presented as restricted cash and included in Other Assets on the Consolidated Balance Sheet as of November 30, 2006.

As of November 30, 2006, our contractual commitments associated with indebtedness, lease obligations and operational restructuring are as follows (in thousands):

	Total	2007	2008	2009	2010	2011	Thereafter
Operating commitments:
Debt principal	$48,345	$1,892	$1,990	$2,094	$2,203	$2,318	$37,848
Debt interest	14,094	2,417	2,318	2,215	2,106	1,991	3,047
Operating leases	32,617	6,403	6,258	5,352	4,160	3,432	7,012

	95,056	10,712	10,566	9,661	8,469	7,741	47,907
Restructuring-related commitments:
Gross lease obligations	30,206	6,769	7,523	7,551	7,720	643	—
Estimated sublease income	(9,014)	(2,293)	(2,114)	(2,178)	(2,240)	(189)	—

	21,192	4,476	5,409	5,373	5,480	454	—

Total commitments	$116,248	$15,188	$15,975	$15,034	$13,949	$8,195	$47,907

Future minimum lease payments under restructured non-cancelable operating leases as of November 30, 2006 are included in accrued restructuring costs and accrued acquisition integration liabilities related to our acquisition of Staffware. See also Note 7 to our Consolidated Financial Statements for further details on accrued restructuring costs.

Indemnification

Our software license agreements typically provide for indemnification of customers for intellectual property infringement claims. To date, no such claims have been filed against us. We also warrant to customers that software products operate substantially in accordance with the software product’s specifications. Historically, minimal costs have been incurred related to product warranties, and, as such, no accruals for warranty costs have been made. In addition, we indemnify our officers and directors under the terms of indemnity agreements entered into with them, as well as pursuant to our certificate of incorporation, bylaws and applicable provisions of Delaware law. To date, we have incurred costs for the payment of legal fees in connection with the legal proceedings detailed in Note 11 to our Consolidated Financial Statements.

Off Balance Sheet Arrangements

As of November 30, 2006, we had no off balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

Recent Accounting Pronouncements

Recent accounting pronouncements are detailed in Note 2 to our Consolidated Financial Statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to the impact of interest rate changes and foreign currency fluctuations.

INTEREST RATE RISK

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. We invest excess cash in marketable debt instruments of the U.S. Government and its agencies, high-quality corporate debt securities, asset-backed and mortgage-backed debt securities and obligations in foreign sovereigns and, by policy, limit the amount of credit exposure to any one issuer. We protect and preserve invested funds by limiting default, market and investment risk.

Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates, or we may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates. As of November 30, 2006, we had an investment portfolio of fixed income securities totaling $400.7 million, excluding those classified as cash and cash equivalents. Our investments consist primarily of marketable debt instruments of the U.S. Government and its agencies, high-quality corporate debt securities, asset-backed and mortgage-backed debt securities and obligations in foreign sovereigns. These securities are classified as available-for-sale and are recorded on the balance sheets at fair market value with unrealized gains or losses reported as a separate component of stockholders’ equity. Unrealized losses are charged against income when a decline in fair market value is determined to be other-than-temporary. The specific identification method is used to determine the cost of securities sold.

A hypothetical 100 basis point increase in interest rates would result in an approximate $3.4 million decrease in the fair value of our available-for-sale debt securities as of November 30, 2006.

FOREIGN CURRENCY RISK

We develop products in the United States of America and sell products in North America, South America, Europe, Asia Pacific and Japan and the Middle East. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. The majority of sales are currently made in U.S. dollars; however, a strengthening of the dollar could make our products less competitive in foreign markets. We enter into forward contracts with financial institutions to manage our currency exposure related to net assets and liabilities denominated in foreign currencies. These forward contracts are generally settled monthly. We do not enter into derivative financial instruments for trading purposes.

As of November 30, 2006, we had five outstanding forward contracts with total notional amounts of $72.7 million, which are summarized as follows (in thousands):

	Notional Value Local Currency	Notional Value USD	Fair Value Gain/(Loss) USD
Forward contracts (sold):
EURO	25,000	$33,147	$(205)
Australian Dollar	5,200	4,106	(31)
British Pound	13,000	25,596	(239)
Japanese Yen	200,000	1,731	(7)
South African Rand	58,000	8,104	20

		$72,684	$(462)

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

Reference is made to the Index to Consolidated Financial Statements that appears on page F-1 of this Annual Report on Form 10-K. The Report of Independent Registered Public Accounting Firm from PricewaterhouseCoopers LLP, the Consolidated Financial Statements and the Notes to Consolidated Financial Statements listed in the Index to Consolidated Financial Statements, which appear beginning on page F-2 of this Annual Report on Form 10-K, are incorporated by reference into this Item 8.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.    We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective.

Management’s Report on Internal Control over Financial Reporting.    Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Exchange Act. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

We assessed the effectiveness of our internal control over financial reporting as of November 30, 2006. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on our assessment using those criteria, we concluded that our internal control over financial reporting was effective as of November 30, 2006.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of November 30, 2006, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears on page F-2 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting.    There was no change in our internal control over financial reporting that occurred during the fourth quarter of fiscal year 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item concerning our directors and executive officers is incorporated by reference from the information to be set forth in the sections entitled Election of Directors, Executive Officers and Executive Compensation and Employment Agreements—Section 16(a) Beneficial Ownership Reporting Compliance in our Proxy Statement for the 2007 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended November 30, 2006.

We have adopted a Code of Ethics for Chief Executive and Senior Financial Officers that applies to our Chief Executive Officer, Chief Financial Officer and Corporate Controller. The Code of Ethics is posted on our website at www.tibco.com. The information concerning our Code of Ethics required by this item is incorporated by reference from the information to be set forth in the section entitled Executive Compensation and Employment Agreements—Code of Ethics in our Proxy Statement for the 2007 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended November 30, 2006. We intend to disclose any amendment to the provisions of the Code of Ethics that apply specifically to our Chief Executive Officer, Chief Financial Officer or Corporate Controller by posting such information on our website. We intend to disclose any waiver to the provisions of the Code of Ethics that apply specifically to our Chief Executive Officer, Chief Financial Officer or Corporate Controller by filing such information on a Current Report on Form 8-K with the SEC, to the extent such filing is required by Nasdaq’s listing requirements; otherwise, we will disclose such waiver by posting such information on our website.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item regarding executive compensation is incorporated by reference from the information to be set forth in the sections entitled Election of Directors—Director Compensation, Executive Compensation and Employment Agreements, Report of the Compensation Committee of the Board of Directors and Stock Performance Graph in our Proxy Statement for the 2007 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended November 30, 2006.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item regarding security ownership of certain beneficial owners and management is incorporated by reference from the information to be set forth in the section entitled Security Ownership of Certain Beneficial Owners and Management in our Proxy Statement for the 2007 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended November 30, 2006.

The information required by this item regarding equity compensation plans is incorporated by reference from the section entitled Equity Compensation Plan Information set forth in Item 5 of this Annual Report on Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item regarding principal accounting fees and services is incorporated by reference from the information to be set forth in the section entitled Ratification of Independent Registered Public Accounting Firm in our Proxy Statement for the 2007 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended November 30, 2006.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Annual Report on Form 10-K:

1. Financial Statements.    Please see the accompanying Index to Consolidated Financial Statements, which appears on page F-1 of the Annual Report on Form 10-K. The Report of Independent Registered Public Accounting Firm, the Consolidated Financial Statements and the Notes to Consolidated Financial Statements listed in the Index to Consolidated Financial Statements, which appear beginning on page F-2 of this Annual Report on Form 10-K, are incorporated by reference into Item 8 above.

2. Financial Statement Schedules.    Financial Statement Schedules have been omitted because the information required to be set forth therein is either not applicable or is included in the Consolidated Financial Statements or the Notes to Consolidated Financial Statements.

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

(c) Financial Statement Schedules.    Reference is made to Item 15(a)(2) above.

TIBCO SOFTWARE INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

TIBCO Software Inc.:

We have completed integrated audits of TIBCO Software Inc.’s Consolidated Financial Statements and of its internal control over financial reporting as of November 30, 2006 in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated Financial Statements

In our opinion, the Consolidated Financial Statements listed in the accompanying index present fairly, in all material respects, the financial position of TIBCO Software Inc. and its subsidiaries at November 30, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended November 30, 2006 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of November 30, 2006 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of November 30, 2006, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

(continued)

with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As discussed in Notes 2 and 12 to the Consolidated Financial Statements, effective December 1, 2005, the Company changed the manner in which it accounts for stock-based compensation.

/s/    PRICEWATERHOUSECOOPERS LLP

San Jose, California

February 9, 2007

TIBCO SOFTWARE INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	November 30,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$138,912	$208,756
Short-term investments	400,658	268,882
Accounts receivable, net of allowances of $4,255 and $4,521	149,141	121,159
Due from related parties	—	1,243
Prepaid expenses and other current assets	35,699	18,111

Total current assets	724,410	618,151

Property and equipment, net	113,787	116,457
Goodwill	274,442	261,075
Acquired intangible assets, net	55,072	64,742
Long-term deferred income tax assets	21,437	27,440
Other assets	37,211	34,559

Total assets	$1,226,359	$1,122,424

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,651	$9,656
Accrued liabilities	74,347	59,872
Accrued restructuring and excess facilities costs	4,251	5,840
Deferred revenue	102,269	82,300
Current portion of long-term debt	1,892	1,798

Total current liabilities	195,410	159,466

Accrued excess facilities costs, less current portion	18,150	24,149
Deferred revenue, less current portion	4,151	—
Deferred income tax liabilities, less current portion	11,439	13,875
Long-term debt, less current portion	46,453	48,345
Other long-term liabilities	4,749	2,970

Total liabilities	280,352	248,805

Commitments and contingencies (Note 10)

Stockholders’ equity:
Common stock, $0.001 par value; 1,200,000 shares authorized; 211,208 shares and 210,548 shares issued and outstanding, respectively	211	211
Additional paid-in capital	909,289	928,830
Unearned stock-based compensation	—	(123)
Accumulated other comprehensive income (loss)	10,809	(14,346)
Retained earnings (accumulated deficit)	25,698	(40,953)

Total stockholders’ equity	946,007	873,619

Total liabilities and stockholders’ equity	$1,226,359	$1,122,424

See accompanying Notes to Consolidated Financial Statements

TIBCO SOFTWARE INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended November 30,
	2006	2005	2004
Revenue:
License revenue:
Non-related parties	$240,071	$187,850	$197,753
Related parties	—	16,038	16,333

Total license revenue	240,071	203,888	214,086

Service and maintenance revenue:
Non-related parties	269,908	228,539	155,864
Related parties	—	6,973	12,692
Reimbursable expenses	7,300	6,510	4,578

Total service and maintenance revenue	277,208	242,022	173,134

Total revenue	517,279	445,910	387,220

Cost of revenue:
License	15,936	12,694	11,586
Service and maintenance	117,745	111,499	81,611

Total cost of revenue	133,681	124,193	93,197

Gross profit	383,598	321,717	294,023
Operating expenses:
Research and development	85,923	73,136	61,100
Sales and marketing	172,768	140,370	123,486
General and administrative	44,139	37,320	29,048
Restructuring charges (adjustment)	(1,042)	3,905	2,186
Amortization of acquired intangible assets	9,454	8,912	5,253
Acquired in-process research and development	—	—	2,200

Total operating expenses	311,242	263,643	223,273

Income from operations	72,356	58,074	70,750

Interest income	19,936	13,318	8,436
Interest expense	(3,171)	(2,711)	(2,771)
Other income (expense), net	1,437	(1,600)	(2,700)

Income before provision for income taxes	90,558	67,081	73,715

Provision for (benefit from) income taxes	17,694	(5,474)	28,795

Net income	$72,864	$72,555	$44,920

Net income per share:
Basic	$0.35	$0.34	$0.22

Diluted	$0.33	$0.32	$0.20

Shares used in computing net income per share:
Basic	209,538	213,263	207,506

Diluted	218,075	223,977	220,927

See accompanying Notes to Consolidated Financial Statements

TIBCO SOFTWARE INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(In thousands)

	Common Stock		Additional Paid-in Capital	Unearned Stock- Based Compen- sation	Accumulated Other Compre- hensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
	Shares	Amount
Balances, November 30, 2003	213,366	$213	$921,038	$(254)	$225	$(158,428)	$762,794
Components of comprehensive income:
Net income	—	—	—	—	—	44,920	44,920
Foreign currency translation adjustment, no tax	—	—	—	—	2,449	—	2,449
Unrealized loss on investments, no tax	—	—	—	—	(1,972)	—	(1,972)

Comprehensive income							45,397

Common stock repurchased from Reuters and retired	(16,788)	(17)	(114,983)	—	—	—	(115,000)
Common stock repurchased and retired	(75)	—	(702)	—	—	—	(702)
Common stock issued for acquisition of Staffware	10,935	11	92,259	—	—	—	92,270
Common stock options exercised, net	5,362	6	24,850	—	—	—	24,856
Common stock issued for employee stock purchase program	1,112	1	5,046	—	—	—	5,047
Tax benefits from employee stock option plans	—	—	6,006	—	—	—	6,006
Unearned stock-based compensation, net	—	—	(291)	105	—	—	(186)

Balances, November 30, 2004	213,912	214	933,223	(149)	702	(113,508)	820,482
Components of comprehensive income:
Net income	—	—	—	—	—	72,555	72,555
Foreign currency translation adjustment, net of $784 tax	—	—	—	—	(14,904)	—	(14,904)
Unrealized loss on investments, no tax	—	—	—	—	(144)	—	(144)

Comprehensive income							57,507

Common stock repurchased and retired	(6,550)	(7)	(48,293)	—	—	—	(48,300)
Common stock options exercised, net	2,524	3	13,556	—	—	—	13,559
Common stock issued for employee stock purchase program	662	1	4,041	—	—	—	4,042
Tax benefits from employee stock option plans	—	—	26,210	—	—	—	26,210
Unearned stock-based compensation, net	—	—	93	26	—	—	119

Balances, November 30, 2005	210,548	211	928,830	(123)	(14,346)	(40,953)	873,619
Components of comprehensive income:
Net income	—	—	—	—	—	72,864	72,864
Foreign currency translation adjustment, net of $(5,759) tax	—	—	—	—	23,451	—	23,451
Unrealized gain on investments, no tax	—	—	—	—	1,704	—	1,704

Comprehensive income							98,019

Common stock repurchased and retired	(9,893)	(10)	(71,449)	—	—	(6,213)	(77,672)
Common stock options exercised, net	9,115	9	20,268	—	—	—	20,277
Common stock issued for employee stock purchase program	261	—	1,966	—	—	—	1,966
Tax benefits from employee stock option plans	—	—	13,980	—	—	—	13,980
Stock-based compensation, net	—	—	15,818	—	—	—	15,818
Transfer of unearned stock-based compensation upon adoption of SFAS No. 123(R)	—	—	(123)	123	—	—	—
Restricted stock awards	1,177	1	(1)	—	—	—	—

Balances, November 30, 2006	211,208	$211	$909,289	$—	$10,809	$25,698	$946,007

See accompanying Notes to Consolidated Financial Statements

TIBCO SOFTWARE INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended November 30,
	2006	2005	2004
Operating activities:
Net income	$72,864	$72,555	$44,920
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	15,641	14,990	13,152
Amortization of acquired intangible assets	14,776	14,870	11,955
Stock-based compensation	15,818	129	236
Purchased in-process research and development	—	—	2,200
Realized (gain) loss on investments, net	(783)	275	402
Deferred income tax	(19,549)	(21,893)	666
Tax benefits related to acquisitions	—	1,149	4,315
Tax benefits related to employee stock option plans	24,695	15,851	6,006
Excess tax benefits from stock-based compensation	(21,482)	—	—
Loss (gain) on disposal of property and equipment	(16)	109	—
Changes in operating assets and liabilities:
Accounts receivable	(28,002)	(8,764)	(36,817)
Due from related parties, net	1,243	1,643	(73)
Prepaid expenses and other assets	(4,935)	(2,853)	4,410
Accounts payable	3,008	2,774	1,315
Accrued liabilities and excess facilities costs	8,559	(26,823)	16,461
Deferred revenue	24,113	18,816	5,592

Net cash provided by operating activities	105,950	82,828	74,740

Investing activities:
Purchases of short-term investments	(407,639)	(231,489)	(530,754)
Maturities and sales of short-term investments	277,588	254,917	757,085
Acquisitions, net of cash acquired	—	(24,849)	(115,009)
Purchases of private equity investments	(82)	(382)	(454)
Proceeds from sales of private equity investments	1,488	—	—
Purchases of property and equipment	(12,974)	(14,946)	(7,101)
Restricted cash pledged as security	(1,506)	(465)	4,565

Net cash provided by (used in) investing activities	(143,125)	(17,214)	108,332

Financing activities:
Proceeds from issuance of common stock	22,243	17,601	29,499
Repurchases of the Company’s common stock	(77,672)	(48,300)	(115,702)
Excess tax benefits from stock-based compensation	21,482	—	—
Principal payments on long term debt	(1,798)	(1,708)	(1,626)

Net cash used in financing activities	(35,745)	(32,407)	(87,829)

Effect of foreign exchange rate changes on cash and cash equivalents	3,076	(5,300)	2,328

Net increase (decrease) in cash and cash equivalents	(69,844)	27,907	97,571

Cash and cash equivalents at beginning of year	208,756	180,849	83,278

Cash and cash equivalents at end of year	$138,912	$208,756	$180,849

Supplemental disclosures:
Income taxes paid	$15,083	$7,915	$4,445

Interest paid	$2,627	$2,711	$2,771

Supplemental disclosures of non-cash investing and financing activities:
Common stock and options issued for acquisitions	$—	$—	$92,270

Fair value of net assets (liabilities) assumed in acquisitions	$—	$(514)	$23,850

See accompanying Notes to Consolidated Financial Statements

TIBCO SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Organization and Business

TIBCO Software Inc. (“TIBCO,” the “Company,” “we” or “us”) is the successor to a portion of the business of Teknekron Software Systems, Inc. (“Teknekron”). Teknekron developed software, known as The Information Bus® (“TIB”) technology, for the integration and delivery of market data, such as stock quotes, news and other financial information in trading rooms of large banks and financial services institutions. In 1992, Teknekron expanded its development efforts to include solutions designed to enable complex and disparate manufacturing equipment and software applications, primarily in the semiconductor fabrication market, to communicate within the factory environment. Teknekron was acquired by Reuters Group PLC (“Reuters”), the global information company, in 1994. Following the acquisition, continued development of the TIB® technology was undertaken to expand its use in the financial services markets.

In January 1997, TIBCO was established as an entity separate from Teknekron. We were formed to create and market software solutions for use in the integration of business information, processes and applications. In connection with our establishment as a separate entity, Reuters transferred to us certain assets and liabilities related to our business and granted to us a royalty-free license to the intellectual property from which some of our messaging software products originated.

In February 2004, Reuters sold 69 million of our outstanding shares in a registered public offering and we repurchased from Reuters and retired 16.8 million shares of our common stock. Since February 2004, Reuters’ ownership of our issued and outstanding shares has been less than 10%, and as of November 30, 2006 and 2005, Reuters’ ownership was less than 1% of our issued and outstanding common stock.

2.    Summary of Significant Accounting Policies

Principles of Consolidation

The Consolidated Financial Statements include the accounts of TIBCO and our wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Fiscal Years

Our fiscal year is a twelve month period ending on November 30 of a stated year. For the purpose of presentation, we also refer to the fiscal years ended November 30, 2006, 2005 and 2004, as our fiscal years 2006, 2005 and 2004, respectively.

Use of Estimates

The preparation of the Consolidated Financial Statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition

License revenue consists principally of revenue earned under software license agreements. License revenue is generally recognized when a signed contract or other persuasive evidence of an arrangement exists, the software has been shipped or electronically delivered, the license fee is fixed or determinable and collection of the resulting receivable is reasonably assured. When contracts contain multiple elements wherein vendor-specific

TIBCO SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

objective evidence exists for all undelivered elements, we account for the delivered elements in accordance with the “Residual Method” prescribed by the American Institute of Certified Public Accountants’ (“AICPA”) Statement of Position (“SOP”) No. 98-9, Modification of SOP-97-2, Software Revenue Recognition, With Respect to Certain Transactions. Revenue from subscription license agreements, which include software, rights to unspecified future products and maintenance, is recognized ratably over the term of the subscription period.

Revenue on shipments to resellers, which is generally subject to certain rights of return and price protection, is recognized when the products are sold by the resellers to an end-user customer and recorded net of related costs to the resellers. Provided all other revenue criteria are met, the upfront, minimum, non-refundable license fees from OEM customers are generally recognized upon delivery and on-going royalty fees are generally recognized upon reports of units shipped.

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

Maintenance revenue consists of fees for providing software updates on a when and if available basis and technical support for software products (“post-contract customer support” or “PCS”). Maintenance revenue is recognized ratably over the term of the agreement.

Payments received in advance of services performed are deferred. Allowances for estimated future returns and discounts are provided for upon recognition of revenue.

Fair Value of Financial Instruments

Carrying amounts of our financial instruments including accounts receivable, accounts payable and accrued liabilities approximate fair value due to their short maturities. The fair values of our available-for-sale investments in marketable securities and derivative instruments are detailed further in Note 3.

TIBCO SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Concentration of Credit Risk

Our cash, cash equivalents, short-term investments and accounts receivable are potentially subject to concentration of credit risk. Cash, cash equivalents and investments are deposited with financial institutions that management believes are creditworthy. Our accounts receivable are derived from revenue earned from customers located primarily in the United States and Europe. We perform ongoing credit evaluations of our customers’ financial condition and, generally, require no collateral from our customers. We maintain an allowance for doubtful accounts receivable based on various factors, including our review of credit profiles of our customers, contractual terms and conditions, current economic trends and historical payment experience; see Note 4 for further details. We do not expect to incur material losses with respect to financial instruments that potentially subject the Company to concentration of credit risk.

No customer accounted for more than 10% of total revenue in fiscal years 2006, 2005 or 2004. No customer had a balance in excess of 10% of our net accounts receivable as of November 30, 2006 or 2005.

Cash, Cash Equivalents, and Short-Term Investments

We consider all highly liquid investment securities with remaining maturities at the date of purchase of three months or less to be cash equivalents. Management determines the appropriate classification of marketable securities at the time of purchase and evaluates such designation as of each balance sheet date. To date, all marketable securities have been classified as available-for-sale and are carried at fair value with unrealized gains and losses, if any, included as a component of accumulated other comprehensive income (loss) in stockholders’ equity. These available-for-sale investments are presented as current assets as they are subject to use within one year in current operations. Interest, dividends and realized gains and losses are included in interest income and other income (expense). Realized gains and losses are recognized based on the specific identification method.

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

Other Investments

Our investments also include minority equity investments in privately held companies that are generally carried at cost basis and are included in other assets on the balance sheets. The fair value of these investments is dependent on the performance of the companies in which we invested, as well as the volatility inherent in external markets for these investments. In assessing potential impairment, we consider these factors as well as each of the companies’ cash position, earnings/revenue outlook, liquidity and management/ownership. If we believe that an other-than-temporary decline exists, we write down the investment to market value and record the related write-down as a loss on investments in our Consolidated Statements of Operations. The carrying value of our minority equity investments is $1.6 million and $2.3 million as of November 30, 2006 and 2005, respectively. For the fiscal year ended November 30, 2006, we sold one of our private equity investments and realized a net gain of $0.7 million. No impairment losses were incurred in the periods presented.

TIBCO SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets as follows:

Estimated useful lives
Buildings	25 years
Equipment and software	2 – 5 years
Furniture and fixtures	5 years
Leasehold improvements	Shorter of the lease term or the estimated useful life

Depreciation expense for property and equipment was $15.6 million, $15.0 million and $13.2 million in fiscal years 2006, 2005 and 2004, respectively.

Goodwill

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, goodwill and intangible assets with indefinite useful lives are not amortized, but are tested for impairment at least annually or as circumstances indicate their value may no longer be recoverable. We do not have intangible assets with indefinite useful lives other than goodwill. Goodwill impairment testing is a two-step process: first, we screen for impairment, and if any possible impairment exists, we then undertake a second step of measuring such impairment. We generally perform our goodwill impairment test annually in our fourth fiscal quarter, and the last impairment test was completed for the fiscal year ended November 30, 2006. SFAS No. 142 requires impairment testing based on reporting units. We periodically re-evaluate our business and have determined that we continue to operate in one segment, which we consider our sole reporting unit. Therefore, goodwill was tested and will continue to be tested for impairment at the enterprise level. To date, we have determined that there has been no impairment of goodwill.

Impairment of Long-Lived Assets

We evaluate the recoverability of our long-lived assets which includes amortizable intangible and tangible assets in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Our acquired intangible assets with definite useful lives are amortized over their useful lives. We evaluate long-lived assets, other than goodwill, for impairment whenever events or changes in circumstances indicate that the carrying value of long-lived assets may not be recoverable. We recognize such impairment in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets. No impairment losses were incurred in the periods presented.

Restructuring and Integration Costs

Our restructuring charges are comprised primarily of costs related to properties abandoned in connection with facilities consolidation, related write-downs of leasehold improvements and severance and associated employee termination costs related to headcount reductions. For restructuring actions initiated prior to December 31, 2003, we followed the guidance provided by Emerging Issues Task Force (“EITF”) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs To Exit an Activity (Including Certain Costs Associated with a Restructuring) and EITF Issue No. 88-10, Costs Associated with Lease Modification or Termination. We recorded the liability related to these termination costs when the plan was approved; the termination benefits were determined and communicated to the employees; the number of employees to be terminated, their locations and jobs were specifically identified; and the period of time to implement the plan was set. For restructuring actions initiated after January 1, 2003, we adopted SFAS No. 146,

TIBCO SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accounting for Costs Associated with Exit or Disposal Activities, which requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred.

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

Stock-Based Compensation

Change in Accounting Principle

On December 1, 2005, the first day of our fiscal year 2006, we adopted SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123(R)”), which requires the measurement and recognition of compensation expense for all stock-based awards based on estimated fair values. Pro forma disclosure is no longer an alternative to financial statement recognition. We elected to use the modified prospective transition method as permitted by SFAS No. 123(R) and therefore have not restated our financial results for prior periods. Under this transition method, the post adoption stock-based compensation expense also includes expense for all stock-based awards granted prior to, but not yet vested as of December 1, 2005, and the estimated fair values of which were established on the grant dates in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes previous accounting under Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees, and also amends SFAS No. 95, Statement of Cash Flows. In March 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 107 providing supplemental implementation guidance for SFAS No. 123(R). We have applied the provisions of SAB No. 107 in our adoption of SFAS No. 123(R). Our fiscal year 2006 financial results reflect the impact of SFAS No. 123(R).

Prior to the adoption of SFAS No. 123(R), we accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB No. 25 as allowed under SFAS No. 123. Under the intrinsic value method, no stock-based compensation expense for employee stock options had been recognized in our Consolidated Statements of Operations for the periods presented, because the exercise price of our stock options granted to employees and directors equaled the fair market value of the underlying stock at the date of grant. Prior to December 1, 2005, the stock-based compensation expense mainly comprised of compensation associated with non-employee equity awards, stock options assumed from business combinations and stock options granted before our initial public offering.

Upon adoption of SFAS No. 123(R), we selected the Black-Scholes option pricing model as the most appropriate method for determining the estimated fair value for stock-based awards. The Black-Scholes model requires the use of highly subjective and complex assumptions which determine the fair value of stock-based awards, including the option’s expected term and the price volatility of the underlying stock. We determined that a blend of implied volatility and historical volatility is more reflective of the market conditions and a better indicator of expected volatility than solely using historical volatility. The value of the portion of the post adoption award that is ultimately expected to vest is recognized as expense over the requisite service (vesting) periods on a straight-line basis in our Consolidated Statements of Operations and the expense has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Prior to fiscal year 2006, we accounted for forfeitures as they occurred for the purposes of pro forma information under SFAS No. 123, as disclosed in our Notes to Consolidated Financial Statements for the related periods. For stock options granted

TIBCO SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

prior to December 1, 2005, stock-based compensation is amortized on an accelerated basis and will continue to be recognized using the accelerated approach. This is the same manner applied in the pro forma disclosure under SFAS No. 123 and SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. The cumulative impact due to the change in accounting principles for forfeitures was immaterial, and therefore was not recorded as a separate line item in our Consolidated Financial Statements.

As a result of adopting SFAS No. 123(R), income before income taxes and net income in fiscal year 2006 were lower by $15.8 million and $13.5 million, respectively, and both basic and diluted earnings per share in fiscal year 2006 were $0.06 per share lower than if we had continued to account for stock-based compensation under APB No. 25. In addition, prior to the adoption of SFAS No. 123(R), we presented the tax benefit of stock option exercises as operating cash flows. $21.5 million of tax benefit resulting from tax deductions in excess of the tax benefit related to compensation cost recognized for those options are classified as financing cash flows in fiscal year 2006 due to the adoption of SFAS No. 123(R).

Upon adoption of SFAS No. 123(R), we have elected the “long form” method for calculating the tax effects of stock-based compensation pursuant to SFAS No. 123(R), paragraph 81. Under the “long form” method, we determine the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of the employee stock-based compensation “as if” we had adopted the recognition provisions of SFAS No. 123 since its effective date of January 1, 1995. We also determine the subsequent impact on the APIC pool and Consolidated Statement of Cash Flows of the tax effect of employee stock–based compensation awards that were issued after the adoption of SFAS No. 123(R) and outstanding at the adoption date.

Consistent with prior years, we use the “with and without” approach as described in EITF Topic No. D-32 in determining the order in which our tax attributes are utilized. The “with and without” approach results in the recognition of the windfall stock option tax benefits only after all other tax attributes of ours have been considered in the annual tax accrual computation. Also consistent with prior years, we consider the indirect effects of the windfall deduction on the computation of other tax attributes, such as the R&D credit and the domestic production activities deduction, as an additional component of equity. This incremental tax effect is recorded to additional paid-in capital when realized.

Prior Years Pro-forma Disclosure

If the fair value based method prescribed by SFAS No. 123 had been applied in measuring employee stock-based compensation expenses in fiscal years 2005 and 2004, the pro-forma effect on net income and net income per share would have been as follows (in thousands, except income per share amounts):

	November 30,
	2005	2004
Net income, as reported	$72,555	$44,920
Stock-based compensation expense for employees previously determined under intrinsic value method, net of tax effect	24	94
Stock-based compensation expense determined under fair value method, net of related tax effects	(22,993)	(38,080)

Pro forma net income, after effect of stock-based compensation for employees	$49,586	$6,934

Basic net income per share:
As reported	$0.34	$0.22
Pro forma	$0.23	$0.03
Diluted net income per share:
As reported	$0.32	$0.20
Pro forma	$0.23	$0.03

TIBCO SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Foreign Currency Translation

All of our foreign subsidiaries use the local currency of their respective countries as their functional currency. Assets and liabilities of these subsidiaries are translated into U.S. dollars at exchange rates at the balance sheet date. Income and expense items are translated at average exchange rates for the period. Cumulative translation adjustments are included as a component of accumulated other comprehensive income (loss) in stockholders’ equity. We recorded foreign currency transaction gain (loss) of $0.8 million, $(1.4) million and $(2.3) million in fiscal years 2006, 2005 and 2004, respectively, in other income (expense), net in our Consolidated Statements of Operations.

Capitalized Software Development Costs

Costs related to research and development are generally charged to expense as incurred. Capitalization of material software development costs begins when a product’s technological feasibility has been established in accordance with the provisions of SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed. To date, the period between achieving technological feasibility, which we have defined as the establishment of a working model, and which typically occurs when beta testing commences, and the general availability of such software has been very short. Accordingly, software development costs have been expensed as incurred.

Costs related to software acquired, developed or modified solely to meet our internal requirements and for which there are no substantive plans to market are capitalized in accordance with the provisions of AICPA SOP No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Costs incurred after the preliminary planning stage of the project and after management has authorized and committed funds to the project are capitalized. Costs capitalized for computer software developed or obtained for internal use are included in Property and Equipment on the Consolidated Balance Sheets.

Advertising Expense

Advertising costs are expensed as incurred and totaled approximately $1.2 million, $1.1 million and $0.4 million in fiscal years 2006, 2005 and 2004, respectively.

Derivative Financial Instruments

We account for derivative instruments and hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards for

TIBCO SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

derivative instruments and requires recognition of all derivatives as assets or liabilities in the statement of financial position and measurement of those instruments at fair value. Derivatives that are not hedges must be adjusted to fair value through earnings. If the derivative is a hedge, depending on the nature of the hedge, its change in fair value will either be offset against the change in fair value of the hedged asset or liability, firm commitment through earnings or recognized in other comprehensive income (loss) until the hedged item is recognized in earnings.

To manage currency exposure related to net assets and liabilities denominated in foreign currencies, we enter into forward contracts for certain foreign denominated assets or liabilities. We do not enter into derivative financial instruments for trading purposes. We had five outstanding forward contracts with a total notional amount of $72.7 million as of November 30, 2006. These derivative instruments are not designed for hedge accounting and are adjusted to fair value through other income (expense) net, under the Consolidated Statements of Operations. The loss on fair value of these forward contracts as of November 30, 2006 was approximately $0.5 million.

These derivative instruments are not intended to subject us to material balance sheet risk due to exchange rate movements because gains and losses on these derivatives are intended to offset gains and losses on the foreign currency denominated assets and liabilities being hedged. As of November 30, 2006, the outstanding foreign currency forward contracts had maturities of 30 days or less.

Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, Accounting Changes and Error Corrections, which replaces APB Opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements—An Amendment of APB Opinion No. 28. SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and is required to be adopted by us in the first quarter of fiscal year 2007. We are currently evaluating the effect that the adoption of SFAS No. 154 will have on our consolidated results of operations and financial condition but do not expect it to have a material impact.

In June 2006, the FASB issued Interpretation No. (“FIN”) 48, Accounting for Uncertainty in Income Taxes. This interpretation requires companies to determine whether it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit can be recorded in the financial statements. FIN 48 provides guidance on de-recognition, classification, accounting in interim periods and disclosure requirements for tax contingencies. FIN 48 is effective for fiscal years beginning after December 15, 2006 and is required to be adopted by TIBCO in the first quarter of fiscal year 2008. The differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption will be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. We are currently assessing the impact that FIN 48 will have on our results of operations and financial position.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently assessing the impact that SFAS No. 157 will have on our results of operations and financial position.

TIBCO SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—An Amendment of FASB No. 87, 88, 106 and 132(R). SFAS No. 158 requires that the funded status of defined benefit postretirement plans be recognized on the company’s balance sheet, and changes in the funded status be reflected in comprehensive income, effective fiscal years ending after December 15, 2006, which we expect to adopt effective November 30, 2007. SFAS No. 158 also requires companies to measure the funded status of the plan as of the date of its fiscal year end, effective for fiscal years ending after December 15, 2008. We expect to adopt the measurement provisions of SFAS No. 158 effective November 30, 2009. Based upon our November 30, 2006 balance sheet and with insignificant foreign pension plan obligations, we do not expect the adoption of SFAS No. 158 to have a material impact on our results of operations and financial position.

In September 2006, the SEC released SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB No. 108 provides interpretive guidance on the SEC’s views regarding the process of quantifying materiality of financial statement misstatements. SAB No. 108 is effective for fiscal years ending after November 15, 2006, with early application for the first interim period ending after November 15, 2006. We adopted SAB No. 108 in the fourth quarter of fiscal year 2006. We have not discovered material errors in prior years with material effect as of the reporting date.

3.    Investment in Marketable Securities

Marketable securities, which are classified as available-for-sale, are summarized below as of November 30, 2006 and 2005 (in thousands):

					Classified on Balance Sheet
	Purchased/ Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value	Cash and Cash Equivalents	Short-term Investments
As of November 30, 2006
U.S. Government debt securities	$104,759	$97	$(313)	$104,543	$—	$104,543
Corporate debt securities	177,983	104	(370)	177,717	21,758	155,959
Asset-backed securities	90,223	272	(165)	90,330	—	90,330
Mortgage-backed securities	48,759	113	(49)	48,823	—	48,823
Obligations in foreign sovereigns	1,004	—	(1)	1,003	—	1,003
Money market funds	3,597	—	—	3,597	3,597	—

	$426,325	$586	$(898)	$426,013	$25,355	$400,658

As of November 30, 2005
U.S. Government debt securities	$117,639	$—	$(950)	$116,689	$—	$116,689
Corporate debt securities	270,779	10	(797)	269,992	153,823	116,169
Asset-backed securities	36,273	7	(264)	36,016	—	36,016
Marketable equity securities	6	2	—	8	—	8
Money market funds	8,865	—	—	8,865	8,865	—

	$433,562	$19	$(2,011)	$431,570	$162,688	$268,882

TIBCO SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fixed income securities included in short-term investments above, are summarized by their contractual maturities as follows (in thousands):

	November 30,
	2006	2005
Contractual maturities:
Less than one year	$165,453	$152,520
One to three years	235,205	116,354

	$400,658	$268,874

The following table summarizes the net realized gains (losses) on short term investments for the fiscal years presented (in thousands):

	Year Ended November 30,
	2006	2005	2004
Realized gains	$205	$—	$2,508
Realized losses	(160)	(275)	(2,924)

Net realized gains (losses)	$45	$(275)	$(416)

In accordance with EITF No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, the following table summarizes the fair value and gross unrealized losses related to available-for-sale securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of November 30, 2006 (in thousands):

	Less than 12 months		More than 12 months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Government debt securities	$25,706	$(100)	$32,102	$(213)	$57,808	$(313)
Corporate debt securities	66,369	(162)	37,254	(208)	103,623	(370)
Asset-backed securities	17,305	(18)	15,601	(147)	32,906	(165)
Mortgage-backed securities	19,383	(49)	—	—	19,383	(49)
Obligations in foreign sovereigns	1,002	(1)	—	—	1,002	(1)

	$129,765	$(330)	$84,957	$(568)	$214,722	$(898)

U.S. Government Debt Securities:    The unrealized losses on our investments in U.S. Treasury obligations and direct obligations of U.S. Government agencies were caused by rising interest rates. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Because we have the ability and intent to hold these investments until a recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired as of November 30, 2006.

Corporate Debt Securities:    The unrealized losses on our investments in corporate bonds were caused by rising interest rates. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. The corporate bonds that we hold are all high investment grade, and no credit events occurred which relate to any of these corporate bonds. Therefore, we do not believe it is

TIBCO SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

probable that we will be unable to collect all amounts due according to the contractual terms of the investments. It is expected that the corporate bonds would not be settled at a price less than the amortized cost of the investment. Because we have the ability and intent to hold these investments until a recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired as of November 30, 2006.

Asset-Backed Securities:    The unrealized losses on our investments in asset-backed securities were caused by rising interest rates. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. The asset-backed securities that we hold are all high investment grade, and no credit events occurred which relate to any of these asset-backed securities. Therefore, we do not believe it is probable that we will be unable to collect all amounts due according to the contractual terms of the investments. It is expected that the asset-backed securities would not be settled at a price less than the amortized cost of the investment. Because we have the ability and intent to hold these investments until a recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired as of November 30, 2006.

Mortgage-Backed Securities:    The unrealized losses on our investments in mortgage-backed securities were caused by rising interest rates. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. The mortgage-backed securities that we hold are all high investment grade, and no credit events occurred which relate to any of these mortgage-backed securities. Therefore, we do not believe it is probable that we will be unable to collect all amounts due according to the contractual terms of the investments. It is expected that the mortgage-backed securities would not be settled at a price less than the amortized cost of the investment. Because we have the ability and intent to hold these investments until a recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired as of November 30, 2006.

Obligations in Foreign Sovereigns:    The unrealized losses on our investments in foreign sovereign obligations were caused by rising interest rates. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Because we have the ability and intent to hold these investments until a recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired as of November 30, 2006.

4.    Accounts Receivable and Allowances for Doubtful Accounts, Returns and Discounts

Accounts receivable, net by category is as follows (in thousands):

	November 30,
	2006	2005
Accounts receivable	$141,493	$116,434
Unbilled fees and services	11,903	9,246

	153,396	125,680
Less: Allowances for doubtful accounts, returns and discounts	(4,255)	(4,521)

Net accounts receivable	$149,141	$121,159

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

TIBCO SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and discounts experience, and current economic trends. We review our allowances monthly by assessing individual accounts receivable over a specific aging and amount, and all other balances on a pooled basis based on historical collection experience. Accounts receivable are written off on a case-by-case basis, net of any amounts that may be collected.

The following is a summary of activities in allowances for doubtful accounts, returns and discounts for the fiscal years indicated (in thousands):

Year ended November 30,	Allowances Beginning Balance	Charged Against Revenue	Charged to Expenses	Write-offs, Adjustments, Net of Recovery	Allowances Ending Balance
2006	$4,521	$2,770	$(1,000)	$(2,036)	$4,255
2005	3,845	1,599	197	(1,120)	4,521
2004	4,715	—	230	(1,100)	3,845

5.    Property and Equipment

Property and equipment by category is as follows (in thousands):

	November 30,
	2006	2005
Buildings	$77,938	$77,938
Equipment and software	65,468	64,498
Furniture and fixtures	6,956	6,569
Facility improvements	43,101	39,284

	193,463	188,289
Less: Accumulated depreciation	(79,676)	(71,832)

	$113,787	$116,457

Building Acquisition

In June 2003, we purchased the four buildings comprising our corporate headquarters in Palo Alto, California for $80.0 million. In connection with the purchase we entered into a 51-year lease of the land upon which the buildings are located. The lease was paid in advance in the amount of $28.0 million; see Note 10 for further details. The total consideration paid for the land lease and the buildings was $108.0 million, which was comprised of $54.0 million in cash and a $54.0 million mortgage note payable; see Notes 8 and 10 for further details.

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

TIBCO SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.    Goodwill and Other Acquired Intangible Assets

Goodwill

The changes in the carrying amount of goodwill for the fiscal years ended November 30, 2006 and 2005 are as follows (in thousands):

Goodwill
Balance as of November 30, 2004	$265,137
Acquisition of ObjectStar	7,359
Tax benefit from acquired deferred tax assets	(1,149)
Foreign currency translation	(8,957)
Write-back excess accrued integration cost for Talarian *	(878)
Other adjustments	(437)

Balance as of November 30, 2005	261,075
Foreign currency translation	21,083
Tax benefit related to acquired deferred tax assets	(7,716)

Balance as of November 30, 2006	$274,442

*	In fiscal year 2002, we acquired Talarian Corporation (“Talarian”), a provider of infrastructure software that enables businesses to exchange information in real time, both internally and with their partners, suppliers and customers. We recorded $68.3 million of goodwill in connection with this acquisition in fiscal year 2002, which had taken into account accrued acquisition integration expenses for incremental costs to exit and consolidate activities at various Talarian facilities. In the fourth quarter of fiscal year 2005, we determined that there were no further liabilities related to Talarian facilities, and therefore the carrying value of goodwill was reduced by $0.9 million.

Acquired Intangible Assets

Our acquired intangible assets are subject to amortization on a straight line basis over their estimated useful lives as follows:

	Estimated Life	Weighted Average Life
Developed technologies	3 to 5 years	4.8 years
Customer base	3 to 5 years	4.8 years
Patents/core technologies	4 to 8 years	7.7 years
Trademarks	3.5 to 5 years	4.9 years
Non-compete agreements	2 to 3 years	2.3 years
OEM customer royalty agreements	5 years	5.0 years
Maintenance agreements	3.5 to 9 years	8.2 years

TIBCO SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The carrying values of our amortized acquired intangible assets are as follows (in thousands):

	November 30, 2006			November 30, 2005
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technologies	$48,515	$(34,279)	$14,236	$45,721	$(27,811)	$17,910
Customer base	22,721	(13,561)	9,160	21,156	(9,380)	11,776
Patents/core technologies	16,500	(5,201)	11,299	14,671	(2,689)	11,982
Trademarks	5,398	(3,478)	1,920	4,947	(2,568)	2,379
Non-compete agreements	680	(597)	83	680	(530)	150
OEM customer royalty agreements	1,000	(917)	83	1,000	(717)	283
Maintenance agreements	25,549	(7,258)	18,291	24,280	(4,018)	20,262

	$120,363	$(65,291)	$55,072	$112,455	$(47,713)	$64,742

Amortization of developed technologies is recorded in cost of revenue, while the amortization of other acquired intangible assets is included in operating expenses. The following summarizes the amortization expense of acquired intangible assets for the fiscal years indicated (in thousands):

	Year Ended November 30,
	2006	2005	2004
Amortization of acquired intangible assets:
In cost of revenue	$5,322	$5,958	$6,702
In operating expenses	9,454	8,912	5,253

	$14,776	$14,870	$11,955

The estimated future amortization of acquired intangible assets as of November 30, 2006 is as follows (in thousands):

Year ending November 30,
2007	$14,655
2008	14,329
2009	11,149
2010	4,888
2011	4,655
Thereafter	5,396

$55,072

7.    Accrued Restructuring and Integration Costs

Accrued Integration Costs

In connection with our acquisitions of Staffware in the third quarter of fiscal year 2004, and Talarian in the second quarter of fiscal year 2002, we recorded accruals for acquisition integration liabilities which include the incremental costs to exit and consolidate activities at acquired locations, termination of certain employees, and other costs to integrate operating locations and other activities of the acquired companies. The accruals were recorded using the guidance provided by EITF No. 95-3, Recognition of Liabilities in a Purchase Business Combination, which requires that these acquisition integration expenses, which are not associated with the

TIBCO SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

generation of future revenues and have no future economic benefit, be reflected as assumed liabilities in the allocation of the purchase price to the net assets acquired.

In connection with our acquisition of Staffware, we recorded an accrual of $2.9 million for the estimated expenses due to the Staffware facilities that we expected to abandon. In addition, we recorded an accrual of $2.6 million for severance related to the termination of redundant Staffware personnel and $0.2 million related to the cancellation of certain marketing programs.

In connection with the acquisition of Talarian, we abandoned the Talarian facilities and recorded an accrual of $7.4 million for the estimated losses to be incurred to sublet such facilities. In addition, we recorded an accrual of $1.0 million for severance related to the termination of redundant personnel. As of November 30, 2005, we had determined that there were no future liabilities relating to Talarian acquisition integration costs and consequently released the excess accrual of $0.9 million, offsetting goodwill by the same amount.

Accrued Restructuring Costs

2002 Restructuring Program.    In fiscal year 2002, we recorded restructuring charges totaling $49.3 million, consisting of $1.7 million for headcount reductions and $47.6 million related to consolidation of facilities. These restructuring charges were recorded to align our cost structure with changing market conditions. We expected to fulfill our cash obligation no later than 2011. We had been working with corporate real estate brokers to sublease unoccupied facilities. Currently, these vacated facilities are fully occupied by our tenants.

In the third quarter of fiscal year 2004, we recorded $2.2 million in additional restructuring charges related to properties vacated in connection with facilities consolidation. The additional restructuring charges resulted from revisions to our estimates of future sublease income due to continued weakness of the applicable real estate market. The estimated excess facilities costs were based on our contractual obligations, net of estimated sublease income, based on current comparable rates for leases in their respective markets.

In the fourth quarter of fiscal year 2006, we recorded a $1.0 million credit adjustment to the restructuring charges related to properties vacated in connection with facilities consolidation. The adjustment resulted from revisions to our estimates of future sublease income due to the recovery of the applicable real estate markets and adding a new tenant to the remaining vacated facilities.

2005 Restructuring Program.    In fiscal year 2005, we initiated a restructuring plan designed to re-align our resources and cost structure and, accordingly, recognized a restructuring charge of approximately $3.9 million for the resulting workforce reduction. The restructuring plan eliminated 49 employees, across all functions and primarily in our European operations; this plan had been completed by the end of fiscal year 2006.

TIBCO SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a summary of activities in accrued restructuring and integration costs for each of the three fiscal years ended November 30, 2006, 2005 and 2004 (in thousands):

	Accrued Excess Facilities				Accrued Severance and Other
	Headquarter Facilities	Talarian Integration	Staffware Integration	Subtotal	Restructuring	Staffware Integration	Subtotal	Total
As of November 30, 2003	$38,370	$4,152	$—	$42,522	$—	$—	$—	$42,522
Restructuring charge	2,186	—	—	2,186	—	—	—	2,186
Acquisition integration costs	—	—	2,913	2,913	—	2,774	2,774	5,687
Cash utilized	(6,135)	(1,693)	(68)	(7,896)	—	(1,719)	(1,719)	(9,615)
Non-cash write-down of furniture and fixture	—	(358)	—	(358)	—	—	—	(358)

As of November 30, 2004	34,421	2,101	2,845	39,367	—	1,055	1,055	40,422
Restructuring charge	—	—	—	—	3,905	—	3,905	3,905
Acquisition integration costs	—	(878)	—	(878)	—	(352)	(352)	(1,230)
Cash utilized	(6,196)	(1,223)	(827)	(8,246)	(3,158)	(690)	(3,848)	(12,094)
Non-cash write-down of furniture and fixture	(120)	—	(881)	(1,001)	—	—	—	(1,001)

As of November 30, 2005	28,105	—	1,137	29,242	747	13	760	30,002
Restructuring adjustment	(1,042)	—	—	(1,042)	—	—	—	(1,042)
Cash utilized	(5,219)	—	(580)	(5,799)	(747)	(13)	(760)	(6,559)

As of November 30, 2006	$21,844	$—	$557	$22,401	$—	$—	$—	$22,401

The remaining accrued excess facilities costs represent the estimated loss on abandoned facilities, net of sublease income, which is expected to be paid over the next four years. As of November 30, 2006, $18.2 million of the $22.4 million accrued restructuring and excess facilities costs were classified as long-term liabilities based on our current expectation that we will have to pay the remaining lease payments over the remaining term of the related leases.

8.    Long Term Debt and Line of Credit

Mortgage Note Payable

In connection with the purchase of our corporate headquarters in June 2003, we recorded a $54.0 million mortgage note payable to a financial institution collateralized by the commercial real property acquired. The balance on the mortgage note payable was $48.3 million and $50.1 million as of November 30, 2006 and 2005, respectively.

The mortgage note payable carries a fixed annual interest rate of 5.09% and a 20-year amortization. The $33.9 million principal balance that will be remaining at the end of the ten-year term will be due as a final lump sum payment on July 1, 2013. Under the currently applicable terms of the mortgage note agreements, we are prohibited from acquiring another company without prior consent from the lender unless we maintain at least $300.0 million of cash or cash equivalents, and meet other non-financial terms as defined in the agreements. In addition, we are subject to certain non-financial covenants as defined in the agreements. We were in compliance with all covenants as of November 30, 2006.

TIBCO SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Line of Credit

We have a $20.0 million revolving line of credit that matures on June 20, 2007. The revolving line of credit is available for cash borrowings and for the issuance of letters of credit up to $20.0 million. As of November 30, 2006, no borrowings were outstanding under the facility and a $13.0 million irrevocable letter of credit was outstanding, leaving $7.0 million of available credit for additional letters of credit or cash borrowings. The $13.0 million irrevocable letter of credit outstanding was issued in connection with the mortgage note payable. The letter of credit automatically renews for successive one-year periods, until the mortgage note payable has been satisfied in full. We are required to maintain a minimum of $40.0 million in unrestricted cash, cash equivalents and short-term investments, net of total current and long-term indebtedness, as well as comply with other non-financial covenants defined in the agreement. As of November 30, 2006, we were in compliance with all covenants under the revolving line of credit.

9.    Other Balance Sheet Components

Certain other balance sheet components are summarized below (in thousands):

	November 30,
	2006	2005
Other non-current assets:
Prepaid land lease	$25,575	$26,124
Private equity investments, net	1,636	2,305
Restricted cash	3,304	1,798
Other	6,696	4,332

	$37,211	$34,559

Accrued liabilities:
Compensation and benefits	$50,113	$36,879
Taxes	10,312	7,911
Other	13,922	15,082

	$74,347	$59,872

10.    Commitments and Contingencies

Letters of Credit and Bank Guarantees

In connection with the mortgage note payable, we entered into an irrevocable letter of credit in the amount of $13.0 million; see Notes 5 and 8 for further details. The letter of credit is collateralized by the line of credit and automatically renews for successive one-year periods until the mortgage note payable has been satisfied in full.

In connection with a facility lease, we have an irrevocable letter of credit in the amount of $4.5 million. The letter of credit automatically renews annually for the duration of the lease term, which expires in December 2010.

As of November 30, 2006, in connection with bank guarantees issued by some of our international subsidiaries, we had $3.3 million of restricted cash which is included in other assets on our Consolidated Balance Sheets.

TIBCO SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Prepaid Land Lease

In June 2003, we entered into a 51-year lease of the land upon which our corporate headquarters is located. The lease was paid in advance for a total of $28.0 million, but is subject to adjustments every ten years based upon changes in fair market value. Should it become necessary, we have the option to prepay any rent increases due as a result of a change in fair market value. This prepaid land lease is being amortized using the straight-line method over the life of the lease; the portion to be amortized over the next 12 months is included in prepaid expenses and other current assets, and the remainder is included in other assets on our Consolidated Balance Sheets.

Operating Commitments

At various locations worldwide, we lease office space and equipment under non-cancelable operating leases with various expiration dates through April 2015. Rental expense was approximately $8.8 million, $8.5 million and $7.1 million in fiscal years 2006, 2005 and 2004, respectively.

As of November 30, 2006, contractual commitments associated with indebtedness and lease obligations were as follows (in thousands):

	Total	2007	2008	2009	2010	2011	Thereafter
Operating commitments:
Debt principal	$48,345	$1,892	$1,990	$2,094	$2,203	$2,318	$37,848
Debt interest	14,094	2,417	2,318	2,215	2,106	1,991	3,047
Operating leases	32,617	6,403	6,258	5,352	4,160	3,432	7,012

	95,056	10,712	10,566	9,661	8,469	7,741	47,907

Restructuring-related commitments:
Gross lease obligations	30,206	6,769	7,523	7,551	7,720	643	—
Estimated sublease income	(9,014)	(2,293)	(2,114)	(2,178)	(2,240)	(189)	—

	21,192	4,476	5,409	5,373	5,480	454	—

Total commitments	$116,248	$15,188	$15,975	$15,034	$13,949	$8,195	$47,907

Future minimum lease payments under restructured non-cancelable operating leases as of November 30, 2006 are included in accrued restructuring costs and accrued acquisition integration liabilities related to our acquisition of Staffware; see Note 7 for further details.

TIBCO SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Derivative Instruments

We conduct business in North America, South America, Europe, Asia Pacific and Japan and the Middle East. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or changes in economic conditions in foreign markets. The majority of our sales are currently made in U.S. dollars. We enter into forward contracts with financial institutions to manage our currency exposure related to net assets and liabilities denominated in foreign currencies. These forward contracts are generally settled monthly. Our forward contracts reduce, but do not eliminate, the impact of currency exchange rate movements. We do not enter into derivative financial instruments for trading purposes. Gains and losses on forward contracts are included in other income (expense) in our Consolidated Statements of Operations. We had five outstanding forward contracts with total notional amounts of $72.7 million as of November 30, 2006, which are summarized as follows (in thousands):

	Notional Value Local Currency	Notional Value USD	Fair Value Gain (Loss) USD
Forward contracts (sold):
EURO	25,000	$33,147	$(205)
Australian Dollar	5,200	4,106	(31)
British Pound	13,000	25,596	(239)
Japanese Yen	200,000	1,731	(7)
South African Rand	58,000	8,104	20

		$72,684	$(462)

Indemnifications

Our software license agreements typically provide for indemnification of customers for intellectual property infringement claims. To date, no such claims have been filed against us. We also warrant to customers that software products operate substantially in accordance with the software product’s specifications. Historically, we have incurred minimal costs related to product warranties, and, as such, no accruals for warranty costs have been made. In addition, we indemnify our officers and directors under the terms of indemnity agreements entered into with them, as well as pursuant to our certificate of incorporation, bylaws and applicable Delaware law. To date, we have incurred costs for the payment of legal fees in connection with the legal proceedings detailed in Note 11.

11.    Legal Proceedings

Securities Class Action and Shareholder Derivative Suits

In May 2005, three purported shareholder class action complaints were filed against us and several of our officers in the U.S. District Court for the Northern District of California. The plaintiffs in such actions are seeking to represent a class of purchasers of our common stock from September 21, 2004, through March 1, 2005. Plaintiffs generally allege that we made false or misleading statements concerning our operating results, our business and internal controls and the integration of Staffware. The actions were consolidated and in September 2006, the U.S. District Court for the Northern District of California dismissed the litigation with prejudice. Plaintiffs have filed a notice of appeal. Plaintiffs seek unspecified monetary damages. We intend to defend ourselves vigorously; however, we expect to incur significant costs in mounting such defense.

In September 2005, a shareholder derivative complaint was filed against certain of our officers and directors in the Superior Court of the State of California, Santa Clara County. The complaint was based on substantially

TIBCO SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

similar facts and circumstances as the class actions and generally alleged that the named directors and officers breached their fiduciary duties to TIBCO. In December 2006, plaintiff voluntarily dismissed the litigation without prejudice.

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

A lawsuit with similar allegations of undisclosed improper underwriting practices, and part of the same coordinated proceedings, is pending against Talarian, which we acquired in 2002. That action is captioned “In re Talarian Corp. Initial Public Offering Securities Litigation.” The complaint against Talarian, certain of its underwriters and certain of its former directors and officers claims that the purported improper underwriting activities were not disclosed in the registration statement for Talarian’s IPO and seeks unspecified damages on behalf of a purported class of persons who purchased Talarian securities during the time period from July 20, 2000, to December 6, 2000.

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

In April 2006, the U.S. District Court for the Southern District of New York held a fairness hearing in connection with the motion for final approval of the settlement in the coordinated litigation. The U.S. District Court for the Southern District of New York has yet to issue a ruling on the motion for final approval. The settlement remains subject to a number of conditions, including final court approval. In December 2006, the Court of Appeals for the Second Circuit reversed the U.S. District Court for the Southern District of New York’s October 2004 order certifying a class in six test cases that were selected by the underwriter defendants and plaintiffs in the coordinated proceedings. TIBCO and Talarian are not among the test cases, and it is unclear what impact this will have on the classes certified in TIBCO’s and Talarian’s cases.

TIBCO SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12.    Stock Benefit Plans and Stock-Based Compensation

Stock Benefit Plans

1996 Stock Option Plan.    In 1996, we adopted the 1996 Stock Option Plan (the “1996 Stock Plan”). The 1996 Stock Plan provides for the granting of stock options and stock awards to our employees and consultants.

Stock options granted under the 1996 Stock Plan may be either incentive stock options or nonqualified stock options. Incentive stock options may be granted only to employees (including officers and directors who are employees). Nonqualified stock options may be granted to our employees and consultants. Stock options are granted generally at fair market value on the date of grant and generally vest over four years. Generally, stock options granted from our 1996 Stock Plan prior to December 1, 2005, have a contractual term of ten years from the date of grant, and stock options granted from our 1996 Stock Plan on or after December 1, 2005, have a contractual term of seven years from the date of grant.

We currently issue stock awards in the form of restricted stock and restricted stock units to our employees (including officers and directors who are employees) in addition to stock options. Restricted stock is issued at the time of grant, but held in escrow until it is vested. Generally, restricted stock vests over a four-year period, at a rate of 25% per year on the anniversary of the vesting commencement date. The recipient of restricted stock becomes the owner of record of the stock immediately upon grant. The balance of unvested restricted stock will be forfeited and automatically transferred back to the Company at no cost upon the employee’s discontinuing employment for any reason. Restricted stock units generally vest over four years, at a rate of 25% per year on the anniversary of the vesting commencement date. Subject to certain restrictions, common stock will be issued upon vesting of the restricted stock units. The recipient of restricted stock units does not acquire any rights as a stockholder until the restricted stock units are settled upon vesting, and the recipient actually receives shares of our common stock.

Our stock option agreements and stock award agreements generally provide for partial accelerated vesting if there is a change in control of the Company. Also, one employee has entered into an agreement with the Company and certain employees are covered by a change in control and severance plan that provide for partial accelerated vesting if there is a change in control of the Company.

The 1996 Stock Plan provides for an automatic increase to the number of shares of common stock reserved for issuance to be added on the first day of each fiscal year, equal to the lesser of (i) 60 million shares, (ii) 5% of the outstanding shares of our common stock or (iii) a lesser amount determined by the Board of Directors. As of November 30, 2006, there were 26.2 million shares reserved for grants under the 1996 Stock Plan. As of November 30, 2006, there were 37.4 million shares underlying stock options, 1.2 million shares of restricted stock and 0.3 million shares underlying restricted stock units outstanding under the 1996 Stock Plan. We expect to continue granting a majority of our new equity grants from the reserved shares under this plan for the foreseeable future.

Talarian Stock Option Plans.    In April 2003, we assumed all of the Talarian Stock Option Plans (the “Talarian Plans”) in connection with our acquisition of Talarian. At the date of acquisition, all outstanding options of Talarian common stock were converted, according to the exchange ratio, into options of our common stock with terms and conditions equivalent to those applicable at the time of conversion. As of November 30, 2006, there were no shares reserved for grant and approximately 28,000 shares underlying options outstanding under the Talarian Plans.

2000 Extensibility Stock Option Plan.    In 2000, we adopted the 2000 Extensibility Stock Option Plan (the “Extensibility Plan”) in connection with options assumed in our acquisition of Extensibility. Extensibility

TIBCO SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

employees who continued service with us were granted options with terms and conditions equivalent to those applicable at the date of acquisition. As of November 30, 2006, there were no shares reserved for grant and approximately 26,000 shares underlying options outstanding under the Extensibility Plan.

1998 Director Option Plan.    In February 1998, we adopted the 1998 Director Option Plan (the “Director Plan”). As amended in April 2003, the Director Plan provides for an automatic initial grant of 100,000 shares to members of the Board who are not TIBCO employees (each, an “Outside Director”). At any subsequent annual re-election, each Outside Director is granted an option to purchase 40,000 additional shares. Options are granted at an exercise price not less than the fair market value of the stock on the date of grant and become exercisable over a three-year period with a third of the shares vesting annually. As amended in February 2006, any Outside Director with over one year of consecutive service prior to the effective date of the Director Plan received an initial grant of 450,000 shares. Options granted prior to February 27, 2006, have a term not to exceed ten years, and options granted on or after February 27, 2006, have a term not to exceed seven years. As of November 30, 2006, there were 2.3 million shares reserved for grant and 1.1 million shares underlying options outstanding under the Director Plan.

Employee Stock Purchase Program.    In June 1999, we amended the 1996 Stock Plan to include the Employee Stock Purchase Program (“ESPP”). Employees are generally eligible to participate in the ESPP if they are employed by us for more than 20 hours per week and more than five months in a calendar year and are not (and would not become as a result of being granted an option under the ESPP) 5% stockholders of the Company. Under the ESPP, eligible employees may select a rate of payroll deduction from 1% to 10% of their eligible compensation subject to certain maximum purchase limitations.

In fiscal year 2005, our ESPP was revised effective from the purchase period beginning February 1, 2005. The plan before the revision had an offering period with a maximum duration of two years and consisted of four six-month purchase periods, and the price at which the common stock was purchased was 85% of the lesser of the fair market value of our common stock on the first day of the applicable offering period or on the last day of that purchase period. The revised ESPP offered one six-month offering period, and the price at which the common stock was purchased was 95% of the fair market value of our common stock on the last day of the offering period. Also, we excluded all non-U.S. employees from the ESPP. Our revised ESPP was deemed non-compensatory under the provisions of SFAS No. 123(R). Accordingly, there was no compensation cost recorded for our ESPP under SFAS No. 123(R) in fiscal year 2006.

We issued approximately 0.3 million, 0.6 million and 1.1 million shares under our ESPP, representing $2.0 million, $4.0 million and $5.0 million in employee contributions for the fiscal years ended November 30, 2006, 2005 and 2004, respectively. Shares are reserved under the 1996 Stock Plan for future purchases under the ESPP.

In fiscal year 2007, our ESPP was revised effective from the purchase period beginning February 1, 2007. Under the amended ESPP, participants are entitled to purchase shares at 85% of the lesser of the fair market value of our common stock on either the first or last trading day of each six-month offering period. Also, the revised ESPP will be offered to certain international employees. Participants may contribute a maximum annual amount of $5,000 and no contribution percentage changes are allowed during an offering period. The amended ESPP is deemed compensatory and will be valued under the Black-Scholes option pricing model at each offering period.

TIBCO SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock Options Activities

The summary of stock option activity in fiscal years 2006, 2005 and 2004 is presented below (in thousands, except per share data):

Stock Options	Number of Shares Underlying Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (year)	Aggregate Intrinsic Value
Outstanding at November 30, 2003	42,330	$7.18
Granted	13,618	7.06
Exercised	(5,362)	4.63
Forfeited or expired	(6,392)	10.58

Outstanding at November 30, 2004	44,194	6.96
Granted	7,310	7.18
Exercised	(2,524)	5.44

Forfeited or expired	(2,714)	8.03
Outstanding at November 30, 2005	46,266	7.01
Granted	3,512	7.65
Exercised	(9,115)	2.23
Forfeited or expired	(2,202)	8.91

Outstanding at November 30, 2006	38,461	$8.09	6.16	$81,328

Vested and expected to vest at November 30, 2006	36,759	$8.13	6.10	$77,867

Exercisable at November 30, 2006	27,652	$8.43	5.63	$58,111

The weighted-average grant-date fair value of stock options granted in fiscal years 2006, 2005 and 2004 was $3.14, $3.06 and $3.69, respectively. Total fair value of stock options vested and expensed in fiscal year 2006 was $13.5 million, net of taxes. The intrinsic value of exercised stock options is calculated based on the difference between the exercise price and the quoted market price of our common stock as of the close of the exercise date. The total intrinsic value of stock options exercised in fiscal years 2006, 2005 and 2004 was $52.5 million, $11.5 million and $21.9 million, respectively. Upon the exercise of stock options, we issue common stock from our authorized shares. As of November 30, 2006, total unamortized stock-based compensation cost related to unvested stock options was $15.8 million, with the weighted-average recognition period of 1.17 years.

The total realized tax benefit attributable to stock options exercised were $24.7 million, $15.9 million and $6.0 million in fiscal years 2006, 2005 and 2004, respectively.

The gross excess tax benefits from stock-based compensation in the fiscal year ended November 30, 2006 of $21.5 million, as reported on the Consolidated Statements of Cash Flows in financing activities, represent the reduction in income taxes otherwise payable during the period, attributable to the actual gross tax benefits in excess of the expected tax benefits for stock options exercised in current and prior periods.

TIBCO SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

All vested stock options are exercisable. The following table summarizes information about stock options outstanding and exercisable as of November 30, 2006 (in thousands, except number of years and per share data):

	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices	Number of Shares Underlying Stock Options	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price per Share	Number of Shares Underlying Stock Options	Weighted- Average Exercise Price per Share
$ 0.20 to $ 0.20	207	0.10	$0.20	207	$0.20
$ 0.21 to $ 5.54	4,494	4.64	$3.45	4,148	$3.33
$ 5.55 to $ 6.29	4,742	6.45	$6.02	3,947	$6.03
$ 6.30 to $ 7.11	5,527	8.32	$6.68	2,077	$6.68
$ 7.12 to $ 7.30	6,305	7.22	$7.30	2,658	$7.30
$ 7.31 to $ 8.00	6,283	5.53	$7.92	5,176	$7.96
$ 8.01 to $ 11.96	5,222	5.88	$10.26	3,873	$10.74
$11.97 to $ 13.36	5,088	5.16	$12.50	4,973	$12.50
$13.37 to $ 71.81	593	3.54	$29.02	593	$29.02

	38,461	6.16	$8.09	27,652	$8.43

Stock Awards Activities

Our nonvested stock awards are comprised of restricted stock and restricted stock units. A summary of the status for nonvested stock awards as of November 30, 2006, and activities during fiscal year 2006, is presented as follows (in thousands, except per share data):

Nonvested Stock Awards	Restricted Stock	Restricted Stock Units	Total Number of Shares Underlying Stock Awards	Weighted-Average Grant-Date Fair Value
Nonvested at November 30, 2005	—	—	—	—
Granted	1,195	322	1,517	$7.34
Vested	—	—	—	—
Forfeited	(18)	(3)	(21)	$7.33

Nonvested at November 30, 2006	1,177	319	1,496	$7.34

We granted approximately 1.5 million shares of nonvested stock awards at no cost to recipients during fiscal year 2006. As of November 30, 2006, there was $6.8 million of total unrecognized compensation cost related to nonvested stock awards. That cost is expected to be recognized on a straight-line basis as the shares vest over four years (the weighted-average recognition period of 2.20 years). None of the stock awards vested during fiscal year 2006, and therefore the total fair value of the restricted stock and restricted stock units vested during the period is zero.

Stock-Based Compensation

Stock-based compensation expense in fiscal year 2006 was $15.8 million, which consisted primarily of stock-based compensation expense related to employee stock options recognized under SFAS No. 123(R). The tax effect on employee stock-based compensation in fiscal year 2006 was $2.3 million. Our ESPP, as modified in fiscal year 2005, was deemed to be non-compensatory, and therefore, no stock-based compensation expense was recognized related to our ESPP in fiscal year 2006. We revised our ESPP effective from the purchase period beginning February 1, 2007. The revised ESPP is compensatory, and we will recognize stock-based compensation expense in future periods.

TIBCO SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We started granting restricted stock and restricted stock units to employees in fiscal year 2006. Approximately $0.7 million of employee stock-based compensation in fiscal year 2006 was related to restricted stock and restricted stock units.

We also recorded a credit for stock-based compensation related to non-employee stock options of less than $0.1 million in fiscal year 2006 due to the application of re-measurement accounting in accordance with EITF No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. We did not capitalize any stock-based compensation in any of the fiscal periods reported.

Prior to the adoption of SFAS No. 123(R), we presented unearned stock-based compensation as a separate component of stockholders’ equity. In accordance with the provisions of SFAS No. 123(R), on December 1, 2005, we reclassified the remaining unamortized balance in deferred stock-based compensation to additional paid-in capital on the Consolidated Balance Sheets.

Assumptions for Estimating Fair Value of Stock-Based Awards

Upon adoption of SFAS No. 123(R), we selected the Black-Scholes option pricing model as the most appropriate model for determining the estimated fair value for stock-based awards. The use of the Black-Scholes model requires the use of extensive actual employee exercise behavior data and the use of a number of complex assumptions including expected volatility, risk-free interest rate and expected dividends. For pro forma disclosure purposes under the SFAS No. 123 and SFAS No. 148, we also used the Black-Scholes model for determining the fair value. The following table summarizes the assumptions used to value options granted in the respective periods:

	Year Ended November 30,
	2006	2005	2004
Stock Option grants:
Expected term of stock options (years)	4.3 - 4.6	3.0	3.0
Risk-free interest rate	4.5 - 5.0%	3.5 - 4.4%	2.1 - 3.3%
Volatility	40 - 43%	52 - 64%	67 - 102%

Beginning December 1, 2005, we estimated the volatility of our stock using historical volatility, as well as the implied volatility in market-traded options on our common stock in accordance with guidance in SFAS No. 123(R) and SAB No. 107. We determined that a blend of implied volatility and historical volatility is more reflective of market conditions and a better indicator of expected volatility than using purely historical volatility. We will continue to monitor these and other relevant factors used to measure expected volatility for future stock option grants. Prior to the adoption of SFAS No. 123(R), we had used our historical stock price volatility in accordance with SFAS No. 123 for purposes of pro forma information disclosed in our Notes to Consolidated Financial Statements for prior periods.

The expected term of employee stock options represents the weighted-average period that the stock options are expected to remain outstanding. We derived the expected term assumption based on our historical settlement experience, while giving consideration to stock options that have life cycles less than the contractual terms and vesting schedules in accordance with guidance in SFAS No. 123(R) and SAB No. 107. Prior to the adoption of SFAS No. 123(R), we used our historical settlement experience to derive the expected term for the purposes of pro forma information under SFAS No. 123, as disclosed in our Notes to Consolidated Financial Statements for the related periods.

TIBCO SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The risk-free interest rate assumption is based upon observed interest rates appropriate for the expected term of our employee stock options. The dividend yield assumption is based on our history and expectation of dividend payouts. We have never declared or paid any cash dividends on our common stock, and we do not anticipate paying any cash dividends in the foreseeable future.

As stock-based compensation expense recognized in our Consolidated Statement of Operations for the fiscal year ended November 30, 2006, is based on awards ultimately expected to vest, the amount has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on our historical experience.

In accordance with SFAS No. 123(R), the fair value of restricted stock and restricted stock units is the grant date closing price of our common stock. We expense the cost of the restricted stock and restricted stock units ratably over the period during which the restrictions lapse, and adjust for estimated forfeitures.

The stocks purchase rights granted under the ESPP between February 1, 2005 and January 31, 2007, are deemed non-compensatory under the provision of APB No. 25, SFAS No. 123 and SFAS No. 123(R). Accordingly, we did not estimate the fair value of our ESPP awards using any valuation model or assumptions in fiscal years 2006 and 2005. For the estimated fair value of employee stock purchase rights granted during fiscal year 2004 under the ESPP, we used the following assumptions in the Black-Scholes model: 0.5 – 2.0 years expected term, 1.0 – 2.5% risk-free interest rate and 47 – 116% volatility.

Accuracy of Fair Value Estimates

Our determination of fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by our stock price, as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. In the future, as empirical evidence regarding these input estimates is available to provide more directionally predictive results, we may change or refine our approach of deriving these input estimates. These changes could impact our fair value of stock options granted in the future. Changes in the fair value of the stock options could materially impact our operating results and financial position.

13.    Stockholders’ Equity

Preferred Stock

Our certificate of incorporation, as amended and restated, authorizes us to issue 75.0 million shares of $0.001 par value preferred stock. As of November 30, 2006, no preferred stock was issued or outstanding.

Common Stock

Our certificate of incorporation, as amended and restated, authorizes us to issue 1.2 billion shares of $0.001 par value common stock. As of November 30, 2006, approximately 211,208,000 shares of common stock were issued and outstanding. The outstanding shares of common stock as of November 30, 2006, include approximately 1,177,000 shares of restricted stock. All of the outstanding shares of restricted stock remain unvested as of November 30, 2006. The balance of unvested restricted stock will be forfeited and automatically transferred back to the Company at no cost upon the employee’s discontinuing employment for any reason.

TIBCO SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Adoption of Stockholder Rights Plan

In February 2004, our Board of Directors adopted a stockholder rights plan designed to guard against partial tender offers and other coercive tactics to gain control of the Company without offering a fair and adequate price and terms to all of our stockholders.

In connection with the plan, the Board of Directors declared a dividend of one right (a “Right”) to purchase one one-thousandth share of our Series A Participating Preferred Stock (“Series A Preferred”) for each share of our common stock outstanding on March 5, 2004 (the “Record Date”). Of the 75.0 million shares of preferred stock authorized under our certificate of incorporation, as amended and restated, 25.0 million have been designated as Series A Preferred. The Board of Directors further directed the issuance of one such right with respect to each share of our common stock that is issued after the Record Date, except in certain circumstances. The rights will expire on March 5, 2014.

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

The Board may redeem outstanding rights at any time prior to a person becoming an Acquiring Person at a price of $0.001 per Right. Prior to such time, the terms of the Rights may be amended by the Board of Directors.

Repurchased Shares from Reuters in Fiscal Year 2004

As of November 30, 2003, Reuters owned approximately 49% of the issued and outstanding shares of our common stock. In February 2004, Reuters sold 69 million of our outstanding common stock in a registered public offering at a price of $6.85. Pursuant to the terms of the Registration and Repurchase Agreement with Reuters, we purchased from Reuters and retired 16.8 million shares of our common stock at the same price of $6.85 per share, totaling $115.0 million.

Stock Repurchase Programs

In September 2004, our Board of Directors approved a two-year stock repurchase program pursuant to which we repurchased $50.0 million of our outstanding common stock. The program was completed by the end of the first quarter of fiscal year 2006.

In December 2005, our Board of Directors approved an eighteen-month stock repurchase program pursuant to which we were authorized to repurchase up to $100.0 million of our outstanding common stock.

TIBCO SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

All repurchased shares of common stock have been retired. The following table summarizes the activities under the stock repurchase programs for the periods indicated (in thousands, except per share data):

	Year Ended November 30,
	2006	2005	2004
Cash used for repurchases	$77,672	$48,300	$702

Shares repurchased	9,893	6,550	75

Average price per share	$7.85	$7.37	$9.36

In December 2006, the Audit Committee on behalf of our Board of Directors approved a new eighteen-month stock repurchase program pursuant to which we may repurchase up to $100.0 million of our outstanding common stock from time to time in the open market or through privately negotiated transactions. The timing and amount of any repurchases will depend upon market conditions and other corporate considerations. In connection with approving the December 2006 stock repurchase program, the December 2005 stock repurchase program was terminated and the remaining $23.3 million authorized under the December 2005 stock repurchase program at the end of fiscal year 2006 was canceled. As of January 31, 2007, we have repurchased approximately 4.5 million shares of our outstanding common stock at an average price of $9.34 per share pursuant to the December 2006 stock repurchase program.

14.    Comprehensive Income (Loss)

Our comprehensive income (loss) includes net income and other comprehensive income (loss), which consists of unrealized gains and losses on available-for-sale securities and cumulative translation adjustments.

Total comprehensive income (loss) in fiscal years 2006, 2005 and 2004 are presented in the accompanying Consolidated Statement of Stockholders’ Equity and Comprehensive Income. Total accumulated other comprehensive income (loss) is displayed as a separate component of stockholder’s equity in the accompanying Consolidated Balance Sheets. The balances of each component of accumulated other comprehensive income (loss), net of taxes, consist of the following (in thousands):

	November 30,
	2006	2005	2004
Cumulative translation adjustment	$11,122	$(12,329)	$2,575
Unrealized loss on available-for-sale securities	(313)	(2,017)	(1,873)

Total accumulated other comprehensive income (loss)	$10,809	$(14,346)	$702

15.    Income Taxes

Income before provision for income taxes consisted of the following (in thousands):

	Year Ended November 30,
	2006	2005	2004
United States	$73,210	$61,690	$38,419
International	17,348	5,391	35,296

	$90,558	$67,081	$73,715

TIBCO SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Significant components of the provision for (benefit from) income taxes are as follows (in thousands):

	Year Ended November 30,
	2006	2005	2004
Federal:
Current	$22,904	$10,370	$10,865
Deferred	(3,133)	(17,552)	—

	19,771	(7,182)	10,865

State:
Current	2,874	2,575	3,314
Deferred	(12,627)	(2,086)	—

	(9,753)	489	3,314

Foreign:
Current	11,465	3,474	13,950
Deferred	(3,789)	(2,255)	666

	7,676	1,219	14,616

Provision for (benefit from) income taxes	$17,694	$(5,474)	$28,795

We paid income taxes of $15.1 million, $7.9 million and $4.4 million in fiscal years 2006, 2005 and 2004, respectively.

The provision for income taxes was at rates other than the U.S. Federal statutory tax rate for the following reasons:

	Year Ended November 30,
	2006	2005	2004
U.S. Federal statutory rate	35.0%	35.0%	35.0%
State taxes	2.3	0.5	2.9
Research and development credits	(0.4)	(0.8)	(0.2)
Goodwill and intangibles	(0.4)	(0.6)	(0.3)
Stock option compensation	3.7	0.1	0.1
Foreign income taxed at different rate	0.9	1.0	1.1
Change in valuation allowance	(17.3)	(43.3)	(1.3)
Meals and entertainment	0.5	0.6	0.6
Extraterritorial income exclusion	(4.5)	(1.3)	—
Other	(0.3)	0.6	1.2

Provision for (benefit from) income taxes	19.5%	(8.2)%	39.1%

U.S. income taxes and foreign withholding taxes have not been provided for on a cumulative total of $26.2 million of undistributed earnings for certain non-U.S. subsidiaries. With the exception of our subsidiaries in the United Kingdom, net undistributed earnings of our foreign subsidiaries are generally considered to be indefinitely reinvested, and accordingly, no provision for U.S. income taxes has been provided thereon. Upon distribution of these earnings in the form of dividends or otherwise, we will be subject to U.S. income taxes net of available foreign tax credits associated with these earnings.

TIBCO SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

While we do not expect any impact to the effective tax rate for U.S. non-qualified stock option or restricted stock expense due to the adoption of SFAS No. 123(R), the effective tax rate may be negatively impacted by foreign stock option expense that may not be deductible in the foreign jurisdictions. Also, SFAS No. 123(R) requires that the tax benefit of stock option deductions relating to incentive stock options be recorded in the period of disqualifying disposition. This could result in significant fluctuations in our effective tax rate between accounting periods.

The components of deferred tax assets (liabilities) are as follows (in thousands):

	November 30,
	2006	2005
Deferred tax assets:
Net operating loss carryforwards	$5,179	$154,982
Reserves and accruals	18,875	19,820
Credit carryforwards	14,392	48,447
Depreciation and amortization	11,933	19,487
Unrealized losses on investments	5,759	7,475
Other	2,609	196

	58,747	250,407
Deferred tax liabilities:
Intangible assets	(13,016)	(14,440)
Translation gains/losses	(6,396)	—
Other	(145)	—

	(19,557)	(14,440)

Net deferred tax assets before valuation allowance	39,190	235,967
Valuation allowance	(10,622)	(219,320)

Net deferred tax assets	$28,568	$16,647

We assess the likelihood that we will be able to recover our deferred tax assets. We consider all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. If it is not more likely than not that we will recover our deferred tax assets, we will increase our provision for taxes by recording a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable. The available positive evidence at November 30, 2006, included four years of historical operating profits and a projection of future income sufficient to realize most of our remaining deferred tax assets. As a result of our analysis of all available evidence, both positive and negative, we recorded a valuation allowance release of $15.8 million in fiscal year 2006. As of November 30, 2006, it was considered more likely than not that our deferred tax assets would be realized with the exception of certain capital loss and foreign tax credit carryovers as we cannot forecast sufficient future capital gains or foreign source income to realize these deferred tax assets. The remaining valuation allowance of approximately $10.6 million as of November 30, 2006, will result in an income tax benefit if and when we conclude it is more likely than not that the related deferred tax assets will be realized.

As of November 30, 2006, we believed that the amount of the deferred tax assets recorded on our balance sheet would ultimately be recovered. However, should there be a change in our ability to recover our deferred tax assets, our tax provision would increase in the period in which we determine that it is more likely than not that

TIBCO SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

we cannot recover our deferred tax assets. If we have to re-establish a full valuation allowance against our deferred tax assets it would result in an increase of $36.1 million to income tax expense.

We have elected to track the portion of our federal and state net operating loss and tax credit carryforwards attributable to stock option benefits in a separate memo account pursuant to SFAS No. 123(R). Therefore, these amounts are no longer included in our gross or net deferred tax assets. Pursuant to SFAS No. 123(R), footnote 82, the benefit of these net operating loss and tax credit carryforwards will only be recorded to equity when they reduce cash taxes payable. As a result, $185.2 million of the net change in valuation allowance of $208.7 million in fiscal year 2006 related to amounts accounted for in the memo account, $7.7 million related to deferred tax assets in acquired entities, the benefit of which was recorded to goodwill and the remaining $15.8 million resulted in an income tax benefit. Of the $15.8 million income tax benefit recognized in fiscal year 2006, $10.8 million was recorded in the second quarter and $4.8 million, including an adjustment of $2.2 million, in the fourth quarter. In fiscal year 2005 the valuation allowance decreased by $12.9 million primarily resulting from the partial release of valuation allowance. In fiscal year 2004, the valuation allowance decreased by $5.6 million primarily resulting from the utilization of $4.3 million of pre-acquisition net operating loss carryforwards, the benefit of which was recorded to goodwill, and a $1.0 million reduction in temporary differences.

Our income taxes payable for federal purposes have been reduced by the tax benefits associated with the exercise of employee stock options during the fiscal year and utilization of net operating loss carryover applicable to both stock options and acquired entities. The benefits applicable to stock options were credited directly to stockholders’ equity and amounted to $24.7 million and $15.9 million for fiscal years 2006 and 2005, respectively. The benefits applicable to acquired entities were credited directly to goodwill and amounted to $1.2 million for fiscal year 2005.

As of November 30, 2006, our federal and state net operating loss carryforwards for income tax purposes were $428.2 million and $114.4 million, respectively, which expire through 2023. As of November 30, 2006, our federal and state tax credit carryforwards for income tax purposes were $31.1 million and $20.1 million, respectively. The federal tax credit carryforwards expire through 2025 and the state tax credit can be carried forward indefinitely.

As of November 30, 2006, our federal and state net operating loss carryforwards being accounted for in the memo account were $385.4 million and $112.8 million, respectively. As of November 30, 2006, our federal and state tax credit carryforwards being accounted for in the memo account were $26.3 million and $9.7 million, respectively.

In the event of a change in ownership, as defined under federal and state tax laws, our net operating loss and tax credit carryforwards may be subject to annual limitations. The annual limitations may result in the expiration of the net operating loss and tax credit carryforwards before utilization.

16.    Net Income Per Share

Basic net income per share is computed by dividing the net income available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period less shares of common stock subject to repurchase and nonvested stock awards. Diluted net income per share is computed by dividing the net income for the period by the weighted average number of shares of common stock and potential shares of common stock outstanding during the period if their effect is dilutive. Certain potential dilutive securities were not included in computing net income per share because their effect was anti-dilutive.

We use the treasury stock method to calculate the weighted-average shares used in the diluted earnings per share in accordance with SFAS No. 128, Earnings Per Share. Under the treasury stock method, the assumed

TIBCO SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

proceeds calculation includes: (a) the actual proceeds to-be-received from the employee upon exercise, (b) the average unrecognized compensation cost during the period and (c) any tax benefits that will be credited upon exercise to additional paid-in capital. We determine whether our windfall pool of available excess tax benefits is sufficient to absorb the shortfall. If so, the effect of the hypothetical deferred tax asset write-off reduces the assumed proceeds in the treasury stock calculation. If there is no pool of available excess tax benefits, or if the amount of the pool is insufficient to absorb the entire hypothetical deficient tax deduction, the amount of the deficiency that is charged to income tax expense is not considered to be a reduction of the assumed proceeds. Currently, we have determined that we have sufficient windfall pool available.

The following table sets forth the computation of basic and diluted net income per share for the periods indicated (in thousands, except per share data):

	Year Ended November 30,
	2006	2005	2004
Net income	$72,864	$72,555	$44,920

Weighted-average shares of common stock used to compute basic net income per share	209,538	213,263	207,506
Effect of dilutive common stock equivalents:
Stock options to purchase common stock	8,472	10,714	13,418
Restricted common stock awards	65	—	—
Common stock subject to repurchase	—	—	3

Weighted-average shares of common stock used in computing diluted net income per share	218,075	223,977	220,927

Net income per share:
Basic	$0.35	$0.34	$0.22

Diluted	$0.33	$0.32	$0.20

The following potential weighted-average common stock equivalents are not included in the diluted net income per share calculation above, because their effect was anti-dilutive for the periods indicated (in thousands):

	Year Ended November 30,
	2006	2005	2004
Stock options to purchase common stock	19,798	17,099	18,393
Restricted common stock awards	1	—	—

Total anti-dilutive common stock equivalents	19,799	17,099	18,393

17.    Related Party Transactions

Reuters

We have commercial arrangements with affiliates of Reuters, one of our stockholders. During fiscal year 2005, Reuters reduced its holdings such that as of November 30, 2005, Reuters owned less than 1% of our outstanding shares of common stock. Beginning December 1, 2005, Reuters was no longer considered a related party. Transactions with Reuters subsequent to November 30, 2005, are presented along with other non-related party transactions and are no longer separately disclosed as related party transactions.

TIBCO SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenue from Reuters consists primarily of product license and maintenance fees on its sales of our products under the terms of our license, maintenance and distribution agreement with Reuters (the “Reuters Agreement”). License revenue from Reuters in fiscal year 2005 was primarily related to a $9.9 million upfront, minimum, non-refundable license fee received pursuant to the terms of an amendment to the Reuters Agreement we entered into in February 2005. We did not have transactions with Reuters of a similar amount in the fiscal year ended November 30, 2006. Revenue from Reuters, while it was considered a related party in fiscal years 2005 and 2004 is summarized as follows (in thousands):

	Year Ended November 30,
	2005	2004
License revenue	$16,038	$16,308
Service and maintenance revenue:
Maintenance	6,827	11,566
Services contracts	146	432

	6,973	11,998

Total revenue from Reuters	$23,011	$28,306

We incurred an immaterial amount in royalty and commission expense payable to Reuters in each of fiscal years 2005 and 2004. We incurred a total of $0.4 million in referral fees payable to Reuters during fiscal year 2005, and the fees were included in our sales and marketing expenses. Such fees were negligible during fiscal year 2004. Amounts due from Reuters totaled $1.2 million as of November 30, 2005.

Cisco Systems

Prior to the third quarter of fiscal year 2004, Cisco Systems, Inc. (“Cisco”) owned more than 5% of our outstanding common stock. During the second half of fiscal year 2004, Cisco’s ownership was reduced to less than 5% of our outstanding common stock. Accordingly, beginning in the third quarter of fiscal year 2004, we no longer considered Cisco to be a related party. We recorded revenue of $0.7 million in the first half of fiscal year 2004 when Cisco was considered a related party.

18.    Employee 401(k) Plan

Our employee savings and retirement plan is qualified under Section 401 of the United State Internal Revenue Code of 1986, as amended. Employees may elect to reduce their current compensation by up to the statutory prescribed annual limit and have the amount of such reduction contributed to the 401(k) Plan. We provide 100% match to employee contributions up to 4% of an employee’s base pay and an additional 25% match (reduced from 50% in fiscal year 2004 and earlier) on employee contributions of the next 2% of base pay. Our matching contributions to the 401(k) Plan totaled $4.3 million, $4.1 million and $3.2 million in fiscal years 2006, 2005 and 2004, respectively.

19.    Business Combinations

Our acquisitions were accounted for under SFAS No. 141, Business Combinations, and certain specified provisions of SFAS No. 142, Goodwill and Other Intangible Assets. The assets acquired and liabilities assumed are based on their fair values at the date of acquisition. Goodwill is not being amortized and will be tested for impairment annually or sooner if circumstances indicate that impairment may have occurred.

TIBCO SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Acquisitions in Fiscal Year 2005

Velosel Corporation.

On August 1, 2005, we acquired certain assets of Velosel Corporation (“Velosel”), a provider of customer and product information management. The total purchase price was approximately $3.4 million paid in cash. Substantially all of the purchase price was related to amortizable intangible assets, including developed technologies. The acquired intangible assets are amortizable over their estimated useful lives of three to six years. No goodwill has been recorded for this acquisition as the fair value of acquired assets exceeded the purchase price.

The results of operations of Velosel have been included in our Consolidated Statements of Operations from August 1, 2005. As the effect of this acquisition would not have been material to our results of operations, pro forma results as if we had acquired Velosel at the beginning of fiscal year 2005 are not presented in our Consolidated Financial Statements.

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

The results of operations of ObjectStar have been included in our Consolidated Statements of Operations from March 7, 2005. As the effect of this acquisition would not have been material to our results of operations, pro forma results as if we had acquired ObjectStar at the beginning of fiscal year 2005 are not presented in our Consolidated Financial Statements.

Acquisitions in Fiscal Year 2004

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

The total purchase price of $3.5 million in cash was allocated to the assets acquired, principally $1.1 million in identifiable intangible assets and approximately $2.4 million in goodwill. Identifiable intangible assets consist of developed technology, trade name, and customer relationships, and are being amortized on a straight-line basis over three to four years. The goodwill recorded is deductible through amortization for income tax purposes. The results of operations of General Interface have been included in our Consolidated Statements of Operations from October 12, 2004. As the effect of this acquisition would not have been material to our results of operations, pro forma results as if we had acquired General Interface at the beginning of fiscal year 2004 are not presented in our Consolidated Financial Statements.

TIBCO SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Staffware plc

On June 7, 2004, we acquired Staffware plc (“Staffware”), a provider of business process management (“BPM”) solutions that enable companies to automate, refine and manage their business processes. The addition of Staffware’s BPM solutions enabled us to offer our combined customer base a more robust and expanded real-time business integration solution, and increased our distribution capabilities through the cross-selling of products into new geographic regions. These factors contributed to a purchase price exceeding the fair value of Staffware’s net tangible and intangible assets acquired. As a result, we recorded $163.1 million of goodwill in connection with this transaction, which is not deductible for income tax purposes.

The total purchase price of approximately $237.1 million was comprised of $139.7 million in cash, the issuance of 10.9 million shares of our common stock valued at $92.3 million and approximately $5.1 million in direct transaction costs, including legal, valuation and accounting fees. We recorded tangible assets of $30.6 million, intangible assets of $67.8, in-process research and development of $2.2 million, goodwill of $163.1 million, liabilities of $33.1 million, and deferred tax liability for acquired intangibles $20.7 million for the transaction.

In-process research and development of $2.2 million, relating to development projects which had not reached technological feasibility and that were of no future alternative use, were expensed upon consummation of the acquisition. Developed technology and in-process research and development were identified and valued through extensive interviews, analysis of data provided by Staffware concerning development projects, their stage of development, the time and resources needed to complete them, if applicable, and their expected income generating ability and associated risks. Where development projects had reached technological feasibility, they were classified as developed technology and the value assigned to developed technology was capitalized. The income approach, which includes an analysis of the cash flows and risks associated with achieving such cash flows, was the primary technique utilized in valuing acquired intangible assets. Key assumptions included a discount rate of 16% and estimates of revenue growth, maintenance contract renewal rates, cost of sales, operating expenses and taxes.

Other identifiable intangible assets, including developed technology, customer base and trademarks, are being amortized over their useful lives of five years; and patents/core technology and maintenance contracts are being amortized over their estimated useful lives of eight years.

The results of operations of Staffware have been included in our Consolidated Statements of Operations from the date of acquisition, June 7, 2004. If we had acquired Staffware at the beginning of fiscal year 2004, our unaudited pro forma net revenue, net income and net income per share in fiscal year 2004 would have been as follows (in thousands, except per share data):

Year Ended November 30, 2004
Pro forma revenue	$423,573

Pro forma net income	$35,253

Pro forma net income per share:
Basic	$0.17

Diluted	$0.16

TIBCO SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

20.    Segment Information

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

Our revenue by geographic region, based on the location at which each sale originates, is summarized as follows (in thousands):

	Year Ended November 30,
	2006	2005	2004
Americas:
United States	$254,948	$226,024	$191,004
Other Americas	8,986	5,923	3,877
Europe:
United Kingdom	71,500	68,029	62,722
Other Europe	120,865	98,921	88,076
Asia Pacific and Japan	60,980	47,013	41,541

	$517,279	$445,910	$387,220

Our property and equipment by major country are summarized as follows (in thousands):

	November 30,
	2006	2005
Property and equipment, net:
United States	$105,591	$110,063
United Kingdom	4,028	3,615
Other	4,168	2,779

	$113,787	$116,457

TIBCO SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

21.    Selected Quarterly Financial Information (Unaudited)

(in thousands, except per share data)

	Quarter Ended(1)
	November 30, 2006	September 3, 2006	June 4, 2006	March 5, 2006
Total revenue	$161,049	$120,403	$121,247	$114,580
Gross profit	125,651	86,933	89,109	81,905
Restructuring adjustment	(1,042)	—	—	—
Total operating expenses	89,401	74,350	74,116	73,375
Income from operations	36,250	12,583	14,993	8,530
Provision for (benefit from) income taxes	9,093	6,987	(5,094)	6,708
Net income	31,541	11,250	24,472	5,601
Net income per share:
Basic	$0.15	$0.05	$0.12	$0.03
Diluted	$0.14	$0.05	$0.11	$0.03
Shares used in computing net income per share:
Basic	210,181	207,616	209,777	210,577
Diluted	217,849	214,498	219,782	220,170

	Quarter Ended
	November 30, 2005	August 28, 2005	May 29, 2005	February 27, 2005
Total revenue	$134,431	$105,945	$101,388	$104,146
Gross profit	100,245	74,911	69,986	76,575
Restructuring charges	—	162	3,743	—
Total operating expenses	70,735	63,758	67,071	62,079
Income from operations	29,510	11,153	2,915	14,496
Provision for (benefit from) income taxes	4,821	(1,358)	(15,500)	6,563
Net income	26,587	13,849	21,731	10,388
Net income per share:
Basic	$0.13	$0.07	$0.10	$0.05
Diluted	$0.12	$0.06	$0.10	$0.04
Shares used in computing net income per share:
Basic	211,444	212,308	214,551	214,751
Diluted	220,513	219,775	221,943	233,675

(1)	In fiscal year 2006, the amounts include the effect of the adoption of SFAS No. 123(R).

Our operating results reflect seasonal trends experienced by us and many software companies and are subject to fluctuations due to other factors. Our business, financial condition and results of operations may be affected by such factors in the future. Therefore, we believe that period-to-period comparisons of our consolidated financial results should not be relied upon as an indication of future performance.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on this 9th day of February 2007.

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

Signature	Title	Date

/S/ VIVEK Y. RANADIVÉ Vivek Y. Ranadivé	President, Chief Executive Officer, Chairman of the Board of Directors and Director (Principal Executive Officer)	February 9, 2007

/S/ MURRAY D. RODE Murray D. Rode	Chief Financial Officer and Executive Vice President, Strategic Operations (Principal Financial Officer)	February 9, 2007

/S/ SYDNEY L. CAREY Sydney L. Carey	Senior Vice President, Corporate Controller (Principal Accounting Officer)	February 9, 2007

/S/ BERNARD BOURIGEAUD Bernard Bourigeaud	Director	February 5, 2007

/S/ ERIC DUNN Eric Dunn	Director	February 5, 2007

/S/ NAREN GUPTA Naren Gupta	Director	February 9, 2007

/S/ PETER JOB Peter Job	Director	February 3, 2007

Philip K. Wood	Director

II-2

EXHIBIT INDEX

Exhibit No.	Exhibits
3.1(1)	Amended and Restated Certificate of Incorporation of Registrant.
3.2(2)	Bylaws of Registrant, as amended and restated.
4.1(3)	Form of Registrant’s Common Stock certificate.
10.1(3)	Form of Registrant’s Indemnification Agreement.
10.2(4)	Third Amended and Restated Stockholders Agreement, dated as of July 13, 1999, by and among Reuters Limited, Reuters Nederland B.V., Cisco Systems, Inc., Mayfield IX, Mayfield Associates Fund III, Vivek Ranadivé and Registrant.
10.3#	1996 Stock Option Plan, as amended and restated.
10.4(5)#	Employment Agreement between Vivek Y. Ranadivé and Registrant dated November 30, 2004.
10.5(6)#	1998 Director Option Plan, as amended and restated.
10.6(7)	Lease Agreement dated January 21, 2000 between Spieker Properties, L.P. and the Registrant.
10.7(8)#	Extensibility, Inc. 2000 Stock Plan.
10.8(9)#	Talarian Corporation 2000 Equity Incentive Plan.
10.9(9)#	Talarian Corporation 1998 Equity Incentive Plan.
10.10(9)#	White Barn, Inc. Stock Option Plan.
10.11(9)#	White Barn, Inc. 2000 Equity Incentive Plan.
10.12(10)†	Second Amended and Restated License, Maintenance and Distribution Agreement, dated October 1, 2003, between Reuters Limited and the Registrant.
10.13(11)†	Amendment No. 1, dated February 27, 2005, to Second Amended and Restated License, Maintenance and Distribution Agreement, dated October 1, 2003, between Reuters Limited and the Registrant.
10.14(12)	Agreement to Lease and Sell Assets, dated as of June 2, 2003, by and between the Board of Trustees of the Leland Stanford Junior University and 3301 Hillview Holdings, Inc.
10.15(12)	Ground Lease, dated as of June 25, 2003, by and between the Board of Trustees of the Leland Stanford Junior University and 3301 Hillview Holdings, Inc.
10.16(12)	Promissory Note issued on June 25, 2003 to SunAmerica Life Insurance Company by 3301 Hillview Holdings, Inc.
10.17(13)#	Change in Control and Severance Plan.
21.1	List of subsidiaries.
23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.
24.1	Power of Attorney (included on signature page).
31.1	Rule 13a – 14(a) / 15d – 14(a) Certification by Chief Executive Officer.
31.2	Rule 13a – 14(a) / 15d – 14(a) Certification by Chief Financial Officer.
32.1	Section 1350 Certification by Chief Executive Officer.
32.2	Section 1350 Certification by Chief Financial Officer.

(1)	Incorporated by reference to an exhibit filed with the Registrant’s Registration Statement on Form 8-A, filed with the SEC on February 23, 2004.
(2)	Incorporated by reference to an exhibit filed with the Registrant’s Current Report on Form 8-K, filed with the SEC on April 11, 2006.
(3)	Incorporated by reference to exhibits filed with the Registrant’s Registration Statement on Form S-1 (File No. 333-78195), filed with the SEC on May 11, 1999, as amended.
(4)	Incorporated by reference to an exhibit filed with the Registrant’s Registration Statement on Form S-1 (File No. 333-31358), filed with the SEC on February 29, 2000, as amended.
(5)	Incorporated by reference to an exhibit filed with the Registrant’s Annual Report on Form 10-K, filed with the SEC on February 14, 2005.
(6)	Incorporated by reference to an exhibit filed with the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on April 14, 2006.
(7)	Incorporated by reference to an exhibit filed with the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on April 17, 2000.

(8)	Incorporated by reference to an exhibit filed with the Registrant’s Registration Statement on Form S-8 (File No. 333-48260), filed with the SEC on October 19, 2000.
(9)	Incorporated by reference to exhibits filed with the Registrant’s Registration Statement on Form S-8 (File No. 333-88730), filed with the SEC on May 21, 2002.
(10)	Incorporated by reference to an exhibit filed with the Registrant’s Registration Statement on Form S-3 (File No. 333-110304), filed with the SEC on November 6, 2003, as amended.
(11)	Incorporated by reference to an exhibit filed with the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on April 8, 2005.
(12)	Incorporated by reference to exhibits filed with the Registrant’s Annual Report on Form 10-K, filed with the SEC on January 20, 2004.
(13)	Incorporated by reference to an exhibit filed with the Registrant’s Current Report on Form 8-K, filed with the SEC on July 31, 2006.
#	Indicates management contract or compensatory plan or arrangement.
†	Confidential treatment granted for certain portions of this exhibit.