Form 10-Q
period 2007-03-04
TIBCO SOFTWARE INC
filed 2007-04-12
CIK 1085280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 4, 2007

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

The number of shares outstanding of the registrant’s Common Stock, $0.001 par value, as of April 9, 2007 was 208,492,537 shares.

TIBCO SOFTWARE INC.

TIBCO SOFTWARE INC.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except par value per share)

	February 28, 2007	November 30, 2006
ASSETS
Current assets:
Cash and cash equivalents	$127,151	$138,912
Short-term investments	420,504	400,658
Accounts receivable, net of allowances of $3,707 and $4,255	102,431	149,141
Prepaid expenses and other current assets	34,829	35,699

Total current assets	684,915	724,410

Property and equipment, net	112,362	113,787
Goodwill	272,363	274,442
Acquired intangible assets, net	50,744	55,072
Long-term deferred income tax assets	21,437	21,437
Other assets	38,402	37,211

Total assets	$1,180,223	$1,226,359

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,616	$12,651
Accrued liabilities	52,225	74,347
Accrued excess facilities costs	4,737	4,251
Deferred revenue	103,127	102,269
Current portion of long-term debt	1,924	1,892

Total current liabilities	171,629	195,410

Accrued excess facilities costs, less current portion	16,482	18,150
Long-term deferred revenue	3,143	4,151
Long-term deferred income tax liabilities	9,979	11,439
Long-term debt, less current portion	45,801	46,453
Other long-term liabilities	4,767	4,749

Total liabilities	251,801	280,352

Commitments and contingencies (Note 7)

Minority interest	279	—

Stockholders’ equity:
Common stock, $0.001 par value; 1,200,000 shares authorized; 208,359 shares and 211,208 shares issued and outstanding, respectively	208	211
Additional paid-in capital	905,617	909,289
Accumulated other comprehensive income	9,013	10,809
Retained earnings	13,305	25,698

Total stockholders’ equity	928,143	946,007

Total liabilities and stockholders’ equity	$1,180,223	$1,226,359

See accompanying Notes to Condensed Consolidated Financial Statements.

TIBCO SOFTWARE INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share data)

	Three Months Ended February 28,
	2007	2006
Revenue:
License revenue	$52,185	$48,149
Service and maintenance revenue:
Service and maintenance	71,939	64,630
Reimbursable expenses	1,530	1,801

Total service and maintenance revenue	73,469	66,431

Total revenue	125,654	114,580

Cost of revenue:
License	4,071	3,909
Service and maintenance	30,828	28,766

Total cost of revenue	34,899	32,675

Gross profit	90,755	81,905

Operating expenses:
Research and development	21,015	21,977
Sales and marketing	42,949	38,648
General and administrative	12,752	10,386
Amortization of acquired intangible assets	2,470	2,364

Total operating expenses	79,186	73,375

Income from operations	11,569	8,530

Interest income	6,390	4,386
Interest expense	(368)	(654)
Other income (expense), net	(1,265)	47

Income before provision for income taxes and minority interest	16,326	12,309

Provision for income taxes	5,923	6,708
Minority interest, net of tax	12	—

Net income	$10,391	$5,601

Net income per share:
Basic	$0.05	$0.03

Diluted	$0.05	$0.03

Shares used in computing net income per share:
Basic	208,398	210,577

Diluted	216,306	220,170

See accompanying Notes to Condensed Consolidated Financial Statements.

TIBCO SOFTWARE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended February 28,
	2007	2006
Operating activities:
Net income	$10,391	$5,601
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	4,080	3,762
Amortization of acquired intangible assets	3,872	3,694
Stock-based compensation	3,936	4,587
Tax benefits related to employee stock option plans, net	(570)	—
Minority interest, net of tax	12	—
Other non-cash adjustments, net	(76)	13
Changes in operating assets and liabilities:
Accounts receivable	46,844	24,028
Due from related parties	—	1,243
Prepaid expenses and other assets	558	(1,136)
Accounts payable	(1,700)	468
Accrued liabilities and excess facilities costs	(25,347)	(10,417)
Deferred revenue	(48)	(1,049)

Net cash provided by operating activities	41,952	30,794

Investing activities:
Purchases of short-term investments	(70,900)	(164,912)
Maturities and sales of short-term investments	51,477	45,523
Purchases of private equity investments	(20)	(17)
Purchases of property and equipment	(2,607)	(2,832)
Restricted cash pledged as security	(725)	(1,116)

Net cash used in investing activities	(22,775)	(123,354)

Financing activities:
Proceeds from exercise of stock options	8,530	6,551
Proceeds from employee stock purchase program	898	1,061
Repurchases of the Company’s common stock	(41,814)	(13,221)
Excess tax benefits from stock-based compensation	2,561	—
Principal payments on long term debt	(620)	(441)
Proceeds from minority investors	189	—

Net cash used in financing activities	(30,256)	(6,050)

Effect of foreign exchange rate changes on cash and cash equivalents	(682)	683

Net decrease in cash and cash equivalents	(11,761)	(97,927)
Cash and cash equivalents at beginning of the period	138,912	208,756

Cash and cash equivalents at end of the period	$127,151	$110,829

Supplemental disclosures:
Income taxes paid	$2,837	$3,458

Interest paid	$816	$654

Supplemental disclosures of non-cash investing and financing activities:
Non-cash contributions from minority investors	$85	$—

See accompanying Notes to Condensed Consolidated Financial Statements.

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	BASIS OF PRESENTATION

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared by TIBCO Software Inc. (“TIBCO,” the “Company,” “we” or “us”) in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in Consolidated Financial Statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial position of the Company, and its results of operations and cash flows. These Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and notes thereto for the fiscal year ended November 30, 2006, included in the Company’s Annual Report on Form 10-K filed with the SEC on February 9, 2007.

Our fiscal year ends on November 30th of each year. For purposes of presentation, we have indicated the first quarter of fiscal years 2007 and 2006 as ended on February 28, 2007 and 2006, respectively; whereas in fact, the first quarter of fiscal years 2007 and 2006 actually ended on March 4, 2007, and March 5, 2006, respectively. There were 94 days and 95 days in the first quarter of fiscal years 2007 and 2006, respectively.

The Condensed Consolidated Financial Statements include the accounts of the Company and its wholly- and majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. For majority owned subsidiaries, we reflect the minority interest of the portion we do not own on our Condensed Consolidated Balance Sheets between Total Liabilities and Stockholders’ Equity.

The results of operations for the three months ended February 28, 2007, are not necessarily indicative of the results that may be expected for the year ending November 30, 2007, or any other future period, and we make no representations related thereto.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Our significant accounting policies were described in Note 2 to our audited Consolidated Financial Statements for the fiscal year ended November 30, 2006, included in our Annual Report on Form 10-K. These accounting policies have not significantly changed.

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 expands the use of fair value accounting but does not affect existing standards which require assets or liabilities to be carried at fair value. The objective of SFAS No. 159 is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Under SFAS No. 159, a company may elect to use fair value to measure eligible items at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Eligible items include, but are not limited to, accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees, issued debt and firm commitments. If elected, SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are currently assessing whether fair value accounting is appropriate for any of our eligible items and cannot estimate the impact, if any, on our results of operations and financial position.

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently assessing the impact that SFAS No. 157 will have on our results of operations and financial position.

In June 2006, the FASB issued Interpretation No. (“FIN”) 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). This interpretation requires companies to determine whether it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit can be recorded in the financial statements. FIN 48 provides guidance on de-recognition, classification, accounting in interim periods and disclosure requirements for tax contingencies. FIN 48 is effective for fiscal years beginning after December 15, 2006 and is required to be adopted by TIBCO in the first quarter of fiscal year 2008. The differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption will be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. We are currently assessing the impact that FIN 48 will have on our results of operations and financial position.

3.	INVESTMENTS IN MARKETABLE SECURITIES

Marketable securities, which are classified as available-for-sale, are summarized below as of February 28, 2007, and November 30, 2006 (in thousands):

	Purchased/ Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value	Cash and Cash Equivalents	Short-term Investments
As of February 28, 2007
U.S. Government debt securities	$122,509	$84	$(162)	$122,431	$15,995	$106,436
Corporate debt securities	163,399	104	(236)	163,267	1,100	162,167
Asset-backed securities	105,630	258	(114)	105,774	—	105,774
Mortgage-backed securities	46,024	127	(24)	46,127	—	46,127
Money market funds	8,874	—	—	8,874	8,874	—

	$446,436	$573	$(536)	$446,473	$25,969	$420,504

As of November 30, 2006
U.S. Government debt securities	$104,759	$97	$(313)	$104,543	$—	$104,543
Corporate debt securities	177,983	104	(370)	177,717	21,758	155,959
Asset-backed securities	90,223	272	(165)	90,330	—	90,330
Mortgage-backed securities	48,759	113	(49)	48,823	—	48,823
Obligations in foreign sovereigns	1,004	—	(1)	1,003	—	1,003
Money market funds	3,597	—	—	3,597	3,597	—

	$426,325	$586	$(898)	$426,013	$25,355	$400,658

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Fixed income securities included in short-term investments above are summarized by their contractual maturities as follows (in thousands):

	February 28, 2007	November 30, 2006
Contractual maturities:
Less than one year	$187,771	$165,453
One to three years	232,733	235,205

	$420,504	$400,658

The maturities of asset-backed and mortgage-backed securities were allocated primarily based upon assumed prepayment forecasts utilizing interest rate scenarios and mortgage loan characteristics.

The following table summarizes the net realized gains (losses) on short-term investments for the periods presented (in thousands):

	Three Months Ended February 28,
	2007	2006
Realized gains	$82	$5
Realized losses	(10)	(1)

Net realized gains	$72	$4

The following table summarizes the fair value and gross unrealized losses related to available-for-sale securities, aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position, as of February 28, 2007 (in thousands):

	Less than 12 months		More than 12 months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Government debt securities	$7,799	$(1)	$58,046	$(161)	$65,845	$(162)
Corporate debt securities	34,844	(46)	62,904	(190)	97,748	(236)
Asset-backed securities	12,257	(6)	17,417	(108)	29,674	(114)
Mortgage-backed securities	4,202	(10)	8,468	(14)	12,670	(24)

	$59,102	$(63)	$146,835	$(473)	$205,937	$(536)

The unrealized losses on our investments in the underlying securities listed above were caused by rising interest rates. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Because we have the ability and intent to hold these investments until a recovery of fair value, which may be maturity, we do not consider these securities to be other-than-temporarily impaired as of February 28, 2007.

We have invested in privately held companies; such investments are classified as equity investments that are generally carried on a cost basis and are included in Other Assets. The carrying value of our equity investments is $1.7 million as of February 28, 2007, and $1.6 million as of November 30, 2006. No impairment losses were incurred in the periods presented.

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

4.	GOODWILL AND ACQUIRED INTANGIBLE ASSETS

The change in the carrying amount of goodwill for the three months ended February 28, 2007, was as follows (in thousands):

Balance as of November 30, 2006	$274,442
Foreign currency translation	(2,079)

Balance as of February 28, 2007	$272,363

Certain of our intangibles assets were recorded in foreign currencies, and therefore, the gross carrying amount and accumulated amortization are subject to foreign currency translation adjustments. The carrying values of our amortized acquired intangible assets as of February 28, 2007, and November 30, 2006, are as follows (in thousands):

	As of February 28, 2007			As of November 30, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technologies	$48,240	$(35,534)	$12,706	$48,515	$(34,279)	$14,236
Customer base	22,560	(14,401)	8,159	22,721	(13,561)	9,160
Patents/core technologies	16,319	(5,682)	10,637	16,500	(5,201)	11,299
Trademarks	5,353	(3,647)	1,706	5,398	(3,478)	1,920
Non-compete agreements	680	(613)	67	680	(597)	83
OEM customer royalty agreements	1,000	(967)	33	1,000	(917)	83
Maintenance agreements	25,389	(7,953)	17,436	25,549	(7,258)	18,291

	$119,541	$(68,797)	$50,744	$120,363	$(65,291)	$55,072

Amortization of developed technologies is recorded in cost of revenue, while the amortization of other acquired intangible assets is included in operating expenses. The following summarizes the amortization expense of acquired intangible assets for the periods indicated (in thousands):

	Three Months Ended February 28,
	2007	2006
Amortization of acquired intangible assets:
In cost of revenue	$1,402	$1,330
In operating expense	2,470	2,364

Total	$3,872	$3,694

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

5.	ACCRUED EXCESS FACILITIES COSTS

The following is a summary of activities in accrued facilities restructuring costs for the three months ended February 28, 2007 (in thousands):

	Accrued Excess Facilities
	Headquarter Facilities	Staffware Integration	Total
As of November 30, 2006	$21,844	$557	$22,401
Cash utilized	(1,117)	(65)	(1,182)

As of February 28, 2007	$20,727	$492	$21,219

The remaining accrued facilities restructuring costs represent the estimated loss on abandoned excess facilities, net of estimated sublease income, which is expected to be paid over the next four years. As of February 28, 2007, $16.5 million of the $21.2 million accrued excess facilities costs were classified as long-term liabilities based on our current expectation that we will have to pay the remaining lease payments over the remaining term of the related leases.

6.	LONG TERM DEBT AND LINE OF CREDIT

Mortgage Note Payable

In connection with the purchase of our corporate headquarters in June 2003, we recorded a $54.0 million mortgage note payable to a financial institution collateralized by the commercial real property acquired. The balance on the mortgage note payable was $47.7 million and $48.3 million as of February 28, 2007, and November 30, 2006, respectively.

The mortgage note payable carries a fixed annual interest rate of 5.09% and a 20-year amortization. The $33.9 million principal balance that will be remaining at the end of the ten-year term will be due as a final lump sum payment on July 1, 2013. Under the currently applicable terms of the mortgage note agreements, we are prohibited from acquiring another company without prior consent from the lender unless we maintain at least $300.0 million of cash or cash equivalents, and meet other non-financial terms as defined in the agreements. In addition, we are subject to certain non-financial covenants as defined in the agreements. We were in compliance with all covenants as of February 28, 2007.

Line of Credit

We have a $20.0 million revolving line of credit that matures on June 20, 2007. The revolving line of credit is available for cash borrowings and for the issuance of letters of credit up to $20.0 million. As of February 28, 2007, no borrowings were outstanding under the facility and a $13.0 million irrevocable letter of credit was outstanding, leaving $7.0 million of available credit for additional letters of credit or cash borrowings. The $13.0 million irrevocable letter of credit outstanding was issued in connection with the mortgage note payable. The letter of credit automatically renews for successive one-year periods, until the mortgage note payable has been satisfied in full. We are required to maintain a minimum of $40.0 million in unrestricted cash, cash equivalents and short-term investments, net of total current and long-term indebtedness, as well as comply with other non-financial covenants defined in the agreement. As of February 28, 2007, we were in compliance with all covenants under the revolving line of credit.

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

7.	COMMITMENTS AND CONTINGENCIES

Letters of Credit and Bank Guarantees

In connection with the mortgage note payable, we entered into an irrevocable letter of credit in the amount of $13.0 million; see Note 6 for further details. The letter of credit is collateralized by the line of credit and automatically renews for successive one-year periods until the mortgage note payable has been satisfied in full.

In connection with a facility lease, we have an irrevocable letter of credit in the amount of $4.5 million. The letter of credit automatically renews annually for the duration of the lease term, which expires in December 2010.

As of February 28, 2007, in connection with bank guarantees issued by some of our international subsidiaries, we had $4.0 million of restricted cash which is included in Other Assets on our Condensed Consolidated Balance Sheets.

Prepaid Land Lease

In June 2003, we entered into a 51-year lease of the land upon which our corporate headquarters is located. The lease was paid in advance for a total of $28.0 million, but is subject to adjustments every ten years based upon changes in fair market value. Should it become necessary, we have the option to prepay any rent increases due as a result of a change in fair market value. This prepaid land lease is being amortized using the straight-line method over the life of the lease; the portion to be amortized over the next 12 months is included in Prepaid Expenses and Other Current Assets, and the remainder is included in Other Assets on our Condensed Consolidated Balance Sheets.

Operating Commitments

At various locations worldwide, we lease office space and equipment under non-cancelable operating leases with various expiration dates through April 2015. Rental expense was approximately $2.3 million and $2.4 million for the three month periods ended February 28, 2007 and 2006, respectively.

As of February 28, 2007, contractual commitments associated with indebtedness and lease obligations were as follows (in thousands):

	Total	Remainder of 2007	2008	2009	2010	2011	Thereafter
Operating commitments:
Debt principal	$47,881	$1,428	$1,990	$2,094	$2,203	$2,318	$37,848
Debt interest	13,481	1,804	2,318	2,215	2,106	1,991	3,047
Operating leases	32,048	5,413	6,456	5,436	4,308	3,431	7,004

Total operating commitments	93,410	8,645	10,764	9,745	8,617	7,740	47,899

Restructuring-related commitments:
Gross lease obligations	28,389	4,954	7,521	7,551	7,720	643	—
Estimated sublease income	(8,345)	(1,627)	(2,113)	(2,177)	(2,239)	(189)	—

Net restructuring-related commitment	20,044	3,327	5,408	5,374	5,481	454	—

Total commitments	$113,454	$11,972	$16,172	$15,119	$14,098	$8,194	$47,899

Future minimum lease payments under restructured non-cancelable operating leases are included in Accrued Excess Facilities Costs in our Condensed Consolidated Balance Sheets.

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Derivative Instruments

We conduct business in North America, South America, Asia Pacific and Japan, and Europe, the Middle East and Africa (“EMEA”). As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or changes in economic conditions in foreign markets. The majority of our sales are currently made in U.S. dollars. We enter into forward contracts with financial institutions to manage our currency exposure related to net assets and liabilities denominated in foreign currencies. These forward contracts are generally settled monthly. Our forward contracts reduce, but do not eliminate, the impact of currency exchange rate movements. We do not enter into derivative financial instruments for trading purposes. Gains and losses on forward contracts are included in Other Income (Expense) in our Condensed Consolidated Statements of Operations. We had five outstanding forward contracts with total notional amounts of $58.1 million as of February 28, 2007, which are summarized as follows (in thousands):

	Notional Value Local Currency	Notional Value USD	Fair Value Gain (Loss) USD
Forward contracts (sold):
EURO	25,300	$33,381	$129
Australian Dollar	4,100	3,210	20
British Pound	6,200	12,062	92
Japanese Yen	140,000	1,202	(15)
South African Rand	61,000	8,283	114

		$58,138	$340

Indemnification

Our software license agreements typically provide for indemnification of customers for intellectual property infringement claims. To date, no such claims have been filed against us. We also warrant to customers that software products operate substantially in accordance with the software product’s specifications. Historically, we have incurred minimal costs related to product warranties, and, as such, no accruals for warranty costs have been made. In addition, we indemnify our officers and directors under the terms of indemnity agreements entered into with them, as well as pursuant to our certificate of incorporation, bylaws and applicable Delaware law. To date, we have incurred costs for the payment of legal fees in connection with the legal proceedings detailed in Note 8.

8.	LEGAL PROCEEDINGS

Securities Class Action and Shareholder Derivative Suits

In May 2005, three purported shareholder class action complaints were filed against us and several of our officers in the U.S. District Court for the Northern District of California. The plaintiffs in such actions are seeking to represent a class of purchasers of our common stock from September 21, 2004, through March 1, 2005. Plaintiffs generally allege that we made false or misleading statements concerning our operating results, our business and internal controls and the integration of Staffware plc (“Staffware”). The actions were consolidated and in September 2006, the U.S. District Court for the Northern District of California dismissed the litigation with prejudice. Plaintiffs have filed a notice of appeal. Plaintiffs seek unspecified monetary damages. We intend to defend ourselves vigorously; however, we expect to incur significant costs in mounting such defense.

In September 2005, a shareholder derivative complaint was filed against certain of our officers and directors in the Superior Court of the State of California, Santa Clara County. The complaint was based on substantially similar

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

9.	STOCK BENEFIT PLANS AND STOCK-BASED COMPENSATION

Stock Benefit Plans

1996 Stock Option Plan. As of February 28, 2007, there were 28.2 million shares reserved for grant, 37.0 million shares underlying stock options, 1.2 million shares of restricted stock and 0.3 million shares underlying restricted stock units outstanding under the 1996 Stock Option Plan. We expect to continue granting a majority of our new equity grants from the reserved shares under this plan for the foreseeable future.

Talarian Stock Option Plans. As of February 28, 2007, there were no shares reserved for grant and approximately 28,000 shares underlying stock options outstanding under the Talarian Stock Option Plans.

2000 Extensibility Stock Option Plan. As of February 28, 2007, no shares were reserved for grant and approximately 24,000 shares underlying stock options outstanding under the 2000 Extensibility Stock Option Plan.

1998 Director Option Plan. As of February 28, 2007, there were 2.3 million shares reserved for grant and 1.1 million shares underlying stock options outstanding under the 1998 Director Option Plan.

Employee Stock Purchase Program. We issued approximately 0.1 million shares under the Employee Stock Purchase Program (the “ESPP”), representing approximately $0.9 million in employee contributions for the three months ended February 28, 2007. Shares are reserved under the 1996 Stock Option Plan for future purchases under the ESPP.

Stock Options Activities

The summary of stock option activity in the three months ended February 28, 2007, is presented below (in thousands, except per share data):

	Three Months Ended February 28, 2007
Stock Options	Number of Shares Underlying Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at November 30, 2006	38,461	$8.09	6.16	$81,328

Granted	435	9.11
Exercised	(1,546)	5.52
Forfeited or expired	(332)	9.78

Outstanding at February 28, 2007	37,018	$8.19	5.93	$61,364

Vested and expected to vest at February 28, 2007	35,575	$8.22	5.88	$59,299

Exercisable at February 28, 2007	27,513	$8.48	5.47	$46,648

The intrinsic value of exercised stock options is calculated based on the difference between the exercise price and the quoted market price of our common stock as of the close of the exercise date. The total intrinsic value of stock options exercised in the three months ended February 28, 2007 and 2006 was $6.0 million and $4.5 million, respectively. Upon the exercise of stock options, we issue common stock from our authorized

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

shares. As of February 28, 2007, total unamortized stock-based compensation cost related to unvested stock options was $14.1 million, with the weighted-average recognition period of 1.08 years.

The total realized tax benefit attributable to stock options exercised were $2.0 million in the three months ended February 28, 2007.

Stock Awards Activities

Our nonvested stock awards are comprised of restricted stock and restricted stock units. A summary of the status for nonvested stock awards as of February 28, 2007, and activities during the three months ended February 28, 2007, is presented as follows (in thousands, except per share data):

	Three Months Ended February 28, 2007
Nonvested Stock Awards	Restricted Stock	Restricted Stock Units	Total Number of Shares Underlying Stock Awards	Weighted- Average Grant-Date Fair Value
Nonvested at November 30, 2006	1,177	319	1,496	$7.34
Granted	8	11	19	8.95
Vested	—	—	—	—
Forfeited	(27)	(8)	(35)	7.30

Nonvested at February 28, 2007	1,158	322	1,480	7.33

We granted approximately 19,000 shares of nonvested stock awards at no cost to recipients during the three months ended February 28, 2007. As of February 28, 2007, there was $6.2 million of total unrecognized compensation cost related to nonvested stock awards. That cost is expected to be recognized on a straight-line basis as the shares vest over four years (the weighted-average recognition period of 1.95 years). None of the stock awards vested during the first quarter of fiscal year 2007, and therefore the total fair value of the restricted stock and restricted stock units vested during the period is zero.

Stock-Based Compensation

Stock-based compensation cost for the three months ended February 28, 2007 and 2006 was $3.9 million and $4.6 million, respectively, which consisted primarily of stock-based compensation cost related to employee stock options recognized under SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123(R)”). The tax benefit on employee stock-based compensation for the three months ended February 28, 2007 and 2006 was $0.8 million and $0.4 million, respectively. We revised our ESPP effective from the purchase period beginning February 1, 2007. The revised ESPP is compensatory and is valued under the Black-Scholes option pricing model at each offering period. We recognize stock-based compensation cost on a straight-line basis over each six-month offering period.

We started granting restricted stock and restricted stock units to employees during the third quarter of fiscal year 2006. Approximately $0.6 million of employee stock-based compensation for the three months ended February 28, 2007, was related to restricted stock and restricted stock units.

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Assumptions for Estimating Fair Value of Stock-Based Awards

We selected the Black-Scholes option pricing model as the most appropriate model for determining the estimated fair value for stock-based awards. The following table summarizes the assumptions used to value stock options granted in the respective periods:

	Three Months Ended February 28,
	2007	2006
Stock option grants:
Expected term of stock options (years)	4.4	4.3
Risk-free interest rate	4.68%	4.46%
Expected Volatility	39%	43%
Weighted-average grant-date fair value of stock options (per share)	$3.55	$3.17
ESPP:
Expected term of ESPP (years)	0.5	n/a
Risk-free interest rate	5.16%	n/a
Expected Volatility	34%	n/a
Weighted-average grant-date fair value of ESPP (per share)	$2.35	n/a

10.	COMPREHENSIVE INCOME

Our comprehensive income includes net income and other comprehensive income (loss), which consists of unrealized gains and losses on available-for-sale securities and cumulative translation adjustments. A summary of the comprehensive income for the periods indicated is as follows (in thousands):

	Three Months Ended February 28,
	2007	2006
Net income	$10,391	$5,601
Cumulative translation adjustment	(2,147)	2,927
Unrealized loss on available-for-sale securities	351	55

Comprehensive income	$8,595	$8,583

The balances of each component of accumulated other comprehensive income, net of taxes, as of February 28, 2007, and November 30, 2006, consist of the following (in thousands):

	Unrealized Gain (Loss) in Available-for-sale Securities	Foreign Currency Translation	Accumulated Other Comprehensive Income
Balance as of November 30, 2006	$(313)	$11,122	$10,809
Net change during three month period	351	(2,147)	(1,796)

Balance as of February 28, 2007	$38	$8,975	$9,013

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

11.	MINORITY INTEREST

In the first quarter of fiscal year 2007, we established a joint venture in South Africa, TS Innovations Limited (“Innovations”), with a local South Africa corporation, to assist with our sales efforts as well as to provide consulting services and training to our customers in the Sub-Saharan Africa region. For the three months ended February 28, 2007, Innovations had total assets of $3.1 million and total revenues of $0.5 million. As of February 28, 2007, we owned a 74.9% interest in the joint venture. Because of this majority interest, our Condensed Consolidated Financial Statements include the balance sheets, results of operations and cash flows of Innovations, net of intercompany charges. We therefore eliminated 25.1% of our financial results that pertain to the minority interest on a separate line in our Condensed Consolidated Statements of Operations and Balance Sheets.

12.	PROVISION FOR INCOME TAXES

The effective tax rate of 36.3% for the three months ended February 28, 2007, differs from the statutory rate of 35% primarily due to the tax impact of certain stock compensation charges under SFAS No. 123(R), state income taxes and additional U.S. taxes on repatriated U.K. earnings which was partially offset by research and development credits. The effective tax rate of 54.5% for the three months ended February 28, 2006, differs from the statutory rate of 35% primarily due to the recording of a valuation allowance, the tax impact of certain stock compensation charges under SFAS 123(R), state income taxes and additional taxes related to certain U.K. interest expense deductions.

In December 2006, the Tax Relief and Health Care Act of 2006, which included a retroactive reinstatement of the research and development credit, was signed into law. In the first quarter of fiscal year 2007, we recorded the retroactive fiscal year 2006 research and development credit of $0.6 million on a discrete basis.

We make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes.

As part of the process of preparing our Condensed Consolidated Financial Statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves us estimating our current tax exposure under the most recent tax laws and assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in our Condensed Consolidated Balance Sheets.

We assess the likelihood that we will be able to recover our deferred tax assets. We consider all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. If it is not more likely than not that we will recover our deferred tax assets, we will increase our provision for taxes by recording a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable. As a result of our analysis of all available evidence, both positive and negative, as of February 28, 2007, it was considered more likely than not that our deferred tax assets would be realized with the exception of certain capital loss and foreign tax credit carryovers as we cannot forecast sufficient future capital gains or foreign source income to realize these deferred tax assets. The remaining valuation allowance of approximately $10.6 million as of February 28, 2007, will result in an income tax benefit if and when we conclude it is more likely than not that the related deferred tax assets will be realized.

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

As of February 28, 2007, we believed that the amount of deferred tax assets recorded on our balance sheet would ultimately be recovered. However, should there be a change in our ability to recover our deferred tax assets, our tax provision would increase in the period in which we determine that it is more likely than not that we cannot recover our deferred tax assets.

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

While we do not expect any impact to the effective tax rate for U.S. non-qualified stock option, restricted stock or restricted stock units expense due to the adoption of SFAS No. 123(R), the effective tax rate may be negatively impacted by foreign stock option expense that may not be deductible in the foreign jurisdictions. Also, SFAS No. 123(R) requires that the tax benefit of stock option deductions relating to incentive stock options be recorded in the period of disqualifying disposition. This could result in significant fluctuations in our effective tax rate between accounting periods.

13.	NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share for the periods indicated (in thousands, except per share data):

	Three Months Ended February 28,
	2007	2006
Net income	$10,391	$5,601

Weighted-average shares of common stock used to compute basic net income per share (excluding unvested restricted stock)	208,398	210,577
Effect of dilutive common stock equivalents:
Stock options to purchase common stock	7,567	9,593
Restricted common stock awards	341	—

Weighted-average shares of common stock used in computing diluted net income per share	216,306	220,170

Basic net income per share	$0.05	$0.03

Diluted net income per share	$0.05	$0.03

The following potential common stock equivalents are not included in the diluted net income per share calculation above, because their effect was anti-dilutive for the periods indicated (in thousands):

	Three months ended February 28,
	2007	2006
Stock options to purchase common stock	12,681	28,066

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

14.	SEGMENT INFORMATION

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

Our revenue by geographic region, based on the location at which each sale originates, is summarized as follows (in thousands):

	Three Months Ended February 28,
	2007	2006
Americas:
United States	$47,321	$58,407
Other Americas	15,120	1,945
EMEA:
United Kingdom	14,303	10,149
Other EMEA	39,495	32,829
Asia Pacific and Japan	9,415	11,250

	$125,654	$114,580

No customer accounted for more than 10% of total revenue for the three months ended February 28, 2007 and 2006, respectively. No customer had a balance in excess of 10% of our net accounts receivable at February 28, 2007, or November 30, 2006.

Our property and equipment by major country are summarized as follows (in thousands):

	February 28, 2007	November 30, 2006
Property and equipment, net:
United States	$104,815	$105,591
United Kingdom	3,714	4,028
Other	3,832	4,168

	$112,361	$113,787

15.	STOCK REPURCHASE PROGRAMS

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

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

All repurchased shares of common stock have been retired. The following table summarizes the activities under the stock repurchase programs for the periods indicated (in thousands, except per share data):

	Three Months Ended February 28,
	2007	2006
Cash used for repurchases	$41,814	$13,221

Shares repurchased	4,478	1,700

Average price per share	$9.34	$7.78

In connection with the repurchase activities during the three months ended February 28, 2007, we classified $22.8 million of the excess purchase price over the par value of our common stock to retained earnings and $19.0 million to additional paid-in capital.

TIBCO SOFTWARE INC.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements relate to expectations concerning matters that are not historical facts. Words such as “projects,” “believes,” “anticipates,” “plans,” “expects,” “intends,” and similar words and expressions are intended to identify forward-looking statements. These forward-looking statements include, but are not limited to: the mix of our revenues between license, service and maintenance revenues; the effect of stock-based compensation on our financial results; our financing plans and capital requirements; our revenues and costs of revenues; our expenses; our potential tax benefit or liabilities; the effect of recent accounting pronouncements and related interpretations; our investments, foreign currency risk, concentration of credit risk, debt service and principal repayment obligations; cash flows and our ability to finance operations from cash flows; seasonality in our business; the dependence of our license revenue on the timing and number of license deals; our continued investment and increased spending on research and development; the increase in absolute dollars in sales and marketing expenses, general and administrative spending and operating expenses; our amortization of acquired intangible assets; and other similar matters. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, these expectations or any of the forward-looking statements could prove to be incorrect, and actual results could differ materially from those projected or assumed in the forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to risks and uncertainties, including, but not limited to, the factors set forth in Part II, Item 1A. “Risk Factors” of this Quarterly Report on Form 10-Q. All forward-looking statements and reasons why results may differ included in this Quarterly Report on Form 10-Q are made as of the date hereof, and we assume no obligation to update any such forward-looking statements or reasons why actual results may differ.

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

TIBCO SOFTWARE INC.

TIBCO Products and Services

We offer a wide range of software products that can be sold individually to solve specific technical challenges, but the emphasis of our product development and sales efforts is to create products that interoperate and can be sold together as a suite to enable businesses to be more cost-effective, agile and efficient. These products can help organizations achieve success in four areas: service-oriented architecture (“SOA”), business process management (“BPM”), business optimization and master data management (“MDM”).

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

TIBCO SOFTWARE INC.

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

Our revenue is generally derived from a diverse customer base. No single customer represented greater than 10% of total revenue for the three months ended February 28, 2007 or 2006. As of February 28, 2007, no single customer had a balance in excess of 10% of our net accounts receivable. We establish allowances for doubtful accounts based on our evaluation of collectibility and an allowance for returns and discounts based on specifically identified credits and historical experience.

CRITICAL ACCOUNTING POLICIES, JUDGMENTS AND ESTIMATES

The discussion and analysis of our financial condition and results of operations are based upon our Condensed Consolidated Financial Statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America. The preparation of these financial statements requires us to make estimates, assumptions and judgments that can have significant impact on the reported amounts of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of our financial statements. We base our estimates, assumptions and judgments on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. On a regular basis we evaluate our estimates, assumptions and judgments and make changes accordingly. We also discuss our critical accounting estimates with the Audit Committee of our Board of Directors.

We believe that the estimates, assumptions and judgments involved in revenue recognition, allowances for doubtful accounts, returns and discounts, stock-based compensation, valuation and impairment of investments, impairment of goodwill, intangible assets and long-lived assets, restructuring and integration costs and accounting for income taxes have the greatest potential impact on our Condensed Consolidated Financial Statements, so we consider these to be our critical accounting policies. Historically, our estimates, assumptions and judgments relative to our critical accounting policies have not differed materially from actual results. The critical accounting estimates associated with these policies are described in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operation” of our Annual Report on Form 10-K filed with the SEC on February 9, 2007

RECENT ACCCOUNTING PRONOUNCEMENTS

Recent accounting pronouncements are detailed in Note 2 to our Condensed Consolidated Financial Statements.

RESULTS OF OPERATIONS

For purposes of presentation, we have indicated the first quarter of fiscal years 2007 and 2006 as ended on February 28, 2007 and 2006, respectively; whereas in fact, the first quarter of fiscal years 2007 and 2006 actually ended on March 4, 2007, and March 5, 2006, respectively. All amounts presented in the tables in the following sections on Results of Operations are stated in thousand of dollars, except for percentages and unless otherwise stated.

TIBCO SOFTWARE INC.

The following table sets forth the components of our results of operations as percentages of total revenue for the periods indicated:

	Three Months Ended February 28,
	2007	2006
Revenue:
License revenue	42%	42%
Service and maintenance revenue:
Service and maintenance revenue	57	56
Reimbursable expenses	1	2

Total service and maintenance revenue	58	58

Total revenue	100	100

Cost of revenue:
License	3	3
Service and maintenance	25	25

Total cost of revenue	28	28

Gross profit	72	72

Operating expenses:
Research and development	17	19
Sales and marketing	34	34
General and administrative	9	9
Amortization of acquired intangible assets	2	2

Total operating expenses	62	64

Income from operations	10	8

Interest income	5	4
Interest expense	0	(1)
Other income (expense), net	(1)	—

Income before income taxes and minority interest	14	11
Provision for income taxes	5	6
Minority interest, net of tax	—	—

Net income	9%	5%

Total Revenue

Our total revenue consisted primarily of license, consulting and maintenance fees from our customers and partners.

	Three Months Ended February 28,
	2007	2006	Change
Total revenue	$125,654	$114,580	10%

Total revenue in the first quarter of fiscal year 2007 compared to the same quarter last year increased by $11.0 million or 10%. The increase was comprised of a $7.0 million or 11% increase in service and maintenance revenue and by a $4.0 million or 8% increase in license revenue.

TIBCO SOFTWARE INC.

No single customer accounted for more than 10% of total revenue in the first quarter of fiscal years 2007 and 2006, respectively. Our products are licensed by companies worldwide in diverse industries, and a high percentage of our customers are from the financial service and telecommunication sectors.

We experienced growth in total revenue from all major geographic regions. In particular, we had a significant increase in EMEA in the first quarter of fiscal year 2007. See Note 14 to our Condensed Consolidated Financial Statements for amounts of total revenue by region. The percentages of total revenue from the geographic regions are summarized as follows:

	Three Months Ended February 28,
	2007	2006
North America	46%	53%
EMEA	46%	37%
Asia Pacific and Japan	8%	10%

	100%	100%

Our total revenue may fluctuate from quarter to quarter, based in part upon seasonality in our business.

License Revenue and Cost

	Three Months Ended February 28,
	2007	2006	Change
License revenue	$52,185	$48,149	8%
Percentage of total revenue	42%	42%

Cost of license revenue	4,071	3,909	4%
Percentage of total revenue	3%	3%
Percentage of license revenue	8%	8%

License revenue increased 8% in the first quarter of fiscal year 2007 compared to the same quarter last year. The increase was primarily due to increased revenue in EMEA.

Our license revenue in a particular period is dependent upon the timing and number of license deals and their relative size. Selected data about our license revenue deals recognized for the respective periods is summarized as follows:

	Three Months Ended February 28,
	2007	2006
Number of license deals of $1.0 million or more	13	13
Number of license deals over $0.1 million	75	61
Average size of license deals over $0.1 million (in millions)	$0.7	$0.7

Our total license revenue in any particular period is to a certain extent dependent on the size and timing of larger license deals. We currently expect the number of license transactions over $100,000 to increase in the remainder of fiscal year 2007, while the size and timing of any particular multi-million dollar deal cannot be reasonably forecasted.

Cost of license revenue mainly consisted of royalty costs and amortization of developed technology acquired through corporate acquisitions. Cost of license revenue remained approximately 3% of total revenue in the first quarter of fiscal year 2007 and the same quarter last year. The increase in absolute dollars in cost of

TIBCO SOFTWARE INC.

license revenue in the current quarter compared to the same quarter last year resulted primarily from an increase of $0.1 million of royalty costs and consulting expenses as well as an increase of $0.1 million in amortization expenses associated with acquired technologies.

We estimate license revenue to be approximately 40% to 55% of our total revenue for fiscal year 2007, and we estimate the cost of license revenue to be approximately 4% to 7% of license revenue for fiscal year 2007.

Service and Maintenance Revenue and Cost

	Three Months Ended February 28,
	2007	2006	Change
Service and maintenance revenue	$73,469	$66,431	11%
Percentage of total revenue	58%	58%

Cost of service and maintenance revenue	30,828	28,766	7%
Percentage of total revenue	25%	25%
Percentage of service and maintenance revenue	42%	43%

Service and maintenance revenue increased $7.0 million or 11% in the first quarter of fiscal year 2007 compared to the same quarter last year. This increase was comprised of a $6.7 million increase in maintenance revenue and a $0.3 million increase in consulting and training services revenue. Maintenance revenue increased primarily due to growth in our installed software base.

Cost of service and maintenance revenue consisted primarily of compensation of professional services, customer support personnel and third-party contractors, and associated expenses related to providing consulting services.

The cost of service and maintenance revenue increased by $2.1 million or 7% in the first quarter of fiscal year 2007 compared to the same quarter last year, which was primarily due to the relative proportion of personnel costs. The increase in absolute dollars in the first quarter of fiscal year 2007 compared to the same quarter last year resulted primarily from a $2.4 million increase in employee related costs which was offset by a $0.1 million decrease in third-party contractor compensation and consulting fees and a $0.1 million decrease in stock-based compensation. Increased employee related costs were primarily due to adjustments in net salaries and benefits as well as increased headcount.

We estimate service and maintenance revenue to be approximately 45% to 60% of total revenue for fiscal year 2007. We estimate the cost of service and maintenance revenue to increase in absolute dollars and to be in line with increasing service and maintenance revenue for the remainder of fiscal year 2007.

Research and Development Expenses

Research and development expenses consisted primarily of personnel compensation, including stock-based compensation cost, third-party contractor fees and related costs associated with the development and enhancement of our products.

	Three Months Ended February 28,
	2007	2006	Change
Research and development expenses	$21,015	$21,977	(4)%
Percentage of total revenue	17%	19%

Research and development expenses decreased by $1.0 million or 4% in the first quarter of fiscal year 2007 compared to the same quarter last year, resulting primarily from a $0.5 million decrease in third-party contractor compensation and consulting fees, a $0.2 million decrease in stock-based compensation and a $0.2 million decrease in travel expenses.

TIBCO SOFTWARE INC.

We believe that continued investment in research and development is critical to attaining our strategic objectives. Accordingly, we estimate that spending on research and development will increase slightly in absolute dollars and will continue to account for approximately 15% to 20% of total revenue for fiscal year 2007.

Sales and Marketing Expenses

Sales and marketing expenses consisted primarily of personnel costs which include stock-based compensation cost, related costs of our direct sales force and marketing staff and the cost of marketing programs, including customer conferences, promotional materials, trade shows and advertising and related travel expenses.

	Three Months Ended February 28,
	2007	2006	Change
Sales and marketing expenses	$42,949	$38,648	11%
Percentage of total revenue	34%	34%

The $4.3 million or 11% increase in sales and marketing expense in the first quarter of fiscal year 2007 compared to the same quarter last year was primarily due to a $4.2 million increase in employee related costs, a $0.7 million increase in third-party contractor compensation and consulting fees and a $0.2 million increase in recruiting related expenses. These costs were offset by a $0.6 million reduction in our sales incentive expenses on strategic partner programs and a $0.3 million decrease in travel costs. The increase in employee related costs was mainly related to an increase in sales commission as well as increased headcount.

We intend to selectively increase staff in our direct sales and marketing organizations and to increase our marketing efforts during the remainder of fiscal year 2007. Accordingly, we estimate that sales and marketing expenses will increase in absolute dollars and will continue to account for approximately 30% to 35% of total revenue for fiscal year 2007.

General and Administrative Expenses

General and administrative expenses consisted primarily of personnel and related costs for general corporate functions including executive, legal, finance, accounting and human resources, and also includes stock-based compensation cost.

	Three Months Ended February 28,
	2007	2006	Change
General and administrative expenses	$12,752	$10,386	23%
Percentage of total revenue	9%	9%

General and administrative expenses increased by $2.4 million or 23% in the first quarter of fiscal year 2007 compared to the same quarter last year, primarily due to a $0.9 million increase in employee related costs, a $0.6 million increase in fees and charges, and a $0.7 million increase in third-party contractor compensation and consulting fees. Increased employee related costs were primarily due to adjustments in net salaries and benefits as well as increased headcount.

We will continue to invest in improving our corporate infrastructure to enhance effective management of internal controls, and we therefore estimate that general and administrative expenses will increase in absolute dollars and will account for approximately 7% to 10% of total revenue for fiscal year 2007.

TIBCO SOFTWARE INC.

Amortization of Acquired Intangible Assets

Intangible assets acquired through corporate acquisitions are comprised of the expected value of developed technologies, patents, trademarks, established customer bases and non-compete agreements, as well as maintenance and OEM customer royalty agreements. Amortization of developed technologies is recorded as a cost of revenue, and amortization of other acquired intangible assets is included in operating expenses.

	Three Months Ended February 28,
	2007	2006	Change
Amortization of acquired intangible assets:
In cost of revenue	$1,402	$1,330
In operating expenses	2,470	2,364

Total amortization expenses	$3,872	$3,694	5%

Percentage of total revenue	3%	3%

We expect the amortization of acquired intangible assets to be approximately $3.9 million per quarter for the remainder of fiscal year 2007, excluding any new acquisitions.

Stock-Based Compensation

The stock-based compensation cost was included in the Condensed Consolidated Statements of Operations corresponding to the same functional lines as cash compensation paid to the same employees, as follows:

	Three Months Ended February 28,
	2007	2006	Change
Stock-based compensation costs:
Cost of license	$8	$15
Cost of service and maintenance	473	631

Total in cost of revenue	481	646	(26)%

Research and development	868	1,122
Sales and marketing	1,220	1,341
General and administrative	1,367	1,478

Total in operating expenses	3,455	3,941	(12)%

Stock-based compensation cost before income taxes	3,936	4,587	(14)%

Income tax benefit	(753)	(428)

Total stock-based compensation cost after income taxes	$3,183	$4,159	(23)%

Percentage of total revenue	3%	4%

For the remainder of fiscal year 2007, we estimate our stock-based compensation cost before income taxes to be approximately $14.0 million to $19.0 million.

Interest Income

	Three Months Ended February 28,
	2007	2006	Change
Interest Income	$6,390	$4,386	46%
Percentage of total revenue	5%	4%

TIBCO SOFTWARE INC.

The increase in interest income in the first quarter of fiscal year 2007 compared to the same quarter last year was primarily due to interest income received from higher investment yields and higher average investment portfolio balances.

Interest Expense

	Three Months Ended February 28,
	2007	2006	Change
Interest Expense	$368	$654	(44)%
Percentage of total revenue	—%	1%

Interest expense was primarily related to a $54.0 million mortgage note issued in connection with the purchase of our corporate headquarters. The mortgage note is payable to a financial institution collateralized by the commercial real property acquired and carries a fixed annual interest rate of 5.09% and a 20-year amortization. The balance of the mortgage note as of February 28, 2007, was $47.7 million. The $33.9 million principal balance that will be remaining at the end of the ten-year term will be due as a final lump sum payment on July 1, 2013. See Note 6 to our Condensed Consolidated Financial Statements for further detail on the mortgage note payable. Interest expenses decreased by $0.3 million in the first quarter of fiscal year 2007 compared to the same quarter last year, which resulted primarily from a release of a transaction tax reserve due to a favorable tax ruling.

Other Income (Expense), Net

Other income (expense) included realized gains and losses on investments, foreign exchange gain (loss) and other miscellaneous income and expense items.

	Three Months Ended February 28,
	2007	2006	Change
Other income (expense), net:
Foreign exchange gain (loss)	$(1,473)	$125
Realized gain on short-term investments	72	4
Realized gain (loss) on long-term investments	4	(16)
Other income (expense), net	132	(66)

Total other income (expense), net	$(1,265)	$47	*	%

Percentage of total revenue	(1)%	—%

*	The percentage has been omitted as it is not meaningful for comparison purposes.

The decrease in other income (expense) in absolute dollars for the first quarter of fiscal year 2007 compared to the same quarter last year was due to unfavorable exchange rate movements on certain foreign currency transactions.

Provision for Income Taxes

	Three Months Ended February 28,
	2007	2006	Change
Provision for income tax	$5,923	$6,708	(12)%
Effective tax rate	36.3%	54.5%

The effective tax rate of 36.3% for the three months ended February 28, 2007, differs from the statutory rate of 35% primarily due to the tax impact of certain stock compensation charges under SFAS No. 123(R), state

TIBCO SOFTWARE INC.

income taxes and additional U.S. taxes on repatriated U.K. earnings which was partially offset by research and development credits. The effective tax rate of 54.5% for the three months ended February 28, 2006, differs from the statutory rate of 35% primarily due to the recording of a valuation allowance, the tax impact of certain stock compensation charges under SFAS 123(R), state income taxes and additional taxes related to certain U.K. interest expense deductions.

In December 2006, the Tax Relief and Health Care Act of 2006, which included a retroactive reinstatement of the research and development credit, was signed into law. In the first quarter of fiscal year 2007, we recorded the retroactive fiscal year 2006 research and development credit of $0.6 million on a discrete basis.

We make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes.

As part of the process of preparing our Condensed Consolidated Financial Statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves us estimating our current tax exposure under the most recent tax laws and assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in our Condensed Consolidated Balance Sheets.

We assess the likelihood that we will be able to recover our deferred tax assets. We consider all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. If it is not more likely than not that we will recover our deferred tax assets, we will increase our provision for taxes by recording a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable. As a result of our analysis of all available evidence, both positive and negative, as of February 28, 2007, it was considered more likely than not that our deferred tax assets would be realized with the exception of certain capital loss and foreign tax credit carryovers. The remaining valuation allowance of approximately $10.6 million as of February 28, 2007, will result in an income tax benefit if and when we conclude it is more likely than not that the related deferred tax assets would be realized.

As of February 28, 2007, we believed that the amount of the deferred tax assets recorded on our balance sheet would ultimately be recovered. However, should there be a change in our ability to recover our deferred tax assets, our tax provision would increase in the period in which we determine that it is more likely than not that we cannot recover our deferred tax assets.

Minority Interest, Net of Tax

Minority interest represents the portion of net income belonging to minority stockholders of our consolidated subsidiaries.

	Three Months Ended February 28,
	2007	2006	Change
Minority Interest, net of tax	$12	$—	*	%
Percentage of total revenue	—%	—%

*	The percentage has been omitted as it is not meaningful for comparison purposes.

Minority Interest is detailed in Note 11 to our Condensed Consolidated Financial Statements.

TIBCO SOFTWARE INC.

LIQUIDITY AND CAPITAL RESOURCES

Current Cash Flows

As of February 28, 2007, we had cash, cash equivalents and short-term investments totaling $547.7 million, representing an increase of $8.1 million from November 30, 2006. Our total cash and cash equivalent balance was $127.2 million as of February 28, 2007. As of February 28, 2007, our short-term available-for-sale investments totaled $421.0 million, primarily in high grade corporate bonds, U.S. government debt, asset-backed and mortgage-backed securities and money market funds.

Net cash provided by operating activities for the three months ended February 28, 2007, was $42.0 million, resulting from net income of $10.4 million, adjusted for $10.7 million in non-cash charges and $20.9 million net change in assets and liabilities. The non-cash charges included depreciation and amortization, stock-based compensation cost, deferred income tax and tax benefits from employee stock options, less excess tax benefits from stock-based compensation recorded on financing activities. Net change in assets and liabilities included a decrease in accounts receivable due to significant cash collections in the first quarter of fiscal year 2007 resulting from a strong revenue quarter in the fourth quarter of fiscal year 2006, a decrease in accrued liabilities due to the fiscal year 2006 corporate annual bonus and commission payments, and decreases in accounts payable and other assets compared to the first quarter of fiscal year 2006.

To the extent that non-cash items increase or decrease our future operating results, there will be no corresponding impact on our cash flows. After excluding the effects of these non-cash charges, the primary changes in cash flows relating to operating activities resulted from changes in working capital. Our primary source of operating cash flows is the collection of accounts receivable from our customers, including maintenance which is typically billed annually in advance. Our operating cash flows are also impacted by the timing of payments to our vendors for accounts payable and other liabilities. We generally pay our vendors and service providers in accordance with the invoice terms and conditions. The timing of cash payments in future periods will be impacted by the terms of an accounts payable arrangement. In addition, we usually pay our annual bonuses in the first quarter.

Net cash used for investing activities was $22.8 million for the three months ended February 28, 2007, resulting primarily from the net purchases of short-term investments of $19.4 million and $2.6 million in capital expenditures.

Net cash used for financing activities was $30.3 million for the three months ended February 28, 2007, resulting primarily from our $41.8 million repurchase of shares of our common stock in the open market, less $9.4 million cash received from the exercise of stock options and the sale of our common stock under our ESPP, and $2.6 million excess tax benefits from stock-based compensation. Additionally, proceeds of $0.2 million were received from minority investors.

In December 2006, the Audit Committee on behalf of our Board of Directors approved a new eighteen-month stock repurchase program pursuant to which we may repurchase up to $100.0 million of our outstanding common stock. As of February 28, 2007, we had repurchased approximately 4.5 million shares of our outstanding common stock at an average price of $9.34 per share pursuant to this program.

We currently anticipate that our operating expenses will grow in absolute dollars for the foreseeable future, and we intend to fund our operating expenses primarily through cash flows from operations. Our capital expenditures are currently expected to be approximately $12.0 million to $16.0 million for the remainder of fiscal year 2007. We believe that our current cash, cash equivalents and short-term investments together with expected cash flows from operations will be sufficient to meet our anticipated cash requirements for working capital, capital expenditures and currently approved stock repurchases for at least the next 12 months.

TIBCO SOFTWARE INC.

Commitments

In June 2003, we purchased our corporate headquarters with a $54.0 million mortgage note to lower our operating costs. The principal balance of $33.9 million that will be remaining at the end of the ten-year term will be due as a final lump sum payment on July 1, 2013. Under the currently applicable terms of the mortgage note agreements, we are prohibited from acquiring another company without prior consent from the lender unless we maintain at least $300.0 million of cash or cash equivalents, and meet other non-financial terms as defined in the agreements. In addition, we are subject to certain non-financial covenants as defined in the agreements. We were in compliance with all covenants as of February 28, 2007.

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

We have a $20.0 million revolving line of credit that matures on June 20, 2007. The revolving line of credit is available for cash borrowings and for the issuance of letters of credit up to $20.0 million. As of February 28, 2007, no borrowings were outstanding under the facility and a $13.0 million irrevocable letter of credit was outstanding, leaving $7.0 million of available credit for additional letters of credit or cash borrowings. The $13.0 million irrevocable letter of credit outstanding was issued in connection with the mortgage note payable. The letter of credit automatically renews for successive one-year periods, until the mortgage note payable has been satisfied in full. We are required to maintain a minimum of $40.0 million in unrestricted cash, cash equivalents and short-term investments, net of total current and long-term indebtedness, as well as comply with other non-financial covenants defined in the agreement. As of February 28, 2007, we were in compliance with all covenants under the revolving line of credit.

As of February 28, 2007, we had $4.0 million in restricted cash in connection with bank guarantees issued by some of our international subsidiaries. The cash collateral is presented as restricted cash and included in Other Assets in our Condensed Consolidated Balance Sheets.

As of February 28, 2007, our contractual commitments associated with indebtedness, lease obligations and operational restructuring are as follows (in thousands):

	Total	Remainder of 2007	2008	2009	2010	2011	Thereafter
Operating commitments:
Debt principal	$47,881	$1,428	$1,990	$2,094	$2,203	$2,318	$37,848
Debt interest	13,481	1,804	2,318	2,215	2,106	1,991	3,047
Operating leases	32,048	5,413	6,456	5,436	4,308	3,431	7,004

Total operating commitments	93,410	8,645	10,764	9,745	8,617	7,740	47,899

Restructuring-related commitments:
Gross lease obligations	28,389	4,954	7,521	7,551	7,720	643	—
Estimated sublease income	(8,345)	(1,627)	(2,113)	(2,177)	(2,239)	(189)	—

Net restructuring-related commitment	20,044	3,327	5,408	5,374	5,481	454	—

Total commitments	$113,454	$11,972	$16,172	$15,119	$14,098	$8,194	$47,899

Future minimum lease payments under restructured non-cancelable operating leases are included in Accrued Excess Facilities Costs in our Condensed Consolidated Balance Sheets.

TIBCO SOFTWARE INC.

Indemnification

Our indemnification obligations are detailed in Note 7 to our Condensed Consolidated Financial Statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to the impact of interest rate changes and foreign currency fluctuations.

INTEREST RATE RISK

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. We invest excess cash in marketable debt instruments of the U.S. Government and its agencies, high-quality corporate debt securities, asset-backed and mortgage-backed debt securities, money market funds and obligations in foreign sovereigns and, by policy, limit the amount of credit exposure to any one issuer. We protect and preserve invested funds by limiting default, market and investment risk.

Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates, or we may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates. As of February 28, 2007, we had an investment portfolio of fixed income securities totaling $420.5 million, excluding those classified as cash and cash equivalents. Our investments consist primarily of marketable debt instruments of the U.S. Government and its agencies, high-quality corporate debt securities, asset-backed and mortgage-backed debt securities, money market funds and obligations in foreign sovereigns. These securities are classified as available-for-sale and are recorded on the balance sheets at fair market value with unrealized gains or losses reported as a separate component of stockholders’ equity. Unrealized losses are charged against income when a decline in fair market value is determined to be other-than-temporary. The specific identification method is used to determine the cost of securities sold.

A hypothetical 100 basis point increase in interest rates would result in an approximate $4.0 million decrease in the fair value of our available-for-sale debt securities as of February 28, 2007.

FOREIGN CURRENCY RISK

We conduct business in North America, South America, Asia Pacific and Japan and EMEA. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. The majority of sales are currently made in U.S. dollars; however, a strengthening of the dollar could make our products less competitive in foreign markets. We enter into forward contracts with financial institutions to manage our currency exposure related to net assets and liabilities denominated in foreign currencies. These forward contracts are generally settled monthly. We do not enter into derivative financial instruments for trading purposes.

TIBCO SOFTWARE INC.

As of February 28, 2007, we had five outstanding forward contracts with total notional amounts of $58.1 million, which are summarized as follows (in thousands):

	Notional Value Local Currency	Notional Value USD	Fair Value Gain (Loss) USD
Forward contracts (sold):
EURO	25,300	$33,381	$129
Australian Dollar	4,100	3,210	20
British Pound	6,200	12,062	92
Japanese Yen	140,000	1,202	(15)
South African Rand	61,000	8,283	114

		$58,138	$340

We are also exposed to foreign exchange rate fluctuations as we convert the financial statements of our foreign subsidiaries into U.S. dollars in consolidation. If there is a change in foreign currency exchange rates, the conversion of the foreign subsidiaries’ financial statements into U.S. dollars will lead to translation gains or losses which are recorded net as a component of other comprehensive income.

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

Our legal proceedings are detailed in Note 8 to our Condensed Consolidated Financial Statements.

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

Period-to-period comparisons of our operating results may not be a good indication of our future performance. Moreover, our operating results in some quarters have not in the past, and may not in the future, meet the expectations of stock market analysts and investors. This has in the past, and may in the future, cause our stock price to decline. As a result of the evolving nature of the markets in which we compete and the size of our customer agreements, we have difficulty accurately forecasting our revenue in any given period. In addition to the factors discussed elsewhere in this section, a number of factors may cause our revenue to fall short of our expectations, or those of stock market analysts and investors, or cause fluctuations in our operating results, including:

•	the announcement or introduction of new or enhanced products or services by our competitors;

•	the relatively long sales cycles for many of our products;

•	the tendency of some of our customers to wait until the end of a fiscal quarter or our fiscal year in the hope of obtaining more favorable terms;

•	the timing of our new products or product enhancements or any delays in such introductions;

•	the delay or deferral of customer implementations of our products;

•	changes in customer budgets and decision making processes that could affect both the timing and size of any transaction;

•	our dependence on large deals, which if such deals do not close, can greatly impact revenues for a particular quarter;

•	the timing, size and mix of orders from customers;

•	the deferral of license revenue to future periods due to the timing of the execution of an agreement or our ability to deliver the products;

•	the impact of our provision of services and customer-required contractual terms on our recognition of license revenue;

•	any difficulty we encounter in integrating acquired businesses, products or technologies;

•	the amount and timing of operating costs and capital expenditures relating to the expansion of our operations;

•	the impact of employee stock-based compensation costs on our earnings; and

•	changes in local, national and international regulatory requirements.

TIBCO SOFTWARE INC.

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

The stock market in general and the stock prices of technology companies in particular, have experienced volatility which has often been unrelated to the operating performance of any particular company or companies. During fiscal year 2006, our stock price fluctuated between a high of $9.70 and a low of $6.44, and during the first quarter of fiscal year 2007, our stock price fluctuated between a high of $10.45 and a low of $8.61. If market or industry-based fluctuations continue, our stock price could decline in the future regardless of our actual operating performance and investors could lose all or part of their investments.

Increases in services revenues as a percentage of total revenues may decrease overall margins.

We have in the past realized and may continue in the future to realize a higher percentage of revenues from services and maintenance on a combined basis. For example, in the first quarter of fiscal year 2007, our service and maintenance revenue represented 58% of our total revenue. Our profit margin for maintenance is higher than our profit margin for services, but both are lower than our license revenue profit margin. As a result, if services and maintenance revenues increase as a percentage of total revenues, our overall profit margin may decrease which could impact our stock price.

We must overcome significant competition in order to succeed.

The market for our products and services is extremely competitive and subject to rapid change. We compete with a variety of large and small providers of solutions for enterprise application integration, SOA, BPM, business optimization and MDM, including companies such as IBM, Oracle, Microsoft, BEA, SAP, Pegasystems and Software AG (assuming its acquisition of webMethods closes). We believe that of these companies, IBM has the potential to offer the most complete competitive set of products relative to our offerings. In addition, some of our competitors are expanding their competitive product offerings and market position through acquisitions and internal research and development. For example, Sun Microsystems acquired SeeBeyond in August 2005, potentially making Sun Microsystems a direct competitor of ours as well. BEA has also acquired companies that expand its offerings, such as Fuego, in March 2006, which potentially makes BEA a more direct competitor in BPM solutions. We expect additional competition from other established and emerging companies. We also face competition for certain aspects of our product and service offerings from major systems integrators. Further, we may face increasing competition from open source software initiatives, in which competitors provide software and intellectual property, typically without charging license fees. If customers choose such open source products over our proprietary software, our revenues and earnings could be adversely affected.

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

TIBCO SOFTWARE INC.

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

Our success depends in part on our ability to continually enhance and broaden our product offerings in response to changing technologies, customer demands and competitive pressures. We have in the past and may in the future, acquire complementary businesses, products or technologies. In this regard, we have made strategic acquisitions, including the acquisition of certain assets of Velosel Corporation and ObjectStar International Limited in 2005, and the acquisition of Staffware and General Interface Corporation in 2004. We do not know if we will be able to complete any subsequent acquisition or that we will be able to successfully integrate any acquired business, operate it profitably or retain its key employees. Integrating any newly acquired business, product or technology could be expensive and time-consuming, could disrupt our ongoing business and financial performance and could distract our management. In particular, integrating sales forces and strategies for marketing and sales has in the past required and will likely require in the future, substantial time, effort and expense, especially from our management team. Therefore, we might not be able, either immediately post-acquisition or ever, to replicate the pre-acquisition revenues achieved by companies that we acquire or achieve the benefits of the acquisition we anticipated in valuing the businesses, products or technologies we acquire. Furthermore, the costs of integrating acquired companies in international transactions can be particularly high, due to local laws and regulations. If we are unable to integrate any newly acquired entity, products or technology effectively, our business, financial condition and operating results would suffer. In addition, any amortization or impairment of acquired intangible assets, stock-based compensation or other charges resulting from the costs of acquisitions could harm our operating results.

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

We cannot accurately predict the impact of stock-based compensation cost on the trading price of our common stock.

On December 1, 2005, we adopted SFAS No. 123(R) which requires the measurement and recognition of compensation expense for all stock-based awards made to employees and directors based on estimated fair

TIBCO SOFTWARE INC.

values. As a result, starting with fiscal year 2006, our operating results contain a charge for stock-based compensation cost related to employee stock options. This charge is in addition to stock-based compensation cost we have recognized in prior periods related to non-employee stock options and business acquisitions. The application of SFAS No. 123(R) requires the use of an option-pricing model to determine the fair value of stock-based awards. This determination of fair value is affected by our stock price, as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, expected stock price volatility, expected term, risk-free interest rate and expected dividends. As a result of the adoption of SFAS No. 123(R), in fiscal year 2006, our earnings were lower than they would have been had we not been required to adopt SFAS No. 123(R). This will continue to be the case for future periods, and we cannot accurately predict the magnitude of this effect on our earnings in future periods. Further, we cannot predict what the impact will be on the trading price of our common stock as a result of the stock-based compensation costs we may record. Also, SFAS No. 123(R) requires that the tax benefit of stock option deductions relating to incentive stock options be recorded in the period of disqualifying disposition. This could result in significant fluctuations in our effective tax rate between accounting periods.

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

Although we use standardized license agreements designed to meet current revenue recognition criteria under generally accepted accounting principles, we must often negotiate and revise terms and conditions of these standardized agreements, particularly in larger license transactions. Negotiation of mutually acceptable terms and conditions can extend the sales cycle and, in certain situations, may require us to defer recognition of license revenue. While we believe that we are in compliance with Statement of Position 97-2, Software Revenue Recognition, as amended, the American Institute of Certified Public Accountants continues to issue implementation guidelines for these standards and the accounting profession continues to discuss a wide range of potential interpretations. Additional implementation guidelines, and changes in interpretations of such guidelines, could lead to unanticipated changes in our current revenue accounting practices that could cause us to defer the recognition of revenue to future periods or to recognize lower revenue and profits.

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

TIBCO SOFTWARE INC.

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

The Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) imposes duties on us, our executives and directors. We completed our fiscal year 2006 evaluation of the design and testing of effectiveness of our ICFR required to comply with the management certification and attestation by our independent registered public accounting firm as required by Section 404 of Sarbanes-Oxley. While our assessment, testing and evaluation of the design and operating effectiveness of our ICFR resulted in our conclusion that as of November 30, 2006, our ICFR was effective, we cannot predict the outcome of our testing in future periods. If we conclude in future periods that our ICFR is not effective, we may be required to change our ICFR to remediate deficiencies, investors may lose confidence in the reliability of our financial statements, and we may be subject to investigation and/or sanctions by regulatory authorities. Also, if we identify areas of our ICFR that require improvement, we could incur additional expenses to implement enhanced processes and controls to address such issues. Any such events could adversely affect our financial results and/or may result in a negative reaction in the stock market.

TIBCO SOFTWARE INC.

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

TIBCO SOFTWARE INC.

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

TIBCO SOFTWARE INC.

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

A significant portion of our net revenue and expenses are transacted in U.S. dollars. However, some of these activities are conducted in other currencies, primarily currencies in EMEA and Asia. As a response to the risks of changes in value of foreign currency denominated transactions, we may enter into foreign currency forward contracts or other instruments, the majority of which mature within approximately one month. Our foreign currency forward contracts reduce, but do not eliminate, the impact of currency exchange rate movements. For example, we do not execute forward contracts in all currencies in which we conduct business. Accordingly, such amounts denominated in foreign currencies may fluctuate in value and produce significant earnings and cash flow volatility.

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

TIBCO SOFTWARE INC.

Our agreement with Reuters places certain limitations on our ability to conduct our business.

Pursuant to the terms of the amended license, maintenance and distribution agreement with Reuters, we are permitted to market and sell our products, other than risk management and market data distribution products, directly and through third party resellers (other than specified resellers) to customers in the financial services market. The limitations on our ability to sell risk management and market data distribution products and on reselling through the specified resellers will continue through May 2008. While we currently do not offer any risk management and market data distribution solutions as part of our product offerings, if we were to develop any such products, we would have to rely on Reuters to sell those products in the financial services market until these restrictions end. Reuters is not required to help us sell any of these products in those markets, and Reuters may choose not to sell our products over our competitors’ products.

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

TIBCO SOFTWARE INC.

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

Note 8 to our Condensed Consolidated Financial Statements describes the litigation pending against us and our directors and officers. The uncertainty associated with substantial unresolved lawsuits could harm our business, financial condition and reputation. The defense of the lawsuits could result in the diversion of our management’s time and attention away from business operations, which could harm our business. Negative developments with respect to the lawsuits could cause our stock price to decline. In addition, although we are unable to determine the amount, if any, that we may be required to pay in connection with the resolution of the lawsuits by settlement or otherwise, any such payment could seriously harm our financial condition and liquidity.

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

TIBCO SOFTWARE INC.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

In December 2005, our Board of Directors approved an eighteen-month stock repurchase program pursuant to which we were authorized to repurchase up to $100.0 million of our outstanding common stock. In December 2006, the Audit Committee on behalf of our Board of Directors approved a new eighteen-month stock repurchase program pursuant to which we may repurchase up to $100.0 million of our outstanding common stock. In connection with approving the December 2006 stock repurchase program, the December 2005 stock repurchase program was terminated and the remaining authorized amount under the program was canceled. The remaining authorized amount for stock repurchases under the December 2006 stock repurchase program was approximately $58.2 million as of the end of the first quarter of fiscal year 2007.

(In thousands, except per share amounts)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
December 1, 2006 – January 4, 2007	1,000	$9.54	1,000	$90,455
January 5, 2007 – February 4, 2007	3,478	$9.28	3,478	$58,186
February 5, 2007 – March 4, 2007	—	—	—	$58,186

Total	4,478	$9.34	4,478	$58,186

ITEM 6.	EXHIBITS

3.1(1)	Certificate of Incorporation of Registrant.

3.2(2)	Bylaws of Registrant.

4.1(3)	Form of Registrant’s Common Stock Certificate.

10.1(4)#	1996 Stock Option Plan, as amended and restated.

31.1	Rule 13a-14(a) / 15d-14(a) Certification by Chief Executive Officer.

31.2	Rule 13a-14(a) / 15d-14(a) Certification by Chief Financial Officer.

32.1	Section 1350 Certification by Chief Executive Officer.

32.2	Section 1350 Certification by Chief Financial Officer.

#	Indicates management contract or compensatory plan or arrangement.
(1)	Incorporated by reference to an exhibit filed with the Registrant’s Registration Statement on Form 8-A, filed with the SEC on February 23, 2004.
(2)	Incorporated by reference to an exhibit filed with the Registrant’s Current Report on Form 8-K, filed with the SEC on April 11, 2006.
(3)	Incorporated by reference to an exhibit filed with the Registrant’s Registration Statement on Form S-1 (File No. 333-78195), filed with the SEC on June 18, 1999, as amended.
(4)	Incorporated by reference to an exhibit filed with the Registrant’s Annual Report on Form 10-K, filed with the SEC on February 9, 2007.

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
Sydney L. Carey Senior Vice President, Corporate Controller

Date: April 12, 2007

TIBCO SOFTWARE INC.

EXHIBIT INDEX

Exhibit No.	Description
3.1(1)	Certificate of Incorporation of Registrant.

3.2(2)	Bylaws of Registrant.

4.1(3)	Form of Registrant’s Common Stock Certificate.

10.1(4)#	1996 Stock Option Plan, as amended and restated.

31.1	Rule 13a-14(a) / 15d-14(a) Certification by Chief Executive Officer.

31.2	Rule 13a-14(a) / 15d-14(a) Certification by Chief Financial Officer.

32.1	Section 1350 Certification by Chief Executive Officer.

32.2	Section 1350 Certification by Chief Financial Officer.

#	Indicates management contract or compensatory plan or arrangement.
(1)	Incorporated by reference to an exhibit filed with the Registrant’s Registration Statement on Form 8-A, filed with the SEC on February 23, 2004.
(2)	Incorporated by reference to an exhibit filed with the Registrant’s Current Report on Form 8-K, filed with the SEC on April 11, 2006.
(3)	Incorporated by reference to an exhibit filed with the Registrant’s Registration Statement on Form S-1 (File No. 333-78195), filed with the SEC on June 18, 1999, as amended.
(4)	Incorporated by reference to an exhibit filed with the Registrant’s Annual Report on Form 10-K, filed with the SEC on February 9, 2007.