Form 10-Q
period 2007-06-03
TIBCO SOFTWARE INC
filed 2007-07-13
CIK 1085280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 3, 2007

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

The number of shares outstanding of the registrant’s Common Stock, $0.001 par value, as of July 9, 2007 was 199,507,718 shares.

TIBCO SOFTWARE INC.

TIBCO SOFTWARE INC.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except par value per share)

	May 31, 2007	November 30, 2006
Assets
Current assets:
Cash and cash equivalents	$288,529	$138,912
Short-term investments	181,572	400,658
Accounts receivable, net of allowances of $3,757 and $4,255	115,248	149,141
Prepaid expenses and other current assets	36,032	35,699

Total current assets	621,381	724,410
Property and equipment, net	112,231	113,787
Goodwill	275,472	274,442
Acquired intangible assets, net	47,596	55,072
Long term deferred income tax assets	21,437	21,437
Other assets	38,267	37,211

Total assets	$1,116,384	$1,226,359

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$9,672	$12,651
Accrued liabilities	61,468	74,347
Accrued excess facilities costs	5,042	4,251
Deferred revenue	104,708	102,269
Current portion of long-term debt	1,935	1,892

Total current liabilities	182,825	195,410

Accrued excess facilities costs, less current portion	14,584	18,150
Long-term deferred revenue	3,107	4,151
Long-term deferred income tax liabilities	10,254	11,439
Long-term debt, less current portion	45,476	46,453
Other long-term liabilities	5,006	4,749

Total liabilities	261,252	280,352

Commitments and contingencies (Note 7)

Minority interest	294	—

Stockholders’ equity:
Common stock, $0.001 par value; 1,200,000 shares authorized; 199,512 and 211,208 shares issued and outstanding	200	211
Additional paid-in capital	842,892	909,289
Accumulated other comprehensive income	11,746	10,809
Retained earnings	—	25,698

Total stockholders’ equity	854,838	946,007

Total liabilities and stockholders’ equity	$1,116,384	$1,226,359

See accompanying Notes to Condensed Consolidated Financial Statements.

TIBCO SOFTWARE INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share data)

	Three Months Ended May 31,		Six Months Ended May 31,
	2007	2006	2007	2006
Revenue:
License revenue	$54,926	$52,513	$107,111	$100,662
Service and maintenance revenue:
Service and maintenance	73,686	66,862	145,625	131,492
Reimbursable expenses	1,905	1,872	3,435	3,673

Total service and maintenance revenue	75,591	68,734	149,060	135,165

Total revenue	130,517	121,247	256,171	235,827

Cost of revenue:
License	4,730	3,434	8,801	7,343
Service	31,756	28,704	62,584	57,470

Total cost of revenue	36,486	32,138	71,385	64,813

Gross profit	94,031	89,109	184,786	171,014

Operating expenses:
Research and development	21,997	21,974	43,012	43,951
Sales and marketing	46,433	39,415	89,382	78,063
General and administrative	12,113	10,363	24,865	20,750
Amortization of acquired intangible assets	2,472	2,364	4,942	4,727

Total operating expenses	83,015	74,116	162,201	147,491

Income from operations	11,016	14,993	22,585	23,523
Interest income	5,716	4,970	12,106	9,356
Interest expense	(645)	(646)	(1,013)	(1,300)
Other income (expense), net	(302)	61	(1,567)	108

Income before provision for income taxes and minority interest	15,785	19,378	32,111	31,687
Provision for (benefit from) income taxes	6,561	(5,094)	12,484	1,614
Minority interest, net of tax	6	—	18	—

Net income	$9,218	$24,472	$19,609	$30,073

Net income per share:
Basic	$0.05	$0.12	$0.09	$0.14

Diluted	$0.04	$0.11	$0.09	$0.14

Shares used in computing net income per share:
Basic	204,575	209,777	206,487	210,177

Diluted	211,885	219,782	214,097	219,976

See accompanying Notes to Condensed Consolidated Financial Statements.

TIBCO SOFTWARE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended May 31,
	2007	2006
Operating activities
Net income	$19,609	$30,073
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	8,179	7,548
Depreciation of acquired intangible assets	7,753	7,388
Stock-based compensation	7,697	8,264
Tax benefits related to stock option plans, net	(66)	—
Minority interest, net of tax	18	—
Other non-cash adjustments, net	57	(20)
Changes in assets and liabilities:
Accounts receivable	33,430	1,336
Due from related parties, net	—	1,243
Prepaid expenses and other assets	(5,496)	(1,836)
Accounts payable	(2,942)	143
Accrued liabilities and excess facilities costs	(16,823)	(15,431)
Deferred revenue	1,177	7,058

Net cash provided by operating activities	52,593	45,766

Investing activities
Purchases of short-term investments	(131,265)	(290,536)
Maturities and sales of short-term investments	353,513	153,941
Purchases of private equity investments	(31)	(51)
Proceeds from private equity investments	618	—
Purchases of property and equipment	(6,586)	(5,139)
Restricted cash pledged as security	(37)	(1,331)

Net cash provided by (used in) investing activities	216,212	(143,116)

Financing activities
Proceeds from exercise of stock options	15,615	10,156
Proceeds from employee stock purchase program	898	1,061
Repurchases of the Company’s common stock	(142,777)	(33,982)
Excess tax benefits from stock-based compensation	6,918	—
Principal payments on long term debt	(934)	(888)
Proceeds from minority investors	189	—

Net cash used in financing activities	(120,091)	(23,653)

Effect of foreign exchange rate changes on cash and cash equivalents	903	1,942
Net increase (decrease) in cash and cash equivalents	149,617	(119,061)
Cash and cash equivalents at beginning of period	138,912	208,756

Cash and cash equivalents at end of period	$288,529	$89,695

Supplemental disclosures:
Income taxes paid	$5,727	$6,896

Interest paid	$1,221	$1,300

Supplemental disclosures of non-cash financing activities:
Non-cash contributions from minority investors	$85	$—

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

Our fiscal year ends on November 30th of each year. For purposes of presentation, we have indicated the second quarter of fiscal years 2007 and 2006 as ended on May 31, 2007 and 2006, respectively; whereas in fact, the second quarter of fiscal years 2007 and 2006 actually ended on June 3, 2007, and June 4, 2006, respectively. There were 91 days in the second quarter of both fiscal year 2007 and fiscal year 2006.

The Condensed Consolidated Financial Statements include the accounts of the Company and its wholly- and majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. For majority-owned subsidiaries, we reflect the minority interest of the portion we do not own on our Condensed Consolidated Balance Sheets between Total Liabilities and Stockholders’ Equity.

The results of operations for the three and six months ended May 31, 2007, are not necessarily indicative of the results that may be expected for the year ending November 30, 2007, or any other future period, and we make no representations related thereto.

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

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

In June 2006, the FASB issued Interpretation No. (“FIN”) 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”). This interpretation requires companies to determine whether it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit can be recorded in the financial statements. FIN 48 provides guidance on de-recognition, classification, accounting in interim periods and disclosure requirements for tax contingencies. FIN 48 is effective for fiscal years beginning after December 15, 2006 and is required to be adopted by TIBCO in the first quarter of fiscal year 2008. The differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption will be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. In addition, in May 2007, the FASB published FASB Staff Position No. FIN 48-1, Definition of Settlement in FASB Interpretation No. 48 (“FSP FIN 48-1”). FSP FIN 48-1 is an amendment to FIN 48. It clarifies how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. FSP FIN 48-1 is effective upon the initial adoption of FIN 48, and therefore will be adopted by us in the first quarter of fiscal year 2008. The actual impact of the adoption of FIN 48 and FSP FIN 48-1 on our results of operations and financial position will depend on facts and circumstances that exist on the date of adoption. We are currently assessing the impact of the adoption of FIN 48 and FSP FIN 48-1.

In the beginning of fiscal year 2007, we adopted SFAS No. 154, Accounting for Changes and Error Corrections, which had no material effect on our consolidated results of operations and financial position.

3.	INVESTMENTS IN MARKETABLE SECURITIES

Marketable securities, which are classified as available-for-sale, are summarized below as of May 31, 2007, and November 30, 2006 (in thousands):

	Purchased/ Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value	Cash and Cash Equivalents	Short-term Investments
As of May 31, 2007
U.S. Government debt securities	$44,492	$—	$(245)	$44,247	$—	$44,247
Corporate debt securities	61,089	1	(271)	60,819	—	60,819
Asset-backed securities	56,400	80	(160)	56,320	—	56,320
Mortgage-backed securities	20,269	1	(84)	20,186	—	20,186
Money market funds	2,189	—	—	2,189	2,189	—

	$184,439	$82	$(760)	$183,761	$2,189	$181,572

As of November 30, 2006
U.S. Government debt securities	$104,759	$97	$(313)	$104,543	$—	$104,543
Corporate debt securities	177,983	104	(370)	177,717	21,758	155,959
Asset-backed securities	90,223	272	(165)	90,330	—	90,330
Mortgage-backed securities	48,759	113	(49)	48,823	—	48,823
Obligations in foreign sovereigns	1,004	—	(1)	1,003	—	1,003
Money market funds	3,597	—	—	3,597	3,597	—

	$426,325	$586	$(898)	$426,013	$25,355	$400,658

Fixed income securities included in short-term investments above are summarized by their contractual maturities as follows (in thousands):

	May 31, 2007	November 30, 2006
Contractual maturities:
Less than one year	$53,576	$165,453
One to three years	127,996	235,205

	$181,572	$400,658

The maturities of asset-backed and mortgage-backed securities were allocated primarily based upon assumed prepayment forecasts utilizing interest rate scenarios and mortgage loan characteristics.

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The following table summarizes the net realized gains (losses) on short-term investments for the periods presented (in thousands):

	Three Months Ended May 31,		Six Months Ended May 31,
	2007	2006	2007	2006
Realized gains	$178	$20	$260	$25
Realized losses	(377)	(19)	(388)	(20)

Net realized gains (losses)	$(199)	$1	$(128)	$5

The following table summarizes the fair value and gross unrealized losses related to available-for-sale securities, aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position, as of May 31, 2007 (in thousands):

	Less than 12 months		More than 12 months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Government debt securities	$24,614	$(201)	$19,633	$(44)	$44,247	$(245)
Corporate debt securities	27,241	(182)	32,831	(89)	60,072	(271)
Asset-backed securities	20,280	(80)	10,780	(80)	31,060	(160)
Mortgage-backed securities	14,612	(60)	4,134	(24)	18,746	(84)

	$86,747	$(523)	$67,378	$(237)	$154,125	$(760)

The unrealized losses on our investments in the underlying securities listed above were caused by rising interest rates. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Because we have the ability and intent to hold these investments until a recovery of fair value, which may be at maturity, we do not consider these securities to be other-than-temporarily impaired as of May 31, 2007.

We have invested in privately held companies; such investments are classified as equity investments that are generally carried on a cost basis and are included in Other Assets. The carrying value of our equity investments is $1.0 million as of May 31, 2007, and $1.6 million as of November 30, 2006. No impairment losses were incurred in the periods presented.

4.	GOODWILL AND ACQUIRED INTANGIBLE ASSETS

The change in the carrying amount of goodwill for the six months ended May 31, 2007, was as follows (in thousands):

Balance as of November 30, 2006	$274,442
Foreign currency translation	1,030

Balance as of May 31, 2007	$275,472

Certain of our intangibles assets were recorded in foreign currencies, and therefore, the gross carrying amount and accumulated amortization are subject to foreign currency translation adjustments. The carrying values of our amortized acquired intangible assets as of May 31, 2007, and November 30, 2006, are as follows (in thousands):

	As of May 31, 2007			As of November 30, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technologies	$48,652	$(37,175)	$11,477	$48,515	$(34,279)	$14,236
Customer base	22,788	(15,458)	7,330	22,721	(13,561)	9,160
Patents/core technologies	16,589	(6,320)	10,269	16,500	(5,201)	11,299
Trademarks	5,420	(3,879)	1,541	5,398	(3,478)	1,920
Non-compete agreements	680	(630)	50	680	(597)	83
OEM customer royalty agreements	1,000	(1,000)	—	1,000	(917)	83
Maintenance agreements	25,770	(8,841)	16,929	25,549	(7,258)	18,291

	$120,899	$(73,303)	$47,596	$120,363	$(65,291)	$55,072

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Amortization of developed technologies is recorded in cost of revenue, while the amortization of other acquired intangible assets is included in operating expenses. The following summarizes the amortization expense of acquired intangible assets for the periods indicated (in thousands):

	Three Months Ended May 31,		Six Months Ended May 31,
	2007	2006	2007	2006
Amortization of acquired intangible assets:
In cost of revenue	$1,409	$1,330	$2,811	$2,661
In operating expense	2,472	2,364	4,942	4,727

Total	$3,881	$3,694	$7,753	$7,388

5.	ACCRUED EXCESS FACILITIES COSTS

The following is a summary of activities in accrued facilities restructuring costs for the six months ended May 31, 2007 (in thousands):

	Accrued Excess Facilities
	Headquarter Facilities	Staffware Integration	Total
As of November 30, 2006	$21,844	$557	$22,401
Cash utilized	(2,669)	(106)	(2,775)

As of May 31, 2007	$19,175	$451	$19,626

The remaining accrued facilities restructuring costs represent the estimated loss on abandoned excess facilities, net of estimated sublease income, which is expected to be paid over the next four years. As of May 31, 2007, $14.6 million of the $19.6 million accrued excess facilities costs were classified as long-term liabilities based on our current expectation that we will have to pay the remaining lease payments over the remaining term of the related leases.

6.	LONG TERM DEBT AND LINE OF CREDIT

Mortgage Note Payable

In connection with the purchase of our corporate headquarters in June 2003, we recorded a $54.0 million mortgage note payable to a financial institution collateralized by the commercial real property acquired. The balance on the mortgage note payable was $47.4 million and $48.3 million as of May 31, 2007, and November 30, 2006, respectively.

The mortgage note payable carries a 20-year amortization, and in the second quarter of fiscal year 2007, we amended the mortgage note payable such that it now carries a fixed annual interest rate of 5.50%. The $34.4 million principal balance that will be remaining at the end of the 10-year term will be due as a final lump sum payment on July 1, 2013. Under the currently applicable terms of the mortgage note agreements as amended in the second quarter of fiscal year 2007, we are prohibited from acquiring another company without prior consent from the lender unless we maintain at least $50.0 million of cash or cash equivalents and meet other non-financial terms as defined in the agreements. Prior to this amendment to the mortgage note agreements, we were prohibited from acquiring another company without prior consent from the lender unless we maintained at least $300.0 million of cash or cash equivalents. In addition, we are subject to certain non-financial covenants as defined in the agreements. We were in compliance with all covenants as of May 31, 2007.

Line of Credit

We have a $20.0 million revolving line of credit that matures on June 19, 2008. The revolving line of credit is available for cash borrowings and for the issuance of letters of credit up to $20.0 million. As of May 31, 2007, no borrowings were outstanding under the facility and a $13.0 million irrevocable letter of credit was outstanding, leaving $7.0 million of available credit for additional letters of credit or cash borrowings. The $13.0 million irrevocable letter of credit outstanding was issued in connection with the mortgage note payable. The letter of credit automatically renews for successive one-year periods, until the mortgage note payable has been satisfied in full. Pursuant to the revolving line of credit, we are required to

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

maintain a minimum of $40.0 million in unrestricted cash, cash equivalents and short-term investments, net of total current and long-term indebtedness, as well as comply with other non-financial covenants defined in the agreement. As of May 31, 2007, we were in compliance with all covenants under the revolving line of credit.

7.	COMMITMENTS AND CONTINGENCIES

Letters of Credit and Bank Guarantees

In connection with the mortgage note payable, we entered into an irrevocable letter of credit in the amount of $13.0 million. See Note 6. The letter of credit is collateralized by the line of credit and automatically renews for successive one-year periods until the mortgage note payable has been satisfied in full.

In connection with a facility lease, we have an irrevocable letter of credit in the amount of $4.5 million. The letter of credit automatically renews annually for the duration of the lease term, which expires in December 2010.

As of May 31, 2007, in connection with bank guarantees issued by some of our international subsidiaries, we had $3.3 million of restricted cash, which is included in Other Assets on our Condensed Consolidated Balance Sheets.

Prepaid Land Lease

In June 2003, we entered into a 51-year lease of the land upon which our corporate headquarters is located. The lease was paid in advance for a total of $28.0 million, but is subject to adjustments every 10 years based upon changes in fair market value. Should it become necessary, we have the option to prepay any rent increases due as a result of a change in fair market value. This prepaid land lease is being amortized using the straight-line method over the life of the lease; the portion to be amortized over the next 12 months is included in Prepaid Expenses and Other Current Assets, and the remainder is included in Other Assets on our Condensed Consolidated Balance Sheets.

Operating Commitments

At various locations worldwide, we lease office space and equipment under non-cancelable operating leases with various expiration dates through April 2015. Rental expense was $2.5 million and $2.1 million for the three month periods ended May 31, 2007 and 2006, respectively, and $4.8 million and $4.5 million for the six month periods ended May 31, 2007 and 2006, respectively.

As of May 31, 2007, contractual commitments associated with indebtedness and lease obligations were as follows (in thousands):

	Total	Remainder of 2007	2008	2009	2010	2011	Thereafter
Operating commitments:
Debt principal	$47,411	$929	$1,924	$2,033	$2,148	$2,269	$38,108
Debt interest	13,953	1,277	2,508	2,400	2,285	2,164	3,319
Operating leases	34,090	3,839	7,407	6,289	5,090	4,205	7,260

Total operating commitments	95,454	6,045	11,839	10,722	9,523	8,638	48,687

Restructuring-related commitments:
Gross lease obligations	26,563	3,126	7,523	7,551	7,720	643	—
Estimated sublease income	(7,780)	(1,059)	(2,114)	(2,178)	(2,240)	(189)	—

Net restructuring-related commitment	18,783	2,067	5,409	5,373	5,480	454	—

Total commitments	$114,237	$8,112	$17,248	$16,095	$15,003	$9,092	$48,687

Future minimum lease payments under restructured non-cancelable operating leases are included in Accrued Excess Facilities Costs in our Condensed Consolidated Balance Sheets.

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Derivative Instruments

We conduct business in North America, South America, Asia Pacific and Japan, and Europe, the Middle East and Africa (“EMEA”). As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or changes in economic conditions in foreign markets. The majority of our sales are currently made in U.S. dollars. We enter into forward contracts with financial institutions to manage our currency exposure related to net assets and liabilities denominated in foreign currencies. These forward contracts are generally settled monthly. Our forward contracts reduce, but do not eliminate, the impact of currency exchange rate movements. We do not enter into derivative financial instruments for trading purposes. Gains and losses on forward contracts are included in Other Income (Expense) in our Condensed Consolidated Statements of Operations. We had five outstanding forward contracts with total notional amounts of $56.1 million as of May 31, 2007, which are summarized as follows (in thousands):

	Notional Value Local Currency	Notional Value USD	Fair Value Gain (Loss) USD
Forward contracts (sold):
EURO	26,700	$35,910	$(53)
Australian Dollar	3,000	2,492	(30)
British Pound	7,200	14,257	(48)
Japanese Yen	160,000	1,314	8
South African Rand	15,000	2,112	(28)

		$56,085	$(151)

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

Securities Class Action Suit

In May 2005, three purported shareholder class action complaints were filed against us and several of our officers in the U.S. District Court for the Northern District of California. The plaintiffs in such actions are seeking to represent a class of purchasers of our common stock from September 21, 2004, through March 1, 2005. Plaintiffs generally allege that we made false or misleading statements concerning our operating results, our business and internal controls and the integration of Staffware plc (“Staffware”). The actions were consolidated and in September 2006, the U.S. District Court for the Northern District of California dismissed the litigation with prejudice. Plaintiffs have appealed the dismissal. Plaintiffs seek unspecified monetary damages. We intend to defend ourselves vigorously; however, we expect to incur significant costs in mounting such defense.

IPO Allocation Suit

We, certain of our directors and officers and certain investment bank underwriters have been named in a putative class action for violation of the federal securities laws in the U.S. District Court for the Southern District of New York (the “Court”), captioned “In re TIBCO Software Inc. Initial Public Offering Securities Litigation.” This is one of a number of cases challenging underwriting practices in the initial public offerings (each, an “IPO”) of more than 300 companies, which have been coordinated for pretrial proceedings as “In re Initial Public Offering Securities Litigation.” Plaintiffs generally allege that the underwriters engaged in undisclosed and improper underwriting activities, namely the receipt of excessive brokerage commissions and customer agreements regarding post-offering purchases of stock in exchange for allocations of IPO shares. Plaintiffs also allege that various investment bank securities analysts issued false and misleading analyst reports.

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

In 2004, a stipulation of Settlement (the “Settlement”) was submitted to the Court, and in 2005, the Court granted preliminary approval. Under the Settlement, we and our subsidiary Talarian would have been dismissed of all claims in exchange for a contingent payment guarantee by the insurance companies responsible for insuring us and Talarian as issuers. Class certification was a condition of the Settlement. After the Second Circuit Court of Appeals issued a ruling overturning class certification in six test cases for the coordinated proceedings, the Settlement was terminated in June 2007 by stipulation of the parties and order of the Court. It is uncertain whether there will be any revised or future settlement. If no settlement is achieved, we believe that we and Talarian have meritorious defenses and intend to defend the actions vigorously. However, the litigation results cannot be predicted at this point.

9.	STOCK BENEFIT PLANS AND STOCK-BASED COMPENSATION

Stock Benefit Plans

1996 Stock Option Plan. As of May 31, 2007, there were 29.0 million shares reserved for grant, 35.6 million shares underlying stock options, 2.2 million shares of restricted stock and 0.7 million shares underlying restricted stock units outstanding under the 1996 Stock Option Plan. We expect to continue granting a majority of our new equity grants from the reserved shares under this plan for the foreseeable future.

Talarian Stock Option Plans. As of May 31, 2007, there were no shares reserved for grant and approximately 28,000 shares underlying stock options outstanding under the Talarian stock option plans.

2000 Extensibility Stock Option Plan. As of May 31, 2007, no shares were reserved for grant and approximately 24,000 shares underlying stock options outstanding under the 2000 Extensibility Stock Option Plan.

1998 Director Option Plan. As of May 31, 2007, there were 2.1 million shares reserved for grant and 1.3 million shares underlying stock options outstanding under the 1998 Director Option Plan.

Employee Stock Purchase Program. We issued approximately 0.1 million shares under the Employee Stock Purchase Program (the “ESPP”), representing approximately $0.9 million in employee contributions for the six months ended May 31, 2007. Shares are reserved under the 1996 Stock Option Plan for future purchases under the ESPP.

Stock Options Activities

The summary of stock option activity for the six months ended May 31, 2007, is presented below (in thousands, except per share data):

	Number of Shares Underlying Stock	Weighted Average Exercise	Weighted- Average Remaining Contractual	Aggregate Intrinsic
Stock Options	Options	Price	Term (years)	Value
Outstanding at November 30, 2006	38,461	$8.09	6.16	$81,328

Granted	2,078	8.98
Exercised	(2,744)	5.69
Forfeited or expired	(927)	9.82

Outstanding at May 31, 2007	36,868	$8.28	5.70	$63,819

Vested and expected to vest at May 31, 2007	34,571	$8.31	5.61	$60,552

Exercisable at May 31, 2007	27,515	$8.48	5.26	$50,136

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The intrinsic value of exercised stock options is calculated based on the difference between the exercise price and the quoted market price of our common stock as of the close of the exercise date. The total intrinsic value of stock options exercised in the six months ended May 31, 2007 and 2006 was $9.7 million and $6.2 million, respectively. Upon the exercise of stock options, we issue common stock from our authorized shares. As of May 31, 2007, total unamortized stock-based compensation cost related to unvested stock options was $16.0 million, with the weighted-average recognition period of 2.07 years.

The total realized tax benefits attributable to stock options exercised were $1.4 million in the six months ended May 31, 2007.

Stock Awards Activities

Our nonvested stock awards are comprised of restricted stock and restricted stock units. A summary of the status for nonvested stock awards as of May 31, 2007, and activities during the six months ended May 31, 2007, is presented as follows (in thousands, except per share data):

	Restricted	Restricted Stock	Total Number of Shares Underlying Stock	Weighted- Average Grant-Date Fair
Nonvested Stock Awards	Stock	Units	Awards	Value
Nonvested at November 30, 2006	1,177	319	1,496	$7.34
Granted	1,071	385	1,456	$8.87
Vested	—	—	—	$—
Forfeited	(68)	(27)	(95)	$7.52

Nonvested at May 31, 2007	2,180	677	2,857	$8.10

We granted approximately 1.5 million shares of nonvested stock awards at no cost to recipients during the six months ended May 31, 2007. As of May 31, 2007, there was $13.8 million of total unrecognized compensation cost related to nonvested stock awards. That cost is expected to be recognized on a straight-line basis as the shares vest over four years (the weighted-average recognition period of 3.58 years). None of the stock awards vested during the six months ended May 31, 2007, and therefore the total fair value of the restricted stock and restricted stock units vested during the period is zero.

Stock-Based Compensation

Stock-based compensation cost for the three months ended May 31, 2007 and 2006 was $3.8 million and $3.7 million, respectively, and was $7.7 million and $8.3 million for the six months ended May 31, 2007 and 2006, respectively, which consisted primarily of stock-based compensation cost related to employee stock options recognized under SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123(R)”). The tax benefit on stock-based compensation for the three months ended May 31, 2007 and 2006 was $0.7 million and $0.4 million, respectively, and was $1.4 million and $1.0 million for the six months ended May 31, 2007 and 2006, respectively. We revised our ESPP effective from the purchase period beginning February 1, 2007. The revised ESPP is compensatory and is valued under the Black-Scholes option pricing model at each offering period. We recognize stock-based compensation cost on a straight-line basis over each six-month offering period.

We started granting restricted stock and restricted stock units to employees during the third quarter of fiscal year 2006. Approximately $0.7 million of employee stock-based compensation for the three months ended May 31, 2007, and $1.3 million of employee stock-based compensation for the six months ended May 31, 2007, was related to restricted stock and restricted stock units.

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Assumptions for Estimating Fair Value of Stock-Based Awards

We selected the Black-Scholes option pricing model as the most appropriate model for determining the estimated fair value for stock-based awards. The following table summarizes the assumptions used to value stock options granted in the respective periods:

	Three Months Ended May 31,		Six Months Ended May 31,
	2007	2006	2007	2006
Stock Option Grants:
Expected term of stock options (years)	4.6	4.3	4.4-4.6	4.3
Risk-free interest rate	4.64%	4.91%	4.64-4.68%	4.46-4.91%
Expected volatility	39%	40%	39%	40-43%
Weighted-average grant-date fair value (per share)	$3.55	$3.32	$3.55	$3.25
ESPP:
Expected term of ESPP (years)	n/a	n/a	0.5	n/a
Risk-free interest rate	n/a	n/a	5.16%	n/a
Expected volatility	n/a	n/a	34%	n/a
Weighted-average grant-date fair value (per share)	n/a	n/a	$2.35	n/a

10.	COMPREHENSIVE INCOME

Our comprehensive income includes net income and other comprehensive income (loss), which consists of unrealized gains and losses on available-for-sale securities and cumulative translation adjustments. A summary of the comprehensive income for the periods indicated is as follows (in thousands):

	Three Months Ended May 31,		Six Months Ended May 31,
	2007	2006	2007	2006
Net income, as reported	$9,218	$24,472	$19,609	$30,073
Other comprehensive income (loss):
Unrealized gain (loss) on investments, net of tax	(716)	66	(364)	121
Foreign currency translation adjustment, net of tax	3,449	14,966	1,301	17,893

Comprehensive income	$11,951	$39,504	$20,546	$48,087

The balances of each component of accumulated other comprehensive income, net of taxes, as of May 31, 2007, and November 30, 2006, consist of the following (in thousands):

	Unrealized Gain (Loss) in Available-for-sale Securities	Foreign Currency Translation	Accumulated Other Comprehensive Income
Balance as of November 30, 2006	$(313)	$11,122	$10,809
Net change during six month period	(364)	1,301	937

Balance as of May 31, 2007	$(677)	$12,423	$11,746

11.	MINORITY INTEREST

In the first quarter of fiscal year 2007, we established a joint venture in South Africa, TS Innovations Limited (“Innovations”), with a local South Africa corporation, to assist with our sales efforts as well as to provide consulting services and training to our customers in the Sub-Saharan Africa region. For the six months ended May 31, 2007, Innovations had total assets of $3.2 million and total revenues of $1.1 million. As of May 31, 2007, we owned a 74.9% interest in the joint venture. Because of this majority interest, our Condensed Consolidated Financial Statements include the balance sheets, results of operations and cash flows of Innovations, net of intercompany charges. We therefore eliminated 25.1% of financial results that pertain to the minority interest; the eliminated amount was reported as a separate line in our Condensed Consolidated Statements of Operations and Balance Sheets.

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

12.	PROVISION FOR INCOME TAXES

The effective tax rate of 41.6% for the three months ended May 31, 2007, differs from the statutory rate of 35% primarily due to the tax impact of certain stock compensation charges under SFAS No. 123(R), state income taxes and additional U.S. taxes on repatriated U.K. earnings which was partially offset by research and development credits. The effective tax rate of negative 26.3% for the three months ended May 31, 2006, differs from the statutory rate of 35% primarily due to the release of valuation allowance and the reversal of tax reserves related to certain U.K. interest expense deductions. Both items were treated on a discrete basis for the same quarter last year. The favorable rate impact was partially offset by the tax impact of certain stock compensation charges under SFAS No. 123(R), state income taxes and additional U.S. taxes on repatriated U.K. earnings.

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

We assess the likelihood that we will be able to recover our deferred tax assets. We consider all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. If it is not more likely than not that we will recover our deferred tax assets, we will increase our provision for taxes by recording a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable. As a result of our analysis of all available evidence, both positive and negative, as of May 31, 2007, it was considered more likely than not that our deferred tax assets would be realized with the exception of certain capital loss and foreign tax credit carryovers as we cannot forecast sufficient future capital gains or foreign source income to realize these deferred tax assets. The remaining valuation allowance of approximately $10.7 million as of May 31, 2007, will result in an income tax benefit if and when we conclude it is more likely than not that the related deferred tax assets will be realized.

As of May 31, 2007, we believed that the amount of deferred tax assets recorded on our balance sheet would ultimately be recovered. However, should there be a change in our ability to recover our deferred tax assets, our tax provision would increase in the period in which we determine that it is more likely than not that we cannot recover our deferred tax assets.

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

While we do not expect any impact to the effective tax rate for U.S. non-qualified stock option, restricted stock or restricted stock units expense due to the adoption of SFAS No. 123(R), the effective tax rate has been and may continue to be negatively impacted by foreign stock option expense that may not be deductible in the foreign jurisdictions. Also, SFAS No. 123(R) requires that the tax benefit of stock option deductions relating to incentive stock options be recorded in the period of disqualifying disposition. This could result in significant fluctuations in our effective tax rate between accounting periods.

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

13.	NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share for the periods indicated (in thousands, except per share data):

	Three Months Ended May 31,		Six Months Ended May 31,
	2007	2006	2007	2006
Net income	$9,218	$24,472	$19,609	$30,073

Weighted-average shares of common stock used to compute basic net income per share (excluding unvested restricted stock)	204,575	209,777	206,487	210,177
Effect of dilutive common stock equivalents:
Stock options to purchase common stock	6,910	10,005	7,239	9,799
Restricted common stock awards	400	—	371	—

Weighted-average shares of common stock used in computing diluted net income per share	211,885	219,782	214,097	219,976

Basic net income per share	$0.05	$0.12	$0.09	$0.14

Diluted net income per share	$0.04	$0.11	$0.09	$0.14

The following potential common stock equivalents are not included in the diluted net income per share calculation above, because their effect was anti-dilutive for the periods indicated (in thousands):

	Three Months Ended May 31,		Six Months Ended May 31,
	2007	2006	2007	2006
Stock options to purchase common stock	13,080	13,087	12,881	20,576

14.	SEGMENT INFORMATION

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

Our revenue by geographic region, based on the location at which each sale originates, is summarized as follows (in thousands):

	Three Months Ended May 31,		Six Months Ended May 31,
	2007	2006	2007*	2006
Americas:
United States	$56,496	$58,375	$111,798	$116,782
Other Americas	2,758	2,324	5,016	4,269

Total Americas	59,254	60,699	116,814	121,051

EMEA:
United Kingdom	16,549	18,139	35,343	28,288
Other EMEA	34,666	26,518	74,419	59,347

Total EMEA	51,215	44,657	109,762	87,635

Asia Pacific and Japan	20,048	15,891	29,595	27,141

	$130,517	$121,247	$256,171	$235,827

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

*	Certain amounts previously reported in the first quarter of fiscal year 2007 by geographic region have been revised. These revised revenue allocations have been reflected in the six months ended May 31, 2007 above.

No customer accounted for more than 10% of total revenue for the three and six months ended May 31, 2007 and 2006, respectively. No customer had a balance in excess of 10% of our net accounts receivable at May 31, 2007, or November 30, 2006.

Our property and equipment by major country are summarized as follows (in thousands):

	May 31, 2007	November 30, 2006
Property and equipment, net:
United States	$104,239	$105,591
United Kingdom	3,601	4,028
Other	4,391	4,168

	$112,231	$113,787

15.	STOCK REPURCHASE PROGRAMS

In December 2006, the Audit Committee on behalf of our Board of Directors approved an eighteen-month stock repurchase program pursuant to which we were authorized to repurchase up to $100.0 million of our outstanding common stock. In April 2007, our Board of Directors approved a new stock repurchase program pursuant to which we may repurchase up to $300.0 million of our outstanding common stock from time to time in the open market or through privately negotiated transactions. In connection with approving the April 2007 stock repurchase program, the December 2006 stock repurchase program was terminated and the remaining authorized amount of $58.2 million under the December 2006 stock repurchase program was canceled.

All repurchased shares of common stock have been retired. The following table summarizes the activities under the stock repurchase programs for the periods indicated (in thousands, except per share data):

	Three Months Ended May 31,		Six Months Ended May 31,
	2007	2006	2007	2006
Cash used for repurchases	$100,963	$20,762	$142,777	$33,982

Shares repurchased	11,067	2,500	15,545	4,200

Average price per share	$9.12	$8.30	$9.18	$8.09

In connection with the repurchase activities during the six months ended May 31, 2007, we classified $45.3 million of the excess purchase price over the par value of our common stock to retained earnings and $97.5 million to additional paid-in capital.

16.	SUBSEQUENT EVENTS

On June 5, 2007, the Company acquired Spotfire Holdings, Inc. (“Spotfire”), a privately held company headquartered in Massachusetts and a leading provider of next generation business intelligence software. Pursuant to an Agreement and Plan of Merger (the “Merger Agreement”), TIBCO acquired all the outstanding equity excluding the unvested options of Spotfire for approximately $190.0 million in cash plus transaction costs. In addition, pursuant to the Merger Agreement, each unvested option of Spotfire was canceled and substituted with an option to purchase TIBCO common stock (each, a “Substitute Option”). We granted approximately 887,000 shares of Substitute Options on the closing date of the acquisition. The total fair value of the Substitute Options will be classified as stock-based compensation and expensed over the remaining vesting period of the underlying awards. As a result of the acquisition, we also assumed facilities leases in and outside of the U.S. and liabilities and commitments of Spotfire. The purchase price allocation will depend upon the completion of our integration plan.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements relate to expectations concerning matters that are not historical facts. Words such as “projects,” “believes,” “anticipates,” “plans,” “expects,” “intends,” and similar words and expressions are intended to identify forward-looking statements. These forward-looking statements include, but are not limited to: the mix of our revenues between license, service and maintenance revenues; the effect of stock-based compensation on our financial results; our financing plans and capital requirements; our revenues and costs of revenues; our expenses and expenditures; our potential tax benefit or liabilities; the effect of recent accounting pronouncements and related interpretations; our investments, foreign currency risk, concentration of credit risk, debt service and principal repayment obligations; cash flows and our ability to finance operations from cash flows; seasonality in our business; the dependence of our license revenue on the timing and number of license deals; and other similar matters. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, these expectations or any of the forward-looking statements could prove to be incorrect, and actual results could differ materially from those projected or assumed in the forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to risks and uncertainties, including, but not limited to, the factors set forth in Part II, Item 1A. “Risk Factors” of this Quarterly Report on Form 10-Q. All forward-looking statements and reasons why results may differ included in this Quarterly Report on Form 10-Q are made as of the date hereof, and we assume no obligation to update any such forward-looking statements or reasons why actual results may differ.

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

In the beginning of the third quarter of fiscal year 2007, we acquired Spotfire, a leading provider of next-generation business intelligence software with approximately 200 employees worldwide. The addition of Spotfire’s software is a natural extension of our business strategy that allows us to offer customers next-generation business intelligence solutions for faster data access and analysis. The results of Spotfire’s operations will be included in our results of operations beginning on June 5, 2007 and will have a significant impact on our revenue, cost of revenue and operating expenses for the second half of fiscal year 2007. Unless otherwise explicitly indicated, the information in this Quarterly Report on Form 10-Q does not reflect the impact of our acquisition of Spotfire.

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

Our revenue is generally derived from a diverse customer base. No single customer represented greater than 10% of total revenue for the three and six months ended May 31, 2007 or 2006. As of May 31, 2007, no single customer had a balance in excess of 10% of our net accounts receivable. We establish allowances for doubtful accounts based on our evaluation of collectibility and an allowance for returns and discounts based on specifically identified credits and historical experience.

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

RESULTS OF OPERATIONS

For purposes of presentation, we have indicated the second quarter of fiscal years 2007 and 2006 as ended on May 31, 2007 and 2006, respectively; whereas in fact, the second quarter of fiscal years 2007 and 2006 actually ended on June 3, 2007, and June 4, 2006, respectively. All amounts presented in the tables in the following sections on Results of Operations are stated in thousand of dollars, except for percentages and unless otherwise stated.

The following table sets forth the components of our results of operations as percentages of total revenue for the periods indicated:

	Three Months Ended May 31,		Six Months Ended May 31,
	2007	2006	2007	2006
Revenue:
License revenue	42%	43%	42%	43%
Service and maintenance revenue:
Service and maintenance revenue	57	55	57	56
Reimbursable expenses	1	2	1	1

Total service and maintenance revenue	58	57	58	57

Total revenue	100	100	100	100

Cost of revenue:
License	4	3	3	3
Service and maintenance	24	24	24	24

Total cost of revenue	28	27	27	27

Gross profit	72	73	73	73

Operating expenses:
Research and development	17	18	17	19
Sales and marketing	36	32	35	33
General and administrative	9	9	10	9
Amortization of acquired intangible assets	2	2	2	2

Total operating expenses	64	61	64	63

Income from operations	8	12	9	10
Interest income	4	4	5	4
Interest expense	—	—	—	—
Other income (expense), net	—	—	(1)	—

Income before provision for income taxes and minority interest	12	16	13	14
Provision for (benefit from) income taxes	5	(4)	5	1
Minority interest, net of tax	—	—	—	—

Net income	7%	20%	8%	13%

Total Revenue

Our total revenue consisted primarily of license, consulting and maintenance fees from our customers and partners.

	Three Months Ended May 31,			Six Months Ended May 31,
	2007	2006	Change	2007	2006	Change
Total revenue	$130,517	$121,247	8%	$256,171	$235,827	9%

Total revenue for the second quarter of fiscal year 2007 compared to the same quarter last year increased by $9.3 million or 8%. The increase was comprised of a $6.9 million or 10% increase in service and maintenance revenue and a $2.4 million or 5% increase in license revenue. Total revenue for the first half of fiscal year 2007 compared to the same period last year increased by $20.3 million or 9%.

Our products are licensed by companies worldwide in diverse industries, and a high percentage of our customers are from the financial service and telecommunication sectors.

For the first half of fiscal year 2007, we experienced growth in total revenue in EMEA and Asia Pacific and Japan compared to the same period last year. See Note 14 to our Condensed Consolidated Financial Statements for amounts of total revenue by region. The percentages of total revenue from the geographic regions are summarized as follows:

	Three Months Ended May 31,		Six Months Ended May 31,
	2007	2006	2007	2006
Americas	46%	50%	46%	51%
EMEA	39	37	43	37
Asia Pacific and Japan	15	13	11	12

	100%	100%	100%	100%

License Revenue and Cost

	Three Months Ended May 31,			Six Months Ended May 31,
	2007	2006	Change	2007	2006	Change
License revenue	$54,926	$52,513	5%	$107,111	$100,662	6%
As percent of total revenue	42%	43%		42%	43%
Cost of license revenue	$4,730	$3,434	38%	$8,801	$7,343	20%
As percent of total revenue	4%	3%		3%	3%
As percent of license revenue	9%	7%		8%	7%

License revenue increased $2.4 million or 5% for the second quarter of fiscal year 2007 compared to the same quarter last year, and increased $6.4 million or 6% for the first half of fiscal year 2007 compared to the same period last year. The increase was primarily due to increased revenue in EMEA and Asia Pacific and Japan.

Our license revenue in a particular period is dependent upon the timing and number of license deals and their relative size. Selected data about our license revenue deals recognized for the respective periods is summarized as follows:

	Three Months Ended May 31,		Six Months Ended May 31,
	2007	2006	2007	2006
Number of license deals of $1.0 million or more	12	14	25	27
Number of license deals over $0.1 million	73	92	148	153
Average size of license deals over $0.1 million (in millions)	$0.7	$0.5	$0.7	$0.6

We currently expect the number of license transactions over $100,000 to increase for the remainder of fiscal year 2007, while the size and timing of any particular multi-million dollar deal cannot be reasonably forecasted.

Cost of license revenue mainly consisted of royalty costs and amortization of developed technology acquired through corporate acquisitions. Cost of license revenue increased by $1.3 million or 38% for the second quarter of fiscal year 2007 compared to the same quarter last year. The increase in absolute dollars in cost of license revenue for the second quarter of fiscal year 2007 compared to the same quarter last year resulted primarily from an increase of $1.2 million in royalty costs as well as an increase of $0.1 million in amortization expenses associated with acquired technologies.

For the first half of fiscal year 2007 compared to the same period last year, cost of license revenue increased by $1.5 million or 20% while remaining at 3% of total revenue. The increase in absolute dollars in cost of license revenue for the first half of fiscal year 2007 compared to the same period last year resulted primarily from an increase of $1.3 million in royalty costs as well as an increase of $0.2 million in amortization expenses associated with acquired technologies. The amount of royalty cost we incur is primarily dependent on the mix of products that we sell and will fluctuate from time to time.

Service and Maintenance Revenue and Cost

	Three Months Ended May 31,			Six Months Ended May 31,
	2007	2006	Change	2007	2006	Change
Service and maintenance revenue	$75,591	$68,734	10%	$149,060	$135,165	10%
As percent of total revenue	58%	57%		58%	57%
Cost of service and maintenance	$31,756	$28,704	11%	$62,584	$57,470	9%
As percent of total revenue	24%	24%		24%	24%
As percent of service and maintenance revenue	42%	42%		42%	43%

Service and maintenance revenue increased $6.9 million or 10% for the second quarter of fiscal year 2007 compared to the same quarter last year. For the first half of fiscal year 2007, service and maintenance revenue increased $13.9 million or 10% compared to the same period last year. These increases were primarily due to growth in our installed software base.

Cost of service and maintenance consists primarily of compensation for professional services, customer support personnel and third-party contractors and associated expenses related to providing consulting services.

The cost of service and maintenance increased by $3.1 million or 11% for the second quarter of fiscal year 2007 compared to the same quarter last year, which was primarily due to the relative proportion of personnel costs. The increase in absolute dollars for the second quarter of fiscal year 2007 compared to the same quarter last year resulted primarily from a $1.7 million increase in employee-related expenses, a $0.8 million increase in subcontractors costs, a $0.3 million increase in facilities expenses and a $0.3 million increase in information technology related expenses.

Cost of service and maintenance increased $5.1 million or 9% for the first half of fiscal year 2007 compared to the same period last year. The increase in absolute dollars for the first half of fiscal year 2007 compared to the same period last year resulted primarily from a $4.0 million increase in employee-related expenses, a $0.7 million increase in subcontractors costs and a $0.3 million increase in facilities expenses.

Research and Development Expenses

Research and development expenses consisted primarily of personnel compensation, including stock-based compensation cost, third-party contractor fees and related costs associated with the development and enhancement of our products.

	Three Months Ended May 31,			Six Months Ended May 31,
	2007	2006	Change	2007	2006	Change
Research and development expenses	$21,997	$21,974	0%	$43,012	$43,951	(2)%
As percent of total revenue	17%	18%		17%	19%

Overall research and development expenses remained consistent for the second quarter of fiscal year 2007 compared to the same quarter last year with a $0.7 million increase in consulting expenses offset by a $0.4 million decrease in personnel expenses and a $0.3 million decrease in other expenses.

For the first half of fiscal year 2007 compared to the same period last year, research and development expenses decreased by $0.9 million or 2%, resulting primarily from a decrease of $0.3 million in employee-related costs and activities, a $0.2 million decrease in travel expenses, a $0.2 million decrease in stock-based compensation and a $0.2 million decrease in other expenses.

Sales and Marketing Expenses

Sales and marketing expenses consisted primarily of personnel compensation including sales commissions and stock-based compensation cost and the cost of marketing programs, such as customer conferences, promotional materials, trade shows and advertising and related travel expenses.

	Three Months Ended May 31,			Six Months Ended May 31,
	2007	2006	Change	2007	2006	Change
Sales and marketing expenses	$46,433	$39,415	18%	$89,382	$78,063	14%
As percent of total revenue	36%	32%		35%	33%

The $7.0 million or 18% increase in sales and marketing expenses for the second quarter of fiscal year 2007 compared to the same quarter last year was primarily due to a $5.8 million increase in employee-related costs, a $1.0 million increase in travel expenses and a $0.9 million increase in expenses related to marketing programs. These increases were offset by a $0.9 million decrease in consulting expenses for the quarter.

The $11.3 million or 14% increase in sales and marketing expenses for the first half of fiscal year 2007 compared to the same period last year was primarily due to a $10.2 million increase in employee-related expenses, a $0.8 million increase in expenses related to marketing programs and a $0.7 million increase in travel expenses. These increases were offset by a $0.6 million decrease in consulting expenses for the first half of fiscal year 2007.

General and Administrative Expenses

General and administrative expenses consisted primarily of personnel costs and related costs for general corporate functions including executive, legal, finance, accounting and human resources, and also included accounting, tax and legal fees and charges.

	Three Months Ended May 31,			Six Months Ended May 31,
	2007	2006	Change	2007	2006	Change
General and administrative expenses	$12,113	$10,363	17%	$24,865	$20,750	20%
As percent of total revenue	9%	9%		10%	9%

General and administrative expenses increased by $1.8 million or 17% for the second quarter of fiscal year 2007 compared to the same quarter last year, primarily due to a $1.2 million increase in fees and charges, and professional fees of $0.7 million incurred in connection with terminated merger activity.

The $4.1 million or 20% increase in general and administrative expenses for the first half of fiscal year 2007 compared to the same period last year was primarily due to a $2.2 million increase in fees and charges, a $1.1 million increase in employee-related costs, professional fees of $0.7 million incurred in connection with terminated merger activity and a $0.6 million increase in consulting expenses. These increases were offset by a $0.4 million decrease in facilities related expenses for the first half of fiscal year 2007.

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

	Three Months Ended May 31,			Six Months Ended May 31,
	2007	2006	Change	2007	2006	Change
Amortization of acquired intangible assets:
Cost of revenue	$1,409	$1,330		$2,811	$2,661
Operating expenses	2,472	2,364		4,942	4,727

Total amortization of acquired intangible assets	$3,881	$3,694	5%	$7,753	$7,388	5%

As percent of total revenue	3%	3%		3%	3%

Stock-Based Compensation

The stock-based compensation cost was included in the Condensed Consolidated Statements of Operations corresponding to the same functional lines as cash compensation paid to the same employees, as follows:

	Three Months Ended May 31,			Six Months Ended May 31,
	2007	2006	Change	2007	2006	Change
Stock-based compensation, included in:
Cost of license	$11	$11		$19	$26
Cost of service and maintenance	566	520		1,039	1,151

Total in cost of revenue	577	531		1,058	1,177

Research and development	925	896		1,793	2,018
Sales and marketing	1,150	1,030		2,370	2,371
General and administrative	1,109	1,219		2,476	2,698

Total in operating expenses	3,184	3,145		6,639	7,087

Total stock-based compensation	$3,761	$3,676	2%	$7,697	$8,264	(7)%

As percent of total revenue	3%	3%		3%	4%

Interest Income

	Three Months Ended May 31,			Six Months Ended May 31,
	2007	2006	Change	2007	2006	Change
Interest income	$5,716	$4,970	15%	$12,106	$9,356	29%
As percent of total revenue	4%	4%		5%	4%

The increase in interest income for the second quarter and the first half of fiscal year 2007 compared to the same respective periods last year was primarily due to interest income received from higher investment yields and higher average investments. We anticipate that the use of cash for our recent Spotfire acquisition as well as our stock repurchase program will result in an overall decrease in interest income for the second half of fiscal year 2007.

Interest Expense

	Three Months Ended May 31,			Six Months Ended May 31,
	2007	2006	Change	2007	2006	Change
Interest expense	$645	$646	—%	$1,013	$1,300	(22)%
As percent of total revenue	—%	—%		—%	—%

Interest expense was primarily related to a $54.0 million mortgage note issued in connection with the purchase of our corporate headquarters. The mortgage note is payable to a financial institution collateralized by the commercial real property acquired and carries a fixed annual interest rate of 5.50% and a 20-year amortization. The balance of the mortgage note as of May 31, 2007, was $47.4 million. The $34.4 million principal balance that will be remaining at the end of the 10-year term will be due as a final lump sum payment on July 1, 2013. See Note 6 to our Condensed Consolidated Financial Statements for further detail on the mortgage note payable. Interest expense decreased by $0.3 million for the first half of fiscal year 2007 compared to the same period last year, which resulted primarily from a release of a transaction tax reserve due to a favorable tax ruling.

Other Income (Expense), Net

Other income (expense) included realized gains and losses on investments, foreign exchange gain (loss) and other miscellaneous income and expense items.

	Three Months Ended May 31,				Six Months Ended May 31,
	2007	2006	Change		2007	2006	Change
Other income (expense), net:
Foreign exchange gain (loss)	$(163)	$(10)			$(1,636)	$115
Realized gain (loss) on short-term investments	(199)	1			(128)	5
Other income (expense), net	60	70			197	(12)

Total other income (expense), net	$(302)	$61	*	%	$(1,567)	$108	*	%

As percent of total revenue	—%	—%			(1)%	—%

*	The percentage has been omitted as it is not meaningful for comparison purposes.

The decrease in other income (expense) in absolute dollars for the second quarter and the first half of fiscal year 2007 compared to the same respective periods last year was due to unfavorable exchange rates on foreign currency transactions as well as the sale of short-term investments at a loss to fund our stock repurchase program during the first quarter of fiscal year 2007.

Provision for Income Taxes

	Three Months Ended May 31,				Six Months Ended May 31,
	2007	2006	Change		2007	2006	Change
Provision for (benefit from) income taxes	$6,561	$(5,094)	*	%	$12,484	$1,614	*	%
Effective tax rate	42%	(26)%			39%	5%

*	The percentage has been omitted as it is not meaningful for comparison purposes.

The effective tax rate of 41.6% for the three months ended May 31, 2007, differs from the statutory rate of 35% primarily due to the tax impact of certain stock compensation charges under SFAS No. 123(R), state income taxes and additional U.S. taxes on repatriated U.K. earnings which was partially offset by research and development credits. The effective tax rate of negative 26.3% for the three months ended May 31, 2006, differs from the statutory rate of 35% primarily due to the release of valuation allowance and the reversal of tax reserves related to certain U.K. interest expense deductions. Both items were treated on a discrete basis in the same quarter last year. The favorable rate impact was partially offset by the tax impact of certain stock compensation charges under SFAS 123(R), state income taxes and additional U.S. taxes on repatriated U.K. earnings.

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

We assess the likelihood that we will be able to recover our deferred tax assets. We consider all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. If it is not more likely than not that we will recover our deferred tax assets, we will increase our provision for taxes by recording a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable. As a result of our analysis of all available evidence, both positive and negative, as of May 31, 2007, it was considered more likely than not that our deferred tax assets would be realized with the exception of certain capital loss and foreign tax credit carryovers. The remaining valuation allowance of approximately $10.7 million as of May 31, 2007, will result in an income tax benefit if and when we conclude it is more likely than not that the related deferred tax assets would be realized.

As of May 31, 2007, we believed that the amount of the deferred tax assets recorded on our balance sheet would ultimately be recovered. However, should there be a change in our ability to recover our deferred tax assets, our tax provision would increase in the period in which we determine that it is more likely than not that we cannot recover our deferred tax assets.

Minority Interest, Net of Tax

Minority interest represents the portion of net income belonging to minority stockholders of our consolidated subsidiaries.

	Three Months Ended May 31,				Six Months Ended May 31,
	2007	2006	Change		2007	2006	Change
Minority interest, net of tax	$6	$—	*	%	$18	$—	*	%
As percent of total revenue	—%	—%			—%	—%

*	The percentage has been omitted as it is not meaningful for comparison purposes.

Minority Interest is detailed in Note 11 to our Condensed Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

Current Cash Flows

As of May 31, 2007, we had cash, cash equivalents and short-term investments totaling $470.1 million, representing a decrease of $69.5 million from November 30, 2006. Our total cash and cash equivalents balance was $288.5 million as of May 31, 2007. As of May 31, 2007, our short-term available-for-sale investments totaled $181.6 million, primarily consisting of high grade corporate bonds, U.S. government debt, asset-backed and mortgage-backed securities and money market funds. Subsequent to the second quarter ended May 31, 2007, we funded the Spotfire acquisition for approximately $190.0 million in cash plus related transaction costs.

Net cash provided by operating activities for the six months ended May 31, 2007, was $52.6 million, resulting from net income of $19.6 million, adjusted for $23.6 million in non-cash charges and $9.3 million net change in assets and liabilities. The non-cash charges included depreciation and amortization, stock-based compensation cost, deferred income tax and tax benefits from employee stock options, less excess tax benefits from stock-based compensation recorded on financing activities. Net change in assets and liabilities included a decrease in accounts receivable due to significant cash collections for the first half of fiscal year 2007 resulting from a strong revenue quarter in the fourth quarter of fiscal year 2006, an increase in other assets due to the payment of Spotfire transaction costs and the Company’s annual corporate insurance premium, a decrease in accrued liabilities due to the fiscal year 2006 corporate annual bonus and commission payments and decreases in accounts payable.

To the extent that non-cash items increase or decrease our future operating results, there will be no corresponding impact on our cash flows. After excluding the effects of these non-cash charges, the primary changes in cash flows relating to operating activities resulted from changes in working capital. Our primary source of operating cash flows is the collection of accounts receivable from our customers, including maintenance which is typically billed annually in advance. Our operating cash flows are also impacted by the timing of payments to our vendors for accounts payable and other liabilities. We generally pay our vendors and service providers in accordance with the invoice terms and conditions. The timing of cash payments in future periods will be impacted by the terms of our accounts payable arrangements. In addition, we usually pay our annual bonuses in the first quarter.

Net cash provided by investing activities was $216.2 million for the six months ended May 31, 2007, resulting primarily from the net cash proceeds from short-term investments of $222.2 million, which was partially offset by $6.6 million cash usage in capital expenditures. We used the net proceeds from sales of short-term investments to finance our stock repurchase program and to increase our cash balances to fund the Spotfire acquisition.

Net cash used for financing activities was $120.1 million for the six months ended May 31, 2007, resulting primarily from our $142.8 million repurchase of shares of our common stock in the open market, less $16.5 million cash received from the exercise of stock options and the sale of our common stock under our ESPP, and $6.9 million excess tax benefits from stock-based compensation. Additionally, proceeds of $0.2 million were received from minority investors.

In December 2006, the Audit Committee on behalf of our Board of Directors approved an eighteen-month stock repurchase program pursuant to which we were authorized to repurchase up to $100.0 million of our outstanding common stock. In April 2007, our Board of Directors approved a new stock repurchase program pursuant to which we may repurchase up to $300.0 million of our outstanding common stock from time to time in the open market or through privately negotiated transactions. In connection with approving the April 2007 stock repurchase program, the December 2006 stock repurchase program was terminated and the remaining authorized amount of $58.2 million under the December 2006 stock repurchase program was canceled. We had repurchased approximately 15.5 million shares of our outstanding common stock at an average price of $9.18 per share in the six months ended May 31, 2007, pursuant to these programs.

We currently anticipate that our operating expenses will grow in absolute dollars for the foreseeable future, and we intend to fund our operating expenses primarily through cash flows from operations. Our capital expenditures are currently expected to be approximately $6.0 million to $10.0 million for the remainder of fiscal year 2007. We believe that our current cash, cash equivalents and short-term investments together with expected cash flows from operations will be sufficient to meet our anticipated cash requirements for working capital, capital expenditures and currently approved stock repurchases for at least the next 12 months. However, we may require or desire additional funds to support our operating expenses and capital requirements or for other purposes, such as acquisitions, and may seek to raise such additional funds through public or private equity or debt financing or from other sources.

Commitments

In June 2003, we purchased our corporate headquarters with a $54.0 million mortgage note to lower our operating costs. The mortgage note payable carries a 20-year amortization and, as amended in the second quarter of fiscal year 2007, a fixed annual interest rate of 5.50%. The principal balance of $34.4 million that will be remaining at the end of the 10-year term will be due as a final lump sum payment on July 1, 2013. Under the applicable terms of the mortgage note agreements as amended in the second quarter of fiscal year 2007, we are prohibited from acquiring another company without prior consent from the lender unless we maintain at least $50.0 million of cash or cash equivalents and meet other non-financial terms as defined in the agreements. In addition, we are subject to certain non-financial covenants as defined in the agreements. We were in compliance with all covenants as of May 31, 2007.

In conjunction with the purchase of our corporate headquarters, we entered into a 51-year lease of the land upon which the property is located. The lease was paid in advance for a total of $28.0 million, but is subject to adjustments every 10 years based upon changes in fair market value of the land. Should it become necessary, we have the option to prepay any rent increases due as a result of a change in fair market value.

We have a $20.0 million revolving line of credit that matures on June 19, 2008. The revolving line of credit is available for cash borrowings and for the issuance of letters of credit up to $20.0 million. As of May 31, 2007, no borrowings were outstanding under the facility and a $13.0 million irrevocable letter of credit was outstanding, leaving $7.0 million of available credit for additional letters of credit or cash borrowings. The $13.0 million irrevocable letter of credit outstanding was issued in connection with the mortgage note payable. The letter of credit automatically renews for successive one-year periods, until the mortgage note payable has been satisfied in full. We are required to maintain a minimum of $40.0 million in unrestricted cash, cash equivalents and short-term investments, net of total current and long-term indebtedness, as well as comply with other non-financial covenants defined in the agreement. As of May 31, 2007, we were in compliance with all covenants under the revolving line of credit.

As of May 31, 2007, we had $3.3 million in restricted cash in connection with bank guarantees issued by some of our international subsidiaries. The cash collateral is presented as restricted cash and included in Other Assets in our Condensed Consolidated Balance Sheets.

As of May 31, 2007, our contractual commitments associated with indebtedness, lease obligations and operational restructuring are as follows (in thousands):

	Total	Remainder of 2007	2008	2009	2010	2011	Thereafter
Operating commitments:
Debt principal	$47,411	$929	$1,924	$2,033	$2,148	$2,269	$38,108
Debt interest	13,953	1,277	2,508	2,400	2,285	2,164	3,319
Operating leases	34,090	3,839	7,407	6,289	5,090	4,205	7,260

Total operating commitments	95,454	6,045	11,839	10,722	9,523	8,638	48,687

Restructuring-related commitments:
Gross lease obligations	26,563	3,126	7,523	7,551	7,720	643	—
Estimated sublease income	(7,780)	(1,059)	(2,114)	(2,178)	(2,240)	(189)	—

Net restructuring-related commitment	18,783	2,067	5,409	5,373	5,480	454	—

Total commitments	$114,237	$8,112	$17,248	$16,095	$15,003	$9,092	$48,687

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

INTEREST RATE RISK

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. We invest excess cash in marketable debt instruments of the U.S. Government and its agencies, high grade corporate debt securities, asset-backed and mortgage-backed debt securities, money market funds and obligations in foreign sovereigns and, by policy, limit the amount of credit exposure to any one issuer. We protect and preserve invested funds by limiting default, market and investment risk.

Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates, or we may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates. As of May 31, 2007, we had an investment portfolio of fixed income securities totaling $181.6 million, excluding those classified as cash and cash equivalents. These securities are classified as available-for-sale and are recorded on the balance sheets at fair market value with unrealized gains or losses reported as a separate component of stockholders’ equity. Unrealized losses are charged against income when a decline in fair market value is determined to be other-than-temporary. The specific identification method is used to determine the cost of securities sold.

A hypothetical 100 basis point increase in interest rates would result in an approximate $2.0 million decrease in the fair value of our available-for-sale debt securities as of May 31, 2007.

FOREIGN CURRENCY RISK

We conduct business in North America, South America, Asia Pacific and Japan, and EMEA. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. The majority of sales are currently made in U.S. dollars; however, a strengthening of the dollar could make our products less competitive in foreign markets. We enter into forward contracts with financial institutions to manage our currency exposure related to net assets and liabilities denominated in foreign currencies. These forward contracts are generally settled monthly. We do not enter into derivative financial instruments for trading purposes.

As of May 31, 2007, we had five outstanding forward contracts with total notional amounts of $56.1 million, which are summarized as follows (in thousands):

	Notional Value Local Currency	Notional Value USD	Fair Value Gain (Loss) USD
Forward contracts (sold):
EURO	26,700	$35,910	$(53)
Australian Dollar	3,000	2,492	(30)
British Pound	7,200	14,257	(48)
Japanese Yen	160,000	1,314	8
South African Rand	15,000	2,112	(28)

		$56,085	$(151)

We are also exposed to foreign exchange rate fluctuations as we convert the financial statements of our foreign subsidiaries into U.S. dollars in consolidation. If there is a change in foreign currency exchange rates, the conversion of the foreign subsidiaries’ financial statements into U.S. dollars will lead to translation adjustments which are recorded as a component of other comprehensive income.

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

Period-to-period comparisons of our operating results may not be a good indication of our future performance. Moreover, our operating results in some quarters have not in the past, and may not in the future, meet the expectations of stock market analysts and investors. This has in the past, and may in the future, cause our stock price to decline. As a result of the evolving nature of the markets in which we compete and the size of our customer agreements, we have difficulty accurately forecasting our revenue in any given period. In addition to the factors discussed elsewhere in this section, a number of factors may cause our revenue to fall short of our expectations, or those of stock market analysts and investors, or cause fluctuations in our operating results, including:

•	the announcement or introduction of new or enhanced products or services by our competitors;

•	the relatively long sales cycles for many of our products;

•	the tendency of some of our customers to wait until the end of a fiscal quarter or our fiscal year in the hope of obtaining more favorable terms;

•	the timing of our new products or product enhancements or any delays in such introductions;

•	the delay or deferral of customer implementations of our products;

•	changes in customer budgets and decision making processes that could affect both the timing and size of any transaction;

•	our dependence on large deals, which if such deals do not close, can greatly impact revenues for a particular quarter;

•	the timing, size and mix of orders from customers;

•	the deferral of license revenue to future periods due to the timing of the execution of an agreement or our ability to deliver the products;

•	the impact of our provision of services and customer-required contractual terms on our recognition of license revenue;

•	any difficulty we encounter in integrating acquired businesses, products or technologies;

•	the amount and timing of operating costs and capital expenditures relating to the expansion of our operations and the evaluation of strategic transactions;

•	the impact of employee stock-based compensation costs on our earnings; and

•	changes in local, national and international regulatory requirements.

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

The stock market in general and the stock prices of technology companies in particular, have experienced volatility which has often been unrelated to the operating performance of any particular company or companies. During fiscal year 2006, our stock price fluctuated between a high of $9.70 and a low of $6.44, and during the first half of fiscal year 2007, our stock price fluctuated between a high of $10.45 and a low of $8.18. If market or industry-based fluctuations continue, our stock price could decline in the future regardless of our actual operating performance and investors could lose all or part of their investments.

Our strategy contemplates future acquisitions which may result in us incurring unanticipated expenses or additional debt, difficulty in integrating our operations and dilution to our stockholders and may harm our operating results.

Our success depends in part on our ability to continually enhance and broaden our product offerings in response to changing technologies, customer demands and competitive pressures. We expect to acquire complementary businesses, products or technologies in the future as part of our corporate strategy. In this regard, we have made strategic acquisitions, including the acquisition of Spotfire in 2007, the acquisition of certain assets of Velosel Corporation and ObjectStar International Limited in 2005 and the acquisition of Staffware and General Interface Corporation in 2004. We do not know if we will be able to complete any subsequent acquisition or that we will be able to successfully integrate any acquired business, operate it profitably or retain its key employees. Integrating any newly acquired business, product or technology could be expensive and time-consuming, could disrupt our ongoing business and financial performance and could distract our management. Therefore, we might not be able, either immediately post-acquisition or ever, to replicate the pre-acquisition revenues achieved by companies that we acquire or achieve the benefits of the acquisition we anticipated in valuing the businesses, products or technologies we acquire. Furthermore, the costs of integrating acquired companies in international transactions can be particularly high, due to local laws and regulations. If we are unable to integrate any newly acquired entity, products or technology effectively, our business, financial condition and operating results would suffer. In addition, any amortization or impairment of acquired intangible assets, stock-based compensation or other charges resulting from the costs of acquisitions could harm our operating results.

In addition, we may face competition for acquisition targets from larger and more established companies with greater financial resources. Also, in order to finance any acquisition, we might need to raise additional funds through public or private financings or use our cash reserves. In that event, we could be forced to obtain equity or debt financing on terms that are not favorable to us or that result in dilution to our stockholders. Use of our cash reserves for acquisitions could limit our financial flexibility in the future. Moreover, the terms of existing loan agreements may prohibit certain acquisitions or may place limits on our ability to incur additional indebtedness or issue additional equity securities to finance acquisitions. If we are not able to acquire strategically attractive businesses, products or technologies, we may not be able to remain competitive in our industry or achieve our overall growth plans.

Our success depends on our ability to overcome significant competition and to offer products and enhancements that respond to emerging technological trends and customers’ needs.

The market for our products and services is extremely competitive and subject to rapid change. We compete with a variety of large and small providers of solutions for enterprise application integration, SOA, BPM, business optimization and MDM, including companies such as IBM, Oracle, Microsoft, BEA, SAP, Pegasystems and Software AG. We believe that of these companies, IBM has the potential to offer the most complete competitive set of products relative to our offerings. In addition, some of our competitors are expanding their competitive product offerings and market position through acquisitions and internal research and development. For example, Sun Microsystems acquired SeeBeyond in August 2005, potentially making Sun Microsystems a direct competitor of ours as well. BEA has also acquired companies that expand its offerings, such as Fuego, in March 2006, which potentially makes BEA a more direct competitor in BPM solutions. We expect additional competition from other established and emerging companies. We also face competition for certain aspects of our product and service offerings from major systems integrators. Further, we may face increasing competition from open source software initiatives, in which competitors provide software and intellectual property, typically without charging license fees. If customers choose such open source products over our proprietary software, our revenues and earnings could be adversely affected.

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

If we are not successful in developing enhancements to existing products and new products in a timely manner, achieving customer acceptance for our existing and new product offerings or generating higher average selling prices, our gross margins may decline, and our business and operating results may suffer. Furthermore, any of our new product offerings or significant enhancements to current product offerings could cause some customers to delay making new or additional purchases while they fully evaluate any new offerings we might have introduced to the market, which in turn may slow sales and adversely affect operating results for an indeterminate period of time. Also, we may not execute successfully on our product plans because of errors in product planning or timing, technical hurdles that we fail to overcome in a timely fashion or a lack of appropriate resources. This could result in competitors providing those solutions before we do and loss of market share, net sales and earnings.

Increases in services revenues as a percentage of total revenues may decrease overall margins.

We have in the past realized and may continue in the future to realize a higher percentage of revenues from services and maintenance on a combined basis. For example, in the second quarter of fiscal year 2007, our service and maintenance revenue represented 58% of our total revenue. Our profit margin for maintenance is higher than our profit margin for services, but both are lower than our license revenue profit margin. As a result, if services and maintenance revenues increase as a percentage of total revenues, our overall profit margin may decrease which could impact our stock price.

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

Because the value of our equity incentive programs have diminished as a retention and recruiting tool, we may need to change our compensation packages in order to remain competitive which in turn could negatively affect our profit margins.

We have historically used equity incentive programs, such as employee stock options and stock purchase plans, as a part of overall employee compensation arrangements. As a result of changes in the financial accounting standards, we have changed our stock purchase plan, reduced the size and number of stock option grants we give to our employees, changed the form of equity compensation we give to some of our employees and may make further changes to our equity compensation programs, all of which may decrease the effectiveness of our plans as employee retention and recruiting tools. In addition, the volatility of our stock price may negatively impact the value of such equity incentives, thereby diminishing the value of such incentive programs to employees and decreasing the effectiveness of such programs as retention and recruiting tools. Given this, we may need to change our compensation packages to employees to remain competitive which could negatively affect our profit margins.

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

ISSUER PURCHASES OF EQUITY SECURITIES

In December 2006, the Audit Committee on behalf of our Board of Directors approved an eighteen-month stock repurchase program pursuant to which we were authorized to repurchase up to $100.0 million of our outstanding common stock. In April 2007, our Board of Directors approved a new stock repurchase program pursuant to which we may repurchase up to $300.0 million of our outstanding common stock. In connection with approving the April 2007 stock repurchase program, the December 2006 stock repurchase program was terminated and the remaining authorized amount of $58.2 million under the December 2006 stock repurchase program was canceled. The remaining authorized amount for stock repurchases under the April 2007 stock repurchase program was approximately $199.0 million as of the end of the second quarter of fiscal year 2007.

(In thousands, except per share amounts)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
March 5, 2007 – April 4, 2007	—	$—	—	$58,186
April 5, 2007 – May 4, 2007	1,449	$8.97	1,449	$287,011
May 5, 2007 – June 3, 2007	9,618	$9.15	9,618	$199,037

Total	11,067	$9.12	11,067	$199,037

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At our annual meeting of stockholders on April 18, 2007, the following two proposals were voted on and approved as follows:

PROPOSAL I (To elect six directors to serve until our next annual meeting of stockholders, or until their successors are duly elected and qualified.)

	Total Vote For Each Director	Total Vote Withheld From Each Director
Vivek Y. Ranadivé	186,261,742	4,894,888
Bernard Bourigeaud	188,123,239	3,033,391
Eric Dunn	188,702,308	2,454,322
Naren Gupta	186,189,681	4,966,949
Peter Job	188,773,391	2,383,239
Philip K. Wood	188,562,625	2,594,005

PROPOSAL II (To ratify the appointment of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the fiscal year ending November 30, 2007.)

For	Against	Abstain
186,535,859	4,480,737	140,034

ITEM 6.	EXHIBITS

2.1*	Agreement and Plan of Merger, dated as of April 30, 2007, among Registrant, Thunderbolt Acquisition Corp. and Spotfire Holdings, Inc.

3.1(1)	Certificate of Incorporation of Registrant.

3.2(2)	Bylaws of Registrant.

4.1(3)	Form of Registrant’s Common Stock Certificate.

10.1#	Transition Agreement and Release, dated as of March 29, 2007, by and between the Registrant and Christopher Larsen.

10.2	First Amendment to Promissory Note, dated as of May 31, 2007, to Promissory Note issued on June 25, 2003 to SunAmerica Life Insurance Company by 3301 Hillview Holdings Inc.

10.3(4)#	Summary of FY 2007 TIBCO Executive Incentive Compensation Plan.

31.1	Rule 13a-14(a) / 15d-14(a) Certification by Chief Executive Officer.

31.2	Rule 13a-14(a) / 15d-14(a) Certification by Chief Financial Officer.

32.1	Section 1350 Certification by Chief Executive Officer.

32.2	Section 1350 Certification by Chief Financial Officer.

*	Excludes exhibits and schedules, which the Registrant agrees to furnish to the SEC upon request.
#	Indicates management contract or compensatory plan or arrangement.
(1)	Incorporated by reference to an exhibit filed with the Registrant’s Registration Statement on Form 8-A, filed with the SEC on February 23, 2004.
(2)	Incorporated by reference to an exhibit filed with the Registrant’s Current Report on Form 8-K, filed with the SEC on April 11, 2006.
(3)	Incorporated by reference to an exhibit filed with the Registrant’s Registration Statement on Form S-1 (File No. 333-78195), filed with the SEC on June 18, 1999, as amended.
(4)	Incorporated by reference to an exhibit filed with the Registrant’s Current Report on Form 8-K, filed with the SEC on May 16, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TIBCO SOFTWARE INC.

By:	/s/ MURRAY D. RODE
Murray D. Rode
Chief Financial Officer and Executive Vice President, Strategic Operations

By:	/s/ SYDNEY L. CAREY
Sydney L. Carey
Senior Vice President, Finance and Corporate Controller

Date: July 12, 2007

EXHIBIT INDEX

Exhibit No.	Description
2.1*	Agreement and Plan of Merger, dated as of April 30, 2007, among Registrant, Thunderbolt Acquisition Corp. and Spotfire Holdings, Inc.

3.1(1)	Certificate of Incorporation of Registrant.

3.2(2)	Bylaws of Registrant.

4.1(3)	Form of Registrant’s Common Stock Certificate.

10.1#	Transition Agreement and Release, dated as of March 29, 2007, by and between the Registrant and Christopher Larsen.

10.2	First Amendment to Promissory Note, dated as of May 31, 2007, to Promissory Note issued on June 25, 2003 to SunAmerica Life Insurance Company by 3301 Hillview Holdings Inc.

10.3(4)#	Summary of FY 2007 TIBCO Executive Incentive Compensation Plan.

31.1	Rule 13a-14(a) / 15d-14(a) Certification by Chief Executive Officer.

31.2	Rule 13a-14(a) / 15d-14(a) Certification by Chief Financial Officer.

32.1	Section 1350 Certification by Chief Executive Officer.

32.2	Section 1350 Certification by Chief Financial Officer.

*	Excludes exhibits and schedules, which the Registrant agrees to furnish to the SEC upon request.
#	Indicates management contract or compensatory plan or arrangement.
(1)	Incorporated by reference to an exhibit filed with the Registrant’s Registration Statement on Form 8-A, filed with the SEC on February 23, 2004.
(2)	Incorporated by reference to an exhibit filed with the Registrant’s Current Report on Form 8-K, filed with the SEC on April 11, 2006.
(3)	Incorporated by reference to an exhibit filed with the Registrant’s Registration Statement on Form S-1 (File No. 333-78195), filed with the SEC on June 18, 1999, as amended.
(4)	Incorporated by reference to an exhibit filed with the Registrant’s Current Report on Form 8-K, filed with the SEC on May 16, 2007.