Form 10-Q
period 2007-09-02
TIBCO SOFTWARE INC
filed 2007-10-12
CIK 1085280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 2, 2007

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

The number of shares outstanding of the registrant’s Common Stock, $0.001 par value, as of October 8, 2007 was 190,562,372 shares.

TIBCO SOFTWARE INC.

TIBCO SOFTWARE INC.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except par value per share)

	August 31, 2007	November 30, 2006
Assets
Current assets:
Cash and cash equivalents	$109,113	$138,912
Short-term investments	114,430	400,658
Accounts receivable, net of allowances of $3,626 and $4,255	114,794	149,141
Prepaid expenses and other current assets	63,750	35,699

Total current assets	402,087	724,410
Property and equipment, net	112,752	113,787
Goodwill	401,630	274,442
Acquired intangible assets, net	113,103	55,072
Long-term deferred income tax assets	33,348	21,437
Other assets	49,257	37,211

Total assets	$1,112,177	$1,226,359

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$8,611	$12,651
Accrued liabilities	89,490	74,347
Accrued restructuring and excess facilities costs	5,463	4,251
Deferred revenue	115,421	102,269
Current portion of long-term debt	2,070	1,892

Total current liabilities	221,055	195,410
Accrued excess facilities costs, less current portion	12,315	18,150
Long-term deferred revenue	9,632	4,151
Long-term deferred income tax liabilities	27,965	11,439
Long-term debt, less current portion	45,205	46,453
Other long-term liabilities	5,267	4,749

Total liabilities	321,439	280,352

Commitments and contingencies (Note 8)
Minority interest	344	—
Stockholders’ equity:
Common stock, $0.001 par value; 1,200,000 shares authorized; 190,527 and 211,208 shares issued and outstanding	190	211
Additional paid-in capital	774,126	909,289
Accumulated other comprehensive income	16,078	10,809
Retained earnings	—	25,698

Total stockholders’ equity	790,394	946,007

Total liabilities and stockholders’ equity	$1,112,177	$1,226,359

See accompanying Notes to Condensed Consolidated Financial Statements.

TIBCO SOFTWARE INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share data)

	Three Months Ended August 31,		Nine Months Ended August 31,
	2007	2006	2007	2006
Revenue:
License revenue	$52,593	$51,076	$159,704	$151,738
Service and maintenance revenue:
Service and maintenance	80,608	67,620	226,233	199,112
Reimbursable expenses	1,913	1,707	5,348	5,380

Total service and maintenance revenue	82,521	69,327	231,581	204,492

Total revenue	135,114	120,403	391,285	356,230

Cost of revenue:
License	6,632	3,422	15,433	10,764
Service and maintenance	34,771	30,048	97,355	87,519

Total cost of revenue	41,403	33,470	112,788	98,283

Gross profit	93,711	86,933	278,497	257,947
Operating expenses:
Research and development	23,843	20,957	66,855	64,908
Sales and marketing	48,755	40,121	138,137	118,184
General and administrative	13,664	10,908	38,529	31,658
Amortization of acquired intangible assets	4,058	2,364	9,000	7,091
Acquired in-process research and development	1,600	—	1,600	—
Restructuring adjustment	(1,095)	—	(1,095)	—

Total operating expenses	90,825	74,350	253,026	221,841

Income from operations	2,886	12,583	25,471	36,106
Interest income	2,842	5,319	14,948	14,675
Interest expense	(641)	(702)	(1,654)	(2,002)
Other income (expense), net	330	1,037	(1,237)	1,145

Income before provision for income taxes and minority interest	5,417	18,237	37,528	49,924
Provision for income taxes	731	6,987	13,215	8,601
Minority interest, net of tax	52	—	70	—

Net income	$4,634	$11,250	$24,243	$41,323

Net income per share:
Basic	$0.02	$0.05	$0.12	$0.20

Diluted	$0.02	$0.05	$0.12	$0.19

Shares used in computing net income per share:
Basic	193,817	207,616	202,263	209,323

Diluted	200,128	214,498	209,439	218,150

See accompanying Notes to Condensed Consolidated Financial Statements.

TIBCO SOFTWARE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended August 31,
	2007	2006
Operating activities
Net income	$24,243	$41,323
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	12,115	11,625
Amortization of acquired intangible assets	15,497	11,083
Stock-based compensation	12,825	11,751
Acquired in-process research and development	1,600	—
Realized (gain) loss on investment, net	36	(833)
Deferred income tax	(3,774)	(10,816)
Tax benefits related to stock benefit plans	7,280	9,675
Excess tax benefits from stock-based compensation	(8,652)	(8,814)
Minority interest, net of tax	70	—
Other non-cash adjustments, net	766	(16)
Changes in assets and liabilities:
Accounts receivable	41,648	27,840
Due from related parties, net	—	1,243
Prepaid expenses and other assets	(6,852)	(3,039)
Accounts payable	(4,270)	914
Accrued liabilities, restructuring and excess facilities costs	(21,363)	(8,230)
Deferred revenue	740	10,126

Net cash provided by operating activities	71,909	93,832

Investing activities
Purchases of short-term investments	(140,928)	(341,079)
Maturities and sales of short-term investments	430,811	214,514
Purchases of private equity investments	(59)	(76)
Proceeds from private equity investments	737	1,488
Purchases of property and equipment	(10,020)	(8,667)
Restricted cash pledged as security	(275)	(1,309)
Acquisitions, net of cash acquired	(181,336)	—

Net cash provided by (used in) investing activities	98,930	(135,129)

Financing activities
Proceeds from exercise of stock options, net	18,570	12,661
Proceeds from employee stock purchase program	2,945	1,966
Repurchases of the Company’s common stock	(226,932)	(66,791)
Excess tax benefits from stock-based compensation	8,652	8,814
Principal payments on long-term debt	(5,484)	(1,340)
Proceeds from minority investors	189	—

Net cash used in financing activities	(202,060)	(44,690)

Effect of foreign exchange rate changes on cash and cash equivalents	1,422	2,163

Net decrease in cash and cash equivalents	(29,799)	(83,824)
Cash and cash equivalents at beginning of period	138,912	208,756

Cash and cash equivalents at end of period	$109,113	$124,932

Supplemental disclosures:
Income taxes paid	$7,870	$10,739

Interest paid	$1,869	$2,002

Supplemental disclosures of non-cash financing activities:
Non-cash contributions from minority investors	$85	$—

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

Our fiscal year ends on November 30th of each year. For purposes of presentation, we have indicated the third quarter of fiscal years 2007 and 2006 as ended on August 31, 2007 and 2006, respectively; whereas in fact, the third quarter of fiscal years 2007 and 2006 actually ended on September 2, 2007, and September 3, 2006, respectively. There were 91 days in the third quarter of both fiscal year 2007 and fiscal year 2006.

The Condensed Consolidated Financial Statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. For majority-owned subsidiaries, we reflect the minority interest of the portion we do not own on our Condensed Consolidated Balance Sheets between Total Liabilities and Stockholders’ Equity.

The results of operations for the three and nine months ended August 31, 2007, are not necessarily indicative of the results that may be expected for the year ending November 30, 2007, or any other future period, and we make no representations related thereto.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods of those fiscal years. We are currently assessing the impact that SFAS No. 157 will have on our results of operations and financial position.

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

In June 2006, the FASB issued Interpretation No. (“FIN”) 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 (“FIN 48”). This interpretation requires companies to determine whether it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit can be recorded in the financial statements. FIN 48 provides guidance on de-recognition, classification, accounting in interim periods and disclosure requirements for tax contingencies. FIN 48 is effective for fiscal years beginning after December 15, 2006 and is required to be adopted by TIBCO in the first quarter of fiscal year 2008. The differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption will be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. In addition, in May 2007, the FASB published FASB Staff Position No. FIN 48-1, Definition of Settlement in FASB Interpretation No. 48 (“FSP FIN 48-1”). FSP FIN 48-1 is an amendment to FIN 48. It clarifies how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. FSP FIN 48-1 is effective upon the initial adoption of FIN 48, and therefore will be adopted by us in the first quarter of fiscal year 2008. The actual impact of the adoption of FIN 48 and FSP FIN 48-1 in our results of operations and financial position will depend on facts and circumstances that exist on the date of adoption. We are currently assessing the impact of the adoption of FIN 48 and FSP FIN 48-1.

In June 2007, the FASB also ratified Emerging Issues Task Force (“EITF”) Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities (“EITF No. 07-3”). EITF No. 07-3 requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred and capitalized and recognized as an expense as the goods are delivered or the related services are performed. EITF No. 07-3 is effective, on a prospective basis, for fiscal years beginning after December 15, 2007. We are currently evaluating the effect that the adoption of EITF No. 07-3 will have on our consolidated results of operations and financial condition.

In the beginning of fiscal year 2007, we adopted SFAS No. 154, Accounting for Changes and Error Corrections, which had no material effect on our consolidated results of operations and financial position.

3.	BUSINESS COMBINATION

On June 5, 2007, we acquired Spotfire Holdings, Inc. (“Spotfire”), a privately held company headquartered in Massachusetts and a leading provider of next generation business intelligence software. Pursuant to an Agreement and Plan of Merger (the “Merger Agreement”), we acquired all the outstanding equity excluding the unvested options of Spotfire for approximately $190.4 million in cash plus transaction costs. In addition, pursuant to the Merger Agreement, each unvested option of Spotfire was canceled and substituted with an option to purchase our common stock (each, a “Substitute Option”). We granted approximately 887,000 shares of Substitute Options on the closing date of the acquisition. Substitute Options were valued using the Black-Scholes model on the day of the acquisition with a fair value of $5.4 million and will be expensed as stock-based compensation on a straight-line basis over the remaining vesting period of the underlying awards.

The acquisition was accounted for using the purchase method of accounting. A summary of the purchase price of the acquisition is as follows (in thousands):

Cash paid	$190,430
Direct transaction costs	3,226

Total purchase price	$193,656

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The preliminary allocation of the estimated purchase price for this acquisition, as of the date of the acquisition, is as follows (in thousands):

Cash acquired	$10,408
Other assets acquired	43,209
Deferred income tax assets	13,745
Identifiable intangible assets	72,300
Acquired in-process research and development	1,600
Goodwill	122,195

Total assets acquired	263,457
Liabilities assumed	(34,852)
Deferred income tax liabilities	(34,949)

Total liabilities assumed	(69,801)

Net assets acquired	$193,656

The allocation of the estimated purchase price is preliminary pending finalization of various estimates and analyses. The amount of the total purchase price allocated to the tangible assets acquired was assigned based on the fair values as of the date of the acquisition. The fair value assigned to identifiable intangible assets acquired was determined using the income approach which discounts expected future cash flows to present value using estimated assumptions determined by management. We believe that these identified intangible assets had no residual value after their estimated economic useful lives. Our methodology for allocating the purchase price relating to acquired in-process research and development (“IPR&D”) was determined through established valuation techniques. Acquired IPR&D was expensed upon acquisition as technological feasibility had not been established and no future alternate use existed. These identifiable intangible assets are subject to amortization on a straight line basis over their estimated economic useful lives as follows:

	Gross Amount at Acquisition Date	Weighted Average Amortization Period
Existing technology	$35,600	4.0 years
Customer base	18,300	7.0 years
Patents/core technology	5,500	4.0 years
Trademarks	1,500	5.0 years
Non-compete agreements	800	2.0 years
Maintenance agreements	10,600	6.8 years

	$72,300

The excess of the purchase price over the identified tangible and intangible assets was recorded as goodwill. We anticipate that none of the goodwill recorded in connection with the Spotfire acquisition will be deductible for income tax purposes.

The purchase method of accounting requires us to reduce Spotfire’s deferred revenue as of the acquisition date to an amount equal to the fair value of the services and maintenance obligations assumed from Spotfire. We based our determination of the fair value of the service and maintenance obligations through established valuation techniques using estimates and assumptions provided by management. As a result, in allocating the purchase price, we recorded an adjustment to reduce the carrying value of Spotfire’s deferred revenue resulting in lower revenues in periods following the acquisition than Spotfire would have achieved as a separate company.

The acquired tangible assets included $34.3 million of accounts receivable for contracts with payment terms, of which $21.4 million are due within one year and are included in Other Current Assets and the remaining $12.9 million are due after one year and are classified as non-current Other Assets on the Balance Sheet. As the fair value of the service and maintenance obligations assumed is less than the amount of accounts receivable with future payment terms, our cash flows related to these contracts are anticipated to be greater than revenues recorded from these contracts.

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Spotfire had a revolving line of credit with a bank secured by certain Spotfire property and equipment. On the closing date of the acquisition, the outstanding balance under the revolving line of credit of $4.0 million was paid in full and the associated revolving line of credit loan agreement was terminated.

The results of Spotfire’s operations have been included in the Condensed Consolidated Financial Statements since the acquisition date. The following unaudited pro forma adjusted summary reflects the Company’s condensed results of operations for the three and nine months ended August 31, 2007 and 2006, assuming Spotfire had been acquired at the beginning of the periods, and includes the acquired IPR&D charge of $1.6 million. The unaudited pro forma adjusted summary is not intended to be indicative of future results (in thousands, except per share data):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2007	2006	2007	2006
Pro forma adjusted total revenue	$135,114	$130,612	$414,886	$384,932

Pro forma adjusted net income	$4,634	$5,071	$12,412	$20,881

Pro forma adjusted net income per share:
Basic	$0.02	$0.02	$0.06	$0.10

Diluted	$0.02	$0.02	$0.06	$0.10

4.	INVESTMENTS IN MARKETABLE SECURITIES

Marketable securities, which are classified as available-for-sale, are summarized below as of August 31, 2007, and November 30, 2006 (in thousands):

	Purchased/ Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value	Classified on Balance Sheet
					Cash and Cash Equivalents	Short-term Investments
As of August 31, 2007
U.S. government debt securities	$30,780	$25	$(6)	$30,799	$—	$30,799
Corporate debt securities	39,227	20	(220)	39,027	—	39,027
Asset-backed securities	25,859	37	(114)	25,782	—	25,782
Mortgage-backed securities	18,969	28	(175)	18,822	—	18,822
Money market funds	5,154	—	—	5,154	5,154	—

	$119,989	$110	$(515)	$119,584	$5,154	$114,430

As of November 30, 2006
U.S. government debt securities	$104,759	$97	$(313)	$104,543	$—	$104,543
Corporate debt securities	177,983	104	(370)	177,717	21,758	155,959
Asset-backed securities	90,223	272	(165)	90,330	—	90,330
Mortgage-backed securities	48,759	113	(49)	48,823	—	48,823
Obligations in foreign sovereigns	1,004	—	(1)	1,003	—	1,003
Money market funds	3,597	—	—	3,597	3,597	—

	$426,325	$586	$(898)	$426,013	$25,355	$400,658

Fixed income securities included in short-term investments above are summarized by their contractual maturities as follows (in thousands):

	August 31, 2007	November 30, 2006
Contractual maturities:
Less than one year	$24,548	$165,453
One to three years	89,882	235,205

	$114,430	$400,658

The maturities of asset-backed and mortgage-backed securities were primarily based upon assumed prepayment forecasts utilizing interest rate scenarios and mortgage loan characteristics.

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The following table summarizes the net realized gains (losses) on short-term investments for the periods presented (in thousands):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2007	2006	2007	2006
Realized gains	$114	$100	$374	$125
Realized losses	(22)	(10)	(410)	(30)

Net realized gains (losses)	$92	$90	$(36)	$95

The following table summarizes the fair value and gross unrealized losses related to available-for-sale securities, aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position, as of August 31, 2007 (in thousands):

	Less than 12 months		More than 12 months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. government debt securities	$9,683	$(6)	$—	$—	$9,683	$(6)
Corporate debt securities	21,565	(159)	11,630	(61)	33,195	(220)
Asset-backed securities	13,169	(66)	8,496	(48)	21,665	(114)
Mortgage-backed securities	10,380	(175)	—	—	10,380	(175)

	$54,797	$(406)	$20,126	$(109)	$74,923	$(515)

The unrealized losses on our investments in the underlying securities listed above were caused by rising interest rates. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Because we have the ability and intent to hold these investments until a recovery of fair value, which may be at maturity, we do not consider these securities to be other-than-temporarily impaired as of August 31, 2007.

We have invested in privately held companies. Such investments are classified as equity investments that are generally carried on a cost basis and are included in Other Assets. The carrying value of our equity investments was $1.0 million as of August 31, 2007, and $1.6 million as of November 30, 2006. No impairment losses were incurred in the periods presented.

5.	GOODWILL AND ACQUIRED INTANGIBLE ASSETS

The change in the carrying amount of goodwill for the nine months ended August 31, 2007, was as follows (in thousands):

Balance as of November 30, 2006	$274,442
Goodwill recorded for the Spotfire acquisition	122,195
Foreign currency translation	4,993

Balance as of August 31, 2007	$401,630

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Certain intangible assets were recorded in foreign currencies, and therefore, the gross carrying amount and accumulated amortization are subject to foreign currency translation adjustments. The carrying values of our amortized acquired intangible assets as of August 31, 2007, and November 30, 2006, are as follows (in thousands):

	As of August 31, 2007			As of November 30, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technologies	$84,870	$(41,102)	$43,768	$48,515	$(34,279)	$14,236
Customer base	41,419	(17,198)	24,221	22,721	(13,561)	9,160
Patents/core technologies	22,397	(7,323)	15,074	16,500	(5,201)	11,299
Trademarks	6,996	(4,193)	2,803	5,398	(3,478)	1,920
Non-compete agreements	1,480	(747)	733	680	(597)	83
OEM customer royalty agreements	1,000	(1,000)	—	1,000	(917)	83
Maintenance agreements	36,553	(10,049)	26,504	25,549	(7,258)	18,291

	$194,715	$(81,612)	$113,103	$120,363	$(65,291)	$55,072

Amortization of developed technologies is recorded in cost of revenue, while the amortization of other acquired intangible assets is included in operating expenses. The following summarizes the amortization expense of acquired intangible assets for the periods indicated (in thousands):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2007	2006	2007	2006
Amortization of acquired intangible assets:
In cost of revenue	$3,686	$1,330	$6,497	$3,992
In operating expense	4,058	2,364	9,000	7,091

Total	$7,744	$3,694	$15,497	$11,083

The estimated future amortization of acquired intangible assets as of August 31, 2007, is as follows (in thousands):

Year ending November 30,
2007 (remaining)	$7,090
2008	28,134
2009	24,399
2010	18,293
2011	13,609
Thereafter	21,578

$113,103

6.	ACCRUED RESTRUCTURING AND EXCESS FACILITIES COSTS

The following is a summary of activities in accrued restructuring and excess facilities costs for the nine months ended August 31, 2007 (in thousands):

	Accrued Spotfire Severance	Accrued Excess Facilities
		Headquarter Facilities	Staffware Integration	Total
As of November 30, 2006	$—	$21,844	$557	$22,401
Integration liabilities	404	—	—	404
Restructuring adjustment	—	(1,095)	—	(1,095)
Cash utilized	(101)	(3,701)	(130)	(3,932)

As of August 31, 2007	$303	$17,048	$427	$17,778

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

In the third quarter of fiscal year 2007, we recorded a $1.1 million credit adjustment to the restructuring charges related to properties vacated in connection with facilities consolidation. The adjustment resulted from revisions to our estimates of future sublease income due to the recovery of the applicable real estate market.

In connection with our acquisition of Spotfire in the third quarter of fiscal year 2007, we recorded an accrual of $0.4 million for acquisition integration liabilities which include the incremental cost associated with the termination of certain employees. The accrual was recorded according to guidance provided by EITF No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination, which requires that the acquisition integration expenses, which are not associated with the generation of future revenues and have no future economic benefit, be reflected as assumed liabilities in the allocation of purchase price. We expect the accrued severance to be fully settled by the end of fiscal year 2007.

The remaining accrued facilities restructuring costs represent the estimated loss on abandoned excess facilities, net of estimated sublease income, which is expected to be paid over the next four years. As of August 31, 2007, $12.3 million of the $17.8 million accrued restructuring and excess facilities costs were classified as long-term liabilities based on our current expectation that we will have to pay the remaining lease payments over the remaining term of the related leases.

7.	LONG-TERM DEBT AND LINE OF CREDIT

Mortgage Note Payable

In connection with the purchase of our corporate headquarters in June 2003, we recorded a $54.0 million mortgage note payable to a financial institution collateralized by the commercial real property acquired. The balance on the mortgage note payable was $47.0 million and $48.3 million as of August 31, 2007, and November 30, 2006, respectively.

The mortgage note payable carries a 20-year amortization, and in the second quarter of fiscal year 2007, we amended the mortgage note payable such that it now carries a fixed annual interest rate of 5.50%. The $34.4 million principal balance that will be remaining at the end of the 10-year term will be due as a final lump sum payment on July 1, 2013. Under the currently applicable terms of the mortgage note agreements, we are prohibited from acquiring another company without prior consent from the lender unless we maintain at least $50.0 million of cash or cash equivalents and meet other non-financial terms as defined in the agreements. In addition, we are subject to certain non-financial covenants as defined in the agreements. We were in compliance with all covenants as of August 31, 2007.

Line of Credit

We have a $20.0 million revolving line of credit that matures on June 19, 2008. The revolving line of credit is available for cash borrowings and for the issuance of letters of credit up to $20.0 million. As of August 31, 2007, no borrowings were outstanding under the facility and a $13.0 million irrevocable letter of credit was outstanding, leaving $7.0 million of available credit for additional letters of credit or cash borrowings. The $13.0 million irrevocable letter of credit outstanding was issued in connection with the mortgage note payable. The letter of credit automatically renews for successive one-year periods, until the mortgage note payable has been satisfied in full. Pursuant to the revolving line of credit, we are required to maintain a minimum of $40.0 million in unrestricted cash, cash equivalents and short-term investments, net of total current and long-term indebtedness, as well as comply with other non-financial covenants defined in the agreement. As of August 31, 2007, we were in compliance with all covenants under the revolving line of credit.

8.	COMMITMENTS AND CONTINGENCIES

Letters of Credit and Bank Guarantees

In connection with the mortgage note payable, we entered into an irrevocable letter of credit in the amount of $13.0 million. See Note 7. The letter of credit is collateralized by the line of credit and automatically renews for successive one-year periods until the mortgage note payable has been satisfied in full.

In connection with a facility lease, we have an irrevocable letter of credit in the amount of $4.5 million. The letter of credit automatically renews annually for the duration of the lease term, which expires in December 2010.

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

As of August 31, 2007, primarily in connection with bank guarantees issued by some of our international subsidiaries, we had $3.6 million of restricted cash, which is included in Other Assets on our Condensed Consolidated Balance Sheets.

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

Operating Commitments

At various locations worldwide, we lease office space and equipment under non-cancelable operating leases with various expiration dates through April 2015. Rental expense was $2.7 million and $2.3 million for the three month periods ended August 31, 2007 and 2006, respectively, and $7.5 million and $6.7 million for the nine month periods ended August 31, 2007 and 2006, respectively.

As of August 31, 2007, contractual commitments associated with indebtedness and lease obligations were as follows (in thousands):

	Total	Remainder of 2007	2008	2009	2010	2011	Thereafter
Operating commitments:
Debt principal	$47,259	$511	$2,087	$2,131	$2,153	$2,269	$38,108
Debt interest	13,345	649	2,524	2,404	2,285	2,164	3,319
Operating leases	30,948	1,839	6,332	5,492	5,635	4,257	7,393

	91,552	2,999	10,943	10,027	10,073	8,690	48,820

Restructuring-related commitments:
Gross lease obligations	24,718	1,278	7,526	7,551	7,720	643	—
Estimated sublease income	(7,240)	(519)	(2,114)	(2,178)	(2,240)	(189)	—

	17,478	759	5,412	5,373	5,480	454	—

Total commitments	$109,030	$3,758	$16,355	$15,400	$15,553	$9,144	$48,820

Future minimum lease payments under restructured non-cancelable operating leases are included in Accrued Restructuring and Excess Facilities Costs on our Condensed Consolidated Balance Sheets.

Derivative Instruments

We conduct business in North America, South America, Asia Pacific and Japan, and Europe, the Middle East and Africa (“EMEA”). As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or changes in economic conditions in foreign markets. The majority of our sales are currently made in U.S. dollars. We enter into forward contracts with financial institutions to manage our currency exposure related to net assets and liabilities denominated in foreign currencies. These forward contracts are generally settled monthly. Our forward contracts reduce, but do not eliminate, the impact of currency exchange rate movements. We do not enter into derivative financial instruments for trading purposes. Gains and losses on forward contracts are included in Other Income (Expense) on our Condensed Consolidated Statements of Operations. We had seven outstanding forward contracts with total notional amounts of $83.4 million as of August 31, 2007, which are summarized as follows (in thousands):

	Notional Value Local Currency	Notional Value USD	Fair Value Gain (Loss) USD
Forward contracts sold:
EURO	27,600	$37,676	$24
Australian dollar	2,900	2,363	3
British pound	13,200	26,606	(41)
Indian rupee	22,000	541	(10)
Japanese yen	300,000	2,598	23
South African rand	36,000	5,009	(69)
Forward contracts purchased:
Swedish krona	59,000	8,583	(2)

		$83,376	$(72)

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Indemnification

Our software license agreements typically provide for indemnification of customers for intellectual property infringement claims. To date, no such claims have been filed against us. We also warrant to customers that software products operate substantially in accordance with the software product’s specifications. Historically, we have incurred minimal costs related to product warranties, and, as such, no accruals for warranty costs have been made. In addition, we indemnify our officers and directors under the terms of indemnity agreements entered into with them, as well as pursuant to our certificate of incorporation, bylaws and applicable Delaware law. To date, we have incurred costs for the payment of legal fees in connection with the legal proceedings detailed in Note 9.

9.	LEGAL PROCEEDINGS

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

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

In 2004, a stipulation of Settlement (the “Settlement”) was submitted to the Court, and in 2005, the Court granted preliminary approval. Under the Settlement, we and our Talarian subsidiary would have been dismissed of all claims in exchange for a contingent payment guarantee by the insurance companies responsible for insuring us and Talarian as issuers. Class certification was a condition of the Settlement. After the Second Circuit Court of Appeals issued a ruling overturning class certification in six test cases for the coordinated proceedings, the Settlement was terminated in June 2007 by stipulation of the parties and order of the Court. It is uncertain whether there will be any revised or future settlement. If no settlement is achieved, we believe that we and Talarian have meritorious defenses and intend to defend the actions vigorously. However, the litigation results cannot be predicted at this point.

10.	STOCK BENEFIT PLANS AND STOCK-BASED COMPENSATION

Stock Benefit Plans

1996 Stock Option Plan. As of August 31, 2007, there were 26.3 million shares reserved for grant, 37.3 million shares underlying stock options, 2.1 million shares of restricted stock and 0.6 million shares underlying restricted stock units outstanding under the 1996 Stock Option Plan. We expect to continue granting a majority of our new equity grants from the reserved shares under this plan for the foreseeable future.

Talarian Stock Option Plans. As of August 31, 2007, there were no shares reserved for grant and approximately 28,000 shares underlying stock options outstanding under the Talarian stock option plans.

2000 Extensibility Stock Option Plan. As of August 31, 2007, there were no shares reserved for grant and approximately 24,000 shares underlying stock options outstanding under the 2000 Extensibility Stock Option Plan.

1998 Director Option Plan. As of August 31, 2007, there were 2.1 million shares reserved for grant and 1.3 million shares underlying stock options outstanding under the 1998 Director Option Plan.

Employee Stock Purchase Program. We issued approximately 0.4 million shares under the Employee Stock Purchase Program (the “ESPP”), representing approximately $2.9 million in employee contributions for the nine months ended August 31, 2007. Shares are reserved under the 1996 Stock Option Plan for future purchases under the ESPP.

Stock Options Activities

The summary of stock option activity for the nine months ended August 31, 2007, is presented below (in thousands, except per share data):

Stock Options	Number of Shares Underlying Stock Options	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at November 30, 2006	38,461	$8.09	6.16	$81,328

Granted	4,919	7.90
Exercised	(3,324)	5.79
Forfeited or expired	(1,460)	9.12

Outstanding at August 31, 2007	38,596	$8.23	5.52	$37,815

Vested and expected to vest at August 31, 2007	35,895	$8.26	5.42	$35,978

Exercisable at August 31, 2007	28,094	$8.46	5.01	$29,663

The intrinsic value of exercised stock options is calculated based on the difference between the exercise price and the quoted market price of our common stock as of the close of the exercise date. The total intrinsic value of stock options exercised in the nine months ended August 31, 2007 and 2006 was $11.2 million and $46.4 million, respectively. Upon the exercise of stock options, we issue common stock from our authorized shares. As of August 31, 2007, total unamortized stock-based compensation cost related to unvested stock options was $22.7 million, with a weighted-average recognition period of 2.36 years.

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The total realized tax benefits attributable to stock options exercised were $7.3 million in the nine months ended August 31, 2007.

Stock Awards Activities

Our nonvested stock awards are comprised of restricted stock and restricted stock units. A summary of the status for nonvested stock awards as of August 31, 2007, and activities during the nine months ended August 31, 2007, is presented as follows (in thousands, except per share data):

Nonvested Stock Awards	Restricted Stock	Restricted Stock Units	Total Number of Shares Underlying Stock Awards	Weighted- Average Grant-Date Fair Value
Nonvested at November 30, 2006	1,177	319	1,496	$7.34
Granted	1,321	396	1,717	$8.89
Vested	(270)	(74)	(344)	$7.34
Forfeited	(139)	(34)	(173)	$7.73

Nonvested at August 31, 2007	2,089	607	2,696	$8.28

We granted approximately 1.7 million shares of nonvested stock awards at no cost to recipients during the nine months ended August 31, 2007. As of August 31, 2007, there was $17.4 million of total unrecognized compensation cost related to nonvested stock awards. That cost is expected to be recognized on a straight-line basis over four years as the shares vest; the weighted-average recognition period is 3.43 years. The total fair value of shares vested pursuant to stock awards during the nine months ended August 31, 2007, was $2.5 million.

Stock-Based Compensation

Stock-based compensation cost for the three months ended August 31, 2007 and 2006 was $5.1 million and $3.5 million, respectively, and was $12.8 million and $11.8 million for the nine months ended August 31, 2007 and 2006, respectively, which consisted primarily of stock-based compensation cost related to employee stock options recognized under SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123(R)”). The tax benefit on stock-based compensation for the three months ended August 31, 2007 and 2006 was $1.2 million and $0.5 million, respectively, and was $2.6 million and $1.5 million for the nine months ended August 31, 2007 and 2006, respectively. We revised our ESPP effective from the purchase period beginning February 1, 2007. The revised ESPP is compensatory and is valued under the Black-Scholes option pricing model at each offering period. We recognize stock-based compensation cost on a straight-line basis over each six-month offering period.

We started granting restricted stock and restricted stock units to employees during the third quarter of fiscal year 2006. Approximately $1.6 million and $0.1 million of employee stock-based compensation was recognized related to restricted stock and restricted stock units for the three months ended August 31, 2007 and 2006, respectively, and $2.9 million and $0.1 million was recognized for the nine months ended August 31, 2007 and 2006, respectively.

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Assumptions for Estimating Fair Value of Stock-Based Awards

We selected the Black-Scholes option pricing model as the most appropriate model for determining the estimated fair value for stock-based awards. The following table summarizes the assumptions used to value stock options granted in the respective periods:

	Three Months Ended August 31,		Nine Months Ended August 31,
	2007	2006	2007	2006
Stock Option Grants:
Expected term of stock options (years)	3.7	4.6	3.7-4.6	4.3-4.6
Risk-free interest rate	4.79%	4.95%	4.64-4.79%	4.46-4.95%
Expected volatility	37%	41%	37-39%	40-43%
Weighted-average grant-date fair value (per share)	$4.28	$3.05	$4.00	$3.09
ESPP:
Expected term of ESPP (years)	0.5	n/a	0.5	n/a
Risk-free interest rate	4.96%	n/a	4.96-5.16%	n/a
Expected volatility	32%	n/a	32-34%	n/a
Weighted-average grant-date fair value (per share)	$2.35	n/a	$2.20	n/a

11.	COMPREHENSIVE INCOME

Our comprehensive income includes net income and other comprehensive income (loss), which consists of unrealized gains and losses on available-for-sale securities and cumulative translation adjustments. A summary of the comprehensive income for the periods indicated is as follows (in thousands):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2007	2006	2007	2006
Net income, as reported	$4,634	$11,250	$24,243	$41,323
Other comprehensive income (loss):
Unrealized gain (loss) on investments, net of tax	272	771	(92)	892
Foreign currency translation adjustment, net of tax	4,060	2,073	5,361	19,966

Comprehensive income	$8,966	$14,094	$29,512	$62,181

The balances of each component of accumulated other comprehensive income, net of tax, as of August 31, 2007, and November 30, 2006, consist of the following (in thousands):

	Unrealized Gain (Loss) in Available-for-sale Securities	Foreign Currency Translation	Accumulated Other Comprehensive Income
Balance as of November 30, 2006	$(313)	$11,122	$10,809
Net change during nine month period	(92)	5,361	5,269

Balance as of August 31, 2007	$(405)	$16,483	$16,078

12.	MINORITY INTEREST

In the first quarter of fiscal year 2007, we established a joint venture in South Africa, TS Innovations Limited (“Innovations”), with a local South Africa corporation, to assist with our sales efforts as well as to provide consulting services and training to our customers in the Sub-Saharan Africa region. For the nine months ended August 31, 2007, Innovations had total assets of $2.5 million and total revenues of $2.4 million. As of August 31, 2007, we owned a 74.9% interest in the joint venture. Because of this majority interest, our Condensed Consolidated Financial Statements include the balance sheets, results of operations and cash flows of Innovations, net of intercompany charges. We therefore eliminated 25.1% of financial results that pertain to the minority interest; the eliminated amount was reported as a separate line on our Condensed Consolidated Statements of Operations and Balance Sheets.

13.	PROVISION FOR INCOME TAXES

The effective tax rate of 13.5% for the three months ended August 31, 2007, differs from the statutory rate of 35% primarily due to research and development credits, the tax benefits resulting from the ability to claim foreign tax credits

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

against our foreign source income and the reversal of related tax reserves. During the three months ended August 31, 2007, we revised our estimated foreign source income, resulting in the release of certain tax reserves. These tax benefits were partially offset by the tax impact of certain stock compensation charges under SFAS No. 123(R), state income taxes and the IPR&D write off. The effective tax rate of 38.3% for the three months ended August 31, 2006, differs from the statutory rate of 35% primarily due to the tax impact of certain stock compensation charges under SFAS No. 123(R), state income taxes and additional U.S. taxes on repatriated U.K. earnings.

The effective tax rate of 35.2% for the nine months ended August 31, 2007, differs from the effective tax rate of 17.2% for the nine months ended August 31, 2006, primarily due to the release of valuation allowance in the second quarter of fiscal year 2006.

In connection with the acquisition of Spotfire, we have recorded preliminary purchase accounting entries for current deferred tax assets of $1.8 million, current deferred tax liabilities of $17.4 million, long-term deferred tax assets of $11.9 million and long-term deferred tax liabilities of $17.5 million with a corresponding adjustment to goodwill. These deferred taxes were related to the acquired tangible and intangible assets, deferred revenue, unbilled accounts receivable and certain tax attributes of Spotfire. The IPR&D of $1.6 million that was expensed in the quarter is not deductible for income tax purposes. This resulted in an unfavorable effective tax rate impact of 11.5% for the three months ended August 31, 2007.

As part of the process of preparing our Condensed Consolidated Financial Statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves us estimating our current tax exposure under the most recent tax laws and assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included on our Condensed Consolidated Balance Sheets.

We assess the likelihood that we will be able to recover our deferred tax assets. We consider all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. If it is not more likely than not that we will recover our deferred tax assets, we will increase our provision for taxes by recording a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable. As a result of our analysis of all available evidence, both positive and negative, as of August 31, 2007, it was considered more likely than not that our deferred tax assets would be realized with the exception of certain capital loss and foreign tax credit carryovers as we cannot forecast sufficient future capital gains or foreign source income to realize these deferred tax assets. The remaining valuation allowance of approximately $9.9 million as of August 31, 2007, will result in an income tax benefit if and when we conclude it is more likely than not that the related deferred tax assets will be realized.

As of August 31, 2007, we believed that the amount of deferred tax assets recorded on our balance sheet would ultimately be recovered. However, should there be a change in our ability to recover our deferred tax assets, our tax provision would increase in the period in which we determine that it is more likely than not that we cannot recover our deferred tax assets.

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

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

14.	NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share for the periods indicated (in thousands, except per share data):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2007	2006	2007	2006
Net income	$4,634	$11,250	$24,243	$41,323

Weighted-average shares of common stock used to compute basic net income per share (excluding unvested restricted stock)	193,817	207,616	202,263	209,323
Effect of dilutive common stock equivalents:
Stock options to purchase common stock	5,914	6,878	6,797	8,826
Restricted common stock awards	397	4	379	1

Weighted-average shares of common stock used to compute diluted net income per share	200,128	214,498	209,439	218,150

Basic net income per share	$0.02	$0.05	$0.12	$0.20

Diluted net income per share	$0.02	$0.05	$0.12	$0.19

The following potential common stock equivalents are not included in the diluted net income per share calculation above, because their effect was anti-dilutive for the periods indicated (in thousands):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2007	2006	2007	2006
Stock options to purchase common stock	16,803	25,143	14,188	22,099
Restricted common stock awards	186	4	62	1

Total anti-diluted common stock equivalents	16,989	25,147	14,250	22,100

15.	SEGMENT INFORMATION

We operate our business in one operating segment: the development and marketing of a suite of software products that enables businesses to link internal operations, business partners and customer channels through the real-time distribution of information. Our chief operating decision maker is our Chief Executive Officer, who reviews financial information presented on a consolidated basis for purposes of making operating decisions and assessing financial performance.

Our revenue by geographic region, based on the location at which each sale originated, is summarized as follows (in thousands):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2007	2006	2007	2006
Americas:
United States	$69,774	$62,167	$181,573	$178,949
Other Americas	3,691	1,154	8,706	5,423

Total Americas	73,465	63,321	190,279	184,372

EMEA:
United Kingdom	19,589	15,402	54,932	43,690
Other EMEA	28,629	29,177	103,048	88,524

Total EMEA	48,218	44,579	157,980	132,214

Asia Pacific and Japan	13,431	12,503	43,026	39,644

	$135,114	$120,403	$391,285	$356,230

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

No customer accounted for more than 10% of total revenue for the three and nine months ended August 31, 2007 or 2006. No customer had a balance in excess of 10% of our net accounts receivable at August 31, 2007, or November 30, 2006.

Our property and equipment by major country are summarized as follows (in thousands):

	August 31, 2007	November 30, 2006
Property and equipment, net:
United States	$103,977	$105,591
United Kingdom	3,580	4,028
Other	5,195	4,168

	$112,752	$113,787

16.	STOCK REPURCHASE PROGRAMS

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

All repurchased shares of common stock have been retired. The following table summarizes the activities under the stock repurchase programs for the periods indicated (in thousands, except per share data):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2007	2006	2007	2006
Cash used for repurchases	$84,155	$32,809	$226,932	$66,791

Shares repurchased	10,030	4,510	25,575	8,710

Average price per share	$8.39	$7.27	$8.87	$7.67

In connection with the repurchase activities during the nine months ended August 31, 2007, we classified $49.9 million of the excess purchase price over the par value of our common stock to retained earnings and $177.0 million to additional paid-in capital.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements relate to expectations concerning matters that are not historical facts. Words such as “projects,” “believes,” “anticipates,” “plans,” “expects,” “intends,” and similar words and expressions are intended to identify forward-looking statements. These forward-looking statements include, but are not limited to: the mix of our revenues between license, service and maintenance revenues; the effect of stock-based compensation on our financial results; our financing plans and capital requirements; our revenues and costs of revenues; our expenses and expenditures; our potential tax benefit or liabilities; the effect of recent accounting pronouncements and related interpretations; our investments, foreign currency risk, concentration of credit risk, debt service and principal repayment obligations; cash flows and our ability to finance operations from cash flows; seasonality in our business; the dependence of our license revenue on the timing and number of license deals; the effect of the Spotfire acquisition on earnings; the number of license transactions over $100,000; fluctuations in the amounts of royalty costs; increased acquired IPR&D expense; cash usages and an overall decrease in interest income; and other similar matters. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, these expectations or any of the forward-looking statements could prove to be incorrect, and actual results could differ materially from those projected or assumed in the forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to risks and uncertainties, including, but not limited to, the factors set forth in Part II, Item 1A. “Risk Factors” of this Quarterly Report on Form 10-Q. All forward-looking statements and reasons why results may differ included in this Quarterly Report on Form 10-Q are made as of the date hereof, and we assume no obligation to update any such forward-looking statements or reasons why actual results may differ.

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

In the beginning of the third quarter of fiscal year 2007, we acquired Spotfire, a leading provider of next-generation business intelligence software with approximately 200 employees worldwide. The addition of Spotfire’s software is a natural extension of our business strategy that allows us to offer customers next-generation business intelligence solutions for data access and analysis. The results of Spotfire’s operations are included in our results of operations beginning on June 5, 2007.

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

Our revenue is generally derived from a diverse customer base. No single customer represented greater than 10% of total revenue for the three and nine months ended August 31, 2007 or 2006. As of August 31, 2007, no single customer had a balance in excess of 10% of our net accounts receivable. We establish allowances for doubtful accounts based on our evaluation of collectibility and an allowance for returns and discounts based on specifically identified credits and historical experience.

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

RESULTS OF OPERATIONS

For purposes of presentation, we have indicated the third quarter of fiscal years 2007 and 2006 as ended on August 31, 2007 and 2006, respectively; whereas in fact, the third quarter of fiscal years 2007 and 2006 actually ended on September 2, 2007, and September 3, 2006, respectively. All amounts presented in the tables in the following sections on Results of Operations are stated in thousand of dollars, except for percentages and unless otherwise stated.

In connection with the Spotfire acquisition, we have incurred additional expenses, including amortization of intangible assets and acquired technology, acquired IPR&D costs, stock-based compensation, personnel and related costs, facility and infrastructure costs and other charges. As a result of these expenses, costs and charges, we expect the acquisition to be dilutive to earnings in fiscal year 2007.

Our consolidated results of operations have included incremental revenue and costs related to the former Spotfire operations since the date of acquisition. Due to the structure of our multi-product Enterprise License Agreements, which often combine TIBCO and acquired companies’ products, we are not able to separately report the portion of revenue attributable solely to acquired companies’ components. In addition, we have integrated and are in the process of integrating the operations and personnel from acquired companies into our worldwide operations, and therefore, we are not able to accurately track or report the performance of the former companies’ operations.

The following table sets forth the components of our results of operations as percentages of total revenue for the periods indicated:

	Three Months Ended August 31,		Nine Months Ended August 31,
	2007	2006	2007	2006
Revenue:
License revenue	39%	42%	41%	43%
Service and maintenance revenue:
Service and maintenance	60	56	58	56
Reimbursable expenses	1	2	1	1

Total service and maintenance revenue	61	58	59	57

Total revenue	100	100	100	100

Cost of revenue:
License	5	3	4	3
Service and maintenance	26	25	25	25

Total cost of revenue	31	28	29	28

Gross profit	69	72	71	72
Operating expenses:
Research and development	18	18	17	18
Sales and marketing	36	33	35	33
General and administrative	10	9	10	9
Amortization of acquired intangible assets	3	2	2	2
Acquired in-process research and development	1	—	1	—
Restructuring adjustment	(1)	—	—	—

Total operating expenses	67	62	65	62

Income from operations	2	10	6	10
Interest income	2	4	3	4
Interest expense	—	—	—	—
Other income (expense), net	—	1	—	—

Income before provision for income taxes and minority interest	4	15	9	14
Provision for income taxes	1	6	3	2
Minority interest, net of tax	—	—	—	—

Net income	3%	9%	6%	12%

Total Revenue

Our total revenue consisted primarily of license, consulting and maintenance fees from our customers and partners.

	Three Months Ended August 31,			Nine Months Ended August 31,
	2007	2006	Change	2007	2006	Change
Total revenue	$135,114	$120,403	12%	$391,285	$356,230	10%

Total revenue for the third quarter of fiscal year 2007 compared to the same quarter last year increased by $14.7 million or 12%. The increase was comprised of a $13.2 million or 19% increase in service and maintenance revenue and a $1.5 million or 3% increase in license revenue. Total revenue for the first nine months of fiscal year 2007 compared to the same period last year increased by $35.1 million or 10%.

For the first nine months of fiscal year 2007, we experienced growth in total revenue in the Americas, EMEA and Asia Pacific and Japan compared to the same period last year. See Note 15 to our Condensed Consolidated Financial Statements for amounts of total revenue by region. The percentages of total revenue from the geographic regions are summarized as follows:

	Three Months Ended August 31,		Nine Months Ended August 31,
	2007	2006	2007	2006
Americas	54%	53%	49%	52%
EMEA	36	37	40	37
Asia Pacific and Japan	10	10	11	11

	100%	100%	100%	100%

License Revenue and Cost

	Three Months Ended August 31,			Nine Months Ended August 31,
	2007	2006	Change	2007	2006	Change
License revenue	$52,593	$51,076	3%	$159,704	$151,738	5%
As percent of total revenue	39%	42%		41%	43%
Cost of license revenue	$6,632	$3,422	94%	$15,433	$10,764	43%
As percent of total revenue	5%	3%		4%	3%
As percent of license revenue	13%	7%		10%	7%

License revenue increased $1.5 million or 3% for the third quarter of fiscal year 2007 compared to the same quarter last year, and increased $8.0 million or 5% for the first nine months of fiscal year 2007 compared to the same period last year. The increase was primarily due to increased revenue in EMEA and Asia Pacific and Japan as well as revenue attributable to the Spotfire acquisition. We also experienced a decline in license revenue in the Americas in the first nine months of fiscal year 2007 compared to the same period last year.

Our license revenue in a particular period is dependent upon the timing and number of license deals and their relative size. Selected data about our license revenue deals recognized for the respective periods is summarized as follows:

	Three Months Ended August 31,		Nine Months Ended August 31,
	2007	2006	2007	2006
Number of license deals of $1.0 million or more	12	11	37	38
Number of license deals over $0.1 million	89	69	237	222
Average size of license deals over $0.1 million (in millions)	$0.5	$0.7	$0.6	$0.7

We currently expect the number of license transactions over $100,000 to increase for the fourth quarter of fiscal year 2007, while the size and timing of any particular multi-million dollar deal cannot be reasonably forecasted.

Cost of license revenue mainly consisted of royalty costs and amortization of developed technology acquired through corporate acquisitions. Cost of license revenue increased by $3.2 million or 94% for the third quarter of fiscal year 2007 compared to the same quarter last year. The increase in absolute dollars in cost of license revenue for the third quarter of fiscal year 2007 compared to the same quarter last year resulted primarily from an increase of $2.4 million in amortization expenses associated with acquired technologies and an increase of $0.7 million in royalty costs.

For the first nine months of fiscal year 2007 compared to the same period last year, cost of license revenue increased by $4.7 million or 43%. The increase in absolute dollars in cost of license revenue for the first nine months of fiscal year 2007 compared to the same period last year resulted primarily from an increase of $2.5 million in amortization expenses associated with acquired technologies and an increase of $1.9 million in royalty costs. The amount of royalty costs we incur is primarily dependent on the mix of products that we sell and will fluctuate from time to time.

Service and Maintenance Revenue and Cost

	Three Months Ended August 31,			Nine Months Ended August 31,
	2007	2006	Change	2007	2006	Change
Service and maintenance revenue	$82,521	$69,327	19%	$231,581	$204,492	13%
As percent of total revenue	61%	58%		59%	57%
Cost of service and maintenance	$34,771	$30,048	16%	$97,355	$87,519	11%
As percent of total revenue	26%	25%		25%	25%
As percent of service and maintenance revenue	42%	43%		42%	43%

Service and maintenance revenue increased $13.2 million or 19% for the third quarter of fiscal year 2007 compared to the same quarter last year. For the first nine months of fiscal year 2007, service and maintenance revenue increased $27.1 million or 13% compared to the same period last year. These increases were primarily due to growth in our installed software base and the Spotfire acquisition.

Cost of service and maintenance consisted primarily of compensation for professional services, customer support personnel and third-party contractors and associated expenses related to providing consulting services.

The cost of service and maintenance increased by $4.7 million or 16% for the third quarter of fiscal year 2007 compared to the same quarter last year, which was primarily due to the relative proportion of personnel costs. The increase in absolute dollars for the third quarter of fiscal year 2007 compared to the same quarter last year resulted primarily from a $3.4 million increase in employee-related expenses, a $0.9 million increase in subcontractors costs and a $0.4 million increase in information technology related expenses.

Cost of service and maintenance increased $9.8 million or 11% for the first nine months of fiscal year 2007 compared to the same period last year. The increase in absolute dollars for the first nine months of fiscal year 2007 compared to the same period last year resulted primarily from a $7.2 million increase in employee-related expenses, a $1.6 million increase in subcontractors costs and a $0.9 million increase in information technology related expenses.

Research and Development Expenses

Research and development expenses consisted primarily of personnel compensation, including stock-based compensation cost, third-party contractor fees and related costs associated with the development and enhancement of our products.

	Three Months Ended August 31,			Nine Months Ended August 31,
	2007	2006	Change	2007	2006	Change
Research and development expenses	$23,843	$20,957	14%	$66,855	$64,908	3%
As percent of total revenue	18%	18%		17%	18%

The acquisition of Spotfire added approximately $2.0 million in research and development expenses for the third quarter of fiscal year 2007. Total research and development expenses increased by $2.9 million or 14% for the third quarter of fiscal year 2007 compared to the same quarter last year with a $1.4 million increase in personnel expenses, a $0.9 million increase in consulting expenses, a $0.3 million increase in facilities expenses and a $0.2 million increase in information technology related expenses.

For the first nine months of fiscal year 2007 compared to the same period last year, research and development expenses increased by $1.9 million or 3%, resulting primarily from an increase of $1.2 million in consulting expenses, a $0.9 million increase in personnel expenses, a $0.5 million increase in information technology related expenses and a $0.3 million increase in facilities expenses. These increases were offset by an $0.8 million decrease in software licensing fees.

Sales and Marketing Expenses

Sales and marketing expenses consisted primarily of personnel compensation including sales commissions and stock-based compensation cost and the cost of marketing programs, such as customer conferences, promotional materials, trade shows, advertising and related travel expenses.

	Three Months Ended August 31,			Nine Months Ended August 31,
	2007	2006	Change	2007	2006	Change
Sales and marketing expenses	$48,755	$40,121	22%	$138,137	$118,184	17%
As percent of total revenue	36%	33%		35%	33%

The acquisition of Spotfire added approximately $7.7 million in sales and marketing expenses for the third quarter of fiscal year 2007. Total sales and marketing expenses increased by $8.6 million or 22% for the third quarter of fiscal year 2007 compared to the same quarter last year was primarily due to an $8.0 million increase in employee-related costs, a $0.6 million increase in travel expenses and a $0.1 million increase in expenses related to marketing programs. These increases were partially offset by a $0.4 million decrease in consulting expenses.

The $20.0 million or 17% increase in sales and marketing expenses for the first nine months of fiscal year 2007 compared to the same period last year was primarily due to a $18.0 million increase in employee-related expenses, a $1.3 million increase in travel expenses, a $0.9 million increase in expenses related to marketing programs and a $0.3 million increase in consulting expenses.

General and Administrative Expenses

General and administrative expenses consisted primarily of personnel costs and related costs for general corporate functions including executive, legal, finance, accounting and human resources, and also included accounting, tax and legal fees and charges.

	Three Months Ended August 31,			Nine Months Ended August 31,
	2007	2006	Change	2007	2006	Change
General and administrative expenses	$13,664	$10,908	25%	$38,529	$31,658	22%
As percent of total revenue	10%	9%		10%	9%

The acquisition of Spotfire added approximately $1.7 million in general and administrative expenses for the third quarter of fiscal year 2007. Total general and administrative expenses increased by $2.8 million or 25% for the third quarter of fiscal year 2007 compared to the same quarter last year, primarily due to a $1.5 million increase in employee-related expenses and a $1.1 million increase in consulting expenses.

The $6.9 million or 22% increase in general and administrative expenses for the first nine months of fiscal year 2007 compared to the same period last year was primarily due to a $3.2 million increase in employee-related expenses, a $2.2 million increase in consulting expenses and a $1.9 million increase in fees and charges. These increases were offset by an $0.8 million decrease in facilities related expenses for the first nine months of fiscal year 2007.

Amortization of Acquired Intangible Assets

Intangible assets acquired through corporate acquisitions are comprised of the expected value of developed technologies, patents, trademarks, established customer bases and non-compete agreements, as well as maintenance and OEM customer royalty agreements. Amortization of developed technologies are recorded as a cost of revenue, and amortization of other acquired intangible assets are included in operating expenses.

	Three Months Ended August 31,			Nine Months Ended August 31,
	2007	2006	Change	2007	2006	Change
Amortization of acquired intangible assets:
Cost of revenue	$3,686	$1,330		$6,497	$3,992
Operating expenses	4,058	2,364		9,000	7,091

Total amortization of acquired intangible assets	$7,744	$3,694	110%	$15,497	$11,083	40%

As percent of total revenue	6%	3%		4%	3%

The increases in the third quarter and the first nine months of fiscal year 2007 compared to the same respective periods last year are a result of identifiable intangible assets acquired on June 5, 2007 in connection with the Spotfire acquisition.

Acquired In-Process Research and Development

In the third quarter of fiscal year 2007, in conjunction with our acquisition of Spotfire, we recorded acquired IPR&D charges of $1.6 million. Our methodology for allocating the purchase price relating to acquired IPR&D was determined through established valuation techniques. Acquired IPR&D was expensed upon acquisition as technological feasibility had not been established and no future alternate use existed. We may further incur acquired IPR&D expense in the future to the extent we make additional acquisitions.

Restructuring Adjustment

In the third quarter of fiscal year 2007, we recorded a $1.1 million credit adjustment to the previously recorded restructuring charges related to properties vacated in connection with facilities consolidation. The adjustment resulted from revisions to our estimates of future sublease income due to the recovery of the applicable real estate market.

Stock-Based Compensation

The stock-based compensation cost was included on the Condensed Consolidated Statements of Operations corresponding to the same functional lines as cash compensation paid to the same employees, as follows:

	Three Months Ended August 31,			Nine Months Ended August 31,
	2007	2006	Change	2007	2006	Change
Stock-based compensation, included in:
Cost of license	$10	$8		$29	$34
Cost of service and maintenance	750	429		1,789	1,580

Total in cost of revenue	760	437		1,818	1,614

Research and development	1,022	742		2,815	2,760
Sales and marketing	1,732	1,047		4,102	3,418
General and administrative	1,614	1,261		4,090	3,959

Total in operating expenses	4,368	3,050		11,007	10,137

Total stock-based compensation	$5,128	$3,487	47%	$12,825	$11,751	9%

As percent of total revenue	4%	3%		3%	3%

Interest Income

	Three Months Ended August 31,			Nine Months Ended August 31,
	2007	2006	Change	2007	2006	Change
Interest income	$2,842	$5,319	(47)%	$14,948	$14,675	2%
As percent of total revenue	2%	4%		3%	4%

The decrease in interest income for the third quarter of fiscal year 2007 compared to the same quarter last year was primarily due to a lower average investment balance. The use of cash for our recent Spotfire acquisition as well as our stock repurchase program will continue to result in an overall decrease in interest income for the last quarter of fiscal year 2007.

Interest Expense

	Three Months Ended August 31,			Nine Months Ended August 31,
	2007	2006	Change	2007	2006	Change
Interest expense	$641	$702	(9)%	$1,654	$2,002	(17)%
As percent of total revenue	—%	—%		—%	—%

Interest expense was primarily related to a $54.0 million mortgage note issued in connection with the purchase of our corporate headquarters. The mortgage note payable carries a 20-year amortization, and in the second quarter of fiscal year 2007, we amended the mortgage note payable such that it now carries a fixed annual interest rate of 5.50%. The balance of the mortgage note as of August 31, 2007, was $47.0 million. The $34.4 million principal balance that will be remaining at the end of the 10-year term will be due as a final lump sum payment on July 1, 2013. See Note 7 to our Condensed Consolidated Financial Statements for further detail on the mortgage note payable. Interest expense decreased by $0.3 million for the first nine months of fiscal year 2007 compared to the same period last year, which resulted primarily from a release of a transaction tax reserve due to a favorable tax ruling.

Other Income (Expense), Net

Other income (expense) included realized gains and losses on investments, foreign exchange gains and losses and other miscellaneous income and expense items.

	Three Months Ended August 31,			Nine Months Ended August 31,
	2007	2006	Change	2007	2006	Change
Other income (expense):
Foreign exchange gain (loss)	$(116)	$193		$(1,752)	$308
Realized gain (loss) on short-term investments	92	90		(36)	95
Realized gain on long-term private equity investments	64	738		64	738
Other income, net	290	16		487	4

Total other income (expense), net	$330	$1,037	(68)%	$(1,237)	$1,145	(208)%

As percent of total revenue	—%	1%		—%	—%

The decrease in other income (expense) in absolute dollars for the third quarter and the first nine months of fiscal year 2007 compared to the same respective periods last year was primarily due to unfavorable exchange rates on foreign currency transactions in fiscal year 2007 as well as a $0.7 million gain from the sale of a long-term private equity investment during the third quarter of fiscal year 2006.

Provision for Income Taxes

	Three Months Ended August 31,			Nine Months Ended August 31,
	2007	2006	Change	2007	2006	Change
Provision for (benefit from) income taxes	$731	$6,987	(90)%	$13,215	$8,601	54%
Effective tax rate	14%	38%		35%	17%

The effective tax rate of 13.5% for the three months ended August 31, 2007, differs from the statutory rate of 35% primarily due to research and development credits, the tax benefits resulting from the ability to claim foreign tax credits against our foreign source income and the reversal of related tax reserves. During the three months ended August 31, 2007, we revised our estimated foreign source income, resulting in the release of certain tax reserves. These tax benefits were partially offset by the tax impact of certain stock compensation charges under SFAS No. 123(R), state income taxes and the IPR&D write off. The effective tax rate of 38.3% for the three months ended August 31, 2006, differs from the statutory rate of 35% primarily due to the tax impact of certain stock compensation charges under SFAS 123(R), state income taxes and additional U.S. taxes on repatriated U.K. earnings.

The effective tax rate of 35.2% for the nine months ended August 31, 2007, differs from the effective tax rate of 17.2% for the nine months ended August 31, 2006, primarily due to the release of valuation allowance in the second quarter of fiscal year 2006.

In connection with the acquisition of Spotfire, we have recorded preliminary purchase accounting entries for current deferred tax assets of $1.8 million, current deferred tax liabilities of $17.4 million, long-term deferred tax assets of $11.9 million and long-term deferred tax liabilities of $17.5 million with a corresponding adjustment to goodwill. These deferred taxes were related to the acquired tangible and intangible assets, deferred revenue, unbilled accounts receivable and certain tax attributes of Spotfire. The IPR&D of $1.6 million that was expensed in the quarter is not deductible for income tax purposes. This resulted in an unfavorable effective tax rate impact of 11.5% for the three months ended August 31, 2007.

We make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes.

As part of the process of preparing our Condensed Consolidated Financial Statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves us estimating our current tax exposure under the most recent tax laws and assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included on our Condensed Consolidated Balance Sheets.

We assess the likelihood that we will be able to recover our deferred tax assets. We consider all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. If it is not more likely than not that we will recover our deferred tax assets, we will increase our provision for taxes by recording a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable. As a result of our analysis of all available evidence, both positive and negative, as of August 31, 2007, it was considered more likely than not that our deferred tax assets would be realized with the exception of certain capital loss and foreign tax credit carryovers. The remaining valuation allowance of approximately $9.9 million as of August 31, 2007, will result in an income tax benefit if and when we conclude it is more likely than not that the related deferred tax assets would be realized.

As of August 31, 2007, we believed that the amount of the deferred tax assets recorded on our balance sheet would ultimately be recovered. However, should there be a change in our ability to recover our deferred tax assets, our tax provision would increase in the period in which we determine that it is more likely than not that we cannot recover our deferred tax assets.

Minority Interest, Net of Tax

Minority interest represents the portion of net income belonging to minority stockholders of our consolidated subsidiaries.

	Three Months Ended August 31,				Nine Months Ended August 31,
	2007	2006	Change		2007	2006	Change
Minority interest, net of tax	$52	$—	*	%	$70	$—	*	%
As percent of total revenue	—%	—%			—%	—%

*	The percentage has been omitted as it is not meaningful for comparison purposes.

Minority Interest is detailed in Note 12 to our Condensed Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

Current Cash Flows

As of August 31, 2007, we had cash, cash equivalents and short-term investments totaling $223.5 million, representing a decrease of $316.0 million from November 30, 2006. Our total cash and cash equivalents balance as of August 31, 2007, was $109.1 million. As of August 31, 2007, our short-term available-for-sale investments totaled $114.4 million, primarily consisting of high grade corporate bonds, U.S. government debt, asset-backed and mortgage-backed securities and money market funds.

Net cash provided by operating activities for the nine months ended August 31, 2007, was $71.9 million, resulting from net income of $24.2 million, adjusted for $37.8 million in non-cash charges and a $9.9 million net change in assets and liabilities. The non-cash charges included depreciation and amortization, stock-based compensation, tax benefits related to stock benefit plans and IPR&D, less excess tax benefits from stock-based compensation recorded in financing activities and deferred income tax. Net change in assets and liabilities included a decrease in accounts receivable due to significant cash collections for the first nine months of fiscal year 2007 resulting from a strong revenue quarter in the fourth quarter of fiscal year 2006, an increase in prepaid expenses and other assets due to the payment of the Company’s annual corporate insurance premium and a decrease in accrued liabilities other than those liabilities assumed in the Spotfire acquisition.

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

Net cash provided by investing activities was $98.9 million for the nine months ended August 31, 2007, resulting primarily from the net cash proceeds from short-term investments of $289.9 million, which was partially offset by cash usages of $181.3 million for the Spotfire acquisition and $10.0 million for capital expenditures. In addition, we used part of the net proceeds from sales of short-term investments to finance our stock repurchase program.

Net cash used for financing activities was $202.1 million for the nine months ended August 31, 2007, resulting primarily from our $226.9 million repurchase of shares of our common stock in the open market, $4.0 million complete repayment of the revolving line of credit of Spotfire and $1.5 million repayment on other long-term debts, less $21.5 million cash received from the exercise of stock options and the sale of our common stock under our ESPP, and $8.7 million excess tax benefits from stock-based compensation. Additionally, proceeds of $0.2 million were received from minority investors.

In December 2006, the Audit Committee on behalf of our Board of Directors approved an eighteen-month stock repurchase program pursuant to which we were authorized to repurchase up to $100.0 million of our outstanding common stock. In April 2007, our Board of Directors approved a new stock repurchase program pursuant to which we may repurchase up to $300.0 million of our outstanding common stock from time to time in the open market or through privately negotiated transactions. In connection with approving the April 2007 stock repurchase program, the December 2006 stock repurchase program was terminated and the remaining authorized amount of $58.2 million under the December 2006 stock repurchase program was canceled. We had repurchased approximately 25.6 million shares of our outstanding common stock at an average price of $8.87 per share in the nine months ended August 31, 2007, pursuant to these programs.

We currently anticipate that our operating expenses will grow in absolute dollars for the foreseeable future, and we intend to fund our operating expenses primarily through cash flows from operations. Our capital expenditures are currently expected to be approximately $2.5 million to $5.0 million for the fourth quarter of fiscal year 2007. We believe that our current cash, cash equivalents and short-term investments together with expected cash flows from operations will be sufficient to meet our anticipated cash requirements for working capital, capital expenditures and currently approved stock repurchases for at least the next 12 months. However, we may require or desire additional funds to support our operating expenses and capital requirements or for other purposes, such as acquisitions, and may seek to raise such additional funds through public or private equity or debt financing or from other sources.

Commitments

In June 2003, we purchased our corporate headquarters with a $54.0 million mortgage note to lower our operating costs. The mortgage note payable carries a 20-year amortization and, as amended in the second quarter of fiscal year 2007, a fixed annual interest rate of 5.50%. The principal balance of $34.4 million that will be remaining at the end of the 10-year term will be due as a final lump sum payment on July 1, 2013. Under the applicable terms of the mortgage note agreements, we are prohibited from acquiring another company without prior consent from the lender unless we maintain at least $50.0 million of cash or cash equivalents and meet other non-financial terms as defined in the agreements. In addition, we are subject to certain non-financial covenants as defined in the agreements. We were in compliance with all covenants as of August 31, 2007.

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

We have a $20.0 million revolving line of credit that matures on June 19, 2008. The revolving line of credit is available for cash borrowings and for the issuance of letters of credit up to $20.0 million. As of August 31, 2007, no borrowings were outstanding under the facility and a $13.0 million irrevocable letter of credit was outstanding, leaving $7.0 million of available credit for additional letters of credit or cash borrowings. The $13.0 million irrevocable letter of credit outstanding was issued in connection with the mortgage note payable. The letter of credit automatically renews for successive one-year periods, until the mortgage note payable has been satisfied in full. We are required to maintain a minimum of $40.0 million in unrestricted cash, cash equivalents and short-term investments, net of total current and long-term indebtedness, as well as comply with other non-financial covenants defined in the agreement. As of August 31, 2007, we were in compliance with all covenants under the revolving line of credit.

As of August 31, 2007, we had $3.6 million in restricted cash in connection with bank guarantees issued by some of our international subsidiaries. The cash collateral is presented as restricted cash and included in Other Assets on our Condensed Consolidated Balance Sheets.

As of August 31, 2007, our contractual commitments associated with indebtedness, lease obligations and operational restructuring are as follows (in thousands):

	Total	Remainder of 2007	2008	2009	2010	2011	Thereafter
Operating commitments:
Debt principal	$47,259	$511	$2,087	$2,131	$2,153	$2,269	$38,108
Debt interest	13,345	649	2,524	2,404	2,285	2,164	3,319
Operating leases	30,948	1,839	6,332	5,492	5,635	4,257	7,393

	91,552	2,999	10,943	10,027	10,073	8,690	48,820

Restructuring-related commitments:
Gross lease obligations	24,718	1,278	7,526	7,551	7,720	643	—
Estimated sublease income	(7,240)	(519)	(2,114)	(2,178)	(2,240)	(189)	—

	17,478	759	5,412	5,373	5,480	454	—

Total commitments	$109,030	$3,758	$16,355	$15,400	$15,553	$9,144	$48,820

Future minimum lease payments under restructured non-cancelable operating leases are included in Accrued Restructuring and Excess Facilities Costs on our Condensed Consolidated Balance Sheets.

Indemnification

Our indemnification obligations are detailed in Note 8 to our Condensed Consolidated Financial Statements.

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

Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates, or we may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates. As of August 31, 2007, we had an investment portfolio of fixed income securities totaling $114.4 million, excluding those classified as cash and cash equivalents. These securities are classified as available-for-sale and are recorded on the balance sheets at fair market value with unrealized gains or losses reported as a separate component of stockholders’ equity. Unrealized losses are charged against income when a decline in fair market value is determined to be other-than-temporary. The specific identification method is used to determine the cost of securities sold.

A hypothetical 100 basis point increase in interest rates would result in an approximate $1.3 million decrease in the fair value of our available-for-sale debt securities as of August 31, 2007.

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

As of August 31, 2007, we had seven outstanding forward contracts with total notional amounts of $83.4 million, which are summarized as follows (in thousands):

	Notional Value Local Currency	Notional Value USD	Fair Value Gain (Loss) USD
Forward contracts sold:
EURO	27,600	$37,676	$24
Australian dollar	2,900	2,363	3
British pound	13,200	26,606	(41)
Indian rupee	22,000	541	(10)
Japanese yen	300,000	2,598	23
South African rand	36,000	5,009	(69)
Forward contracts purchased:
Swedish krona	59,000	8,583	(2)

		$83,376	$(72)

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

Our legal proceedings are detailed in Note 9 to our Condensed Consolidated Financial Statements.

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

Period-to-period comparisons of our operating results may not be a good indication of our future performance. Moreover, our operating results in some quarters, including the quarter ended September 2, 2007, have not in the past, and may not in the future, meet the expectations of stock market analysts and investors. This has in the past, and may in the future, cause our stock price to decline. As a result of the evolving nature of the markets in which we compete and the size of our customer agreements, we have difficulty accurately forecasting our revenue in any given period. In addition to the factors discussed elsewhere in this section, a number of factors may cause our revenue to fall short of our expectations, or those of stock market analysts and investors, or cause fluctuations in our operating results, including:

•	the announcement or introduction of new or enhanced products or services by our competitors;

•	the relatively long sales cycles for many of our products;

•	the tendency of some of our customers to wait until the end of a fiscal quarter or our fiscal year in the hope of obtaining more favorable terms;

•	the timing of our new products or product enhancements or any delays in such introductions;

•	the delay or deferral of customer implementations of our products;

•	changes in customer budgets and decision making processes that could affect both the timing and size of any transaction;

•	our dependence on large deals, which if such deals do not close, can greatly impact revenues for a particular quarter;

•	the timing, size and mix of orders from customers;

•	the deferral of license revenue to future periods due to the timing of the execution of an agreement or our ability to deliver the products;

•	the impact of our provision of services and customer-required contractual terms on our recognition of license revenue;

•	any difficulty we encounter in integrating acquired businesses, products or technologies;

•	costs resulting from adjustments to our sales force in response to management changes, product changes, performance issues, acquisitions and other internal and external considerations;

•	the amount and timing of operating costs and capital expenditures relating to the expansion of our operations and the evaluation of strategic transactions;

•	the impact of employee stock-based compensation costs on our earnings; and

•	changes in local, national and international regulatory requirements.

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

The stock market in general and the stock prices of technology companies in particular, have experienced volatility which has often been unrelated to the operating performance of any particular company or companies. During the first nine months of fiscal year 2007, our stock price fluctuated between a high of $10.45 and a low of $6.97. If market or industry-based fluctuations continue, our stock price could decline in the future regardless of our actual operating performance and investors could lose all or part of their investments.

Any failure to successfully integrate Spotfire’s business operations could adversely affect our financial results.

We completed our acquisition of Spotfire in the third quarter of fiscal year 2007. We have begun to integrate certain of our operations with those of Spotfire to reduce the expenses of the combined company. If we are unable to integrate our operations with Spotfire’s operations in a timely manner, we may be unable to achieve the anticipated synergies. Risks we may face in connection with the integration include, among other things:

•	retaining and integrating key employees, as necessary, including members of Spotfire’s executive team and sales force;

•	inconsistencies in standards, controls, procedures and policies and compensation structures between TIBCO and Spotfire;

•	assuming pre-existing liabilities of the acquired business, which could be material;

•	coordinating and consolidating ongoing and future research and development efforts;

•	unanticipated delays in or expenses related to the integration of operations;

•	using capital assets efficiently to develop the business of the combined company; and

•	minimizing the diversion of management’s attention from ongoing business concerns.

The occurrence of any of these risks could have a material adverse effect on our business, results of operations or financial condition.

Our strategy contemplates future acquisitions which may result in us incurring unanticipated expenses or additional debt, difficulty in integrating our operations and dilution to our stockholders and may harm our operating results.

Our success depends in part on our ability to continually enhance and broaden our product offerings in response to changing technologies, customer demands and competitive pressures. We expect to acquire complementary businesses, products or technologies in the future as part of our corporate strategy. In this regard, we have made strategic acquisitions, including the acquisition of Spotfire in 2007 and the acquisition of certain assets of Velosel Corporation and ObjectStar International Limited in 2005. We do not know if we will be able to complete any subsequent acquisition or that we will be able to successfully integrate any acquired business, operate it profitably or retain its key employees. Integrating any newly acquired business, product or technology could be expensive and time-consuming, could disrupt our ongoing business and financial performance and could distract our management. Therefore, we might not be able, either immediately post-acquisition or ever, to replicate the pre-acquisition revenues achieved by companies that we acquire or achieve the benefits of the acquisition we anticipated in valuing the businesses, products or technologies we acquire. Furthermore, the costs of integrating acquired companies in international transactions can be particularly high, due to local laws and regulations. If we are unable to integrate any newly acquired entity, products or technology effectively, our business, financial condition and operating results would suffer. In addition, any amortization or impairment of acquired intangible assets, stock-based compensation or other charges resulting from the costs of acquisitions could harm our operating results.

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

The market for our products and services is extremely competitive and subject to rapid change. We compete with a variety of large and small providers of solutions for enterprise application integration, SOA, BPM, business optimization and MDM, including companies such as IBM, Oracle, Microsoft, BEA, SAP, Pegasystems and Software AG. We believe that of these companies, IBM has the potential to offer the most complete competitive set of products relative to our offerings. In addition, some of our competitors are expanding their competitive product offerings and market position through acquisitions and internal research and development. For example, Sun Microsystems has become a direct competitor of ours since its acquisition of SeeBeyond. BEA has also acquired companies that expand its offerings, such as Fuego, which makes BEA a more direct competitor in BPM solutions. We expect additional competition from other established and emerging companies. We also face competition for certain aspects of our product and service offerings from major systems integrators. Further, we may face increasing competition from open source software initiatives, in which competitors provide software and intellectual property, typically without charging license fees. If customers choose such open source products over our proprietary software, our revenues and earnings could be adversely affected.

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

We have in the past realized and may continue in the future to realize a higher percentage of revenues from services and maintenance on a combined basis. For example, in the first nine months of fiscal year 2007, our service and maintenance revenue represented 58% of our total revenue. Our profit margin for maintenance is higher than our profit margin for services, but both are lower than our license revenue profit margin. As a result, if services and maintenance revenues increase as a percentage of total revenues, our overall profit margin may decrease which could impact our stock price.

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

The market for infrastructure software is relatively new and evolving. We earn a substantial portion of our revenue from licenses of our infrastructure software, including application integration software and sales of related services. We expect to earn substantially all of our revenue in the foreseeable future from sales of these products and services. Our future financial performance will depend on continued growth in the number of organizations demanding software and services for application integration and information delivery and companies seeking outside vendors to develop, manage and maintain this software for their critical applications. Lower spending by corporate and governmental customers around the world, which has had a disproportionate impact on information technology spending, has led to a reduction in sales in the past and may continue to do so in the future. Many of our potential customers have made significant investments in internally developed systems and would incur significant costs in switching to third-party products, which may substantially inhibit the growth of the market for infrastructure software. If the market fails to grow, or grows more slowly than we expect, our sales will be adversely affected. Also, even as corporate and governmental spending increases and companies make greater investments in information technology and infrastructure software, our revenue may not grow at the same pace. In addition, any weakening in the global economy or the industries of our customers could cause a decrease in demand for our products and result in a decline in revenues. In this regard, the losses incurred in the financial industry as a result of the decline in the credit markets in 2007 could cause a decrease in our sales, which could be material, particularly due to our customer concentration in the financial services industry.

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

Note 9 to our Condensed Consolidated Financial Statements describes the litigation pending against us and our directors and officers. The uncertainty associated with substantial unresolved lawsuits could harm our business, financial condition and reputation. The defense of the lawsuits could result in the diversion of our management’s time and attention away from business operations, which could harm our business. Negative developments with respect to the lawsuits could cause our stock price to decline. In addition, although we are unable to determine the amount, if any, that we may be required to pay in connection with the resolution of the lawsuits by settlement or otherwise, any such payment could seriously harm our financial condition and liquidity.

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

ISSUER PURCHASES OF EQUITY SECURITIES

In April 2007, our Board of Directors approved a stock repurchase program pursuant to which we may repurchase up to $300.0 million of our outstanding common stock. The remaining authorized amount for stock repurchases under this program was approximately $114.9 million as of the end of the third quarter of fiscal year 2007.

(In thousands, except per share data)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
June 4, 2007 – July 3, 2007	—	$—	—	$199,037
July 4, 2007 – August 3, 2007	7,638	$8.64	7,638	$133,072
August 4, 2007 – September 2, 2007	2,392	$7.61	2,392	$114,881

Total	10,030	$8.39	10,030	$114,881

ITEM 6.	EXHIBITS

3.1(1)	Certificate of Incorporation of Registrant.

3.2(2)	Bylaws of Registrant.

4.1(3)	Form of Registrant’s Common Stock Certificate.

10.1(4)#	Summary of FY 2007 Spotfire Division Executive Incentive Compensation Plan.

31.1	Rule 13a-14(a) / 15d-14(a) Certification by Chief Executive Officer.

31.2	Rule 13a-14(a) / 15d-14(a) Certification by Chief Financial Officer.

32.1	Section 1350 Certification by Chief Executive Officer.

32.2	Section 1350 Certification by Chief Financial Officer.

#	Indicates management contract or compensatory plan or arrangement.

(1)	Incorporated by reference to an exhibit filed with the Registrant’s Registration Statement on Form 8-A, filed with the SEC on February 23, 2004.

(2)	Incorporated by reference to an exhibit filed with the Registrant’s Current Report on Form 8-K, filed with the SEC on April 11, 2006.

(3)	Incorporated by reference to an exhibit filed with the Registrant’s Registration Statement on Form S-1 (File No. 333-78195), filed with the SEC on June 18, 1999, as amended.

(4)	Incorporated by reference to an exhibit filed with the Registrant’s Current Report on Form 8-K, filed with the SEC on August 16, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TIBCO SOFTWARE INC.

By:	/s/ MURRAY D. RODE
Murray D. Rode
Chief Financial Officer and Executive Vice President, Strategic Operations

By:	/s/ SYDNEY L. CAREY
Sydney L. Carey
Senior Vice President, Finance and Corporate Controller

Date: October 12, 2007

EXHIBIT INDEX

Exhibit No.	Description
3.1(1)	Certificate of Incorporation of Registrant.

3.2(2)	Bylaws of Registrant.

4.1(3)	Form of Registrant’s Common Stock Certificate.

10.1(4)#	Summary of FY 2007 Spotfire Division Executive Incentive Compensation Plan.

31.1	Rule 13a-14(a) / 15d-14(a) Certification by Chief Executive Officer.

31.2	Rule 13a-14(a) / 15d-14(a) Certification by Chief Financial Officer.

32.1	Section 1350 Certification by Chief Executive Officer.

32.2	Section 1350 Certification by Chief Financial Officer.

#	Indicates management contract or compensatory plan or arrangement.

(1)	Incorporated by reference to an exhibit filed with the Registrant’s Registration Statement on Form 8-A, filed with the SEC on February 23, 2004.

(2)	Incorporated by reference to an exhibit filed with the Registrant’s Current Report on Form 8-K, filed with the SEC on April 11, 2006.

(3)	Incorporated by reference to an exhibit filed with the Registrant’s Registration Statement on Form S-1 (File No. 333-78195), filed with the SEC on June 18, 1999, as amended.

(4)	Incorporated by reference to an exhibit filed with the Registrant’s Current Report on Form 8-K, filed with the SEC on August 16, 2007.