Form 10-K
period 2007-11-30
TIBCO SOFTWARE INC
filed 2008-01-25
CIK 1085280

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2007

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

(Title of Class)

Securities registered pursuant to Section 12(g) of the Act:

None

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

The aggregate market value of the voting stock held by non-affiliates of the registrant (based upon the closing sale price of such shares on the NASDAQ Global Select Market on June 3, 2007) was approximately $1,650,737,499. Shares of common stock held by each executive officer and director and by each entity that owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of January 18, 2008, there were 187,061,741 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2008 Annual Meeting of Stockholders to be held on April 17, 2008 are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein.

TIBCO SOFTWARE INC. FORM 10-K

For the Fiscal Year Ended November 30, 2007

Forward Looking Statements

This Annual Report on Form 10-K contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward looking statements relate to expectations concerning matters that are not historical facts. Words such as “projects,” “believes,” “anticipates,” “plans,” “expects,” “intends,” “strategy,” “continue,” “will,” “estimate,” “forecast” and similar words and expressions are intended to identify forward looking statements. Although we believe that the expectations reflected in the forward looking statements contained herein are reasonable, these expectations or any of the forward looking statements could prove to be incorrect, and actual results could differ materially from those projected or assumed in the forward looking statements. Our future financial condition and results of operations, as well as any forward looking statements, are subject to risks and uncertainties, including, but not limited to, the factors set forth under Item 1A. “Risk Factors.” All forward looking statements and reasons why results may differ included in this Annual Report on Form 10-K are made as of the date hereof, and we assume no obligation to update any such forward looking statements or reasons why actual results may differ.

PART I

ITEM 1.	BUSINESS

Overview

TIBCO Software Inc. (“TIBCO,” the “Company,” “we” or “us”) is a leading provider of infrastructure software. We provide a broad range of standards-based infrastructure software solutions that help organizations achieve the benefits of real-time business. Our infrastructure software gives customers the ability to constantly innovate by connecting applications and data in a service-oriented architecture, streamlining activities through business process management, and giving people the information and intelligence tools they need to make faster and smarter decisions, what we call The Power of Now®.

As the basis of the real-time movement of data across the enterprise, TIBCO’s software is uniquely capable of correlating information in real-time about an organization’s operations and performance with information about expected behavior and business rules so a company can anticipate and respond to threats and opportunities before they occur. Our software enables our customers to leverage and extend the capabilities of their own information technology applications and assets to move towards a new way of doing business that lets organizations anticipate customer needs, create opportunities and avoid potential problems.

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

We have acquired a range of companies and technologies. Most recently, in June 2007, we acquired Spotfire Holdings, Inc. (“Spotfire”), a leading provider of next-generation business intelligence software with approximately 200 employees worldwide. The addition of Spotfire’s software is a natural extension of our business strategy that allows us to offer customers next-generation business intelligence solutions for faster data access and analysis. The results of Spotfire’s operations are included in our results of operations beginning on June 5, 2007.

Trademarks

TIBCO, TIBCO Software, The Information Bus, TIB, The Power of Now and Spotfire are the trademarks or registered trademarks of TIBCO Software Inc. in the United States and other countries. This Annual Report on Form 10-K also refers to the trademarks of other companies.

TIBCO Products

We offer a wide range of software products that can be sold individually to solve specific technical challenges, but the emphasis of our product development and sales efforts is to create products that interoperate and can be sold together as a suite to enable businesses to be more cost-effective, agile and efficient. These products can help organizations achieve success in three areas: service-oriented architecture (“SOA”), business optimization and business process management (“BPM”).

•

SOA: Our software helps organizations migrate to an IT infrastructure made up of services that can be assembled, orchestrated and reused. SOA turns information and functions into discrete and reusable components that can be invoked from across the business and aggregated with other such services to create “composite applications.” This helps companies streamline the integration and orchestration of assets across technological, organizational and geographical boundaries. Our software enables the creation, management and virtualization of heterogeneous services and provides a unified environment for policy and service management. It also delivers capabilities in the areas of service mediation, orchestration and communication and the development of rich internet applications. Our products give companies the flexibility to do these things using the standards or technologies that best meet their needs in specific situations (such as HTTP, e-mail, J2EE, EDI, Messaging, .NET, Web Services, etc.) without replacing existing technologies or committing to any one technology across the enterprise.

•

Business optimization: Our software helps organizations convert and analyze data to create meaningful information and deliver it to employees, customers and partners. Our software also tracks large volumes of real-time events as they occur and applies sophisticated rules in order to identify patterns that signify problems, threats and opportunities, and can automatically initiate appropriate notifications or adaptation of processes. This helps line-level employees perform their jobs, helps managers identify and analyze problems and opportunities, and gives customers the ability to get accurate and consistent information directly or through salespeople, service personnel or customer care representatives.

•

BPM: Our software helps organizations better coordinate the process flows that control how their assets work together. This software can coordinate the human and electronic resources inside a business and its network of customers and partners. Our products not only automate routine tasks and exception handling, but orchestrate long-lived activities and transactions that cut across organizational and geographical boundaries. Our software enables organizations to provide a higher level of customer satisfaction, retain customers, maximize partnerships with other businesses and out-execute their competitors.

Our products are currently licensed by companies worldwide in diverse industries such as financial services, telecommunications, retail, healthcare, manufacturing, energy, transportation, logistics, government and insurance. We sell our products through a direct sales force and through alliances with leading software vendors and systems integrators.

Services

Professional Services

Our professional services offerings include a wide range of consulting services such as systems planning and design, installation and systems integration for the rapid deployment of TIBCO products. We offer our professional services with the initial deployment of our products as well as on an ongoing basis to address the continuing needs of our customers. Our professional services staff is located throughout the Americas; Europe, the Middle East and Africa (“EMEA”) and Asia Pacific and Japan (“APJ”) enabling us to perform installations and respond to customer demands rapidly across our global customer base. Many of our professional services employees have advanced degrees, substantial TIBCO experience and industry expertise in systems architecture and design and also have domain expertise in financial services, telecommunications, manufacturing, energy, logistics, healthcare and other industries.

We also have relationships with resellers, professional service organizations and system integrators including Accenture, Atos Origin, BearingPoint, Cap Gemini, Deloitte Consulting and Electronic Data Systems, which include their participation in the deployment of our products to customers. These relationships help promote TIBCO products and provide additional technical expertise to enable us to provide the full range of professional services our customers require to deploy our products.

Maintenance and Support

We offer a suite of software support and maintenance options that are designed to meet the needs of our diverse customer base. These support options include 24 hour coverage that is available seven days a week, 365 days a year, to meet the needs of our global customers. To accomplish this level of support we have established a worldwide support organization with major support centers in Palo Alto, California; London and Swindon, England; Woy Woy, Australia; Beijing, China; and Pune, India. These centers, working in conjunction with several smaller support offices located throughout the Americas, EMEA and APJ, provide seamless support using a “follow-the-sun” support model.

In addition to support teams around the globe, we have a customer support website that provides our customers with the ability to submit service requests, receive confirmation that a service request has been opened and obtain current status on these requests. Additionally, the customer support website provides access to our support procedures, escalation numbers and late breaking news (“LBN”). LBN is used to provide updates and new information about our products. It also provides customers with information on generally known problems and suggested solutions or workarounds that may be available.

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

Sales

We currently market our software and services primarily through a direct sales organization complemented by indirect sales channels. Our direct sales force is located throughout the Americas, EMEA and APJ and operates globally through our foreign subsidiaries.

Our revenue consists of license and service and maintenance fees from our customers and distributors. License fees represented approximately 45%, 46% and 46% of our total revenue in fiscal years 2007, 2006 and 2005, respectively. Revenue from service and maintenance represented approximately 55%, 54% and 54% of our total revenue in fiscal years 2007, 2006 and 2005, respectively.

Sales to customers outside the United States totaled $310.0 million, representing 54% of our total revenue in fiscal year 2007. For a geographic breakdown of our revenue and property and equipment, see Note 21 to our Consolidated Financial Statements included in this Annual Report on Form 10-K.

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

Seasonality

Our business is subject to variations throughout the year due to seasonal factors in the U.S. and worldwide. These factors include fewer selling days during the summer vacation season (which has a disproportionate effect on sales in Europe), the impact of the December holidays and a slow down in capital expenditures by our customers after calendar year-end (during our first fiscal quarter). These factors typically constrain sales activity in our first and third fiscal quarters compared to the rest of the year, and they make quarter-to-quarter comparisons of our operating results less meaningful.

Competition

The market for our products and services is extremely competitive and subject to rapid change. While we offer a comprehensive suite of integration solutions and believe we are the market leader among infrastructure software companies, we compete with various providers of infrastructure software including BEA, IBM, Microsoft, Oracle, SAP and Software AG. We believe that none of these companies has a suite of infrastructure software products as complete as ours, but BEA, IBM, Microsoft, Oracle and SAP offer products outside our segment and routinely bundle their broader set of products with their infrastructure software products. We expect additional competition from other established and emerging companies. In addition, we may face pricing pressures from our current competitors and new market entrants in the future. We believe that the competitive factors affecting the market for our products and services include product functionality and features, quality of professional services offerings, performance and price, ease of product implementation, quality of customer support services, customer training and documentation, and vendor and product reputation. The relative importance of each of these factors depends upon the specific customer environment. We believe that our products and services currently compete favorably with respect to such factors. However, we may not be able to maintain our competitive position against current and potential competitors.

Research and Development

Our success is heavily dependent on our ability to develop new products and technologies and to enhance our existing products. We expect that a majority of our research and development activities will focus on enhancing and extending our TIBCO products and that such enhancements and new products will be developed internally. However, as part of our development strategy, we may also license or acquire externally developed technologies for inclusion in our product lines. We expect that we will continue to commit significant resources to product development in the future. Product development costs are recorded as research and development expenses. Our research and development expenses, including stock-based compensation expense, were $92.9 million, $85.9 million and $73.1 million in fiscal years 2007, 2006 and 2005, respectively. To date, all product development costs have been expensed as incurred, because the time period between achieving technological feasibility for a product and the general availability of such product has typically been very short.

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

Employees

As of November 30, 2007, we employed 1,900 persons, including 598 in sales and marketing, 504 in research and development, 230 in general and administrative and 568 in professional services and technical support. Of our 1,900 employees, 1,056 were located in the Americas, 499 in EMEA and 345 in APJ. Our success is highly dependent on our ability to attract and retain qualified employees. Competition for employees is intense in the software industry. To date, we believe we have been successful in our efforts to recruit qualified employees, but there is no assurance that we will continue to be as successful in the future.

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

The following risk factors, as well as other factors of which we may be unaware or do not currently view as significant, could materially and adversely affect our future operating results and could cause actual events to differ materially from those predicted in the forward looking statements we make about our business.

Our future revenue and results of operations are unpredictable, and we expect our quarterly operating results to fluctuate.

As a result of the evolving nature of the markets in which we compete and the size of our customer agreements, we have difficulty accurately forecasting our revenue in any given period. In addition to the factors discussed elsewhere in this section, a number of factors may cause our revenue to fall short of our expectations, or those of stock market analysts and investors, or cause fluctuations in our operating results, including:

•	the relatively long sales cycles for many of our products;

•	the timing of our new products or product enhancements or any delays in such introductions;

•	the delay or deferral of customer implementations of our products;

•	changes in customer budgets and decision making processes that could affect both the timing and size of any transaction;

•	our dependence on large deals, which if such deals do not close, can greatly impact revenues for a particular quarter;

•	the timing, size and mix of orders from customers;

•	the deferral of license revenue to future periods due to the timing of the execution of an agreement or our ability to deliver the products;

•	the impact of our provision of services and customer-required contractual terms on our recognition of license revenue;

•	any unanticipated difficulty we encounter in integrating acquired businesses, products or technologies;

•	the tendency of some of our customers to wait until the end of a fiscal quarter or our fiscal year in the hope of obtaining more favorable terms;

•	the amount and timing of operating costs and capital expenditures relating to the expansion of our operations and the evaluation of strategic transactions; and

•	changes in accounting rules, such as recording expenses for employee stock option grants and tax accounting, including accounting for uncertain tax positions.

Period-to-period comparisons of our operating results may not be a good indication of our future performance. Moreover, our operating results in some quarters have not in the past met, and may not in the future meet, the expectations of stock market analysts and investors.

In addition, while we may in future years record positive net income and/or increases in net income over prior periods, we may not show period-over-period earnings per share growth or earnings per share growth that meets the expectations of stock market analysts or investors as a result of the number of our shares outstanding during such periods. In such case, our stock price may decline.

Political and economic conditions can adversely affect our revenue and results of operations.

Our business can be affected by a number of factors that are beyond our control such as general geopolitical economic and business conditions, conditions in the financial services markets, the overall demand for enterprise software and services and general political and economic developments. A weakening of the global economy could cause delays in and decreases in demand for our products. In addition, hostilities in various parts of the world, potential public health crises and natural disasters continue to contribute to economic uncertainty that could adversely affect our revenue growth and results of operations.

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

Our success depends in part on our ability to continually enhance and broaden our product offerings in response to changing technologies, customer demands and competitive pressures. We expect to acquire complementary businesses, products or technologies in the future as part of our corporate strategy. In this regard, we have made strategic acquisitions, including the acquisition of Spotfire in 2007. We do not know if we will be able to complete any subsequent acquisition or that we will be able to successfully integrate any acquired business, operate it profitably or retain its key employees. Integrating any newly acquired business, product or technology could be expensive and time-consuming, could disrupt our ongoing business and financial performance and could distract our management. Therefore, we might not be able, either immediately post-acquisition or ever, to replicate the pre-acquisition revenues achieved by companies that we acquire or achieve the benefits of the acquisition we anticipated in valuing the businesses, products or technologies we acquire. Furthermore, the costs of integrating acquired companies in international transactions can be particularly high, due to local laws and regulations. If we are unable to integrate any newly acquired entity, products or technology effectively, our business, financial condition and operating results would suffer. In addition, any amortization or impairment of acquired intangible assets, stock-based compensation or other charges resulting from the costs of acquisitions could harm our operating results.

In addition, we may face competition for acquisition targets from larger and more established companies with greater financial resources. Also, in order to finance any acquisition, we might need to raise additional funds through public or private financings or use our cash reserves. In that event, we could be forced to obtain equity or debt financing on terms that are not favorable to us or that result in dilution to our stockholders. Use of our cash reserves for acquisitions could limit our financial flexibility in the future. Moreover, the terms of existing loan agreements may place limits on our ability to incur additional debt to finance acquisitions. If we are not able to acquire strategically attractive businesses, products or technologies, we may not be able to remain competitive in our industry or achieve our overall growth plans.

Our success depends on our ability to overcome significant competition and to offer products and enhancements that respond to emerging technological trends and customers’ needs.

The market for our products and services is extremely competitive and subject to rapid change. We compete with a variety of large and small providers of infrastructure software, SOA, business optimization and BPM, including companies such as IBM, Oracle, Microsoft, BEA, SAP, Pegasystems and Software AG. We believe that of these companies, IBM has the potential to offer the most complete competitive set of products relative to our offerings. In addition, companies such as IBM, Microsoft, Oracle and SAP offer products outside our segment and routinely bundle their broader set of products with their infrastructure software products. Further, some of our competitors are expanding their competitive product offerings and market position through acquisitions and internal research and development. We expect additional competition from other established and emerging companies. We also face competition for certain aspects of our product and service offerings from major systems integrators. Further, we may face increasing competition from open source software providers such as MuleSource that provide software and intellectual property, typically without charging license fees, or from other competitors offering products through alternative business models, such as software as a service. If customers choose such alternatives over our proprietary software, our revenues and earnings could be adversely affected.

Many of our current and potential competitors have longer operating histories; significantly greater financial, technical, product development and marketing resources; greater name recognition; and larger customer bases than we do. Continued consolidation in the software market may further strengthen our larger competitors. Our present or future competitors may be able to develop products comparable or superior to those we offer; adapt more quickly than we do to new technologies, evolving industry trends or customer requirements; or devote greater resources to the development, promotion and sale of their products than we do. Accordingly, we may not be able to compete effectively in our markets or competition may intensify and harm our business and operating results.

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

Increases in services revenues may decrease overall margins.

We may in the future realize a higher percentage of our revenue from services, which has a lower profit margin than license or maintenance revenue. As a result, if services revenue increase as a percentage of total revenue, our overall profit margin may decrease, which could impact our stock price.

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

If we cannot successfully recruit, retain and integrate highly skilled employees, we may not be able to execute our business strategy effectively.

If we fail to retain and recruit key management, sales employees and other skilled employees, our business and our ability to obtain new customers, develop new products and provide acceptable levels of customer service could suffer. As we grow, we must invest significantly in building our sales, marketing and engineering groups.

Competition for these people in the software industry is intense, and we may not be able to successfully recruit, train or retain qualified personnel. We are competing against companies with greater financial resources and name recognition for these employees, and as such, there is no assurance that we will be able to meet our hiring needs or hire the most qualified candidates. The success of our business is also heavily dependent on the leadership of our key management personnel, including Vivek Ranadivé, our Chairman and Chief Executive Officer. The loss of one or more key employees could adversely affect our continued operations.

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

Because the value of our equity incentive programs has diminished as a retention and recruiting tool, we may need to change our compensation packages in order to remain competitive which in turn could negatively affect our profit margins.

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

We do not have long-term sales contracts with any of our customers. Our customers may choose not to purchase our products or not to use our services in the future. As a result, a customer that generates substantial revenue for us in one period may not be a source of revenue in subsequent periods. Any inability on our part to upsell to and generate revenues from our existing customers or the loss of a significant customer could adversely affect our business and operating results.

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

If we fail to manage our exposure to global financial and securities market risk successfully, our operating results and financial statements could be materially impacted.

We are exposed to financial market risks, including changes in interest rates, foreign currency exchange rates, credit markets and prices of marketable equity and fixed-income securities. We do not use derivative financial instruments for speculative or trading purposes.

The primary objective of most of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, a majority of our marketable investments are investment grade, liquid, short-term fixed-income securities and money market instruments denominated in U.S. dollars. If the carrying value of our investments exceeds the fair value, and the decline in fair value is deemed to be other-than-temporary, we will be required to further write down the value of our investments, which could materially harm our results of operations and financial condition. Moreover, the performance of certain securities in our investment portfolio correlates with the credit condition of the U.S. financial sector. With the current unstable credit environment, we might incur significant realized, unrealized or impairment losses associated with these investments.

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

As a multinational corporation, we are subject to income taxes as well as non-income based taxes, in both the United States and various foreign jurisdictions. Significant judgment is required in determining our global provision for income taxes and other tax liabilities. In the ordinary course of a global business, there are many intercompany transactions and calculations where the ultimate tax determination is uncertain. We are regularly under audit by tax authorities.

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

Note 12 to our Consolidated Financial Statements describes the litigation pending against us and our directors and officers. The uncertainty associated with substantial unresolved lawsuits could harm our business, financial condition and reputation. The defense of the lawsuits could result in the diversion of our management’s time and attention away from business operations, which could harm our business. Negative developments with respect to the lawsuits could cause our stock price to decline. In addition, although we are unable to determine the amount, if any, that we may be required to pay in connection with the resolution of the lawsuits by settlement or otherwise, any such payment could seriously harm our financial condition and liquidity.

Natural or other disasters could disrupt our business and result in loss of revenue or in higher expenses.

Natural disasters, terrorist activities and other business disruptions could seriously harm our revenue and financial condition and increase our costs and expenses. Our corporate headquarters and many of our operations are located in California, a seismically active region. In addition, many of our current and potential customers are concentrated in a few geographic areas. A natural disaster in one of these regions could have a material adverse impact on our U.S. and foreign operations, operating results and financial condition. Further, any unanticipated business disruption caused by Internet security threats, damage to global communication networks or otherwise could have a material adverse impact on our operating results.

Our stock price may be volatile, which could cause investors to lose all or part of their investments in our stock.

The stock market in general and the stock prices of technology companies in particular, have experienced volatility which has often been unrelated to the operating performance of any particular company or companies.

During fiscal year 2007, our stock price fluctuated between a high of $10.45 and a low of $6.72. If market or industry-based fluctuations continue, our stock price could decline in the future regardless of our actual operating performance and investors could lose all or part of their investments.

Any failure by us to meet the requirements of current or newly-targeted customers may have a detrimental impact on our business or operating results.

We may wish to expand our customer base into markets in which we have limited experience. In some cases, customers in different markets, such as financial services or government, have specific regulatory or other requirements which we must meet. For example, in order to maintain contracts with the U.S. government, we must comply with specific rules and regulations relating to and that govern such contracts. Government contracts are generally subject to audits and investigations which could result in various civil and criminal penalties and administrative sanctions, including termination of contracts, refund of a portion of fees received, forfeiture of profits, suspension of payments, fines and suspensions or debarment from future government business. If we fail to meet such requirements in the future, we could be subject to civil or criminal liability or a reduction of revenue which could harm our business, operating results and financial condition.

Reuters has a royalty free license to our products.

We license from Reuters the intellectual property that was incorporated into early versions of some of our software products. We do not own this licensed technology. Because Reuters has access to intellectual property used in our products, it could use this intellectual property to compete with us. Reuters is not restricted from using the licensed technology it has licensed to us to produce products that compete with our products, and it can grant limited licenses to the licensed technology to others who may compete with us. In addition, we must license to Reuters all of the products we own and the source code for one of our messaging products, through December 2012. This may place Reuters in a position to more easily develop products that compete with ours.

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

Our principal administrative, sales, marketing, service and research and development facilities are located in a four building campus totaling approximately 292,000 square feet in Palo Alto, California, which we purchased in June 2003. In connection with the purchase, we entered into a 51-year lease of the land upon which the buildings are located. Further information on the terms of the building acquisition can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operation” and Note 6 to our Consolidated Financial Statements included in this Annual Report on Form 10-K.

In addition to our Palo Alto campus, we lease field support offices in approximately 60 cities throughout the world. Lease terms range from month-to-month on certain offices to ten years on certain direct leases. We are continuously evaluating the adequacy of existing facilities and additional facilities in new cities, and we believe that suitable additional space will be available in the future on commercially reasonable terms as needed.

We have certain facilities under lease that are in excess of our requirements that we no longer occupy and do not intend to occupy. Currently, the majority of these vacated facilities are occupied by our tenants; however, the subleases will expire in various lengths. The estimated loss on excess facilities net of sublease income has been included in the accrued excess facilities costs on the Consolidated Balance Sheets as of November 30, 2007 and 2006.

ITEM 3.	LEGAL PROCEEDINGS

See Note 12 to our Consolidated Financial Statements, included in this Annual Report on Form 10-K, for information responsive to this item.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 2007.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the NASDAQ Global Select Market (“NASDAQ”) under the symbol “TIBX.” The following table presents, for the periods indicated, the high and low intra-day sale prices per share of our common stock during the fiscal quarters indicated, as reported on NASDAQ.

Fiscal Year 2006	High	Low
First Quarter (from December 1, 2005 to March 5, 2006)	$9.02	$7.05
Second Quarter (from March 6, 2006 to June 4, 2006)	$8.99	$7.37
Third Quarter (from June 5, 2006 to September 3, 2006)	$8.06	$6.44
Fourth Quarter (from September 4, 2006 to November 30, 2006)	$9.70	$7.73

Fiscal Year 2007	High	Low
First Quarter (from December 1, 2006 to March 4, 2007)	$10.45	$8.61
Second Quarter (from March 5, 2007 to June 3, 2007)	$9.72	$8.18
Third Quarter (from June 4, 2007 to September 2, 2007)	$9.38	$6.97
Fourth Quarter (from September 3, 2007 to November 30, 2007)	$9.25	$6.72

Holders of Record

We had 1,438 stockholders of record as of January 15, 2008.

Dividends

We have never declared or paid any cash dividends on our common stock, and we do not anticipate paying any cash dividends in the foreseeable future.

Equity Compensation Plan Information

The following table sets forth information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of November 30, 2007.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	37,588,484	$8.26	28,665,742
Equity compensation plans not approved by security holders(1)	49,905	$15.89	—

Total	37,638,389	$8.27	28,665,742

(1)	Represents options assumed in connection with our acquisition of Talarian Corporation in 2002 and of Extensibility, Inc. in 2000.

Performance Graph

The following graph compares the five-year cumulative total return to stockholders on our common stock for the period ending November 30, 2007, with the cumulative total return of the NASDAQ Composite Index and the S&P Information Technology Index. The graph assumes that $100.00 was invested on November 30, 2002 in each of our common stock, the NASDAQ Composite Index and the S&P Information Technology Index, and that all dividends were reinvested. No cash dividends have been declared or paid on our common stock. The comparisons in the table are required by the SEC and are not intended to forecast or be indicative of possible future performance of our common stock.

	As of November 30,
	2002	2003	2004	2005	2006	2007
TIBCO SOFTWARE INC	$100.00	$79.58	$156.44	$113.86	$126.65	$106.52
NASDAQ COMPOSITE INDEX	$100.00	$131.29	$143.07	$152.68	$169.28	$185.62
S&P INFORMATION TECHNOLOGY INDEX	$100.00	$122.73	$125.63	$134.42	$143.38	$162.10

ITEM 6.	SELECTED FINANCIAL DATA

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

All amounts presented in the table below are stated in thousands, except for per share data.

	Year Ended November 30,
	2007(1)	2006(1)	2005	2004	2003
Statements of Operations:
Revenue	$577,386	$517,279	$445,910	$387,220	$264,210
Cost of revenue	158,901	133,681	124,193	93,197	63,485

Gross profit	418,485	383,598	321,717	294,023	200,725
Operating expenses	355,528	311,242	263,643	223,273	198,249

Income from operations	62,957	72,356	58,074	70,750	2,476
Interest and other income, net	17,266	21,373	11,718	5,736	16,212
Interest expense	(2,824)	(3,171)	(2,711)	(2,771)	(1,205)

Income before income taxes	77,399	90,558	67,081	73,715	17,483
Provision for (benefit from) income taxes	25,401	17,694	(5,474)	28,795	6,043
Minority interest, net of tax	110	—	—	—	—

Net income	$51,888	$72,864	$72,555	$44,920	$11,440

Total stock-based compensation included in cost of revenue and operating expenses	$17,563	$15,818	$129	$243	$1,063

Net income per share:
Basic	$0.26	$0.35	$0.34	$0.22	$0.05

Diluted	$0.25	$0.33	$0.32	$0.20	$0.05

Shares used to compute net income per share:
Basic	198,885	209,538	213,263	207,506	211,555

Diluted	205,316	218,075	223,977	220,927	221,519

	As of November 30,
	2007	2006	2005	2004	2003
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$265,771	$539,570	$477,638	$473,535	$604,669
Working capital	238,894	529,000	458,685	439,090	549,719
Total assets	1,198,459	1,226,359	1,122,424	1,082,811	943,259
Long-term debt	46,482	48,345	50,143	51,851	53,477
Stockholders’ equity	855,396	946,007	873,619	820,482	762,794

(1)	In fiscal years 2007 and 2006, the amounts include the effect of the adoption of SFAS No. 123(R).

We acquired Spotfire and Staffware plc in June 2007 and 2004, respectively. Our Consolidated Results of Operations have included incremental revenue and costs related to the acquirees’ operations since their dates of acquisition.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following contains forward looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Forward looking statements relate to expectations concerning matters that are not historical facts. Words such as “projects,” “believes,” “anticipates,” “plans,” “expects,” “intends,” “strategy,” “continue,” “will,” “estimate,” “forecast” and similar words and expressions are intended to identify forward looking statements. Although we believe that the expectations reflected in the forward looking statements contained herein are reasonable, these expectations or any of the forward looking statements could prove to be incorrect, and actual results could differ materially from those projected or assumed in the forward looking statements. Our future financial condition and results of operations, as well as any forward looking statements, are subject to risks and uncertainties, including, but not limited, to the factors set forth under Item 1A. “Risk Factors.” All forward looking statements and reasons why results may differ included in this Annual Report on Form 10-K are made as of the date hereof, and we assume no obligation to update any such forward looking statements or reasons why actual results may differ.

Executive Overview

We are a leading provider of infrastructure software. We provide a broad range of standards-based infrastructure software solutions that help organizations achieve the benefits of real-time business. Our infrastructure software gives customers the ability to constantly innovate by connecting applications and data in a service-oriented architecture, streamlining activities through business process management, and giving people the information and intelligence tools they need to make faster and smarter decisions, what we call The Power of Now®.

As the basis of the real-time movement of data across the enterprise, TIBCO’s software is uniquely capable of correlating information in real-time about an organization’s operations and performance with information about expected behavior and business rules so a company can anticipate and respond to threats and opportunities before they occur. Our software enables our customers to leverage and extend the capabilities of their own information technology applications and assets to move towards a new way of doing business that lets organizations anticipate customer needs, create opportunities and avoid potential problems.

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

We have acquired a range of companies and technologies. Most recently, in June 2007, we acquired Spotfire Holdings Inc. (“Spotfire”), a leading provider of next-generation business intelligence software with approximately 200 employees worldwide. The addition of Spotfire’s software is a natural extension of our business strategy that allows us to offer customers next-generation business intelligence solutions for faster data access and analysis. Spotfire enables business users to access the most relevant and timely data, in a responsive and easy to use environment, so they can discover new insights, make better decisions and take action—delivering an information advantage. Our acquisition of Spotfire also increased our distribution capabilities through an expanded customer and partner base.

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

Our revenue is generally derived from a diverse customer base. No single customer represented greater than 10% of total revenue in fiscal years 2007, 2006 or 2005. As of November 30, 2007 and 2006, no single customer had a balance in excess of 10% of our net accounts receivable. We establish allowances for doubtful accounts based on our evaluation of collectability and an allowance for returns and discounts based on specifically identified credits and historical experience.

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

Revenue Recognition.    We recognize license revenue when a signed contract or other persuasive evidence of an arrangement exists, the software has been shipped or electronically delivered, the license fee is fixed or determinable, and collection of the resulting receivable is reasonably assured. When contracts contain multiple elements wherein vendor-specific objective evidence exists for all undelivered elements, we account for the delivered elements in accordance with the “Residual Method” prescribed by the American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) No. 98-9. We recognize revenue on shipments to resellers, which is generally subject to certain rights of return and price protection when the reseller sells the products to an end-user customer and we record revenue net of related costs to the resellers. Provided all other revenue criteria are met, the upfront, minimum, non-refundable license fees from OEM customers are generally recognized upon delivery and on-going royalty fees are generally recognized upon reports of units shipped.

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

First-year maintenance typically is sold with the related software license and renewed on an annual basis thereafter. For such arrangements with multiple elements, we allocate revenue to each component of the arrangement based on the Residual Method. Fair values of ongoing maintenance and support obligations are based on separate sales of renewals to other customers or upon renewal rates quoted in the contracts when the quoted renewal rates are deemed to be substantive. Maintenance revenue is deferred and recognized ratably over the term of the maintenance and support period. Fair value of services, such as consulting or training, is based upon separate sales of these services. When the renewal period for maintenance is not substantive compared to the term of the license, we recognize the entire arrangement fee ratably over the term.

Many customers who license our software also enter into separate professional services arrangements with us. In determining whether professional services revenue should be accounted for separately from license revenue, we evaluate, among other factors, the nature of our software products, whether they are ready for use by the customer upon receipt, the nature of our implementation services, which typically do not involve significant customization to or development of the underlying software code, the availability of services from other vendors, whether the timing of payments for license revenue is coincident with performance of services and whether milestones or acceptance criteria exist that affect the realizability of the software license fee. Substantially all of our professional services arrangements are billed on a time and materials basis and accordingly, are recognized as the services are performed. Contracts with fixed or not to exceed fees are recognized on a proportional performance basis. If there is significant uncertainty about the project completion or receipt of payment for professional services, revenue is deferred until the uncertainty is sufficiently resolved. We recognize training revenue as training services are delivered.

For arrangements that do not qualify for separate accounting for the license and professional services revenues, including arrangements that involve significant modification or customization of the software, that include milestones or customer specific acceptance criteria that may affect collection of the software license fees, or where payment for the software license is tied to the performance of professional services, software license revenue is generally recognized together with the professional services revenue using either the percentage-of-completion or completed-contract method. Under the percentage-of-completion method, the revenue recognized is equal to the ratio of costs expended to date to the anticipated total contract costs, based on current estimates of costs to complete the project. If the total estimated costs to complete a project exceed the total contract amount, indicating a loss, the entire anticipated loss would be recognized currently.

Significant management judgments and estimates must be made in connection with determination of the revenue to be recognized in any accounting period. If we made different judgments or utilized different estimates for any period, material differences in the amount and timing of revenue recognized could result.

Allowances for Doubtful Accounts, Returns and Discounts.    We establish allowances for doubtful accounts, returns and discounts based on our review of credit profiles of our customers, contractual terms and conditions, current economic trends and historical payment, return and discount experience. We reassess the allowances for doubtful accounts, returns and discounts each period. Historically, our actual losses and credits have been consistent with these provisions. However, unexpected events or significant future changes in trends could result in a material impact to our future statements of operations and of cash flows. If we made different judgments or utilized different estimates for any period, material differences in the amount and timing of revenue or bad debt expense recognized could result. Our allowances for doubtful accounts, returns and discounts as a percentage of net revenues were approximately 1% in fiscal years 2007, 2006 and 2005. See Note 5 to our Consolidated Financial Statements for a summary of activities during the years reported.

Stock-Based Compensation.    We account for stock-based compensation related to stock-based transactions in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment, (“SFAS No. 123(R)”). Under the fair value recognition provisions of SFAS No. 123(R), stock-based payment expense is estimated at the grant date based on the fair value of the award and is recognized as expense ratably over the requisite service period of the award. Determining the appropriate fair value model and calculating the fair value of stock-based awards requires judgment, including estimating stock price volatility, forfeiture rates and expected life.

Upon adoption of SFAS No. 123(R) on December 1, 2005, we selected the Black-Scholes option pricing model as the most appropriate method for determining the estimated fair value for stock-based awards. The Black-Scholes model requires the use of highly subjective and complex assumptions which determine the fair value of stock-based awards, including the option’s expected term and the price volatility of the underlying stock. Our current estimate of volatility is based on a blend of average historical and market-based implied volatilities of our stock price. To the extent volatility of our stock price increases in the future, our estimates of the fair value of options granted in the future could increase, thereby increasing stock-based payment expense in future periods. In addition, we apply an expected forfeiture rate when amortizing stock-based payment expense. Our estimate of the forfeiture rate is based primarily upon our historical experience. To the extent we revise this estimate in the future, our stock-based payment expense could be materially impacted in the quarter of revision, as well as in following quarters. We derived the expected term assumption based on our historical settlement experience, while giving consideration to options that have life cycles less than the contractual terms and vesting schedules in accordance with guidance in SFAS No. 123(R) and Staff Accounting Bulletin (“SAB”) No. 107. In the future, as empirical evidence regarding these input estimates is available to provide more directionally predictive results, we may change or refine our approach of deriving these input estimates. These changes could impact our fair value of stock options granted in the future. See Note 2 and Note 14 to our Consolidated Financial Statements for further details.

Valuation and Impairment of Investments.    We determine the appropriate classification of marketable securities at the time of purchase and evaluate such designation as of each balance sheet date. As of November 30, 2007, all our marketable securities have been classified as available-for-sale and are carried at fair value with unrealized gains and losses, if any, included as a component of “Accumulated Other Comprehensive Income” in stockholders’ equity. Marketable securities are presented as current assets as they are subject to use within one year in current operations. Realized gains and losses are recognized based on the “specific identification method.” As of November 30, 2007, gross unrealized losses on our investment portfolio totaled $0.3 million. The change in value of these investments is primarily related to changes in interest rates and credit ratings of the issuers and is considered temporary in nature.

Our investments also include minority equity investments in privately held companies that are generally carried at cost basis and included in other assets on the balance sheet. The fair value of these investments is dependent on the performance of the companies in which we invested, as well as the volatility inherent in external markets for these investments. In assessing potential impairment, we consider these factors as well as each of the companies’ cash position, earnings/revenue outlook, liquidity and management/ownership. If we believe that an other-than-temporary decline exists, we write down the investment to market value and record the related write-down as a loss on investments in our Consolidated Statements of Operations. In fiscal years 2007, 2006 and 2005, we did not recognize any impairment losses associated with minority equity investments. As of November 30, 2007, the net carrying value of our minority equity investments totaled $0.9 million.

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

We evaluate the recoverability of our long-lived assets including amortizable intangible and tangible assets in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. When events or changes in circumstances indicate that the carrying amount of long-lived assets may not be recoverable, we recognize such impairment in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets. Our acquired intangible assets with definite useful lives are amortized on a straight line basis over their useful lives, and periodically tested for impairment. We have not recorded any impairment losses to date. As of November 30, 2007, we had $412.3 million of goodwill, $111.4 million of property and equipment and $110.9 million of acquired intangible assets. If our estimates or the related assumptions change in the future, we may be required to record impairment charges to reduce the carrying value of these assets. Changes in the valuation of long-lived assets could materially impact our operating results and financial position.

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

We assess the likelihood that we will be able to recover our deferred tax assets. We consider all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. If it is not more likely than not that we will recover our deferred tax assets, we will increase our provision for taxes by recording a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable. The available positive evidence at November 30, 2007, included five years of historical operating profits and a projection of future income sufficient to realize most of our remaining deferred tax assets. We recorded a valuation allowance release of $1.6 million in fiscal year 2007, primarily due to the ability to claim foreign tax credits against our foreign source income. As of November 30, 2007, it was considered more likely than not that our deferred tax assets would be realized with the exception of certain capital loss and foreign tax credit carryovers as we cannot forecast sufficient future capital gains or foreign source income to realize these deferred tax assets. The remaining valuation allowance of approximately $9.1 million as of November 30, 2007, will result in an income tax benefit if and when we conclude it is more likely than not that the related deferred tax assets will be realized.

As of November 30, 2007, we believed that the amount of deferred tax assets recorded on our balance sheet would ultimately be recovered. However, should there be a change in our ability to recover our deferred tax assets, our tax provision would increase in the period in which we determine that it is more likely than not that we cannot recover our deferred tax assets. If we have to re-establish a full valuation allowance against our deferred tax assets, it would result in an increase of $30.3 million to income tax expense.

U.S. income taxes and foreign withholding taxes have not been provided on a cumulative total of $34.0 million of undistributed earnings for certain non-U.S. subsidiaries. With the exception of our subsidiaries in the United Kingdom, net undistributed earnings of our foreign subsidiaries are generally considered to be indefinitely reinvested, and accordingly, no provision for U.S. income taxes has been provided thereon. Upon distribution of these earnings in the form of dividends or otherwise, we will be subject to U.S. income taxes net of available foreign tax credits associated with these earnings.

While we have not experienced and do not expect any impact to the effective tax rate for U.S. non-qualified stock option or restricted stock expense due to the adoption of SFAS No. 123(R), the effective tax rate has been and may be negatively impacted by foreign stock option expense that may not be deductible in the foreign jurisdictions. Also, SFAS No. 123(R) requires that the tax benefit of stock option deductions relating to incentive stock options be recorded in the period of disqualifying disposition. This could result in significant fluctuations in our effective tax rate between accounting periods.

See Note 17 to our Consolidated Financial Statements.

Results of Operations

The following table presents certain Consolidated Statements of Operations data as percentages of total revenue for the periods indicated:

	Year Ended November 30,
	2007	2006	2005
Revenue:
License revenue:
Non-related parties	45%	46%	42%
Related parties	—	—	4

Total license revenue	45	46	46

Service and maintenance revenue:
Non-related parties	54	53	51
Related parties	—	—	2
Reimbursable expenses	1	1	1

Total service and maintenance revenue	55	54	54

Total revenue	100	100	100

Cost of revenue:
License	4	3	3
Service and maintenance	24	23	25

Total cost of revenue	28	26	28

Gross profit	72	74	72

Operating expenses:
Research and development	16	17	16
Sales and marketing	34	32	32
General and administrative	9	9	8
Restructuring charge (adjustment)	—	—	1
Amortization of acquired intangible assets	2	2	2
Acquired in-process research and development	—	—	—

Total operating expenses	61	60	59

Income from operations	11	14	13
Interest income	3	4	3
Interest expense	(1)	(1)	(1)
Other income (expense), net	—	—	—

Income before income taxes	13	17	15
Provision for (benefit from) income taxes	4	3	(1)

Net income	9%	14%	16%

In June 2007, we acquired Spotfire, a leading provider of next-generation business intelligence software, which is now part of our business optimization product line. Our Consolidated Results of Operations have included incremental revenue and costs related to the Spotfire operations since the date of acquisition.

With the acquisition of Spotfire, TIBCO gained approximately 200 employees, based primarily in the United States and Sweden. In connection with the acquisition, we have incurred additional expenses, including amortization of intangible assets and acquired technology, acquired in-process research and development (“IPR&D”) costs, stock-based compensation, personnel and related costs, facility and infrastructure costs and other charges. As a result of these expenses, costs and charges, the acquisition is dilutive to earnings in fiscal year 2007.

All amounts presented in the tables in the Results of Operations are stated in thousands of dollars, except percentages and unless otherwise stated.

Total Revenue

Our total revenue consisted primarily of license, service and maintenance fees from our customers and partners.

	Year Ended November 30,			Percentage Change
	2007	2006	2005	2006 to 2007	2005 to 2006
Total revenue	$577,386	$517,279	$445,910	12%	16%

Total revenue in fiscal year 2007 compared to fiscal year 2006 increased by $60.1 million or 12%. The increase was primarily due to a $19.2 million or 8% increase in license revenue and a $40.9 million or 15% increase in service and maintenance revenue. Geographically, we experienced growth in total revenue from all major regions in fiscal year 2007. In particular, we had a high percentage rate of growth in revenue from EMEA. Our total revenue increased by $14.4 million or 5% in the Americas, $41.1 million or 21% in EMEA and $4.6 million or 7% in APJ in fiscal year 2007. See Note 21 to our Consolidated Financial Statements for further details on total revenue by region.

Reuters was considered a related party in the first nine months of fiscal year 2005, but during that year, Reuters reduced its holdings such that as of November 30, 2005, Reuters owned less than 1% of our outstanding common stock. Beginning in the fourth quarter of fiscal year 2005, Reuters was no longer considered a related party. We recognized the initial $9.9 million upfront, minimum, non-refundable license fee pursuant to an agreement with Reuters as related party license revenue in the first quarter of fiscal year 2005. Another $1.1 million under this agreement represented maintenance fees and was recognized ratably over the one year maintenance period.

We had no single customer that accounted for more than 10% of total revenue in fiscal years 2007, 2006 or 2005. Our products are licensed by companies worldwide in diverse industries, and a high percentage of our customers are from the financial service, telecommunication and energy sectors.

Total revenue in fiscal year 2006 compared to fiscal year 2005 increased by $71.4 million or 16%. The increase was primarily due to a $36.2 million or 18% increase in license revenue and a $35.2 million or 15% increase in service and maintenance revenue. Geographically, our total revenue increased by $32.0 million or 14% in the Americas, $25.4 million or 15% in EMEA and $14.0 million or 30% in APJ in fiscal year 2006.

License Revenue and Costs

	Year Ended November 30,			Percentage Change
	2007	2006	2005	2006 to 2007	2005 to 2006
License revenue	$259,313	$240,071	$203,888	8%	18%
Percentage of total revenue	45%	46%	46%
Cost of license revenue	$24,024	$15,936	$12,694	51%	26%
Percentage of total revenue	4%	3%	3%
Percentage of license revenue	9%	7%	6%

We license a wide range of products to customers in various industries and geographic regions. License revenue increased by $19.2 million or 8% in fiscal year 2007 compared to fiscal year 2006, primarily due to an increase in revenue from the financial services, channel and retail sectors, partially offset by a decrease in revenue from the government sector. License revenue increased by $36.2 million or 18% in fiscal year 2006 compared to fiscal year 2005, primarily due to an increase in revenue from the telecommunications, government and energy sectors, partially offset by a decrease in revenue from the financial services sector.

Our license revenue in fiscal years 2007, 2006 and 2005 was derived from the following three product lines: SOA, business optimization and BMP. The approximate percentages of total license revenue for the three periods was: 2007, 65% from SOA, 19% from business optimization and 16% from BPM; 2006, 71% from SOA, 11% from business optimization and 18% from BPM; 2005, 72% from SOA, 9% from business optimization and 19% from BPM. The fiscal year 2007 increase in the percentage of license revenue derived from business optimization was primarily attributable to the Spotfire acquisition.

Our license revenue in a particular period is dependent upon the timing and number of license deals and their relative size. Selected data about our license revenue deals recognized for the respective periods is summarized as follows:

	Year Ended November 30,
	2007	2006	2005
Number of license deals of $1.0 million or more	54	59	42
Number of license deals over $0.1 million	376	334	316
Average size of license deals over $0.1 million (in millions)	$0.6	$0.7	$0.6

Our total license revenue in any particular period is to a certain extent dependent on the size and timing of larger license deals. We currently expect the number of license transactions over $0.1 million to increase in fiscal year 2008, while the size and timing of multi-million dollar transactions is more difficult to forecast.

Cost of license revenue mainly consisted of royalty costs and amortization of developed technologies acquired through corporate acquisitions. Cost of license revenue increased by $8.1 million or 51% in fiscal year 2007 compared to fiscal year 2006, and increased by $3.2 million or 26% in fiscal year 2006 compared to fiscal year 2005. The increase in fiscal year 2007 was primarily due to a $5.0 million increase in amortization of acquired technologies, mainly associated with the Spotfire acquisition, and a $2.7 million increase in royalty costs. The increase in fiscal year 2006 was primarily due to a $3.2 million increase in royalty costs.

Cost of license revenue is approximately 3% to 4% of total revenue and 6% to 9% of license revenue in fiscal years 2007, 2006 and 2005. As stated above, our fiscal year 2007 financial results included incremental revenue and costs attributable to the Spotfire operations.

We currently expect license revenue to be approximately 44% to 47% of our total revenue and cost of license revenue to increase in absolute dollars in fiscal year 2008.

Service and Maintenance Revenue and Costs

	Year Ended November 30,			Percentage Change
	2007	2006	2005	2006 to 2007	2005 to 2006
Service and maintenance revenue	$318,073	$277,208	$242,022	15%	15%
Percentage of total revenue	55%	54%	54%
Cost of service and maintenance revenue	$134,877	$117,745	$111,499	15%	6%
Percentage of total revenue	24%	23%	25%
Percentage of service and maintenance revenue	42%	42%	46%

Service and maintenance revenue increased $40.9 million or 15% in fiscal year 2007 compared to fiscal year 2006, and increased $35.2 million or 15% in fiscal year 2006 compared to fiscal year 2005. The increase in fiscal year 2007 was the result of a $13.1 million increase in consulting and training services revenue and a $27.8 million increase in maintenance revenue. The increase in fiscal year 2006 was due to an $8.6 million increase in consulting and training services revenue and a $26.5 million increase in maintenance revenue. Consulting revenue increased due to an increase in both the number and breadth of engagements, reflecting our increased focus on providing more services to customers. Maintenance revenue increased primarily due to continued growth in our installed software base.

Cost of service and maintenance revenue consisted primarily of compensation for professional services, including stock-based compensation expense, customer support personnel, third-party contractors and associated expenses related to providing consulting services.

The cost of service and maintenance revenue increased as a percentage of total revenue in fiscal year 2007 compared to fiscal year 2006, as the relative proportion of consulting revenue increased. The cost of service and maintenance revenue as a percentage of total revenue decreased in fiscal year 2006 compared to fiscal year 2005, as a result of efforts to increase utilization of our consulting staff as well as an increase in the relative proportion of maintenance revenue. The $17.1 million or 15% increase in fiscal year 2007 compared to fiscal year 2006 resulted primarily from an increase of $11.0 million in employee-related expenses, an increase of $3.7 million in subcontractors costs, an increase of $1.1 million in information technology related expenses and an increase of $1.0 million in facilities expenses. The $6.2 million or 6% increase in fiscal year 2006 compared to fiscal year 2005 resulted primarily from an increase of approximately $8.9 million in employee-related expenses, which included a $2.1 million increase in stock-based compensation expenses, was partially offset by a $2.6 million decrease in subcontractors costs and a $0.4 million decrease in information technology related expenses. Increased employee-related expenses were primarily due to an increase in professional services and customer support staff during fiscal years 2007 and 2006. Increased subcontractors costs were also directly related to increased service revenue in fiscal year 2007.

We currently expect service and maintenance revenue to be approximately 53% to 56% of total revenue and the cost of service and maintenance revenue to increase in absolute dollars in fiscal year 2008.

Research and Development Expenses

Research and development expenses consisted primarily of employee-related expenses, including salary, bonus, benefits, stock-based compensation expenses, recruiting expense and office support, third-party contractor fees and related costs associated with the development and enhancement of our products.

	Year Ended November 30,			Percentage Change
	2007	2006	2005	2006 to 2007	2005 to 2006
Research and development expenses	$92,924	$85,923	$73,136	8%	17%
Percentage of total revenue	16%	17%	16%

Total research and development expenses increased by $7.0 million or 8% in fiscal year 2007 compared to fiscal year 2006 and was primarily due to a $3.4 million increase in employee-related expenses primarily attributable to the Spotfire acquisition, a $1.8 million increase in contractor expenses, a $1.1 million increase in facilities expenses and a $0.6 million increase in information technology related expenses.

The $12.8 million or 17% increase in research and development expenses in fiscal year 2006 compared to fiscal year 2005 was primarily due to a $12.5 million increase in employee-related expenses and a $0.8 million increase in facilities expenses, which were partially offset by a $0.6 million decrease in contractor expenses. The increase in personnel expenses was due to added headcount, a $3.6 million increase in stock-based compensation expenses, and annual salary adjustments.

Sales and Marketing Expenses

Sales and marketing expenses consisted primarily of employee-related expenses, including sales commissions, salary, bonus, benefits, stock-based compensation expenses, recruiting expense and office support, related costs of our direct sales force and marketing staff, and the cost of marketing programs, including customer conferences, promotional materials, trade shows, advertising and related travel expenses.

	Year Ended November 30,			Percentage Change
	2007	2006	2005	2006 to 2007	2005 to 2006
Sales and marketing expenses	$197,397	$172,768	$140,370	14%	23%
Percentage of total revenue	34%	32%	32%

Total sales and marketing expenses increased by $24.6 million or 14% in fiscal year 2007 compared to fiscal year 2006 and was primarily due to a $22.1 million increase in employee-related expenses, a $2.1 million increase in travel expenses and a $0.4 million increase in marketing programs. The increase in employee-related expenses was due to an increase in headcount mainly attributable to the Spotfire acquisition, annual salary adjustments and $2.1 million increase in sales commissions. The increases in travel expenses and marketing programs were due to increased marketing activities and their related travel costs. Our fiscal year 2007 sales and marketing expenses included incremental costs attributable to Spotfire operations.

The $32.4 million or 23% increase in sales and marketing expenses in fiscal year 2006 compared to fiscal year 2005 was primarily due to a $24.5 million increase in employee-related expenses, a $3.3 million increase in travel expenses and a $2.7 million increase in marketing programs. The increase in employee-related expenses was due to a $14.6 million increase in sales commissions associated with an increase in revenue, increased average headcount, annual salary adjustments and also a $4.5 million increase in stock-based compensation expenses. The increases in travel expenses and marketing programs were due to increased marketing activities and their related travel costs.

We intend to increase staff in our direct sales organization and to increase our marketing efforts in the coming year, and accordingly, we currently expect that sales and marketing expenses will increase in absolute dollars in fiscal year 2008.

General and Administrative Expenses

General and administrative expenses consisted primarily of employee-related expenses, including salary, bonus, benefits, stock-based compensation expenses, recruiting expense and office support and related costs for general corporate functions including executive, legal, finance, accounting and human resources, and also included accounting, tax and legal fees and charges.

	Year Ended November 30,			Percentage Change
	2007	2006	2005	2006 to 2007	2005 to 2006
General and administrative expenses	$51,538	$44,139	$37,320	17%	18%
Percentage of total revenue	9%	9%	8%

Total general and administrative expenses increased by $7.4 million or 17% in fiscal year 2007 compared to fiscal year 2006 and was primarily due a $3.2 million increase in employee-related expenses, a $3.0 million increase in consulting expenses and a $1.1 million increase in fees and charges. The increase in employee-related expenses was due to increased headcount and annual salary adjustments. The increase in consulting expenses was primarily due to the increased use of contractors associated with the Spotfire integration and terminated acquisition activity. Our fiscal year 2007 general and administrative expenses included incremental costs attributable to Spotfire operations.

The $6.8 million or 18% increase in general and administrative expenses in fiscal year 2006 compared to fiscal year 2005 was primarily due to a $9.1 million increase in employee-related expenses, which was partially offset by a $2.4 million decrease in consulting expenses. The increase in employee-related expenses was due to increased headcount, annual salary adjustments and a $5.5 million increase in stock-based compensation expenses.

We currently expect that general and administrative expenses will increase in absolute dollars in fiscal year 2008.

Restructuring Charge (Adjustment)

	Year Ended November 30,			Percentage Change
	2007	2006	2005	2006 to 2007	2005 to 2006
Restructuring charge (adjustment)	$(1,095)	$(1,042)	$3,905	5%	(127)%
Percentage of total revenue	—%	—%	1%

In the third quarter of fiscal year 2007 and the fourth quarter of fiscal year 2006, we recorded $1.1 million and $1.0 million credit adjustments to the restructuring charge related to properties vacated in connection with the consolidation of our facilities in fiscal year 2002. The adjustments resulted from revisions to our estimates of future sublease income due to the recovery of the applicable real estate market and the additions of new tenants. Currently, the majority of our vacated facilities under prior restructuring programs are occupied by our tenants. The estimated excess facilities expenses were based on our contractual obligations, net of estimated sublease income, based on current comparable rates for leases in their respective markets.

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

Also see Note 8 to our Consolidated Financial Statements for further discussion on restructuring charges.

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

	Year Ended November 30,			Percentage Change
	2007	2006	2005	2006 to 2007	2005 to 2006
Amortization of acquired intangible assets:
In cost of revenue	$10,326	$5,322	$5,958
In operating expenses	13,164	9,454	8,912

Total amortization expenses	$23,490	$14,776	$14,870	59%	(1)%

Percentage of total revenue	4%	3%	3%

The increase in amortization expenses in fiscal year 2007 compared to fiscal year 2006 was primarily due to the additional amortization related to intangible assets acquired in the acquisition of Spotfire in the third quarter of fiscal year 2007.

The decrease in amortization of developed technologies included in cost of revenue in fiscal year 2006 compared to fiscal year 2005 was primarily due to certain intangible assets acquired in earlier years that were fully amortized. The increase in amortization of other acquired intangible assets included in operating expenses in fiscal year 2006 compared to fiscal year 2005 was primarily due to the addition of acquired intangible assets recorded from the ObjectStar and Velosel acquisitions in fiscal year 2005. See Note 7 to our Consolidated Financial Statements for further details on acquired intangible assets.

Acquired In-Process Research and Development

	Year Ended November 30,			Percentage Change
	2007	2006	2005	2006 to 2007	2005 to 2006
Acquired in-process research and development	$1,600	$—	$—	n/a	n/a
Percentage of total revenue	—%	—%	—%

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

Stock-Based Compensation

The stock-based compensation expenses included in our Consolidated Statements of Operations corresponding to the same functional lines as cash compensation paid to the same employees in the respective departments are as follows:

	Year Ended November 30,			Percentage Change
	2007	2006	2005	2006 to 2007	2005 to 2006
Stock-based compensation expenses:
Cost of license	$31	$36	$—
Cost of service and maintenance	2,434	2,076	14

Total in cost of revenue	2,465	2,112	14	17%	*	%
Research and development	3,712	3,612	10
Sales and marketing	5,695	4,617	104
General and administrative	5,691	5,477	1

Total in operating expenses	15,098	13,706	115	10%	*	%

Total	$17,563	$15,818	$129	11%	*	%

Percentage of total revenue	3%	3%	—%

*	The percentages have been omitted as they are not meaningful for comparison purposes.

On December 1, 2005, we adopted SFAS No. 123(R), which requires recognition of compensation expense for all stock-based awards made to employees in our Consolidated Statements of Operations. Prior to the adoption of SFAS No. 123(R), we accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB No. 25 as allowed under SFAS No. 123. Under the intrinsic value method, we recognized stock-based compensation expense for the stock options granted prior to the initial public offering in our Consolidated Statements of Operations. Prior to fiscal year 2006, the stock-based compensation expense consisted mainly of compensation associated with non-employee equity awards, stock options assumed from business combinations and stock options granted before our initial public offering. In accordance with the modified prospective transition method we used in adopting SFAS No. 123(R), our results of operations prior to fiscal year 2006 have not been restated to reflect, and do not include, the impact of SFAS No. 123(R).

Stock-based compensation expense recorded prior to fiscal year 2006 was related to non-employee stock options, stock options granted prior to the initial public offering and stock options we assumed from business acquisitions in prior years. Such stock-based compensation expenses in fiscal years 2007 and 2006 were insignificant, and were included in the total stock-based compensation expenses above. Also see Note 14 to our Consolidated Financial Statements for further details on stock-based compensation.

We utilize the Black-Scholes option pricing model to value equity instruments. The Black-Scholes model was developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. Because our employee stock options have certain characteristics that are significantly different from traded options, and because changes in the subjective assumptions can materially affect the estimated value, in management’s opinion, the existing valuation model may not provide an accurate measure of the fair value of our employee stock options. Although the fair value of employee stock options is determined in accordance with SFAS No. 123(R) and SAB No. 107 using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.

Interest Income

	Year Ended November 30,			Percentage Change
	2007	2006	2005	2006 to 2007	2005 to 2006
Interest income	$18,447	$19,936	$13,318	(7)%	50%
Percentage of total revenue	3%	4%	3%

The decrease in interest income in fiscal year 2007 compared to fiscal year 2006 was primarily due to lower average investment portfolio balances primarily as a result of the use of cash for the Spotfire acquisition and our stock repurchase program.

The increase in interest income in fiscal year 2006 compared to fiscal year 2005 was primarily due to interest income received from higher investment yields and higher average investment portfolio balances.

Interest Expense

	Year Ended November 30,			Percentage Change
	2007	2006	2005	2006 to 2007	2005 to 2006
Interest expense	$(2,824)	$(3,171)	$(2,711)	(11)%	17%
Percentage of total revenue	(1)%	(1)%	(1)%

Interest expense was primarily related to a $54.0 million mortgage note issued in connection with the purchase of our corporate headquarters. The mortgage note payable carries a 20-year amortization, and in the second quarter of fiscal year 2007, we amended the mortgage note payable such that it now carries a fixed annual interest rate of 5.50%. The balance of the mortgage note as of November 30, 2007, was $46.5 million. The $34.4 million principal balance that will remain at the end of the ten-year term will be due as a final lump sum payment on July 1, 2013. See Note 9 to our Consolidated Financial Statements for further detail on the mortgage note payable.

Other Income (Expense), net

Other income (expense), net, included realized gains and losses on investments, foreign exchange gain (loss) and other miscellaneous income and expense items.

	Year Ended November 30,			Percentage Change
	2007	2006	2005	2006 to 2007	2005 to 2006
Other income (expense):
Foreign exchange gain (loss)	$(1,502)	$763	$(1,445)
Realized gain (loss) on short-term investments	(312)	45	(275)
Realized gain (loss) on long-term investments	64	738	—
Other income (expense), net	569	(109)	120

Total other income (expense), net	$(1,181)	$1,437	$(1,600)	(182)%	(190)%

Percentage of total revenue	—%	—%	—%

The decrease in other income (expense) in absolute dollars in fiscal year 2007 compared to fiscal year 2006 was primarily due to exchange rates fluctuation on foreign currency transactions in fiscal year 2007.

The increase in other income (expense) in absolute dollars in fiscal year 2006 compared to fiscal year 2005 was primarily due to a $0.7 million gain from the sale of a long-term private equity investment and a $0.8 million in foreign exchange gains compared to losses in fiscal year 2005.

Income Taxes

	Year Ended November 30,			Percentage Change
	2007	2006	2005	2006 to 2007	2005 to 2006
Provision for (benefit from) income tax	$25,401	$17,694	$(5,474)	44%	*	%
Effective tax rate	33%	20%	(8)%

*	The percentage has been omitted as it is not meaningful for comparison purposes.

The effective tax rate was 32.8%, 19.5% and (8.2)% in fiscal years 2007, 2006 and 2005, respectively. The effective tax rate in fiscal year 2007 differed from the statutory rate of 35% primarily due to research and development credits and the tax benefit from the release of valuation allowance resulting from the ability to claim foreign tax credits against our foreign source income which was partially offset by the tax impact of certain stock compensation charges under SFAS No. 123(R) and state income tax expense. The effective tax rate in fiscal year 2006 differed from the statutory rate of 35% primarily due to the tax benefit from the release of valuation allowance and the tax benefit from the Extraterritorial Income Exclusion which was partially offset by the tax impact of certain stock compensation charges under SFAS No. 123(R) and state income tax expense. In fiscal year 2005, the effective tax rate differed from the statutory rate of 35% primarily due to the tax benefit from the partial release of valuation allowance.

In connection with the acquisition of Spotfire, we have recorded purchase accounting entries for current deferred tax assets of $4.1 million, current deferred tax liabilities of $17.3 million, long-term deferred tax assets of $11.9 million and long-term deferred tax liabilities of $18.7 million with a corresponding adjustment to goodwill. These deferred taxes were related to the acquired tangible and intangible assets, deferred revenue, pre-acquisition receivable and certain tax attributes of Spotfire. The IPR&D of $1.6 million that was expensed in fiscal year 2007 is not deductible for income tax purposes. This resulted in an unfavorable effective tax rate impact of 0.8% for the fiscal year ended November 30, 2007.

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

We assess the likelihood that we will be able to recover our deferred tax assets. We consider all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. If it is not more likely than not that we will recover our deferred tax assets, we will increase our provision for taxes by recording a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable. The available positive evidence at November 30, 2007, included five years of historical operating profits and a projection of future income sufficient to realize most of our remaining deferred tax assets. We recorded a valuation allowance release of $1.6 million in fiscal year 2007, primarily due to the ability to claim foreign tax credits against our foreign source income. As of November 30, 2007, it was considered more likely than not that our deferred tax assets would be realized with the exception of certain capital loss and foreign tax credit carryovers as we cannot forecast sufficient future capital gains or foreign source income to realize these deferred tax assets. The remaining valuation allowance of approximately $9.1 million as of November 30, 2007, will result in an income tax benefit if and when we conclude it is more likely than not that the related deferred tax assets will be realized.

As of November 30, 2007, we believed that the amount of deferred tax assets recorded on our balance sheet would ultimately be recovered. However, should there be a change in our ability to recover our deferred tax assets, our tax provision would increase in the period in which we determine that it is more likely than not that we cannot recover our deferred tax assets. If we have to re-establish a full valuation allowance against our deferred tax assets, it would result in an increase of $30.3 million to income tax expense.

Our income taxes payable for federal purposes have been reduced by the tax benefits associated with the exercise of employee stock options during the fiscal year and utilization of net operating loss carryover applicable to both stock options and acquired entities. The benefits applicable to stock options were credited directly to stockholders’ equity when realized and amounted to $19.5 million and $24.7 million for fiscal years 2007 and 2006, respectively.

As of November 30, 2007, our federal and state net operating loss carryforwards for income tax purposes were $397.2 million and $114.4 million, respectively, which expire through 2023. As of November 30, 2007, our federal and state tax credit carryforwards for income tax purposes were $41.4 million and $24.4 million, respectively. The federal tax credit carryforwards expire through 2027 and the state tax credits can be carried forward indefinitely.

U.S. income taxes and foreign withholding taxes have not been provided on a cumulative total of $34.0 million of undistributed earnings for certain non-U.S. subsidiaries. With the exception of our subsidiaries in the United Kingdom, net undistributed earnings of our foreign subsidiaries are generally considered to be indefinitely reinvested, and accordingly, no provision for U.S. income taxes has been provided thereon. Upon distribution of these earnings in the form of dividends or otherwise, we will be subject to U.S. income taxes net of available foreign tax credits associated with these earnings.

While we have not experienced and do not expect any impact to the effective tax rate for U.S. non-qualified stock option or restricted stock expense due to the adoption of SFAS No. 123(R), the effective tax rate has been and may be negatively impacted by foreign stock option expense that may not be deductible in the foreign jurisdictions. Also, SFAS No. 123(R) requires that the tax benefit of stock option deductions relating to incentive stock options be recorded in the period of disqualifying disposition. This could result in significant fluctuations in our effective tax rate between accounting periods.

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

As of November 30, 2007, our federal and state net operating loss carryforwards being accounted for in the memo account were $313.8 million and $97.5 million, respectively. As of November 30, 2007, our federal and state tax credit carryforwards being accounted for in the memo account were $38.1 million and $14.7 million, respectively.

In the event of a change in ownership, as defined under federal and state tax laws, our net operating loss and tax credit carryforwards may be subject to annual limitations. The annual limitations may result in the expiration of the net operating loss and tax credit carryforwards before utilization.

Liquidity and Capital Resources

Current Cash Flows

As of November 30, 2007, we had cash, cash equivalents and short-term investments totaling $265.8 million, representing a decrease of $273.8 million from November 30, 2006. Our total cash and cash equivalent balance was $170.2 million as of November 30, 2007. As of November 30, 2007, our short-term available-for-sale investments totaled $95.5 million, primarily consisting of U.S. government debt securities and high investment grade corporate debt, asset-backed and mortgage-backed securities.

Net cash provided by operating activities in fiscal year 2007 was $102.3 million, resulting from net income of $51.9 million, adjusted for $52.8 million in non-cash charges and $(2.4) million net change in assets and liabilities. The non-cash charges included depreciation and amortization, stock-based compensation, acquired IPR&D, minority interest and tax benefits related to stock benefit plans, less deferred income tax and excess tax benefits from stock-based compensation recorded in financing activities following the adoption of SFAS No. 123(R) in fiscal year 2006. Net change in assets and liabilities included an increase in accounts receivable due to increased total revenue, an increase in prepaid expenses and other assets due to prepayments of certain royalties and timing difference in recoverable value added tax, an increase in deferred revenue and a decrease in accrued liabilities other than those liabilities assumed in the Spotfire acquisition.

To the extent that non-cash items increase or decrease our future operating results, there will be no corresponding impact on our cash flows. After excluding the effects of these non-cash charges, the primary changes in cash flows relating to operating activities result from changes in working capital. Our primary source of operating cash flows is the collection of accounts receivable from our customers, including maintenance which is typically billed annually in advance. Our operating cash flows are also impacted by the timing of payments to our vendors for accounts payable and other liabilities. We generally pay our vendors and service providers in accordance with the invoice terms and conditions. The timing of cash payments in future periods will be impacted by the terms of accounts payable arrangements.

Net cash provided by investing activities was $115.0 million in fiscal year 2007, resulting primarily from the net cash proceeds from short-term investments of $309.4 million, which was partially offset by cash used, net of cash acquired, of $182.9 million for the Spotfire acquisition and cash used of $12.6 million in capital expenditures. In addition, we used part of the net proceeds from sales of short-term investments to finance our stock repurchase program.

Net cash used for financing activities was $190.0 million in fiscal year 2007, resulting primarily from our $226.9 million repurchase of shares of our common stock on the open market, $4.0 million complete repayment of Spotfire’s revolving line of credit and $2.3 million repayment on other long-term debts, less $25.0 million cash received from the exercise of stock options and the sale of stock under our Employee Stock Purchase Program, and $18.0 million excess tax benefits from stock-based compensation in accordance with the requirements of SFAS No. 123(R). Additionally, proceeds of $0.2 million were received from minority investors.

In December 2006, the Audit Committee on behalf of our Board of Directors approved an eighteen-month stock repurchase program pursuant to which we were authorized to repurchase up to $100.0 million of our outstanding common stock. In April 2007, our Board of Directors approved a new stock repurchase program pursuant to which we may repurchase up to $300.0 million of our outstanding common stock from time to time in the open market or through privately negotiated transactions. In connection with approving the April 2007 stock repurchase program, the December 2006 stock repurchase program was terminated and the remaining authorized amount of $58.2 million under the December 2006 stock repurchase program was canceled. In fiscal year 2007, we repurchased approximately 25.6 million shares of our outstanding common stock at an average price of $8.87 per share pursuant to the programs. As of January 18, 2008, the remaining authorized amount under the April 2007 stock repurchase program was $81.2 million.

We currently anticipate that our operating expenses will grow in absolute dollars for the foreseeable future, and we intend to fund our operating expenses primarily through cash flows from operations. Our capital expenditures are currently expected to be approximately $10.0 million to $15.0 million in fiscal year 2008. We believe that our current cash, cash equivalents and short-term investments together with expected cash flows from operations will be sufficient to meet our anticipated cash requirements for working capital, capital expenditures, and currently approved stock repurchases for at least the next 12 months. However, we may require or desire additional funds to support our operating expenses and capital requirements or for other purposes, such as acquisitions, and may seek to raise such additional funds through public or private equity or debt financing or from other sources.

Commitments

In June 2003, we purchased our corporate headquarters with a $54.0 million mortgage note to lower our operating costs. The mortgage note payable carries a 20-year amortization and, as amended in the second quarter of fiscal year 2007, a fixed annual interest rate of 5.50%. The principal balance of $34.4 million that will be remaining at the end of the 10-year term will be due as a final lump sum payment on July 1, 2013. Under the applicable terms of the mortgage note agreements, we are prohibited from acquiring another company without prior consent from the lender unless we maintain at least $50.0 million of cash or cash equivalents and meet other non-financial terms as defined in the agreements. In addition, we are subject to certain non-financial covenants as defined in the agreements. We were in compliance with all covenants as of November 30, 2007.

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

We have a $20.0 million revolving line of credit that matures on June 19, 2008. The revolving line of credit is available for cash borrowings and for the issuance of letters of credit up to $20.0 million. As of November 30, 2007, no borrowings were outstanding under the facility and a $13.0 million irrevocable letter of credit was outstanding, leaving $7.0 million of available credit for additional letters of credit or cash borrowings. The $13.0 million irrevocable letter of credit outstanding was issued in connection with the mortgage note payable. The letter of credit automatically renews for successive one-year periods, until the mortgage note payable has been satisfied in full. We are required to maintain a minimum of $40.0 million in unrestricted cash, cash equivalents and short-term investments, net of total current and long-term indebtedness, as well as comply with other non-financial covenants defined in the agreement. As of November 30, 2007, we were in compliance with all covenants under the revolving line of credit.

In connection with a facility lease, we have an irrevocable letter of credit in the amount of $4.5 million. The letter of credit automatically renews annually for the duration of the lease term, which expires in December 2010. We are subject to certain financial covenants as defined in the letter of credit agreement. As of November 30, 2007, we were in compliance with all covenants under the letter of credit.

As of November 30, 2007, we had $3.7 million in restricted cash in connection with bank guarantees issued by some of our international subsidiaries. The cash collateral is presented as restricted cash and included in Other Assets in our Consolidated Balance Sheet.

As of November 30, 2007, our contractual commitments associated with indebtedness, lease obligations and operational restructuring are as follows (in thousands):

	Total	2008	2009	2010	2011	2012	Thereafter
Operating commitments:
Debt principal	$46,482	$1,924	$2,033	$2,148	$2,269	$2,397	$35,711
Debt interest	12,676	2,508	2,400	2,285	2,164	2,036	1,283
Operating leases	31,704	7,245	6,222	6,209	4,435	2,986	4,607

	90,862	11,677	10,655	10,642	8,868	7,419	41,601

Restructuring-related commitments:
Gross lease obligations	22,838	6,924	7,551	7,720	643	—	—
Estimated sublease income	(6,828)	(2,118)	(2,236)	(2,282)	(192)	—	—

	16,010	4,806	5,315	5,438	451	—	—

Total commitments	$106,872	$16,483	$15,970	$16,080	$9,319	$7,419	$41,601

Future minimum lease payments under restructured non-cancelable operating leases as of November 30, 2007, are included in Accrued Restructuring and Excess Facilities Costs on our Consolidated Balance Sheets. See also Note 8 to our Consolidated Financial Statements for further details on accrued restructuring costs.

Indemnification

Our software license agreements typically provide for indemnification of customers for intellectual property infringement claims. To date, no such claims have been filed against us. We also warrant to customers that our software products operate substantially in accordance with the software product’s specifications. Historically, minimal costs have been incurred related to product warranties, and, as such, no accruals for warranty costs have been made. In addition, we indemnify our officers and directors under the terms of indemnity agreements entered into with them, as well as pursuant to our certificate of incorporation, bylaws and applicable provisions of Delaware law.

To date, we have incurred costs for the payment of legal fees in connection with the legal proceedings detailed in Note 12 to our Consolidated Financial Statements.

Off Balance Sheet Arrangements

As of November 30, 2007, we had no off balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

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

Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates, or we may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates or other factors in the current unstable credit environment. As of November 30, 2007, we had an investment portfolio of fixed income securities totaling $95.5 million, excluding those classified as cash and cash equivalents. These securities are classified as available-for-sale and are recorded on the balance sheets at fair market value with unrealized gains or losses reported as a separate component of stockholders’ equity. Unrealized losses are charged against income when a decline in fair market value is determined to be other-than-temporary. The specific identification method is used to determine the cost of securities sold.

A hypothetical 100 basis point increase in interest rates would result in an approximate $1.0 million decrease in the fair value of our available-for-sale debt securities as of November 30, 2007.

Foreign Currency Risk

We conduct business in the Americas, EMEA, and APJ. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or changes in economic conditions in foreign markets. The majority of sales are currently made in U.S. dollars; a strengthening of the dollar could make our products less competitive. We are also exposed to foreign exchange rate fluctuations as we convert the financial statements of our foreign subsidiaries into U.S. dollars in consolidation. If there is a change in foreign currency exchange rates, the conversion of the foreign subsidiaries’ financial statements into U.S. dollars will lead to translation adjustments which are recorded as a component of other comprehensive income. We enter into forward contracts with financial institutions to manage our currency exposure related to net assets and liabilities denominated in foreign currencies. These forward contracts are generally settled monthly. We do not enter into derivative financial instruments for trading purposes.

As of November 30, 2007, we had nine outstanding forward contracts with total notional amounts of $83.6 million, which are summarized as follows (in thousands):

	Notional Value Local Currency	Notional Value USD	Fair Value Gain (Loss) USD
Forward contracts sold:
EURO	32,400	$47,605	$311
Australian dollar	4,900	4,334	(11)
British pound	8,700	17,882	142
Indian rupee	20,000	506	(6)
Japanese yen	186,000	1,679	12
Singapore dollar	2,500	1,732	2
South African rand	52,000	7,627	(92)
Swiss franc	900	799	12

Forward contracts purchased:
Swedish krona	9,100	1,427	(18)

		$83,591	$352

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

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

We assessed the effectiveness of our internal control over financial reporting as of November 30, 2007. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on our assessment using those criteria, we concluded that our internal control over financial reporting was effective as of November 30, 2007.

The effectiveness of our internal control over financial reporting as of November 30, 2007, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report that appears herein.

Changes in Internal Control over Financial Reporting.    There was no change in our internal control over financial reporting that occurred during the fourth quarter of fiscal year 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

On January 23, 2008, the Compensation Committee of the Board of Directors approved a grant of shares of restricted stock under the 1996 Stock Option Plan to the following executive officers in the amounts indicated below:

Name	Shares of Restricted Stock
Vivek Y. Ranadivé	100,000
Murray Rode	60,000
William Hughes	55,000
Murat Sonmez	45,000

Shares subject to these restricted stock award vests as to 25% of the shares on the one year anniversary of the grant date; as to 25% of the shares on the two-year anniversary of the grant date; and as to 50% of the shares on the three-year anniversary of the grant date.

The Compensation Committee also approved a cash retention bonus for Mr. Sonmez of $150,000. The retention bonus is subject to a “clawback” provision pursuant to which Mr. Sonmez is obligated to repay the entire amount of the bonus in the event that he resigns from the Company without good reason prior to January 31, 2009.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Except as set fort below, the information required by this Item is incorporated by reference to the sections entitled “Board of Directors,” “Election of Directors,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for the 2008 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended November 30, 2007.

Executive Officers

The name of and certain information regarding each of our current executive officers are set forth below.

Vivek Y. Ranadivé, age 50, has served as our Chairman and Chief Executive Officer since our inception. Mr. Ranadivé founded Teknekron Software Systems, Inc., our predecessor company, in 1985.

Christopher Ahlberg, age 39, our Executive Vice President, President Spotfire Division, joined TIBCO in 2007. Prior to joining TIBCO, Dr. Ahlberg was founder and Chief Executive Officer of Spotfire, Inc. a provider of enterprise analytics software for next generation business intelligence.

Sydney L. Carey, age 43, our Senior Vice President, Finance and Corporate Controller, joined TIBCO in January 2004. From February 2002 to January 2004, Ms. Carey was Chief Financial Officer of Vernier Networks. From December 2000 until February 2002, Ms. Carey was Chief Financial Officer of Pacific Broadband Communications.

William R. Hughes, age 47, our Executive Vice President, General Counsel and Secretary, joined TIBCO in 1999. Between 1989 and his joining TIBCO in 1999, Mr. Hughes held several in-house legal positions in the technology industry in Europe and the United States. Prior to 1989, Mr. Hughes worked in private practice in the areas of corporate, finance and intellectual property law.

Thomas Laffey, age 52, our Executive Vice President, Products and Technology, joined TIBCO in April 2002. Prior to joining TIBCO, Mr. Laffey was a co-founder of Talarian Corporation, a provider of middleware, where he was responsible for engineering and product direction.

Ram Menon, age 42, our Executive Vice President, Worldwide Marketing, joined TIBCO in July 1999. Prior to joining TIBCO, Mr. Menon was with Accenture, a global consulting firm, where he specialized in supply chain and e-commerce strategy consulting with Global 1000 companies.

Murray D. Rode, age 43, our Chief Financial Officer and Executive Vice President, Strategic Operations, joined TIBCO in February 1995. Prior to joining TIBCO, Mr. Rode was a management consultant with a major international consulting firm, where he specialized in the areas of technology strategy and planning, business process re-engineering and project management.

Murat Sonmez, age 44, our Executive Vice President, Global Field Operations, has been with TIBCO since October 2003 and from January 1994 to July 2002. From August 2002 to September 2003, Mr. Sonmez served as Executive Vice President, Operations at Centrata, a utility computing software firm.

Robert P. Stefanski, age 46, our Executive Vice President, Organizational Development and Human Resources, has been with TIBCO since January 2007 and from March 1998 to January 2003. Mr. Stefanski intends to leave the Company in January 2008.

Code of Ethics

We have adopted a Code of Ethics for Chief Executive and Senior Financial Officers that applies to our Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, Corporate Controller and all others performing similar functions. The Code of Ethics is available on our website at http://www.tibco.com/company/investor_info/corporate_governance/code_ethics.jsp. If we make any substantive amendments to the Code of Ethics or grant any waiver, including any implicit waiver, from a provision of the code to our Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, Corporate Controller or others providing similar functions, we will disclose the nature of such amendment or waiver on our website or in a current report on Form 8-K.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the sections entitled “Election of Directors—Director Compensation,” “Compensation Committee Matters—Committee Interlocks and Insider Participation,” “Compensation Committee Matters—Compensation Committee Report,” and “Compensation Discussion & Analysis” in our Proxy Statement for the 2008 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended November 30, 2007.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item regarding security ownership of certain beneficial owners and management is incorporated by reference to the section entitled “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement for the 2008 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended November 30, 2007.

The information required by this item regarding equity compensation plans is incorporated by reference to the section entitled “Equity Compensation Plan Information” set forth in Item 5 of this Annual Report on Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Party Transactions

The information required by this item regarding certain relationships and related party transactions is incorporated by reference to the section entitled “Certain Relationships and Related Persons Transactions Disclosure” in our Proxy Statement for the 2008 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended November 30, 2007.

Director Independence

The information required by this item regarding director independence is incorporated by reference to the section entitled “Election of Directors” in our Proxy Statement for the 2008 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended November 30, 2007.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference to the section entitled “Ratification of Independent Registered Public Accounting Firm” in our Proxy Statement for the 2008 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended November 30, 2007.

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

(c) Financial Statement Schedules.    Reference is made to Item 15(a)(2) above.

TIBCO SOFTWARE INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

TIBCO Software Inc.:

In our opinion, the accompanying Consolidated Balance Sheets and the related Consolidated Statements of Operations, Consolidated Statements of Stockholders’ Equity and Comprehensive Income and Consolidated Statements of Cash Flows listed in the Index to the Consolidated Financial Statements of TIBCO Software Inc., present fairly, in all material respects, the financial position of TIBCO Software Inc. and its subsidiaries at November 30, 2007 and November 30, 2006, and the results of their operations and their cash flows for each of the three years in the period ended November 30, 2007 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of November 30, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A of this Annual Report on Form 10-K. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Notes 2 and 14 to the Consolidated Financial Statements, effective December 1, 2005, the Company changed the manner in which it accounts for stock-based compensation.

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

/s/    PRICEWATERHOUSECOOPERS LLP

San Jose, California

January     , 2008

TIBCO SOFTWARE INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	November 30,
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$170,237	$138,912
Short-term investments	95,534	400,658
Accounts receivable, net of allowances of $4,259 and $4,255	161,730	149,141
Prepaid expenses and other current assets	53,540	35,699

Total current assets	481,041	724,410
Property and equipment, net	111,390	113,787
Goodwill	412,256	274,442
Acquired intangible assets, net	110,930	55,072
Long-term deferred income tax assets	35,307	21,437
Other assets	47,535	37,211

Total assets	$1,198,459	$1,226,359

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$12,076	$12,651
Accrued liabilities	95,526	74,347
Accrued restructuring and excess facilities costs	5,421	4,251
Deferred revenue	127,200	102,269
Current portion of long-term debt	1,924	1,892

Total current liabilities	242,147	195,410
Accrued excess facilities costs, less current portion	10,811	18,150
Long-term deferred revenue	14,319	4,151
Long-term deferred income tax liabilities	25,821	11,439
Long-term debt, less current portion	44,558	46,453
Other long-term liabilities	5,006	4,749

Total liabilities	342,662	280,352

Commitments and contingencies (Note 11)

Minority interest	401	—

Stockholders’ equity:
Common stock, $0.001 par value; 1,200,000 shares authorized; 191,150 shares and 211,208 shares issued and outstanding, respectively	191	211
Additional paid-in capital	794,568	909,289
Accumulated other comprehensive income	32,993	10,809
Retained earnings	27,644	25,698

Total stockholders’ equity	855,396	946,007

Total liabilities and stockholders’ equity	$1,198,459	$1,226,359

See accompanying Notes to Consolidated Financial Statements

TIBCO SOFTWARE INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended November 30,
	2007	2006	2005
Revenue:
License revenue:
Non-related parties	$259,313	$240,071	$187,850
Related parties	—	—	16,038

Total license revenue	259,313	240,071	203,888

Service and maintenance revenue:
Non-related parties	310,444	269,908	228,539
Related parties	—	—	6,973
Reimbursable expenses	7,629	7,300	6,510

Total service and maintenance revenue	318,073	277,208	242,022

Total revenue	577,386	517,279	445,910

Cost of revenue:
License	24,024	15,936	12,694
Service and maintenance	134,877	117,745	111,499

Total cost of revenue	158,901	133,681	124,193

Gross profit	418,485	383,598	321,717
Operating expenses:
Research and development	92,924	85,923	73,136
Sales and marketing	197,397	172,768	140,370
General and administrative	51,538	44,139	37,320
Restructuring charges (adjustment)	(1,095)	(1,042)	3,905
Amortization of acquired intangible assets	13,164	9,454	8,912
Acquired in-process research and development	1,600	—	—

Total operating expenses	355,528	311,242	263,643

Income from operations	62,957	72,356	58,074

Interest income	18,447	19,936	13,318
Interest expense	(2,824)	(3,171)	(2,711)
Other income (expense), net	(1,181)	1,437	(1,600)

Income before provision for income taxes	77,399	90,558	67,081

Provision for (benefit from) income taxes	25,401	17,694	(5,474)
Minority interest, net of tax	110	—	—

Net income	$51,888	$72,864	$72,555

Net income per share:
Basic	$0.26	$0.35	$0.34

Diluted	$0.25	$0.33	$0.32

Shares used in computing net income per share:
Basic	198,885	209,538	213,263

Diluted	205,316	218,075	223,977

See accompanying Notes to Consolidated Financial Statements

TIBCO SOFTWARE INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND

COMPREHENSIVE INCOME

(In thousands)

	Common Stock		Additional Paid-in Capital	Unearned Stock-Based Compensation	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
	Shares	Amount
Balances, November 30, 2004	213,912	$214	$933,223	$(149)	$702	$(113,508)	$820,482
Components of comprehensive income:
Net income	—	—	—	—	—	72,555	72,555
Foreign currency translation adjustment, net of $784 tax	—	—	—	—	(14,904)	—	(14,904)
Unrealized loss on investments, no tax	—	—	—	—	(144)	—	(144)

Comprehensive income							57,507

Common stock repurchased and retired	(6,550)	(7)	(48,293)	—	—	—	(48,300)
Common stock options exercised	2,524	3	13,556	—	—	—	13,559
Common stock issued for employee stock purchase program	662	1	4,041	—	—	—	4,042
Tax benefits from employee stock option plans	—	—	26,210	—	—	—	26,210
Unearned stock-based compensation, net	—	—	93	26	—	—	119

Balances, November 30, 2005	210,548	211	928,830	(123)	(14,346)	(40,953)	873,619
Components of comprehensive income:
Net income	—	—	—	—	—	72,864	72,864
Foreign currency translation adjustment, net of $(5,759) tax	—	—	—	—	23,451	—	23,451
Unrealized gain on investments, no tax	—	—	—	—	1,704	—	1,704

Comprehensive income							98,019

Common stock repurchased and retired	(9,893)	(10)	(71,449)	—	—	(6,213)	(77,672)
Common stock options exercised	9,115	9	20,268	—	—	—	20,277
Common stock issued for employee stock purchase program	261	—	1,966	—	—	—	1,966
Tax benefits from employee stock option plans	—	—	13,980	—	—	—	13,980
Stock-based compensation, net	—	—	15,818	—	—	—	15,818
Transfer of unearned stock-based compensation upon adoption of SFAS No. 123(R)	—	—	(123)	123	—	—	—
Restricted stock awards	1,177	1	(1)	—	—	—	—

Balances, November 30, 2006	211,208	211	909,289	—	10,809	25,698	946,007
Components of comprehensive income:
Net income	—	—	—	—	—	51,888	51,888
Foreign currency translation adjustment, net of $(3,904) tax	—	—	—	—	21,514	—	21,514
Unrealized gain on investments, no tax	—	—	—	—	670	—	670

Comprehensive income							74,072

Common stock repurchased and retired	(25,575)	(25)	(176,965)	—	—	(49,942)	(226,932)
Common stock options exercised	3,995	4	22,763	—	—	—	22,767
Common stock issued for employee stock purchase program	398	—	2,945	—	—	—	2,945
Tax benefits from employee stock option plans	—	—	19,456	—	—	—	19,456
Stock-based compensation, net	—	—	17,563	—	—	—	17,563
Substitute options fair value adjustment—Spotfire	—	—	187	—	—	—	187
Restricted stock withholding taxes net-settlement	(85)	—	(669)	—	—	—	(669)
Restricted stock awards	1,209	1	(1)	—	—	—	—

Balances, November 30, 2007	191,150	$191	$794,568	$—	$32,993	$27,644	$855,396

See accompanying Notes to Consolidated Financial Statements

TIBCO SOFTWARE INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended November 30,
	2007	2006	2005
Operating activities:
Net income	$51,888	$72,864	$72,555
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	16,167	15,641	14,990
Amortization of acquired intangible assets	23,490	14,776	14,870
Stock-based compensation	17,563	15,818	129
Acquired in-process research and development	1,600	—	—
Deferred income tax	(6,077)	(19,549)	(21,893)
Tax benefits related to acquisitions	—	—	1,149
Tax benefits related to employee stock option plans	19,456	24,695	15,851
Excess tax benefits from stock-based compensation	(17,980)	(21,482)	—
Minority interest, net of tax	110	—	—
Other non-cash adjustments, net	(1,506)	(799)	384
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(5,459)	(28,002)	(8,764)
Due from related parties, net	—	1,243	1,643
Prepaid expenses and other assets	(4,778)	(4,935)	(2,853)
Accounts payable	(885)	3,008	2,774
Accrued liabilities and excess facilities costs	(8,613)	8,559	(26,823)
Deferred revenue	17,304	24,113	18,816

Net cash provided by operating activities	102,280	105,950	82,828

Investing activities:
Purchases of short-term investments	(140,928)	(407,639)	(231,489)
Maturities and sales of short-term investments	450,311	277,588	254,917
Acquisitions, net of cash acquired	(182,912)	—	(24,849)
Purchases of private equity investments	(63)	(82)	(382)
Proceeds from sales of private equity investments	803	1,488	—
Purchases of property and equipment	(12,599)	(12,974)	(14,946)
Restricted cash pledged as security	368	(1,506)	(465)

Net cash provided by (used in) investing activities	114,980	(143,125)	(17,214)

Financing activities:
Proceeds from issuance of common stock	25,043	22,243	17,601
Repurchases of the Company’s common stock	(226,932)	(77,672)	(48,300)
Excess tax benefits from stock-based compensation	17,980	21,482	—
Principal payments on long-term debt	(6,277)	(1,798)	(1,708)
Proceeds from minority investors	189	—	—

Net cash used in financing activities	(189,997)	(35,745)	(32,407)

Effect of foreign exchange rate changes on cash and cash equivalents	4,062	3,076	(5,300)

Net increase (decrease) in cash and cash equivalents	31,325	(69,844)	27,907

Cash and cash equivalents at beginning of year	138,912	208,756	180,849

Cash and cash equivalents at end of year	$170,237	$138,912	$208,756

Supplemental disclosures:
Income taxes paid	$12,098	$15,083	$7,915

Interest paid	$2,489	$2,627	$2,711

Supplemental disclosures of non-cash financing activity:

Non-cash contributions from minority investors	$85	$—	$—

See accompanying Notes to Consolidated Financial Statements

TIBCO SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Business

TIBCO Software Inc. (“TIBCO,” the “Company,” “we” or “us”) is a leading provider of infrastructure software. We provide a broad range of standards-based infrastructure software solutions that help organizations achieve the benefits of real-time business. Our infrastructure software gives customers the ability to constantly innovate by connecting applications and data in a service-oriented architecture, streamlining activities through business process management, and giving people the information and intelligence tools they need to make faster and smarter decisions, what we call The Power of Now®.

2.    Summary of Significant Accounting Policies

Principles of Consolidation

The Consolidated Financial Statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. For majority-owned subsidiaries, we reflect the minority interest of the portion we do not own on our Consolidated Balance Sheets between Total Liabilities and Stockholders’ Equity.

Fiscal Years

Our fiscal year is a 12 month period ending on November 30 of a stated year. For the purpose of presentation, we also refer to the fiscal years ended November 30, 2007, 2006 and 2005, as our fiscal years 2007, 2006 and 2005, respectively.

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

Revenue Recognition

License revenue consists principally of revenue earned under software license agreements. License revenue is generally recognized when a signed contract or other persuasive evidence of an arrangement exists, the software has been shipped or electronically delivered, the license fee is fixed or determinable and collection of the resulting receivable is reasonably assured. When contracts contain multiple elements wherein vendor-specific objective evidence exists for all undelivered elements, we account for the delivered elements in accordance with the “Residual Method” prescribed by the American Institute of Certified Public Accountants’ (“AICPA”) Statement of Position (“SOP”) No. 98-9, Modification of SOP-97-2, Software Revenue Recognition, With Respect to Certain Transactions. Revenue from subscription license agreements, which include software, rights to unspecified future products and maintenance, is recognized ratably over the term of the subscription period. Fair value of services, such as consulting or training, is based upon separate sales of these services. When the renewal period for maintenance is not substantive compared to the term of a term license, we recognize the entire arrangement fee ratably over the term.

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

TIBCO SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Fair Value of Financial Instruments

Carrying amounts of our financial instruments including accounts receivable, accounts payable and accrued liabilities approximate fair value due to their short maturities. The fair values of our available-for-sale investments in marketable securities and derivative instruments are detailed further in Note 4.

Concentration of Credit Risk

Our cash, cash equivalents, short-term investments and accounts receivable are potentially subject to concentration of credit risk. Cash, cash equivalents and investments are deposited with financial institutions that management believes are creditworthy. Our accounts receivable are derived from revenue earned from customers located primarily in the United States and Europe. We perform ongoing credit evaluations of our customers’ financial condition and, generally, require no collateral from our customers. We maintain an allowance for doubtful accounts receivable based on various factors, including our review of credit profiles of our customers, contractual terms and conditions, current economic trends and historical payment experience; see Note 5 for further details. We do not expect to incur material losses with respect to financial instruments that potentially subject the Company to concentration of credit risk.

TIBCO SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

No customer accounted for more than 10% of total revenue in fiscal years 2007, 2006 or 2005. No customer had a balance in excess of 10% of our net accounts receivable as of November 30, 2007 or 2006.

Cash, Cash Equivalents, and Short-Term Investments

We consider all highly liquid investment securities with remaining maturities at the date of purchase of three months or less to be cash equivalents. Management determines the appropriate classification of marketable securities at the time of purchase and evaluates such designation as of each balance sheet date. To date, all marketable securities have been classified as available-for-sale and are carried at fair value with unrealized gains and losses, if any, included as a component of Accumulated Other Comprehensive Income (Loss) in Stockholders’ Equity. These available-for-sale investments are presented as Current Assets as they are subject to use within one year in current operations. Interest, dividends, realized gains and losses and impairment losses are included in Interest Income and Other Income (Expense). Realized gains and losses and impairment losses are recognized based on the specific identification method.

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

Other Investments

Our investments also include minority equity investments in privately held companies that are generally carried at cost basis and are included in Other Assets on the Balance Sheets. The fair value of these investments is dependent on the performance of the companies in which we invested, as well as the volatility inherent in external markets for these investments. In assessing potential impairment, we consider these factors as well as each of the companies’ cash position, earnings/revenue outlook, liquidity and management/ownership. If we believe that an other-than-temporary decline exists, we write down the investment to market value and record the related write-down as a loss on investments in our Consolidated Statements of Operations. The carrying value of our minority equity investments is $0.9 million and $1.6 million as of November 30, 2007 and 2006, respectively. For the fiscal year ended November 30, 2006, we sold one of our private equity investments and realized a net gain of $0.7 million. No impairment losses associated with our minority equity investment were incurred in the periods presented.

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

TIBCO SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Depreciation expense for property and equipment was $16.2 million, $15.6 million and $15.0 million in fiscal years 2007, 2006 and 2005, respectively.

Goodwill

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, goodwill and intangible assets with indefinite useful lives are not amortized, but are tested for impairment at least annually or as circumstances indicate their value may no longer be recoverable. We do not have intangible assets with indefinite useful lives other than goodwill. Goodwill impairment testing is a two-step process: first, we screen for impairment, and if any possible impairment exists, we then undertake a second step of measuring such impairment. We generally perform our goodwill impairment test annually in our fourth fiscal quarter, and the last impairment test was completed for the fiscal year ended November 30, 2007. SFAS No. 142 requires impairment testing based on reporting units. We periodically re-evaluate our business and have determined that we continue to operate in one segment, which we consider our sole reporting unit. Therefore, goodwill was tested and will continue to be tested for impairment at the enterprise level. To date, we have determined that there has been no impairment of goodwill.

Impairment of Long-Lived Assets

We evaluate the recoverability of our long-lived assets which includes amortizable intangible and tangible assets in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Our acquired intangible assets with definite useful lives are amortized over their useful lives. We evaluate long-lived assets, other than goodwill, for impairment whenever events or changes in circumstances indicate that the carrying value of long-lived assets may not be recoverable. We recognize such impairment in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets. No long-lived assets impairment losses were incurred in the fiscal years presented.

Restructuring and Integration Costs

Our restructuring charges are comprised primarily of costs related to properties abandoned in connection with facilities consolidation, related write-downs of leasehold improvements and severance and associated employee termination costs related to headcount reductions. For restructuring actions initiated prior to December 31, 2002, we followed the guidance provided by Emerging Issues Task Force (“EITF”) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs To Exit an Activity (Including Certain Costs Associated with a Restructuring) and EITF Issue No. 88-10, Costs Associated with Lease Modification or Termination. We recorded the liability related to these termination costs when the plan was approved and the period of time to implement the plan was set. For restructuring actions initiated after January 1, 2003, we adopted SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred.

Our restructuring charges included accruals for estimated losses on excess facility costs based on our contractual obligations net of estimated sublease income based on current comparable market rates for leases. We reassess this liability periodically based on market conditions. Revisions to our estimates of this liability could materially impact our operating results and financial position in future periods if anticipated events and key assumptions, such as the timing and amounts of sublease rental income, either change or do not materialize.

TIBCO SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock-Based Compensation

Change in Accounting Principle

On December 1, 2005, the beginning of our fiscal year 2006, we adopted SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123(R)”), which requires the measurement and recognition of compensation expense for all stock-based awards based on estimated fair values. Pro forma disclosure is no longer an alternative to financial statement recognition. We elected to use the modified prospective transition method as permitted by SFAS No. 123(R) and therefore have not restated our financial results for prior periods. Under this transition method, the post adoption stock-based compensation expense also includes expense for all stock-based awards granted prior to, but not yet vested as of December 1, 2005, and the estimated fair values of which were established on the grant dates in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes previous accounting under Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees, and also amends SFAS No. 95, Statement of Cash Flows. In March 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 107 providing supplemental implementation guidance for SFAS No. 123(R). We have applied the provisions of SAB No. 107 in our adoption of SFAS No. 123(R). Our fiscal year 2007 and 2006 financial results reflect the impact of SFAS No. 123(R).

Prior to the adoption of SFAS No. 123(R), we accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB No. 25 as allowed under SFAS No. 123. Under the intrinsic value method, no stock-based compensation expense for employee stock options had been recognized in our Consolidated Statements of Operations prior to fiscal year 2006, because the exercise price of our stock options granted to employees and directors equaled the fair market value of the underlying stock at the date of grant. Prior to fiscal year 2006, the stock-based compensation expense mainly comprised of compensation associated with non-employee equity awards, stock options assumed from business combinations and stock options granted before our initial public offering.

Upon adoption of SFAS No. 123(R), we selected the Black-Scholes option pricing model as the most appropriate method for determining the estimated fair value for stock-based awards. The Black-Scholes model requires the use of highly subjective and complex assumptions which determine the fair value of stock-based awards, including the option’s expected term and the price volatility of the underlying stock. We determined that a blend of implied volatility and historical volatility is more reflective of the market conditions and a better indicator of expected volatility than solely using historical volatility. The value of the portion of the post adoption award that is ultimately expected to vest is recognized as expense over the requisite service (vesting) periods on a straight-line basis in our Consolidated Statements of Operations and the expense has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Prior to fiscal year 2006, we accounted for forfeitures as they occurred for the purposes of the disclosure of pro forma information under SFAS No. 123. For stock options granted prior to December 1, 2005, stock-based compensation is amortized on an accelerated basis and will continue to be recognized using the accelerated approach. The cumulative impact due to the change in accounting principles for forfeitures was immaterial, and therefore was not recorded as a separate line item in our Consolidated Financial Statements.

As a result of adopting SFAS No. 123(R) in fiscal year 2006, income before income taxes and net income in fiscal year 2006 were lower by $15.8 million and $13.5 million, respectively, and both basic and diluted earnings per share in fiscal year 2006 were $0.06 per share lower than if we had continued to account for stock-based compensation under APB No. 25. In addition, prior to the adoption of SFAS No. 123(R), we presented the tax benefit of stock option exercises as operating cash flows. $21.5 million of tax benefit resulting from tax deductions in excess of the tax benefit related to compensation cost recognized for those options are classified as financing cash flows in fiscal year 2006 due to the adoption of SFAS No. 123(R).

TIBCO SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Consistent with prior years, we use the “with and without” approach as described in EITF Topic No. D-32 in determining the order in which our tax attributes are utilized. The “with and without” approach results in the recognition of the windfall stock option tax benefits only after all other tax attributes, except for pre-acquisition tax attributes of acquired entities, have been considered in the annual tax accrual computation. Also consistent with prior years, we consider the indirect effects of the windfall deduction on the computation of other tax attributes, such as the R&D credit deduction, as an additional component of equity. This incremental tax effect is recorded to additional paid in capital when realized.

Prior Year Pro forma Disclosure

If the fair value based method prescribed by SFAS No. 123 had been applied in measuring employee stock-based compensation expenses in fiscal year 2005, the pro forma effect on net income and net income per share would have been as follows (in thousands, except income per share amounts):

Year Ended November 30, 2005
Net income, as reported	$72,555
Stock-based compensation expense for employees previously determined under intrinsic value method, net of tax effect	24
Stock-based compensation expense determined under fair value method, net of related tax effects	(22,993)

Pro forma net income, after effect of stock-based compensation for employees	$49,586

Basic net income per share:
As reported	$0.34
Pro forma	$0.23
Diluted net income per share:
As reported	$0.32
Pro forma	$0.23

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

TIBCO SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Foreign Currency

All of our foreign subsidiaries use the local currency of their respective countries as their functional currency. Assets and liabilities of these subsidiaries are translated into U.S. dollars at exchange rates at the balance sheet date. Income and expense items are translated at average exchange rates for the period. Cumulative translation adjustments are included as a component of accumulated other comprehensive income (loss) in stockholders’ equity. Foreign currency transaction gains and losses, derived from monetary assets and liabilities stated in a currency other than the functional currency, are recorded in the Consolidated Statements of Operations. We recorded foreign currency transaction gains and (losses) of $(1.5) million, $0.8 million and $(1.4) million in fiscal years 2007, 2006 and 2005, respectively, in Other Income (Expense) in our Consolidated Statements of Operations.

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

Advertising Expense

Advertising costs are expensed as incurred and totaled approximately $1.1 million, $1.2 million and $1.1 million in fiscal years 2007, 2006 and 2005, respectively.

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

To manage currency exposure related to net assets and liabilities denominated in foreign currencies, we enter into forward contracts for certain foreign denominated assets or liabilities. We do not enter into derivative financial instruments for trading purposes. We had nine outstanding forward contracts with a total notional amount of $83.6 million as of November 30, 2007. These derivative instruments are not designed for hedge accounting and are adjusted to fair value through Other Income (Expense) under the Consolidated Statements of Operations. The gain on fair value of these forward contracts as of November 30, 2007, was approximately $0.4 million.

TIBCO SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

These derivative instruments are not intended to subject us to material balance sheet risk due to exchange rate movements because gains and losses on these derivatives are intended to offset gains and losses on the foreign currency denominated assets and liabilities being hedged. As of November 30, 2007, the outstanding balance sheet hedging derivatives had maturities of 30 days or less.

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141(R)”). SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS No. 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008, and will be adopted by us in the first quarter of fiscal 2010. We are currently evaluating the potential impact, if any, of the adoption of SFAS No. 141(R) on our consolidated results of operations and financial condition.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51 (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS No. 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008, and will be adopted by us in the first quarter of fiscal 2010. We are currently evaluating the potential impact, if any, of the adoption of SFAS No. 160 on our consolidated results of operations and financial condition.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 expands the use of fair value accounting but does not affect existing standards which require assets or liabilities to be carried at fair value. The objective of SFAS No. 159 is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Under SFAS No. 159, a company may elect to use fair value to measure eligible items at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Eligible items include, but are not limited to, accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees, issued debt and firm commitments. If elected, SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are currently assessing whether fair value accounting is appropriate for any of our eligible items and cannot estimate the impact, if any, on our results of operations and financial position.

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

In June 2006, the FASB issued Interpretation No. (“FIN”) 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”). This interpretation requires companies to

TIBCO SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

determine whether it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit can be recorded in the financial statements. FIN 48 provides guidance on de-recognition, classification, accounting in interim periods and disclosure requirements for tax contingencies. FIN 48 is effective for fiscal years beginning after December 15, 2006, and is required to be adopted by us in the first quarter of fiscal year 2008. The differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption will be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. In addition, in May 2007, the FASB published FASB Staff Position No. FIN 48-1, Definition of Settlement in FASB Interpretation No. 48 (“FSP FIN 48-1”). FSP FIN 48-1 is an amendment to FIN 48. It clarifies how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. FSP FIN 48-1 is effective upon the initial adoption of FIN 48, and therefore will be adopted by us in the first quarter of fiscal year 2008. The actual impact of the adoption of FIN 48 and FSP FIN 48-1 in our results of operations and financial position will depend on facts and circumstances that exist on the date of adoption. We are currently assessing the impact of the adoption of FIN 48 and FSP FIN 48-1.

In June 2007, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities (“EITF No. 07-3”). EITF No. 07-3 requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred and capitalized and recognized as an expense as the goods are delivered or the related services are performed. EITF No. 07-3 is effective, on a prospective basis, for fiscal years beginning after December 15, 2007. We are currently evaluating the effect that the adoption of EITF No. 07-3 will have on our consolidated results of operations and financial condition.

In the beginning of fiscal year 2007, we adopted SFAS No. 154, Accounting for Changes and Error Corrections, which had no material effect on our consolidated results of operations and financial position.

3.    Business Combination

Acquisition in Fiscal Year 2007

Spotfire Holdings, Inc.

On June 5, 2007, we acquired Spotfire Holdings, Inc. (“Spotfire”), a privately held company headquartered in Massachusetts and a leading provider of next generation business intelligence software, which is now part of our business optimization product line. Pursuant to an Agreement and Plan of Merger (the “Merger Agreement”), we acquired all the outstanding equity excluding the unvested options of Spotfire for approximately $190.4 million in cash plus transaction costs. In addition, pursuant to the Merger Agreement, each unvested option of Spotfire was canceled and substituted with an option to purchase our common stock (each, a “Substitute Option”). We granted approximately 887,000 shares of Substitute Options on the closing date of the acquisition. Substitute Options were valued using the Black-Scholes model on the day of the acquisition with a fair value of $5.4 million and will be expensed as stock-based compensation on a straight-line basis over the remaining vesting period of the underlying awards.

The acquisition was accounted for using the purchase method of accounting. A summary of the purchase price of the acquisition is as follows (in thousands):

Cash paid	$190,430
Direct transaction costs	3,226

Total purchase price	$193,656

TIBCO SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The allocation of the estimated purchase price for this acquisition, as of the date of the acquisition, is as follows (in thousands):

Cash acquired	$10,408
Other assets acquired	43,371
Deferred income tax assets	11,908
Identifiable intangible assets	72,300
Acquired in-process research and development	1,600
Goodwill	121,447

Total assets acquired	261,034
Liabilities assumed	(35,394)
Deferred income tax liabilities	(31,984)

Total liabilities assumed	(67,378)

Net assets acquired	$193,656

The amount of the total purchase price allocated to the tangible assets acquired was assigned based on the fair values as of the date of the acquisition. The fair value assigned to identifiable intangible assets acquired was determined using the income approach which discounts expected future cash flows to present value using estimated assumptions determined by management. We believe that these identified intangible assets had no residual value after their estimated economic useful lives. Our methodology for allocating the purchase price relating to acquired in-process research and development (“IPR&D”) was determined through established valuation techniques. Acquired IPR&D was expensed upon acquisition as technological feasibility had not been established and no future alternate use existed. These identifiable intangible assets are subject to amortization on a straight line basis as this best approximates the benefit period related to these assets (in thousands, except amortization period):

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

The purchase method of accounting requires us to reduce Spotfire’s deferred revenue as of the acquisition date to an amount equal to the fair value of the service and maintenance obligations assumed from Spotfire. We based our determination of the fair value of the service and maintenance obligations through established valuation techniques using estimates and assumptions provided by management. As a result, in allocating the purchase price, we recorded an adjustment to reduce the carrying value of Spotfire’s deferred revenue resulting in lower revenues in periods following the acquisition than Spotfire would have achieved as a separate company.

TIBCO SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The results of Spotfire’s operations have been included in the Consolidated Financial Statements since the acquisition date. The following unaudited pro forma adjusted summary reflects the Company’s condensed consolidated results of operations for the years ended November 30, 2007 and 2006, assuming Spotfire had been acquired at the beginning of the periods, and includes the acquired IPR&D charge of $1.6 million. The unaudited pro forma adjusted summary is not intended to be indicative of future results (in thousands, except per share data):

	Year Ended November 30,
	2007	2006
	(Unaudited)
Pro forma adjusted total revenue	$600,987	$557,310

Pro forma adjusted net income	$40,098	$47,246

Pro forma adjusted net income per share:
Basic	$0.20	$0.23

Diluted	$0.19	$0.22

Acquisitions in Fiscal Year 2005

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

ObjectStar International Limited

On March 7, 2005, we acquired substantially all of the assets and certain liabilities of ObjectStar International Limited (“ObjectStar”), a privately held native mainframe integration solutions provider. The total purchase price was approximately $21.4 million, which included $3.3 million assumed liabilities. We recorded intangible assets of $13.9 million and goodwill of $7.4 million for the transaction. ObjectStar’s existing technology had reached technological feasibility at the time of the acquisition; therefore we did not record an

TIBCO SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

in-process research and development charge. The ObjectStar acquisition was accounted for under SFAS No. 141, Business Combinations, and certain specified provisions of SFAS No. 142, Goodwill and Other Intangible Assets. The assets acquired and liabilities assumed are based on their fair values at the date of acquisition. Amounts allocated to developed technology, patents/core technology and customer base are amortized over their estimated useful lives of five years. Maintenance agreements are amortized over their estimated useful lives of nine years and non-competition agreements are amortized over their estimated useful lives of three years. Goodwill is not being amortized and will be tested for impairment annually or sooner if circumstances indicate that impairment may have occurred.

The results of operations of ObjectStar have been included in our Consolidated Statements of Operations from March 7, 2005. As the effect of this acquisition would not have been material to our results of operations, pro forma results as if we had acquired ObjectStar at the beginning of fiscal year 2005 are not presented in our Consolidated Financial Statements.

4.    Investment in Marketable Securities

Marketable securities, which are classified as available-for-sale, are summarized below as of November 30, 2007 and 2006 (in thousands):

					Classified on Balance Sheet
	Purchased/ Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value	Cash and Cash Equivalents	Short-term Investments
As of November 30, 2007:
U.S. Government debt securities	$21,162	$373	$—	$21,535	$—	$21,535
Corporate debt securities	36,585	130	(153)	36,562	—	36,562
Asset-backed securities	20,189	87	(47)	20,229	—	20,229
Mortgage-backed securities	17,241	68	(101)	17,208	—	17,208
Money market funds	46,019	—	—	46,019	46,019	—

	$141,196	$658	$(301)	$141,553	$46,019	$95,534

As of November 30, 2006:
U.S. Government debt securities	$104,759	$97	$(313)	$104,543	$—	$104,543
Corporate debt securities	178,987	104	(371)	178,720	21,758	156,962
Asset-backed securities	90,223	272	(165)	90,330	—	90,330
Mortgage-backed securities	48,759	113	(49)	48,823	—	48,823
Money market funds	3,597	—	—	3,597	3,597	—

	$426,325	$586	$(898)	$426,013	$25,355	$400,658

Fixed income securities included in short-term investments above, are summarized by their contractual maturities as follows (in thousands):

	November 30,
	2007	2006
Contractual maturities:
Less than one year	$12,682	$165,453
One to three years	82,852	235,205

	$95,534	$400,658

TIBCO SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The maturities of asset-backed and mortgage-backed securities were primarily based upon assumed prepayment forecasts utilizing interest rate scenarios and mortgage loan characteristics.

The following table summarizes the net realized gains (losses) on short-term investments for the fiscal years presented (in thousands):

	Year Ended November 30,
	2007	2006	2005
Realized gains	$411	$205	$—
Realized losses	(723)	(160)	(275)

Net realized gains (losses)	$(312)	$45	$(275)

The following table summarizes the fair value and gross unrealized losses related to available-for-sale securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of November 30, 2007 (in thousands):

	Less than 12 months		More than 12 months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate debt securities	$17,581	$(133)	$7,435	$(20)	$25,016	$(153)
Asset-backed securities	436	(37)	4,997	(10)	5,433	(47)
Mortgage-backed securities	5,122	(101)	—	—	5,122	(101)

	$23,139	$(271)	$12,432	$(30)	$35,571	$(301)

As of November 30, 2007, the investments that we hold are all high investment grade. The unrealized losses on our investments were due primarily to change in interest rates and market and credit conditions of the underlying securities. For all investments other than those with an other-than-temporary impairment, it is expected that our investments will not be settled at a price less than the amortized cost of the investment. Because we have the ability and intent to hold these investments until a recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired as of November 30, 2007. We estimated the fair values based on quoted market prices or pricing models provided by credit rating agencies. These estimated fair values many not be representative of actual values that could have been realized as of year-end or that will be realized in the future.

We periodically assess whether significant facts and circumstance have arisen to indicate an adverse effect on the fair value of the underlying investment that might indicate material deterioration in the creditworthiness of our issuers. During our year end assessment, we determined the declines in value of certain investments associated with asset-backed securities to be other-than-temporary. Accordingly, we recorded impairments of approximately $0.3 million in fiscal year 2007. We include these impairments in Other Income (Expense) in the Consolidated Statements of Operations. Depending on market conditions, we may record additional impairments on our investment portfolio in the future.

TIBCO SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.    Accounts Receivable and Allowances for Doubtful Accounts, Returns and Discounts

Accounts receivable, net, by category is as follows (in thousands):

	November 30,
	2007	2006
Accounts receivable	$154,292	$141,493
Unbilled fees and services	11,697	11,903

	165,989	153,396
Less: Allowances for doubtful accounts, returns and discounts	(4,259)	(4,255)

Net accounts receivable	$161,730	$149,141

Trade accounts receivable are recorded at invoiced or to be invoiced amounts and do not bear interest. We perform ongoing credit evaluations of our customers’ financial condition and, generally, require no collateral from our customers. Allowances for doubtful accounts, returns and discounts were established based on various factors including credit profiles of our customers, contractual terms and conditions, historical payments, returns and discounts experience and current economic trends. We review our allowances monthly by assessing individual accounts receivable over a specific aging and amount, and all other balances on a pooled basis based on historical collection experience. Accounts receivable are written off on a case-by-case basis, net of any amounts that may be collected.

The following is a summary of activities in allowances for doubtful accounts, returns and discounts for the fiscal years indicated (in thousands):

Year ended November 30,	Allowances Beginning Balance	Charged Against Revenue	Charged to Expenses	Write-offs, Adjustments, Net of Recovery	Allowances Ending Balance
2007	$4,255	$763	$(525)	$(234)	$4,259
2006	4,521	2,770	(1,000)	(2,036)	4,255
2005	3,845	1,599	197	(1,120)	4,521

6.    Property and Equipment

Property and equipment by category is as follows (in thousands):

	November 30,
	2007	2006
Buildings	$77,938	$77,938
Equipment and software	55,530	65,468
Furniture and fixtures	7,813	6,956
Facility improvements	45,621	43,101

	186,902	193,463
Less: Accumulated depreciation	(75,512)	(79,676)

	$111,390	$113,787

TIBCO SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Building Acquisition

In June 2003, we purchased the four buildings comprising our corporate headquarters in Palo Alto, California. In connection with the purchase we entered into a 51-year lease of the land upon which the buildings are located. The lease was paid in advance in the amount of $28.0 million; see Note 11 for further details. The total consideration paid for the land lease and the buildings was $108.0 million, which was comprised of $54.0 million in cash and a $54.0 million mortgage note payable; see Notes 9 and 11 for further details.

The net purchase price of the buildings of $78.0 million is stated at cost, net of accumulated depreciation, and is included as a component of Property and Equipment on the Consolidated Balance Sheets. Depreciation is computed using the straight-line method over the estimated useful life of 25 years.

7.    Goodwill and Other Acquired Intangible Assets

Goodwill

The changes in the carrying amount of goodwill for the fiscal years ended November 30, 2007 and 2006 are as follows (in thousands):

Goodwill
Balance as of November 30, 2005	$261,075
Foreign currency translation	21,083
Tax benefit related to acquired deferred tax assets	(7,716)

Balance as of November 30, 2006	274,442
Goodwill recorded for the Spotfire acquisition	121,447
Foreign currency translation	16,367

Balance as of November 30, 2007	$412,256

Acquired Intangible Assets

Our acquired intangible assets are subject to amortization on a straight line basis over their estimated useful lives as follows:

	Estimated Life	Weighted Average Remaining Life
Developed technologies	4 to 5 years	3.1 years
Customer base	3 to 7 years	5.3 years
Patents/core technologies	4 to 8 years	4.1 years
Trademarks	4 to 5 years	3.1 years
Non-compete agreements	2 to 3 years	1.5 years
Maintenance agreements	5 to 9 years	5.6 years

TIBCO SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The carrying values of our amortized acquired intangible assets are as follows (in thousands):

	November 30, 2007			November 30, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technologies	$88,171	$(45,460)	$42,711	$48,515	$(34,279)	$14,236
Customer base	43,112	(19,228)	23,884	22,721	(13,561)	9,160
Patents/core technologies	23,143	(8,412)	14,731	16,500	(5,201)	11,299
Trademarks	7,170	(4,530)	2,640	5,398	(3,478)	1,920
Non-compete agreements	1,480	(863)	617	680	(597)	83
OEM customer royalty agreements	1,000	(1,000)	—	1,000	(917)	83
Maintenance agreements	37,892	(11,545)	26,347	25,549	(7,258)	18,291

	$201,968	$(91,038)	$110,930	$120,363	$(65,291)	$55,072

Amortization of developed technologies is recorded in cost of revenue, while the amortization of other acquired intangible assets is included in operating expenses. The following summarizes the amortization expense of acquired intangible assets for the fiscal years indicated (in thousands):

	Year Ended November 30,
	2007	2006	2005
Amortization of acquired intangible assets:
In cost of revenue	$10,326	$5,322	$5,958
In operating expenses	13,164	9,454	8,912

	$23,490	$14,776	$14,870

The estimated future amortization of acquired intangible assets as of November 30, 2007 is as follows (in thousands):

Year ending November 30,
2008	$32,083
2009	26,857
2010	21,294
2011	15,487
2012	7,572
Thereafter	7,637

$110,930

8.    Accrued Restructuring and Excess Facilities Costs

Accrued Integration Costs

In connection with our acquisitions of Spotfire in fiscal year 2007, Staffware plc (“Staffware”) in fiscal year 2004 and Talarian Corporation (“Talarian”) in fiscal year 2002 we recorded accruals for acquisition integration liabilities, which include the incremental costs to exit and consolidate activities at acquired locations, termination of certain employees, and other costs to integrate operating locations and other activities of the acquired companies. The accruals were recorded using the guidance provided by EITF No. 95-3, Recognition of Liabilities

TIBCO SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

in a Purchase Business Combination, which requires that these acquisition integration expenses, which are not associated with the generation of future revenues and have no future economic benefit, be reflected as assumed liabilities in the allocation of the purchase price to the net assets acquired.

In connection with our acquisition of Spotfire in the third quarter of fiscal year 2007, we recorded an accrual of $0.4 million for acquisition integration liabilities, which include the incremental cost associated with the termination of certain employees; as of November 30, 2007, these employees were all terminated.

In connection with our acquisition of Staffware in June 2004, we recorded an accrual of $2.9 million for the estimated expenses due to the Staffware facilities that we expected to abandon. In addition, we recorded an accrual of $2.6 million for severance related to the termination of redundant Staffware personnel and $0.2 million related to the cancellation of certain marketing programs.

In connection with the acquisition of Talarian in April 2002, we abandoned the Talarian facilities and recorded an accrual of $7.4 million for the estimated losses to be incurred to sublet such facilities. In addition, we recorded an accrual of $1.0 million for severance related to the termination of redundant personnel. As of November 30, 2005, we had determined that there were no future liabilities relating to Talarian acquisition integration costs and consequently released the excess accrual of $0.9 million, offsetting goodwill by the same amount.

Accrued Restructuring Costs

2002 Restructuring Program. In fiscal year 2002, we recorded restructuring charges totaling $49.3 million, consisting of $47.6 million related to consolidation of facilities and $1.7 million for headcount reductions which had been fully utilized. These restructuring charges were recorded to align our cost structure with changing market conditions. We expected to fulfill our cash obligation no later than 2011. We have been working with corporate real estate brokers to sublease unoccupied facilities. Currently, a majority of these vacated facilities are occupied by our tenants.

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

TIBCO SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a summary of activities in accrued restructuring and integration costs for each of the three fiscal years ended November 30, 2007, 2006 and 2005 (in thousands):

	Accrued Excess Facilities				Accrued Severance and Other
	Headquarter Facilities	Talarian Integration	Staffware Integration	Subtotal	Restructuring	Acquisition Integration	Subtotal	Total
As of November 30, 2004	$34,421	$2,101	$2,845	$39,367	$—	$1,055	$1,055	$40,422
Restructuring charge	—	—	—	—	3,905	—	3,905	3,905
Acquisition integration costs	—	(878)	—	(878)	—	(352)	(352)	(1,230)
Cash utilized	(6,196)	(1,223)	(827)	(8,246)	(3,158)	(690)	(3,848)	(12,094)
Non-cash write-down of furniture and fixture	(120)	—	(881)	(1,001)	—	—	—	(1,001)

As of November 30, 2005	28,105	—	1,137	29,242	747	13	760	30,002
Restructuring adjustment	(1,042)	—	—	(1,042)	—	—	—	(1,042)
Cash utilized	(5,219)	—	(580)	(5,799)	(747)	(13)	(760)	(6,559)

As of November 30, 2006	21,844	—	557	22,401	—	—	—	22,401
Restructuring adjustment	(1,095)	—	—	(1,095)	—	—	—	(1,095)
Acquisition integration costs	—	—	—	—	—	404	404	404
Cash utilized	(5,153)	—	77	(5,076)	—	(401)	(401)	(5,477)

As of November 30, 2007	$15,596	$—	$634	$16,230	$—	$3	$3	$16,233

The remaining accrued excess facilities costs represent the estimated loss on abandoned facilities, net of sublease income, which is expected to be paid over the next three years. As of November 30, 2007, $10.8 million of the $16.2 million accrued restructuring and excess facilities costs were classified as long-term liabilities based on our current expectation that we will have to pay the lease payments over the remaining term of the related leases.

9.    Long-Term Debt and Line of Credit

Mortgage Note Payable

In connection with the purchase of our corporate headquarters in June 2003, we recorded a $54.0 million mortgage note payable to a financial institution collateralized by the commercial real property acquired. The balance on the mortgage note payable was $46.5 million and $48.3 million as of November 30, 2007 and 2006, respectively.

The mortgage note payable carries a 20-year amortization, and in the second quarter of fiscal year 2007, we amended the mortgage note payable such that it now carries a fixed annual interest rate of 5.50%. The $34.4 million principal balance that will be remaining at the end of the 10-year term will be due as a final lump sum payment on July 1, 2013. Under the currently applicable terms of the mortgage note agreements, we are prohibited from acquiring another company without prior consent from the lender unless we maintain at least $50.0 million of cash or cash equivalents and meet other non-financial terms as defined in the agreements. In addition, we are subject to certain non-financial covenants as defined in the agreements. As of November 30, 2007, we were in compliance with all covenants.

Line of Credit

We have a $20.0 million revolving line of credit that matures on June 19, 2008. The revolving line of credit is available for cash borrowings and for the issuance of letters of credit up to $20.0 million. As of November 30, 2007, no borrowings were outstanding under the facility and a $13.0 million irrevocable letter of credit was outstanding, leaving $7.0 million of available credit for additional letters of credit or cash borrowings. The $13.0

TIBCO SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

million irrevocable letter of credit outstanding was issued in connection with the mortgage note payable. The letter of credit automatically renews for successive one-year periods, until the mortgage note payable has been satisfied in full. We are required to maintain a minimum of $40.0 million in unrestricted cash, cash equivalents and short-term investments, net of total current and long-term indebtedness, as well as comply with other non-financial covenants defined in the agreement. As of November 30, 2007, we were in compliance with all covenants under the revolving line of credit.

10.    Other Balance Sheet Components

Certain other balance sheet components are summarized below (in thousands):

	November 30,
	2007	2006
Prepaid expenses and other current assets:
Current deferred tax asset	$9,672	$18,569
Pre-acquisition receivable—Spotfire(1)	24,556	—
Consumption, goods and services; and value added tax recoverable	7,409	5,577
Prepaid royalties	3,034	914
Other	8,869	10,639

	$53,540	$35,699

Other non-current assets:
Prepaid land lease	$25,026	$25,575
Pre-acquisition receivable—Spotfire, net of current portion(1)	8,154	—
Restricted cash	3,662	3,304
Private equity investments, net	896	1,636
Other	9,797	6,696

	$47,535	$37,211

Accrued liabilities:
Compensation and benefits	$52,925	$50,113
Taxes	12,962	10,312
Current deferred tax liability	7,759	—
Other	21,880	13,922

	$95,526	$74,347

(1)	Accounts receivable for contracts with payment terms related to Spotfire acquisition, which had not been billed as of the acquisition date; see Note 3 for further details.

11.    Commitments and Contingencies

Letters of Credit and Bank Guarantees

In connection with the mortgage note payable, we entered into an irrevocable letter of credit in the amount of $13.0 million; see Notes 6 and 9 for further details. The letter of credit is collateralized by the line of credit and automatically renews for successive one-year periods until the mortgage note payable has been satisfied in full.

TIBCO SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In connection with a facility lease, we have an irrevocable letter of credit in the amount of $4.5 million. The letter of credit automatically renews annually for the duration of the lease term, which expires in December 2010. We are subject to certain financial covenants as defined in the letter of credit agreement. As of November 30, we were in compliance with all letter of credit covenants.

As of November 30, 2007, in connection with bank guarantees issued by some of our international subsidiaries, we had $3.7 million of restricted cash which is included in Other Assets on our Consolidated Balance Sheets.

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

Operating Commitments

At various locations worldwide, we lease office space and equipment under non-cancelable operating leases with various expiration dates through April 2015. Rental expense was approximately $10.4 million, $8.8 million and $8.5 million in fiscal years 2007, 2006 and 2005, respectively.

As of November 30, 2007, contractual commitments associated with indebtedness and lease obligations were as follows (in thousands):

	Total	2008	2009	2010	2011	2012	Thereafter
Operating commitments:
Debt principal	$46,482	$1,924	$2,033	$2,148	$2,269	$2,397	$35,711
Debt interest	12,676	2,508	2,400	2,285	2,164	2,036	1,283
Operating leases	31,704	7,245	6,222	6,209	4,435	2,986	4,607

	90,862	11,677	10,655	10,642	8,868	7,419	41,601

Restructuring-related commitments:
Gross lease obligations	22,838	6,924	7,551	7,720	643	—	—
Estimated sublease income	(6,828)	(2,118)	(2,236)	(2,282)	(192)	—	—

	16,010	4,806	5,315	5,438	451	—	—

Total commitments	$106,872	$16,483	$15,970	$16,080	$9,319	$7,419	$41,601

Future minimum lease payments under restructured non-cancelable operating leases as of November 30, 2007, are included in Accrued Restructuring and Excess Facilities Costs on our Consolidated Balance Sheets; see Note 8 for further details.

TIBCO SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Derivative Instruments

We conduct business in the Americas; Europe, the Middle East and Africa (“EMEA”) and Asia Pacific and Japan (“APJ”). As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or changes in economic conditions in foreign markets. The majority of our sales are currently made in U.S. dollars. We enter into forward contracts with financial institutions to manage our currency exposure related to net assets and liabilities denominated in foreign currencies. These forward contracts are generally settled monthly. Our forward contracts reduce, but do not eliminate, the impact of currency exchange rate movements. We do not enter into derivative financial instruments for trading purposes. Gains and losses on forward contracts are included in Other Income (Expense) in our Consolidated Statements of Operations.

We had nine outstanding forward contracts with total notional amounts of $83.6 million as of November 30, 2007, which are summarized as follows (in thousands):

	Notional Value Local Currency	Notional Value USD	Fair Value Gain (Loss) USD
Forward contracts sold:
EURO	32,400	$47,605	$311
Australian dollar	4,900	4,334	(11)
British pound	8,700	17,882	142
Indian rupee	20,000	506	(6)
Japanese yen	186,000	1,679	12
Singapore dollar	2,500	1,732	2
South African rand	52,000	7,627	(92)
Swiss franc	900	799	12
Forward contracts purchased:
Swedish krona	9,100	1,427	(18)

		$83,591	$352

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

To date, we have incurred costs for the payment of legal fees in connection with the legal proceedings detailed in Note 12.

12.    Legal Proceedings

Securities Class Action

In May 2005, three purported shareholder class action complaints were filed against us and several of our officers in the U.S. District Court for the Northern District of California. The plaintiffs in such actions are seeking to represent a class of purchasers of our common stock from September 21, 2004, through March 1,

TIBCO SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In 2004, a stipulation of Settlement (the “Settlement”) was submitted to the Court, and in 2005, the Court granted preliminary approval. Under the Settlement, we and our subsidiary Talarian would have been dismissed of all claims in exchange for a contingent payment guarantee by the insurance companies responsible for insuring us and Talarian as issuers. Class certification was a condition of the Settlement. After the Second Circuit Court of Appeals issued a ruling overturning class certification in six test cases for the coordinated proceedings, the Settlement was terminated in June 2007 by stipulation of the parties and order of the Court. On August 14, 2007, plaintiffs filed amended master allegations and amended complaints in the six test cases, which the defendants in those cases have moved to dismiss. It is uncertain whether there will be any revised or future settlement. If no settlement is achieved, we believe that we and Talarian have meritorious defenses and intend to defend the actions vigorously. However, the litigation results cannot be predicted at this point.

13.    Stockholders’ Equity

Preferred Stock

Our certificate of incorporation, as amended and restated, authorizes us to issue 75.0 million shares of $0.001 par value preferred stock. As of November 30, 2007, no preferred stock was issued or outstanding.

TIBCO SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Common Stock

Our certificate of incorporation, as amended and restated, authorizes us to issue 1.2 billion shares of $0.001 par value common stock. As of November 30, 2007, approximately 191,150,000 shares of common stock were issued and outstanding. The outstanding shares of common stock as of November 30, 2007, include approximately 2,042,000 shares of restricted stock. All of the outstanding shares of restricted stock remain unvested as of November 30, 2007. The balance of unvested restricted stock will be forfeited and automatically transferred back to the Company at no cost upon the recipient’s discontinuing employment for any reason.

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

Stock Repurchase Programs

In December 2005, our Board of Directors approved an eighteen-month stock repurchase program pursuant to which we were authorized to repurchase up to $100.0 million of our outstanding common stock. In December 2006, the Audit Committee on behalf of our Board of Directors approved an eighteen-month stock repurchase program pursuant to which we were authorized to repurchase up to $100.0 million of our outstanding common stock. In connection with approving the December 2006 stock repurchase program, the December 2005 stock

TIBCO SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

repurchase program was terminated and the remaining authorized amount of $23.3 million under the December 2005 stock repurchase program was canceled at the end of fiscal year 2006.

In April 2007, our Board of Directors approved a new stock repurchase program pursuant to which we may repurchase up to $300.0 million of our outstanding common stock from time to time in the open market or through privately negotiated transactions. In connection with approving the April 2007 stock repurchase program, the December 2006 stock repurchase program was terminated and the remaining authorized amount of $58.2 million under the December 2006 stock repurchase program was canceled. As of November 30, 2007, we had $114.9 million available for purchases under the April 2007 stock repurchase program.

All repurchased shares of common stock have been retired. The following table summarizes the activities under the stock repurchase programs for the periods indicated (in thousands, except per share data):

	Year Ended November 30,
	2007	2006	2005
Cash used for repurchases	$226,932	$77,672	$48,300

Shares repurchased	25,575	9,893	6,550

Average price per share	$8.87	$7.85	$7.37

In connection with the repurchase activities during fiscal years 2007 and 2006, we classified $49.9 million and $6.2 million of the excess purchase price over the par value of our common stock to retained earnings and $177.0 million and $71.4 million, respectively, to additional paid-in capital.

During fiscal year 2008, up to January 18, 2008, we have repurchased approximately 4.7 million shares of our outstanding common stock at an average price of $7.22 pursuant to the April 2007 stock repurchase program.

14.    Stock Benefit Plans and Stock-Based Compensation

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

In addition to stock options, we may issue restricted stock or restricted stock units to our employees (including officers and directors who are employees). Shares of restricted stock are issued at the time of grant, but held in escrow until they are vested. The recipient of restricted stock becomes the owner of record of the stock immediately upon grant, subject to certain restrictions. The balance of unvested restricted stock will be forfeited and automatically transferred back to the Company at no cost upon the recipient’s discontinuing employment. Upon vesting of restricted stock, the recipient has the option to settle minimum withholding taxes

TIBCO SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

by electing to have the Company withhold otherwise deliverable shares having a fair market value equal to the required tax obligations (“net-settlement”). The net-settlement shares are then immediately cancelled and retired. As vesting of restricted stock units occur, common stock is issued. The recipient of restricted stock units does not acquire any rights as a stockholder until the restricted stock units are settled upon vesting and the recipient actually receives shares of our common stock.

Our stock option agreements and stock award agreements generally provide for partial accelerated vesting if there is a change in control of the Company. Also, one employee has entered into an agreement with the Company and certain employees are covered by a change in control and severance plan that provides for partial accelerated vesting if there is a change in control of the Company.

The 1996 Stock Plan provides for an automatic increase to the number of shares of common stock reserved for issuance to be added on the first day of each fiscal year, equal to the lesser of (i) 60 million shares, (ii) 5% of the outstanding shares of our common stock or (iii) a lesser amount determined by the Board of Directors. As of November 30, 2007, there were 26.6 million shares reserved for grants under the 1996 Stock Plan. For fiscal year 2008, no additional shares were added to the shares of common stock reserved for issuance under the 1996 Stock Plan. As of November 30, 2007, 36.3 million shares underlying stock options, 2.0 million shares of restricted stock and 0.6 million shares underlying restricted stock units were outstanding under the 1996 Stock Plan.

Talarian Stock Option Plans.    In April 2003, we assumed all of the Talarian Stock Option Plans (the “Talarian Plans”) in connection with our acquisition of Talarian. At the date of acquisition, all outstanding options of Talarian common stock were converted, according to the exchange ratio, into options of our common stock with terms and conditions equivalent to those applicable at the time of conversion. As of November 30, 2007, there were no shares reserved for grant and approximately 26,000 shares underlying options outstanding under the Talarian Plans.

2000 Extensibility Stock Option Plan.    In 2000, we adopted the 2000 Extensibility Stock Option Plan (the “Extensibility Plan”) in connection with options assumed in our acquisition of Extensibility. Extensibility employees who continued service with us were granted options with terms and conditions equivalent to those applicable at the date of acquisition. As of November 30, 2007, there were no shares reserved for grant and approximately 24,000 shares underlying options outstanding under the Extensibility Plan.

1998 Director Option Plan.    In February 1998, we adopted the 1998 Director Option Plan (the “Director Plan”). As amended in April 2003, the Director Plan provides for an automatic initial grant of 100,000 shares to members of the Board who are not our employees (each, an “Outside Director”). At any subsequent annual re-election, each Outside Director is granted an option to purchase 40,000 additional shares. Options are granted at an exercise price not less than the fair market value of the stock on the date of grant and become exercisable over a three-year period with a third of the shares vesting annually. As amended in February 2006, any Outside Director with over one year of consecutive service prior to the effective date of the Director Plan received an initial grant of 450,000 shares. Options granted prior to February 27, 2006, have a term not to exceed ten years, and options granted on or after February 27, 2006, have a term not to exceed seven years. As of November 30, 2007, there were 2.1 million shares reserved for grant and 1.3 million shares underlying options outstanding under the Director Plan.

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

TIBCO SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company. Under the ESPP, eligible employees may select a rate of payroll deduction from 1% to 10% of their eligible compensation subject to certain maximum purchase limitations.

In fiscal year 2005, our ESPP was revised effective from the purchase period beginning February 1, 2005. Prior to the revision, the plan had an offering period with a maximum duration of two years and consisted of four six-month purchase periods, and the price at which the common stock was purchased was 85% of the lesser of the fair market value of our common stock on the first day of the applicable offering period or on the last day of that purchase period. The revised ESPP offered one six-month offering period, and the price at which the common stock was purchased was 95% of the fair market value of our common stock on the last day of the offering period. Also, we excluded all non-U.S. employees from the ESPP. The revised ESPP was deemed non-compensatory under the provisions of SFAS No. 123(R). Accordingly, there was no compensation cost recorded for our ESPP under SFAS No. 123(R) in fiscal year 2006.

In fiscal year 2007, our ESPP was again revised effective from the purchase period beginning February 1, 2007. Under the current amended ESPP, participants are entitled to purchase shares at 85% of the lesser of the fair market value of our common stock on either the first or last trading day of each six-month offering period. Also, the revised ESPP offers to certain international employees. Participants may contribute a maximum annual amount of $5,000 and no contribution percentage changes are allowed during an offering period. The current amended ESPP is deemed compensatory and valued under the Black-Scholes option pricing model at each offering period.

We issued approximately 0.4 million, 0.3 million and 0.6 million shares under our ESPP, representing $2.9 million, $2.0 million and $4.0 million in employee contributions for the fiscal years ended November 30, 2007, 2006 and 2005, respectively. Shares are reserved under the 1996 Stock Plan for future purchases under the ESPP.

TIBCO SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock Options Activities

The summary of stock option activity in fiscal years 2007, 2006 and 2005 is presented below (in thousands, except per share data):

Stock Options	Number of Shares Underlying Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (year)	Aggregate Intrinsic Value
Outstanding at November 30, 2004	44,194	6.96
Granted	7,310	7.18
Exercised	(2,524)	5.44
Forfeited or expired	(2,714)	8.03

Outstanding at November 30, 2005	46,266	7.01
Granted	3,512	7.65
Exercised	(9,115)	2.23
Forfeited or expired	(2,202)	8.91

Outstanding at November 30, 2006	38,461	8.09
Granted	5,200	7.90
Exercised	(3,994)	5.70
Forfeited or expired	(2,029)	8.92

Outstanding at November 30, 2007	37,638	$8.27	5.32	$34,162

Vested and expected to vest at November 30, 2007	35,113	$8.31	5.23	$32,680

Exercisable at November 30, 2007	28,427	$8.46	4.89	$28,179

The intrinsic value of exercised stock options is calculated based on the difference between the exercise price and the quoted market price of our common stock as of the close of the exercise date. The total intrinsic value of stock options exercised in fiscal years 2007, 2006 and 2005 was $13.3 million, $52.5 million and $11.5 million, respectively. Upon the exercise of stock options, we issue common stock from our authorized shares. As of November 30, 2007, total unamortized stock-based compensation cost related to unvested stock options was $20.2 million, with the weighted-average remaining recognition period of 2.32 years. Total fair value of stock options vested and expensed in fiscal year 2007 and 2006 was $13.6 million and $13.5 million, respectively, net of taxes.

The total realized tax benefit attributable to stock options exercised during the period in jurisdictions where this expense is deductible for tax purposes were $19.5 million, $24.7 million and $15.9 million in fiscal years 2007, 2006 and 2005, respectively. The gross excess tax benefits from stock-based compensation were $18.0 million and 21.5 million in the fiscal years November 30, 2007 and 2006, respectively, as reported on the Consolidated Statements of Cash Flows in financing activities. The excess tax benefits represent the reduction in income taxes otherwise payable during the period which are attributable to the actual gross tax benefits in excess of the expected tax benefits for stock options exercised in current and prior periods.

TIBCO SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

All vested stock options are exercisable. The following table summarizes information about stock options outstanding and exercisable as of November 30, 2007 (in thousands, except number of years and per share data):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares Underlying Options	Weighted-Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price per Share	Number of Shares Underlying Options	Weighted- Average Exercise Price per Share
$ 0.33 to $ 4.58	3,876	4.18	$3.15	3,314	$3.14
$ 4.60 to $ 6.29	3,981	5.46	$5.97	3,902	$5.97
$ 6.40 to $ 6.63	4,090	7.37	$6.62	2,468	$6.62
$ 6.68 to $ 7.30	6,133	6.25	$7.26	4,075	$7.26
$ 7.33 to $ 8.00	5,653	4.56	$7.91	4,887	$7.95
$ 8.05 to $10.53	5,686	6.22	$8.88	1,665	$8.78
$10.71 to $11.97	5,814	4.00	$11.75	5,760	$11.75
$12.00 to $71.81	2,405	3.91	$16.74	2,356	$16.83

	37,638	5.32	$8.27	28,427	$8.46

Stock Awards Activities

Our nonvested stock awards are comprised of restricted stock and restricted stock units. A summary of the status for nonvested stock awards as of November 30, 2007, and activities during fiscal years 2007 and 2006, is presented as follows (in thousands, except per share data):

Nonvested Stock Awards	Restricted Stock	Restricted Stock Units	Total of Shares Number Underlying Awards	Weighted- Average Grant-Date Fair Value
Nonvested at November 30, 2005	—	—	—	—
Granted	1,195	322	1,517	$7.34
Vested	—	—	—	—
Forfeited	(18)	(3)	(21)	$7.33

Nonvested at November 30, 2006	1,177	319	1,496	$7.34
Granted	1,321	396	1,717	$8.89
Vested	(271)	(74)	(345)	$7.34
Forfeited	(185)	(63)	(248)	$7.94

Nonvested at November 30, 2007	2,042	578	2,620	$8.28

We granted nonvested stock awards at no cost to recipients during fiscal years 2007 and 2006. As of November 30, 2007, there was $15.9 million of total unrecognized compensation cost related to nonvested stock awards. That cost is expected to be recognized on a declining basis as the shares vest over four years (the weighted-average recognition period of 3.18 years). The total fair value of shares vested pursuant to stock awards during fiscal year 2007 was 2.5 million.

Stock-Based Compensation

Stock-based compensation expense in fiscal year 2007 was $17.6 million, which consisted primarily of stock-based compensation expense related to employee stock options recognized under SFAS No. 123(R). The tax effect on employee stock-based compensation in fiscal years 2007 and 2006 were $4.0 million and $2.3 million, respectively. We did not capitalize any stock-based compensation in any of the fiscal periods reported.

TIBCO SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We started granting restricted stock and restricted stock units to employees in fiscal year 2006. Approximately $4.3 million and $0.7 million of employee stock-based compensation was recognized related to stock awards in fiscal years 2007 and 2006, respectively.

Our ESPP, as modified in fiscal year 2005, was deemed to be non-compensatory, and therefore, no stock-based compensation expense was recognized related to our ESPP in fiscal year 2006. We revised our ESPP effective from the purchase period beginning February 1, 2007. The revised ESPP is compensatory, and we recognized $0.9 million ESPP related stock-based compensation expense in fiscal year 2007.

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

Assumptions for Estimating Fair Value of Stock-Based Awards

Upon adoption of SFAS No. 123(R), we selected the Black-Scholes option pricing model as the most appropriate model for determining the estimated fair value for stock-based awards including stock options and ESPP. The use of the Black-Scholes model requires the use of extensive actual employee exercise behavior data and the use of a number of complex assumptions including expected volatility, risk-free interest rate and expected dividends. For pro forma disclosure purposes under the SFAS No. 123 and SFAS No. 148, we also used the Black-Scholes model for determining the fair value. The following table summarizes the assumptions used to value options granted in the respective periods:

	Year Ended November 30,
	2007	2006	2005
Stock Option grants:
Expected term of stock options (years)	4.4 - 4.6	4.3 - 4.6	3.0
Risk-free interest rate	3.8 - 4.7%	4.5 - 5.0%	3.5 - 4.4%
Volatility	39%	40 - 43%	52 - 64%
Weighted-average grant-date fair value (per share)	$3.92	$3.14	$3.06

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

As stock-based compensation expense recognized in our Consolidated Statement of Operations for fiscal years 2007 and 2006, is based on awards ultimately expected to vest, the amount has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on our historical experience.

In accordance with SFAS No. 123(R), the fair value of restricted stock and restricted stock units is the grant date closing price of our common stock. We expense the cost of the restricted stock and restricted stock units ratably over the period during which the restrictions lapse, and adjust for estimated forfeitures.

The weighted-average grant-date fair value of stock purchase rights granted under our ESPP granted during fiscal year 2007 was $2.20 per right; we used the following assumptions in the Black-Scholes model: 0.5 year expected term, 5.0 to 5.2% risk-free interest rate and 32 to 34% volatility. The stocks purchase rights granted under the ESPP between February 1, 2005 and January 31, 2007, are deemed non-compensatory under the provisions of APB No. 25, SFAS No. 123 and SFAS No. 123(R). Accordingly, we did not estimate the fair value of our ESPP awards using any valuation model or assumptions, as there was no stock-based compensation expense recorded for our ESPP in fiscal years 2006 and 2005.

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

15.    Comprehensive Income (Loss)

Our comprehensive income (loss) includes net income and other comprehensive income (loss), which consists of unrealized gains and losses on available-for-sale securities and cumulative translation adjustments.

TIBCO SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Total comprehensive income (loss) in fiscal years 2007, 2006 and 2005 are presented in the Consolidated Statements of Stockholders’ Equity and Comprehensive Income. Total Accumulated Other Comprehensive Income (Loss) is displayed as a separate component of Stockholder’s Equity in the accompanying Consolidated Balance Sheets. The balances of each component of Accumulated Other Comprehensive Income (Loss), net of taxes, consist of the following (in thousands):

	November 30,
	2007	2006	2005
Cumulative translation adjustment, net of tax	$32,636	$11,122	$(12,329)
Unrealized gain (loss) on available-for-sale securities	357	(313)	(2,017)

Total accumulated other comprehensive income (loss)	$32,993	$10,809	$(14,346)

As of November 30, 2007, 2006 and 2005, cumulative translation adjustment included total accumulated tax effects of $(8.9) million, $(5.0) million and $0.8 million, respectively.

16.    Minority Interest

In the first quarter of fiscal year 2007, we established a joint venture in South Africa, TS Innovations Limited (“Innovations”), with a local South Africa corporation, to assist with our sales efforts as well as to provide consulting services and training to our customers in the Sub-Saharan Africa region. For the year ended November 30, 2007, Innovations had total assets of $2.4 million and total revenues of $3.5 million. As of November 30, 2007, we owned a 74.9% interest in the joint venture. Because of this majority interest, our Consolidated Financial Statements include the balance sheets, results of operations and cash flows of Innovations, net of intercompany charges. We therefore eliminated 25.1% of financial results that pertain to the minority interest; the eliminated amount was reported as a separate line on our Consolidated Statements of Operations and Balance Sheets.

17.    Income Taxes

Income before provision for income taxes consisted of the following (in thousands):

	Year Ended November 30,
	2007	2006	2005
United States	$52,928	$73,210	$61,690
International	24,471	17,348	5,391

	$77,399	$90,558	$67,081

TIBCO SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Significant components of the provision for (benefit from) income taxes are as follows (in thousands):

	Year Ended November 30,
	2007	2006	2005
Federal:
Current	$18,971	$22,904	$10,370
Deferred	(1,887)	(3,133)	(17,552)

	17,084	19,771	(7,182)

State:
Current	1,756	2,874	2,575
Deferred	(34)	(12,627)	(2,086)

	1,722	(9,753)	489

Foreign:
Current	10,751	11,465	3,474
Deferred	(4,156)	(3,789)	(2,255)

	6,595	7,676	1,219

Provision for (benefit from) income taxes	$25,401	$17,694	$(5,474)

We paid income taxes of $12.1 million, $15.1 million and $7.9 million in fiscal years 2007, 2006 and 2005, respectively.

The provision for income taxes was at rates other than the U.S. Federal statutory tax rate for the following reasons:

	Year Ended November 30,
	2007	2006	2005
U.S. Federal statutory rate	35.0%	35.0%	35.0%
State taxes	1.6	2.3	0.5
Research and development credits	(2.7)	(0.4)	(0.8)
Goodwill and intangibles	0.3	(0.4)	(0.6)
Stock option compensation	2.9	3.7	0.1
Foreign income taxed at different rate	(3.7)	0.9	1.0
Change in valuation allowance	(2.1)	(17.3)	(43.3)
Meals and entertainment	0.7	0.5	0.6
Extraterritorial income exclusion	(0.1)	(4.5)	(1.3)
Other	0.9	(0.3)	0.6

Provision for (benefit from) income taxes	32.8%	19.5%	(8.2)%

U.S. income taxes and foreign withholding taxes have not been provided for on a cumulative total of $34.0 million of undistributed earnings for certain non-U.S. subsidiaries. With the exception of our subsidiaries in the United Kingdom, net undistributed earnings of our foreign subsidiaries are generally considered to be indefinitely reinvested, and accordingly, no provision for U.S. income taxes has been provided thereon. Upon distribution of these earnings in the form of dividends or otherwise, we will be subject to U.S. income taxes net of available foreign tax credits associated with these earnings.

TIBCO SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

While we have not experienced and do not expect any impact to the effective tax rate for U.S. non-qualified stock option or restricted stock expense due to the adoption of SFAS No. 123(R), the effective tax rate has been and may be negatively impacted by foreign stock option expense that may not be deductible in the foreign jurisdictions. Also, SFAS No. 123(R) requires that the tax benefit of stock option deductions relating to incentive stock options be recorded in the period of disqualifying disposition. This could result in significant fluctuations in our effective tax rate between accounting periods.

The components of deferred tax assets (liabilities) are as follows (in thousands):

	November 30,
	2007	2006
Deferred tax assets:
Net operating loss carryforwards	$18,720	$5,179
Reserves and accruals	21,212	18,875
Credit carryforwards	12,623	14,392
Depreciation and amortization	13,771	11,933
Unrealized losses on investments	5,774	5,759
Other	5,880	2,609

	77,980	58,747
Deferred tax liabilities:
Intangible assets	(29,584)	(13,016)
Pre-acquisition receivable—Spotfire	(12,582)	—
Deferred revenue	(4,804)	—
Translation gains/losses	(9,938)	(6,396)
Other	(622)	(145)

	(57,530)	(19,557)

Net deferred tax assets before valuation allowance	20,450	39,190
Valuation allowance	(9,051)	(10,622)

Net deferred tax assets	$11,399	$28,568

As of November 30, 2007, we believed that the amount of the deferred tax assets recorded on our balance sheet would ultimately be recovered. However, should there be a change in our ability to recover our deferred tax assets, our tax provision would increase in the period in which we determine that it is more likely than not that we cannot recover our deferred tax assets. If we have to re-establish a full valuation allowance against our deferred tax assets it would result in an increase of $30.3 million to income tax expense.

We have elected to track the portion of our federal and state net operating loss and tax credit carryforwards attributable to stock option benefits, in a separate memo account pursuant to SFAS No. 123(R). Therefore, these amounts are no longer included in our gross or net deferred tax assets. Pursuant to SFAS No. 123(R), footnote 82, the benefit of these net operating loss and tax credit carryforwards will only be recorded to equity when they reduce cash taxes payable. As a result, we recorded a net change of $10.5 million in fiscal year 2007 in the memo account resulting from the utilization of net operating loss related to stock option benefits. In fiscal year 2006, $185.2 million of the net change in valuation allowance of $208.7 million related to amounts accounted for in the memo account, $7.7 million related to deferred tax assets in acquired entities, the benefit of which was recorded to goodwill and the remaining $15.8 million resulted in an income tax benefit. Of the $15.8 million income tax benefit recognized in fiscal year 2006, $10.8 million was recorded in the second quarter and $4.8 million, including an adjustment of $2.2 million, in the fourth quarter.

TIBCO SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Our income taxes payable for federal purposes have been reduced by the tax benefits associated with the exercise of employee stock options during the fiscal year and utilization of net operating loss carryover applicable to both stock options and acquired entities. The benefits applicable to stock options were credited directly to stockholders’ equity when realized and amounted to $19.5 million and $24.7 million for fiscal years 2007 and 2006, respectively.

As of November 30, 2007, our federal and state net operating loss carryforwards for income tax purposes were $397.2 million and $114.4 million, respectively, which expire through 2023. As of November 30, 2007, our federal and state tax credit carryforwards for income tax purposes were $41.4 million and $24.4 million, respectively. The federal tax credit carryforwards expire through 2027 and the state tax credit can be carried forward indefinitely.

As of November 30, 2007, our federal and state net operating loss carryforwards being accounted for in the memo account were $313.8 million and $97.5 million, respectively. As of November 30, 2007, our federal and state tax credit carryforwards being accounted for in the memo account were $38.1 million and $14.7 million, respectively.

In the event of a change in ownership, as defined under federal and state tax laws, our net operating loss and tax credit carryforwards may be subject to annual limitations. The annual limitations may result in the expiration of the net operating loss and tax credit carryforwards before utilization.

18.    Net Income Per Share

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

We use the treasury stock method to calculate the weighted-average shares used in the diluted earnings per share in accordance with SFAS No. 128, Earnings Per Share. Under the treasury stock method, the assumed proceeds calculation includes: (a) the actual proceeds to-be-received from the employee upon exercise, (b) the average unrecognized compensation cost during the period and (c) any tax benefits that will be credited upon exercise to additional paid in capital. We determine whether our windfall pool of available excess tax benefits is sufficient to absorb the shortfall. Currently, we have determined that we have sufficient windfall pool available.

TIBCO SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth the computation of basic and diluted net income per share for the periods indicated (in thousands, except per share data):

	Year Ended November 30,
	2007	2006	2005
Net income	$51,888	$72,864	$72,555

Weighted-average shares of common stock used to compute basic net income per share	198,885	209,538	213,263
Effect of dilutive common stock equivalents:
Stock options to purchase common stock	6,114	8,472	10,714
Restricted common stock awards	317	65	—

Weighted-average shares of common stock used to compute diluted net income per share	205,316	218,075	223,977

Basic net income per share	$0.26	$0.35	$0.34

Diluted net income per share	$0.25	$0.33	$0.32

The following potential weighted-average common stock equivalents are not included in the diluted net income per share calculation above, because their effect was anti-dilutive for the periods indicated (in thousands):

	Year Ended November 30,
	2007	2006	2005
Stock options to purchase common stock	16,124	19,798	17,099
Restricted common stock awards	109	1	—

Total anti-dilutive common stock equivalents	16,233	19,799	17,099

19.    Related Party Transactions

Atos Origin

Bernard J. Bourigeaud, a director of TIBCO, served as Chairman of the Management Board and CEO of Atos Origin, a leading international IT services provider, until December 2007, one of our customers in fiscal year 2007. Total revenue generated by the Company from Atos Origin for products and services delivered in the fiscal year ended November 30, 2007, was $1.0 million. TIBCO believes that the products and services provided to Atos Origin were on terms that were determined at arms length, and such terms were similar to terms offered to other customers.

Reuters

We have commercial arrangements with affiliates of Reuters, one of our former stockholders. During fiscal year 2005, Reuters reduced its holdings of our common stock such that as of November 30, 2005, Reuters owned less than 1% of our outstanding shares of common stock. Beginning fourth quarter of fiscal year 2005, Reuters was no longer considered a related party. Transactions with Reuters subsequent to November 30, 2005, are presented along with other non-related party transactions and are no longer separately disclosed as related party transactions.

TIBCO SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenue from Reuters consists primarily of product license and maintenance fees on its sales of our products under the terms of our license, maintenance and distribution agreement with Reuters (the “Reuters Agreement”). License revenue from Reuters in fiscal year 2005 was primarily related to a $9.9 million upfront, minimum, non-refundable license fee received pursuant to the terms of an amendment to the Reuters Agreement we entered into in February 2005. Revenue from Reuters, while it was considered a related party in fiscal year 2005, is summarized as follows (in thousands):

Year Ended November 30, 2005
License fees	$16,038
Service and maintenance revenue:
Maintenance	6,827
Services contracts	146

6,973

Total revenue from Reuters	$23,011

20.    Employee 401(k) Plan

Our employee savings and retirement plan is qualified under Section 401 of the United State Internal Revenue Code of 1986, as amended. Employees may elect to reduce their current compensation by up to the statutory prescribed annual limit and have the amount of such reduction contributed to the 401(k) Plan. We provide 100% match to employee contributions up to 4% of an employee’s base pay and an additional 25% on employee contributions of the next 2% of base pay. Our matching contributions to the 401(k) Plan totaled $4.8 million, $4.3 million and $4.1 million in fiscal years 2007, 2006 and 2005, respectively.

21.    Segment Information

We operate our business in one operating segment: the development and marketing of a suite of infrastructure software. Our chief operating decision maker is our Chief Executive Officer, who reviews financial information presented on a consolidated basis for purposes of making operating decisions and assessing financial performance.

Our revenue by geographic region, based on the location at which each sale originated, is summarized as follows (in thousands):

	Year Ended November 30,
	2007	2006	2005
Americas:
United States	$267,415	$254,948	$226,024
Other Americas	10,963	8,986	5,923

Total Americas	278,378	263,934	231,947

EMEA:
United Kingdom	81,084	71,500	68,029
Other EMEA	152,375	120,865	98,921

Total EMEA	233,459	192,365	166,950

Asia Pacific and Japan	65,549	60,980	47,013

	$577,386	$517,279	$445,910

TIBCO SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Our property and equipment by major country are summarized as follows (in thousands):

	November 30,
	2007	2006
Property and equipment, net:
United States	$102,044	$105,591
United Kingdom	3,435	4,028
Other	5,911	4,168

	$111,390	$113,787

22.    Selected Quarterly Financial Information (Unaudited)

(in thousands, except per share data)

	Three Months Ended
	November 30, 2007	August 31, 2007	May 31, 2007	February 28, 2007
Total revenue	$186,101	$135,114	$130,517	$125,654
Gross profit	139,988	93,711	94,031	90,755
Restructuring adjustment	—	(1,095)	—	—
Acquired in-process research and development	—	1,600	—	—
Total operating expenses	102,502	90,825	83,015	79,186
Income from operations	37,486	2,886	11,016	11,569
Provision for income taxes	12,186	731	6,561	5,923
Net income	27,645	4,634	9,218	10,391
Net income per share:
Basic	$0.15	$0.02	$0.05	$0.05
Diluted	$0.14	$0.02	$0.04	$0.05
Shares used in computing net income per share:
Basic	188,748	193,817	204,575	208,398
Diluted	192,940	200,128	211,885	216,306

	Three Months Ended
	November 30, 2006	August 31, 2006	May 31, 2006	February 28, 2006
Total revenue	$161,049	$120,403	$121,247	$114,580
Gross profit	125,651	86,933	89,109	81,905
Restructuring adjustment	(1,042)	—	—	—
Total operating expenses	89,401	74,350	74,116	73,375
Income from operations	36,250	12,583	14,993	8,530
Provision for (benefit from) income taxes	9,093	6,987	(5,094)	6,708
Net income	31,541	11,250	24,472	5,601
Net income per share:
Basic	$0.15	$0.05	$0.12	$0.03
Diluted	$0.14	$0.05	$0.11	$0.03
Shares used in computing net income per share:
Basic	210,181	207,616	209,777	210,577
Diluted	217,849	214,498	219,782	220,170

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on this 25th day of January 2008.

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

Signature	Title	Date

/s/ VIVEK Y. RANADIVÉ Vivek Y. Ranadivé	Chairman and Chief Executive Officer (Principal Executive Officer)	January 23, 2008

/s/ MURRAY D. RODE Murray D. Rode	Chief Financial Officer and Executive Vice President, Strategic Operations (Principal Financial Officer)	January 25, 2008

/s/ SYDNEY L. CAREY Sydney L. Carey	Senior Vice President, Finance and Corporate Controller (Principal Accounting Officer)	January 25, 2008

/s/ BERNARD BOURIGEAUD Bernard Bourigeaud	Director	January 25, 2008

/s/ ERIC DUNN Eric Dunn	Director	January 23, 2008

/s/ NAREN GUPTA Naren Gupta	Director	January 25, 2008

/s/ PETER JOB Peter Job	Director	January 23, 2008

/s/ PHILIP K. WOOD Philip K. Wood	Director	January 24, 2008

II-2

EXHIBIT INDEX

Exhibit No.	Exhibits
3.1(1)	Amended and Restated Certificate of Incorporation of Registrant.
3.2(2)	Bylaws of Registrant, as amended and restated.
10.1	Form of Registrant’s Indemnification Agreement.
10.2(3)#	1996 Stock Option Plan, as amended and restated.
10.3(4)#	Employment Agreement between Vivek Y. Ranadivé and Registrant dated November 30, 2004.
10.4(5)#	1998 Director Option Plan, as amended and restated.
10.5(6)	Lease Agreement dated January 21, 2000 between Spieker Properties, L.P. and the Registrant.
10.6(7)#	Extensibility, Inc. 2000 Stock Plan.
10.7(8)#	Talarian Corporation 2000 Equity Incentive Plan.
10.8(8)#	Talarian Corporation 1998 Equity Incentive Plan.
10.9(8)#	White Barn, Inc. Stock Option Plan.
10.10(8)#	White Barn, Inc. 2000 Equity Incentive Plan.
10.11(9)	Agreement to Lease and Sell Assets, dated as of June 2, 2003, by and between the Board of Trustees of the Leland Stanford Junior University and 3301 Hillview Holdings, Inc.
10.12(9)	Ground Lease, dated as of June 25, 2003, by and between the Board of Trustees of the Leland Stanford Junior University and 3301 Hillview Holdings, Inc.
10.13(9)	Promissory Note issued on June 25, 2003 to SunAmerica Life Insurance Company by 3301 Hillview Holdings, Inc.
10.14(10)	First Amendment, dated May 31, 2007, to Promissory Note issued on June 25, 2003 to SunAmerica Life Insurance Company by 3301 Hillview Holdings, Inc.
10.15(10)#	Transition Agreement and Release, dated March 29, 2007, between Christopher Larsen and the Registrant.
10.16(11)#	Summary of Spotfire Division Executive Incentive Compensation Plan.
10.17(12)#	Summary of Fiscal Year 2007 TIBCO Executive Incentive Plan.
10.18#	Change in Control and Severance Plan.
10.19#	Form of Restricted Stock Agreement.
10.20#	Form of Stock Option Agreement.
21	List of subsidiaries.
23	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.
24	Power of Attorney (included on signature page).
31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification by Chief Financial Officer Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification by Chief Executive Officer pursuant to 18 USC § 1350.
32.2	Certification by Chief Financial Officer pursuant to 18 USC § 1350.

(1)	Incorporated by reference to an exhibit filed with the Registrant’s Registration Statement on Form 8-A, filed with the SEC on February 23, 2004.
(2)	Incorporated by reference to an exhibit filed with the Registrant’s Current Report on Form 8-K, filed with the SEC on April 11, 2006.
(3)	Incorporated by reference to an exhibit filed with the Registrant’s Annual Report on Form 10-K, filed with the SEC on February 9, 2007.
(4)	Incorporated by reference to an exhibit filed with the Registrant’s Annual Report on Form 10-K, filed with the SEC on February 14, 2005.
(5)	Incorporated by reference to an exhibit filed with the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on April 14, 2006.
(6)	Incorporated by reference to an exhibit filed with the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on April 17, 2000.
(7)	Incorporated by reference to an exhibit filed with the Registrant’s Registration Statement on Form S-8 (File No. 333-48260), filed with the SEC on October 19, 2000.

(8)	Incorporated by reference to exhibits filed with the Registrant’s Registration Statement on Form S-8 (File No. 333-88730), filed with the SEC on May 21, 2002.
(9)	Incorporated by reference to exhibits filed with the Registrant’s Annual Report on Form 10-K, filed with the SEC on January 20, 2004.
(10)	Incorporated by reference to exhibits filed with the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on July 13, 2007.
(11)	Incorporated by reference to an exhibit filed with the Registrant’s Current Report on Form 8-K, filed with the SEC on August 16, 2007.
(12)	Incorporated by reference to an exhibit filed with the Registrant’s Current Report on Form 8-K, filed with the SEC on May 16, 2007.
#	Indicates management contract or compensatory plan or arrangement.