Form 10-K/A
period 2007-11-30
TIBCO SOFTWARE INC
filed 2008-01-29
CIK 1085280

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Explanatory Note.

This Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) amends the Annual Report of TIBCO Software Inc. (the “Company”) on Form 10-K for the fiscal year ended November 30, 2007, as filed with the Securities and Exchange Commission on January 25, 2008 (the “Original Filing”). This Amendment No. 1 is being filed solely for the purpose of correcting an inadvertent omission of the date on which PricewaterhouseCoopers LLP executed the Report of Independent Registered Public Accounting Firm.

This Amendment No. 1 does not modify or attempt to update the original financial statements, footnotes or any other disclosures as filed in the Original Filing.

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

/s/    PRICEWATERHOUSECOOPERS LLP

San Jose, California

January 25, 2008

F-2

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, on this 29th day of January 2008.

TIBCO Software Inc.

By:	/s/ MURRAY D. RODE
Murray D. Rode
Chief Financial Officer and Executive Vice President, Strategic Operations