Form 10-Q
period 2008-03-02
TIBCO SOFTWARE INC
filed 2008-04-10
CIK 1085280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 2, 2008

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

☑  Yes            ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☑            Accelerated filer  ☐            Non-accelerated filer  ☐            Smaller reporting company  ☐

                                                 (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐   Yes            ☑  No

The number of shares outstanding of the registrant’s Common Stock, $0.001 par value, as of April 4, 2008 was 186,445,764 shares.

TIBCO SOFTWARE INC.

TIBCO SOFTWARE INC.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except par value per share)

	February 29, 2008	November 30, 2007
ASSETS
Current assets:
Cash and cash equivalents	$203,242	$170,237
Short-term investments	83,222	95,534
Accounts receivable, net of allowances of $3,866 and $ 4,259	113,580	161,730
Prepaid expenses and other current assets	49,039	53,540

Total current assets	449,083	481,041
Property and equipment, net	109,629	111,390
Goodwill	409,635	412,256
Acquired intangible assets, net	104,151	110,930
Long-term deferred income tax assets	40,805	35,307
Other assets	46,023	47,535

Total assets	$1,159,326	$1,198,459

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,299	$12,076
Accrued liabilities	75,662	95,526
Accrued excess facilities costs	4,927	5,421
Deferred revenue	138,018	127,200
Current portion of long-term debt	1,951	1,924

Total current liabilities	228,857	242,147
Accrued excess facilities costs, less current portion	9,557	10,811
Long-term deferred revenue	11,374	14,319
Long-term deferred income tax liabilities	18,107	25,821
Long-term income tax liabilities	11,843	—
Long-term debt, less current portion	44,060	44,558
Other long-term liabilities	4,756	5,006

Total liabilities	328,554	342,662

Commitments and contingencies (Note 8)
Minority interest	407	401
Stockholders’ equity:
Common stock, $0.001 par value; 1,200,000 shares authorized; 186,375 shares and 191,150 shares issued and outstanding, respectively	186	191
Additional paid-in capital	781,872	794,568
Accumulated other comprehensive income	34,612	32,993
Retained earnings	13,695	27,644

Total stockholders’ equity	830,365	855,396

Total liabilities and stockholders’ equity	$1,159,326	$1,198,459

See accompanying Notes to Condensed Consolidated Financial Statements.

TIBCO SOFTWARE INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share data)

	Three Months Ended
	February 29, 2008	February 28, 2007
Revenue:
License revenue	$57,753	$52,185
Service and maintenance revenue:
Service and maintenance	86,858	71,939
Reimbursable expenses	1,967	1,530

Total service and maintenance revenue	88,825	73,469

Total revenue	146,578	125,654

Cost of revenue:
License	7,280	4,071
Service and maintenance	35,770	30,828

Total cost of revenue	43,050	34,899

Gross profit	103,528	90,755
Operating expenses:
Research and development	25,454	21,015
Sales and marketing	54,388	42,949
General and administrative	13,798	12,752
Amortization of acquired intangible assets	4,140	2,470

Total operating expenses	97,780	79,186

Income from operations	5,748	11,569
Interest income	3,258	6,390
Interest expense	(842)	(368)
Other income (expense), net	238	(1,265)

Income before provision for income taxes and minority interest	8,402	16,326
Provision for income taxes	2,833	5,923
Minority interest, net of tax	55	12

Net income	$5,514	$10,391

Net income per share:
Basic	$0.03	$0.05

Diluted	$0.03	$0.05

Shares used in computing net income per share:
Basic	186,315	208,398

Diluted	190,064	216,306

See accompanying Notes to Condensed Consolidated Financial Statements.

TIBCO SOFTWARE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended
	February 29, 2008	February 28, 2007
Operating activities:
Net income	$5,514	$10,391
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	4,015	4,080
Amortization of acquired intangible assets	7,957	3,872
Stock-based compensation	5,150	3,936
Deferred income tax	(5,368)	(588)
Tax benefits related to stock benefit plans	3,887	1,991
Excess tax benefits from stock-based compensation	(3,801)	(2,561)
Minority interest, net of tax	55	12
Other non-cash adjustments, net	67	(76)
Changes in operating assets and liabilities:
Accounts receivable	47,491	46,844
Prepaid expenses and other assets	1,096	558
Accounts payable	(3,778)	(1,700)
Accrued liabilities and excess facilities costs	(9,776)	(24,759)
Deferred revenue	7,666	(48)

Net cash provided by operating activities	60,175	41,952

Investing activities:
Purchases of short-term investments	(34,999)	(70,900)
Maturities and sales of short-term investments	48,264	51,477
Purchases of private equity investments	(9)	(20)
Proceeds from private equity investments	222	—
Purchases of property and equipment	(2,256)	(2,607)
Restricted cash pledged as security	(124)	(725)

Net cash provided by (used in) investing activities	11,098	(22,775)

Financing activities:
Proceeds from exercise of stock options	1,936	8,530
Proceeds from employee stock purchase program	1,528	898
Repurchases of the Company’s common stock	(45,271)	(41,814)
Excess tax benefits from stock-based compensation	3,801	2,561
Principal payments on long-term debt	(471)	(620)
Proceeds from minority investors	—	189

Net cash used in financing activities	(38,477)	(30,256)

Effect of foreign exchange rate changes on cash and cash equivalents	209	(682)

Net increase (decrease) in cash and cash equivalents	33,005	(11,761)
Cash and cash equivalents at beginning of the period	170,237	138,912

Cash and cash equivalents at end of the period	$203,242	$127,151

Supplemental disclosures:
Income taxes paid	$1,993	$2,837

Interest paid	$637	$816

Supplemental disclosures of non-cash investing and financing activities:
Non-cash contributions from minority investors	$—	$85

See accompanying Notes to Condensed Consolidated Financial Statements.

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	BASIS OF PRESENTATION

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared by TIBCO Software Inc. (“TIBCO,” the “Company,” “we” or “us”) in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in Consolidated Financial Statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial position of the Company, and its results of operations and cash flows. These Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and notes thereto for the fiscal year ended November 30, 2007, included in the Company’s Annual Report on Form 10-K filed with the SEC on January 25, 2008.

Our fiscal year ends on November 30th of each year. For purposes of presentation, we have indicated the first quarter of fiscal years 2008 and 2007 as ended on February 29, 2008 and February 28, 2007, respectively; whereas in fact, the first quarter of fiscal years 2008 and 2007 actually ended on March 2, 2008, and March 4, 2007, respectively. There were 93 days and 94 days in the first quarter of fiscal years 2008 and 2007, respectively.

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

The results of operations for the three months ended February 29, 2008, are not necessarily indicative of the results that may be expected for the year ending November 30, 2008, or any other future period, and we make no representations related thereto.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Our significant accounting policies were described in Note 2 to our audited Consolidated Financial Statements for the fiscal year ended November 30, 2007, included in our Annual Report on Form 10-K. These accounting policies have not significantly changed with the exception of those discussed below.

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

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS No. 160”). SFAS No. 160 amends Accounting Research Bulleting No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary. SFAS 160 also established accounting and reporting standards for the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS No. 160 also establishes disclosure requirements that identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008, and will be adopted by us in the first quarter of fiscal 2010. We are currently evaluating the potential impact, if any, of the adoption of SFAS No. 160 on our consolidated results of operations and financial condition.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 expands the use of fair value accounting but does not affect existing standards which require assets or liabilities to be carried at fair value. The objective of SFAS No. 159 is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Under SFAS No. 159, a company may elect to use fair value to measure eligible items at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Eligible items include, but are not limited to, accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees, issued debt and firm commitments. If elected, SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Currently, we have not expanded our eligible items subject to the fair value option under SFAS No.159.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods of those fiscal years. In February 2008, the FASB released a FASB Staff Position (FSP FAS 157-2—Effective Date of FASB Statement No. 157) which delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008. The partial adoption of SFAS No. 157 for financial assets and liabilities did not have a material impact on our condensed consolidated financial position, results of operations or cash flows. See Note 4. Investments and Fair Value Measurements.

On December 1, 2007, we adopted FASB Interpretation No. (“FIN”) 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing the recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. See Note 13. Provision for Income Taxes.

3.	BUSINESS COMBINATION

On June 5, 2007, we acquired Spotfire Holdings, Inc. (“Spotfire”), a privately held company headquartered in Massachusetts and a leading provider of next generation business intelligence software with approximately 200 employees worldwide. Pursuant to an Agreement and Plan of Merger (the “Merger Agreement”), we acquired all the outstanding equity excluding the unvested options of Spotfire for approximately $190.4 million in cash plus transaction costs. In addition, pursuant to the Merger Agreement, each unvested option of Spotfire was canceled and substituted with an option to purchase our common stock (each, a “Substitute Option”). We granted approximately 887,000 shares of Substitute Options on the closing date of the acquisition. Substitute Options were valued using the Black-Scholes model on the day of the acquisition with a fair value of $5.4 million and will be expensed as stock-based compensation on a straight-line basis over the remaining vesting period of the underlying awards.

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The results of Spotfire’s operations have been included in the Condensed Consolidated Financial Statements since the acquisition date. The following unaudited pro forma adjusted summary reflects the Company’s condensed results of operations for the three months ended February 28, 2007, assuming Spotfire had been acquired at the beginning of the period, and includes the acquired in-process research and development (“IPR&D”) charge of $1.6 million (in thousands, except per share data):

Pro forma adjusted total revenue	$136,856

Pro forma adjusted net income	$4,901

Pro forma adjusted net income per share:
Basic	$0.02

Diluted	$0.02

The unaudited pro forma adjusted summary is not intended to be indicative of future results.

4.	INVESTMENTS AND FAIR VALUE MEASUREMENTS

Marketable securities, which are classified as available-for-sale, are summarized below as of February 29, 2008, and November 30, 2007 (in thousands):

					Classified on Balance Sheet
	Purchased/ Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value	Cash and Cash Equivalents	Short-term Investments
As of February 29, 2008:
U.S. government debt securities	$33,246	$657	$(3)	$33,900	$1,398	$32,502
Corporate debt securities	36,663	347	(16)	36,994	—	36,994
Asset-backed securities	8,728	71	—	8,799	—	8,799
Mortgage-backed securities	4,876	59	(8)	4,927	—	4,927
Money market funds	59,540	—	—	59,540	59,540	—

	$143,053	$1,134	$(27)	$144,160	$60,938	$83,222

As of November 30, 2007:
U.S. government debt securities	$21,162	$373	$—	$21,535	$—	$21,535
Corporate debt securities	36,585	130	(153)	36,562	—	36,562
Asset-backed securities	20,189	87	(47)	20,229	—	20,229
Mortgage-backed securities	17,241	68	(101)	17,208	—	17,208
Money market funds	46,019	—	—	46,019	46,019	—

	$141,196	$658	$(301)	$141,553	$46,019	$95,534

Fixed income securities included in short-term investments above are summarized by their contractual maturities as follows (in thousands):

	February 29, 2008	November 30, 2007
Contractual maturities:
Less than one year	$38,661	$12,682
One to three years	44,561	82,852

	$83,222	$95,534

The maturities of asset-backed and mortgage-backed securities are primarily based upon assumed prepayment forecasts utilizing interest rate scenarios and mortgage loan characteristics.

The following table summarizes the net realized gains (losses) on short-term investments for the periods presented (in thousands):

	Three Months Ended
	February 29, 2008	February 28, 2007
Realized gains	$675	$82
Realized losses	(397)	(10)

Net realized gains	$278	$72

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The following table summarizes the fair value and gross unrealized losses related to available-for-sale securities, aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position, as of February 29, 2008 (in thousands):

	Less than 12 months		More than 12 months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate debt securities	$4,441	$(3)	$—	$—	$4,441	$(3)
Asset-backed securities	5,619	(16)	—	—	5,619	(16)
Mortgage-backed securities	461	(8)	—	—	461	(8)

	$10,521	$(27)	$—	$—	$10,521	$(27)

As of February 29, 2008, the investments that we held are high investment grade. The unrealized losses on our investments were due primarily to changes in interest rates and market and credit conditions of the underlying securities. Because we have the ability to hold these investments until a recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired as of February 29, 2008.

We periodically assess whether significant facts and circumstance have arisen to indicate an adverse effect on the fair value of the underlying investment that might indicate material deterioration in the creditworthiness of our issuers. During our quarter end assessment, we determined a decline in value of an investment associated with mortgage-backed securities to be other-than-temporary. Accordingly, we recorded an impairment of approximately $0.2 million in the first quarter of fiscal year 2008. We include this impairment in Other Income (Expense) in the Consolidated Statements of Operations. Depending on market conditions, we may record additional impairments on our investment portfolio in the future.

We have invested in privately held companies; such investments are classified as equity investments that are generally carried on a cost basis and are included in Other Assets. The carrying value of our equity investments is $0.8 million and $0.9 million as of February 29, 2008 and November 30, 2007, respectively. No impairment losses were incurred in the periods presented.

Fair Value Measurements

SFAS No. 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, SFAS No. 157 establishes a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs other than the quoted prices in active markets that are observable either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data, which require us to develop our own assumptions. This hierarchy requires us to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. On a recurring basis, we measure certain financial assets and liabilities at fair value, including our marketable securities and foreign currency contracts.

Our cash and investment instruments are classified within Level 1 or Level 2 of the fair value hierarchy because they are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. The types of instruments valued based on quoted market prices in active markets include most U.S. government and agency securities, sovereign government obligations, and money market securities. Such instruments are generally classified within Level 1 of the fair value hierarchy.

The types of instruments valued based on other observable inputs include investment-grade corporate bonds, mortgage-backed and asset-backed products, state, municipal and provincial obligations. Such instruments are generally classified within Level 2 of the fair value hierarchy.

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The principal market where we execute our foreign currency contracts is the retail market in an over-the-counter environment with a relatively high level of price transparency. The market participants usually are large money center banks and regional banks. Our foreign currency contracts valuation inputs are based on quoted prices and quoted pricing intervals from public data sources and do not involve management judgment. These contracts are typically classified within level 2 of the fair value hierarchy.

Fair value hierarchy of our marketable securities and foreign currency contracts at fair value in connection with our adoption of SFAS No. 157 (in thousands):

		Fair Value Measurements at Reporting Date using
Description	February 29, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant other Observable Inputs (Level 2)
Assets:
Money market fund	$59,540	$59,540	$—
U.S. government debt securities	33,900	33,900	—
Corporate debt securities	36,994	—	36,994
Asset-backed securities	8,799	—	8,799
Mortgage-backed securities	4,927	—	4,927
Foreign currency forward contracts	229	—	229
Liabilities:
Foreign currency forward contracts	$247	$—	$247

5.	GOODWILL AND ACQUIRED INTANGIBLE ASSETS

The change in the carrying amount of goodwill for the three months ended February 29, 2008, was as follows (in thousands):

Balance as of November 30, 2007	$412,256
Foreign currency translation	(2,621)

Balance as of February 29, 2008	$409,635

Certain of our intangibles assets were recorded in foreign currencies, and therefore, the gross carrying amount and accumulated amortization are subject to foreign currency translation adjustments. The carrying values of our amortized acquired intangible assets as of February 29, 2008, and November 30, 2007, are as follows (in thousands):

	As of February 29, 2008			As of November 30, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technologies	$88,598	$(48,946)	$39,652	$88,171	$(45,460)	$42,711
Customer base	43,422	(20,767)	22,655	43,112	(19,228)	23,884
Patents/core technologies	22,794	(9,131)	13,663	23,143	(8,412)	14,731
Trademarks	7,081	(4,718)	2,363	7,170	(4,530)	2,640
Non-compete agreements	1,480	(980)	500	1,480	(863)	617
OEM customer royalty agreements	1,000	(1,000)	—	1,000	(1,000)	—
Maintenance agreements	38,012	(12,694)	25,318	37,892	(11,545)	26,347

	$202,387	$(98,236)	$104,151	$201,968	$(91,038)	$110,930

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Amortization of developed technologies is recorded in cost of revenue, while the amortization of other acquired intangible assets is included in operating expenses. The following summarizes the amortization expense of acquired intangible assets for the periods indicated (in thousands):

	Three Months Ended
	February 29, 2008	February 28, 2007
Amortization of acquired intangible assets:
In cost of revenue	$3,817	$1,402
In operating expense	4,140	2,470

Total	$7,957	$3,872

6.	ACCRUED EXCESS FACILITIES COSTS

The following is a summary of activities in accrued facilities restructuring costs for the three months ended February 29, 2008 (in thousands):

	Accrued Excess Facilities
	Headquarter Facilities	Staffware Integration	Total

As of November 30, 2007	$15,596	$634	$16,230
Cash utilized	(1,278)	(467)	(1,745)

As of February 29, 2008	$14,318	$167	$14,485

The remaining accrued facilities restructuring costs represent the estimated loss on abandoned excess facilities, net of estimated sublease income, which is expected to be paid over the next three years. As of February 29, 2008, $9.6 million of the $14.5 million accrued excess facilities costs were classified as long-term liabilities based on our current expectation that we will pay the remaining lease payments over the remaining term of the related leases.

7.	LONG-TERM DEBT AND LINE OF CREDIT

Mortgage Note Payable

In connection with the purchase of our corporate headquarters in June 2003, we recorded a $54.0 million mortgage note payable to a financial institution collateralized by the commercial real property acquired. The balance on the mortgage note payable was $46.0 million and $46.5 million as of February 29, 2008, and November 30, 2007, respectively.

The mortgage note payable carries a fixed annual interest rate of 5.50% and a 20-year amortization. The $34.4 million principal balance that will be remaining at the end of the ten-year term will be due as a final lump sum payment on July 1, 2013. Under the currently applicable terms of the mortgage note agreements, we are prohibited from acquiring another company without prior consent from the lender unless we maintain at least $50.0 million of cash or cash equivalents, and meet other non-financial terms as defined in the agreements. We were in compliance with all covenants as of February 29, 2008.

Line of Credit

We have a $20.0 million revolving line of credit that matures on June 19, 2008. The revolving line of credit is available for cash borrowings and for the issuance of letters of credit up to $20.0 million. As of February 29, 2008, no borrowings were outstanding under the facility and a $13.0 million irrevocable letter of credit was outstanding, leaving $7.0 million of available credit for additional letters of credit or cash borrowings. The $13.0 million irrevocable letter of credit outstanding was issued in connection with the mortgage note payable. The letter of credit automatically renews for successive one-year periods, until the mortgage note payable has been satisfied in full. We are required to maintain a minimum of $40.0 million in unrestricted cash, cash equivalents and short-term investments, net of total current and long-term indebtedness, as well as comply with other non-financial covenants defined in the agreement. As of February 29, 2008, we were in compliance with all covenants under the revolving line of credit.

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

8.	COMMITMENTS AND CONTINGENCIES

Letters of Credit and Bank Guarantees

In connection with the mortgage note payable, we entered into an irrevocable letter of credit in the amount of $13.0 million; see Note 7 for further details. The letter of credit is collateralized by the line of credit and automatically renews for successive one-year periods until the mortgage note payable has been satisfied in full.

In connection with a facility lease, we have an irrevocable letter of credit in the amount of $4.5 million. The letter of credit automatically renews annually for the duration of the lease term, which expires in December 2010. We are subject to certain financial covenants as defined in the letter of credit agreement. As of February 29, 2008, we were in compliance with all letter of credit covenants.

As of February 29, 2008, in connection with bank guarantees issued by some of our international subsidiaries, we had $3.8 million of restricted cash which is included in Other Assets on our Condensed Consolidated Balance Sheets.

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

Operating Commitments

At various locations worldwide, we lease office space and equipment under non-cancelable operating leases with various expiration dates through April 2015. Rental expense was approximately $2.5 million and $2.3 million for the three month periods ended February 29, 2008 and February 28, 2007, respectively.

As of February 29, 2008, contractual commitments associated with indebtedness, lease obligations and operational restructuring are as follows (in thousands):

	Total	Remainder of 2008	2009	2010	2011	2012	Thereafter
Operating commitments:
Debt principal	$46,011	$1,453	$2,033	$2,148	$2,269	$2,397	$35,711
Debt interest	12,040	1,872	2,400	2,285	2,164	2,036	1,283
Operating leases	35,040	8,061	8,050	6,407	4,678	3,228	4,616

Total operating commitments	93,091	11,386	12,483	10,840	9,111	7,661	41,610

Restructuring-related commitments:
Gross lease obligations	20,941	5,027	7,551	7,720	643	—	—
Estimated sublease income	(6,203)	(1,493)	(2,236)	(2,282)	(192)	—	—

Net restructuring-related commitment	14,738	3,534	5,315	5,438	451	—	—

Total commitments	$107,829	$14,920	$17,798	$16,278	$9,562	$7,661	$41,610

Future minimum lease payments under restructured non-cancelable operating leases are included in Accrued Excess Facilities Costs in our Condensed Consolidated Balance Sheets.

The above commitment table does not include approximately $11.8 million of long-term income tax liabilities recorded in accordance with FIN 48 due to the fact that we are unable to reasonably estimate the timing of these potential future payments.

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Subsequent to the quarter-end, we entered into a vendor agreement where we are committed to pay approximately $1.7 million within 12 months to the vendor based on specific deliverable milestones and acceptance criteria.

Derivative Instruments

We conduct business in the Americas; Europe, the Middle East and Africa (“EMEA”) and Asia Pacific and Japan (“APJ”). As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or changes in economic conditions in foreign markets. The majority of our sales are currently made in U.S. dollars. We enter into forward contracts with financial institutions to manage our currency exposure related to net assets and liabilities denominated in foreign currencies. These forward contracts are generally settled monthly. Our forward contracts reduce, but do not eliminate, the impact of currency exchange rate movements. We do not enter into derivative financial instruments for trading purposes. Gains and losses on forward contracts are included in Other Income (Expense) in our Condensed Consolidated Statements of Operations. We had eight outstanding forward contracts with total notional amounts of $59.4 million which resulted in a loss of $18,000 as of February 29, 2008.

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

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

In 2004, a stipulation of Settlement (the “Settlement”) was submitted to the Court, and in 2005, the Court granted preliminary approval. Under the Settlement, we and our subsidiary Talarian would have been dismissed of all claims in exchange for a contingent payment guarantee by the insurance companies responsible for insuring us and Talarian as issuers. Class certification was a condition of the Settlement. After the Second Circuit Court of Appeals issued a ruling overturning class certification in six test cases for the coordinated proceedings, the Settlement was terminated in June 2007 by stipulation of the parties and order of the Court. On August 14, 2007, plaintiffs filed amended master allegations and amended complaints in the six test cases, and moved for class certification in the six test cases, which the defendants in those cases have opposed. On March 26, 2008, the Court denied the defendants’ motion to dismiss the amended complaints in the six test cases. It is uncertain whether there will be any revised or future settlement. If no settlement is achieved, we believe that we and Talarian have meritorious defenses and intend to defend the actions vigorously. However, the litigation results cannot be predicted at this point.

10.	STOCK BENEFIT PLANS AND STOCK-BASED COMPENSATION

Stock Benefit Plans

1996 Stock Option Plan. As of February 29, 2008, there were 26.4 million shares reserved for grant, 35.2 million shares underlying stock options, 2.4 million shares of restricted stock and 0.6 million shares underlying restricted stock units outstanding under the 1996 Stock Option Plan. We expect to continue granting a majority of our new equity grants from the reserved shares under this plan until August 1, 2008, if stockholders approve our 2008 Equity Incentive Plan.

Talarian Stock Option Plans. As of February 29, 2008, there were no shares reserved for grant and approximately 23,000 shares underlying stock options outstanding under the Talarian Stock Option Plans.

2000 Extensibility Stock Option Plan. As of February 29, 2008, no shares were reserved for grant and approximately 24,000 shares underlying stock options outstanding under the 2000 Extensibility Stock Option Plan.

1998 Director Option Plan. As of February 29, 2008, there were 2.1 million shares reserved for grant and 1.3 million shares underlying stock options outstanding under the 1998 Director Option Plan.

Employee Stock Purchase Program. We issued approximately 0.2 million shares under the Employee Stock Purchase Program (the “ESPP”), representing approximately $1.5 million in employee contributions for the three months ended February 29, 2008. Shares are reserved under the 1996 Stock Option Plan for future purchases under the ESPP.

Stock Options Activities

The summary of stock option activity in the three months ended February 29, 2008, is presented below (in thousands, except per share data):

Stock Options	Number of Shares Underlying Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at November 30, 2007	37,638	$8.27	5.32	$34,162

Granted	252	7.54
Exercised	(756)	2.62
Forfeited or expired	(644)	8.19

Outstanding at February 29, 2008	36,490	$8.39	4.98	$17,696

Vested and expected to vest at February 29, 2008	34,249	$8.43	4.89	$17,118

Exercisable at February 29, 2008	28,735	$8.56	4.59	$15,366

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The intrinsic value of exercised stock options is calculated based on the difference between the exercise price and the quoted closing market price of our common stock as of the exercise date. The total intrinsic value of stock options exercised in the three months ended February 29, 2008 and February 28, 2007 was $3.5 million and $6.0 million, respectively. Upon the exercise of stock options, we issue common stock from our authorized shares. As of February 29, 2008, total unamortized stock-based compensation cost related to unvested stock options was $18.0 million, with the weighted-average recognition period of 2.28 years.

The total realized tax benefit attributable to stock options exercised and vesting of stock awards was $3.9 million and $2.0 million in the three months ended February 29, 2008 and February 28, 2007, respectively.

Stock Awards Activities

Our nonvested stock awards are comprised of restricted stock and restricted stock units. A summary of the status for nonvested stock awards as of February 29, 2008, and activities during the three months ended February 29, 2008, is presented as follows (in thousands, except per share data):

Nonvested Stock Awards	Restricted Stock	Restricted Stock Units	Total Number of Shares Underlying Stock Awards	Weighted- Average Grant-Date Fair Value
Nonvested at November 30, 2007	2,042	578	2,620	$8.28
Granted	485	12	497	7.42
Vested	(3)	(2)	(5)	8.20
Forfeited	(79)	(6)	(85)	8.16

Nonvested at February 29, 2008	2,445	582	3,027	8.14

We granted approximately 0.5 million shares of nonvested stock awards at no cost to recipients during the three months ended February 29, 2008. As of February 29, 2008, there was $14.1 million of total unrecognized compensation cost related to nonvested stock awards. That cost is expected to be recognized generally on a straight-line basis as the shares vest over three to four years (the weighted-average recognition period of 2.93 years). The total fair value of shares vested pursuant to stock awards during the three months ended February 29, 2008 was $38,000.

Stock-Based Compensation

Stock-based compensation cost for the three months ended February 29, 2008 and February 28, 2007 was $5.2 million and $3.9 million, respectively, which consisted primarily of stock-based compensation cost related to employee stock options recognized under SFAS No. 123(R), Share-Based Payment (“SFAS No. 123(R)”). The tax benefit on employee stock-based compensation for the three months ended February 29 2008 and February 28, 2007 was $1.2 million and $0.8 million, respectively.

We recognized stock-based compensation cost associated with our ESPP on a straight-line basis over each six-month offering period. Employee stock-based compensation associated with ESPP for the three months ended February 29, 2008 and February 28, 2007, was approximately $0.3 million and $0.1 million, respectively

We started granting restricted stock and restricted stock units to employees during the third quarter of fiscal year 2006. Including in the total stock-based compensation, approximately $1.5 million and 0.6 million of employee stock-based compensation for the three months ended February 29, 2008 and February 28, 2007, respectively, was related to restricted stock and restricted stock units.

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Assumptions for Estimating Fair Value of Stock-Based Awards

We selected the Black-Scholes option pricing model as the most appropriate model for determining the estimated fair value for stock-based awards. The following table summarizes the assumptions used to value stock options granted in the respective periods:

	Three months ended
	February 29, 2008	February 28, 2007
Stock option grants:
Expected term of stock options (years)	4.6	4.4
Risk-free interest rate	3.00%	4.68%
Expected volatility	48%	39%
Weighted-average grant-date fair value of stock options (per share)	$3.28	$3.55
ESPP:
Expected term of ESPP (years)	0.5	0.5
Risk-free interest rate	2.20%	5.16%
Expected volatility	54%	34%
Weighted-average grant-date fair value of ESPP (per share)	$2.39	$2.35

11.	COMPREHENSIVE INCOME

Our comprehensive income includes net income and other comprehensive income (loss), which consists of unrealized gains and losses on available-for-sale securities and cumulative translation adjustments. A summary of the comprehensive income for the periods indicated is as follows (in thousands):

	Three months ended
	February 29, 2008	February 28, 2007
Net income, as reported	$5,514	$10,391
Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax	869	(2,147)
Unrealized loss on available-for-sale securities	750	351

Comprehensive income	$7,133	$8,595

The balances of each component of accumulated other comprehensive income, net of taxes, as of February 29, 2008, and November 30, 2007 consist of the following (in thousands):

	Unrealized Gain (Loss) in Available-for-Sale Securities	Foreign Currency Translation	Accumulated Other Comprehensive Income
Balance as of November 30, 2007	$357	$32,636	$32,993
Net change during three month period	750	869	1,619

Balance as of February 29, 2008	$1,107	$33,505	$34,612

12.	MINORITY INTEREST

In the first quarter of fiscal year 2007, we established a joint venture in South Africa, TS Innovations Limited (“Innovations”), with a local South Africa corporation, to assist with our sales efforts as well as to provide consulting services and training to our customers in the Sub-Saharan Africa region. For the three months ended February 29, 2008, Innovations had total assets of $1.1 million and total revenues of $1.0 million. As of February 29, 2008, we owned a 74.9% interest in the joint venture. Because of this majority interest, our Condensed Consolidated Financial Statements include the balance sheets, results of operations and cash flows of Innovations, net of intercompany charges. We therefore eliminated 25.1% of our financial results that pertain to the minority interest; the eliminated amount was reported as a separate line on our Condensed Consolidated Statements of Operations and Balance Sheets.

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

13.	PROVISION FOR INCOME TAXES

The effective tax rate of 33.7% for the three months ended February 29, 2008, differs from the statutory rate of 35% primarily due to the tax benefits resulted from the reorganization of certain foreign entities, lower foreign taxes and research and development credits which was partially offset by the impact of certain stock compensation charges under SFAS No. 123(R) and state income taxes. The effective tax rate of 36.3% for the three months ended February 28, 2007, differs from the statutory rate of 35% primarily due to the tax impact of certain stock compensation charges under SFAS No. 123(R), state income taxes and additional U.S. taxes on repatriated U.K. earnings which was partially offset by research and development credits.

On December 1, 2007, we adopted FIN 48. FIN 48 requires companies to determine whether it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit can be recorded in the financial statements. FIN 48 also provides guidance on de-recognition, classification, accounting in interim periods and disclosure requirements for tax contingencies. In addition, we have applied the standards in FASB Staff Position No. FIN 48-1, Definition of Settlement in FASB Interpretation No. 48 (“FSP FIN 48-1”) as part of our initial adoption of FIN 48. FSP FIN 48-1 is an amendment to FIN 48. It clarifies how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits.

As a result of the adoption of FIN 48, we reduced the liability for net unrecognized tax benefits by $0.6 million and accounted for this as a cumulative-effect adjustment recorded as an increase to the December 1, 2007 balance of retained earnings. The total amount of gross unrecognized tax benefit as of the date of adoption was $33.8 million, of which $11.5 million would affect the effective tax rate if realized. We historically classified unrecognized tax benefits in current income taxes payable. In implementing FIN 48, we have reclassified $6.8 million from current income taxes payable to long-term income tax liabilities. We have also grossed-up our long-term income tax liabilities by $5.4 million with a corresponding increase to our deferred tax assets.

During the first quarter of fiscal 2008, the amount of gross unrecognized tax benefits was increased by approximately $0.3 million. The total amount of gross unrecognized tax benefits was $34.1 million as of February 29, 2008, of which $11.7 would affect the effective tax rate if realized. We do not expect any significant changes to the amount of unrecognized tax benefit within the next twelve months.

Upon adoption of FIN 48, we have elected to include interest expense and penalties accrued on unrecognized tax benefits as a component of our income tax expense. This is consistent with our policy prior to the adoption of FIN 48. As of the date of adoption of FIN 48, we had accrued $1.0 million for interest and penalties. There was no material change to this amount as of February 29, 2008.

We are subject to routine corporate income tax audits in the United States and foreign jurisdictions. The statute of limitations for our fiscal 1997 through 2007 remains open for U.S. purposes. Most foreign jurisdictions have statute of limitations that range from three to six years.

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

We assess the likelihood that we will be able to recover our deferred tax assets. We consider all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. If it is not more likely than not that we will recover our deferred tax assets, we will increase our provision for taxes by recording a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable. As a result of our analysis of all available evidence, both positive and negative, as of February 29, 2008, it was considered more likely than not that our deferred tax assets would be realized with the exception of certain capital loss and foreign tax credit carryovers as we cannot forecast sufficient future capital gains or foreign source income to realize these deferred tax assets. The remaining valuation allowance of approximately $8.6 million as of February 29, 2008, will result in an income tax benefit if and when we conclude it is more likely than not that the related deferred tax assets will be realized.

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

As of February 29, 2008, we believed that the amount of deferred tax assets recorded on our balance sheet would ultimately be recovered. However, should there be a change in our ability to recover our deferred tax assets, our tax provision would increase in the period in which we determine that it is more likely than not that we cannot recover our deferred tax assets.

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

The following table sets forth the computation of basic and diluted net income per share for the periods indicated (in thousands, except per share data):

	Three Months Ended
	February 29, 2008	February 28, 2007
Net income	$5,514	$10,391

Weighted-average shares of common stock used to compute basic net income per share (excluding unvested restricted stock)	186,315	208,398
Effect of dilutive common stock equivalents:
Stock options to purchase common stock	3,494	7,567
Restricted common stock awards	255	341

Weighted-average shares of common stock used to compute diluted net income per share	190,064	216,306

Basic net income per share	$0.03	$0.05

Diluted net income per share	$0.03	$0.05

The following potential common stock equivalents are not included in the diluted net income per share calculation above, because their effect was anti-dilutive for the periods indicated (in thousands):

	Three Months Ended
	February 29, 2008	February 28, 2007
Stock options to purchase common stock	22,026	12,681
Restricted common stock awards	3	—

Total anti-diluted common stock equivalents	22,029	12,681

15.	SEGMENT INFORMATION

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

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Our revenue by geographic region, based on the location at which each sale originates, is summarized as follows (in thousands):

	Three Months Ended
	February 29, 2008	February 28, 2007
Americas:
United States	$74,655	$55,302
Other Americas	2,265	2,258

Total Americas	76,920	57,560

EMEA:
United Kingdom	15,123	18,794
Other EMEA	40,383	39,753

Total EMEA	55,506	58,547

APJ	14,152	9,547

	$146,578	$125,654

No customer accounted for more than 10% of total revenue for the three months ended February 29, 2008 and February 28, 2007. No customer had a balance in excess of 10% of our net accounts receivable at February 29, 2008 and November 30, 2007.

Our property and equipment by major country are summarized as follows (in thousands):

	February 29, 2008	November 30, 2007
Property and equipment, net:
United States	$100,899	$102,044
United Kingdom	3,096	3,435
Other	5,634	5,911

	$109,629	$111,390

16.	STOCK REPURCHASE PROGRAMS

In December 2006, the Audit Committee on behalf of our Board of Directors approved an eighteen-month stock repurchase program pursuant to which we were authorized to repurchase up to $100.0 million of our outstanding common stock. In April 2007, our Board of Directors approved a new stock repurchase program pursuant to which we may repurchase up to $300.0 million of our outstanding common stock from time-to-time in the open market or through privately negotiated transactions. In connection with approving the April 2007 stock repurchase program, the December 2006 stock repurchase program was terminated and the remaining authorized amount of $58.2 million under the December 2006 stock repurchase program was canceled.

All repurchased shares of common stock have been retired. The following table summarizes the activities under the stock repurchase programs for the periods indicated (in thousands, except per share data):

	Three Months Ended
	February 29, 2008	February 28, 2007
Cash used for repurchases	$45,272	$41,814

Shares repurchased	6,166	4,478

Average price per share	$7.34	$9.34

In connection with the repurchase activities during the three months ended February 29, 2008, we classified $20.1 million of the excess purchase price over the par value of our common stock to retained earnings and $25.2 million to additional paid-in capital.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements relate to expectations concerning matters that are not historical facts. Words such as “projects,” “believes,” “anticipates,” “plans,” “expects,” “intends,” “strategy,” “continue,” “will,” “estimate,” “forecast,” and similar words and expressions are intended to identify forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, these expectations or any of the forward-looking statements could prove to be incorrect, and actual results could differ materially from those projected or assumed in the forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to risks and uncertainties, including, but not limited to, the factors set forth in Part II, Item 1A. “Risk Factors.” All forward-looking statements and reasons why results may differ included in this Quarterly Report on Form 10-Q are made as of the date hereof, and we assume no obligation to update any such forward-looking statements or reasons why actual results may differ.

EXECUTIVE OVERVIEW

We are a leading provider of infrastructure software. We provide a broad range of standards-based software solutions that help organizations achieve the benefits of real-time business. Our infrastructure software gives customers the ability to constantly innovate by connecting applications and data in a service-oriented architecture, streamlining activities through business process management, and giving people the information and intelligence tools they need to make faster and smarter decisions, what we call The Power of Now®.

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

We have acquired a range of companies and technologies. Most recently, in June 2007, we acquired Spotfire. The addition of Spotfire’s software is a natural extension of our business strategy that allows us to offer customers next-generation business intelligence solutions for faster data access and analysis. Spotfire enables business users to access the most relevant and timely data, in a responsive and easy to use environment, so they can discover new insights, make better decisions and take action – delivering an information advantage. Our acquisition of Spotfire also increased our distribution capabilities through an expanded customer and partner base.

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

•

SOA: Our software enables organizations to migrate to an IT infrastructure made up of services that can be assembled, orchestrated and reused. SOA turns information and functions into discrete and reusable components that can be invoked across the business and aggregated with other such services to create “composite applications.” This helps companies streamline the integration and orchestration of assets across technological, organizational and geographical boundaries. Our software enables the creation, management and virtualization of heterogeneous services and provides a unified environment for policy and service management. It also delivers capabilities in the areas of service mediation, orchestration and communication and the development of rich internet applications. Our products give companies the flexibility to do these things using the standards or technologies that best meet their needs in specific situations (such as HTTP, e-mail, J2EE, EDI, Messaging, .NET, Web Services, etc.) without replacing existing technologies or committing to any one technology across the enterprise.

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

Services

Professional Services

Our professional services offerings include a wide range of consulting services such as systems planning and design, installation and systems integration for the rapid deployment of TIBCO products. We offer our professional services with the initial deployment of our products as well as on an ongoing basis to address the continuing needs of our customers. Our professional services staff is located throughout the Americas, EMEA and APJ enabling us to perform installations and respond to customer demands rapidly across our global customer base. Many of our professional services employees have advanced degrees, substantial TIBCO experience and industry expertise in systems architecture and design and also have domain expertise in financial services, telecommunications, manufacturing, energy, logistics, healthcare and other industries.

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

Our revenue is generally derived from a diverse customer base. No single customer represented greater than 10% of total revenue for the three months ended February 29, 2008 or February 28, 2007. As of February 29, 2008, no single customer had a balance in excess of 10% of our net accounts receivable. We establish allowances for doubtful accounts based on our evaluation of collectibility and an allowance for returns and discounts based on specifically identified credits and historical experience.

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

We believe that the estimates, assumptions and judgments involved in revenue recognition, allowances for doubtful accounts, returns and discounts, stock-based compensation, valuation and impairment of investments, impairment of goodwill, intangible assets and long-lived assets, restructuring and integration costs and accounting for income taxes have the greatest potential impact on our Condensed Consolidated Financial Statements, so we consider these to be our critical accounting policies. Historically, our estimates, assumptions and judgments relative to our critical accounting policies have not differed materially from actual results. The critical accounting estimates associated with these policies are described in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operation” of our Annual Report on Form 10-K filed with the SEC on January 25, 2008.

RECENT ACCOUNTING PRONOUNCEMENTS

Recent accounting pronouncements are detailed in Note 2 to our Condensed Consolidated Financial Statements.

RESULTS OF OPERATIONS

For purposes of presentation, we have indicated the first quarter of fiscal years 2008 and 2007 as ended on February 29, 2008 and February 28, 2007, respectively; whereas in fact, the first quarter of fiscal years 2008 and 2007 actually ended on March 2, 2008, and March 4, 2007, respectively. There were 93 days and 94 days in the first quarter of fiscal years 2008 and 2007, respectively. All amounts presented in the tables in the following sections on Results of Operations are stated in thousand of dollars, except for percentages and unless otherwise stated.

The following table sets forth the components of our Results of Operations as percentages of total revenue for the periods indicated:

	Three Months Ended
	February 29, 2008	February 28, 2007
Revenue:
License revenue	39%	42%
Service and maintenance revenue:
Service and maintenance	60	57
Reimbursable expenses	1	1

Total service and maintenance revenue	61	58

Total revenue	100	100

Cost of revenue:
License	5	3
Service and maintenance	24	25

Total cost of revenue	29	28

Gross profit	71	72

Operating expenses:
Research and development	17	17
Sales and marketing	37	34
General and administrative	10	9
Amortization of acquired intangible assets	3	2

Total operating expenses	67	62

Income from operations	4	10
Interest income	2	5
Interest expense	—	—
Other income (expense), net	—	(1)

Income before provision for income taxes and minority interest	6	14
Provision for income taxes	2	5
Minority interest, net of tax	—	—

Net income	4%	9%

In June 2007, we acquired Spotfire, a leading provider of next-generation business intelligence software, which is now part of our Business Optimization product family. Our Consolidated Results of Operations have included incremental revenue and costs related to the Spotfire operations since the date of acquisition.

With the acquisition of Spotfire, TIBCO gained approximately 200 employees, based primarily in the United States and Sweden. In connection with the acquisition, we have incurred additional expenses, including amortization of intangible assets and acquired technology, acquired IPR&D costs, stock-based compensation, personnel and related costs, facility and infrastructure costs and other charges. As a result of these expenses, costs and charges, the acquisition is dilutive to earnings in the first quarter of fiscal year 2008.

Total Revenue

Our total revenue consisted primarily of license, consulting and maintenance fees from our customers and partners.

	Three Months Ended
	February 29, 2008	February 28, 2007	Change
Total revenue	$146,578	$125,654	17%

Total revenue in the first quarter of fiscal year 2008 compared to the same quarter last year increased by $20.9 million or 17%. The increase was comprised of a $15.3 million or 21% increase in service and maintenance revenue and by a $5.6 million or 11% increase in license revenue.

No single customer accounted for more than 10% of total revenue in the first quarter of fiscal years 2008 and 2007, respectively. Our products are licensed by companies worldwide in diverse industries.

We experienced growth in total revenue. In particular, we had a significant increase in Americas in the first quarter of fiscal year 2008. See Note 15 to our Condensed Consolidated Financial Statements for amounts of total revenue by region. The percentages of total revenue from the geographic regions are summarized as follows:

	Three Months Ended
	February 29, 2008	February 28, 2007
Americas	53%	46%
EMEA	38%	46%
APJ	9%	8%

	100%	100%

Our total revenue may fluctuate from quarter to quarter, based in part upon seasonality in our business.

License Revenue and Cost

	Three Months Ended
	February 29, 2008	February 28, 2007	Change
License revenue	$57,753	$52,185	11%
Percentage of total revenue	39%	42%
Cost of license revenue	7,280	4,071	79%
Percentage of total revenue	5%	3%
Percentage of license revenue	13%	8%

License revenue increased 11% in the first quarter of fiscal year 2008 compared to the same quarter last year. The increase was primarily due to increased revenue in North America and APJ as well as revenue attributable to the Spotfire acquisition.

Our license revenue in the first quarter of fiscal years 2008 and 2007 was derived from the following three product family: SOA, Business Optimization and BPM. The approximate percentages of total license revenue for the two periods were: 2008, 61% from SOA, 28% from Business Optimization and 11% from BPM; 2007, 72% from SOA, 8% from Business Optimization and 20% from BPM. The first quarter of fiscal year 2008 increase in the percentage of license revenue derived from Business Optimization was primarily attributable to the Spotfire acquisition.

Our license revenue in any particular period is dependent upon the timing and number of license deals and their relative size. Selected data about our license revenue deals recognized for the respective periods is summarized as follows:

	Three months ended
	February 29, 2008	February 28, 2007
Number of license deals of $1.0 million or more	14	13
Number of license deals over $0.1 million	87	75
Average size of license deals over $0.1 million (in millions)	$0.6	$0.7

We currently expect the number of license transactions over $100,000 to increase in the remainder of fiscal year 2008, while the size and timing of any particular multi-million dollar deal cannot be reasonably forecasted.

Cost of license revenue mainly consisted of royalty costs and amortization of developed technology acquired through corporate acquisitions. Cost of license revenue increased by $3.2 million or 79% for the first quarter of fiscal year 2008 compared to the same quarter last year. The increase in absolute dollars in cost of license revenue in the current quarter compared to the same quarter last year resulted primarily from an increase of $2.4 million in amortization of acquired technologies, mainly associated with the Spotfire acquisition, as well as an increase of $0.8 million in royalty costs.

Service and Maintenance Revenue and Cost

	Three Months Ended
	February 29, 2008	February 28, 2007	Change
Service and maintenance revenue	$88,825	$73,469	21%
Percentage of total revenue	61%	58%
Cost of service and maintenance revenue	35,770	30,828	16%
Percentage of total revenue	24%	25%
Percentage of service and maintenance revenue	40%	42%

Service and maintenance revenue increased $15.4 million or 21% in the first quarter of fiscal year 2008 compared to the same quarter last year. This increase was comprised of a $9.3 million increase in maintenance revenue and a $6.1 million increase in consulting and training services revenue. Maintenance revenue increased primarily due to growth in our installed software base and contribution from Spotfire, and consulting revenue increased due to an increase in both the number and scope of engagements, reflecting our increased focus on providing more services to customers.

Cost of service and maintenance revenue consisted primarily of compensation for professional services, including stock-based compensation expenses, customer support personnel, third-party contractors and associated expenses related to providing consulting services.

The cost of service and maintenance revenue increased by $4.9 million or 16% for the first quarter of fiscal year 2008 compared to the same quarter last year, which was primarily due to the relative proportion of personnel costs. The increase in absolute dollars in the first quarter of fiscal year 2008 compared to the same quarter last year resulted primarily from a $3.0 million increase in employee-related expenses, a $1.3 million increase in subcontractor costs and a $0.3 million increase in facilities expenses. Increased employee-related expenses and subcontractors costs were primarily due to increased headcount.

Research and Development Expenses

Research and development expenses consisted primarily of employee-related expenses, including salary, bonus, benefits, stock-based compensation expenses, recruiting expense and office support, third-party contractor fees and related costs associated with the development and enhancement of our products.

	Three Months Ended
	February 29, 2008	February 28, 2007	Change
Research and development expenses	$25,454	$21,015	21%
Percentage of total revenue	17%	17%

Total research and development expenses increased by $4.4 million or 21% for the first quarter of fiscal year 2008 compared to the same quarter last year with a $3.1 million increase in employee-related expenses, a $0.5 million increase in contractor expenses and a $0.4 million increase in facilities expenses. The increase in employee-related expenses was primarily due to added headcount. Our first quarter of fiscal year 2008 research and development expenses included incremental costs attributable to Spotfire operations.

Sales and Marketing Expenses

Sales and marketing expenses consisted primarily of employee-related expenses, including sales commissions, salary, bonus, benefits, stock-based compensation expenses, recruiting expense and office support, related costs of our direct sales force and marketing staff, and the costs of marketing programs, including customer conferences, promotional materials, trade shows, advertising and related travel expenses.

	Three Months Ended
	February 29, 2008	February 28, 2007	Change
Sales and marketing expenses	$54,388	$42,949	27%
Percentage of total revenue	37%	34%

Total sales and marketing expenses increased by $11.4 million or 27% for the first quarter of fiscal year 2008 compared to the same quarter last year was primarily due to a $8.7 million increase in employee-related expenses, a $1.8 million increase in marketing programs and a $0.8 million increase in travel expenses. The increase in employee-related expenses was mainly due to an increase in headcount and a $2.6 million increase in sales commissions associated with an increase in revenue. Our first quarter of fiscal year 2008 sales and marketing expenses included incremental costs attributable to Spotfire operations.

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

	Three Months Ended
	February 29, 2008	February 28, 2007	Change
General and administrative expenses	$13,798	$12,752	8%
Percentage of total revenue	10%	9%

Total general and administrative expenses increased by $1.0 million or 8% for the first quarter of fiscal year 2008 compared to the same quarter last year, primarily due to a $1.4 million increase in employee-related expenses, which was partially offset by a $0.2 million decrease in fees and charges and a $0.2 million decrease in consulting expenses. The increase in employee-related expenses was primarily due to increased headcount. Our first quarter of fiscal year 2008 general and administrative expenses included incremental costs attributable to Spotfire operations.

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

	Three Months Ended
	February 29, 2008	February 28, 2007	Change
Amortization of acquired intangible assets:
In cost of revenue	$3,817	$1,402
In operating expenses	4,140	2,470

Total amortization expenses	$7,957	$3,872	106%

Percentage of total revenue	5%	3%

The increase in amortization expenses for the first quarter of fiscal year 2008 in fiscal year compared to the same quarter last year was primarily due to the additional amortization related to intangible assets acquired in the acquisition of Spotfire in the third quarter of fiscal year 2007.

We expect the amortization of acquired intangible assets to be approximately $8.0 million per quarter for the remainder of fiscal year 2008, excluding any future acquisitions.

Stock-Based Compensation

The stock-based compensation was included in the Condensed Consolidated Statements of Operations corresponding to the same functional lines as cash compensation paid to the same employees, as follows:

	Three Months Ended
	February 29, 2008	February 28, 2007	Change
Stock-based compensation:
Cost of license	$8	$8
Cost of service and maintenance	587	473

Total in cost of revenue	595	481	24%
Research and development	1,019	868
Sales and marketing	1,730	1,220
General and administrative	1,806	1,367

Total in operating expenses	4,555	3,455	32%

Total	$5,150	$3,936	31%

Percentage of total revenue	4%	3%

We utilize the Black-Scholes option pricing model to value equity instruments. The Black-Scholes model was developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. As our employee stock options have certain characteristics that are significantly different from traded options, and as changes in the subjective assumptions can materially affect the estimated value, in management’s opinion, the existing valuation model may not provide an accurate measure of the fair value of our employee stock options. Although the fair value of employee stock options is determined in accordance with SFAS No. 123(R) and SAB No. 107 using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.

Interest Income

	Three Months Ended
	February 29, 2008	February 28, 2007	Change
Interest Income	$3,258	$6,390	(49)%
Percentage of total revenue	2%	5%

The decrease in interest income in the first quarter of fiscal year 2008 compared to the same quarter last year was primarily due to lower average investment portfolio balances primarily as a result of the use of cash for the Spotfire acquisition and our stock repurchase program.

Interest Expense

	Three Months Ended
	February 29, 2008	February 28, 2007	Change
Interest Expense	$842	$368	129%
Percentage of total revenue	—%	—%

Interest expense was primarily related to a $54.0 million mortgage note issued in connection with the purchase of our corporate headquarters. The mortgage note payable carries a 20-year amortization, and in the second quarter of fiscal year 2007, we amended the mortgage note payable such that it now carries a fixed annual interest rate of 5.50%. The balance of the mortgage note as of February 29, 2008, was $46.0 million. The $34.4 million principal balance that will remain at the end of the ten-year term will be due as a final lump sum payment on July 1, 2013. See Note 7 to our Condensed Consolidated Financial Statements for further detail on the mortgage note payable.

The increase for the first quarter of fiscal year 2008 compared to the same quarter last year is primarily due to a release of a transaction tax reserve in 2007 (which decreased expense) in connection with a favorable tax ruling.

Other Income (Expense), Net

Other income (expense) included realized gains and losses on investments, foreign exchange gain (loss) and other miscellaneous income and expense items.

	Three Months Ended
	February 29, 2008	February 28, 2007	Change
Other income (expense), net:
Foreign exchange loss	$(43)	$(1,473)
Realized gain on investments	278	72
Other income	3	136

Total other income (expense), net	$238	$(1,265)	(119)%

Percentage of total revenue	—%	(1)%

The increase in other income (expense) in absolute dollars for the first quarter of fiscal year 2008 compared to the same quarter last year was due to unfavorable exchange rate movements on certain foreign currency transactions in the first quarter of fiscal year 2007.

Provision for Income Taxes

	Three Months Ended
	February 29, 2008	February 28, 2007	Change
Provision for income tax	$2,833	$5,923	(52)%
Effective tax rate	34%	36%

The effective tax rate of 33.7% for the three months ended February 29, 2008, differs from the statutory rate of 35% primarily due to the tax benefits resulted from the reorganization of certain foreign entities, lower foreign taxes and research and development credits which was partially offset by the impact of certain stock compensation charges under SFAS No. 123(R) and state income taxes. The effective tax rate of 36.3% for the three months ended February 28, 2007, differs from the statutory rate of 35% primarily due to the tax impact of certain stock compensation charges under SFAS No. 123(R), state income taxes and additional U.S. taxes on repatriated U.K. earnings which was partially offset by research and development credits.

On December 1, 2007, we adopted FIN 48. FIN 48 requires companies to determine whether it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit can be recorded in the financial statements. FIN 48 also provides guidance on de-recognition, classification, accounting in interim periods and disclosure requirements for tax contingencies. In addition, we have applied the standards in FASB Staff Position

No. FIN 48-1, Definition of Settlement in FASB Interpretation No. 48 (“FSP FIN 48-1”) as part of our initial adoption of FIN 48. FSP FIN 48-1 is an amendment to FIN 48. It clarifies how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits.

As a result of the adoption of FIN 48, we reduced the liability for net unrecognized tax benefits by $0.6 million and accounted for this as a cumulative-effect adjustment recorded as an increase to the December 1, 2007 balance of retained earnings. The total amount of gross unrecognized tax benefit as of the date of adoption was $33.8 million, of which $11.5 million would affect the effective tax rate if realized. We historically classified unrecognized tax benefits in current income taxes payable. In implementing FIN 48, we have reclassified $6.8 million from current income taxes payable to long-term income tax liabilities. We have also grossed-up our long-term income tax liabilities by $5.4 million with a corresponding increase to our deferred tax assets.

During the first quarter of fiscal 2008, the amount of gross unrecognized tax benefits was increased by approximately $0.3 million. The total amount of gross unrecognized tax benefits was $34.1 million as of February 29, 2008, of which $11.7 would affect the effective tax rate if realized. We do not expect any significant changes to the amount of unrecognized tax benefit within the next twelve months.

Upon adoption of FIN 48, we have elected to include interest expense and penalties accrued on unrecognized tax benefits as a component of our income tax expense. This is consistent with our policy prior to the adoption of FIN 48. As of the date of adoption of FIN 48, we had accrued $1.0 million for interest and penalties. There was no material change to this amount as of February 29, 2008.

We are subject to routine corporate income tax audits in the United States and foreign jurisdictions. The statute of limitations for our fiscal 1997 through 2007 remains open for U.S. purposes. Most foreign jurisdictions have statute of limitations that range from three to six years.

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

We assess the likelihood that we will be able to recover our deferred tax assets. We consider all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. If it is not more likely than not that we will recover our deferred tax assets, we will increase our provision for taxes by recording a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable. As a result of our analysis of all available evidence, both positive and negative, as of February 29, 2008, it was considered more likely than not that our deferred tax assets would be realized with the exception of certain capital loss and foreign tax credit carryovers. The remaining valuation allowance of approximately $8.6 million as of February 29, 2008, will result in an income tax benefit if and when we conclude it is more likely than not that the related deferred tax assets would be realized.

As of February 29, 2008, we believed that the amount of the deferred tax assets recorded on our balance sheet would ultimately be recovered. However, should there be a change in our ability to recover our deferred tax assets, our tax provision would increase in the period in which we determine that it is more likely than not that we cannot recover our deferred tax assets.

Minority Interest, Net of Tax

Minority interest represents the portion of net income belonging to minority stockholders of our consolidated subsidiaries.

	Three Months Ended
	February 29, 2008	February 28, 2007	Change
Minority Interest, net of tax	$55	$12	358%
Percentage of total revenue	—%	—%

Minority interest is detailed in Note 12 to our Condensed Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

Current Cash Flows

As of February 29, 2008, we had cash, cash equivalents and short-term investments totaling $286.5 million, representing an increase of $20.7 million from November 30, 2007. As of February 29, 2008, our short-term available-for-sale investments totaled $83.2 million, primarily in high grade corporate debt, U.S. government debt securities, asset-backed and mortgage-backed securities and money market funds.

Net cash provided by operating activities for the three months ended February 29, 2008, was $60.2 million, resulting from net income of $5.5 million, adjusted for $12.0 million in non-cash charges and a $42.7 million net change in assets and liabilities. The non-cash charges included depreciation and amortization, stock-based compensation, minority interest and tax benefits related to stock benefit plans, less deferred income tax and excess tax benefits from stock-based compensation recorded in financing activities. Net change in assets and liabilities included a decrease in accounts receivable due to significant cash collections in the first quarter of fiscal year 2008 resulting from a strong revenue quarter in the fourth quarter of fiscal year 2007, a decrease in prepaid expenses and other assets, a decrease in accounts payable and a decrease in accrued liabilities and excess facilities costs, which were partially offset by a $7.7 million increase in deferred revenue.

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

Net cash provided by investing activities was $11.1 million for the three months ended February 29, 2008, resulting primarily from $13.3 million in net sales of short-term investment which was partially offset by $2.2 million in capital expenditures. In addition, we used part of the net proceeds from sales of short-term investments to finance our stock repurchase program.

Net cash used for financing activities was $38.5 million for the three months ended February 29, 2008, resulting primarily from our $45.3 million repurchase of shares of our common stock in the open market and $0.5 million payment of long-term debt, less $3.5 million cash received from the exercise of stock options and the sale of our common stock under our ESPP, and $3.8 million excess tax benefits from stock-based compensation in accordance with the requirements of SFAS No. 123(R).

In April 2007, our Board of Directors approved a stock repurchase program pursuant to which we may repurchase up to $300.0 million of our outstanding common stock from time to time in the open market or through privately negotiated transactions. In the first quarter of 2008, we repurchased approximately 6.2 million shares of our outstanding common stock at an average price of $7.34 per share pursuant to the program. As of February 29, 2008, the remaining authorized amount under the April 2007 stock repurchase program was $69.6 million.

We currently anticipate that our operating expenses will grow in absolute dollars for the foreseeable future, and we intend to fund our operating expenses primarily through cash flows from operations. Our capital expenditures are currently expected to be approximately $9.0 million to $13.0 million for the remainder of fiscal year 2008. We believe that our current cash, cash equivalents and short-term investments together with expected cash flows from operations will be sufficient to meet our anticipated cash requirements for working capital, capital expenditures and currently approved stock repurchases for at least the next 12 months. However, we may require or desire additional funds to support our operating expenses and capital requirements or for other purposes, such as acquisitions, and may seek to raise such additional funds through public or private equity or debt financing or from other sources.

Fair Value Inputs

We adopted SFAS No. 157, as of the beginning of fiscal year 2008. See Notes 2 and Note 4 to the Condensed Consolidated Financial Statements. Fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. The use of fair value to measure investment instruments, with related unrealized and realized gains or losses on investment is a significant component to our consolidated results of operations.

We value our cash and investment instruments by using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. The types of instruments valued based on quoted market prices in active markets include most U.S. government and agency securities, sovereign government obligations, and money market securities. We do not adjust the quoted price for such instruments. The types of instruments valued based on quoted prices in markets that are not active, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency include investment-grade corporate bonds, mortgage-backed and asset-backed products, state, municipal and provincial obligations. The price for each security at the measurement date is sourced from an independent pricing vendor. Periodically, management assesses the reasonableness of these sourced prices by comparing them to the prices provided by our portfolio managers to derive the fair value of these financial instruments. Historically, we did not experience significant deviation between the prices from the independent pricing vendor and our portfolio managers. Management assesses the inputs of the pricing in order to categorize the financial instruments into the appropriate hierarchy levels.

Commitments

In June 2003, we purchased our corporate headquarters with a $54.0 million mortgage note to lower our operating costs. The mortgage note payable carries a 20-year amortization and, as amended in the second quarter of fiscal year 2007, a fixed annual interest rate of 5.50%. The principal balance of $34.4 million that will be remaining at the end of the 10-year term will be due as a final lump sum payment on July 1, 2013. Under the applicable terms of the mortgage note agreements, we are prohibited from acquiring another company without prior consent from the lender unless we maintain at least $50.0 million of cash or cash equivalents and meet other non-financial terms as defined in the agreements. We were in compliance with all covenants as of February 29, 2008.

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

We have a $20.0 million revolving line of credit that matures on June 19, 2008. The revolving line of credit is available for cash borrowings and for the issuance of letters of credit up to $20.0 million. As of February 29, 2008, no borrowings were outstanding under the facility and a $13.0 million irrevocable letter of credit was outstanding, leaving $7.0 million of available credit for additional letters of credit or cash borrowings. The $13.0 million irrevocable letter of credit outstanding was issued in connection with the mortgage note payable. The letter of credit automatically renews for successive one-year periods, until the mortgage note payable has been satisfied in full. We are required to maintain a minimum of $40.0 million in unrestricted cash, cash equivalents and short-term investments, net of total current and long-term indebtedness, as well as comply with other non-financial covenants defined in the agreement. As of February 29, 2008, we were in compliance with all covenants under the revolving line of credit.

As of February 29, 2008, we had $3.8 million in restricted cash in connection with bank guarantees issued by some of our international subsidiaries. The cash collateral is presented as restricted cash and included in Other Assets in our Condensed Consolidated Balance Sheets.

As of February 29, 2008, our contractual commitments associated with indebtedness, lease obligations and operational restructuring are as follows (in thousands):

	Total	Remainder of 2008	2009	2010	2011	2012	Thereafter
Operating commitments:
Debt principal	$46,011	$1,453	$2,033	$2,148	$2,269	$2,397	$35,711
Debt interest	12,040	1,872	2,400	2,285	2,164	2,036	1,283
Operating leases	35,040	8,061	8,050	6,407	4,678	3,228	4,616

Total operating commitments	93,091	11,386	12,483	10,840	9,111	7,661	41,610

Restructuring-related commitments:
Gross lease obligations	20,941	5,027	7,551	7,720	643	—	—
Estimated sublease income	(6,203)	(1,493)	(2,236)	(2,282)	(192)	—	—
Net restructuring-related commitment	14,738	3,534	5,315	5,438	451	—	—

Total commitments	$107,829	$14,920	$17,798	$16,278	$9,562	$7,661	$41,610

Future minimum lease payments under restructured non-cancelable operating leases are included in Accrued Excess Facilities Costs in our Condensed Consolidated Balance Sheets.

The above commitment table does not include approximately $11.8 million of long-term income tax liabilities recorded in accordance with FIN 48 due to the fact that we are unable to reasonably estimate the timing of these potential future payments.

Subsequent to the quarter-end, we entered into a vendor agreement where we are committed to pay approximately $1.7 million within 12 months to the vendor based on specific deliverable milestones and acceptance criteria.

Indemnification

Our indemnification obligations are detailed in Note 8 to our Condensed Consolidated Financial Statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to the impact of foreign currency fluctuations, interest rate changes and uncertainties in the credit market.

FOREIGN CURRENCY RISK

We conduct business in the Americas, EMEA, and APJ. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or changes in economic conditions in foreign markets. The majority of sales are currently made in U.S. dollars; a strengthening of the dollar could make our products less competitive. We enter into forward contracts with financial institutions to manage our currency exposure related to net assets and liabilities denominated in foreign currencies. These forward contracts are generally settled monthly. We do not enter into derivative financial instruments for trading purposes. We had eight outstanding forward contracts with total notional amounts of $59.4 million which resulted in a loss of $18,000 as of February 29, 2008.

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

Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates, or we may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates or other factors in the current unstable credit environment. As of February 29, 2008, we had an investment portfolio of fixed income securities totaling $83.2 million, excluding those classified as cash and cash equivalents. These securities are classified as available-for-sale and are recorded on the balance sheets at fair market value with unrealized gains or losses reported as a separate component of stockholders’ equity. Unrealized losses are charged against income when a decline in fair market value is determined to be other-than-temporary. The specific identification method is used to determine the cost of securities sold.

A hypothetical 100 basis point increase in interest rates would result in an approximate $0.7 million decrease in the fair value of our available-for-sale debt securities as of February 29, 2008.

CREDIT MARKET RISK

As of February 29, 2008, we held high investment grade asset-backed securities and mortgage-backed securities totaling $8.8 and $4.9 million, respectively. These securities’ cash flows are funded by the principal and interest payments of underlying commercial, consumer, or mortgage loans. Payments are typically made monthly over the lifetime of the underlying loans. The recent credit market instability may adversely impact our disposition of these securities at or near their quoted fair market value. We evaluate these investments at each balance sheet date. There is the risk that at future balance sheet dates we may record a charge for a decline in the fair value that is considered other than temporary and a loss would be recognized in the income statement at that time.

Based on our current business plan, our cash and cash equivalents balances and our existing unused credit facilities are sufficient to cover our currently anticipated fiscal 2008 cash flow requirements.

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

Uneven growth and periods of contraction in the infrastructure software market have caused our revenue to decline in the past and could cause our revenue or results of operations to fall below expectations in the future.

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

The market for our products and services is extremely competitive and subject to rapid change. We compete with a variety of large and small providers of infrastructure software, SOA, Business Optimization and BPM, including companies such as IBM, Oracle, Microsoft, SAP, Pegasystems and Software AG. We believe that of these companies, IBM has the potential to offer the most complete competitive set of products relative to our offerings. In addition, companies such as IBM, Microsoft, Oracle and SAP offer products outside our segment and routinely bundle their broader set of products with their infrastructure software products. Further, some of our competitors are expanding their competitive product offerings and market position through acquisitions and internal research and development. We expect additional competition from other established and emerging companies. We also face competition for certain aspects of our product and service offerings from major systems integrators. Further, we may face increasing competition from open source software providers such as MuleSource that provide software and intellectual property, typically without charging license fees, or from other competitors offering products through alternative business models, such as software as a service. If customers choose such alternatives over our proprietary software, our revenues and earnings could be adversely affected.

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

Increases in service revenues may decrease overall margins.

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

The primary objective of most of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, a majority of our marketable investments are investment grade, liquid, fixed-income securities and money market instruments denominated in U.S. dollars. If the carrying value of our investments exceeds the fair value, and the decline in fair value is deemed to be other-than-temporary, we will be required to further write down the value of our investments, which could materially harm our results of operations and financial condition. Moreover, the performance of certain securities in our investment portfolio correlates with the credit condition of the U.S. financial sector. With the current unstable credit environment, we might incur significant realized, unrealized or impairment losses associated with these investments.

A significant portion of our net revenue and expenses are transacted in U.S. dollars. However, some of these activities are conducted in other currencies, primarily currencies in EMEA and APJ. As a response to the risks of changes in value of foreign currency denominated transactions, we may enter into foreign currency forward contracts or other instruments, the majority of which mature within approximately one month. Our foreign currency forward contracts reduce, but do not eliminate, the impact of currency exchange rate movements. For example, we do not execute forward contracts in all currencies in which we conduct business. Accordingly, such amounts denominated in foreign currencies may fluctuate in value and produce significant earnings and cash flow volatility.

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

ISSUER PURCHASES OF EQUITY SECURITIES

In April 2007, our Board of Directors approved a stock repurchase program pursuant to which we may repurchase up to $300.0 million of our outstanding common stock. The remaining authorized amount for stock repurchases under this program was approximately $69.6 million as of the end of the first quarter of fiscal year 2008.

(In thousands, except per share amounts)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
December 1, 2007 – January 2, 2008	—	—	—	$114,881
January 3, 2008 – February 1, 2008	4,889	$7.24	4,889	$79,496
February 2, 2008 – March 2, 2008	1,277	$7.74	1,277	$69,610

	6,166	$7.34	6,166	$69,610

ITEM 6.	EXHIBITS

3.1(1)	Certificate of Incorporation of Registrant.

3.2(2)	Bylaws of Registrant.

10.1(3)#	1996 Stock Option Plan, as amended and restated.

31.1	Rule 13a-14(a) / 15d-14(a) Certification by Chief Executive Officer.

31.2	Rule 13a-14(a) / 15d-14(a) Certification by Chief Financial Officer.

32.1	Section 1350 Certification by Chief Executive Officer.

32.2	Section 1350 Certification by Chief Financial Officer.

#	Indicates management contract or compensatory plan or arrangement.

(1)	Incorporated by reference to an exhibit filed with the Registrant’s Registration Statement on Form 8-A, filed with the SEC on February 23, 2004.

(2)	Incorporated by reference to an exhibit filed with the Registrant’s Current Report on Form 8-K, filed with the SEC on April 11, 2006.

(3)	Incorporated by reference to an exhibit filed with the Registrant’s Annual Report on Form 10-K, filed with the SEC on February 9, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TIBCO SOFTWARE INC.

By:	/S/ MURRAY D. RODE
Murray D. Rode Chief Financial Officer and Executive Vice President, Strategic Operations

By:	/S/ SYDNEY L. CAREY
Sydney L. Carey Senior Vice President, Corporate Controller

Date: April 10, 2008

EXHIBIT INDEX

Exhibit No.	Description

3.1(1)	Certificate of Incorporation of Registrant.

3.2(2)	Bylaws of Registrant.

10.1(3)#	1996 Stock Option Plan, as amended and restated.

31.1	Rule 13a-14(a) / 15d-14(a) Certification by Chief Executive Officer.

31.2	Rule 13a-14(a) / 15d-14(a) Certification by Chief Financial Officer.

32.1	Section 1350 Certification by Chief Executive Officer.

32.2	Section 1350 Certification by Chief Financial Officer.

#	Indicates management contract or compensatory plan or arrangement.

(1)	Incorporated by reference to an exhibit filed with the Registrant’s Registration Statement on Form 8-A, filed with the SEC on February 23, 2004.

(2)	Incorporated by reference to an exhibit filed with the Registrant’s Current Report on Form 8-K, filed with the SEC on April 11, 2006.

(3)	Incorporated by reference to an exhibit filed with the Registrant’s Annual Report on Form 10-K, filed with the SEC on February 9, 2007.