Form 10-Q
period 2008-06-01
TIBCO SOFTWARE INC
filed 2008-07-10
CIK 1085280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 1, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s Common Stock, $0.001 par value, as of July 3, 2008 was 183,123,392 shares.

TIBCO SOFTWARE INC.

TIBCO SOFTWARE INC.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except par value per share)

	May 31, 2008	November 30, 2007
Assets
Current assets:
Cash and cash equivalents	$244,918	$170,237
Short-term investments	33,230	95,534
Accounts receivable, net of allowances of $3,854 and $4,259	113,668	161,730
Prepaid expenses and other current assets	45,243	53,540

Total current assets	437,059	481,041
Property and equipment, net	108,084	111,390
Goodwill	411,004	412,256
Acquired intangible assets, net	97,778	110,930
Long-term deferred income tax assets	42,262	35,307
Other assets	44,074	47,535

Total assets	$1,140,261	$1,198,459

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$14,739	$12,076
Accrued liabilities	76,335	95,526
Accrued excess facilities costs	4,445	5,421
Deferred revenue	142,853	127,200
Current portion of long-term debt	1,978	1,924

Total current liabilities	240,350	242,147
Accrued excess facilities costs, less current portion	8,278	10,811
Long-term deferred revenue	10,824	14,319
Long-term deferred income tax liabilities	15,353	25,821
Long-term income tax liabilities	12,143	—
Long-term debt, less current portion	43,555	44,558
Other long-term liabilities	4,663	5,006

Total liabilities	335,166	342,662

Commitments and contingencies (Note 8)
Minority interest	468	401
Stockholders’ equity:
Common stock, $0.001 par value; 1,200,000 shares authorized; 183,104 and 191,150 shares issued and outstanding	183	191
Additional paid-in capital	767,112	794,568
Accumulated other comprehensive income	37,332	32,993
Retained earnings	—	27,644

Total stockholders’ equity	804,627	855,396

Total liabilities and stockholders’ equity	$1,140,261	$1,198,459

See accompanying Notes to Condensed Consolidated Financial Statements.

TIBCO SOFTWARE INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share data)

	Three Months Ended May 31,		Six Months Ended May 31,
	2008	2007	2008	2007
Revenue:
License revenue	$57,696	$54,926	$115,449	$107,111
Service and maintenance revenue:
Service and maintenance	90,050	73,686	176,908	145,625
Reimbursable expenses	2,286	1,905	4,253	3,435

Total service and maintenance revenue	92,336	75,591	181,161	149,060

Total revenue	150,032	130,517	296,610	256,171

Cost of revenue:
License	7,484	4,730	14,764	8,801
Service and maintenance	38,088	31,756	73,858	62,584

Total cost of revenue	45,572	36,486	88,622	71,385

Gross profit	104,460	94,031	207,988	184,786
Operating expenses:
Research and development	26,756	21,997	52,210	43,012
Sales and marketing	56,454	46,433	110,842	89,382
General and administrative	12,991	12,113	26,789	24,865
Amortization of acquired intangible assets	4,235	2,472	8,375	4,942

Total operating expenses	100,436	83,015	198,216	162,201

Income from operations	4,024	11,016	9,772	22,585
Interest income	2,244	5,716	5,502	12,106
Interest expense	(876)	(645)	(1,718)	(1,013)
Other income (expense), net	(206)	(302)	32	(1,567)

Income before provision for income taxes and minority interest	5,186	15,785	13,588	32,111
Provision for income taxes	1,641	6,561	4,474	12,484
Minority interest, net of tax	52	6	107	18

Net income	$3,493	$9,218	$9,007	$19,609

Net income per share:
Basic	$0.02	$0.05	$0.05	$0.09

Diluted	$0.02	$0.04	$0.05	$0.09

Shares used in computing net income per share:
Basic	182,078	204,575	184,197	206,487

Diluted	185,990	211,885	188,028	214,097

See accompanying Notes to Condensed Consolidated Financial Statements.

TIBCO SOFTWARE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended May 31,
	2008	2007
Operating activities:
Net income	$9,007	$19,609
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	8,016	8,179
Amortization of acquired intangible assets	16,174	7,753
Stock-based compensation	10,361	7,697
Deferred income tax	(10,229)	(1,769)
Tax benefits related to stock option plans	4,679	6,852
Excess tax benefits from stock-based compensation	(4,580)	(6,918)
Minority interest, net of tax	107	18
Other non-cash adjustments, net	139	57
Changes in assets and liabilities:
Accounts receivable	47,132	33,430
Prepaid expenses and other assets	6,819	(5,496)
Accounts payable	2,642	(2,942)
Accrued liabilities and excess facilities costs	(9,738)	(15,054)
Deferred revenue	11,749	1,177

Net cash provided by operating activities	92,278	52,593

Investing activities:
Purchases of short-term investments	(37,046)	(131,265)
Maturities and sales of short-term investments	99,384	353,513
Purchases of private equity investments	(25)	(31)
Proceeds from private equity investments	222	618
Purchases of property and equipment	(4,780)	(6,586)
Restricted cash pledged as security	(148)	(37)

Net cash provided by investing activities	57,607	216,212

Financing activities:
Proceeds from exercise of stock options	5,049	15,615
Proceeds from employee stock purchase program	1,528	898
Withholding taxes related to restricted stock net share settlement	(692)	—
Repurchases of the Company’s common stock	(85,645)	(142,777)
Excess tax benefits from stock-based compensation	4,580	6,918
Principal payments on long-term debt	(949)	(934)
Proceeds from minority investors	—	189

Net cash used in financing activities	(76,129)	(120,091)

Effect of foreign exchange rate changes on cash and cash equivalents	925	903
Net increase in cash and cash equivalents	74,681	149,617
Cash and cash equivalents at beginning of period	170,237	138,912

Cash and cash equivalents at end of period	$244,918	$288,529

Supplemental disclosures:
Income taxes paid	$7,602	$5,727

Interest paid	$1,267	$1,221

Supplemental disclosures of non-cash financing activities:
Non-cash contributions from minority investors	$—	$85

See accompanying Notes to Condensed Consolidated Financial Statements.

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	BASIS OF PRESENTATION

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared by TIBCO Software Inc. (“TIBCO,” the “Company,” “we” or “us”) in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in Consolidated Financial Statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) have been condensed or omitted in accordance with such rules and regulations. The condensed consolidated balance sheet data as of November 30, 2007, was derived from audited financial statements, but does not include all disclosures required by GAAP. In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial position of the Company, and its results of operations and cash flows. These Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and notes thereto for the fiscal year ended November 30, 2007, included in the Company’s Annual Report on Form 10-K filed with the SEC on January 25, 2008.

Our fiscal year ends on November 30th of each year. For purposes of presentation, we have indicated the second quarter of fiscal years 2008 and 2007 as ended on May 31, 2008 and 2007, respectively; whereas in fact, the second quarter of fiscal years 2008 and 2007 actually ended on June 1, 2008 and June 3, 2007, respectively. There were 91 days in the second quarter of both fiscal year 2008 and 2007.

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

The results of operations for the three and six months ended May 31, 2008, are not necessarily indicative of the results that may be expected for the year ending November 30, 2008, or any other future period, and we make no representations related thereto.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Our significant accounting policies were described in Note 2 to our audited Consolidated Financial Statements for the fiscal year ended November 30, 2007, included in our Annual Report on Form 10-K. These accounting policies have not significantly changed with the exception of those discussed below.

Recent Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy). SFAS No. 162 will become effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. We do not expect the adoption of SFAS No. 162 to have a material effect on our consolidated results of operations and financial condition.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS No. 161”). SFAS No. 161 applies to all derivative instruments and related hedged items accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 161 requires entities to provide greater transparency about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, and will be adopted by us in the first quarter of fiscal 2009. We do not expect the adoption of SFAS No. 161 to have a material effect on our consolidated results of operations and financial condition.

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141(R)”). SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS No. 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008, and will be adopted by us in the first quarter of fiscal 2010. We are currently evaluating the potential impact of the adoption of SFAS No. 141(R) on our consolidated results of operations and financial condition.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS No. 160”). SFAS No. 160 amends Accounting Research Bulletin No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary. SFAS No. 160 also establishes accounting and reporting standards for the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS No. 160 also establishes disclosure requirements that identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008, and will be adopted by us in the first quarter of fiscal 2010. We are currently evaluating the potential impact of the adoption of SFAS No. 160 on our consolidated results of operations and financial condition.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods of those fiscal years. In February 2008, the FASB released a FASB Staff Position No. 157, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008. The partial adoption of SFAS No. 157 for financial assets and liabilities did not have a material impact on our condensed consolidated financial position, results of operations or cash flows. See Note 4. Investments and Fair Value Measurements.

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

On June 5, 2007, we acquired Spotfire Holdings, Inc. (“Spotfire”), a privately held company headquartered in Massachusetts and a leading provider of next generation business intelligence software with approximately 200 employees worldwide. Pursuant to an Agreement and Plan of Merger (the “Spotfire Merger Agreement”), we acquired all the outstanding equity excluding the unvested options of Spotfire for approximately $190.4 million in cash plus transaction costs. In addition, pursuant to the Spotfire Merger Agreement, each unvested option of Spotfire was canceled and substituted with an option to purchase our common stock (each, a “Substitute Option”). We granted approximately 887,000 shares of Substitute Options on the closing date of the acquisition. Substitute Options were valued using the Black-Scholes model on the day of the acquisition with a fair value of $5.4 million and will be expensed as stock-based compensation on a straight-line basis over the remaining vesting period of the underlying awards.

The results of Spotfire’s operations have been included in the Condensed Consolidated Financial Statements since the acquisition date. The following unaudited pro forma adjusted summary reflects the Company’s condensed results of operations for the respective periods, assuming Spotfire had been acquired at the beginning of the fiscal year 2007, and includes the acquired in-process research and development (“IPR&D”) charge of $1.6 million (in thousands, except per share data):

	Three Months Ended May 31, 2007	Six Months Ended May 31, 2007
Pro forma adjusted total revenue	$142,916	$279,772

Pro forma adjusted net income	$2,644	$7,753

Pro forma adjusted net income per share:
Basic	$0.01	$0.04

Diluted	$0.01	$0.04

The unaudited pro forma adjusted summary is not intended to be indicative of future results.

4.	INVESTMENTS AND FAIR VALUE MEASUREMENTS

Marketable securities, which are classified as available-for-sale, are summarized below as of May 31, 2008 and November 30, 2007 (in thousands):

					Classified on Balance Sheet
	Purchased/ Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value	Cash and Cash Equivalents	Short-term Investments
As of May 31, 2008:
U.S. government debt securities	$21,256	$78	$(1)	$21,333	$—	$21,333
Corporate debt securities	4,768	57	—	4,825	—	4,825
Asset-backed securities	5,202	33	—	5,235	—	5,235
Mortgage-backed securities	1,837	—	—	1,837	—	1,837
Money market funds	111,056	—	—	111,056	111,056	—

	$144,119	$168	$(1)	$144,286	$111,056	$33,230

As of November 30, 2007:
U.S. government debt securities	$21,162	$373	$—	$21,535	$—	$21,535
Corporate debt securities	36,585	130	(153)	36,562	—	36,562
Asset-backed securities	20,189	87	(47)	20,229	—	20,229
Mortgage-backed securities	17,241	68	(101)	17,208	—	17,208
Money market funds	46,019	—	—	46,019	46,019	—

	$141,196	$658	$(301)	$141,553	$46,019	$95,534

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Fixed income securities included in short-term investments above are summarized by their contractual maturities as follows (in thousands):

	May 31, 2008	November 30, 2007
Contractual maturities:
Less than one year	$20,751	$12,682
One to three years	12,479	82,852

	$33,230	$95,534

The maturities of asset-backed and mortgage-backed securities are primarily based upon assumed prepayment forecasts utilizing interest rate scenarios and mortgage loan characteristics.

The following table summarizes the net realized gains (losses) on short-term investments for the periods presented (in thousands):

	Three Months Ended May 31,		Six Months Ended May 31,
	2008	2007	2008	2007
Realized gains	$550	$178	$1,225	$260
Realized losses	(550)	(377)	(947)	(388)

Net realized gains (losses)	$—	$(199)	$278	$(128)

The following table summarizes the fair value and gross unrealized losses related to available-for-sale securities, aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position, as of May 31, 2008 (in thousands):

	Less than 12 months		More than 12 months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. government debt securities	$3,037	$(1)	$—	$—	$3,037	$(1)

The unrealized losses on our investments were primarily due to changes in interest rates and market and credit conditions of the underlying securities. As of May 31, 2008, we do not consider these investments to be other-than-temporarily impaired because we have the ability to hold these investments until a recovery of fair value, which may be at maturity.

We periodically assess whether significant facts and circumstances have arisen to indicate an adverse effect on the fair value of the underlying investment that might indicate material deterioration in the creditworthiness of our issuers. During our quarter end assessment, we determined a decline in value of an investment associated with mortgage-backed securities to be other-than-temporary. Accordingly, we recorded an impairment of approximately $0.2 and $0.4 million for three and six months ended May 31, 2008, respectively. We include this impairment in Other Income (Expense) in the Consolidated Statements of Operations. Depending on market conditions, we may record additional impairments on our investment portfolio in the future.

We have invested in privately held companies; such investments are classified as equity investments that are generally carried on a cost basis and are included in Other Assets. The carrying value of our equity investments is $0.8 and $0.9 million as of May 31, 2008 and November 30, 2007, respectively. No impairment losses were incurred in the periods presented.

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

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

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

Our cash equivalents and investment instruments are classified within Level 1 or Level 2 of the fair value hierarchy because they are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. The types of instruments valued based on quoted market prices in active markets include most U.S. government and agency securities, sovereign government obligations, and money market securities. Such instruments are generally classified within Level 1 of the fair value hierarchy.

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

Fair value hierarchy of our marketable securities and foreign currency contracts at fair value in connection with our adoption of SFAS No. 157 (in thousands):

		Fair Value Measurements at Reporting Date using
Description	May 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant other Observable Inputs (Level 2)
Assets:
Money market fund	$111,056	$111,056	$—
U.S. government debt securities	21,256	21,256	—
Corporate debt securities	4,768	—	4,768
Asset-backed securities	5,202	—	5,202
Mortgage-backed securities	1,837	—	1,837
Foreign currency forward contracts	353	—	353
Liabilities:
Foreign currency forward contracts	$42	$—	$42

5.	GOODWILL AND ACQUIRED INTANGIBLE ASSETS

The change in the carrying amount of goodwill for the six months ended May 31, 2008, is as follows (in thousands):

Balance as of November 30, 2007	$412,256
Spotfire subsequent goodwill adjustment	(1,173)
Foreign currency translation	(79)

Balance as of May 31, 2008	$411,004

After the end of the second quarter of fiscal year 2008, certain accrued liabilities related to the acquisition of Spotfire were settled. As a result, we recorded a decrease in goodwill of $1.2 million net of tax and a reduction of accrued acquisition costs related to the acquisition of Spotfire in the second quarter of fiscal year 2008.

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Certain of our intangibles assets were recorded in foreign currencies, and therefore, the gross carrying amount and accumulated amortization are subject to foreign currency translation adjustments. The carrying values of our amortized acquired intangible assets as of May 31, 2008 and November 30, 2007, are as follows (in thousands):

	As of May 31, 2008			As of November 30, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technologies	$89,689	$(53,082)	$36,607	$88,171	$(45,460)	$42,711
Customer base	43,964	(22,549)	21,415	43,112	(19,228)	23,884
Patents/core technologies	22,920	(10,080)	12,840	23,143	(8,412)	14,731
Trademarks	7,107	(4,993)	2,114	7,170	(4,530)	2,640
Non-compete agreements	1,480	(1,080)	400	1,480	(863)	617
OEM customer royalty agreements	1,000	(1,000)	—	1,000	(1,000)	—
Maintenance agreements	38,409	(14,007)	24,402	37,892	(11,545)	26,347

	$204,569	$(106,791)	$97,778	$201,968	$(91,038)	$110,930

Amortization of developed technologies is recorded in cost of revenue, while the amortization of other acquired intangible assets is included in operating expenses. The following summarizes the amortization expense of acquired intangible assets for the periods indicated (in thousands):

	Three Months Ended May 31,		Six Months Ended May 31,
	2008	2007	2008	2007
Amortization of acquired intangible assets:
In cost of revenue	$3,982	$1,409	$7,799	$2,811
In operating expense	4,235	2,472	8,375	4,942

Total	$8,217	$3,881	$16,174	$7,753

6.	ACCRUED EXCESS FACILITIES COSTS

The following is a summary of activities in accrued facilities restructuring costs for the six months ended May 31, 2008 (in thousands):

	Accrued Excess Facilities
	Headquarter Facilities	Staffware Integration	Total
As of November 30, 2007	$15,596	$634	$16,230
Cash utilized	(2,900)	(606)	(3,506)

As of May 31, 2008	$12,696	$28	$12,724

The remaining accrued facilities restructuring costs represent the estimated loss on abandoned excess facilities, net of estimated sublease income, which is expected to be paid over the next three years. As of May 31, 2008, $8.3 million of the $12.7 million accrued excess facilities costs were classified as long-term liabilities based on our current expectation that we will pay the remaining lease payments over the remaining term of the related leases.

7.	LONG-TERM DEBT AND LINE OF CREDIT

Mortgage Note Payable

In connection with the purchase of our corporate headquarters in June 2003, we recorded a $54.0 million mortgage note payable to a financial institution collateralized by the commercial real property acquired. The balance on the mortgage note payable was $45.5 and $46.5 million as of May 31, 2008 and November 30, 2007, respectively.

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The mortgage note payable carries a fixed annual interest rate of 5.50% and a 20-year amortization. The $34.4 million principal balance that will be remaining at the end of the ten-year term will be due as a final lump sum payment on July 1, 2013. Under the current applicable terms of the mortgage note agreements, we are prohibited from acquiring another company without prior consent from the lender unless we maintain at least $50.0 million of cash or cash equivalents and comply with other non-financial terms as defined in the agreements. As of May 31, 2008, we were in compliance with all covenants in the mortgage note agreements.

Line of Credit

We have a $20.0 million revolving line of credit that matures on June 19, 2009. The revolving line of credit is available for cash borrowings and for the issuance of letters of credit up to $20.0 million. As of May 31, 2008, no borrowings were outstanding under the facility and a $13.0 million irrevocable letter of credit was outstanding, leaving $7.0 million of available credit for additional letters of credit or cash borrowings. The $13.0 million irrevocable letter of credit outstanding was issued in connection with the mortgage note payable. The letter of credit automatically renews for successive one-year periods, until the mortgage note payable has been satisfied in full. The line of credit requires that we maintain a minimum of $40.0 million in unrestricted cash, cash equivalents and short-term investments, net of total current and long-term indebtedness, as well as comply with other non-financial covenants defined in the agreement. As of May 31, 2008, we were in compliance with all covenants in this revolving line of credit.

8.	COMMITMENTS AND CONTINGENCIES

Letters of Credit and Bank Guarantees

In connection with the mortgage note payable, we entered into an irrevocable letter of credit in the amount of $13.0 million. See Note 7. The letter of credit is collateralized by the line of credit and automatically renews for successive one-year periods until the mortgage note payable has been satisfied in full.

In connection with a facility lease, we have an irrevocable letter of credit in the amount of $4.5 million. The letter of credit automatically renews annually for the duration of the lease term, which expires in December 2010. We are subject to certain financial covenants as defined in the letter of credit agreement. As of May 31, 2008, we were in compliance with all covenants in this letter of credit.

As of May 31, 2008, in connection with bank guarantees issued by some of our international subsidiaries, we had $3.8 million of restricted cash, which is included in Other Assets on our Condensed Consolidated Balance Sheets.

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

Operating Commitments

At various locations worldwide, we lease office space and equipment under non-cancelable operating leases with various expiration dates through April 2015. Rental expense was $2.8 and $2.5 million for the three month periods ended May 31, 2008 and 2007, respectively, and $5.3 and $4.8 million for the six month periods ended May 31, 2008 and 2007, respectively.

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

As of May 31, 2008, contractual commitments associated with indebtedness, lease obligations and restructuring were as follows (in thousands):

	Total	Remainder of 2008	2009	2010	2011	2012	Thereafter
Operating commitments:
Debt principal	$45,533	$975	$2,033	$2,148	$2,269	$2,397	$35,711
Debt interest	11,409	1,241	2,400	2,285	2,164	2,036	1,283
Operating leases and others	32,956	6,167	7,993	6,332	4,653	3,218	4,593

Total operating commitments	89,898	8,383	12,426	10,765	9,086	7,651	41,587

Restructuring-related commitments:
Gross lease obligations	19,054	3,140	7,551	7,720	643	—	—
Estimated sublease income	(7,104)	(1,330)	(2,740)	(2,800)	(234)	—	—

Net restructuring-related commitment	11,950	1,810	4,811	4,920	409	—	—

Total commitments	$101,848	$10,193	$17,237	$15,685	$9,495	$7,651	$41,587

Future minimum lease payments under restructured non-cancelable operating leases are included in Accrued Excess Facilities Costs in our Condensed Consolidated Balance Sheets.

The above commitment table does not include approximately $12.1 million of long-term income tax liabilities recorded in accordance with FIN 48 due to the fact that we are unable to reasonably estimate the timing of these potential future payments.

Derivative Instruments

We conduct business in the Americas; Europe, the Middle East and Africa (“EMEA”) and Asia Pacific and Japan (“APJ”). As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or changes in economic conditions in foreign markets. Our sales are generally made in U.S. dollars. We enter into forward contracts with financial institutions to manage our currency exposure related to net assets and liabilities denominated in foreign currencies. These forward contracts are generally settled monthly. Our forward contracts reduce, but do not eliminate, the impact of currency exchange rate movements. We do not enter into derivative financial instruments for trading purposes. Gains and losses on forward contracts are included in Other Income (Expense) in our Condensed Consolidated Statements of Operations. As of May 31, 2008, we had seven outstanding forward contracts with total notional amounts of $74.5 million, which resulted in a net gain of $311,000.

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

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

IPO Allocation Suit

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

Stock Benefit Plans

1996 Stock Option Plan (the “1996 Plan”). As of May 31, 2008, there were 23.9 million shares reserved for grant, 35.4 million shares underlying stock options, 3.5 million shares of restricted stock and 0.8 million shares underlying restricted stock units outstanding under the 1996 Plan. We expect to continue granting a majority of our new equity grants from the reserved shares under this plan until July 31, 2008. On August 1, 2008, the 1996 Plan will be replaced with the 2008 Equity Incentive Plan.

Talarian Stock Option Plans. As of May 31, 2008, there were no shares reserved for grant and approximately 23,000 shares underlying stock options outstanding under the Talarian stock option plans.

2000 Extensibility Stock Option Plan. As of May 31, 2008, no shares were reserved for grant and approximately 23,000 shares underlying stock options outstanding under the 2000 Extensibility Stock Option Plan.

1998 Director Option Plan (the “Director Plan”). As of May 31, 2008, there were 2.0 million shares reserved for grant and 1.3 million shares underlying stock options outstanding under the Director Plan. On August 1, 2008, the Director Plan will be replaced with the 2008 Equity Incentive Plan.

Employee Stock Purchase Program. We issued approximately 0.2 million shares under the Employee Stock Purchase Program (the “ESPP”), representing approximately $1.5 million in employee contributions for the six months ended May 31, 2008. Shares are reserved under the 1996 Plan for future purchases under the ESPP for grants through July 31, 2008. On August 1, 2008, the ESPP will be replaced with the 2008 Employee Stock Purchase Plan.

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

2008 Equity Incentive Plan (the “2008 Plan”). Stockholders approved our 2008 Equity Incentive Plan in April 2008. The 2008 Plan will replace the 1996 Plan and the Director Plan on August 1, 2008. The 1996 Plan and the Director Plan will terminate effective August 1, 2008 and shares that are available under the 1996 Plan and the Director Plan will no longer be available for granting new awards. The 2008 Plan provides for the issuance of up to 16.5 million shares of our common stock less awards granted from the 1996 Plan and the Director Plan from April 17, 2008 through July 31, 2008.

2008 Employee Stock Purchase Plan (the “2008 ESPP”). Stockholders approved our 2008 Employee Stock Purchase Plan in April 2008. The 2008 ESPP will replace the ESPP on August 1, 2008, following the completion of our current offering period. The 2008 ESPP provides for the issuance of up to 10.0 million shares of our common stock.

Stock Options Activities

The summary of stock option activity for the six months ended May 31, 2008, is presented below (in thousands, except per share data):

Stock Options	Number of Shares Underlying Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at November 30, 2007	37,638	$8.27	5.32	$34,162

Granted	2,758	7.74
Exercised	(1,351)	3.76
Forfeited or expired	(2,248)	10.10

Outstanding at May 31, 2008	36,797	$8.29	5.03	$26,420

Vested and expected to vest at May 31, 2008	35,216	$8.30	4.97	$25,977

Exercisable at May 31, 2008	27,975	$8.45	4.61	$22,791

The intrinsic value of exercised stock options is calculated based on the difference between the exercise price and the quoted closing market price of our common stock as of the exercise date. The total intrinsic value of stock options exercised in the six months ended May 31, 2008 and 2007, was $5.1 and $9.7 million, respectively. Upon the exercise of stock options, we issue common stock from our authorized shares. As of May 31, 2008, total unamortized stock-based compensation cost related to unvested stock options was $21.9 million, with the weighted-average recognition period of 2.71 years.

The total realized tax benefits attributable to stock options exercised and vesting of stock awards were $4.7 million in the six months ended May 31, 2008.

Stock Awards Activities

Our nonvested stock awards are comprised of restricted stock and restricted stock units. A summary of the status for nonvested stock awards as of May 31, 2008, and activities during the six months ended May 31, 2008, is presented as follows (in thousands, except per share data):

Nonvested Stock Awards	Restricted Stock	Restricted Stock Units	Total Number of Shares Underlying Stock Awards	Weighted- Average Grant-Date Fair Value
Nonvested at November 30, 2007	2,042	578	2,620	$8.28
Granted	1,864	377	2,241	7.74
Vested	(233)	(86)	(319)	8.65
Forfeited	(136)	(37)	(173)	8.20

Nonvested at May 31, 2008	3,537	832	4,369	7.98

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

We granted approximately 2.2 million shares of nonvested stock awards at no cost to recipients during the six months ended May 31, 2008. As of May 31, 2008, there was $26.2 million of total unrecognized compensation cost related to nonvested stock awards. That cost is expected to be recognized generally on a straight-line basis as the shares vest over three to four years (the weighted-average recognition period of 3.16 years). The total fair value of shares vested pursuant to stock awards during the six months ended May 31, 2008, was $2.8 million.

Stock-Based Compensation

Stock-based compensation cost for the three months ended May 31, 2008 and 2007, was $5.2 and $3.8 million, respectively, and was $10.4 and $7.7 million for the six months ended May 31, 2008 and 2007, respectively, which consisted primarily of stock-based compensation cost related to employee stock options recognized under SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123(R)”). The deferred tax benefit on stock-based compensation expenses for the three months ended May 31, 2008 and 2007, was $1.3 and $0.7 million, respectively, and was $2.5 and $1.4 million for the six months ended May 31, 2008 and 2007, respectively.

We recognized stock-based compensation cost associated with our ESPP on a straight-line basis over each six-month offering period. Employee stock-based compensation associated with ESPP for the six months ended May 31, 2008 and May 31, 2007, was approximately $0.8 and $0.4 million, respectively.

We started granting restricted stock and restricted stock units to employees during the third quarter of fiscal year 2006. Approximately $3.4 million of employee stock-based compensation for the six months ended May 31, 2008, and $1.3 million of employee stock-based compensation for the six months ended May 31, 2007, was related to restricted stock and restricted stock units.

Assumptions for Estimating Fair Value of Stock-Based Awards

We selected the Black-Scholes option pricing model as the most appropriate model for determining the estimated fair value for stock-based awards. The following table summarizes the assumptions used to value stock options granted in the respective periods:

	Three Months Ended May 31,		Six Months Ended May 31,
	2008	2007	2008	2007
Stock Option Grants:
Expected term of stock options (years)	4.9	4.6	4.6 -4.9	4.4 -4.6
Risk-free interest rate	2.90%	4.64%	2.90-3.00%	4.64-4.68%
Expected volatility	48%	39%	48%	39%
Weighted-average grant-date fair value (per share)	$3.47	$3.55	$3.45	$3.55
ESPP:
Expected term of ESPP (years)	N/A	N/A	0.5	0.5
Risk-free interest rate	N/A	N/A	2.20%	5.16%
Expected volatility	N/A	N/A	54%	34%
Weighted-average grant-date fair value (per share)	N/A	N/A	$2.39	$2.35

11.	COMPREHENSIVE INCOME

Our comprehensive income includes net income and other comprehensive income (loss), which consists of unrealized gains and losses on available-for-sale securities and cumulative translation adjustments. A summary of the comprehensive income for the periods indicated is as follows (in thousands):

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

	Three Months Ended May 31,		Six Months Ended May 31,
	2008	2007	2008	2007
Net income, as reported	$3,493	$9,218	$9,007	$19,609
Other comprehensive income (loss):
Unrealized gain (loss) on investments, net of tax	(934)	(716)	(184)	(364)
Foreign currency translation adjustment, net of tax	3,654	3,449	4,523	1,301

Comprehensive income	$6,213	$11,951	$13,346	$20,546

The balances of each component of accumulated other comprehensive income, net of taxes, as of May 31, 2008 and November 30, 2007, consist of the following (in thousands):

	Unrealized Gain (Loss) in Available-for-Sale Securities	Foreign Currency Translation	Accumulated Other Comprehensive Income
Balance as of November 30, 2007	$357	$32,636	$32,993
Net change during six month period	(184)	4,523	4,339

Balance as of May 31, 2008	$173	$37,159	$37,332

12.	MINORITY INTEREST

In the first quarter of fiscal year 2007, we established a joint venture in South Africa, TS Innovations Limited (“Innovations”), with a local South Africa corporation, to assist with our sales efforts as well as to provide consulting services and training to our customers in the Sub-Saharan Africa region. For the six months ended May 31, 2008, Innovations had total assets of $1.1 million and total revenues of $2.4 million. As of May 31, 2008, we owned a 74.9% interest in the joint venture. Because of our majority interest in Innovations, our Condensed Consolidated Financial Statements include the balance sheets, results of operations and cash flows of Innovations, net of intercompany charges. We therefore eliminated 25.1% of the financial results that pertain to the minority interest of Innovations; this eliminated amount was reported as a separate line in our Condensed Consolidated Statements of Operations and Balance Sheets.

13.	PROVISION FOR INCOME TAXES

The effective tax rate of 31.6% for the three months ended May 31, 2008, differs from the statutory rate of 35% primarily due to the benefits resulting from the reorganization of certain foreign entities, lower foreign taxes and research and development credits which were partially offset by the impact of certain stock compensation charges under SFAS No. 123(R) and state income taxes. The effective tax rate of 41.6% for the three months ended May 31, 2007, differs from the statutory rate of 35% primarily due to the tax impact of certain stock compensation charges under SFAS No. 123(R), state income taxes and additional U.S. taxes on repatriated U.K. earnings which were partially offset by research and development credits.

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

As a result of the adoption of FIN 48, we reduced the liability for net unrecognized tax benefits by $0.6 million and accounted for this as a cumulative-effect adjustment recorded as an increase to the December 1, 2007, balance of retained earnings. The total amount of gross unrecognized tax benefit as of the date of adoption was $33.8 million, of which $11.5 million would affect the effective tax rate if realized. We historically classified unrecognized tax benefits in current income taxes payable. In implementing FIN 48, we have reclassified $6.8 million from current income taxes payable to long-term income tax liabilities. We have also grossed-up our long-term income tax liabilities by $5.4 million with a corresponding increase to our deferred tax assets.

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

During the second quarter of fiscal 2008, the amount of gross unrecognized tax benefits was increased by approximately $1.6 million. The total amount of gross unrecognized tax benefits was $35.7 million as of May 31, 2008, of which $13.1 million would affect the effective tax rate if realized. We do not expect any significant changes to the amount of unrecognized tax benefit within the next twelve months.

Upon adoption of FIN 48, we have elected to include interest expense and penalties accrued on unrecognized tax benefits as a component of our income tax expense. This is consistent with our policy prior to the adoption of FIN 48. As of the date of adoption of FIN 48, we had accrued $1.0 million for interest and penalties. There was no material change to this amount as of May 31, 2008.

We are subject to routine corporate income tax audits in the United States and foreign jurisdictions. The statute of limitations for our fiscal years 1997 through 2007 remains open for U.S. purposes. Most foreign jurisdictions have statute of limitations that range from three to six years.

We make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes.

As part of the process of preparing our Condensed Consolidated Financial Statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our current tax exposure under the most recent tax laws and assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in our Condensed Consolidated Balance Sheets.

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

The following table sets forth the computation of basic and diluted net income per share for the periods indicated (in thousands, except per share data):

	Three Months Ended May 31,		Six Months Ended May 31,
	2008	2007	2008	2007
Net income	$3,493	$9,218	$9,007	$19,609

Weighted-average shares of common stock used to compute basic net income per share (excluding unvested restricted stock)	182,078	204,575	184,197	206,487
Effect of dilutive common stock equivalents:
Stock options to purchase common stock	3,438	6,910	3,466	7,239
Restricted common stock awards	474	400	365	371

Weighted-average shares of common stock used to compute diluted net income per share	185,990	211,885	188,028	214,097

Basic net income per share	$0.02	$0.05	$0.05	$0.09

Diluted net income per share	$0.02	$0.04	$0.05	$0.09

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The following potential common stock equivalents are not included in the diluted net income per share calculation above, because their effect was anti-dilutive for the periods indicated (in thousands):

	Three Months Ended May 31,		Six Months Ended May 31,
	2008	2007	2008	2007
Stock options to purchase common stock	21,662	13,080	21,844	12,881
Restricted common stock awards	529	—	266	—

Total anti-diluted common stock equivalents	22,191	13,080	22,110	12,881

15.	SEGMENT INFORMATION

We operate our business in one operating segment: the development and marketing of a suite of infrastructure software. Our chief operating decision maker is our Chief Executive Officer, who reviews financial information presented on a consolidated basis for purposes of making operating decisions and assessing financial performance.

Our revenue by geographic region, based on the location at which each sale originates, is summarized as follows (in thousands):

	Three Months Ended May 31,		Six Months Ended May 31,
	2008	2007	2008	2007
Americas:
United States	$65,958	$56,496	$140,612	$111,798
Other Americas	4,295	2,758	6,561	5,016

Total Americas	70,253	59,254	147,173	116,814

EMEA:
United Kingdom	16,075	16,549	31,198	35,343
Other EMEA	47,512	34,666	87,894	74,419

Total EMEA	63,587	51,215	119,092	109,762

APJ	16,192	20,048	30,345	29,595

	$150,032	$130,517	$296,610	$256,171

No customer accounted for more than 10% of total revenue for the three and six months ended May 31, 2008 and 2007, respectively. No customer had a balance in excess of 10% of our net accounts receivable on May 31, 2008, or November 30, 2007.

Our property and equipment by major country are summarized as follows (in thousands):

	May 31, 2008	November 30, 2007
Property and equipment, net:
United States	$100,124	$102,044
United Kingdom	2,857	3,435
Other	5,103	5,911

	$108,084	$111,390

16.	STOCK REPURCHASE PROGRAMS

In April 2007, our Board of Directors approved a stock repurchase program pursuant to which we may repurchase up to $300.0 million of our outstanding common stock from time to time in the open market or through privately negotiated transactions. In April 2008, our Board of Directors approved a new stock repurchase program pursuant to which we may repurchase up to $300.0 million of our outstanding common stock. In connection with the approval of the April 2008 stock repurchase program, the April 2007 stock repurchase program was terminated and the remaining authorized amount of $69.6 million under the April 2007 stock repurchase program was canceled.

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

All repurchased shares of common stock have been retired. The following table summarizes the activities under the stock repurchase programs for the periods indicated (in thousands, except per share data):

	Three Months Ended May 31,		Six Months Ended May 31,
	2008	2007	2008	2007
Cash used for repurchases	$40,375	$100,963	$85,647	$142,777

Shares repurchased	5,189	11,067	11,355	15,545

Average price per share	$7.78	$9.12	$7.54	$9.18

In connection with the repurchase activities during the six months ended May 31, 2008, we classified $37.3 million of the excess purchase price over the par value of our common stock to retained earnings and $48.4 million to additional paid-in capital.

17.	SUBSEQUENT EVENTS

Insightful Corporation

On June 19, 2008, we entered into an agreement to acquire Insightful Corporation (“Insightful”), a publicly held company and a provider of statistical data analysis and data mining solutions software. Pursuant to an Agreement and Plan of Merger (the “Insightful Merger Agreement”), we will acquire all the outstanding equity of Insightful and will assume the options granted under Insightful’s 2001 Stock Option and Incentive Plan. This transaction is valued at approximately $25.0 million in which Insightful stockholders will receive cash. Pursuant to the Insightful Merger Agreement, each outstanding and unexercised option under Insightful’s 2001 Stock Option and Incentive Plan will be converted into an option to purchase our common stock based on the option exchange ratio set forth in the Insightful Merger Agreement. In general, the total fair value of the unvested assumed options will be classified as stock-based compensation and expensed over the remaining vesting period of the underlying awards while the fair value of the vested assumed options will be included in the purchase price. Upon successful completion of the acquisition, we will also assume facility leases in and outside of the U.S. and liabilities and commitments of Insightful. Management will evaluate the purchase price allocation following consummation of the transaction.

Syndera Corporation

On July 8, 2008, we acquired certain assets of Syndera Corporation, a provider of real-time business intelligence software. The total purchase price was approximately $1.0 million paid in cash. Management is in the process of finalizing the purchase price allocation.

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

TIBCO Products and Services

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

Services

Professional Services

Our professional services offerings include a wide range of consulting services such as systems planning and design, installation and systems integration for the rapid deployment of TIBCO products. We offer our professional services with the initial deployment of our products as well as on an ongoing basis to address the continuing needs of our customers. Our professional services staff is located throughout the Americas, EMEA and APJ enabling us to perform installations and respond to customer demands rapidly across our global customer base. Many of our professional services employees have advanced degrees, substantial TIBCO experience and industry expertise in systems architecture and design, as well as domain expertise in financial services, telecommunications, manufacturing, energy, logistics, healthcare and other industries.

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

In addition to support teams around the globe, we have a customer support website that provides our customers with the ability to submit service requests, receive confirmation that a service request has been opened and obtain current status on these requests. Additionally, the customer support website provides access to our support procedures, escalation numbers and late breaking news. Late breaking news is used to provide updates and new information about our products. It also provides customers with information on generally known problems and suggested solutions or workarounds that may be available.

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

First-year maintenance typically is sold with the related software license and renewed on an annual basis thereafter. Maintenance revenue is determined based on vendor-specific objective evidence of fair value and amortized over the term of the maintenance contract, typically 12 months. Consulting and training revenues are typically recognized as the services are performed, usually on a time and materials basis. Such services primarily consist of implementation services related to the installation of our products and generally do not include significant customization to, or development of, the underlying software code.

Our revenue is generally derived from a diverse customer base. No single customer represented greater than 10% of total revenue for the three and six months ended May 31, 2008 or 2007. As of May 31, 2008, no single customer had a balance in excess of 10% of our net accounts receivable. We establish allowances for doubtful accounts based on our evaluation of collectibility and an allowance for returns and discounts based on historical experience.

CRITICAL ACCOUNTING POLICIES, JUDGMENTS AND ESTIMATES

The discussion and analysis of our financial condition and results of operations is based upon our Condensed Consolidated Financial Statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America. The preparation of these financial statements requires us to make estimates, assumptions and judgments that can have significant impact on the reported amounts of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of our financial statements. We base our estimates, assumptions and judgments on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. On a regular basis we evaluate our estimates, assumptions and judgments and make changes accordingly. We also discuss our critical accounting estimates with the Audit Committee of our Board of Directors.

We believe that the estimates, assumptions and judgments involved in revenue recognition; allowances for doubtful accounts, returns and discounts; stock-based compensation; valuation and impairment of investments; impairment of goodwill, intangible assets and long-lived assets; restructuring and integration costs; and accounting for income taxes have the greatest potential impact on our Condensed Consolidated Financial Statements, so we consider these to be our critical accounting policies. Historically, our estimates, assumptions and judgments relative to our critical accounting policies have not differed materially from actual results. The critical accounting estimates associated with these policies are described in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operation” of our Annual Report on Form 10-K filed with the SEC on January 25, 2008.

RECENT ACCOUNTING PRONOUNCEMENTS

Recent accounting pronouncements are detailed in Note 2 to our Condensed Consolidated Financial Statements.

RESULTS OF OPERATIONS

For purposes of presentation, we have indicated the second quarter of fiscal years 2008 and 2007 as ended on May 31, 2008 and 2007, respectively; whereas in fact, the second quarter of fiscal years 2008 and 2007 actually ended on June 1, 2008 and June 3, 2007, respectively. All amounts presented in the tables in the following sections on Results of Operations are stated in thousand of dollars, except for percentages and unless otherwise stated.

The following table sets forth the components of our Results of Operations as percentages of total revenue for the periods indicated:

	Three Months Ended May 31,		Six Months Ended May 31,
	2008	2007	2008	2007
Revenue:
License revenue	38%	42%	39%	42%
Service and maintenance revenue:
Service and maintenance	60	57	60	57
Reimbursable expenses	2	1	1	1

Total service and maintenance revenue	62	58	61	58

Total revenue	100	100	100	100

Cost of revenue:
License	5	4	5	3
Service and maintenance	25	24	25	24

Total cost of revenue	30	28	30	27

Gross profit	70	72	70	73
Operating expenses:
Research and development	18	17	18	17
Sales and marketing	38	36	37	35
General and administrative	9	9	9	10
Amortization of acquired intangible assets	3	2	3	2

Total operating expenses	68	64	67	64

Income from operations	2	8	3	9
Interest income	1	4	2	5
Interest expense	—	—	—	—
Other income (expense), net	—	—	—	(1)

Income before provision for income taxes and minority interest	3	12	5	13
Provision for income taxes	1	5	2	5
Minority interest, net of tax	—	—	—	—

Net income	2%	7%	3%	8%

In June 2007, we acquired Spotfire, a leading provider of next-generation business intelligence software, which is now part of our Business Optimization product family. Our Consolidated Results of Operations have included incremental revenue and costs related to the Spotfire operations since the date of acquisition.

With the acquisition of Spotfire, TIBCO gained approximately 200 employees, based primarily in the United States and Sweden. In connection with the acquisition, we have incurred additional expenses, including amortization of intangible assets and acquired technology; stock-based compensation; personnel and related costs; facility and infrastructure costs; and other charges.

Total Revenue

Our total revenue consisted primarily of license, consulting and maintenance fees from our customers and partners.

	Three Months Ended May 31,			Six Months Ended May 31,
	2008	2007	Change	2008	2007	Change
Total revenue	$150,032	$130,517	15%	$296,610	$256,171	16%

Total revenue for the second quarter of fiscal year 2008, compared to the same quarter last year, increased by $19.5 million or 15%. The increase was comprised of a $16.7 million or 22% increase in service and maintenance revenue and a $2.8 million or 5% increase in license revenue. Total revenue for the first half of fiscal year 2008, compared to the same period last year, increased by $40.4 million or 16%.

For the first half of fiscal year 2008, we experienced growth in total revenue in the Americas and EMEA, compared to the same period last year. See Note 15 to our Condensed Consolidated Financial Statements for amounts of total revenue by region. The percentages of total revenue from the geographic regions are summarized as follows:

	Three Months Ended May 31,		Six Months Ended May 31,
	2008	2007	2008	2007
Americas	47%	46%	49%	46%
EMEA	43	39	41	43
APJ	10	15	10	11

	100%	100%	100%	100%

License Revenue and Cost

	Three Months Ended May 31,			Six Months Ended May 31,
	2008	2007	Change	2008	2007	Change
License revenue	$57,696	$54,926	5%	$115,449	$107,111	8%
As percent of total revenue	38%	42%		39%	42%
Cost of license revenue	$7,484	$4,730	58%	$14,764	$8,801	68%
As percent of total revenue	5%	4%		5%	3%
As percent of license revenue	13%	9%		13%	8%

License revenue increased $2.8 million or 5% in the second quarter of fiscal year 2008, compared to the same quarter last year, and increased $8.3 million or 8% in the first half of fiscal year 2008 compared to the same period last year. The increase was primarily due to increased revenue in the Americas and EMEA, as well as revenue attributable to the Spotfire acquisition.

Our license revenue in the second quarter of fiscal years 2008 and 2007, was derived from the following three product lines: SOA, Business Optimization and BPM. The approximate percentages of total license revenue for 2008 were 51% from SOA, 31% from Business Optimization and 18% from BPM. The approximate percentages of total license revenue for 2007 were 71% from SOA, 13% from Business Optimization and 16% from BPM. The fiscal year 2008 increase in the percentage of license revenue derived from Business Optimization was primarily attributable to the Spotfire acquisition.

Our license revenue in any particular period is dependent upon the timing and number of license deals and their relative size. Selected data about our license revenue deals recognized for the respective periods is summarized as follows:

	Three Months Ended May 31,		Six Months Ended May 31,
	2008	2007	2008	2007
Number of license deals of $1.0 million or more	7	12	21	25
Number of license deals over $0.1 million	91	73	178	148
Average size of license deals over $0.1 million (in millions)	$0.6	$0.7	$0.6	$0.7

We currently expect the number of license transactions over $100,000 to increase for the remainder of fiscal year 2008.

Cost of license revenue mainly consisted of royalty costs and amortization of developed technology acquired through corporate acquisitions. Cost of license revenue increased by $2.8 million or 58% for the second quarter of fiscal year 2008, compared to the same quarter last year. The increase in absolute dollars in cost of license revenue for the second quarter of fiscal year 2008, compared to the same quarter last year, resulted primarily from an increase of $2.6 million in amortization expenses associated with acquired technologies as well as an increase of $0.2 million in royalty costs.

For the first half of fiscal year 2008, compared to the same period last year, cost of license revenue increased by $6.0 million or 68%. The increase in absolute dollars in cost of license revenue for the first half of fiscal year 2008, compared to the same period last year, resulted primarily from an increase of $5.0 million in amortization expenses associated with acquired technologies as well as an increase of $1.0 million in royalty costs. The amount of royalty cost we incur is primarily dependent on the mix of products that we sell and will fluctuate from time to time.

Service and Maintenance Revenue and Cost

	Three Months Ended May 31,			Six Months Ended May 31,
	2008	2007	Change	2008	2007	Change
Service and maintenance revenue	$92,336	$75,591	22%	$181,161	$149,060	22%
As percent of total revenue	62%	58%		61%	58%
Cost of service and maintenance	$38,088	$31,756	20%	$73,858	$62,584	18%
As percent of total revenue	25%	24%		25%	24%
As percent of service and maintenance revenue	41%	42%		41%	42%

Service and maintenance revenue increased $16.7 million or 22% for the second quarter of fiscal year 2008, compared to the same quarter last year. For the first half of fiscal year 2008, service and maintenance revenue increased $32.1 million or 22%, compared to the same period last year. These increases were primarily due to growth in our installed software base and contribution from Spotfire.

Cost of service and maintenance consists primarily of compensation for professional services, customer support personnel and third-party contractors and associated expenses related to providing consulting services.

The cost of service and maintenance increased by $6.3 million or 20% for the second quarter of fiscal year 2008, compared to the same quarter last year. The increase in absolute dollars for the second quarter of fiscal year 2008, compared to the same quarter last year, resulted primarily from a $4.0 million increase in employee-related expenses, a $1.1 million increase in subcontractors costs, a $0.9 million increase in travel expenses and a $0.3 million increase in facilities expenses. The increases in employee-related expenses and subcontractors costs were primarily due to an increase in services projects.

Cost of service and maintenance increased $11.3 million or 18% for the first half of fiscal year 2008, compared to the same period last year. The increase in absolute dollars for the first half of fiscal year 2008, compared to the same period last year, resulted primarily from a $7.0 million increase in employee-related expenses, a $2.4 million increase in subcontractors costs, a $1.1 million increase in travel expenses and a $0.6 million increase in facilities expenses. The increases in employee-related expenses and subcontractors costs were primarily due to an increase in services projects.

Research and Development Expenses

Research and development expenses consisted primarily of employee-related expenses, including salary, bonus, benefits, stock-based compensation expenses, recruiting expense and office support, third-party contractor fees and related costs associated with the development and enhancement of our products.

	Three Months Ended May 31,			Six Months Ended May 31,
	2008	2007	Change	2008	2007	Change
Research and development expenses	$26,756	$21,997	22%	$52,210	$43,012	21%
As percent of total revenue	18%	17%		18%	17%

Research and development expenses for the second quarter of fiscal year 2008 increased by $4.8 million or 22%, compared to the same quarter last year, resulting primarily from a $3.6 million increase in employee-related expenses, a $0.5 million increase in contractor expenses, a $0.3 million increase in facilities expenses and a $0.3 million increase in travel expenses. The increase in employee-related expenses was primarily due to an increase in headcount as a result of the Spotfire acquisition.

For the first half of fiscal year 2008, compared to the same period last year, research and development expenses increased by $9.2 million or 21%, resulting primarily from an increase of $6.8 million in employee-related expenses, a $1.1 million increase in contractor expenses, a $0.7 million increase in facilities expenses and a $0.5 million increase in travel expenses. The increase in employee-related expenses was primarily due to an increase in headcount as a result of the Spotfire acquisition.

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

	Three Months Ended May 31,			Six Months Ended May 31,
	2008	2007	Change	2008	2007	Change
Sales and marketing expenses	$56,454	$46,433	22%	$110,842	$89,382	24%
As percent of total revenue	38%	36%		37%	35%

The $10.0 million or 22% increase in sales and marketing expenses for the second quarter of fiscal year 2008, compared to the same quarter last year, was primarily due to a $7.3 million increase in employee-related expenses, a $1.0 million increase in referral fees, a $0.6 million increase in marketing programs and a $0.4 million increase in travel expenses. The increase in employee-related expenses was due mainly to an increase in headcount as well as an increase in sales commissions associated with an increase in revenue. A significant portion of the additional headcount is related to the Spotfire acquisition.

The $21.5 million or 24% increase in sales and marketing expenses for the first half of fiscal year 2008, compared to the same period last year, was primarily due to a $15.9 million increase in employee-related expenses, a $2.3 million increase in marketing programs, a $1.2 million increase in travel expenses and a $1.1 million increase in referral fees. The increase in employee-related expenses was mainly due to an increase in headcount as well as an increase in sales commissions associated with an increase in revenue. A significant portion of the additional headcount is related to the acquisition of Spotfire.

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

	Three Months Ended May 31,			Six Months Ended May 31,
	2008	2007	Change	2008	2007	Change
General and administrative expenses	$12,991	$12,113	7%	$26,789	$24,865	8%
As percent of total revenue	9%	9%		9%	10%

General and administrative expenses increased by $0.9 million or 7% for the second quarter of fiscal year 2008, compared to the same quarter last year, primarily due to a $0.9 million increase in employee-related expenses. The increase in employee-related expenses was primarily due to a $0.5 million increase in benefits and a $0.4 million increase in stock-based compensation.

The $1.9 million or 8% increase in general and administrative expenses for the first half of fiscal year 2008, compared to the same period last year, was primarily due to a $2.3 million increase in employee-related expenses, which was partially offset by a $0.4 million decrease in fees and charges. The increase in employee-related expenses was mainly due to a $1.0 million increase in benefits and a $0.9 million increase in stock-based compensation.

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

	Three Months Ended May 31,			Six Months Ended May 31,
	2008	2007	Change	2008	2007	Change
Amortization of acquired intangible assets:
Cost of revenue	$3,982	$1,409		$7,799	$2,811
Operating expenses	4,235	2,472		8,375	4,942

Total amortization of acquired intangible assets	$8,217	$3,881	112%	$16,174	$7,753	109%

As percent of total revenue	5%	3%		5%	3%

The increases in amortization expenses for the second quarter and the first half of fiscal year 2008, compared to the same quarter and the same period last year, were primarily due to the additional amortization related to intangible assets acquired in the acquisition of Spotfire in the third quarter of fiscal year 2007.

Stock-Based Compensation

The stock-based compensation cost is included in the Condensed Consolidated Statements of Operations corresponding to the same functional lines as cash compensation paid to the same employees, as follows:

	Three Months Ended May 31,			Six Months Ended May 31,
	2008	2007	Change	2008	2007	Change
Stock-based compensation, included in:
Cost of license	$9	$11		$17	$19
Cost of service and maintenance	723	566		1,310	1,039

Total in cost of revenue	732	577		1,327	1,058

Research and development	1,256	925		2,275	1,793
Sales and marketing	1,677	1,150		3,407	2,370
General and administrative	1,546	1,109		3,352	2,476

Total in operating expenses	4,479	3,184		9,034	6,639

Total stock-based compensation	$5,211	$3,761	39%	$10,361	$7,697	35%

As percent of total revenue	3%	3%		3%	3%

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

Interest Income

	Three Months Ended May 31,			Six Months Ended May 31,
	2008	2007	Change	2008	2007	Change
Interest income	$2,244	$5,716	(61)%	$5,502	$12,106	(55)%
As percent of total revenue	1%	4%		2%	5%

The decreases in interest income in the second quarter and the first half of fiscal year 2008, compared to the same quarter and the same period last year, were primarily due to lower average investment portfolio balances primarily as a result of the use of cash for the Spotfire acquisition and our stock repurchase program, as well as lower returns due to our mix of investments.

Interest Expense

	Three Months Ended May 31,			Six Months Ended May 31,
	2008	2007	Change	2008	2007	Change
Interest expense	$876	$645	36%	$1,718	$1,013	70%
As percent of total revenue	—%	—%		—%	—%

Interest expense was primarily related to a $54.0 million mortgage note issued in connection with the purchase of our corporate headquarters. The mortgage note payable carries a 20-year amortization, and in the second quarter of fiscal year 2007, we amended the mortgage note payable such that it now carries a fixed annual interest rate of 5.50%. The balance of the mortgage note as of May 31, 2008, was $45.5 million. The $34.4 million principal balance that will be remaining at the end of the 10-year term will be due as a final lump sum payment on July 1, 2013. See Note 7 to our Condensed Consolidated Financial Statements for further detail on the mortgage note payable.

The increase in interest expense for the first half of fiscal year 2008, compared to the same period last year, was primarily due to a release of a transaction tax reserve in 2007 (which resulted in decreased interest expense) in connection with a favorable tax ruling.

Other Income (Expense), Net

Other income (expense) included realized gains and losses on investments, foreign exchange gain (loss) and other miscellaneous income and expense items.

	Three Months Ended May 31,			Six Months Ended May 31,
	2008	2007	Change	2008	2007	Change
Other income (expense), net:
Foreign exchange gain (loss)	$(208)	$(163)		$(251)	$(1,636)
Realized gain (loss) on short-term investments	—	(199)		278	(128)
Other income (expense), net	2	60		5	197

Total other income (expense), net	$(206)	$(302)	(32)%	$32	$(1,567)	(102)%

As percent of total revenue	—%	—%		—%	(1)%

The increase in other income (expense) in absolute dollars for the first half of fiscal year 2008, compared to the same period last year, was primarily due to unfavorable exchange rate movements on certain foreign currency transactions in the first quarter of fiscal year 2007.

Provision for Income Taxes

	Three Months Ended May 31,			Six Months Ended May 31,
	2008	2007	Change	2008	2007	Change
Provision for income taxes	$1,641	$6,561	(75)%	$4,474	$12,484	(64)%
Effective tax rate	32%	42%		33%	39%

The effective tax rate of 31.6% for the three months ended May 31, 2008, differs from the statutory rate of 35% primarily due to the benefits resulting from the reorganization of certain foreign entities, lower foreign taxes and research and development credits which were partially offset by the impact of certain stock compensation charges under SFAS No. 123(R) and state income taxes. The effective tax rate of 41.6% for the three months ended May 31, 2007, differs from the statutory rate of 35% primarily due to the tax impact of certain stock compensation charges under SFAS No. 123(R), state income taxes and additional U.S. taxes on repatriated U.K. earnings, which were partially offset by research and development credits.

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

As a result of the adoption of FIN 48, we reduced the liability for net unrecognized tax benefits by $0.6 million and accounted for this as a cumulative-effect adjustment recorded as an increase to the December 1, 2007, balance of retained earnings. The total amount of gross unrecognized tax benefit as of the date of adoption was $33.8 million, of which $11.5 million would affect the effective tax rate if realized. We historically classified unrecognized tax benefits in current income taxes payable. In implementing FIN 48, we have reclassified $6.8 million from current income taxes payable to long-term income tax liabilities. We have also grossed-up our long-term income tax liabilities by $5.4 million with a corresponding increase to our deferred tax assets.

During the second quarter of fiscal 2008, the amount of gross unrecognized tax benefits was increased by approximately $1.6 million. The total amount of gross unrecognized tax benefits was $35.7 million as of May 31, 2008, of which $13.1 million would affect the effective tax rate if realized. We do not expect any significant changes to the amount of unrecognized tax benefit within the next twelve months.

Upon adoption of FIN 48, we have elected to include interest expense and penalties accrued on unrecognized tax benefits as a component of our income tax expense. This is consistent with our policy prior to the adoption of FIN 48. As of the date of adoption of FIN 48, we had accrued $1.0 million for interest and penalties. There was no material change to this amount as of May 31, 2008.

We are subject to routine corporate income tax audits in the United States and foreign jurisdictions. The statute of limitations for our fiscal years 1997 through 2007 remains open for U.S. purposes. Most foreign jurisdictions have statute of limitations that range from three to six years.

We make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes.

As part of the process of preparing our Condensed Consolidated Financial Statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our current tax exposure under the most recent tax laws and assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in our Condensed Consolidated Balance Sheets.

Minority Interest, Net of Tax

Minority interest represents the portion of net income belonging to minority stockholders of our consolidated subsidiaries.

	Three Months Ended May 31,			Six Months Ended May 31,
	2008	2007	Change	2008	2007	Change
Minority interest, net of tax	$52	$6	767%	$107	$18	494%
As percent of total revenue	—%	—%		—%	—%

Minority Interest is detailed in Note 12 to our Condensed Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

Current Cash Flows

As of May 31, 2008, we had cash, cash equivalents and short-term investments totaling $278.1 million, representing an increase of $12.4 million from November 30, 2007. Our total cash and cash equivalents balance was $244.9 million as of May 31, 2008. As of May 31, 2008, our short-term available-for-sale investments totaled $33.2 million, primarily consisting of high grade corporate bonds, U.S. government debt, asset-backed and mortgage-backed securities.

Net cash provided by operating activities for the six months ended May 31, 2008, was $92.3 million, resulting from net income of $9.0 million, adjusted for $24.7 million in non-cash charges and $58.6 million net change in assets and liabilities. The non-cash charges included depreciation and amortization, stock-based compensation and tax benefits related to stock benefit plans, less deferred income tax and excess tax benefits from stock-based compensation recorded in financing activities. Net change in assets and liabilities included a decrease in accounts receivable due to significant cash collections for the first half of fiscal year 2008, resulting from strong revenue in the fourth quarter of fiscal year 2007, a decrease in prepaid expenses and other assets, an increase in accounts payable and an increase in deferred revenue, which were partially offset by a decrease in accrued liabilities and excess facilities costs.

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

Net cash provided by investing activities was $57.6 million for the six months ended May 31, 2008, resulting primarily from $62.3 million in net sales of short-term investments, which was partially offset by $4.8 million in capital expenditures. In addition, we used part of the net proceeds from sales of short-term investments to finance our stock repurchase program.

Net cash used for financing activities was $76.1 million for the six months ended May 31, 2008, resulting primarily from our $85.6 million repurchase of shares of our common stock in the open market, $0.9 million payment of long-term debt and $0.7 million withholding taxes related to restricted stock net share settlement, less $6.6 million cash received from the exercise of stock options and the sale of our common stock under our ESPP, and $4.6 million excess tax benefits from stock-based compensation in accordance with the requirements of SFAS No. 123(R).

In April 2008, our Board of Directors approved a new stock repurchase program pursuant to which we may repurchase up to $300.0 million of our outstanding common stock from time to time in the open market or through privately negotiated transactions. In connection with the approval of the April 2008 stock repurchase program, the April 2007 stock repurchase program was terminated, and the remaining authorized amount of $69.6 million under the April 2007 stock repurchase program was canceled. In the second quarter of 2008, we repurchased approximately 5.2 million shares of our outstanding common stock at an average price of $7.78 per share pursuant to the program. As of May 31, 2008, the remaining authorized amount under the April 2008 stock repurchase program was $259.6 million.

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

We value our cash and investment instruments by using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. The types of instruments valued based on quoted market prices in active markets include most U.S. government and agency securities, sovereign government obligations, and money market securities. We do not adjust the quoted price for such instruments. The types of instruments valued based on quoted prices in markets that are not active, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency include investment-grade corporate bonds, mortgage-backed and asset-backed products, state, municipal and provincial obligations. The price for each security at the measurement date is derived from various sources. Periodically, management assesses the reasonableness of these sourced prices by comparing them to the prices provided by our portfolio managers to derive the fair value of these financial instruments. Historically, we have not experienced significant deviation between the sourced prices and our portfolio managers prices. Management assesses the inputs of the pricing in order to categorize the financial instruments into the appropriate hierarchy levels.

Commitments

In June 2003, we purchased our corporate headquarters with a $54.0 million mortgage note to lower our operating costs. The mortgage note payable carries a 20-year amortization and, as amended in the second quarter of fiscal year 2007, a fixed annual interest rate of 5.50%. The principal balance of $34.4 million that will be remaining at the end of the 10-year term will be due as a final lump sum payment on July 1, 2013. Under the applicable terms of the mortgage note agreements, we are prohibited from acquiring another company without prior consent from the lender unless we maintain at least $50.0 million of cash or cash equivalents and comply with other non-financial terms as defined in the agreements. We were in compliance with all covenants as of May 31, 2008.

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

We have a $20.0 million revolving line of credit that matures on June 19, 2009. The revolving line of credit is available for cash borrowings and for the issuance of letters of credit up to $20.0 million. As of May 31, 2008, no borrowings were outstanding under the facility and a $13.0 million irrevocable letter of credit was outstanding, leaving $7.0 million of available credit for additional letters of credit or cash borrowings. The $13.0 million irrevocable letter of credit outstanding was issued in connection with the mortgage note payable. The letter of credit automatically renews for successive one-year periods, until the mortgage note payable has been satisfied in full. The line of credit requires that we maintain a minimum of $40.0 million in unrestricted cash, cash equivalents and short-term investments, net of total current and long-term indebtedness, as well as comply with other non-financial covenants defined in the agreement. As of May 31, 2008, we were in compliance with all covenants under the revolving line of credit.

As of May 31, 2008, we had $3.8 million in restricted cash in connection with bank guarantees issued by some of our international subsidiaries. The cash collateral is presented as restricted cash and included in Other Assets in our Condensed Consolidated Balance Sheets.

As of May 31, 2008, our contractual commitments associated with indebtedness, lease obligations and restructuring are as follows (in thousands):

	Total	Remainder of 2008	2009	2010	2011	2012	Thereafter
Operating commitments:
Debt principal	$45,533	$975	$2,033	$2,148	$2,269	$2,397	$35,711
Debt interest	11,409	1,241	2,400	2,285	2,164	2,036	1,283
Operating leases and others	32,956	6,167	7,993	6,332	4,653	3,218	4,593

Total operating commitments	89,898	8,383	12,426	10,765	9,086	7,651	41,587

Restructuring-related commitments:
Gross lease obligations	19,054	3,140	7,551	7,720	643	—	—
Estimated sublease income	(7,104)	(1,330)	(2,740)	(2,800)	(234)	—	—

Net restructuring-related commitment	11,950	1,810	4,811	4,920	409	—	—

Total commitments	$101,848	$10,193	$17,237	$15,685	$9,495	$7,651	$41,587

Future minimum lease payments under restructured non-cancelable operating leases are included in Accrued Excess Facilities Costs in our Condensed Consolidated Balance Sheets.

The above commitment table does not include approximately $12.1 million of long-term income tax liabilities recorded in accordance with FIN 48 due to the fact that we are unable to reasonably estimate the timing of these potential future payments.

Indemnification

Our indemnification obligations are detailed in Note 8 to our Condensed Consolidated Financial Statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to the impact of foreign currency fluctuations, interest rate changes and uncertainties in the credit market.

FOREIGN CURRENCY RISK

We conduct business in the Americas, EMEA and APJ. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or changes in economic conditions in foreign markets. Our sales are generally made in U.S. dollars; a strengthening of the dollar could make our products less competitive. We enter into forward contracts with financial institutions to manage our currency exposure related to net assets and liabilities denominated in foreign currencies. These forward contracts are generally settled monthly. We do not enter into derivative financial instruments for trading purposes. As of May 31, 2008, we had seven outstanding forward contracts with total notional amounts of $74.5 million that resulted in a net gain of $311,000.

We are also exposed to foreign exchange rate fluctuations as we convert the financial statements of our foreign subsidiaries into U.S. dollars in consolidation. If there is a change in foreign currency exchange rates, the conversion of the foreign subsidiaries’ financial statements into U.S. dollars will lead to translation gains or losses, which are recorded net as a component of other comprehensive income.

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

Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates, or we may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates or other factors in the current unstable credit environment. As of May 31, 2008, we had an investment portfolio of fixed income securities totaling $33.2 million, excluding those classified as cash and cash equivalents. These securities are classified as available-for-sale and are recorded on the balance sheets at fair market value with unrealized gains or losses reported as a separate component of stockholders’ equity. Unrealized losses are charged against income when a decline in fair market value is determined to be other-than-temporary. The specific identification method is used to determine the cost of securities sold.

As of May 31, 2008, a hypothetical 100 basis point increase in interest rates would result in an approximate $0.2 million decrease in the fair value of our available-for-sale debt securities.

CREDIT MARKET RISK

As of May 31, 2008, we held asset-backed securities and mortgage-backed securities totaling $5.2 and $1.8 million, respectively. These securities’ cash flows are funded by the principal and interest payments of underlying commercial, consumer or mortgage loans. Payments are typically made monthly over the lifetime of the underlying loans. The recent credit market instability may adversely impact our disposition of these securities at or near their quoted fair market value. We evaluate these investments at each balance sheet date. There is the risk that at future balance sheet dates we may record a charge for a decline in the fair value that is considered other-than-temporary and a loss would be recognized in the income statement at that time.

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

Our strategy contemplates future acquisitions that may result in us incurring unanticipated expenses or additional debt, difficulty in integrating our operations and dilution to our stockholders and may harm our operating results.

Our success depends in part on our ability to continually enhance and broaden our product offerings in response to changing technologies, customer demands and competitive pressures. We expect to acquire complementary businesses, products or technologies in the future as part of our corporate strategy. In this regard, we have made strategic acquisitions, including the pending acquisition of Insightful and the acquisition of Spotfire in 2007. We do not know if we will be able to complete any future acquisitions or that we will be able to successfully integrate any acquired business, operate it profitably or retain its key employees. Integrating any newly acquired business, product or technology could be expensive and time-consuming, could disrupt our ongoing business and financial performance and could distract our management. Therefore, we might not be able, either immediately post-acquisition or ever, to replicate the pre-acquisition revenues achieved by companies that we acquire or achieve the benefits of the acquisition we anticipated in valuing the businesses, products or technologies we acquire. Furthermore, the costs of integrating acquired companies in international transactions can be particularly high, due to local laws and regulations. If we are unable to integrate any newly acquired entity, products or technology effectively, our business, financial condition and operating results would suffer. In addition, any amortization or impairment of acquired intangible assets, stock-based compensation or other charges resulting from the costs of acquisitions could harm our operating results.

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

Many of our current and potential competitors have longer operating histories, significantly greater financial, technical, product development and marketing resources, greater name recognition, and larger customer bases than we do. Continued consolidation in the software market may further strengthen our larger competitors. Our present or future competitors may be able to develop products comparable or superior to those we offer, adapt more quickly than we do to new technologies, evolving industry trends or customer requirements, or devote greater resources to the development, promotion and sale of their products than we do. Accordingly, we may not be able to compete effectively in our markets or competition may intensify and harm our business and operating results.

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

ISSUER PURCHASES OF EQUITY SECURITIES

In April 2007, our Board of Directors approved a stock repurchase program pursuant to which we may repurchase up to $300.0 million of our outstanding common stock. In April 2008, our Board of Directors approved a new stock repurchase program pursuant to which we may repurchase up to $300.0 million of our outstanding common stock. In connection with approving the April 2008 stock repurchase program, the April 2007 stock repurchase program was terminated and the remaining authorized amount of $69.6 million under the April 2007 stock repurchase program was canceled. The remaining authorized amount for stock repurchases under the April 2008 stock repurchase program was approximately $259.6 million as of the end of the second quarter of fiscal year 2008.

(In thousands, except per share amounts)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
March 3, 2008 – April 2, 2008	—	$—	—	$69,610
April 3, 2008 – May 2, 2008	4,528	$7.69	4,528	$265,190
May 3, 2008 – June 1, 2008	661	$8.42	661	$259,625

Total	5,189	$7.78	5,189	$259,625

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At our annual meeting of stockholders on April 17, 2008, the following four proposals were voted on and approved as follows:

PROPOSAL I (To elect five directors to serve until our next annual meeting of stockholders, or until their successors are duly elected and qualified.)

	Total Vote For Each Director	Total Vote Withheld From Each Director
Vivek Y. Ranadivé	155,461,333	4,101,073
Eric Dunn	156,439,549	3,122,857
Naren Gupta	148,177,664	11,384,742
Peter Job	156,935,888	2,626,518
Philip K. Wood	146,888,142	12,674,264

PROPOSAL II (To ratify the appointment of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the fiscal year ending November 30, 2008.)

For	Against	Abstain
156,053,919	3,361,346	147,141

PROPOSAL III (To vote on the 2008 Equity Incentive Plan.)

For	Against	Abstain
112,691,180	20,490,763	290,805

PROPOSAL IV (To vote on the 2008 Employee Stock Purchase Plan.)

For	Against	Abstain
125,958,814	7,309,869	204,065

ITEM 6.	EXHIBITS

3.1(1)	Certificate of Incorporation of Registrant.

3.2(2)	Amended and Restated Bylaws of Registrant.

10.1(3)#	1996 Stock Option Plan, as amended and restated.

10.2(4)#	2008 Equity Incentive Plan.

10.3(4)#	2008 Employee Stock Purchase Plan.

10.4#	Form of Stock Option Agreement.

10.5#	Form of Restricted Stock Agreement.

31.1	Rule 13a-14(a) / 15d-14(a) Certification by Chief Executive Officer.

31.2	Rule 13a-14(a) / 15d-14(a) Certification by Chief Financial Officer.

32.1	Section 1350 Certification by Chief Executive Officer.

32.2	Section 1350 Certification by Chief Financial Officer.

#	Indicates management contract or compensatory plan or arrangement.

(1)	Incorporated by reference to an exhibit filed with the Registrant’s Registration Statement on Form 8-A, filed with the SEC on February 23, 2004.

(2)	Incorporated by reference to an exhibit filed with the Registrant’s Current Report on Form 8-K, filed with the SEC on June 18, 2008.

(3)	Incorporated by reference to an exhibit filed with the Registrant’s Annual Report on Form 10-K, filed with the SEC on February 9, 2007.

(4)	Incorporated by reference to an exhibit filed with the Registrant’s Registration Statement on Form S-8, filed with the SEC on July 10, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TIBCO SOFTWARE INC.

By:	/s/ MURRAY D. RODE
Murray D. Rode
Chief Financial Officer and
Executive Vice President, Strategic Operations

By:	/s/ SYDNEY L. CAREY
Sydney L. Carey
Senior Vice President, Finance and Corporate Controller

Date: July 10, 2008

EXHIBIT INDEX

3.1(1)	Certificate of Incorporation of Registrant.

3.2(2)	Amended and Restated Bylaws of Registrant.

10.1(3)#	1996 Stock Option Plan, as amended and restated.

10.2(4)#	2008 Equity Incentive Plan.

10.3(4)#	2008 Employee Stock Purchase Plan.

10.4#	Form of Stock Option Agreement.

10.5#	Form of Restricted Stock Agreement.

31.1	Rule 13a-14(a) / 15d-14(a) Certification by Chief Executive Officer.

31.2	Rule 13a-14(a) / 15d-14(a) Certification by Chief Financial Officer.

32.1	Section 1350 Certification by Chief Executive Officer.

32.2	Section 1350 Certification by Chief Financial Officer.

#	Indicates management contract or compensatory plan or arrangement.

(1)	Incorporated by reference to an exhibit filed with the Registrant’s Registration Statement on Form 8-A, filed with the SEC on February 23, 2004.

(2)	Incorporated by reference to an exhibit filed with the Registrant’s Current Report on Form 8-K, filed with the SEC on June 18, 2008.

(3)	Incorporated by reference to an exhibit filed with the Registrant’s Annual Report on Form 10-K, filed with the SEC on February 9, 2007.

(4)	Incorporated by reference to an exhibit filed with the Registrant’s Registration Statement on Form S-8, filed with the SEC on July 10, 2008.