Form 10-Q
period 2008-08-31
TIBCO SOFTWARE INC
filed 2008-10-09
CIK 1085280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2008

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

The number of shares outstanding of the registrant’s Common Stock, $0.001 par value, as of October 3, 2008 was 179,623,661 shares.

TIBCO SOFTWARE INC.

TIBCO SOFTWARE INC.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except par value per share)

	August 31, 2008	November 30, 2007
Assets
Current assets:
Cash and cash equivalents	$270,154	$170,237
Short-term investments	10,269	95,534
Accounts receivable, net of allowances of $3,802 and $4,259	110,656	161,730
Prepaid expenses and other current assets	45,418	53,540

Total current assets	436,497	481,041
Property and equipment, net	105,551	111,390
Goodwill	388,824	412,256
Acquired intangible assets, net	85,569	110,930
Long-term deferred income tax assets	42,964	35,307
Other assets	42,203	47,535

Total assets	$1,101,608	$1,198,459

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$14,315	$12,076
Accrued liabilities	84,681	95,526
Accrued excess facilities costs	4,434	5,421
Deferred revenue	131,146	127,200
Current portion of long-term debt	2,005	1,924

Total current liabilities	236,581	242,147
Accrued excess facilities costs, less current portion	7,065	10,811
Long-term deferred revenue	10,261	14,319
Long-term deferred income tax liabilities	2,966	25,821
Long-term income tax liabilities	12,412	—
Long-term debt, less current portion	43,043	44,558
Other long-term liabilities	4,228	5,006

Total liabilities	316,556	342,662

Commitments and contingencies (Note 8)
Minority interest	488	401
Stockholders’ equity:
Common stock, $0.001 par value; 1,200,000 shares authorized; 180,966 and 191,150 shares issued and outstanding	181	191
Additional paid-in capital	771,223	794,568
Accumulated other comprehensive income	13,160	32,993
Retained earnings	—	27,644

Total stockholders’ equity	784,564	855,396

Total liabilities and stockholders’ equity	$1,101,608	$1,198,459

See accompanying Notes to Condensed Consolidated Financial Statements.

TIBCO SOFTWARE INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share data)

	Three Months Ended August 31,		Nine Months Ended August 31,
	2008	2007	2008	2007
Revenue:
License revenue	$67,542	$52,593	$182,991	$159,704
Service and maintenance revenue:
Service and maintenance	92,256	80,608	269,164	226,233
Reimbursable expenses	2,539	1,913	6,792	5,348

Total service and maintenance revenue	94,795	82,521	275,956	231,581

Total revenue	162,337	135,114	458,947	391,285

Cost of revenue:
License	7,193	6,632	21,957	15,433
Service and maintenance	38,083	34,771	111,941	97,355

Total cost of revenue	45,276	41,403	133,898	112,788

Gross profit	117,061	93,711	325,049	278,497
Operating expenses:
Research and development	28,496	23,843	80,706	66,855
Sales and marketing	55,683	48,755	166,525	138,137
General and administrative	13,468	13,664	40,257	38,529
Amortization of acquired intangible assets	4,156	4,058	12,531	9,000
Acquired in-process research and development	—	1,600	—	1,600
Restructuring adjustment	—	(1,095)	—	(1,095)

Total operating expenses	101,803	90,825	300,019	253,026

Income from operations	15,258	2,886	25,030	25,471
Interest income	1,925	2,842	7,427	14,948
Interest expense	(810)	(641)	(2,528)	(1,654)
Other income (expense), net	(319)	330	(287)	(1,237)

Income before provision for income taxes and minority interest	16,054	5,417	29,642	37,528
Provision for income taxes	4,917	731	9,391	13,215
Minority interest, net of tax	24	52	131	70

Net income	$11,113	$4,634	$20,120	$24,243

Net income per share:
Basic	$0.06	$0.02	$0.11	$0.12

Diluted	$0.06	$0.02	$0.11	$0.12

Shares used in computing net income per share:
Basic	179,094	193,817	182,496	202,263

Diluted	183,154	200,128	186,402	209,439

See accompanying Notes to Condensed Consolidated Financial Statements.

TIBCO SOFTWARE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended August 31,
	2008	2007
Operating activities:
Net income	$20,120	$24,243
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	11,957	12,115
Amortization of acquired intangible assets	24,319	15,497
Stock-based compensation	15,618	12,825
Acquired in-process research and development	—	1,600
Deferred income tax	(20,484)	(3,774)
Tax benefits related to stock benefit plans	13,050	7,280
Excess tax benefits from stock-based compensation	(10,812)	(8,652)
Minority interest, net of tax	131	70
Other non-cash adjustments, net	583	(1,388)
Changes in assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	49,504	41,648
Prepaid expenses and other assets	12,277	(6,852)
Accounts payable	2,071	(4,270)
Accrued liabilities and excess facilities costs	(2,659)	(21,363)
Deferred revenue	(855)	2,930

Net cash provided by operating activities	114,820	71,909

Investing activities:
Purchases of short-term investments	(37,047)	(140,928)
Maturities and sales of short-term investments	121,896	430,811
Purchases of private equity investments	(29)	(59)
Proceeds from private equity investments	347	737
Purchases of property and equipment	(6,464)	(10,020)
Restricted cash pledged as security	53	(275)
Acquisitions, net of cash acquired	—	(181,336)

Net cash provided by investing activities	78,756	98,930

Financing activities:
Proceeds from exercise of stock options	8,270	19,236
Proceeds from employee stock purchase program	3,555	2,945
Withholding taxes related to restricted stock net share settlement	(1,530)	(666)
Repurchases of the Company’s common stock	(110,687)	(226,932)
Excess tax benefits from stock-based compensation	10,812	8,652
Principal payments on long-term debt	(1,434)	(5,484)
Proceeds from minority investors	—	189

Net cash used in financing activities	(91,014)	(202,060)

Effect of foreign exchange rate changes on cash and cash equivalents	(2,645)	1,422
Net increase (decrease) in cash and cash equivalents	99,917	(29,799)
Cash and cash equivalents at beginning of period	170,237	138,912

Cash and cash equivalents at end of period	$270,154	$109,113

Supplemental disclosures:
Income taxes paid	$9,180	$7,870

Interest paid	$1,891	$1,869

Supplemental disclosures of non-cash financing activities:
Non-cash contributions from minority investors	$—	$85

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

Our fiscal year ends on November 30th of each year. The third quarter of fiscal year 2008 ended on August 31, 2008. For purposes of presentation, we have indicated the third quarter of fiscal year 2007 as ended on August 31, 2007; whereas in fact, the third quarter of fiscal year 2007 actually ended on September 2, 2007. There were 91 days in the third quarter of both fiscal year 2008 and fiscal year 2007.

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

The results of operations for the three and nine months ended August 31, 2008, are not necessarily indicative of the results that may be expected for the year ending November 30, 2008, or any other future period, and we make no representations related thereto.

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

In April 2008, the FASB issued FASB Staff Position No. 142-3 (“FSP No. 142-3”), Determination of the Useful Life of Intangible Assets. FSP No. 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under SFAS No. 142, Goodwill and Other Intangible Assets. This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. FSP No. 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. Early adoption is prohibited. We are currently evaluating the effect that the adoption of FSP No. 142-3 will have on our consolidated results of operations and financial condition.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 expands the use of fair value accounting but does not affect existing standards which require assets or liabilities to be carried at fair value. The objective of SFAS No. 159 is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Under SFAS No. 159, a company may elect to use fair value to measure eligible items at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Eligible items include, but are not limited to, accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees, issued debt and firm commitments. If elected, SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Currently, we have not expanded our eligible items subject to the fair value option under SFAS No. 159. The adoption of SFAS 159 has not impacted our consolidated results of operations and financial condition.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods of those fiscal years. In February 2008, the FASB released a FASB Staff Position No. 157, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008. We are currently evaluating the potential impact of the adoption of SFAS No. 157 for nonfinancial assets and liabilities on our consolidated

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

results of operations and financial condition. The partial adoption of SFAS No. 157 for financial assets and liabilities did not have a material impact on our condensed consolidated financial position, results of operations or cash flows. See Note 4. Investments and Fair Value Measurements.

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

The results of Spotfire’s operations have been included in the Condensed Consolidated Financial Statements since the acquisition date. The following unaudited pro forma adjusted summary reflects the Company’s condensed results of operations for the nine months ended August 31, 2007, assuming Spotfire had been acquired at the beginning of the fiscal year 2007, and includes the acquired in-process research and development (“IPR&D”) charge of $1.6 million (in thousands, except per share data):

Pro forma adjusted total revenue	$414,886

Pro forma adjusted net income	$12,412

Pro forma adjusted net income per share:
Basic	$0.06

Diluted	$0.06

The unaudited pro forma adjusted summary is not intended to be indicative of future results.

4.	INVESTMENTS AND FAIR VALUE MEASUREMENTS

Marketable securities, which are classified as available-for-sale, are summarized below as of August 31, 2008 and November 30, 2007 (in thousands):

					Classified on Balance Sheet
	Purchased/ Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value	Cash and Cash Equivalents	Short-term Investments
As of August 31, 2008:
Corporate debt securities	$4,807	$63	$—	$4,870	$—	$4,870
Asset-backed securities	3,844	22	—	3,866	—	3,866
Mortgage-backed securities	1,660	—	(127)	1,533	—	1,533
Money market funds	134,728	—	—	134,728	134,728	—

	$145,039	$85	$(127)	$144,997	$134,728	$10,269

As of November 30, 2007:
U.S. government debt securities	$21,162	$373	$—	$21,535	$—	$21,535
Corporate debt securities	36,585	130	(153)	36,562	—	36,562
Asset-backed securities	20,189	87	(47)	20,229	—	20,229
Mortgage-backed securities	17,241	68	(101)	17,208	—	17,208
Money market funds	46,019	—	—	46,019	46,019	—

	$141,196	$658	$(301)	$141,553	$46,019	$95,534

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Fixed income securities included in short-term investments above are summarized by their contractual maturities as follows (in thousands):

	August 31, 2008	November 30, 2007
Contractual maturities:
Less than one year	$8,070	$12,682
One to three years	2,199	82,852

	$10,269	$95,534

The maturities of asset-backed and mortgage-backed securities are primarily based upon assumed prepayment forecasts utilizing interest rate scenarios and mortgage loan characteristics.

The following table summarizes the net realized gains (losses) on short-term investments for the periods presented (in thousands):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2008	2007	2008	2007
Realized gains	$98	$114	$1,323	$374
Realized losses	(1)	(22)	(948)	(410)

Net realized gains (losses)	$97	$92	$375	$(36)

The following table summarizes the fair value and gross unrealized losses related to available-for-sale securities, aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position, as of August 31, 2008 (in thousands):

	Less than 12 months		More than 12 months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Mortgage-backed securities	$862	$(123)	$671	$(4)	$1,533	$(127)

The unrealized losses on our investments were primarily due to changes in interest rates and market and credit conditions of the underlying securities. As of August 31, 2008, we do not consider these investments to be other-than-temporarily impaired because we have the ability and intent to hold these investments until a recovery of fair value, which may be at maturity.

We periodically assess whether significant facts and circumstances have arisen to indicate an adverse effect on the fair value of the underlying investment that might indicate material deterioration in the creditworthiness of our issuers. During our previous quarter-end assessments, we determined the decline in value of investments associated with mortgage-backed securities to be other-than-temporary. Accordingly, we recorded an impairment of approximately $0.4 million for the nine months ended August 31, 2008. We included this impairment in Other Income (Expense) in the Consolidated Statements of Operations. Depending on market conditions, we may record additional impairments on our investment portfolio in the future.

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

We have invested in privately held companies; such investments are classified as equity investments that are generally carried on a cost basis and are included in Other Assets. The carrying value of our equity investments is $0.8 and $0.9 million as of August 31, 2008 and November 30, 2007, respectively. No impairment losses were incurred in the periods presented.

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

We execute our foreign currency contracts primarily in the retail market in an over-the-counter environment with a relatively high level of price transparency. The market participants usually are large multi-national and regional banks. Our foreign currency contracts valuation inputs are based on quoted prices and quoted pricing intervals from public data sources and do not involve management judgment. These contracts are typically classified within Level 2 of the fair value hierarchy.

Fair value hierarchy of our cash equivalents, marketable securities and foreign currency contracts at fair value in connection with our adoption of SFAS No. 157 (in thousands):

		Fair Value Measurements at Reporting Date using
Description	August 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant other Observable Inputs (Level 2)
Assets:
Money market fund	$134,728	$134,728	$—
Corporate debt securities	4,870	—	4,870
Asset-backed securities	3,866	—	3,866
Mortgage-backed securities	1,533	—	1,533
Foreign currency forward contracts	184	—	184
Liabilities:
Foreign currency forward contracts	$53	$—	$53

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

5.	GOODWILL AND ACQUIRED INTANGIBLE ASSETS

The change in the carrying amount of goodwill for the nine months ended August 31, 2008, is as follows (in thousands):

Balance as of November 30, 2007	$412,256
Spotfire subsequent goodwill adjustment	(1,207)
Foreign currency translation	(22,225)

Balance as of August 31, 2008	$388,824

During the nine months ended August 31, 2008, we recorded a decrease in goodwill of $1.2 million net of tax as a result of the settlement of certain accrued liabilities and a reduction of accrued acquisition costs related to the acquisition of Spotfire.

Certain of our intangibles assets were recorded in foreign currencies, and therefore, the gross carrying amount and accumulated amortization are subject to foreign currency translation adjustments. The carrying values of our amortized acquired intangible assets as of August 31, 2008 and November 30, 2007, are as follows (in thousands):

	As of August 31, 2008			As of November 30, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technologies	$86,470	$(54,630)	$31,840	$88,171	$(45,460)	$42,711
Customer base	41,664	(23,054)	18,610	43,112	(19,228)	23,884
Patents/core technologies	21,244	(10,227)	11,017	23,143	(8,412)	14,731
Trademarks	6,705	(4,989)	1,716	7,170	(4,530)	2,640
Non-compete agreements	1,480	(1,180)	300	1,480	(863)	617
OEM customer royalty agreements	1,000	(1,000)	—	1,000	(1,000)	—
Maintenance agreements	36,593	(14,507)	22,086	37,892	(11,545)	26,347

	$195,156	$(109,587)	$85,569	$201,968	$(91,038)	$110,930

Amortization of developed technologies is recorded in cost of revenue, while the amortization of other acquired intangible assets is included in operating expenses. The following summarizes the amortization expense of acquired intangible assets for the periods indicated (in thousands):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2008	2007	2008	2007
Amortization of acquired intangible assets:
In cost of revenue	$3,989	$3,686	$11,788	$6,497
In operating expense	4,156	4,058	12,531	9,000

Total	$8,145	$7,744	$24,319	$15,497

6.	ACCRUED EXCESS FACILITIES COSTS

The following is a summary of activities in accrued facilities restructuring costs for the nine months ended August 31, 2008 (in thousands):

	Accrued Excess Facilities
	Headquarter Facilities	Staffware Integration	Total
As of November 30, 2007	$15,596	$634	$16,230
Cash utilized	(4,097)	(634)	(4,731)

As of August 31, 2008	$11,499	$—	$11,499

The remaining accrued facilities restructuring costs represent the estimated loss on abandoned excess facilities, net of estimated sublease income, which is expected to be paid over the next three years. As of August 31, 2008, $7.1 million of the $11.5 million accrued excess facilities costs were classified as long-term liabilities based on our current expectation that we will pay the remaining lease payments over the remaining term of the related leases.

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

7.	LONG-TERM DEBT AND LINE OF CREDIT

Mortgage Note Payable

In connection with the purchase of our corporate headquarters in June 2003, we recorded a $54.0 million mortgage note payable to a financial institution collateralized by the commercial real property acquired. The balance on the mortgage note payable was $45.0 and $46.5 million as of August 31, 2008 and November 30, 2007, respectively.

The mortgage note payable carries a fixed annual interest rate of 5.50% and a 20-year amortization. The $34.4 million principal balance that will be remaining at the end of the ten-year term will be due as a final lump sum payment on July 1, 2013. Under the current applicable terms of the mortgage note agreements, we are prohibited from acquiring another company without prior consent from the lender unless we maintain at least $50.0 million of cash or cash equivalents and comply with other non-financial terms as defined in the agreements. As of August 31, 2008, we were in compliance with all covenants in the mortgage note agreements.

Line of Credit

We have a $20.0 million revolving line of credit that matures on June 18, 2009. The revolving line of credit is available for cash borrowings and for the issuance of letters of credit up to $20.0 million. As of August 31, 2008, no borrowings were outstanding under the facility and a $13.0 million irrevocable letter of credit was outstanding, leaving $7.0 million of available credit for additional letters of credit or cash borrowings. The $13.0 million irrevocable letter of credit outstanding was issued in connection with the mortgage note payable. The letter of credit automatically renews for successive one-year periods, until the mortgage note payable has been satisfied in full. The line of credit requires that we maintain a minimum of $40.0 million in unrestricted cash, cash equivalents and short-term investments, net of total current and long-term indebtedness, as well as comply with other non-financial covenants defined in the agreement. As of August 31, 2008, we were in compliance with all covenants in this revolving line of credit.

8.	COMMITMENTS AND CONTINGENCIES

Letters of Credit and Bank Guarantees

In connection with the mortgage note payable, we entered into an irrevocable letter of credit in the amount of $13.0 million. See Note 7. The letter of credit is collateralized by the line of credit and automatically renews for successive one-year periods until the mortgage note payable has been satisfied in full.

In connection with a facility lease, we have an irrevocable letter of credit in the amount of $4.5 million. The letter of credit automatically renews annually for the duration of the lease term, which expires in December 2010. We are subject to certain financial covenants as defined in the letter of credit agreement. As of August 31, 2008, we were in compliance with all covenants in this letter of credit.

As of August 31, 2008, in connection with bank guarantees issued by some of our international subsidiaries, we had $3.6 million of restricted cash, which is included in Other Assets on our Condensed Consolidated Balance Sheets.

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

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Operating Commitments

At various locations worldwide, we lease office space and equipment under non-cancelable operating leases with various expiration dates through April 2015. Rental expense was $2.7 million for the three month periods ended August 31, 2008 and 2007, respectively, and $8.0 and $7.5 million for the nine month periods ended August 31, 2008 and 2007, respectively.

As of August 31, 2008, contractual commitments associated with indebtedness, lease obligations and restructuring were as follows (in thousands):

	Total	Remainder of 2008	2009	2010	2011	2012	Thereafter
Operating commitments:
Debt principal	$45,049	$491	$2,033	$2,148	$2,269	$2,397	$35,711
Debt interest	10,785	617	2,400	2,285	2,164	2,036	1,283
Operating leases	30,674	3,062	8,725	6,384	4,640	3,175	4,688

Total operating commitments	86,508	4,170	13,158	10,817	9,073	7,608	41,682

Restructuring-related commitments:
Gross lease obligations	17,163	1,249	7,551	7,720	643	—	—
Estimated sublease income	(6,433)	(658)	(2,740)	(2,800)	(235)	—	—

Net restructuring-related commitment	10,730	591	4,811	4,920	408	—	—

Total commitments	$97,238	$4,761	$17,969	$15,737	$9,481	$7,608	$41,682

Future minimum lease payments under restructured non-cancelable operating leases are included in Accrued Excess Facilities Costs in our Condensed Consolidated Balance Sheets.

The above commitment table does not include approximately $12.4 million of long-term income tax liabilities recorded in accordance with FIN 48 due to the fact that we are unable to reasonably estimate the timing of these potential future payments.

Derivative Instruments

We conduct business in the Americas; Europe, the Middle East and Africa (“EMEA”); and Asia Pacific and Japan (“APJ”). As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or changes in economic conditions in foreign markets. We enter into forward contracts with financial institutions to manage our currency exposure related to net assets and liabilities denominated in foreign currencies. These forward contracts are generally settled monthly. Our forward contracts reduce, but do not eliminate, the impact of currency exchange rate movements. We do not enter into derivative financial instruments for trading purposes. Gains and losses on forward contracts are included in Other Income (Expense) in our Condensed Consolidated Statements of Operations. As of August 31, 2008, we had seven outstanding forward contracts with total notional amounts of $57.0 million, which resulted in a net gain of $0.1 million.

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

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

9.	LEGAL PROCEEDINGS

Securities Class Action Suit

In May 2005, three purported shareholder class action complaints were filed against us and several of our officers in the U.S. District Court for the Northern District of California. The plaintiffs in such actions are seeking to represent a class of purchasers of our common stock from September 21, 2004, through March 1, 2005. Plaintiffs generally allege that we made false or misleading statements concerning our operating results, our business and internal controls and the integration of Staffware. The actions were consolidated and in September 2006, the U.S. District Court for the Northern District of California dismissed the litigation with prejudice. Plaintiffs appealed the dismissal, but then dismissed their appeal in August 2008. Accordingly, this matter has now ended.

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

Stock Benefit Plans

2008 Equity Incentive Plan (the “2008 Plan”). On August 1, 2008, the 2008 Plan replaced the 1996 Stock Option Plan and the 1998 Director Option Plan. As of August 31, 2008, there were 13.8 million shares available for grant and approximately 0.1 million shares underlying stock options outstanding under the 2008 Plan.

1996 Stock Option Plan (the “1996 Plan”). On August 1, 2008, the 1996 Plan was retired and replaced with the 2008 Plan. As of August 31, 2008, there were no shares available for grant and 34.7 million underlying stock options outstanding under the 1996 Plan.

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

As of August 31, 2008, 3.3 million shares of restricted stock and 0.8 million shares underlying restricted stock units were outstanding under the 1996 Plan.

2008 Employee Stock Purchase Plan (the “2008 ESPP”). On August 1, 2008, we adopted the 2008 Employee Stock Purchase Plan replacing the Employee Stock Purchase Program pursuant to the 1996 Plan. The 2008 ESPP provides for the issuance of up to 10.0 million shares of our common stock.

Employee Stock Purchase Program (the “ESPP”). On August 1, 2008, the ESPP was terminated and replaced with the 2008 ESPP. Prior to the termination, we issued approximately 0.5 million shares under the ESPP, representing approximately $3.6 million in employee contributions for the nine months ended August 31, 2008.

1998 Director Option Plan (the “Director Plan”). On August 1, 2008, the Director Plan was retired and replaced with the 2008 Plan. As of August 31, 2008, no shares were available for grant and approximately 1.2 million shares underlying stock options were outstanding under the Director Plan.

2000 Extensibility Stock Option Plan. As of August 31, 2008, no shares were available for grant and approximately 23,000 shares underlying stock options were outstanding under the 2000 Extensibility Stock Option Plan.

Talarian Stock Option Plans. As of August 31, 2008, no shares were available for grant and approximately 23,000 shares underlying stock options were outstanding under the Talarian stock option plans.

Stock Options Activities

The summary of stock option activity for the nine months ended August 31, 2008, is presented below (in thousands, except per share data):

Stock Options	Number of Shares Underlying Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at November 30, 2007	37,638	$8.27	5.32	$34,162

Granted	2,936	7.74
Exercised	(1,946)	4.27
Forfeited or expired	(2,535)	9.87

Outstanding at August 31, 2008	36,093	$8.33	4.82	$34,792

Vested and expected to vest at August 31, 2008	34,735	$8.35	4.76	$34,102

Exercisable at August 31, 2008	28,226	$8.49	4.44	$29,609

The intrinsic value of exercised stock options is calculated based on the difference between the exercise price and the quoted closing market price of our common stock as of the exercise date. The total intrinsic value of stock options exercised in the nine months ended August 31, 2008 and 2007, was $6.7 and $11.2 million, respectively. Upon the exercise of stock options, we issue common stock from our authorized shares. As of August 31, 2008, total unamortized stock-based compensation cost related to unvested stock options was $19.7 million, with the weighted-average recognition period of 2.59 years.

The total realized tax benefits attributable to stock options exercised and vesting of stock awards was $13.1 million in the nine months ended August 31, 2008.

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Stock Awards Activities

Our nonvested stock awards are comprised of restricted stock and restricted stock units. A summary of the status for nonvested stock awards as of August 31, 2008, and activities during the nine months ended August 31, 2008, is presented as follows (in thousands, except per share data):

Nonvested Stock Awards	Restricted Stock	Restricted Stock Units	Total Number of Shares Underlying Stock Awards	Weighted- Average Grant-Date Fair Value
Nonvested at November 30, 2007	2,042	578	2,620	$8.28
Granted	1,924	377	2,301	7.73
Vested	(535)	(126)	(661)	8.18
Forfeited	(158)	(47)	(205)	8.19

Nonvested at August 31, 2008	3,273	782	4,055	7.99

We granted approximately 2.3 million shares of nonvested stock awards at no cost to recipients during the nine months ended August 31, 2008. As of August 31, 2008, there was $24.8 million of total unrecognized compensation cost related to nonvested stock awards. That cost is expected to be recognized generally on a straight-line basis as the shares vest over three to four years (the weighted-average recognition period of 2.96 years). The total fair value of shares vested pursuant to stock awards during the nine months ended August 31, 2008, was $5.4 million.

Stock-Based Compensation

Stock-based compensation cost for the three months ended August 31, 2008 and 2007, was $5.3 and $5.1 million, respectively. Stock-based compensation cost for the nine months ended August 31, 2008 and 2007 was $15.6 and $12.8 million, respectively. The stock-based compensation cost consists primarily of employee stock options recognized under SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123(R)”). The deferred tax benefit on stock-based compensation expenses for the three months ended August 31, 2008 and 2007, was $1.5 and $1.2 million, respectively, and was $4.0 and $2.6 million for the nine months ended August 31, 2008 and 2007, respectively.

We recognized stock-based compensation cost associated with our ESPP on a straight-line basis over each six-month offering period. Employee stock-based compensation associated with ESPP for the nine months ended August 31, 2008 and 2007, was approximately $1.0 and $0.7 million, respectively.

We started granting restricted stock and restricted stock units to employees during the third quarter of fiscal year 2006. Approximately $2.5 million and $1.6 million of employee stock-based compensation for the three months ended August 31, 2008 and 2007, respectively, and $5.9 million and $2.9 million of employee stock-based compensation for the nine months ended August 31, 2008 and 2007, respectively, were related to restricted stock and restricted stock units.

Assumptions for Estimating Fair Value of Stock-Based Awards

We selected the Black-Scholes option pricing model as the most appropriate model for determining the estimated fair value for stock-based awards. The following table summarizes the assumptions used to value stock options granted in the respective periods:

	Three Months Ended August 31,		Nine Months Ended August 31,
	2008	2007	2008	2007
Stock Option Grants:
Expected term of stock options (years)	4.6	3.7	4.6-4.9	3.7-4.6
Risk-free interest rate	3.4%	4.8%	2.9-3.4%	4.6-4.8%
Expected volatility	45%	37%	45-48%	37-39%
Weighted-average grant-date fair value (per share)	$3.27	$4.28	$3.44	$4.00
ESPP:
Expected term of ESPP (years)	0.5	0.5	0.5	0.5
Risk-free interest rate	1.9%	5.0%	1.9-2.2%	5.0-5.2%
Expected volatility	42%	32%	42-54%	32-34%
Weighted-average grant-date fair value (per share)	$2.23	$2.35	$2.34	$2.20

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

11.	COMPREHENSIVE INCOME (LOSS)

Our comprehensive income includes net income and other comprehensive income (loss), which consists of unrealized gains and losses on available-for-sale securities and cumulative translation adjustments. A summary of the comprehensive income for the periods indicated is as follows (in thousands):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2008	2007	2008	2007
Net income, as reported	$11,113	$4,634	$20,120	$24,243
Other comprehensive income (loss):
Unrealized gain (loss) on investments, net of tax	(215)	272	(398)	(92)
Foreign currency translation adjustment, net of tax	(23,958)	4,060	(19,435)	5,361

Comprehensive income (loss)	$(13,060)	$8,966	$287	$29,512

The balances of each component of accumulated other comprehensive income, net of taxes, as of August 31, 2008 and November 30, 2007, consist of the following (in thousands):

	Unrealized Gain (Loss) in Available-for-Sale Securities	Foreign Currency Translation	Accumulated Other Comprehensive Income
Balance as of November 30, 2007	$357	$32,636	$32,993
Net change during nine month period	(399)	(19,434)	(19,833)

Balance as of August 31, 2008	$(42)	$13,202	$13,160

12.	MINORITY INTEREST

In the first quarter of fiscal year 2007, we established a joint venture in South Africa, TS Innovations Limited (“Innovations”), with a local South Africa corporation, to assist with our sales efforts as well as to provide consulting services and training to our customers in the Sub-Saharan Africa region. For the nine months ended August 31, 2008, Innovations had total assets of $1.1 million and total revenues of $3.5 million. As of August 31, 2008, we owned a 74.9% interest in the joint venture. Because of our majority interest in Innovations, our Condensed Consolidated Financial Statements include the balance sheets, results of operations and cash flows of Innovations, net of intercompany charges. We therefore eliminated 25.1% of the financial results that pertain to the minority interest of Innovations; this eliminated amount was reported as a separate line in our Condensed Consolidated Statements of Operations and Balance Sheets.

13.	PROVISION FOR INCOME TAXES

The effective tax rate of 30.6% for the three months ended August 31, 2008, differs from the statutory rate of 35% primarily due to the benefits resulting from the reorganization of certain foreign entities, lower foreign taxes and research and development credits which were partially offset by the impact of certain stock compensation charges under SFAS No. 123(R) and state income taxes. The effective tax rate of 13.5% for the three months ended August 31, 2007, differs from the statutory rate of 35% primarily due to research and development credits, the tax benefits resulting from the ability to claim foreign tax credits against our foreign source income and the reversal of related tax reserves. These tax benefits were partially offset by the tax impact of certain stock compensation charges under SFAS No. 123(R), state income taxes and the IPR&D write off related to the Spotfire acquisition.

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

During the third quarter of fiscal 2008, the amount of gross unrecognized tax benefits was increased by approximately $0.9 million. The total amount of gross unrecognized tax benefits was $36.6 million as of August 31, 2008, of which $13.3 million would affect the effective tax rate if realized. We do not expect any significant changes to the amount of unrecognized tax benefit within the next twelve months.

Upon adoption of FIN 48, we have elected to include interest expense and penalties accrued on unrecognized tax benefits as a component of our income tax expense. This is consistent with our policy prior to the adoption of FIN 48. As of the date of adoption of FIN 48, we had accrued $1.0 million for interest and penalties. There was no material change to this amount as of August 31, 2008.

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

The following table sets forth the computation of basic and diluted net income per share for the periods indicated (in thousands, except per share data):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2008	2007	2008	2007
Net income	$11,113	$4,634	$20,120	$24,243

Weighted-average shares of common stock used to compute basic net income per share (excluding unvested restricted stock)	179,094	193,817	182,496	202,263
Effect of dilutive common stock equivalents:
Stock options to purchase common stock	3,582	5,914	3,504	6,797
Restricted common stock awards	478	397	402	379

Weighted-average shares of common stock used to compute diluted net income per share	183,154	200,128	186,402	209,439

Basic net income per share	$0.06	$0.02	$0.11	$0.12

Diluted net income per share	$0.06	$0.02	$0.11	$0.12

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The following potential common stock equivalents are not included in the diluted net income per share calculation above, because their effect was anti-dilutive for the periods indicated (in thousands):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2008	2007	2008	2007
Stock options to purchase common stock	21,656	16,803	21,781	14,188
Restricted common stock awards	931	186	488	62

Total anti-dilutive common stock equivalents	22,587	16,989	22,269	14,250

15.	SEGMENT INFORMATION

We operate our business in one operating segment: the development and marketing of a suite of infrastructure software. Our chief operating decision maker is our Chief Executive Officer, who reviews financial information presented on a consolidated basis for purposes of making operating decisions and assessing financial performance.

Our revenue by geographic region, based on the location at which each sale originates, is summarized as follows (in thousands):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2008	2007	2008	2007
Americas:
United States	$81,538	$69,774	$222,150	$181,573
Other Americas	6,730	3,691	13,291	8,706

Total Americas	88,268	73,465	235,441	190,279

EMEA:
United Kingdom	13,607	19,589	44,805	54,932
Other EMEA	44,367	28,629	132,261	103,048

Total EMEA	57,974	48,218	177,066	157,980

APJ	16,095	13,431	46,440	43,026

	$162,337	$135,114	$458,947	$391,285

No customer accounted for more than 10% of total revenue for the three and nine months ended August 31, 2008 and 2007, respectively. No customer had a balance in excess of 10% of our net accounts receivable on August 31, 2008, or November 30, 2007.

Our property and equipment by major country are summarized as follows (in thousands):

	August 31, 2008	November 30, 2007
Property and equipment, net:
United States	$98,753	$102,044
United Kingdom	2,421	3,435
Other	4,377	5,911

	$105,551	$111,390

16.	STOCK REPURCHASE PROGRAMS

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

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

All repurchased shares of common stock have been retired. The following table summarizes the activities under the stock repurchase programs for the periods indicated (in thousands, except per share data):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2008	2007	2008	2007
Cash used for repurchases	$25,041	$84,155	$110,687	$226,932

Shares repurchased	3,015	10,030	14,370	25,575

Average price per share	$8.31	$8.39	$7.70	$8.87

In connection with the repurchase activities during the nine months ended August 31, 2008, we classified $48.4 million of the excess purchase price over the par value of our common stock to retained earnings and $62.3 million to additional paid-in capital.

17.	SUBSEQUENT EVENTS

Insightful Corporation

On September 3, 2008, we acquired all of the outstanding capital stock of Insightful Corporation (“Insightful”), a provider of statistical data analysis and data mining solutions software. Pursuant to the Agreement and Plan of Merger (the “Insightful Merger Agreement”) entered into on June 19, 2008, we acquired all the outstanding equity of Insightful. This transaction was valued at approximately $25.0 million in which Insightful stockholders received cash. As part of the transaction, we assumed Insightful’s 2001 Stock Option and Incentive Plan, with each outstanding and unexercised option under the plan being converted into an option to purchase our common stock based on the option exchange ratio set forth in the Insightful Merger Agreement. Management is evaluating the purchase price allocation following consummation of the transaction.

Insightful Corporation Amended and Restated 2001 Stock Option and Incentive Plan (the “2001 Insightful Plan”). As of September 3, 2008, there were approximately 493,000 shares reserved for grant and approximately 515,000 shares underlying stock options outstanding under the 2001 Insightful Plan.

Emergency Economic Stabilization Act of 2008

On October 3, 2008, the Emergency Economic Stabilization Act of 2008, which included a retroactive reinstatement of the federal research and development credit, was signed into law. We expect the tax benefit to be approximately $1.3 million and will be recorded in the fourth quarter of fiscal year 2008.

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

We have acquired a range of companies and technologies. In June 2007, we acquired Spotfire. The addition of Spotfire’s software is a natural extension of our business strategy that allows us to offer customers next-generation business intelligence solutions for faster data access and analysis. Spotfire enables business users to access the most relevant and timely data, in a responsive and easy to use environment, so they can discover new insights, make better decisions and take action – delivering an information advantage. Our acquisition of Spotfire also increased our distribution capabilities through an expanded customer and partner base. Most recently, in September 2008 we acquired Insightful Corporation. The acquisition complements and enhances our products with statistical data analysis and data mining solutions.

Our revenue consists primarily of license and maintenance fees from our customers and distributors. In addition, we receive fees from our customers for providing consulting services. We also receive revenue from our strategic relationships with business partners who embed our products in their hardware and networking systems as well as from systems integrators who resell our products.

First-year maintenance typically is sold with the related software license and renewed on an annual basis thereafter. Maintenance revenue is determined based on vendor-specific objective evidence of fair value and amortized over the term of the maintenance contract, typically 12 months. Consulting and training revenues are typically recognized as the services are performed, usually on a time and materials basis. Such services primarily consist of implementation services related to the installation of our products and generally do not include significant customization, or development of, the underlying software code.

Our revenue is generally derived from a diverse customer base. No single customer represented greater than 10% of total revenue for the three and nine months ended August 31, 2008 or 2007. As of August 31, 2008, no single customer had a balance in excess of 10% of our net accounts receivable. We establish allowances for doubtful accounts based on our evaluation of collectibility and an allowance for returns and discounts based on historical experience.

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

Services

Professional Services

Our professional services offerings include a wide range of consulting services, such as systems planning and design, installation and systems integration for the rapid deployment of TIBCO products. We offer our professional services with the initial deployment of our products as well as on an ongoing basis to address the continuing needs of our customers. Our professional services staff is located throughout the Americas, EMEA and APJ enabling us to perform installations and respond to customer demands rapidly across our global customer base. Many of our professional services employees have advanced degrees, substantial TIBCO experience and industry expertise in systems architecture and design, as well as domain expertise in financial services, telecommunications, manufacturing, energy, logistics, healthcare and other industries.

We also have relationships with resellers, professional service organizations and system integrators including Accenture, Atos Origin, BearingPoint, Cap Gemini, Deloitte Consulting and Electronic Data Systems, which include their participation in the deployment of our products to customers. These relationships help promote TIBCO products and provide additional technical expertise to enable us to provide a full range of professional services to customers deploying our products.

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

RESULTS OF OPERATIONS

The third quarter of fiscal year 2008 ended on August 31, 2008. For purposes of presentation, we have indicated the third quarter of fiscal year 2007 as ended on August 31, 2007; whereas in fact, the third quarter of fiscal year 2007 actually ended on September 2, 2007. All amounts presented in the tables in the following sections on our Results of Operations are stated in thousand of dollars, except for percentages and unless otherwise stated.

The following table sets forth the components of our Results of Operations as percentages of total revenue for the periods indicated:

	Three Months Ended August 31,		Nine Months Ended August 31,
	2008	2007	2008	2007
Revenue:
License revenue	42%	39%	40%	41%
Service and maintenance revenue:
Service and maintenance	57	60	59	58
Reimbursable expenses	1	1	1	1

Total service and maintenance revenue	58	61	60	59

Total revenue	100	100	100	100

Cost of revenue:
License	4	5	5	4
Service and maintenance	24	26	24	25

Total cost of revenue	28	31	29	29

Gross profit	72	69	71	71
Operating expenses:
Research and development	18	18	18	17
Sales and marketing	34	36	36	35
General and administrative	8	10	9	10
Amortization of acquired intangible assets	3	3	3	2
Acquired in-process research and development	—	1	—	1
Restructuring adjustment	—	(1)	—	—

Total operating expenses	63	67	66	65

Income from operations	9	2	5	6
Interest income	1	2	2	3
Interest expense	—	—	(1)	—
Other income (expense), net	—	—	—	—

Income before provision for income taxes and minority interest	10	4	6	9
Provision for income taxes	3	1	2	3
Minority interest, net of tax	—	—	—	—

Net income	7%	3%	4%	6%

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

Total Revenue

Our total revenue consisted primarily of license, consulting and maintenance fees from our customers and partners.

	Three Months Ended August 31,			Nine Months Ended August 31,
	2008	2007	Change	2008	2007	Change
Total revenue	$162,337	$135,114	20%	$458,947	$391,285	17%

Total revenue for the third quarter of fiscal year 2008, compared to the same quarter last year, increased by $27.2 million or 20%. The increase was comprised of a $14.9 million or 28% increase in license revenue and a $12.3 million or 15% increase in service and maintenance revenue. Total revenue for the nine months ended August 31, 2008, compared to the same period last year, increased by $67.7 million or 17%.

For the nine months ended August 31, 2008, we experienced growth in total revenue in all geographic regions, compared to the same period last year. See Note 15 to our Condensed Consolidated Financial Statements for amounts of total revenue by region. The percentages of total revenue from the geographic regions are summarized as follows:

	Three Months Ended August 31,		Nine Months Ended August 31,
	2008	2007	2008	2007
Americas	54%	54%	51%	49%
EMEA	36	36	39	40
APJ	10	10	10	11

	100%	100%	100%	100%

License Revenue and Cost

	Three Months Ended August 31,			Nine Months Ended August 31,
	2008	2007	Change	2008	2007	Change
License revenue	$67,542	$52,593	28%	$182,991	$159,704	15%
As percent of total revenue	42%	39%		40%	41%
Cost of license revenue	$7,193	$6,632	8%	$21,957	$15,433	42%
As percent of total revenue	4%	5%		5%	4%
As percent of license revenue	11%	13%		12%	10%

License revenue increased $14.9 million or 28% in the third quarter of fiscal year 2008, compared to the same quarter last year, and increased $23.3 million or 15% in the nine months ended August 31, 2008, compared to the same period last year. The increase was primarily due to increased revenue in the Americas and EMEA.

Our license revenue in the third quarter of fiscal years 2008 and 2007, was derived from the following three product lines: SOA, Business Optimization and BPM. The approximate percentages of total license revenue for the third quarter of fiscal year 2008 were 53% from SOA, 35% from Business Optimization and 12% from BPM. The approximate percentages of total license revenue for the third quarter of fiscal year 2007 were 64% from SOA, 24% from Business Optimization and 12% from BPM.

Our license revenue in any particular period is dependent upon the timing and number of license transactions and their relative size. Selected data about our license revenue transactions recognized for the respective periods is summarized as follows:

	Three Months Ended August 31,		Nine Months Ended August 31,
	2008	2007	2008	2007
Number of license deals of $1.0 million or more	14	12	35	37
Number of license deals over $0.1 million	101	89	279	237
Average size of license deals over $0.1 million (in millions)	$0.6	$0.5	$0.6	$0.6

Cost of license revenue mainly consisted of royalty costs and amortization of developed technology acquired through corporate acquisitions. Cost of license revenue increased by $0.6 million or 8% for the third quarter of fiscal year 2008, compared to the same quarter last year. The increase in absolute dollars in cost of license revenue for the third quarter of fiscal year 2008, compared to the same quarter last year, resulted primarily from an increase of $0.3 million in amortization expenses associated with acquired technologies as well as an increase of $0.3 million in royalty costs.

For the nine months ended August 31, 2008, compared to the same period last year, cost of license revenue increased by $6.5 million or 42%. The increase in absolute dollars in cost of license revenue for the nine months ended August 31, 2008, compared to the same period last year, resulted primarily from an increase of $5.3 million in amortization expenses associated with acquired technologies as well as an increase of $1.3 million in royalty costs. The amount of royalty cost we incur is primarily dependent on the mix of products that we sell and will fluctuate from time to time.

Service and Maintenance Revenue and Cost

	Three Months Ended August 31,			Nine Months Ended August 31,
	2008	2007	Change	2008	2007	Change
Service and maintenance revenue	$94,795	$82,521	15%	$275,956	$231,581	19%
As percent of total revenue	58%	61%		60%	59%
Cost of service and maintenance	$38,083	$34,771	10%	$111,941	$97,355	15%
As percent of total revenue	24%	26%		24%	25%
As percent of service and maintenance revenue	40%	42%		41%	42%

Service and maintenance revenue increased $12.3 million or 15% for the third quarter of fiscal year 2008, compared to the same quarter last year. For the nine months ended August 31, 2008, service and maintenance revenue increased $44.4 million or 19%, compared to the same period last year. These increases were primarily due to growth in our installed software base and contribution from Spotfire.

Cost of service and maintenance consists primarily of compensation for professional services, customer support personnel and third-party contractors and associated expenses related to providing consulting services.

The cost of service and maintenance increased by $3.3 million or 10% for the third quarter of fiscal year 2008, compared to the same quarter last year. The increase in absolute dollars for the third quarter of fiscal year 2008, compared to the same quarter last year, resulted primarily from a $2.4 million increase in employee-related expenses and a $0.9 million increase in subcontractor costs. The increases in employee-related expenses and subcontractor costs were primarily due to an increase in services projects.

Cost of service and maintenance increased $14.6 million or 15% for the nine months ended August 31, 2008, compared to the same period last year. The increase in absolute dollars for the nine months ended August 31, 2008, compared to the same period last year, resulted primarily from a $9.4 million increase in employee-related expenses, a $3.3 million increase in subcontractor costs, a $1.1 million increase in travel expenses and a $0.8 million increase in facilities expenses. The increases in employee-related expenses and subcontractor costs were primarily due to an increase in services projects.

Research and Development Expenses

Research and development expenses consisted primarily of employee-related expenses, including salary, bonus, benefits, stock-based compensation expenses, recruiting expense and office support, third-party contractor fees and related costs associated with the development and enhancement of our products.

	Three Months Ended August 31,			Nine Months Ended August 31,
	2008	2007	Change	2008	2007	Change
Research and development expenses	$28,496	$23,843	20%	$80,706	$66,855	21%
As percent of total revenue	18%	18%		18%	17%

Research and development expenses for the third quarter of fiscal year 2008 increased by $4.7 million or 20%, compared to the same quarter last year, resulting primarily from a $4.0 million increase in employee-related expenses and a $0.7 million increase in contractor expenses.

For the nine months ended August 31, 2008, compared to the same period last year, research and development expenses increased by $13.9 million or 21%, resulting primarily from an increase of $10.8 million in employee-related expenses, a $1.8 million increase in contractor expenses, a $0.6 million increase in facilities expenses and a $0.5 million increase in travel expenses. The increase in employee-related expenses was primarily due to an increase in headcount as a result of the Spotfire acquisition.

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

	Three Months Ended August 31,			Nine Months Ended August 31,
	2008	2007	Change	2008	2007	Change
Sales and marketing expenses	$55,683	$48,755	14%	$166,525	$138,137	21%
As percent of total revenue	34%	36%		36%	35%

The $6.9 million or 14% increase in sales and marketing expenses for the third quarter of fiscal year 2008, compared to the same quarter last year, was primarily due to a $6.2 million increase in employee-related expenses, a $0.2 million increase in referral fees, a $0.2 million increase in marketing programs and a $0.1 million increase in travel expenses. The increase in employee-related expenses was due mainly to an increase in headcount as well as an increase in sales commissions associated with an increase in revenue.

The $28.4 million or 21% increase in sales and marketing expenses for the nine months ended August 31, 2008, compared to the same period last year, was primarily due to a $22.2 million increase in employee-related expenses, a $2.5 million increase in marketing programs, a $1.5 million increase in referral fees and a $1.3 million increase in travel expenses. The increase in employee-related expenses was due mainly to an increase in headcount as well as an increase in sales commissions associated with an increase in revenue. A significant portion of the additional headcount is related to the acquisition of Spotfire.

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

	Three Months Ended August 31,			Nine Months Ended August 31,
	2008	2007	Change	2008	2007	Change
General and administrative expenses	$13,468	$13,664	(1)%	$40,257	$38,529	4%
As percent of total revenue	8%	10%		9%	10%

General and administrative expenses decreased by $0.2 million or 1% for the third quarter of fiscal year 2008, compared to the same quarter last year, primarily due to a $0.8 million decrease in consulting expenses and a $0.3 million decrease in travel expenses, which were offset by a $0.6 million increase in fees and charges and a $0.3 million increase in employee-related expenses.

The $1.7 million or 4% increase in general and administrative expenses for the nine months ended August 31, 2008, compared to the same period last year, was primarily due to a $2.6 million increase in employee-related expenses, which was partially offset by a $0.9 million decrease in consulting expenses.

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

	Three Months Ended August 31,			Nine Months Ended August 31,
	2008	2007	Change	2008	2007	Change
Amortization of acquired intangible assets:
Cost of revenue	$3,989	$3,686		$11,788	$6,497
Operating expenses	4,156	4,058		12,531	9,000

Total amortization of acquired intangible assets	$8,145	$7,744	5%	$24,319	$15,497	57%

As percent of total revenue	5%	6%		5%	4%

The increases in amortization expenses for the nine months ended August 31, 2008, compared to the same period last year, were primarily due to the additional amortization related to intangible assets acquired from the acquisition of Spotfire in the third quarter of fiscal year 2007.

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

Restructuring Adjustment

In the third quarter of fiscal year 2007, we recorded a $1.1 million credit adjustment to the previously recorded restructuring charges related to properties vacated in connection with facilities consolidation. The adjustment resulted from revisions to our previous estimates of future sublease income due to an improvement in the applicable real estate market.

Stock-Based Compensation

The stock-based compensation cost is included in the Condensed Consolidated Statements of Operations corresponding to the same functional lines as cash compensation paid to the same employees, as follows:

	Three Months Ended August 31,			Nine Months Ended August 31,
	2008	2007	Change	2008	2007	Change
Stock-based compensation, included in:
Cost of license	$12	$10		$29	$29
Cost of service and maintenance	633	750		1,943	1,789

Total in cost of revenue	645	760		1,972	1,818

Research and development	1,181	1,022		3,456	2,815
Sales and marketing	1,682	1,732		5,089	4,102
General and administrative	1,749	1,614		5,101	4,090

Total in operating expenses	4,612	4,368		13,646	11,007

Total stock-based compensation	$5,257	$5,128	3%	$15,618	$12,825	22%

As percent of total revenue	3%	4%		3%	3%

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

Interest Income

	Three Months Ended August 31,			Nine Months Ended August 31,
	2008	2007	Change	2008	2007	Change
Interest income	$1,925	$2,842	(32)%	$7,427	$14,948	(50)%
As percent of total revenue	1%	2%		2%	3%

The decreases in interest income in the third quarter and the nine months ended August 31, 2008, compared to the same quarter and the same period last year, were primarily due to lower average investment portfolio balances primarily as a result of the use of cash for our stock repurchase program and the Spotfire acquisition, as well as lower returns due to our mix of investments.

Interest Expense

	Three Months Ended August 31,			Nine Months Ended August 31,
	2008	2007	Change	2008	2007	Change
Interest expense	$810	$641	26%	$2,528	$1,654	53%
As percent of total revenue	—%	—%		1%	—%

Interest expense was primarily related to a $54.0 million mortgage note issued in connection with the purchase of our corporate headquarters. The mortgage note payable carries a 20-year amortization, and in the second quarter of fiscal year 2007, we amended the mortgage note payable such that it now carries a fixed annual interest rate of 5.50%. The balance of the mortgage note as of August 31, 2008, was $45.0 million. The $34.4 million principal balance that will be remaining at the end of the 10-year term will be due as a final lump sum payment on July 1, 2013. See Note 7 to our Condensed Consolidated Financial Statements for further detail on the mortgage note payable.

The increase in interest expense for the nine months ended August 31, 2008, compared to the same period last year, was primarily due to an increase in imputed interest expense associated with the Spotfire acquisition. In addition, in connection with a favorable tax ruling, there was a release of a transaction tax reserve in 2007 that resulted in a decrease in interest expense for the nine months ended August 31, 2007.

Other Income (Expense), Net

Other income (expense) included realized gains and losses on investments, foreign exchange gain (loss) and other miscellaneous income and expense items.

	Three Months Ended August 31,			Nine Months Ended August 31,
	2008	2007	Change	2008	2007	Change
Other income (expense), net:
Foreign exchange (loss)	$(541)	$(116)		$(792)	$(1,752)
Realized gain (loss) on short-term investments	96	92		374	(36)
Realized gain on long-term private equity investments	125	64		125	64
Other income, net	1	290		6	487

Total other income (expense), net	$(319)	$330	(197)%	$(287)	$(1,237)	(77)%

As percent of total revenue	—%	—%		—%	—%

The change in other income (expense) in absolute dollars for the three and nine months ended August 31, 2008, compared to the same periods last year, was primarily due to exchange rate movements on certain foreign currency transactions.

Provision for Income Taxes

	Three Months Ended August 31,			Nine Months Ended August 31,
	2008	2007	Change	2008	2007	Change
Provision for income taxes	$4,917	$731	573%	$9,391	$13,215	(29)%
Effective tax rate	31%	14%		32%	35%

The effective tax rate of 30.6% for the three months ended August 31, 2008, differs from the statutory rate of 35% primarily due to the benefits resulting from the reorganization of certain foreign entities, lower foreign taxes and research and development credits which were partially offset by the impact of certain stock compensation charges under SFAS No. 123(R) and state income taxes. The effective tax rate of 13.5% for the three months ended August 31, 2007, differs from the statutory rate of 35% primarily due to research and development credits, the tax benefits resulting from the ability to claim foreign tax credits against our foreign source income and the reversal of related tax reserves. These tax benefits were partially offset by the tax impact of certain stock compensation charges under SFAS No. 123(R), state income taxes and the IPR&D write off related to the Spotfire acquisition.

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

During the third quarter of fiscal 2008, the amount of gross unrecognized tax benefits was increased by approximately $0.9 million. The total amount of gross unrecognized tax benefits was $36.6 million as of August 31, 2008, of which $13.3 million would affect the effective tax rate if realized. We do not expect any significant changes to the amount of unrecognized tax benefit within the next twelve months.

Upon adoption of FIN 48, we have elected to include interest expense and penalties accrued on unrecognized tax benefits as a component of our income tax expense. This is consistent with our policy prior to the adoption of FIN 48. As of the date of adoption of FIN 48, we had accrued $1.0 million for interest and penalties. There was no material change to this amount as of August 31, 2008.

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

Minority Interest, Net of Tax

Minority interest represents the portion of net income belonging to minority stockholders of our consolidated subsidiaries.

	Three Months Ended August 31,			Nine Months Ended August 31,
	2008	2007	Change	2008	2007	Change
Minority interest, net of tax	$24	$52	(54)%	$131	$70	87%
As percent of total revenue	—%	—%		—%	—%

Minority Interest is detailed in Note 12 to our Condensed Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

Current Cash Flows

As of August 31, 2008, we had cash, cash equivalents and short-term investments totaling $280.4 million, representing an increase of $14.7 million from November 30, 2007. Our total cash and cash equivalents balance was $270.2 million as of August 31, 2008. As of August 31, 2008, our short-term available-for-sale investments totaled $10.3 million, primarily consisting of high grade corporate bonds, asset-backed and mortgage-backed securities.

Net cash provided by operating activities for the nine months ended August 31, 2008, was $114.8 million, resulting from net income of $20.1 million, adjusted for $34.4 million in non-cash charges and $60.3 million net change in assets and liabilities. The non-cash charges included depreciation and amortization, stock-based compensation and tax benefits related to stock benefit plans, less deferred income tax and excess tax benefits from stock-based compensation recorded in financing activities. Net change in assets and liabilities included a decrease in accounts receivable due to significant cash collections for the nine months ended August 31, 2008, a decrease in prepaid expenses and other assets and an increase in accounts payable, which was partially offset by a decrease in accrued liabilities and excess facilities costs and a decrease in deferred revenue.

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

Net cash provided by investing activities was $78.8 million for the nine months ended August 31, 2008, resulting primarily from $85.2 million in net sales, maturities and purchase of short-term investments activities, which was partially offset by $6.5 million in capital expenditures. In addition, we used part of the net proceeds from sales of short-term investments to finance our stock repurchase program.

Net cash used for financing activities was $91.0 million for the nine months ended August 31, 2008, resulting primarily from our $110.7 million repurchase of shares of our common stock in the open market, $1.5 million withholding taxes related to restricted stock net share settlement and $1.4 million payment of long-term debt, less $11.8 million cash received from the exercise of stock options and the sale of our common stock under our ESPP, and $10.8 million excess tax benefits from stock-based compensation in accordance with the requirements of SFAS No. 123(R).

In April 2008, our Board of Directors approved a new stock repurchase program pursuant to which we may repurchase up to $300.0 million of our outstanding common stock from time to time in the open market or through privately negotiated transactions. In connection with the approval of the April 2008 stock repurchase program, the April 2007 stock repurchase program was terminated, and the remaining authorized amount of $69.6 million under the April 2007 stock repurchase program was canceled. In the third and second quarter of 2008, we repurchased approximately 3.0 million and 5.2 million shares of our outstanding common stock at an average price of $8.31 and $7.78 per share, respectively, pursuant to the program. As of August 31, 2008, the remaining authorized amount under the April 2008 stock repurchase program was $234.6 million.

We currently anticipate that our operating expenses will grow in absolute dollars for the foreseeable future, and we intend to fund our operating expenses primarily through cash flows from operations. We believe that our current cash, cash equivalents and short-term investments together with expected cash flows from operations will be sufficient to meet our currently anticipated cash requirements. However, we may require or desire additional funds to support our operating expenses and capital requirements or for other purposes, such as acquisitions, and may seek to raise such additional funds through public or private equity or debt financing or from other sources.

Fair Value Inputs

We adopted SFAS No. 157, as of the beginning of fiscal year 2008; see Note 2 and Note 4 to the Condensed Consolidated Financial Statements. Fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. The use of fair value to measure investment instruments, with related unrealized and realized gains or losses on investment is a component to our consolidated results of operations.

We value our cash, cash equivalents, and investment instruments by using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. The types of instruments valued based on quoted market prices in active markets include most U.S. government and agency securities, sovereign government obligations, and money market securities. We do not adjust the quoted price for such instruments. The types of instruments valued based on quoted prices in markets that are not active, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency include investment-grade corporate bonds, mortgage-backed and asset-backed products, state, municipal and provincial obligations. The price for each security at the measurement date is derived from various sources. Periodically, management assesses the reasonableness of these sourced prices by comparing them to the prices provided by our portfolio managers to derive the fair value of these financial instruments. Historically, we have not experienced significant deviation between the sourced prices and our portfolio managers’ prices. Management assesses the inputs of the pricing in order to categorize the financial instruments into the appropriate hierarchy levels.

Commitments

In June 2003, we purchased our corporate headquarters with a $54.0 million mortgage note to lower our operating costs. The mortgage note payable carries a 20-year amortization and, as amended in the second quarter of fiscal year 2007, a fixed annual interest rate of 5.50%. The principal balance of $34.4 million that will be remaining at the end of the 10-year term will be due as a final lump sum payment on July 1, 2013. Under the applicable terms of the mortgage note agreements, we are prohibited from acquiring another company without prior consent from the lender unless we maintain at least $50.0 million of cash or cash equivalents and comply with other non-financial terms as defined in the agreements. We were in compliance with all covenants as of August 31, 2008.

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

We have a $20.0 million revolving line of credit that matures on June 18, 2009. The revolving line of credit is available for cash borrowings and for the issuance of letters of credit up to $20.0 million. As of August 31, 2008, no borrowings were outstanding under the facility and a $13.0 million irrevocable letter of credit was outstanding, leaving $7.0 million of available credit for additional letters of credit or cash borrowings. The $13.0 million irrevocable letter of credit outstanding was issued in connection with the mortgage note payable. The letter of credit automatically renews for successive one-year periods, until the mortgage note payable has been satisfied in full. The line of credit requires that we maintain a minimum of $40.0 million in unrestricted cash, cash equivalents and short-term investments, net of total current and long-term indebtedness, as well as comply with other non-financial covenants defined in the agreement. As of August 31, 2008, we were in compliance with all covenants under the revolving line of credit.

As of August 31, 2008, we had $3.6 million in restricted cash in connection with bank guarantees issued by some of our international subsidiaries. The cash collateral is presented as restricted cash and included in Other Assets in our Condensed Consolidated Balance Sheets.

As of August 31, 2008, our contractual commitments associated with indebtedness, lease obligations and restructuring are as follows (in thousands):

	Total	Remainder of 2008	2009	2010	2011	2012	Thereafter
Operating commitments:
Debt principal	$45,049	$491	$2,033	$2,148	$2,269	$2,397	$35,711
Debt interest	10,785	617	2,400	2,285	2,164	2,036	1,283
Operating leases	30,674	3,062	8,725	6,384	4,640	3,175	4,688

Total operating commitments	86,508	4,170	13,158	10,817	9,073	7,608	41,682

Restructuring-related commitments:
Gross lease obligations	17,163	1,249	7,551	7,720	643	—	—
Estimated sublease income	(6,433)	(658)	(2,740)	(2,800)	(235)	—	—

Net restructuring-related commitment	10,730	591	4,811	4,920	408	—	—

Total commitments	$97,238	$4,761	$17,969	$15,737	$9,481	$7,608	$41,682

Future minimum lease payments under restructured non-cancelable operating leases are included in Accrued Excess Facilities Costs in our Condensed Consolidated Balance Sheets.

The above commitment table does not include approximately $12.4 million of long-term income tax liabilities recorded in accordance with FIN 48 due to the fact that we are unable to reasonably estimate the timing of these potential future payments.

Indemnification

Our indemnification obligations are detailed in Note 8 to our Condensed Consolidated Financial Statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to the impact of foreign currency fluctuations, interest rate changes and uncertainties in the credit market.

FOREIGN CURRENCY RISK

We conduct business in the Americas, EMEA and APJ. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or changes in economic conditions in foreign markets. Because a material portion of our sales are made in U.S. dollars, a strengthening of the dollar could make our products less competitive. We enter into forward contracts with financial institutions to manage our currency exposure related to net assets and liabilities denominated in foreign currencies. These forward contracts are generally settled monthly. We do not enter into derivative financial instruments for trading purposes. As of August 31, 2008, we had seven outstanding forward contracts with total notional amounts of $57.0 million that resulted in a net gain of $0.1 million.

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

INTEREST RATE RISK

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. We invest excess cash in marketable debt instruments of the U.S. government and its agencies, high-quality corporate debt securities, asset-backed and mortgage-backed debt securities and, by policy, limit the amount of credit exposure to any one issuer. Our investment policy is designed to protect and preserve invested funds by limiting default, market and investment risk.

Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates, or we may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates or other factors in the current unstable credit environment. As of August 31, 2008, we had an investment portfolio of fixed income securities totaling $10.3 million, excluding those classified as cash and cash equivalents. These securities are classified as available-for-sale and are recorded on the balance sheets at fair market value with unrealized gains or losses reported under Accumulated Other Comprehensive Income (Loss), a separate component of stockholders’ equity. Unrealized losses are charged against income when a decline in fair market value is determined to be other-than-temporary. The specific identification method is used to determine the cost of securities sold.

As of August 31, 2008, a hypothetical 100 basis point increase in interest rates would result in an approximate $0.1 million decrease in the fair value of our available-for-sale debt securities.

CREDIT MARKET RISK

As of August 31, 2008, we held asset-backed securities and mortgage-backed securities totaling $3.9 and $1.5 million, respectively. These securities’ cash flows are funded by the principal and interest payments of underlying commercial, consumer or mortgage loans. Payments are typically made monthly over the lifetime of the underlying loans. The recent credit market instability may adversely impact our disposition of these securities at or near their quoted fair market value. We evaluate these investments at each balance sheet date. There is the risk that at future balance sheet dates we may record a charge for a decline in the fair value that is considered other-than-temporary and a loss would be recognized in the income statement at that time.

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

As a result of the evolving nature of the markets in which we compete and the size of our customer agreements, we have difficulty accurately forecasting our revenue in any given period. In addition to the factors discussed elsewhere in this section, a number of factors may cause our revenue to fall short of our expectations, or those of stock market analysts and investors, or cause fluctuations in our operating results, including:

•	the relatively long sales cycles for many of our products;

•	the timing of our new products or product enhancements or any delays in such introductions;

•	the delay or deferral of customer implementations of our products;

•	changes in customer budgets and decision making processes that could affect both the timing and size of any transaction;

•	reduced spending in the industries that license our products;

•	our dependence on large deals, which if such deals do not close, can greatly impact revenues for a particular quarter;

•	the timing, size and mix of orders from customers;

•	the deferral of license revenue to future periods due to the timing of the execution of an agreement or our ability to deliver the products;

•	the impact of our provision of services and customer-required contractual terms on our recognition of license revenue;

•	any unanticipated difficulty we encounter in integrating acquired businesses, products or technologies;

•	the tendency of some of our customers to wait until the end of a fiscal quarter or our fiscal year in the hope of obtaining more favorable terms;

•	the amount and timing of operating costs and capital expenditures relating to the expansion of our operations and the evaluation of strategic transactions; and

•	changes in accounting rules, such as recording expenses for employee stock option grants and tax accounting, including accounting for uncertain tax positions.

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

Our business can be affected by a number of factors that are beyond our control such as general geopolitical economic and business conditions, conditions in the financial services markets, the overall demand for enterprise software and services and general political and economic developments. Reduced demand for enterprise software could result in a reduction in our future license revenue and a reduction in the rate at which our customers renew their maintenance agreements. Recent turmoil in the U.S. financial markets may continue to put pressure on the global economy. If conditions in the global economy, U.S. economy or other key vertical or geographic markets remain uncertain or weaken further, we could experience material impacts on our business, operating results and financial condition. In addition, hostilities in various parts of the world, potential public health crises and natural disasters continue to contribute to economic uncertainty that could adversely affect our revenue growth and results of operations.

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

If we fail to manage our exposure to global financial and securities market risk successfully, our operating results could be adversely impacted.

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

Our success depends in part on our ability to continually enhance and broaden our product offerings in response to changing technologies, customer demands and competitive pressures. We expect to acquire complementary businesses, products or technologies in the future as part of our corporate strategy. In this regard, we have made strategic acquisitions, including the acquisition of Insightful in September 2008 and the acquisition of Spotfire in 2007. We do not know if we will be able to complete any future acquisitions or that we will be able to successfully integrate any acquired business, operate it profitably or retain its key employees. Integrating any newly acquired business, product or technology could be expensive and time-consuming, could disrupt our ongoing business and financial performance and could distract our management. Therefore, we might not be able, either immediately post-acquisition or ever, to replicate the pre-acquisition revenues achieved by companies that we acquire or achieve the benefits of the acquisition we anticipated in valuing the businesses, products or technologies we acquire. Furthermore, the costs of integrating acquired companies in international transactions can be particularly high, due to local laws and regulations. If we are unable to integrate any newly acquired entity, products or technology effectively, our business, financial condition and operating results would suffer. In addition, any amortization or impairment of acquired intangible assets, stock-based compensation or other charges resulting from the costs of acquisitions could harm our operating results.

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

The stock market in general and the stock prices of technology companies in particular, have experienced volatility which has often been unrelated to the operating performance of any particular company or companies. During this fiscal year, our stock price has fluctuated between a high of $8.78 and a low of $5.60. If market or industry-based fluctuations continue, our stock price could decline in the future regardless of our actual operating performance and investors could lose all or part of their investments.

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

ISSUER PURCHASES OF EQUITY SECURITIES

In April 2007, our Board of Directors approved a stock repurchase program pursuant to which we could repurchase up to $300.0 million of our outstanding common stock. In April 2008, our Board of Directors approved a new stock repurchase program pursuant to which we may repurchase up to $300.0 million of our outstanding common stock. In connection with approving the April 2008 stock repurchase program, the April 2007 stock repurchase program was terminated and the remaining authorized amount of $69.6 million under the April 2007 stock repurchase program was canceled. The remaining authorized amount for stock repurchases under the April 2008 stock repurchase program was approximately $234.6 million as of the end of the third quarter of fiscal year 2008.

(In thousands, except per share amounts)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
June 02, 2008 – June 29, 2008	—	$—	—	$259,625
June 30, 2008 – July 27, 2008	400	$8.01	400	$256,419
July 28, 2008 – August 31, 2008	2,615	$8.35	2,615	$234,584

Total	3,015	$8.31	3,015	$234,584

ITEM 6.	EXHIBITS

3.1(1)	Certificate of Incorporation of Registrant.

3.2(2)	Amended and Restated Bylaws of Registrant.

31.1	Rule 13a-14(a) / 15d-14(a) Certification by Chief Executive Officer.

31.2	Rule 13a-14(a) / 15d-14(a) Certification by Chief Financial Officer.

32.1	Section 1350 Certification by Chief Executive Officer.

32.2	Section 1350 Certification by Chief Financial Officer.

(1)	Incorporated by reference to an exhibit filed with the Registrant’s Registration Statement on Form 8-A, filed with the SEC on February 23, 2004.

(2)	Incorporated by reference to an exhibit filed with the Registrant’s Current Report on Form 8-K, filed with the SEC on June 18, 2008.

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

Date: October 9, 2008

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