Form 10-K
period 2008-11-30
TIBCO SOFTWARE INC
filed 2009-01-28
CIK 1085280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2008

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

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (650) 846-1000

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.001 par value per share	The NASDAQ Global Select Market
(Title of class)	(Name of exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant (based upon the closing sale price of such shares on the NASDAQ Global Select Market on May 30, 2008) was approximately $1,008,729,322. Shares of common stock held by each executive officer and director and by each entity that owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of January 22, 2009, there were 174,455,500 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2009 Annual Meeting of Stockholders to be held on April 8, 2009 are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein.

TIBCO SOFTWARE INC.

For the Fiscal Year Ended November 30, 2008

i

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements relate to expectations concerning matters that are not historical facts. Words such as “projects,” “believes,” “anticipates,” “plans,” “expects,” “intends,” “strategy,” “continue,” “will,” “estimate,” “forecast” and similar words and expressions are intended to identify forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, these expectations or any of the forward-looking statements could prove to be incorrect, and actual results could differ materially from those projected or assumed in the forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to risks and uncertainties, including, but not limited to, the factors set forth under Item 1A. “Risk Factors.” All forward-looking statements and reasons why results may differ included in this Annual Report on Form 10-K are made as of the date hereof, and we assume no obligation to update any such forward-looking statements or reasons why actual results may differ.

PART I

ITEM 1.	BUSINESS

Overview

TIBCO Software Inc. (“TIBCO,” the “Company,” “we” or “us”), a Delaware corporation, is a leading provider of infrastructure software. We provide a broad range of standards-based infrastructure software solutions that help organizations achieve the benefits of real-time business. Our infrastructure software gives customers the ability to constantly innovate by connecting incompatible information technology assets in a service-oriented architecture and streamlining activities through business process management. We give customers the information and intelligence tools they need to make faster and smarter decisions—what we call The Power of Now®.

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

•

Business optimization: Our software helps organizations convert and analyze data to create meaningful information and deliver it to employees, customers and partners. Our software also tracks large volumes of real-time events as they occur and applies sophisticated rules in order to identify patterns that signify problems, threats and opportunities, and can automatically initiate appropriate notifications or adaptations of processes. This helps line-level employees perform their jobs, helps managers identify and analyze problems and opportunities, and gives customers the ability to get accurate and consistent information directly or through salespeople, service personnel or customer care representatives.

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

Services

Professional Services

Our professional services offerings include a wide range of consulting services such as systems planning and design, installation and systems integration for the rapid deployment of TIBCO products. We offer our professional services with the initial deployment of our products as well as on an ongoing basis to address the continuing needs of our customers. Our professional services staff is located throughout the Americas; Europe, the Middle East and Africa (“EMEA”); and Asia Pacific and Japan (“APJ”) enabling us to perform installations and respond to customer demands rapidly across our global customer base. Many of our professional services employees have advanced degrees, substantial TIBCO experience and industry expertise in systems architecture and design; additionally, many also have domain expertise in financial services, telecommunications, manufacturing, energy, logistics, healthcare and other industries.

We also have relationships with resellers, professional service organizations and system integrators including Accenture, Atos Origin, BearingPoint, Cap Gemini, Deloitte Consulting, Electronic Data Systems, HCL Technologies and Infosys Technologies, which include their participation in the deployment of our products to customers. These relationships help promote TIBCO products and provide additional technical expertise to enable us to provide the full range of professional services our customers require to deploy our products.

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

Training

We provide a comprehensive and global training program for customers and partners. Training is available at our main office in Palo Alto, California and at major training centers in Houston, Texas; Maidenhead, England; Munich, Germany; and Tokyo, Japan. We also deliver training on-site at customer locations. Our educational services group has the capability to develop solutions to address the specific needs of individual customers and partners. Our curriculum leads to an industry recognized technical certification in TIBCO technologies.

Sales

We currently market our software and services primarily through a direct sales organization complemented by indirect sales channels. Our direct sales force is located throughout the Americas, EMEA and APJ and operates globally through our foreign subsidiaries.

Our revenue consists of license and service and maintenance fees from our customers and distributors. License fees represented approximately 42%, 45% and 46% of our total revenue in fiscal years 2008, 2007 and 2006, respectively. Revenue from service and maintenance represented approximately 58%, 55% and 54% of our total revenue in fiscal years 2008, 2007 and 2006, respectively.

Sales to customers outside the United States totaled $342.5 million, representing 53% of our total revenue in fiscal year 2008. For a geographic breakdown of our revenue and property and equipment, see Note 21 to our Consolidated Financial Statements included in this Annual Report on Form 10-K.

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

Seasonality

Our business is subject to variations throughout the year due to seasonal factors in the United States and worldwide. These factors include fewer selling days during the summer vacation season (which has a disproportionate effect on sales in Europe), the impact of the December holidays and a slow down in capital expenditures by our customers after calendar year-end (during our first fiscal quarter). These factors typically constrain sales activity in our first and third fiscal quarters compared to the rest of the year, and they make quarter-to-quarter comparisons of our operating results less meaningful.

Competition

The market for our products and services is extremely competitive and subject to rapid change. While we offer a comprehensive suite of integration solutions and believe we are the market leader among infrastructure software companies, we compete with various providers of infrastructure software including IBM, Microsoft, Oracle, Pegasystems, SAP and Software AG. We offer a complete suite of infrastructure software products, but IBM, Microsoft, Oracle and SAP offer products outside our segment and routinely bundle their broader set of products with their infrastructure software products. We expect additional competition from other established and emerging companies. In addition, we may face pricing pressures from our current competitors and new market entrants in the future. We believe that the competitive factors affecting the market for our products and services include product functionality and features, quality of professional services offerings, performance and price, ease of product implementation, quality of customer support services, customer training and documentation, and vendor and product reputation. The relative importance of each of these factors depends upon the specific customer environment. We believe that our products and services currently compete favorably with respect to such factors. However, we may not be able to maintain our competitive position against current and potential competitors.

Research and Development

Our success is heavily dependent upon our ability to develop new products and technologies and to enhance our existing products. We expect that a majority of our research and development activities will focus on enhancing and extending our TIBCO products and that such enhancements and new products will be developed internally. However, as part of our development strategy, we may also license or acquire externally developed technologies for inclusion in our product lines. We expect that we will continue to commit significant resources to product development in the future. Product development costs are recorded as research and development expenses. Our research and development expenses, including stock-based compensation expense, were $106.6 million, $92.9 million and $85.9 million in fiscal years 2008, 2007 and 2006, respectively. To date, all product development costs have been expensed as incurred, because the time period between achieving technological feasibility for a product and the general availability of such product has typically been very short.

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

Employees

As of November 30, 2008, we employed 2,070 persons, including 658 in sales and marketing, 551 in research and development, 246 in general and administrative and 615 in professional services and technical support. Of our 2,070 employees, 1,137 were located in the Americas, 542 in EMEA and 391 in APJ. Our success is highly dependent on our ability to attract and retain qualified employees. Competition for employees is intense in the software industry. To date, we believe we have been successful in our efforts to recruit qualified employees, but there is no assurance that we will continue to be as successful in the future.

Available Information

Our principal internet address is www.tibco.com. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are filed with the United States Securities and Exchange Commission (the “SEC”). Such reports and other information filed by us with the SEC are available on the Investor Information page of our website at http://www.tibco.com/company/investor_info when such reports are available on the SEC website. The public may read and copy any materials we have filed with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy, and information statements and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. The contents of these websites are not incorporated into this filing. Further, the references to the URLs for these websites are intended to be inactive textual references only.

ITEM 1A.	RISK FACTORS

The following risk factors, as well as other factors of which we may be unaware or do not currently view as significant, could materially and adversely affect our future operating results and could cause actual events to differ materially from those predicted in the forward-looking statements we make about our business.

Political and economic conditions are likely to materially adversely affect our revenue and results of operations.

Our business has been and may continue to be affected by a number of factors that are beyond our control such as general geopolitical economic and business conditions, conditions in the financial services markets, and changes in the overall demand for enterprise software and services. A severe and/or prolonged economic downturn could adversely affect our customers’ financial condition and the levels of business activity of our customers. Uncertainty about current global economic conditions could cause businesses to postpone spending in response to tighter credit, negative financial news and/or declines in income or asset values, which could have a material negative effect on the demand for enterprise software and services. Reduced demand for enterprise software could result in a reduction in our future license revenue and a reduction in the rate at which our customers renew their maintenance agreements and procure consulting services.

The current economic crisis affecting the banking system and financial markets and the current uncertainty in global economic conditions have resulted in a tightening in the credit markets, a low level of liquidity in many financial markets, and extreme volatility in credit, equity, currency and fixed income markets. There could be a number of follow-on effects from these economic developments and negative economic trends on our business, including the inability of customers to obtain credit to finance purchases of our products; customer insolvencies; decreased customer confidence to make purchasing decisions; decreased customer demand; and decreased customer ability to pay their trade obligations.

If conditions in the global economy, U.S. economy or other key vertical or geographic markets remain uncertain or weaken further, such conditions could have a material adverse impact on our business, operating results and financial condition. In addition, if we are unable to successfully anticipate changing economic and political conditions, we may be unable to effectively plan for and respond to those changes, which could materially adversely affect our business and results of operations.

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

As a result of the evolving nature of the markets in which we compete and the size of our customer agreements, we have difficulty accurately forecasting our revenue in any given period. In addition to the factors discussed elsewhere in this section, a number of factors may cause our revenue to fall short of our expectations, or those of stock market analysts and investors, or cause fluctuations in our operating results, including:

•	the relatively long sales cycles for many of our products;

•	the timing of our new products or product enhancements or any delays in such introductions;

•	the delay or deferral of customer implementations of our products;

•	changes in customer budgets and decision making processes that could affect both the timing and size of any transaction;

•	reduced spending in the industries that license our products;

•	our dependence on large deals, which, if such deals do not close, can greatly impact revenues for a particular quarter;

•	the timing, size and mix of orders from customers;

•	the deferral of license revenue to future periods due to the timing of the execution of an agreement or our ability to deliver the products;

•	the impact of our provision of services and customer-required contractual terms on our recognition of license revenue;

•	any unanticipated difficulty we encounter in integrating acquired businesses, products or technologies;

•	the tendency of some of our customers to wait until the end of a fiscal quarter or our fiscal year in the hope of obtaining more favorable terms;

•	the amount and timing of operating costs and capital expenditures relating to the expansion of our operations and the evaluation of strategic transactions; and

•	changes in accounting rules, such as recording expenses for employee stock option grants and tax accounting, including accounting for uncertain tax positions.

Period-to-period comparisons of our operating results may not be a good indication of our future performance. Moreover, our operating results in some quarters have not in the past met, and may not in the future meet, the expectations of stock market analysts and investors.

In addition, while we may in future years record positive net income and/or increases in net income over prior periods, we may not show period-over-period earnings per share growth or earnings per share growth that meets the expectations of stock market analysts and investors as a result of the number of our shares outstanding during such periods. In such case, our stock price may decline.

Uneven growth and periods of contraction in the infrastructure software market have caused our revenue to decline in the past and could cause our revenue or results of operations to fall below expectations in the future.

We earn a substantial portion of our revenue from licenses of our infrastructure software, including application integration software and sales of related services. We expect to earn substantially all of our revenue in the foreseeable future from sales of these products and services. Our future financial performance will depend on continued growth in the number of organizations demanding software and services for application integration and information delivery and companies seeking outside vendors to develop, manage and maintain this software for their critical applications. Lower spending by corporate and governmental customers around the world, which has had a disproportionate impact on information technology spending, has led to a reduction in sales in the past and may continue to do so in the future. Many of our potential customers have made significant investments in internally developed systems and would incur significant costs in switching to third-party products, which may substantially inhibit the growth of the market for infrastructure software. If the market fails to grow, or grows more slowly than we expect, our sales will be adversely affected. Also, even if corporate and governmental spending increases and companies make greater investments in information technology and infrastructure software, our revenue may not grow at the same pace.

If we fail to manage our exposure to financial and securities market risk successfully, our operating results could be adversely impacted.

We are exposed to financial market risks, including changes in interest rates, credit markets and prices of marketable equity and fixed-income securities. We do not use derivative financial instruments for speculative or trading purposes.

The primary objective of most of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, our marketable investments are primarily investment grade, liquid, fixed-income securities and money market instruments denominated in U.S. dollars. If the carrying value of our investments exceeds the fair value, and the decline in fair value is deemed to be other-than-temporary, we will be required to further write down the value of our investments, which could materially harm our results of operations and financial condition. Moreover, the performance of certain securities in our investment portfolio correlates with the credit condition of the United States financial sector. With the current unstable credit environment, we may incur significant realized, unrealized or impairment losses associated with these investments.

Changes in foreign currency exchange rates could negatively affect our operating results.

A significant portion of our net revenue and expenses are transacted in U.S. dollars. In addition, we also conduct our business in approximately 20 foreign currencies in EMEA and APJ. As a response to the risks of changes in value of foreign currency denominated transactions, we may enter into foreign currency forward contracts or other instruments, the majority of which mature within approximately one month. Our foreign currency forward contracts reduce, but do not eliminate, the impact of currency exchange rate movements. For example, we do not execute forward contracts in all currencies in which we conduct business. In addition, our hedging program may not reduce the impact of short-term or long-term volatility in foreign exchange rates. Accordingly, amounts denominated in such foreign currencies may fluctuate in value and produce significant earnings and cash flow volatility.

Any losses we incur as a result of our exposure to the credit risk of our customers and partners could harm our results of operations.

We monitor individual customer payment capability in granting credit arrangements, seek to limit credit to amounts we believe the customers can pay, and maintain reserves we believe are adequate to cover exposure for doubtful accounts. As we have grown our revenue and customer base, our exposure to credit risk has increased. Any material losses to date as a result of customer defaults, could harm and have an adverse effect on our business, operating results and financial condition.

Our stock price may be volatile, which could cause investors to incur significant losses.

The stock market in general and the stock prices of technology companies in particular, have experienced volatility which has often been unrelated to the operating performance of any particular company or companies. In addition, uncertainty about current global economic conditions could also continue to increase the volatility of our stock price. During this fiscal year, our stock price has fluctuated between a high of $8.78 and a low of $3.45. If market or industry-based fluctuations continue, our stock price could decline in the future regardless of our actual operating performance and investors could incur significant losses.

We may incur impairments to goodwill, intangible or long-lived assets.

We review our goodwill, intangible and long-lived assets for impairment annually in the fourth quarter or whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable.

Significant negative industry or economic trends, including the lack of recovery in the market price of our common stock, reduced estimates of future cash flows or disruptions to our business could indicate that goodwill, intangible or long-lived assets might be impaired. If, in any period, our stock price decreases to the point where our market capitalization is less than our book value, this too could indicate a potential impairment and we may be required to record an impairment charge in that period.

Our valuation methodology for assessing impairment requires management to make judgments and assumptions based on historical experience and to rely on projections of future operating performance. We operate in highly competitive environments and projections of future operating results and cash flows may vary significantly from results. Additionally, if our analysis results in an impairment to our goodwill, we would be required to record a non-cash charge to earnings in our financial statements during a period in which such impairment is determined to exist.

Our success depends on our ability to overcome significant competition and to offer products and enhancements that respond to emerging technological trends and customers’ needs.

The market for our products and services is extremely competitive and subject to rapid change. We compete with a variety of large and small providers of infrastructure software, SOA, business optimization and BPM, including companies such as IBM, Microsoft, Oracle, Pegasystems, SAP and Software AG. We believe that of these companies, IBM has the potential to offer the most complete competitive set of products relative to our offerings. In addition, companies such as IBM, Microsoft, Oracle and SAP offer products outside our segment and routinely bundle their broader set of products with their infrastructure software products. Further, some of our competitors are expanding their competitive product offerings and market position through acquisitions and internal research and development. We expect additional competition from other established and emerging companies. We also face competition for certain aspects of our product and service offerings from major systems integrators. Further, we may face increasing competition from open source software providers such as MuleSource that provide software and intellectual property, typically without charging license fees, or from other competitors offering products through alternative business models, such as software as a service. If customers choose such alternatives over our proprietary software, our revenues and earnings could be adversely affected.

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

Our success depends in part on our ability to continually enhance and broaden our product offerings in response to changing technologies, customer demands and competitive pressures. We expect to acquire complementary businesses, products or technologies in the future as part of our corporate strategy. In this regard, we have made strategic acquisitions, including the acquisition of Insightful Corporation in fiscal 2008 and Spotfire Holdings, Inc. in fiscal 2007. We do not know if we will be able to complete any future acquisitions or that we will be able to successfully integrate any acquired business, operate it profitably or retain its key employees. Integrating any newly acquired business, product or technology could be expensive and time-consuming, could disrupt our ongoing business and financial performance and could distract our management. Therefore, we may not be able, either immediately post-acquisition or ever, to replicate the pre-acquisition revenues achieved by companies that we acquire or achieve the benefits of the acquisition we anticipated in valuing the businesses, products or technologies we acquire. Furthermore, the costs of integrating acquired companies in international transactions can be particularly high, due to local laws and regulations. If we are unable to integrate any newly acquired entity, products or technology effectively, our business, financial condition and operating results would suffer. In addition, any amortization or impairment of acquired intangible assets, stock-based compensation or other charges resulting from the costs of acquisitions could harm our operating results.

In addition, we may face competition for acquisition targets from larger and more established companies with greater financial resources. Also, in order to finance any acquisition, we may need to raise additional funds through public or private financings or use our cash reserves. In that event, we could be forced to obtain equity or debt financing on terms that are not favorable to us or that result in dilution to our stockholders. Use of our cash reserves for acquisitions could limit our financial flexibility in the future. The terms of existing loan agreements may place limits on our ability to incur additional debt to finance acquisitions. If we are not able to acquire strategically attractive businesses, products or technologies, we may not be able to remain competitive in our industry or achieve our overall growth plans.

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

We have historically used equity incentive programs, such as employee stock options and stock purchase plans, as a part of overall employee compensation arrangements. We have changed our stock purchase plan, reduced the size and number of stock option grants we give to our employees, changed the form of equity compensation we give to some of our employees and may make further changes to our equity compensation programs, all of which may decrease the effectiveness of our plans as employee retention and recruiting tools. In addition, the decline in our stock price has negatively impacted, and may continue to negatively impact, the value of such equity incentives, thereby diminishing the value of such incentive programs to employees and decreasing the effectiveness of such programs as retention and recruiting tools. Given this, we may need to change our compensation packages to employees to remain competitive which could negatively affect our profit margins.

If we cannot successfully recruit, retain and integrate highly skilled employees, we may not be able to execute our business strategy effectively.

If we fail to retain and recruit key management, sales and other skilled employees, our business and our ability to obtain new customers, develop new products and provide acceptable levels of customer service could suffer. As we grow, we must invest significantly in building our sales, marketing and engineering groups. Competition for these people in the software industry is intense, and we may not be able to successfully recruit, train or retain qualified personnel. We are competing against companies with greater financial resources and name recognition for these employees, and as such, there is no assurance that we will be able to meet our hiring needs or hire the most qualified candidates. The success of our business is also heavily dependent on the leadership of our key management personnel, including Vivek Ranadivé, our Chairman and Chief Executive Officer. The loss of one or more key employees could adversely affect our continued operations.

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

Certain open source software is licensed pursuant to license agreements that require a user who distributes the open source software as a component of the user’s software to disclose publicly part or all of the source code to the user’s software. This effectively renders what was previously proprietary software open source software. As competition in our markets increases, we must strive to be cost-effective in our product development activities. Many features we may wish to add to our products in the future may be available as open source software and our development team may wish to make use of this software to reduce development costs and speed up the development process. While we carefully monitor the use of all open source software and try to ensure that no open source software is used in such a way as to require us to disclose the source code to the related product, such use could inadvertently occur. Additionally, if a third party has incorporated certain types of open source software into its software but has failed to disclose the presence of such open source software and we embed that third party software into one or more of our products, we could, under certain circumstances, be required to disclose the source code to our product. This could have a material adverse effect on our business.

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

Although we believe that our tax estimates are reasonable, we cannot assure you that the final determination of tax audits or tax disputes will not be different from what is reflected in our historical income tax provisions and accruals.

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

Any unauthorized, and potentially improper, actions of our personnel could adversely affect our business, operating results and financial condition.

The recognition of our revenue depends on, among other things, the terms negotiated in our contracts with our customers. Our personnel may act outside of their authority and negotiate additional terms without our knowledge. We have implemented policies to prevent and discourage such conduct, but there can be no assurance that such policies will be followed. For instance, in the event that our sales personnel have negotiated terms that do not appear in the contract and of which we are unaware, whether the additional terms are written or verbal, we could be prevented from recognizing revenue in accordance with our plans. Furthermore, depending on when we learn of unauthorized actions and the size of transactions involved, we may have to restate revenue for a previously reported period, which would seriously harm our business, operating results and financial condition.

The outcome of litigation pending against us could require us to expend significant resources and could harm our business and financial resources.

Note 12 to our Consolidated Financial Statements included in this Annual Report on Form 10-K describes the litigation pending against us and our directors and officers. The uncertainty associated with substantial unresolved lawsuits could harm our business, financial condition and reputation. The defense of the lawsuits could result in the diversion of our management’s time and attention away from business operations, which could harm our business. Negative developments with respect to the lawsuits could cause our stock price to decline. In addition, although we are unable to determine the amount, if any, that we may be required to pay in connection with the resolution of the lawsuits by settlement or otherwise, any such payment could seriously harm our financial condition and liquidity.

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

We may wish to expand our customer base into markets in which we have limited experience. In some cases, customers in different markets, such as financial services or government, have specific regulatory or other requirements which we must meet. For example, in order to maintain contracts with the United States government, we must comply with specific rules and regulations relating to and that govern such contracts. Government contracts are generally subject to audits and investigations which could result in various civil and criminal penalties and administrative sanctions, including termination of contracts, refund of a portion of fees received, forfeiture of profits, suspension of payments, fines and suspensions or debarment from future government business. If we fail to meet such requirements in the future, we could be subject to civil or criminal liability or a reduction of revenue which could harm our business, operating results and financial condition.

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

We have certain facilities under lease that are in excess of our requirements that we no longer occupy and do not intend to occupy. Currently, the majority of these vacated facilities are occupied by our tenants; however, the subleases will expire in various lengths. The estimated loss on excess facilities net of sublease income has been included in the accrued excess facilities costs on the Consolidated Balance Sheets as of November 30, 2008 and 2007.

ITEM 3.	LEGAL PROCEEDINGS

See Note 12 to our Consolidated Financial Statements included in this Annual Report on Form 10-K for information responsive to this item.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 2008.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the NASDAQ Global Select Market (“NASDAQ”) under the symbol “TIBX.” The following table presents the high and low intra-day sale prices of our common stock on NASDAQ during the fiscal quarters indicated:

Fiscal Year 2008	High	Low
First quarter ended February 2, 2008	$8.23	$6.50
Second quarter ended June 1, 2008	$8.67	$6.76
Third quarter ended August 31, 2008	$8.78	$6.89
Fourth quarter ended November 30, 2008	$8.43	$3.45

Fiscal Year 2007
First quarter ended March 4, 2007	$10.45	$8.61
Second quarter ended June 3, 2007	$9.72	$8.18
Third quarter ended September 2, 2007	$9.38	$6.97
Fourth quarter ended November 30, 2007	$9.25	$6.72

Holders of Record

As of January 16, 2009, there were approximately 1,497 stockholders of record of our common stock.

Dividends

We have never declared or paid any cash dividends on our common stock, and we do not anticipate paying any cash dividends in the foreseeable future.

Equity Compensation Plan Information

The following table sets forth information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of November 30, 2008.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	35,745,783	$8.33	24,010,928	(2)
Equity compensation plans not approved by security holders(1)	544,909	$9.48	358,690

Total	36,290,692	$8.34	24,369,618

(1)	Represents options assumed in connection with our acquisitions.
(2)	This number includes 10.0 million shares available for future issuance under the 2008 Employee Stock Purchase Plan.

Performance Graph

The following graph compares the five-year cumulative total return to stockholders on our common stock for the period ending November 30, 2008, with the cumulative total return of the NASDAQ Composite Index and the S&P Information Technology Index. The graph assumes that $100.00 was invested on November 30, 2003 in each of our common stock, the NASDAQ Composite Index and the S&P Information Technology Index, and that all dividends were reinvested. No cash dividends have been declared or paid on our common stock. The comparisons in the table are required by the SEC and are not intended to forecast or be indicative of possible future performance of our common stock.

	As of November 30,
	2003	2004	2005	2006	2007	2008
TIBCO Software inc.	$100.00	$196.58	$143.08	$159.15	$133.85	$82.74
NASDAQ Composite Index	$100.00	$109.02	$116.57	$129.92	$142.37	$80.42
S&P Information Technology Index	$100.00	$102.36	$109.52	$116.82	$132.08	$74.92

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

In April 2007, our Board of Directors approved a stock repurchase program pursuant to which we could repurchase up to $300.0 million of our outstanding common stock. In April 2008, our Board of Directors approved a new stock repurchase program pursuant to which we may repurchase up to $300.0 million of our outstanding common stock. In connection with approving the April 2008 stock repurchase program, the April 2007 stock repurchase program was terminated and the remaining authorized amount of $69.6 million under the April 2007 stock repurchase program was canceled. The remaining authorized amount for stock repurchases under the April 2008 stock repurchase program was approximately $196.3 million as of the end of fiscal year 2008.

The following table provides information about the repurchase of our common stock during the three months ended November 30, 2008:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Period
September 1 – September 30	501,144	$7.15	501,144	$231,001,922
October 1 – October 31	4,808,575	$5.80	4,808,575	$203,115,610
November 1 – November 30	1,592,000	$4.29	1,592,000	$196,282,197

Total	6,901,719	$5.55	6,901,719

ITEM 6.	SELECTED FINANCIAL DATA

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

All amounts presented in the table below are stated in thousands, except for per share data.

	Year Ended November 30,
	2008	2007	2006	2005	2004
Selected Consolidated Statements of Operations Data:
Revenue:
License revenue	$273,415	$259,313	$240,071	$203,888	$214,086
Service and maintenance revenue	371,056	318,073	277,208	242,022	173,134

Total revenue	644,471	577,386	517,279	445,910	387,220

Cost of revenue:
License	30,276	24,024	15,936	12,694	11,586
Service and maintenance	147,622	134,877	117,745	111,499	81,611

Total cost of revenue	177,898	158,901	133,681	124,193	93,197

Gross profit	466,573	418,485	383,598	321,717	294,023
Operating expenses:
Research and development	106,594	92,924	85,923	73,136	61,100
Sales and marketing	224,641	197,397	172,768	140,370	123,486
General and administrative	53,046	51,538	44,139	37,320	29,048
Restructuring charges (adjustment)	—	(1,095)	(1,042)	3,905	2,186
Amortization of acquired intangible assets	16,557	13,164	9,454	8,912	5,253
Acquired in-process research and development	—	1,600	—	—	2,200

Total operating expenses	400,838	355,528	311,242	263,643	223,273

Income from operations	65,735	62,957	72,356	58,074	70,750
Interest and other income, net	8,333	17,266	21,373	11,718	5,736
Interest expense	(3,238)	(2,824)	(3,171)	(2,711)	(2,771)

Income before income taxes	70,830	77,399	90,558	67,081	73,715
Provision for (benefit from) income taxes	18,314	25,401	17,694	(5,474)	28,795
Minority interest, net of tax	105	110	—	—	—

Net income	$52,411	$51,888	$72,864	$72,555	$44,920

Net income per share:
Basic	$0.29	$0.26	$0.35	$0.34	$0.22
Diluted	$0.29	$0.25	$0.33	$0.32	$0.20
Shares used in computing net income per share:
Basic	180,525	198,885	209,538	213,263	207,506
Diluted	183,742	205,316	218,075	223,977	220,927

	As of November 30,
	2008	2007	2006	2005	2004
Selected Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$267,473	$265,771	$539,570	$477,638	$473,535
Working capital	195,822	238,894	529,000	458,685	439,090
Total assets	1,088,568	1,198,459	1,226,359	1,122,424	1,082,811
Long-term debt	44,558	46,482	48,345	50,143	51,851
Total stockholders’ equity	741,643	855,396	946,007	873,619	820,482

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following contains forward- looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Forward-looking statements relate to expectations concerning matters that are not historical facts. Words such as “projects,” “believes,” “anticipates,” “plans,” “expects,” “intends,” “strategy,” “continue,” “will,” “estimate,” “forecast” and similar words and expressions are intended to identify forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, these expectations or any of the forward-looking statements could prove to be incorrect, and actual results could differ materially from those projected or assumed in the forward- looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to risks and uncertainties, including, but not limited, to the factors set forth under Item 1A. “Risk Factors.” All forward-looking statements and reasons why results may differ included in this Annual Report on Form 10-K are made as of the date hereof, and we assume no obligation to update any such forward-looking statements or reasons why actual results may differ.

Executive Overview

Our products are currently licensed by companies worldwide in diverse industries such as financial services, telecommunications, retail, healthcare, manufacturing, energy, transportation, logistics, government and insurance. We sell our products through a direct sales force and through alliances with leading software vendors and system integrators.

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

Our revenue is generally derived from a diverse customer base. No single customer represented greater than 10% of total revenue in fiscal years 2008, 2007 or 2006. As of November 30, 2008 and 2007, no single customer had a balance in excess of 10% of our net accounts receivable. We establish allowances for doubtful accounts based on our evaluation of collectability and an allowance for returns and discounts based on specifically identified credits and historical experience.

For the fiscal year ended November 30, 2008, we recorded total revenue of $644 million, an increase of 12% over fiscal 2007. License revenue was $273 million, 5% higher than the previous year. In addition, we generated cash flow from operations of $152 million, for an increase of 49% year-over-year. GAAP earnings per share were $0.29 in fiscal year 2008 as compared to $0.25 for the fiscal year 2007. We ended the year with $267 million in cash, cash equivalents and short term investments, while also having repurchased approximately $149 million of our common stock during the year.

Critical Accounting Policies, Judgments and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our Consolidated Financial Statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America. The preparation of these financial statements requires us to make estimates, assumptions and judgments that can have a significant impact on the reported amounts of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of our financial statements. We base our estimates, assumptions and judgments on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. On a regular basis we evaluate our estimates, assumptions and judgments and make changes accordingly. We also discuss our critical accounting estimates with the Audit Committee of our Board of Directors. We believe that the estimates, assumptions and judgments involved in revenue recognition, allowances for doubtful accounts, returns and discounts, stock-based compensation, valuation and impairment of investments, impairment of goodwill, intangible assets and long-lived assets, restructuring and integration costs and accounting for income taxes have the greatest potential impact on our Consolidated Financial Statements, so we consider these to be our critical accounting policies.

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

Revenue Recognition.    We recognize license revenue when a signed contract or other persuasive evidence of an arrangement exists, the software has been shipped or electronically delivered, the license fee is fixed or determinable, and collection of the resulting receivable is probable. When contracts contain multiple elements wherein VSOE of fair value exists for all undelivered elements, we account for the delivered elements in accordance with the Residual Method prescribed by the American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) No. 98-9. We recognize revenue on shipments to resellers when evidence of an end-user arrangement exists. We record revenue net of related costs to the resellers. Provided all other revenue criteria are met, the up front, minimum, non-refundable license fees from OEM customers are generally recognized upon delivery and on-going royalty fees are generally recognized upon reporting of units shipped.

We assess whether the fee is fixed or determinable, and collection is probable, at the time of the transaction. In determining whether the fee is fixed or determinable, we compare the payment terms of the transaction to our standard payment terms. If a significant portion of the fee is considered extended payment terms, we account for the fee as not being fixed or determinable and recognize revenue as the payments become due. We assess whether collection is probable based on a number of factors, including the customer’s past transaction history and credit-worthiness. Generally, we do not request collateral from our customers. If we determine that collection of a fee is not probable, we defer the fee and recognize revenue at the time collection becomes probable, which is generally upon receipt of cash.

First-year maintenance typically is sold with the related software license and renewed on an annual basis thereafter. For such arrangements with multiple elements, we allocate revenue to each element of the arrangement based on the Residual Method. In general, maintenance and support obligations are based on separately stated renewal rates in the arrangement that are deemed substantive and therefore represent VSOE of fair value. Maintenance revenue is deferred and recognized ratably over the term of the maintenance and support period. For term licenses, we recognize the entire arrangement fee ratably over the license term when the renewal rate or period is not substantive compared to the term license.

Many customers who license our software also enter into separate professional services and training arrangements with us. In determining whether professional services revenue should be accounted for separately from license revenue, we evaluate (among other factors): the nature of our software products; whether they are ready for use by the customer upon receipt; the nature of our implementation services (which typically do not involve significant customization to or development of the underlying software code); the availability of services from other vendors; whether the timing of payments for license revenue is coincident with performance of services and whether milestones; acceptance criteria exist that affect the realizability of the software license fee. Substantially all of our professional services arrangements are billed on a time and materials basis, and, accordingly, are recognized as the services are performed. Contracts with fixed or not-to-exceed fees are recognized on a percentage-of-completion basis. If there is significant uncertainty about the project completion or receipt of payment for professional services, revenue is deferred until the uncertainty is sufficiently resolved. We recognize training revenue as training services are delivered. VSOE of fair value of services, for consulting or training, is based upon standalone sales of these services.

For license and professional service arrangements that do not qualify for separate accounting, such as arrangements that involve significant modification or customization of the software, arrangements that include milestones or customer specific acceptance criteria, or where payment for the software license is tied to the performance of professional services, software license revenue is generally recognized together with the professional services revenue using either the percentage-of-completion or completed-contract method. Under the percentage-of-completion method, the revenue recognized is equal to the ratio of costs expended to date to the anticipated total contract costs, based on current estimates of costs to complete the project. If the total estimated costs to complete a project exceed the total contract amount, indicating a loss, the entire anticipated loss would be recognized in the current period.

Significant management judgments and estimates must be made in connection with determination of the revenue to be recognized in any accounting period. If we made different judgments or utilized different estimates for any period, material differences in the amount and timing of revenue recognized could result.

Allowances for Doubtful Accounts, Returns and Discounts.    We establish allowances for doubtful accounts, returns and discounts based on our review of credit profiles of our customers, contractual terms and conditions, current economic trends and historical payment, return and discount experience. We reassess the allowances for doubtful accounts, returns and discounts each period. Historically, our actual losses and credits have been consistent with these provisions. However, unexpected events or significant future changes in trends could result in a material impact to our future statements of operations and of cash flows. If we made different judgments or utilized different estimates for any period, material differences in the amount and timing of revenue or bad debt expense recognized could result. Our allowances for doubtful accounts, returns and discounts as a percentage of net revenues were approximately 1% in fiscal years 2008, 2007 and 2006. See Note 5 to our Consolidated Financial Statements included in this Annual Report on Form 10-K for a summary of activities during the years reported.

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

Upon adoption of SFAS No. 123(R) on December 1, 2005, we selected the Black-Scholes option pricing model as the most appropriate method for determining the estimated fair value for stock-based awards. The Black-Scholes model requires the use of highly subjective and complex assumptions which determine the fair value of stock-based awards, including the option’s expected term and the price volatility of the underlying stock. Our current estimate of volatility is based on a blend of average historical and market-based implied volatilities of our stock price. To the extent volatility of our stock price increases in the future, our estimates of the fair value of options granted in the future could increase, thereby increasing stock-based payment expense in future periods. In addition, we apply an expected forfeiture rate when amortizing stock-based payment expense. Our estimate of the forfeiture rate is based primarily upon our historical experience. To the extent we revise this estimate in the future, our stock-based payment expense could be materially impacted in the quarter of revision, as well as in following quarters. We derived the expected term assumption based on our historical settlement experience, while giving consideration to options that have life cycles less than the contractual terms and vesting schedules in accordance with guidance in SFAS No. 123(R) and Staff Accounting Bulletin (“SAB”) No. 107. In

the future, as empirical evidence regarding these input estimates is available to provide more directionally predictive results, we may change or refine our approach of deriving these input estimates. These changes could impact our fair value of stock options granted in the future. See Note 2 and Note 14 to our Consolidated Financial Statements included in this Annual Report on Form 10-K for further details.

Valuation and Impairment of Investments.    We determine the appropriate classification of marketable securities at the time of purchase and evaluate such designation as of each balance sheet date. As of November 30, 2008, all our marketable securities have been classified as available-for-sale and are carried at fair value with unrealized gains and losses, if any, included as a component of “Accumulated Other Comprehensive Income” in stockholders’ equity. Marketable securities are presented as current assets as they are subject to use within one year in current operations. Realized gains and losses are recognized based on the “specific identification method.” As of November 30, 2008, gross unrealized gains on our investment portfolio totaled $26,000. The change in value of these investments is primarily related to changes in interest rates and credit ratings of the issuers and is considered temporary in nature.

We have an investment in a venture capital fund which invests in privately held companies. This investment is carried at cost basis and is included in Other Assets on the Balance Sheets. The fair value of the fund’s investments is dependent on the performance of the companies in which the fund is invested, as well as the volatility inherent in external markets for these companies. In assessing potential impairment, we consider these factors as well as each of the companies’ cash position, earnings/revenue outlook, liquidity and management/ownership. If we believe that an other-than-temporary decline exists, we would record the related write-down as a loss on investments in our Consolidated Statements of Operations. The carrying value of our minority equity investments was $0.8 million and $0.9 million as of November 30, 2008 and 2007, respectively. During fiscal year 2006, we sold one of our private equity investments and realized a net gain of $0.7 million. No impairment losses associated with our minority equity investment were incurred in the periods presented.

Significant management judgment is required in determining whether an other-than-temporary decline in the value of our investments exists. Estimating the fair value of a venture capital fund which invests in non-marketable equity in early-stage technology companies is inherently subjective. Changes in our assessment of the valuation of our investments could materially impact our operating results and financial position in future periods if anticipated events and key assumptions do not materialize or change.

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

We evaluate the recoverability of our long-lived assets including amortizable intangible and tangible assets in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. When events or changes in circumstances indicate that the carrying amount of long-lived assets may not be recoverable, we recognize such impairment in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets. Our acquired intangible assets with definite useful lives are amortized on a straight line basis over their useful lives, and periodically tested for impairment. We have not recorded any impairment losses to date. As of November 30, 2008, we had $343.9 million of goodwill, $103.5 million of property and equipment and $80.4 million of acquired intangible assets. If our estimates or the related assumptions change in the future, we may be required to record impairment charges to reduce the carrying value of these assets. Changes in the valuation of long-lived assets could materially impact our operating results and financial position.

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

We assess the likelihood that we will be able to recover our deferred tax assets. We consider all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. If it is not more likely than not that we will recover our deferred tax assets, we will increase our provision for taxes by recording a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable. The available positive evidence at November 30, 2008 included historical operating profits and a projection of future income sufficient to realize most of our remaining deferred tax assets. We recorded a valuation allowance release of $1.2 million in fiscal year 2008 related to the utilization of capital loss and foreign tax credit carryovers. As of November 30, 2008, it was considered more likely than not that our deferred tax assets would be realized with the exception of certain capital loss and foreign tax credit carryovers as we cannot forecast sufficient future capital gains or foreign source income to realize these deferred tax assets. The remaining valuation allowance of approximately $7.9 million as of November 30, 2008 will result in an income tax benefit if and when we conclude it is more likely than not that the related deferred tax assets will be realized.

As of November 30, 2008, we believed that the amount of deferred tax assets recorded on our balance sheet would ultimately be recovered. However, should there be a change in our ability to recover our deferred tax assets, our tax provision would increase in the period in which we determine that it is more likely than not that we cannot recover our deferred tax assets. If we have to re-establish a full valuation allowance against our deferred tax assets, it would result in an increase of $38.6 million to income tax expense.

U.S. income taxes and foreign withholding taxes have not been provided on a cumulative total of $38.9 million of undistributed earnings for certain non-U.S. subsidiaries. With the exception of our subsidiaries in the United Kingdom, net undistributed earnings of our foreign subsidiaries are generally considered to be indefinitely reinvested, and accordingly, no provision for U.S. income taxes has been provided thereon. Upon distribution of these earnings in the form of dividends or otherwise, we will be subject to U.S. income taxes net of available foreign tax credits associated with these earnings.

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

See Note 17 to our Consolidated Financial Statements included in this Annual Report on Form 10-K.

Results of Operations

The following table presents certain Consolidated Statements of Operations data as percentages of total revenue for the periods indicated:

	Year Ended November 30,
	2008	2007	2006
Revenue:
License revenue	42%	45%	46%
Service and maintenance revenue	58	55	54

Total revenue	100	100	100

Cost of revenue:
License	5	4	3
Service and maintenance	23	24	23

Total cost of revenue	28	28	26

Gross profit	72	72	74

Operating expenses:
Research and development	17	16	17
Sales and marketing	35	34	32
General and administrative	8	9	9
Restructuring adjustment	—	—	—
Amortization of acquired intangible assets	2	2	2
Acquired in-process research and development	—	—	—

Total operating expenses	62	61	60

Income from operations	10	11	14
Interest income	1	3	4
Interest expense	—	(1)	(1)
Other income (expense), net	—	—	—

Income before provision for income taxes	11	13	17
Provision for income taxes	3	4	3

Net income	8%	9%	14%

In September 2008, we acquired Insightful Corporation (“Insightful”), a provider of statistical data analysis and data mining solutions software. In June 2007, we acquired Spotfire Holdings, Inc. (“Spotfire”), a leading provider of next-generation business intelligence software. Insightful and Spotfire are now part of our business optimization product line. Our Consolidated Results of Operations have included incremental revenue and costs related to the Insightful and Spotfire operations since the date of acquisition. In connection with these acquisitions, we have incurred additional expenses, including amortization of intangible assets and acquired technology; stock-based compensation; personnel and related costs; facility and infrastructure costs; and other charges.

All amounts presented in the tables in the Results of Operations are stated in thousands of dollars, except percentages and unless otherwise stated.

Total Revenue

Our total revenue consisted primarily of license, service and maintenance fees from our customers and partners.

	Year Ended November 30,			Percentage Change
	2008	2007	2006	2007 to 2008	2006 to 2007
Total revenue	$644,471	$577,386	$517,279	12%	12%

Total revenue in fiscal year 2008 compared to fiscal year 2007 increased by $67.1 million or 12%. The increase was primarily due to a $14.1 million or 5% increase in license revenue and a $53.0 million or 17% increase in service and maintenance revenue. Geographically, we experienced double-digit growth in total revenue from the Americas and EMEA in fiscal year 2008. Our total revenue increased by $42.3 million or 15% in the Americas and $26.7 million or 11% in EMEA, which were partially offset by a $1.9 million or 3% decrease in APJ in fiscal year 2008. See Note 21 to our Consolidated Financial Statements included in this Annual Report on Form 10-K for further details on total revenue by region.

We had no single customer that accounted for more than 10% of total revenue in fiscal years 2008, 2007 or 2006. Our products are licensed by companies worldwide in diverse industries, and a high percentage of our revenue is from the financial services, telecommunications, life sciences, government, and energy sectors.

Total revenue in fiscal year 2007 compared to fiscal year 2006 increased by $60.1 million or 12%. The increase was primarily due to a $19.2 million or 8% increase in license revenue and a $40.9 million or 15% increase in service and maintenance revenue. Geographically, our total revenue increased by $14.4 million or 5% in the Americas, $41.1 million or 21% in EMEA and $4.6 million or 7% in APJ in fiscal year 2007.

License Revenue and Costs

	Year Ended November 30,			Percentage Change
	2008	2007	2006	2007 to 2008	2006 to 2007
License revenue	$273,415	$259,313	$240,071	5%	8%
Percentage of total revenue	42%	45%	46%
Cost of license revenue	$30,276	$24,024	$15,936	26%	51%
Percentage of total revenue	5%	4%	3%
Percentage of license revenue	11%	9%	7%

We license a wide range of products to customers in various industries and geographic regions. License revenue increased by $14.1 million or 5% in fiscal year 2008 compared to fiscal year 2007, primarily due to an increase in revenue from life sciences, government and manufacturing sectors. The increase was partially offset by a decrease in revenue from the financial services sector. License revenue increased by $19.2 million or 8% in fiscal year 2007 compared to fiscal year 2006, primarily due to an increase in revenue from the financial services, life sciences, and retail sectors. The increase was partially offset by a decrease in revenue from the government sector.

Our license revenue in fiscal years 2008, 2007 and 2006 was derived from the following three product lines: SOA, business optimization and BPM. The increases in the percentage of license revenue derived from business optimization in fiscal years 2008 and 2007 were primarily attributable to the Spotfire acquisition.

	Year Ended November 30,
	2008	2007	2006
SOA	56%	65%	71%
Business optimization	32	19	11
BPM	12	16	18

Our license revenue in a particular period is dependent upon the timing and number of license deals and their relative size. Selected data about our license revenue deals recognized for the respective periods is summarized as follows:

	Year Ended November 30,
	2008	2007	2006
Number of license deals of $1.0 million or more	55	54	59
Number of license deals over $0.1 million	414	376	334
Average size of license deals over $0.1 million (in millions)	$0.6	$0.6	$0.7

Cost of license revenue mainly consisted of royalty costs and amortization of developed technologies acquired through corporate acquisitions. Cost of license revenue increased by $6.3 million or 26% in fiscal year 2008 compared to fiscal year 2007, and increased by $8.1 million or 51% in fiscal year 2007 compared to fiscal year 2006. The increase in fiscal year 2008 was primarily due to a $5.4 million increase in amortization of acquired technologies, mainly associated with the Spotfire acquisition, and a $1.0 million increase in royalty costs. The increase in fiscal year 2007 was primarily due to a $5.0 million increase in amortization of acquired technologies, mainly associated with the Spotfire acquisition, and a $2.7 million increase in royalty costs.

Service and Maintenance Revenue and Costs

	Year Ended November 30,			Percentage Change
	2008	2007	2006	2007 to 2008	2006 to 2007
Service and maintenance revenue	$371,056	$318,073	$277,208	17%	15%
Percentage of total revenue	58%	55%	54%
Cost of service and maintenance revenue	$147,622	$134,877	$117,745	9%	15%
Percentage of total revenue	23%	24%	23%
Percentage of service and maintenance revenue	40%	42%	42%

Service and maintenance revenue increased $53.0 million or 17% in fiscal year 2008 compared to fiscal year 2007, and increased $40.9 million or 15% in fiscal year 2007 compared to fiscal year 2006. The increase in fiscal year 2008 was the result of a $14.5 million increase in consulting and training services revenue and a $38.5 million increase in maintenance revenue. The increase in fiscal year 2007 was due to a $13.1 million increase in consulting and training services revenue and a $27.8 million increase in maintenance revenue. Consulting revenue increased due to an increase in both the number and breadth of engagements, reflecting our increased focus on providing more services to customers. Maintenance revenue increased primarily due to continued growth in our installed software base and to the Spotfire acquisition.

Cost of service and maintenance revenue consisted primarily of compensation and other related expenses for consultants, customer support personnel and third-party contractors associated with providing consulting services and stock-based compensation expense. The cost of service and maintenance revenue decreased as a percentage of total revenue in fiscal year 2008 compared to fiscal year 2007, as a result of efforts to increase utilization of our consulting staff as well as an increase in the relative proportion of maintenance revenue. The cost of service and maintenance revenue as a percentage of total revenue increased in fiscal year 2007 compared to fiscal year 2006, as the relative proportion of consulting revenue increased. The $12.7 million or 9% increase in fiscal year 2008 compared to fiscal year 2007 resulted primarily from an increase of $8.7 million in employee-related expenses, an increase of $2.2 million in subcontractors costs, an increase of $1.2 million in travel expenses and an increase of $0.7 million in facilities expenses. This increase was partially offset by a $0.3 million decrease in information technology-related expenses. The $17.1 million or 15% increase in fiscal year 2007 compared to fiscal year 2006 resulted primarily from an increase of $11.0 million in employee-related expenses, an increase of $3.7 million in subcontractors costs, an increase of $1.1 million in information technology-related expenses and an increase of $1.0 million in facilities expenses. Increased employee-related expenses were primarily due to an increase in professional services and customer support staff during fiscal years 2008, 2007 and 2006. Increased subcontractors costs were also directly related to increased service revenue in fiscal years 2008 and 2007.

Research and Development Expenses

Research and development expenses consisted primarily of employee-related expenses, including salary, bonus, benefits, stock-based compensation expenses, recruiting expense and office support, third-party contractor fees and related costs associated with the development and enhancement of our products.

	Year Ended November 30,			Percentage Change
	2008	2007	2006	2007 to 2008	2006 to 2007
Research and development expenses	$106,594	$92,924	$85,923	15%	8%
Percentage of total revenue	17%	16%	17%

Total research and development expenses increased by $13.7 million or 15% in fiscal year 2008 compared to fiscal year 2007 and was primarily due to a $10.2 million increase in employee-related expenses primarily attributable to the Spotfire acquisition, a $2.4 million increase in contractor expenses and a $0.5 million increase in facilities expenses.

The $7.0 million or 8% increase in research and development expenses in fiscal year 2007 compared to fiscal year 2006 was primarily due to a $3.4 million increase in employee-related expenses primarily attributable to the Spotfire acquisition, a $1.8 million increase in contractor expenses, a $1.1 million increase in facilities expenses and a $0.6 million increase in information technology-related expenses.

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

	Year Ended November 30,			Percentage Change
	2008	2007	2006	2007 to 2008	2006 to 2007
Sales and marketing expenses	$224,641	$197,397	$172,768	14%	14%
Percentage of total revenue	35%	34%	32%

Total sales and marketing expenses increased by $27.2 million or 14% in fiscal year 2008 compared to fiscal year 2007 and was primarily due to a $21.5 million increase in employee-related expenses, a $2.8 million increase in marketing programs, a $1.6 million increase in referral fees and a $0.7 million increase in travel expenses. The increase in employee-related expenses was due to an increase in headcount mainly attributable to the Spotfire acquisition and an increase in quota carrying sales representatives. The increases in travel expenses and marketing programs were due to increased marketing activities and their related travel costs.

The $24.6 million or 14% increase in sales and marketing expenses in fiscal year 2007 compared to fiscal year 2006 was primarily due to a $22.1 million increase in employee-related expenses, a $2.1 million increase in travel expenses and a $0.4 million increase in marketing programs. The increase in employee-related expenses was due to an increase in headcount mainly attributable to the Spotfire acquisition and an increase in compensation programs. The increases in travel expenses and marketing programs were due to increased marketing activities and their related travel costs. Our fiscal year 2007 sales and marketing expenses included incremental costs attributable to the Spotfire acquisition.

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

	Year Ended November 30,			Percentage Change
	2008	2007	2006	2007 to 2008	2006 to 2007
General and administrative expenses	$53,046	$51,538	$44,139	3%	17%
Percentage of total revenue	8%	9%	9%

Total general and administrative expenses increased by $1.5 million or 3% in fiscal year 2008 compared to fiscal year 2007 and was primarily due to a $3.5 million increase in employee-related expenses and a $1.0 million increase in fees and charges, partially offset by a $3.1 million decrease in consulting expenses. The increase in employee-related expenses was due to increased headcount and annual salary adjustments. Our fiscal year 2008 general and administrative expenses included incremental costs attributable to the Spotfire acquisition.

The $7.4 million or 17% increase in general and administrative expenses in fiscal year 2007 compared to fiscal year 2006 was primarily due to a $3.2 million increase in employee-related expenses, a $3.0 million increase in consulting expenses and a $1.1 million increase in fees and charges. The increase in employee-related expenses was due to increased headcount and annual salary adjustments. The increase in consulting expenses was primarily due to the increased use of contractors associated with the Spotfire integration and terminated acquisition activities.

Restructuring Adjustment

	Year Ended November 30,			Percentage Change
	2008	2007	2006	2007 to 2008	2006 to 2007
Restructuring adjustment	$—	$(1,095)	$(1,042)	n/a	5%
Percentage of total revenue	—%	—%	—%

In the third quarter of fiscal year 2007 and the fourth quarter of fiscal year 2006, we recorded $1.1 million and $1.0 million credit adjustments to the restructuring charge related to properties vacated in connection with the consolidation of our facilities in fiscal year 2002. The adjustments resulted from revised estimates of future sublease income due to the recovery of the applicable real estate market and the additions of new tenants. Currently, the majority of our previously vacated facilities under prior restructuring programs are now occupied by tenants. The estimated excess facilities expenses were based on our contractual obligations, net of estimated sublease income, based on current comparable rates for leases in their respective markets.

Also see Note 8 to our Consolidated Financial Statements included in this Annual Report on Form 10-K for further discussion on restructuring charges.

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

	Year Ended November 30,			Percentage Change
	2008	2007	2006	2007 to 2008	2006 to 2007
Amortization of acquired intangible assets:
In cost of revenue	$15,745	$10,326	$5,322
In operating expenses	16,557	13,164	9,454

Total amortization expenses	$32,302	$23,490	$14,776	38%	59%

Percentage of total revenue	5%	4%	3%

The increases in amortization expenses in fiscal years 2008 and 2007 were primarily due to the additional amortization related to intangible assets acquired in the acquisition of Insightful in the fourth quarter of fiscal year 2008 and Spotfire in the third quarter of fiscal year 2007. See Note 7 to our Consolidated Financial Statements included in this Annual Report on Form 10-K for further details on acquired intangible assets.

Acquired In-Process Research and Development

	Year Ended November 30,			Percentage Change
	2008	2007	2006	2007 to 2008	2006 to 2007
Acquired in-process research and development	$—	$1,600	$—	n/a	n/a
Percentage of total revenue	—%	—%	—%

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

Stock-Based Compensation

The stock-based compensation expenses included in our Consolidated Statements of Operations corresponding to the same functional lines as cash compensation paid to the same employees in the respective departments are as follows:

	Year Ended November 30,			Percentage Change
	2008	2007	2006	2007 to 2008	2006 to 2007
Stock-based compensation expenses:
Cost of license	$33	$31	$36
Cost of service and maintenance	2,579	2,434	2,076

Total in cost of revenue	2,612	2,465	2,112	6%	17%
Research and development	4,584	3,712	3,612
Sales and marketing	6,963	5,695	4,617
General and administrative	6,813	5,691	5,477

Total in operating expenses	18,360	15,098	13,706	22%	10%

Total	$20,972	$17,563	$15,818	19%	11%

Percentage of total revenue	3%	3%	3%

On December 1, 2005, we adopted SFAS No. 123(R), which requires recognition of compensation expense for all stock-based awards made to employees in our Consolidated Statements of Operations. See Note 14 to our Consolidated Financial Statements included in this Annual Report on Form 10-K for further details on stock-based compensation.

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

Interest Income

	Year Ended November 30,			Percentage Change
	2008	2007	2006	2007 to 2008	2006 to 2007
Interest income	$9,115	$18,447	$19,936	(51)%	(7)%
Percentage of total revenue	1%	3%	4%

The decreases in interest income in fiscal year 2008 compared to fiscal year 2007 and in fiscal year 2007 compared to fiscal year 2006 were primarily due to lower average investment portfolio balances primarily as a result of the use of cash for the Spotfire acquisition and our stock repurchase program, as well as lower returns due to our mix of investments.

Interest Expense

	Year Ended November 30,			Percentage Change
	2008	2007	2006	2007 to 2008	2006 to 2007
Interest expense	$(3,238)	$(2,824)	$(3,171)	15%	(11)%
Percentage of total revenue	—%	(1)%	(1)%

Interest expense was primarily related to a $54.0 million mortgage note issued in connection with the purchase of our corporate headquarters. The mortgage note payable carries a 20-year amortization, and in the second quarter of fiscal year 2007, we amended the mortgage note payable such that it now carries a fixed annual interest rate of 5.50%. The balance of the mortgage note as of November 30, 2008, was $44.6 million. The $34.4 million principal balance that will remain at the end of the ten-year term will be due as a final lump sum payment on July 1, 2013. See Note 9 to our Consolidated Financial Statements included in this Annual Report on Form 10-K for further detail on the mortgage note payable.

Other Income (Expense), net

Other income (expense), net, included realized gains and losses on investments, foreign exchange gain (loss) and other miscellaneous income and expense items.

	Year Ended November 30,			Percentage Change
	2008	2007	2006	2007 to 2008	2006 to 2007
Other income (expense):
Foreign exchange gain (loss)	$(1,081)	$(1,502)	$763
Realized gain (loss) on short-term investments	235	(312)	45
Realized gain on other investments	125	64	738
Other income (expense), net	(61)	569	(109)

Total other income (expense), net	$(782)	$(1,181)	$1,437	(34)%	(182)%

Percentage of total revenue	—%	—%	—%

The increase in other income (expense) in absolute dollars in fiscal year 2008 compared to fiscal year 2007 was primarily due to a $0.4 million in foreign exchange improvement compared to losses in the prior year, a $0.2 million gain from the sale of a short-term investment and a $0.1 million gain from the sale of a long-term private equity investment.

The decrease in other income (expense) in absolute dollars in fiscal year 2007 compared to fiscal year 2006 was primarily due to exchange rates fluctuation on foreign currency transactions in fiscal year 2007.

Income Taxes

	Year Ended November 30,			Percentage Change
	2008	2007	2006	2007 to 2008	2006 to 2007
Provision for (benefit from) income tax	$18,314	$25,401	$17,694	(28)%	44%
Effective tax rate	26%	33%	20%

The effective tax rate was 26%, 33% and 20% in fiscal years 2008, 2007 and 2006, respectively. The effective tax rate in fiscal year 2008 differed from the statutory rate of 35% primarily due to the benefits resulting from the reorganization of certain foreign entities, a higher proportion of foreign income taxed at rates lower than the U.S. statutory rate, research and development credits and the tax benefit from the release of valuation allowance resulting from the ability to claim capital loss and foreign tax credit carryovers; which was partially offset by the tax impact of certain stock compensation charges under SFAS No. 123(R) and state income tax expense. The effective tax rate in fiscal year 2007 differed from the statutory rate of 35% primarily due to research and development credits and the tax benefit from the release of valuation allowance resulting from the ability to claim foreign tax credits against our foreign source income; which was partially offset by the tax impact of certain stock compensation charges under SFAS No. 123(R) and state income tax expense. The effective tax rate in fiscal year 2006 differed from the statutory rate of 35% primarily due to the tax benefit from the release of valuation allowance and the tax benefit from the Extraterritorial Income Exclusion; which was partially offset by the tax impact of certain stock compensation charges under SFAS No. 123(R) and state income tax expense.

In connection with the acquisition of Insightful in fiscal year 2008, we have recorded current deferred tax assets of $0.6 million, current deferred tax liabilities of $0.1 million, long-term deferred tax assets of $3.2 million and long-term deferred tax liabilities of $0.4 million; with a corresponding adjustment to goodwill. These deferred taxes were related to the acquired tangible and intangible assets, deferred revenue and certain tax attributes of Insightful.

In connection with the acquisition of Spotfire in fiscal year 2007, we recorded current deferred tax assets of $4.1 million, current deferred tax liabilities of $17.3 million, long-term deferred tax assets of $11.9 million and long-term deferred tax liabilities of $18.7 million with a corresponding adjustment to goodwill. These deferred taxes were related to the acquired tangible and intangible assets, deferred revenue, pre-acquisition receivable and certain tax attributes of Spotfire. The IPR&D of $1.6 million that was expensed in fiscal year 2007 is not deductible for income tax purposes. This resulted in an unfavorable effective tax rate impact of 0.8% for the fiscal year ended November 30, 2007.

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

We assess the likelihood that we will be able to recover our deferred tax assets. We consider all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. If it is not more likely than not that we will recover our deferred tax assets, we will increase our provision for taxes by recording a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable. The available positive evidence at November 30, 2008, included five years of historical operating profits and a projection of future income sufficient to realize most of our remaining deferred tax assets. We recorded a valuation allowance release of $1.2 million in fiscal year 2008, related to the utilization of capital loss and foreign tax credit. As of November 30, 2008, it was considered more likely than not that our deferred tax assets would be realized with the exception of certain capital loss and foreign tax credit carryovers as we cannot forecast sufficient future capital gains or foreign source income to realize these deferred tax assets. The remaining valuation allowance of approximately $7.9 million as of November 30, 2008 will result in an income tax benefit if and when we conclude it is more likely than not that the related deferred tax assets will be realized.

As of November 30, 2008, we believed that the amount of deferred tax assets recorded on our balance sheet would ultimately be recovered. However, should there be a change in our ability to recover our deferred tax assets, our tax provision would increase in the period in which we determine that it is more likely than not that we cannot recover our deferred tax assets. If we have to re-establish a full valuation allowance against our deferred tax assets, it would result in an increase of $38.6 million to income tax expense.

Our income taxes payable for federal purposes have been reduced by the tax benefits associated with the exercise of employee stock options during the fiscal year and utilization of net operating loss carryover applicable to stock options. The benefits applicable to stock options were credited directly to stockholders’ equity when realized and amounted to $27.0 million and $19.5 million for fiscal years 2008 and 2007, respectively.

As of November 30, 2008, our federal and state net operating loss carryforwards for income tax purposes were $313.1 million and $59.9 million, respectively, which expire in 2027. As of November 30, 2008, our federal and state tax credit carryforwards for income tax purposes were $36.8 million and $29.0 million, respectively. The federal tax credit carryforwards expire in 2028 and the state tax credits can be carried forward indefinitely.

U.S. income taxes and foreign withholding taxes have not been provided on a cumulative total of $38.9 million of undistributed earnings for certain non-U.S. subsidiaries. With the exception of our subsidiaries in the United Kingdom, net undistributed earnings of our foreign subsidiaries are generally considered to be indefinitely reinvested, and accordingly, no provision for U.S. income taxes has been provided thereon. Upon distribution of these earnings in the form of dividends or otherwise, we will be subject to U.S. income taxes net of available foreign tax credits associated with these earnings.

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

As of November 30, 2008, our federal and state net operating loss carryforwards being accounted for in the memo account were $208.6 million and $29.7 million, respectively. As of November 30, 2008, our federal and state tax credit carryforwards being accounted for in the memo account were $34.2 million and $19.6 million, respectively.

In the event of a change in ownership, as defined under federal and state tax laws, our net operating loss and tax credit carryforwards may be subject to annual limitations. The annual limitations may result in the expiration of the net operating loss and tax credit carryforwards before utilization.

Liquidity and Capital Resources

Current Cash Flows

As of November 30, 2008, we had cash, cash equivalents and short-term investments totaling $267.5 million, representing an increase of $1.7 million from November 30, 2007. Our total cash and cash equivalent balance was $254.4 million as of November 30, 2008. As of November 30, 2008, our short-term available-for-sale investments totaled $13.1 million, primarily consisting of U.S. government debt securities and high investment grade corporate debt, asset-backed and mortgage-backed securities.

Net cash provided by operating activities in fiscal year 2008 was $152.5 million, resulting from net income of $52.4 million, adjusted for $46.3 million in non-cash charges and $53.8 million net change in assets and liabilities. The non-cash charges included depreciation and amortization, tax benefits related to stock benefit plans, stock-based compensation, other non-cash adjustments, minority interest and acquired IPR&D, less deferred income tax and excess tax benefits from stock-based compensation recorded in financing activities following the adoption of SFAS No. 123(R) in fiscal year 2006. Net change in assets and liabilities included a decrease in accounts receivable due to significant cash collections for fiscal year 2008, a decrease in prepaid expenses and other assets, an increase in accrued liabilities and excess facilities costs, an increase in deferred revenue and an increase in accounts payable.

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

Net cash provided by investing activities was $58.9 million in fiscal year 2008, resulting primarily from the net cash proceeds from short-term investments of $87.0 million, which was partially offset by cash used, net of cash acquired, of $20.1 million for the Insightful acquisition and cash used of $8.9 million in capital expenditures. In addition, we used part of the net proceeds from sales of short-term investments to finance our stock repurchase program.

Net cash used for financing activities was $115.6 million in fiscal year 2008, resulting primarily from our $149.0 million repurchase of shares of our common stock on the open market and $1.9 million repayment of long-term debts, less $10.6 million cash received from the exercise of stock options and the sale of stock under our Employee Stock Purchase Program, and $24.7 million excess tax benefits from stock-based compensation in accordance with the requirements of SFAS No. 123(R).

In April 2007, our Board of Directors approved a stock repurchase program pursuant to which we could repurchase up to $300.0 million of our outstanding common stock. In April 2008, our Board of Directors approved a new stock repurchase program pursuant to which we may repurchase up to $300.0 million of our outstanding common stock from time to time in the open market or through privately negotiated transactions. In connection with approving the April 2008 stock repurchase program, the April 2007 stock repurchase program was terminated and the remaining authorized amount of $69.6 million under the April 2007 stock repurchase program was canceled. In fiscal year 2008, we repurchased approximately 21.3 million shares of our outstanding common stock at an average price of $7.00 per share pursuant to the programs.

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

Fair Value Inputs

Beginning in fiscal year 2008, we adopted SFAS No. 157. See Note 2 to the Consolidated Financial Statements included in this Annual Report on Form 10-K. Fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. The use of fair value to measure investment instruments, with related unrealized and realized gains or losses on investment is a component to our consolidated results of operations.

We value our cash, cash equivalents, and investment instruments by using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. The types of instruments valued based on quoted market prices in active markets include most U.S. government and agency securities, sovereign government obligations, and money market securities. We do not adjust the quoted price for such instruments. The types of instruments valued based on quoted prices in markets that are not active, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency include investment-

grade corporate bonds, mortgage-backed and asset-backed products, state, municipal and provincial obligations. The price for each security at the measurement date is derived from various sources. Periodically, management assesses the reasonableness of these sourced prices by comparing them to the prices provided by our portfolio managers to derive the fair value of these financial instruments. Historically, we have not experienced significant deviation between the sourced prices and our portfolio managers’ prices. Management assesses the inputs of the pricing in order to categorize the financial instruments into the appropriate hierarchy levels.

Commitments

In June 2003, we purchased our corporate headquarters with a $54.0 million mortgage note to lower our operating costs. The mortgage note payable carries a 20-year amortization and, as amended in the second quarter of fiscal year 2007, a fixed annual interest rate of 5.50%. The principal balance of $34.4 million that will be remaining at the end of the 10-year term will be due as a final lump sum payment on July 1, 2013. Under the applicable terms of the mortgage note agreements, we are prohibited from acquiring another company without prior consent from the lender unless we maintain at least $50.0 million of cash or cash equivalents and meet other non-financial terms as defined in the agreements. In addition, we are subject to certain non-financial covenants as defined in the agreements. We were in compliance with all covenants as of November 30, 2008.

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

We have a $20.0 million revolving line of credit that matures on June 18, 2009. The revolving line of credit is available for cash borrowings and for the issuance of letters of credit up to $20.0 million. As of November 30, 2008, no borrowings were outstanding under the facility and a $13.0 million irrevocable letter of credit was outstanding, leaving $7.0 million of available credit for additional letters of credit or cash borrowings. The $13.0 million irrevocable letter of credit outstanding was issued in connection with the mortgage note payable. The letter of credit automatically renews for successive one-year periods, until the mortgage note payable has been satisfied in full. We are required to maintain a minimum of $40.0 million in unrestricted cash, cash equivalents and short-term investments, net of total current and long-term indebtedness, as well as comply with other non-financial covenants defined in the agreement. As of November 30, 2008, we were in compliance with all covenants under the revolving line of credit.

In connection with a facility lease, we have an irrevocable letter of credit in the amount of $4.5 million. The letter of credit automatically renews annually for the duration of the lease term, which expires in December 2010. We are subject to certain financial covenants as defined in the letter of credit agreement. As of November 30, 2008, we were in compliance with all covenants under the letter of credit.

As of November 30, 2008, we had $3.0 million in restricted cash in connection with bank guarantees issued by some of our international subsidiaries. The cash collateral is presented as restricted cash and included in Other Assets in our Consolidated Balance Sheet.

As of November 30, 2008, our contractual commitments associated with indebtedness, lease obligations and restructuring are as follows (in thousands):

	Total	2009	2010	2011	2012	2013	Thereafter
Operating commitments:
Debt principal	$44,558	$2,033	$2,148	$2,269	$2,397	$35,711	$—
Debt interest	10,168	2,400	2,285	2,164	2,036	1,283	—
Operating leases	31,406	10,302	7,447	5,342	3,227	2,382	2,706

	86,132	14,735	11,880	9,775	7,660	39,376	2,706

Restructuring-related commitments:
Gross lease obligations	15,941	7,237	8,008	652	9	9	26
Estimated sublease income	(6,578)	(3,243)	(3,096)	(239)	—	—	—

	9,363	3,994	4,912	413	9	9	26

Total commitments	$95,495	$18,729	$16,792	$10,188	$7,669	$39,385	$2,732

Future minimum lease payments under restructured non-cancelable operating leases as of November 30, 2008, are included in Accrued Restructuring and Excess Facilities Costs on our Consolidated Balance Sheets. See also Note 8 to our Consolidated Financial Statements included in this Annual Report on Form 10-K for further details on accrued restructuring costs.

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

To date, we have incurred costs for the payment of legal fees in connection with the legal proceedings detailed in Note 12 to our Consolidated Financial Statements included in this Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

As of November 30, 2008, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

Recent Accounting Pronouncements

Recent accounting pronouncements are detailed in Note 2 to our Consolidated Financial Statements included in this Annual Report on Form 10-K.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to the impact of foreign currency fluctuations, interest rate changes and uncertainties in the credit market.

Interest Rate Risk

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. We invest excess cash in marketable debt instruments of the United States government and its agencies, high-quality corporate debt securities, asset-backed and mortgage-backed debt securities and, by policy, limit the amount of credit exposure to any one issuer. Our investment policy is intended to protect and preserve invested funds by limiting default, market and investment risk.

Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates, or we may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates or other factors in the current unstable credit environment. As of November 30, 2008, we had an investment portfolio of fixed income securities totaling $13.1 million, excluding those classified as cash and cash equivalents. These securities are classified as available-for-sale and are recorded on the balance sheets at fair market value with unrealized gains or losses reported under Accumulated Other Comprehensive Income (Loss), a separate component of stockholders’ equity. Unrealized losses are charged against income when a decline in fair market value is determined to be other-than-temporary. The specific identification method is used to determine the cost of securities sold.

As of November 30, 2008, a hypothetical 100 basis point increase in interest rates would result in an approximate $47,000 decrease in the fair value of our available-for-sale debt securities.

Foreign Currency Risk

We conduct business in the Americas, EMEA and APJ. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or changes in economic conditions in foreign markets. The majority of our sales are currently made in U.S. dollars. In addition, we transact business in approximately 20 foreign currencies worldwide, of which the most significant to our operations in fiscal year 2008 was the EURO. We enter into forward contracts with financial institutions to manage our currency exposure related to net assets and liabilities denominated in foreign currencies, and these forward contracts are generally settled monthly. We do not enter into derivative financial instruments for trading purposes.

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

As of November 30, 2008, we had seven outstanding forward contracts with a total notional amount of $51.6 million, which are summarized as follows (in thousands):

	Notional Value Local Currency	Notional Value USD	Fair Value Gain (Loss) USD
Forward contracts sold:
EURO	29,800	$38,204	$555
Australian dollar	1,200	775	1
British pound	2,500	3,805	43
Japanese yen	82,000	860	5
South African rand	64,000	6,397	74
Swiss franc	1,100	913	16
New Taiwan dollar	22,000	659	(6)

		$51,613	$688

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

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

We assessed the effectiveness of our internal control over financial reporting as of November 30, 2008. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on our assessment using those criteria, we concluded that our internal control over financial reporting was effective as of November 30, 2008.

The effectiveness of our internal control over financial reporting as of November 30, 2008, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report that appears herein.

Changes in Internal Control over Financial Reporting.    There was no change in our internal control over financial reporting that occurred during the fourth quarter of fiscal year 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

On January 23, 2009, Troy Mitchell, our Vice President of Worldwide Accounting was appointed to the position of Vice President, Corporate Controller, effective February 1, 2009. In this role, Mr. Mitchell will act as our Principal Accounting Officer. Mr. Mitchell, age 48, joined TIBCO in September 2004. From April 2002 to August 2004, Mr. Mitchell held a number of positions at Portal Software, including Corporate Controller. In connection with the appointment, Mr. Mitchell’s annual salary will be increased to $238,000 and he will continue to participate in our Executive Incentive Compensation Plan.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Except as set forth below, the information required by this Item is incorporated by reference to the sections entitled “Board of Directors,” “Election of Directors,” and “Section 16 Beneficial Ownership Reporting Compliance” in our Proxy Statement for the 2009 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended November 30, 2008.

Executive Officers

The name of and certain information regarding each of our current executive officers are set forth below.

Vivek Y. Ranadivé, age 51, has served as our Chairman and Chief Executive Officer since our inception. Mr. Ranadivé founded Teknekron Software Systems, Inc., our predecessor company, in 1985.

Sydney L. Carey, age 44, our Executive Vice President, Chief Financial Officer, joined TIBCO in January 2004. From February 2002 to January 2004, Ms. Carey was Chief Financial Officer of Vernier Networks. From December 2000 until February 2002, Ms. Carey was Chief Financial Officer of Pacific Broadband Communications.

William R. Hughes, age 48, our Executive Vice President, General Counsel and Secretary, joined TIBCO in 1999. Between 1989 and his joining TIBCO in 1999, Mr. Hughes held several in-house legal positions in the technology industry in Europe and the United States. Prior to 1989, Mr. Hughes worked in private practice in the areas of corporate, finance and intellectual property law.

Thomas Laffey, age 53, our Executive Vice President, Products and Technology, joined TIBCO in April 2002. Prior to joining TIBCO, Mr. Laffey was a co-founder of Talarian Corporation, a provider of middleware, where he was responsible for engineering and product direction.

Ram Menon, age 43, our Executive Vice President, Worldwide Marketing, joined TIBCO in July 1999. Prior to joining TIBCO, Mr. Menon was with Accenture, a global consulting firm, where he specialized in supply chain and e-commerce strategy consulting with Global 1000 companies.

Murray D. Rode, age 44, our Chief Operating Officer, joined TIBCO in February 1995. Prior to joining TIBCO, Mr. Rode was a management consultant with a major international consulting firm, where he specialized in the areas of technology strategy and planning, business process re-engineering and project management.

Murat Sonmez, age 45, our Executive Vice President, Global Field Operations, has been with TIBCO since October 2003 and from January 1994 to July 2002. From August 2002 to September 2003, Mr. Sonmez served as Executive Vice President, Operations at Centrata, a utility computing software firm.

Christopher Ahlberg, age 40, our Executive Vice President, President Spotfire Division, joined TIBCO in 2007. Prior to joining TIBCO, Dr. Ahlberg was the founder of Spotfire, Inc. a provider of enterprise analytics software for next generation business intelligence, and served as its Chief Executive Officer from 1996 to 2007. Dr. Ahlberg has announced his resignation effective on March 1, 2009.

Code of Ethics

We have adopted a Code of Ethics for Chief Executive and Senior Financial Officers that applies to our Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, Corporate Controller and all others performing similar functions. The Code of Ethics is available on our website at http://www.tibco.com/company/

investor_info/corporate_governance/code_ethics. If we make any substantive amendments to the Code of Ethics or grant any waiver, including any implicit waiver, from a provision of the code to our Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, Corporate Controller or others providing similar functions, we will disclose the nature of such amendment or waiver on our website or in a current report on Form 8-K.

Amendment to Bylaws for Director Nomination Process

On June 14, 2008, our Board of Directors amended certain provisions of our bylaws including changes to the procedures by which a stockholder may nominate an individual to stand for election to the Board of Directors. The Nominating and Governance Committee reviews, evaluates and proposes prospective candidates for our Board of Directors and considers nominees properly recommended by stockholders. Stockholders wishing to submit nominations must submit timely written notice in proper form to TIBCO Software Inc., ATTN: Corporate Secretary, 3303 Hillview Ave., Palo Alto, CA 94304. To be timely, a stockholder’s notice must be delivered to or mailed and received by our corporate secretary at our principal executive offices not later than the close of business on the 90th day, nor earlier than the close of business on the 120th day, prior to the anniversary date of the immediately preceding annual meeting; provided, however, that in the event that no annual meeting was held in the previous year or the annual meeting is called for a date that is not within thirty (30) days before or more than sixty (60) days after such anniversary date, notice by the stockholder to be timely must be so received not earlier than the close of business on the 120th day prior to such annual meeting and not later than the close of business on the later of (i) the 90th day prior to such annual meeting and (ii) the tenth day following the day on which public announcement of the date of such annual meeting is first made. The adjournment of a stockholders meeting does not commence a new time period for the giving of a stockholder’s notice as described above. To be in proper form, a stockholder’s notice must provide the following information:

•

the stockholder’s intent to nominate one or more persons for election as a director of the corporation, the name of each such nominee proposed by the stockholder giving the notice, and the reason for making such nomination at the annual meeting;

•

the name and address, as they appear on the corporation’s books, of the stockholder of record proposing such business and of each beneficial owner or other person, if any, on whose behalf the stockholder of record is delivering the notice (each such stockholder, beneficial owner and other person, a “Nominating Person”);

•	the class and number of shares of the corporation that are owned beneficially or of record by each Nominating Person;

•

whether or not any hedging or other transaction or series of related transactions has been entered into by or on behalf of, or any other agreement, arrangement or understanding (including any short position or any borrowing of shares) has been made, the effect or intent of which is to mitigate loss or manage the risk or benefit of share price changes for, or to increase or decrease the voting power of, such Nominating Person with respect to any securities of the corporation;

•	any material interest of the Nominating Person in such nomination;

•

a description of all arrangements or understandings between or among any of any Nominating Person, each nominee, and any other person or persons (naming such person or persons) pursuant to which the nomination or nominations are to be made by a Nominating Person;

•

such other information regarding each Nominating Person and each nominee proposed by the Nominating Person as would be required to be disclosed in a proxy statement or other filings required to be made in connection with the solicitations or proxies for election of directors, or would be otherwise required, in each case pursuant to Section 14 of the 1934 Act and the rules and regulations promulgated thereunder;

•

the signed consent of each nominee proposed by the stockholder giving the notice to serve as a director of the corporation if so elected and a written statement executed by such nominee acknowledging that, as a director of such corporation, such person will owe a fiduciary duty, under the General Corporation Law of the State of Delaware, exclusively to the corporation and its stockholders; and

•

as to each person, if any, whom the Nominating Person proposes to nominate for election or re-election as a director: the name, age, business address and residence address of such person, the principal occupation or employment of such person, the class and number of shares of the corporation which are beneficially owned by such person, a description in reasonable detail of any hedging or other transaction or series of related transactions has been entered into by or on behalf of, or any other agreement, arrangement or understanding (including any short position or any borrowing of shares) has been made, the effect or intent of which is to mitigate loss or manage the risk or benefit of share price changes for, or to increase or decrease the voting power of, such person with respect to any securities of the corporation, and any material interest of the nominee in such nomination.

Additionally, we have the right to request that a proposing person or a Nominating Person update the information required to be provided pursuant to the bylaws as of the record date for the applicable meeting of stockholders.

The foregoing description of the bylaw amendments is qualified in its entirety by reference to the full text of our bylaws, as amended, which was filed with the SEC on June 18, 2008 on Form 8-K. Our bylaws which contain a complete description of the procedures for recommending a nominee to the Board of Directors are also available on our website under “Corporate Governance” at http://www.tibco.com/company/investor_info/corporate_governance/bylaws.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the sections entitled “Compensation Discussion & Analysis,” “Election of Directors—Fiscal Year 2008 Director Compensation,” “Compensation Committee Matters—Committee Interlocks and Insider Participation” and “Compensation Committee Matters—Compensation Committee Report” in our Proxy Statement for the 2009 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended November 30, 2008.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item regarding security ownership of certain beneficial owners and management is incorporated by reference to the section entitled “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement for the 2009 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended November 30, 2008.

The information required by this item regarding equity compensation plans is incorporated by reference to the section entitled “Equity Compensation Plan Information” set forth in Item 5 of this Annual Report on Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Party Transactions

The information required by this item regarding certain relationships and related party transactions is incorporated by reference to the section entitled “Certain Relationships and Related Party Transactions Disclosure” in our Proxy Statement for the 2009 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended November 30, 2008.

Director Independence

The information required by this item regarding director independence is incorporated by reference to the section entitled “Election of Directors” in our Proxy Statement for the 2009 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended November 30, 2008.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference to the section entitled “Audit Committee Matters—Fees Paid to the Independent Auditors” and “Audit Committee Matters—Audit Committee Pre-Approval of Audit and Non-Audit Services of the Independent Auditor” in our Proxy Statement for the 2009 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended November 30, 2008.

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

(c) Financial Statement Schedules.    Reference is made to Item 15(a)(2) above.

TIBCO SOFTWARE INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

TIBCO Software Inc.:

In our opinion, the accompanying Consolidated Balance Sheets and the related Consolidated Statements of Operations, Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss) and Consolidated Statements of Cash Flows listed in the Index to the Consolidated Financial Statements of TIBCO Software Inc., present fairly, in all material respects, the financial position of TIBCO Software Inc. and its subsidiaries at November 30, 2008 and November 30, 2007, and the results of their operations and their cash flows for each of the three years in the period ended November 30, 2008 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of November 30, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A of this Annual Report on Form 10-K. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 2 to the Consolidated Financial Statements, effective December 1, 2007, the Company changed the manner in which it accounts for uncertain tax positions and its methods of accounting for fair value measurements.

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

/s/    PRICEWATERHOUSECOOPERS LLP

San Jose, California

January 27, 2009

TIBCO SOFTWARE INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	November 30,
	2008	2007
Assets
Current assets:
Cash and cash equivalents	$254,400	$170,237
Short-term investments	13,073	95,534
Accounts receivable, net of allowances of $4,369 in 2008 and $4,259 in 2007	133,191	161,730
Prepaid expenses and other current assets	49,994	53,540

Total current assets	450,658	481,041
Property and equipment, net	103,531	111,390
Goodwill	343,942	412,256
Acquired intangible assets, net	80,437	110,930
Long-term deferred income tax assets	70,135	35,307
Other assets	39,865	47,535

Total assets	$1,088,568	$1,198,459

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$15,030	$12,076
Accrued liabilities	90,980	95,526
Accrued restructuring and excess facilities costs	6,572	5,421
Deferred revenue	140,221	127,200
Current portion of long-term debt	2,033	1,924

Total current liabilities	254,836	242,147
Accrued excess facilities costs, less current portion	5,594	10,811
Long-term deferred revenue	12,007	14,319
Long-term deferred income tax liabilities	15,329	25,821
Long-term income tax liabilities	12,439	—
Long-term debt, less current portion	42,525	44,558
Other long-term liabilities	3,837	5,006

Total liabilities	346,567	342,662

Commitments and contingencies (Note 11)

Minority interest	358	401

Stockholders' equity:
Common stock, $0.001 par value; 1,200,000 shares authorized; 174,296 shares and 191,150 shares issued and outstanding, respectively	174	191
Additional paid-in capital	761,743	794,568
Accumulated other comprehensive income (loss)	(44,425)	32,993
Retained earnings	24,151	27,644

Total stockholders' equity	741,643	855,396

Total liabilities and stockholders’ equity	$1,088,568	$1,198,459

See accompanying Notes to Consolidated Financial Statements

TIBCO SOFTWARE INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended November 30,
	2008	2007	2006
Revenue:
License revenue	$273,415	$259,313	$240,071
Service and maintenance revenue	371,056	318,073	277,208

Total revenue	644,471	577,386	517,279

Cost of revenue:
License	30,276	24,024	15,936
Service and maintenance	147,622	134,877	117,745

Total cost of revenue	177,898	158,901	133,681

Gross profit	466,573	418,485	383,598
Operating expenses:
Research and development	106,594	92,924	85,923
Sales and marketing	224,641	197,397	172,768
General and administrative	53,046	51,538	44,139
Restructuring adjustment	—	(1,095)	(1,042)
Amortization of acquired intangible assets	16,557	13,164	9,454
Acquired in-process research and development	—	1,600	—

Total operating expenses	400,838	355,528	311,242

Income from operations	65,735	62,957	72,356
Interest income	9,115	18,447	19,936
Interest expense	(3,238)	(2,824)	(3,171)
Other income (expense), net	(782)	(1,181)	1,437

Income before provision for income taxes	70,830	77,399	90,558
Provision for income taxes	18,314	25,401	17,694
Minority interest, net of tax	105	110	—

Net income	$52,411	$51,888	$72,864

Net income per share:
Basic	$0.29	$0.26	$0.35

Diluted	$0.29	$0.25	$0.33

Shares used in computing net income per share:
Basic	180,525	198,885	209,538

Diluted	183,742	205,316	218,075

See accompanying Notes to Consolidated Financial Statements

TIBCO SOFTWARE INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND

COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Common Stock		Additional Paid-in Capital	Unearned Stock-Based Compensation	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity

	Shares	Amount
Balances, November 30, 2005	210,548	$211	$928,830	$(123)	$(14,346)	$(40,953)	$873,619
Components of comprehensive income:
Net income	—	—	—	—	—	72,864	72,864
Foreign currency translation adjustment, net of $(5,759) tax effects	—	—	—	—	23,451	—	23,451
Unrealized gain on investments, no tax	—	—	—	—	1,704	—	1,704

Comprehensive income							98,019

Common stock repurchased and retired	(9,893)	(10)	(71,449)	—	—	(6,213)	(77,672)
Common stock options exercised	9,115	9	20,268	—	—	—	20,277
Common stock issued for employee stock purchase program	261	—	1,966	—	—	—	1,966
Tax benefits from employee stock option plans	—	—	13,980	—	—	—	13,980
Stock-based compensation, net	—	—	15,818	—	—	—	15,818
Transfer of unearned stock-based compensation upon adoption of SFAS No. 123(R)	—	—	(123)	123	—	—	—
Restricted stock awards	1,177	1	(1)	—	—	—	—

Balances, November 30, 2006	211,208	211	909,289	—	10,809	25,698	946,007
Components of comprehensive income:
Net income	—	—	—	—	—	51,888	51,888
Foreign currency translation adjustment, net of $(3,904) tax effects	—	—	—	—	21,514	—	21,514
Unrealized gain on investments, no tax	—	—	—	—	670	—	670

Comprehensive income							74,072

Common stock repurchased and retired	(25,575)	(25)	(176,965)	—	—	(49,942)	(226,932)
Common stock options exercised	3,995	4	22,763	—	—	—	22,767
Common stock issued for employee stock purchase program	398	—	2,945	—	—	—	2,945
Tax benefits from employee stock option plans	—	—	19,456	—	—	—	19,456
Stock-based compensation, net	—	—	17,563	—	—	—	17,563
Substitute options fair value adjustment in acquisition	—	—	187	—	—	—	187
Restricted stock withholding taxes net-settlement	(85)	—	(669)	—	—	—	(669)
Restricted stock awards	1,209	1	(1)	—	—	—	—

Balances, November 30, 2007	191,150	191	794,568	—	32,993	27,644	855,396
Components of comprehensive income:
Net income	—	—	—	—	—	52,411	52,411
Foreign currency translation adjustment, net of $19,604 tax effects	—	—	—	—	(77,087)	—	(77,087)
Unrealized loss on investments, no tax	—	—	—	—	(331)	—	(331)

Comprehensive loss							(25,007)

Adjustment to accumulated retained earnings upon adoption of FIN 48	—	—	—	—	—	605	605
Common stock repurchased and retired	(21,271)	(21)	(92,459)	—	—	(56,509)	(148,989)
Common stock options exercised	2,059	2	8,610	—	—	—	8,612
Common stock issued for employee stock purchase program	546	—	3,555	—	—	—	3,555
Tax benefits from employee stock option plans	—	—	27,025	—	—	—	27,025
Stock-based compensation, net	—	—	20,972	—	—	—	20,972
Stock options assumed during the acquisition	—	—	1,011	—	—	—	1,011
Restricted stock withholding taxes net-settlement	(185)	—	(1,537)	—	—	—	(1,537)
Restricted stock awards	1,997	2	(2)	—	—	—	—

Balances, November 30, 2008	174,296	$174	$761,743	$—	$(44,425)	$24,151	$741,643

See accompanying Notes to Consolidated Financial Statements

TIBCO SOFTWARE INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended November 30,
	2008	2007	2006
Operating activities:
Net income	$52,411	$51,888	$72,864
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	15,814	16,167	15,641
Amortization of acquired intangible assets	32,302	23,490	14,776
Stock-based compensation	20,972	17,563	15,818
Acquired in-process research and development	—	1,600	—
Deferred income tax	(26,194)	(6,077)	(19,549)
Tax benefits related to employee stock option plans	27,025	19,456	24,695
Excess tax benefits from stock-based compensation	(24,713)	(17,980)	(21,482)
Minority interest, net of tax	105	110	—
Other non-cash adjustments, net	991	(1,506)	(799)
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	20,683	(5,459)	(28,002)
Due from related parties, net	—	—	1,243
Prepaid expenses and other assets	9,060	(4,778)	(4,935)
Accounts payable	3,531	(885)	3,008
Accrued liabilities and excess facilities costs	12,528	(8,613)	8,559
Deferred revenue	7,977	17,304	24,113

Net cash provided by operating activities	152,492	102,280	105,950

Investing activities:
Purchases of short-term investments	(37,047)	(140,928)	(407,639)
Maturities and sales of short-term investments	124,032	450,311	277,588
Acquisitions, net of cash acquired	(20,098)	(182,912)	—
Purchases of private equity investments	(38)	(63)	(82)
Proceeds from sales of private equity investments	347	803	1,488
Purchases of property and equipment	(8,937)	(12,599)	(12,974)
Restricted cash pledged as security	652	368	(1,506)

Net cash provided by (used in) investing activities	58,911	114,980	(143,125)

Financing activities:
Proceeds from issuance of common stock	12,167	25,712	22,243
Repurchases of the Company’s common stock	(148,989)	(226,932)	(77,672)
Withholding taxes related to restricted stock net share settlement	(1,537)	(669)	—
Excess tax benefits from stock-based compensation	24,713	17,980	21,482
Principal payments on long-term debt	(1,924)	(6,277)	(1,798)
Proceeds from minority investors	—	189	—

Net cash used in financing activities	(115,570)	(189,997)	(35,745)

Effect of foreign exchange rate changes on cash and cash equivalents	(11,670)	4,062	3,076
Net increase (decrease) in cash and cash equivalents	84,163	31,325	(69,844)
Cash and cash equivalents at beginning of year	170,237	138,912	208,756

Cash and cash equivalents at end of year	$254,400	$170,237	$138,912

Supplemental disclosures:
Interest paid	$2,508	$2,489	$2,627

Income taxes paid	$12,604	$12,098	$15,083

Supplemental disclosures of non-cash investing and financing activities:
Non-cash contributions from minority investors	$—	$85	$—

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

Fiscal Years

Our fiscal year is a twelve month period ending on November 30 of a stated year. For the purpose of presentation, we also refer to the fiscal years ended November 30, 2008, 2007 and 2006, as our fiscal years 2008, 2007 and 2006, respectively.

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

Revenue Recognition

License revenue consists principally of revenue earned under software license agreements. License revenue is generally recognized when a signed contract or other persuasive evidence of an arrangement exists, the software has been shipped or electronically delivered, the license fee is fixed or determinable and collection of the resulting receivable is probable. When contracts contain multiple elements wherein Vendor-Specific Objective Evidence (“VSOE”) exists for all undelivered elements, we account for the delivered elements in accordance with the “Residual Method” prescribed by the American Institute of Certified Public Accountants’ (“AICPA”) Statement of Position (“SOP”) No. 98-9, Modification of SOP-97-2, Software Revenue Recognition, With Respect to Certain Transactions. Revenue from subscription license agreements, which include software, rights to unspecified future products and maintenance, is recognized ratably over the term of the subscription period. For term licenses, we recognize the entire arrangement fee ratably over the license term when the renewal rate or period is not substantive compared to the term license.

In general, maintenance and support obligations are based on separately stated renewal rates in the arrangement that are deemed substantive and therefore represent VSOE of fair value. For arrangements that do not have a substantive stated renewal rate, we rely on VSOE of fair value of maintenance and support and therefore we account for the delivered elements in accordance with the Residual Method.

TIBCO SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Provided all other revenue criteria are met, the upfront, minimum, non-refundable license fees from OEM customers are generally recognized upon delivery and on-going royalty fees are generally recognized upon reports of units shipped. Revenue on shipments to resellers is recognized when evidence of an end user arrangement exists and recorded net of related costs to the resellers.

Professional services revenue consists primarily of revenue received for assisting with the implementation of our software, on-site support, training and other consulting services. Many customers who license our software also enter into separate professional services arrangements with the Company. In determining whether professional services revenue should be accounted for separately from license revenue, we evaluate, among other factors: the nature of our software products; whether they are ready for use by the customer upon receipt; the nature of our implementation services, which typically do not involve significant customization to or development of the underlying software code; the availability of services from other vendors; whether the timing of payments for license revenue is coincident with performance of services; and whether milestones or acceptance criteria exist that affect the realizability of the software license fee. Substantially all of our professional services arrangements are billed on a time and materials basis and, accordingly, are recognized as the services are performed. Contracts with fixed or not-to-exceed fees are recognized on a proportional performance basis. If there is significant uncertainty about the project completion or receipt of payment for professional services, revenue is deferred until the uncertainty is sufficiently resolved. Training revenue is recognized as training services are delivered. VSOE of fair value of consulting and training services is based upon stand-alone sales of those services. Payments received in advance of consulting or training services performed are deferred and recognized when the related services are performed. Our service and maintenance revenue includes reimbursable expenses of $9.2 million, $7.6 million and $7.3 million in fiscal years 2008, 2007 and 2006, respectively.

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

Fair Value of Financial Instruments

Carrying amounts of our financial instruments including accounts receivable, accounts payable and accrued liabilities approximate fair value due to their short maturities. The fair values of our cash equivalents, available-for-sale investments in marketable securities and derivative instruments are detailed further in Note 4.

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

No customer accounted for more than 10% of total revenue in fiscal years 2008, 2007 or 2006. No customer had a balance in excess of 10% of our net accounts receivable as of November 30, 2008 or 2007.

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

Other Investments

We have an investment in a venture capital fund which invests in privately held companies. This investment is carried at cost basis and is included in Other Assets on the Balance Sheets. The fair value of the fund’s investments is dependent on the performance of the companies in which the fund is invested, as well as the volatility inherent in external markets for these companies. The determination of fair value is based on our assessment of the underlying portfolio held by the venture capital fund. In assessing potential impairment, we consider these factors as well as each of the companies’ cash position, earnings/revenue outlook, liquidity and management/ownership. If we believe that an other-than-temporary decline exists, we would record the related write-down as a loss on investments in our Consolidated Statements of Operations. The carrying value of our minority equity investments is $0.8 million and $0.9 million as of November 30, 2008 and 2007, respectively.

TIBCO SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We believe the estimated fair value of the investment is approximately $1.3 million as of November 30, 2008. During the fiscal year 2006, we sold one of our private equity investments and realized a net gain of $0.7 million. No impairment losses associated with our minority equity investment were incurred in the periods presented.

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

Depreciation expense for property and equipment was $15.8 million, $16.2 million and $15.6 million in fiscal years 2008, 2007 and 2006, respectively.

Goodwill

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, (“SFAS No. 142”) goodwill and intangible assets with indefinite useful lives are not amortized, but are tested for impairment at least annually or as circumstances indicate their value may no longer be recoverable. We do not have intangible assets with indefinite useful lives other than goodwill. Goodwill impairment testing is a two-step process: first, we screen for impairment, and if any possible impairment exists, we then undertake a second step of measuring such impairment. We generally perform our goodwill impairment test annually in our fourth fiscal quarter, and the last impairment test was completed for the fiscal year ended November 30, 2008. SFAS No. 142 requires impairment testing based on reporting units. We periodically re-evaluate our business and have determined that we continue to operate in one segment, which we consider our sole reporting unit. Therefore, goodwill was tested and will continue to be tested for impairment at the enterprise level. To date, we have determined that there has been no impairment of goodwill.

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

TIBCO SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Stock-Based Compensation

On December 1, 2005, the beginning of our fiscal year 2006, we adopted SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123(R)”), which requires the measurement and recognition of compensation expense for all stock-based awards based on estimated fair values. We elected to use the modified prospective transition method as permitted by SFAS No. 123(R). Under this transition method, the post adoption stock-based compensation expense also includes expense for all stock-based awards granted prior to, but not yet vested as of December 1, 2005, and the estimated fair values of which were established on the grant dates in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes previous accounting under Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees, and also amends SFAS No. 95, Statement of Cash Flows.

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

Upon adoption of SFAS No. 123(R), we have elected the “long form” method for calculating the tax effects of stock-based compensation pursuant to SFAS No. 123(R), paragraph 81. Under the “long form” method, we determined the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of the employee stock-based compensation “as if” we had adopted the recognition provisions of SFAS No. 123 since its effective date of January 1, 1995. We also determined the subsequent impact on the APIC pool and Consolidated Statement of Cash Flows of the tax effect of employee stock–based compensation awards that were issued after the adoption of SFAS No. 123(R) and outstanding at the adoption date.

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

TIBCO SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Foreign Currency

Our foreign subsidiaries, with a few exceptions, use the local currency of their respective countries as their functional currency. Assets and liabilities of these subsidiaries are translated into U.S. dollars at exchange rates at the balance sheet date. Income and expense items are translated at average exchange rates for the period. Cumulative translation adjustments are included as a component of Accumulated Other Comprehensive Income (Loss) in Stockholders’ Equity. Foreign currency exchange gains and losses, derived from monetary assets and liabilities stated in a currency other than the functional currency, are recorded in the Consolidated Statements of Operations. We recorded foreign currency exchange gains and (losses) of $(1.1) million, $(1.5) million and $0.8 million in fiscal years 2008, 2007 and 2006, respectively, in Other Income (Expense) in our Consolidated Statements of Operations.

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

Advertising Expense

Advertising costs are expensed as incurred and totaled approximately $2.7 million, $1.1 million and $1.2 million in fiscal years 2008, 2007 and 2006, respectively.

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

To manage currency exposure related to net assets and liabilities denominated in foreign currencies, we enter into forward contracts for certain foreign denominated assets or liabilities. We do not enter into derivative financial instruments for trading purposes. We had seven outstanding forward contracts with a total notional amount of $51.6 million as of November 30, 2008. These derivative instruments are not designed for hedge accounting and are adjusted to fair value through Other Income (Expense) under the Consolidated Statements of Operations. The gain on fair value of these forward contracts as of November 30, 2008, was approximately $0.7 million.

The gains and losses on these derivative instruments are intended to offset the impact of foreign exchange rate changes on the underlying foreign currency denominated assets and liabilities subject to remeasurement and transaction exposures, and therefore, these forward contracts do not subject us to material balance sheet risk. As of November 30, 2008, the outstanding balance sheet hedging derivatives had maturities of approximately 30 days.

Recent Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy). SFAS No. 162 will become effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. We do not expect the adoption of SFAS No. 162 to have a material effect on our consolidated results of operations and financial condition.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141(R)”). SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling

TIBCO SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

interest in the acquiree and the goodwill acquired. SFAS No. 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008, and will be adopted by us in the first quarter of fiscal 2010. We continue to evaluate the potential impact of the adoption of SFAS No. 141(R) on our consolidated results of operations and financial condition.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods of those fiscal years. In February 2008, the FASB released a FASB Staff Position No. 157, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008. We do not expect the adoption of SFAS No. 157 for nonfinancial assets and liabilities to have a material effect on our consolidated results of operations and financial condition. The partial adoption of SFAS No. 157 for financial assets and liabilities did not have a material impact on our condensed consolidated financial position, results of operations or cash flows. See Note 4 Investment in Marketable Securities and Fair Value Measurements.

In November 2008, the FASB ratified EITF Issue No. 08-7, Accounting for Defensive Intangible Assets (“EITF No. 08-7”). EITF No. 08-7 applies to defensive intangible assets, which are acquired intangible assets that the acquirer does not intend to actively use but intends to hold to prevent its competitors from obtaining access to them. As these assets are separately identifiable, EITF No. 08-7 requires an acquiring entity to account for defensive intangible assets as a separate unit of accounting. Defensive intangible assets must be recognized at

TIBCO SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

fair value in accordance with SFAS No. 141(R) and SFAS No. 157. EITF No. 08-7 is effective for defensive intangible assets acquired in fiscal years beginning on or after December 15, 2008 and will be adopted by us in the first quarter of fiscal 2010. We are currently evaluating the potential impact, if any, of the adoption of EITF No. 08-7 on its consolidated results of operations and financial condition.

In April 2008, the FASB issued FASB Staff Position No. 142-3 (“FSP No. 142-3”), Determination of the Useful Life of Intangible Assets. FSP No. 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under SFAS No. 142, Goodwill and Other Intangible Assets. This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. FSP No. 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. FSP No. 142-3 will be adopted by us in the first quarter of fiscal 2010. We are currently evaluating the effect that the adoption of FSP No. 142-3 will have on our consolidated results of operations and financial condition.

In June 2007, the FASB ratified EITF Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities (“EITF No. 07-3”). EITF No. 07-3 requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred and capitalized and recognized as an expense as the goods are delivered or the related services are performed. EITF No. 07-3 is effective, on a prospective basis, for fiscal years beginning after December 15, 2007. We are currently evaluating the effect that the adoption of EITF No. 07-3 will have on our consolidated results of operations and financial condition.

On December 1, 2007, we adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing the recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. See Note 17 Income Taxes.

3.    Business Combination

Acquisition in Fiscal Year 2008

Insightful Corporation

On September 3, 2008, we acquired Insightful Corporation (“Insightful”), a provider of statistical data analysis and data mining solutions software. Pursuant to the Agreement and Plan of Merger (the “Insightful Merger Agreement”) entered into on June 19, 2008, we acquired all the outstanding equity of Insightful. We paid $25.4 million, consisting of $24.7 million of cash and the assumption of certain stock options with a fair value of $0.8 million, to acquire the outstanding common stock and certain stock options of Insightful. In connection with the acquisition, we also incurred transaction costs of $0.9 million.

The acquisition was accounted for using the purchase method of accounting. A summary of the purchase price of the acquisition is as follows (in thousands):

Cash paid	$24,669
Consideration associated with assumed stock options	778
Direct transaction costs	938

Total purchase price	$26,385

TIBCO SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The preliminary allocation of the purchase price for this acquisition, as of the date of the acquisition, is as follows (in thousands):

Cash acquired	$5,305
Short-term investments	5,050
Other assets acquired	3,099
Deferred income tax assets	3,789
Identifiable intangible assets	16,200
Goodwill	2,533

Total assets acquired	35,976
Liabilities assumed	(8,697)
Deferred income tax liabilities	(483)
Long-term income tax liabilities	(411)

Total liabilities assumed	(9,591)

Net assets acquired	$26,385

The amount of the total purchase price allocated to the tangible assets acquired was assigned based on the fair values as of the date of the acquisition. The fair value assigned to identifiable intangible assets acquired was determined using the income approach which discounts expected future cash flows to present value using estimated assumptions determined by management. We believe that these identified intangible assets will have no residual value after their estimated economic useful lives. These identifiable intangible assets are subject to amortization on a straight line basis as this best approximates the benefit period related to these assets (in thousands, except amortization period):

	Gross Amount at Acquisition Date	Weighted Average Amortization Period
Existing technology	$8,600	4.0 years
Customer base	1,200	5.0 years
Patents/core technology	700	3.0 years
Trademarks	100	3.0 years
Service agreements	500	2.0 years
Maintenance agreements	5,100	5.0 years

	$16,200

The excess of the purchase price over the identified tangible and intangible assets was recorded as goodwill. We anticipate that none of the goodwill recorded in connection with the Insightful acquisition will be deductible for income tax purposes.

As part of the transaction, we assumed Insightful Corporation Amended and Restated 2001 Stock Option and Incentive Plan (the “2001 Insightful Plan”). As of September 3, 2008, there were approximately 0.5 million shares reserved for grant and approximately 0.5 million shares underlying stock options outstanding under the 2001 Insightful Plan. Each outstanding and unexercised option under the plan was converted into an option to purchase our common stock based on the option exchange ratio set forth in the Insightful Merger Agreement. Such assumed options had a weighted average fair value of $2.47 per share valued using the Black-Scholes model. The total fair value of the options assumed was $1.3 million, of which approximately 0.3 million fully

TIBCO SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

vested options with $0.8 million fair value was included in the purchase price. The remaining approximately 0.2 million unvested options with $0.5 million fair value will be expensed on a straight-line basis over the remaining requisite service period of the underlying awards.

Acquisition in Fiscal Year 2007

Spotfire Holdings, Inc.

On June 5, 2007, we acquired Spotfire Holdings, Inc. (“Spotfire”), a privately held company headquartered in Massachusetts and a leading provider of next generation business intelligence software, which is now part of our business optimization product line. Pursuant to the Agreement and Plan of Merger (the “Merger Agreement”), we acquired all the outstanding equity excluding the unvested options of Spotfire for approximately $190.4 million in cash plus transaction costs. In addition, pursuant to the Merger Agreement, each unvested option of Spotfire was canceled and substituted with an option to purchase our common stock (each, a “Substitute Option”). We granted approximately 887,000 shares of Substitute Options on the closing date of the acquisition. Substitute Options were valued using the Black-Scholes model on the date of the acquisition with a fair value of $5.4 million and will be expensed as stock-based compensation on a straight-line basis over the remaining vesting period of the underlying awards.

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

The amount of the total purchase price allocated to the tangible assets acquired was assigned based on the fair values as of the date of the acquisition. The fair value assigned to identifiable intangible assets acquired was determined using the income approach which discounts expected future cash flows to present value using estimated assumptions determined by management. We believe that these identified intangible assets will have no residual value after their estimated economic useful lives. Our methodology for allocating the purchase price relating to acquired in-process research and development (“IPR&D”) was determined through established

TIBCO SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

valuation techniques. Acquired IPR&D was expensed upon acquisition as technological feasibility had not been established and no future alternate use existed. These identifiable intangible assets are subject to amortization on a straight line basis as this best approximates the benefit period related to these assets (in thousands, except amortization period):

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

TIBCO SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Pro Forma Adjusted Summary

The results of Insightful’s and Spotfire’s operations have been included in the Consolidated Financial Statements since the acquisition dates. The following unaudited pro forma adjusted summary reflects TIBCO’s condensed results of operations for the periods ended November 30, 2008 and 2007, respectively. The summary assumes Insightful had been acquired at the beginning of the periods and assumes Spotfire had been acquired at the beginning of fiscal year 2007, and includes the acquired IPR&D charge of $1.6 million. The unaudited pro forma adjusted summary combines the historical results for TIBCO for that period with the historical results for Insightful and Spotfire for the same period. The following unaudited pro forma adjusted summary is not intended to be indicative of future results (in thousands, except per share amounts):

	Year Ended November 30,
	2008	2007
	(Unaudited)
Pro forma adjusted total revenue	$659,728	$623,306

Pro forma adjusted net income	$49,417	$36,970

Pro forma adjusted net income per share:
Basic	$0.26	$0.19

Diluted	$0.25	$0.18

4.    Investment in Marketable Securities and Fair Value Measurements

Marketable securities, which are classified as available-for-sale, are summarized below as of November 30, 2008 and 2007 (in thousands):

					Classified on Balance Sheet
	Purchased/ Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value	Cash and Cash Equivalents	Short-term Investments

As of November 30, 2008:
U.S. Government debt securities	$3,022	$12	$—	$3,034	$—	$3,034
Corporate debt securities	5,795	30	(1)	5,824	—	5,824
Asset-backed securities	2,483	3	(8)	2,478	—	2,478
Mortgage-backed securities	1,747	2	(12)	1,737	—	1,737
Money market funds	129,551	—	—	129,551	129,551	—

	$142,598	$47	$(21)	$142,624	$129,551	$13,073

As of November 30, 2007:
U.S. Government debt securities	$21,162	$373	$—	$21,535	$—	$21,535
Corporate debt securities	36,585	130	(153)	36,562	—	36,562
Asset-backed securities	20,189	87	(47)	20,229	—	20,229
Mortgage-backed securities	17,241	68	(101)	17,208	—	17,208
Money market funds	46,019	—	—	46,019	46,019	—

	$141,196	$658	$(301)	$141,553	$46,019	$95,534

TIBCO SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fixed income securities included in short-term investments above, are summarized by their contractual maturities as follows (in thousands):

	November 30,
	2008	2007
Contractual maturities:
Less than one year	$12,564	$12,682
One to three years	509	82,852

	$13,073	$95,534

The maturities of asset-backed and mortgage-backed securities were primarily based upon payment forecasts utilizing interest rate scenarios and mortgage loan characteristics.

The following table summarizes the net realized gains (losses) on short-term investments for the fiscal years presented (in thousands):

	Year Ended November 30,
	2008	2007	2006
Realized gains	$1,351	$411	$205
Realized losses	(1,116)	(723)	(160)

Net realized gains (losses)	$235	$(312)	$45

The following table summarizes the fair value and gross unrealized losses related to available-for-sale securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of November 30, 2008 (in thousands):

	Less than 12 months		More than 12 months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

Corporate debt securities	$1,012	$(1)	$—	$—	$1,012	$(1)
Asset-backed securities	1,546	(8)	—	—	1,546	(8)
Mortgage-backed securities	489	(12)	—	—	489	(12)

	$3,047	$(21)	$—	$—	$3,047	$(21)

The unrealized losses on our investments were primarily due to changes in interest rates and market and credit conditions of the underlying securities. As of November 30, 2008, we do not consider these investments to be other-than-temporarily impaired because we have the ability and intent to hold these investments until a recovery of fair value, which may be at maturity.

We periodically assess whether significant facts and circumstances have arisen to indicate an adverse effect on the fair value of the underlying investment that might indicate material deterioration in the creditworthiness of our issuers. During fiscal years 2008 and 2007, we determined the decline in value of investments associated with certain mortgage-backed securities to be other-than-temporary. Accordingly, we recorded an impairment of approximately $0.6 million and $0.3 million in fiscal years 2008 and 2007, respectively. We included this impairment in Other Income (Expense) in the Consolidated Statements of Operations. Depending on market conditions, we may record additional impairments on our investment portfolio in the future.

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

Fair value hierarchy of our cash equivalents, marketable securities and foreign currency contracts at fair value in connection with our adoption of SFAS No. 157 (in thousands):

		Fair Value Measurements at Reporting Date using
Description	November 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant other Observable Inputs (Level 2)
Assets:
Money market fund	$129,551	$129,551	$—
U.S. Government debt securities	3,034	—	3,034
Corporate debt securities	5,824	—	5,824
Asset-backed securities	2,478	—	2,478
Mortgage-backed securities	1,737	—	1,737
Foreign currency forward contracts	694	—	694
Liabilities:
Foreign currency forward contracts	$6	$—	$6

TIBCO SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.    Accounts Receivable and Allowances for Doubtful Accounts, Returns and Discounts

Accounts receivable, net, by category is as follows (in thousands):

	November 30,
	2008	2007
Accounts receivable	$128,283	$154,292
Unbilled fees and services	9,277	11,697

	137,560	165,989
Less: Allowances for doubtful accounts, returns and discounts	(4,369)	(4,259)

Net accounts receivable	$133,191	$161,730

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

The following is a summary of activities in allowances for doubtful accounts, returns and discounts for the fiscal years indicated (in thousands):

Year ended November 30,	Allowances Beginning Balance	Charged Against Revenue	Charged to Expenses	Write-offs, Adjustments, Net of Recovery	Allowances Ending Balance

2008	$4,259	$878	$573	$(1,341)	$4,369
2007	4,255	763	(525)	(234)	4,259
2006	4,521	2,770	(1,000)	(2,036)	4,255

6.    Property and Equipment

Property and equipment by category is as follows (in thousands):

	November 30,
	2008	2007
Buildings	$77,938	$77,938
Equipment and software	54,687	55,530
Furniture and fixtures	7,687	7,813
Facility improvements	44,871	45,621

	185,183	186,902
Less: Accumulated depreciation	(81,652)	(75,512)

	$103,531	$111,390

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

7.    Goodwill and Other Acquired Intangible Assets

Goodwill

The changes in the carrying amount of goodwill for the fiscal years ended November 30, 2008 and 2007 are as follows (in thousands):

Goodwill
Balance as of November 30, 2006	$274,442
Goodwill recorded for the Spotfire acquisition	121,447
Foreign currency translation	16,367

Balance as of November 30, 2007	412,256
Goodwill recorded for the Insightful acquisition	2,533
Spotfire subsequent goodwill adjustment, net of tax	(1,207)
Foreign currency translation	(69,640)

Balance as of November 30, 2008	$343,942

In fiscal year 2008, we recorded a decrease in goodwill of $1.2 million net of tax as a result of the settlement of certain accrued liabilities and a reduction of accrued acquisition costs related to the acquisition of Spotfire.

Acquired Intangible Assets

Our acquired intangible assets are subject to amortization on a straight line basis over their estimated useful lives as follows:

	Estimated Life	Weighted Average Remaining Life
Developed technologies	4 to 5 years	2.7 years
Customer base	3 to 7 years	4.9 years
Patents/core technologies	3 to 8 years	2.9 years
Trademarks	3 to 5 years	2.7 years
Non-compete agreements	2 years	0.5 years
Maintenance agreements	5 to 9 years	4.7 years

TIBCO SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The carrying values of our amortized acquired intangible assets are as follows (in thousands):

	November 30, 2008			November 30, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technologies	$83,853	$(52,885)	$30,968	$88,171	$(45,460)	$42,711
Customer base	37,461	(21,967)	15,494	43,112	(19,228)	23,884
Patents/core technologies	18,460	(9,424)	9,036	23,143	(8,412)	14,731
Trademarks	5,981	(4,666)	1,315	7,170	(4,530)	2,640
Non-compete agreements	1,480	(1,280)	200	1,480	(863)	617
OEM customer royalty agreements	1,000	(1,000)	—	1,000	(1,000)	—
Maintenance agreements	37,611	(14,187)	23,424	37,892	(11,545)	26,347

	$185,846	$(105,409)	$80,437	$201,968	$(91,038)	$110,930

Amortization of developed technologies is recorded in cost of revenue, while the amortization of other acquired intangible assets is included in operating expenses. The following summarizes the amortization expense of acquired intangible assets for the fiscal years indicated (in thousands):

	Year Ended November 30,
	2008	2007	2006
Amortization of acquired intangible assets:
In cost of revenue	$15,745	$10,326	$5,322
In operating expenses	16,557	13,164	9,454

	$32,302	$23,490	$14,776

The estimated future amortization of acquired intangible assets as of November 30, 2008 is as follows (in thousands):

Year ending November 30,
2009	$25,938
2010	21,397
2011	16,519
2012	9,124
2013	5,445
Thereafter	2,014

$80,437

8.    Accrued Restructuring and Excess Facilities Costs

Accrued Integration Costs

In connection with our acquisitions of Insightful in fiscal year 2008, Spotfire in fiscal year 2007, and Staffware plc (“Staffware”) in fiscal year 2004, we recorded accruals for acquisition integration liabilities, which include the incremental costs to exit and consolidate activities at acquired locations, termination of certain employees, and other costs to integrate operating locations and other activities of the acquired companies. The accruals were recorded using the guidance provided by EITF No. 95-3, Recognition of Liabilities in a Purchase

TIBCO SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Business Combination, which requires that these acquisition integration expenses, which are not associated with the generation of future revenues and have no future economic benefit, be reflected as assumed liabilities in the allocation of the purchase price to the net assets acquired.

In connection with our acquisition of Insightful in the fourth quarter of fiscal year 2008, we recorded an accrual of $3.3 million for acquisition integration liabilities, which includes $3.1 million in incremental costs associated with the termination of certain employees and $0.2 million for the estimated costs associated with Insightful facilities that we expect to abandon. Included in the $3.1 million of incremental costs is $0.2 million stock-based compensation associated with the fully vested stock options assumed in the acquisition.

In connection with our acquisition of Spotfire in the third quarter of fiscal year 2007, we recorded an accrual of $0.4 million for acquisition integration liabilities, which include the incremental cost associated with the termination of certain employees; as of November 30, 2008, all of these employees were terminated. As of November 30, 2008, all of the obligations related to the Spotfire integration were satisfied.

In connection with our acquisition of Staffware in June 2004, we recorded an accrual of $2.9 million for the estimated expenses due to the Staffware facilities that we expected to abandon. In addition, we recorded an accrual of $2.6 million for severance related to the termination of redundant Staffware personnel and $0.2 million related to the cancellation of certain marketing programs. As of November 30, 2008, all of the obligations related to the Staffware integration were satisfied.

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

2005 Restructuring Program. In fiscal year 2005, we initiated a restructuring plan designed to re-align our resources and cost structure and, accordingly, recognized a restructuring charge of approximately $3.9 million for the resulting workforce reduction. The restructuring plan eliminated 49 employees, across all functions and primarily in our European operations. At the end of fiscal year 2006, the plan was completed.

TIBCO SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a summary of activities in accrued restructuring and integration costs for each of the three fiscal years ended November 30, 2008, 2007 and 2006 (in thousands):

	Accrued Excess Facilities			Accrued Severance and Other
	Headquarter Facilities	Acquisition Integration	Subtotal	Restructuring	Acquisition Integration	Subtotal	Total

As of November 30, 2005	$28,105	$1,137	$29,242	$747	$13	$760	$30,002
Restructuring adjustment	(1,042)	—	(1,042)	—	—	—	(1,042)
Cash utilized	(5,219)	(580)	(5,799)	(747)	(13)	(760)	(6,559)

As of November 30, 2006	21,844	557	22,401	—	—	—	22,401
Restructuring adjustment	(1,095)	—	(1,095)	—	—	—	(1,095)
Acquisition integration costs	—	—	—	—	404	404	404
Cash utilized	(5,153)	77	(5,076)	—	(401)	(401)	(5,477)

As of November 30, 2007	15,596	634	16,230	—	3	3	16,233
Acquisition integration costs	—	192	192	—	3,081	3,081	3,273
Cash utilized	(4,967)	(703)	(5,670)	—	(1,670)	(1,670)	(7,340)

As of November 30, 2008	$10,629	$123	$10,752	$—	$1,414	$1,414	$12,166

The remaining accrued excess facilities costs represent the estimated loss on abandoned facilities, net of sublease income, which is expected to be paid over the next two years. As of November 30, 2008, $5.6 million of the $12.2 million accrued restructuring and excess facilities costs were classified as long-term liabilities based on our current expectation that the lease payments will be paid over the remaining term of the related leases.

9.    Long-Term Debt and Line of Credit

Mortgage Note Payable

In connection with the purchase of our corporate headquarters in June 2003, we recorded a $54.0 million mortgage note payable to a financial institution collateralized by the commercial real property acquired. The balance on the mortgage note payable was $44.6 million and $46.5 million as of November 30, 2008 and 2007, respectively.

The mortgage note payable carries a 20-year amortization, and in the second quarter of fiscal year 2007, we amended the mortgage note payable such that it now carries a fixed annual interest rate of 5.50%. The $34.4 million principal balance that will be remaining at the end of the 10-year term will be due as a final lump sum payment on July 1, 2013. Under the currently applicable terms of the mortgage note agreements, we are prohibited from acquiring another company without prior consent from the lender unless we maintain at least $50.0 million of cash or cash equivalents and meet other non-financial terms as defined in the agreements. In addition, we are subject to certain non-financial covenants as defined in the agreements. As of November 30, 2008, we were in compliance with all covenants.

As of November 30, 2008, the mortgage carrying amount reported in our consolidated balance sheet was $44.6 million. The determination of the fair value of our mortgage in accordance with the requirements of GAAP involved significant judgment. Given the current volatility in the credit market and the limited amount of current lending activities, it is difficult to find similar available instruments. However, based on various inquiries to lenders who considered our credit profile and the underlying value of the collateral, we determined a discount rate of 9.0% could be used to estimate the fair value of the mortgage. By using a discounted cash flow technique, we estimate the fair value of our mortgage at approximately $39.5 million. The estimated fair value is not

TIBCO SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

indicative of any future realizable gain or loss or change in cash payment obligations associated with the mortgage. Currently, if we choose to refinance or settle our mortgage obligation we will be subject to significant additional cash commitments. We do not expect to settle the obligation before its maturity.

Line of Credit

We have a $20.0 million revolving line of credit that matures on June 18, 2009. The revolving line of credit is available for cash borrowings and for the issuance of letters of credit up to $20.0 million. As of November 30, 2008, no borrowings were outstanding under the facility and a $13.0 million irrevocable letter of credit was outstanding, leaving $7.0 million of available credit for additional letters of credit or cash borrowings. The $13.0 million irrevocable letter of credit outstanding was issued in connection with the mortgage note payable. The letter of credit automatically renews for successive one-year periods, until the mortgage note payable has been satisfied in full. We are required to maintain a minimum of $40.0 million in unrestricted cash, cash equivalents and short-term investments, net of total current and long-term indebtedness, as well as comply with other non-financial covenants defined in the agreement. As of November 30, 2008, we were in compliance with all covenants under the revolving line of credit.

10.    Other Balance Sheet Components

Certain other balance sheet components are summarized below (in thousands):

	November 30,
	2008	2007
Prepaid expenses and other current assets:
Current deferred tax asset	$22,242	$9,672
Pre-acquisition receivable—Spotfire(1)	7,475	24,556
Consumption, goods and services; and value added tax recoverable	7,252	7,409
Prepaid royalties	4,387	3,034
Other	8,638	8,869

	$49,994	$53,540

Other non-current assets:
Prepaid land lease	$24,477	$25,026
Pre-acquisition receivable—Spotfire, net of current portion(1)	1,303	8,154
Restricted cash	3,010	3,662
Private equity investments, net	846	896
Other	10,229	9,797

	$39,865	$47,535

Accrued liabilities:
Compensation and benefits	$53,767	$52,925
Taxes	14,191	12,962
Current deferred tax liability	3,236	7,759
Other	19,786	21,880

	$90,980	$95,526

(1)	Accounts receivable for contracts with payment terms related to the Spotfire acquisition, which had not been billed as of the acquisition date; see Note 3 for further details.

TIBCO SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In connection with a facility lease, we have an irrevocable letter of credit in the amount of $4.5 million. The letter of credit automatically renews annually for the duration of the lease term, which expires in December 2010. We are subject to certain financial covenants as defined in the letter of credit agreement. As of November 30, 2008 we were in compliance with all letter of credit covenants.

As of November 30, 2008, in connection with bank guarantees issued by some of our international subsidiaries, we had $3.0 million of restricted cash which is included in Other Assets on our Consolidated Balance Sheets.

Prepaid Land Lease

In June 2003, we entered into a 51-year lease of the land upon which our corporate headquarters is located. The lease was paid in advance for a total of $28.0 million, but is subject to adjustments every ten years based upon changes in fair market value. Should it become necessary, we have the option to prepay any rent increases due as a result of a change in fair market value. This prepaid land lease is being amortized using the straight-line method over the life of the lease; the portion to be amortized over the next twelve months is included in Prepaid Expenses and Other Current Assets, and the remainder is included in Other Assets on our Consolidated Balance Sheets.

Operating Commitments

At various locations worldwide, we lease office space and equipment under non-cancelable operating leases with various expiration dates through April 2015. Rental expense was approximately $10.5 million, $10.4 million and $8.8 million in fiscal years 2008, 2007 and 2006, respectively.

As of November 30, 2008, contractual commitments associated with indebtedness, lease obligations and restructuring are as follows (in thousands):

	Total	2009	2010	2011	2012	2013	Thereafter
Operating commitments:
Debt principal	$44,558	$2,033	$2,148	$2,269	$2,397	$35,711	$—
Debt interest	10,168	2,400	2,285	2,164	2,036	1,283	—
Operating leases	31,406	10,302	7,447	5,342	3,227	2,382	2,706

	86,132	14,735	11,880	9,775	7,660	39,376	2,706

Restructuring-related commitments:
Gross lease obligations	15,941	7,237	8,008	652	9	9	26
Estimated sublease income	(6,578)	(3,243)	(3,096)	(239)	—	—	—

	9,363	3,994	4,912	413	9	9	26

Total commitments	$95,495	$18,729	$16,792	$10,188	$7,669	$39,385	$2,732

TIBCO SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Future minimum lease payments under restructured non-cancelable operating leases as of November 30, 2008, are included in Accrued Restructuring and Excess Facilities Costs on our Consolidated Balance Sheets; see Note 8 for further details.

The above commitment table does not include approximately $12.4 million of long-term income tax liabilities recorded in accordance with FIN 48 due to the fact that we are unable to reasonably estimate the timing of these potential future payments.

Derivative Instruments

We conduct business in the Americas; Europe, the Middle East and Africa (“EMEA”); and Asia Pacific and Japan (“APJ”). As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or changes in economic conditions in foreign markets. The majority of our sales are currently made in U.S. dollars. In addition, we transact business in approximately 20 foreign currencies worldwide, of which the most significant to our operations in fiscal year 2008 was the EURO. We enter into forward contracts with financial institutions to manage our currency exposure related to net assets and liabilities denominated in foreign currencies, and these forward contracts are generally settled monthly. Our forward contracts reduce, but do not eliminate, the impact of currency exchange rate movements. We do not enter into derivative financial instruments for trading purposes. Gains and losses on forward contracts are included in Other Income (Expense) in our Consolidated Statements of Operations.

We had seven outstanding forward contracts with a total notional amount of $51.6 million as of November 30, 2008, which are summarized as follows (in thousands):

	Notional Value Local Currency	Notional Value USD	Fair Value Gain (Loss) USD
Forward contracts sold:
EURO	29,800	$38,204	$555
Australian dollar	1,200	775	1
British pound	2,500	3,805	43
Japanese yen	82,000	860	5
South African rand	64,000	6,397	74
Swiss franc	1,100	913	16
New Taiwan dollar	22,000	659	(6)

		$51,613	$688

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

TIBCO SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12.    Legal Proceedings

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

In 2004, a stipulation of Settlement (the “Settlement”) was submitted to the Court, and in 2005, the Court granted preliminary approval. Under the Settlement, we and our subsidiary Talarian would have been dismissed of all claims in exchange for a contingent payment guarantee by the insurance companies responsible for insuring us and Talarian as issuers. Class certification was a condition of the Settlement. After the Second Circuit Court of Appeals issued a ruling overturning class certification in six test cases for the coordinated proceedings, the Settlement was terminated in June 2007 by stipulation of the parties and order of the Court. On August 14, 2007, plaintiffs filed amended master allegations and amended complaints in the six test cases. On March 26, 2008, the Court denied the defendants’ motion to dismiss the amended complaints in the six test cases. It is uncertain whether there will be any revised or future settlement. If no settlement is achieved, we believe that we and Talarian have meritorious defenses and intend to defend the actions vigorously. However, the litigation results cannot be predicted at this point.

13.    Stockholders’ Equity

Preferred Stock

Our certificate of incorporation, as amended and restated, authorizes us to issue 75.0 million shares of $0.001 par value preferred stock. As of November 30, 2008, no preferred stock was issued or outstanding.

Common Stock

Our certificate of incorporation, as amended and restated, authorizes us to issue 1.2 billion shares of $0.001 par value common stock. As of November 30, 2008, approximately 174,296,000 shares of common stock were issued and outstanding. The outstanding shares of common stock as of November 30, 2008 include

TIBCO SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

approximately 3,362,000 shares of restricted stock. All of the outstanding shares of restricted stock remain unvested as of November 30, 2008. The balance of unvested restricted stock will be forfeited and automatically transferred back to the Company at no cost upon the recipient’s discontinuing employment for any reason.

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

Stock Repurchase Programs

In December 2005, our Board of Directors approved an eighteen-month stock repurchase program pursuant to which we were authorized to repurchase up to $100.0 million of our outstanding common stock. In December 2006, our Board of Directors approved an eighteen-month stock repurchase program pursuant to which we were authorized to repurchase up to $100.0 million of our outstanding common stock. In connection with approving the December 2006 stock repurchase program, the December 2005 stock repurchase program was terminated and the remaining authorized amount of $23.3 million under the December 2005 stock repurchase program was canceled at the end of fiscal year 2006.

In April 2007, our Board of Directors approved a stock repurchase program pursuant to which were authorized to repurchase up to $300.0 million of our outstanding common stock from time to time in the open market or through privately negotiated transactions. In connection with approving the April 2007 stock

TIBCO SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

repurchase program, the December 2006 stock repurchase program was terminated and the remaining authorized amount of $58.2 million under the December 2006 stock repurchase program was canceled.

In April 2008, our Board of Directors approved a new stock repurchase program pursuant to which we may repurchase up to $300.0 million of our outstanding common stock. In connection with the approval of the April 2008 stock repurchase program, the April 2007 stock repurchase program was terminated and the remaining authorized amount of $69.6 million under the April 2007 stock repurchase program was canceled. As of November 30, 2008, we had $196.3 million available for purchases under the April 2008 stock repurchase program.

All repurchased shares of common stock have been retired. The following table summarizes the activities under the stock repurchase programs for the periods indicated (in thousands, except per share data):

	Year Ended November 30,
	2008	2007	2006
Cash used for repurchases	$148,989	$226,932	$77,672

Shares repurchased	21,271	25,575	9,893

Average price per share	$7.00	$8.87	$7.85

In connection with the repurchase activities during fiscal years 2008 and 2007, we classified $56.5 million and $49.9 million of the excess purchase price over the par value of our common stock to retained earnings and $92.5 million and $177.0 million, respectively, to additional paid-in capital.

14.    Stock Benefit Plans and Stock-Based Compensation

Stock Benefit Plans

2008 Equity Incentive Plan (the “2008 Plan”).    On August 1, 2008, the 2008 Plan replaced the 1996 Stock Option Plan and the 1998 Director Option Plan. As of November 30, 2008, there were 14.0 million shares available for grant under the 2008 Plan and 0.2 million shares underlying stock options and awards outstanding under the 2008 Plan.

1996 Stock Option Plan (the “1996 Plan”).    On August 1, 2008, the 1996 Plan was retired and replaced with the 2008 Plan. As of November 30, 2008, there were no shares available for grant and 35.0 million underlying stock options and awards outstanding under the 1996 Plan.

Stock options granted under the 2008 and 1996 Plans may be either incentive stock options or nonqualified stock options. Incentive stock options may be granted only to employees (including officers and directors who are employees). Nonqualified stock options may be granted to our employees and consultants. Stock options are granted generally at fair market value on the date of grant and generally vest over four years. Generally, stock options granted from the 1996 Plan prior to December 1, 2005 have a contractual term of ten years from the date of grant, and stock options granted from the 1996 Plan on or after December 1, 2005 and stock options granted from the 2008 Plan, have a contractual term of seven years from the date of grant.

In addition to stock options, we issue restricted stock or restricted stock units to our employees (including officers and directors who are employees). Shares of restricted stock are issued at the time of grant, but held in escrow until they are vested. The recipient of restricted stock becomes the owner of record of the stock immediately upon grant, subject to certain restrictions. The balance of unvested restricted stock will be forfeited

TIBCO SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and automatically transferred back to the Company at no cost upon the termination of the recipient’s employment. Upon vesting of restricted stock, the recipient has the option to settle minimum withholding taxes by electing to have the Company withhold otherwise deliverable shares having a fair market value equal to the required tax obligations (“net-settlement”). The net-settlement shares are then immediately cancelled and retired. As vesting of restricted stock units occur, common stock is issued. The recipient of restricted stock units does not acquire any rights as a stockholder until the restricted stock units are settled upon vesting and the recipient actually receives shares of our common stock.

Our stock option agreements and stock award agreements generally provide for partial accelerated vesting if there is a change in control of the Company. We have entered into an employment agreement with our CEO that provides for varying levels of accelerated vesting upon the occurrence of certain events. In addition, we have a change in control and severance plan that provides certain of our employees with partial accelerated vesting in the event that their employment is terminated within twelve months of a change in control of TIBCO.

1998 Director Option Plan (the “Director Plan”).    In February 1998, we adopted the Director Plan. On August 1, 2008, the Director Plan was retired and replaced by the 2008 Plan. As of November 30, 2008, no shares were available for grant and approximately 1.2 million shares underlying stock options were outstanding under the Director Plan.

Insightful Corporation Amended and Restated 2001 Stock Option and Incentive Plan (the “Insightful Plan”).    In September 2008, we assumed the Insightful Plan in connection with our acquisition of Insightful. At the date of acquisition, all options of Insightful common stock that were outstanding under the Insightful Plan were converted, according to an exchange ratio, into options of our common stock with terms and conditions equivalent to those applicable at the time of conversion. As of November 30, 2008, 0.4 million shares were available for grant and approximately 0.5 million shares underlying stock options and awards were outstanding under the Insightful Plan.

Talarian Stock Option Plans (the “Talarian Plans”).    In April 2003, we assumed all of the Talarian Plans in connection with our acquisition of Talarian. At the date of acquisition, all outstanding options of Talarian common stock were converted, according to an exchange ratio, into options of our common stock with terms and conditions equivalent to those applicable at the time of conversion. As of November 30, 2008, there were no shares reserved for grant and approximately 23,000 shares underlying options outstanding under the Talarian Plans.

2000 Extensibility Stock Option Plan (the “Extensibility Plan”).    In 2000, we assumed the Extensibility Plan in connection with options assumed in our acquisition of Extensibility. Extensibility employees who continued service with us were granted options with terms and conditions equivalent to those applicable at the date of acquisition. As of November 30, 2008, there were no shares reserved for grant and approximately 23,000 shares underlying options outstanding under the Extensibility Plan.

2008 Employee Stock Purchase Plan (the “2008 ESPP”).    On August 1, 2008, we adopted the 2008 ESPP replacing the Employee Stock Purchase Program (the “ESPP”) pursuant to the 1996 Plan. The 2008 ESPP provides for the issuance of up to 10.0 million shares of our common stock.

Employees are generally eligible to participate in the 2008 ESPP if they are employed by us for more than 20 hours per week and more than five months in a calendar year and are not (and would not become as a result of being granted an option under the 2008 ESPP) 5% stockholders of the Company. Certain of our international employees are also eligible to participate. Under the 2008 ESPP, eligible employees may select a rate of payroll deduction from 1% to 10% of their eligible compensation subject to certain maximum purchase limitations.

TIBCO SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Under the 2008 ESPP, participants are entitled to purchase shares at 85% of the lesser of the fair market value of our common stock on either the first or last trading day of each six-month offering period. Participants may contribute a maximum amount of $2,500 per offering period and no contribution percentage changes are allowed during an offering period.

We issued approximately 0.5 million, 0.4 million and 0.3 million shares for $3.6 million, $2.9 million and $2.0 million in employee contributions for the fiscal years 2008, 2007 and 2006, respectively under the ESPP.

Stock Options Activities

The summary of stock option activity in fiscal years 2008, 2007 and 2006 is presented below (in thousands, except per share data):

Stock Options	Number of Shares Underlying Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (year)	Aggregate Intrinsic Value
Outstanding at November 30, 2005	46,266	$7.01
Granted	3,512	7.65
Exercised	(9,115)	2.23
Forfeited or expired	(2,202)	8.91

Outstanding at November 30, 2006	38,461	8.09
Granted	5,200	7.90
Exercised	(3,994)	5.70
Forfeited or expired	(2,029)	8.92

Outstanding at November 30, 2007	37,638	8.27
Assumed in acquisitions	515	8.85
Granted	3,037	7.67
Exercised	(2,059)	4.20
Forfeited or expired	(2,841)	9.77

Outstanding at November 30, 2008	36,290	$8.34	4.51	$3,348

Vested and expected to vest at November 30, 2008	35,130	$8.36	4.46	$3,301

Exercisable at November 30, 2008	29,244	$8.48	4.17	$2,920

The intrinsic value of exercised stock options is calculated based on the difference between the exercise price and the quoted market price of our common stock as of the close of the exercise date. The total intrinsic value of stock options exercised in fiscal years 2008, 2007 and 2006 was $7.1 million, $13.3 million and $52.5 million, respectively. Upon the exercise of stock options, we issue common stock from our authorized shares. As of November 30, 2008, total unamortized stock-based compensation cost related to unvested stock options was $17.6 million, with the weighted-average remaining recognition period of 2.48 years. Total fair value of stock options vested and expensed in fiscal year 2008, 2007 and 2006 was $15.5 million, $13.6 million and $13.5 million, respectively, net of taxes.

The total realized tax benefits attributable to stock options exercised and vesting of stock awards were $27.0 million, $19.5 million and $24.7 million in fiscal year 2008, 2007 and 2006, respectively. The gross excess tax benefits from stock-based compensation were $24.7 million, $18.0 million and $21.5 million in the fiscal years

TIBCO SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2008, 2007, and 2006, respectively, as reported on the Consolidated Statements of Cash Flows in financing activities. The excess tax benefits represent the reduction in income taxes otherwise payable during the period which are attributable to the actual gross tax benefits in excess of the expected tax benefits for stock options exercised in current and prior periods.

All vested stock options are exercisable. The following table summarizes information about stock options outstanding and exercisable as of November 30, 2008 (in thousands, except number of years and per share data):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares Underlying Options	Weighted-Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price per Share	Number of Shares Underlying Options	Weighted- Average Exercise Price per Share
$ 0.96 to $ 5.55	3,211	3.77	$3.83	2,850	$3.85
5.73 to 6.29	3,297	4.41	6.04	3,293	6.04
6.41 to 7.23	4,592	6.23	6.71	3,779	6.68
7.24 to 7.30	4,983	5.15	7.30	4,195	7.30
7.31 to 7.95	4,137	5.81	7.76	1,538	7.77
7.98 to 8.59	4,775	3.43	8.08	4,449	8.08
8.60 to 11.44	4,452	4.89	9.21	2,308	9.43
11.49 to 12.74	4,865	3.08	11.77	4,857	11.77
12.77 to 71.81	1,978	2.68	17.41	1,975	17.42

	36,290	4.50	8.34	29,244	8.48

Stock Awards Activities

Our nonvested stock awards are comprised of restricted stock and restricted stock units. A summary of the status for nonvested stock awards as of November 30, 2008, and activities during fiscal years 2008, 2007 and 2006, is presented as follows (in thousands, except per share data):

Nonvested Stock Awards	Restricted Stock	Restricted Stock Units	Total of Shares Number Underlying Awards	Weighted- Average Grant-Date Fair Value
Nonvested at November 30, 2005	—	—	—	—
Granted	1,195	322	1,517	$7.34
Forfeited	(18)	(3)	(21)	7.33

Nonvested at November 30, 2006	1,177	319	1,496	7.34
Granted	1,321	396	1,717	8.89
Vested	(271)	(74)	(345)	7.34
Forfeited	(185)	(63)	(248)	7.94

Nonvested at November 30, 2007	2,042	578	2,620	8.28
Granted	2,058	412	2,470	7.76
Vested	(537)	(153)	(690)	8.18
Forfeited	(200)	(75)	(275)	8.17

Nonvested at November 30, 2008	3,363	762	4,125	7.99

TIBCO SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We granted nonvested stock awards at no cost to recipients during fiscal years 2008, 2007 and 2006. As of November 30, 2008, there was $24.8 million of total unrecognized compensation cost related to nonvested stock awards. That cost is expected to be recognized generally on a straight-line basis as the shares vest over three to four years (the weighted-average recognition period of 2.76 years). The total fair value of shares vested pursuant to stock awards during fiscal year 2008 and 2007 were $5.6 million and $2.5 million, respectively.

Stock-Based Compensation

Stock-based compensation expense in fiscal year 2008, 2007 and 2006 were $21.0 million, $17.6 million, and $15.8 million, respectively, which consisted primarily of stock-based compensation expense related to employee stock options recognized under SFAS No. 123(R) (revised 2004), Share-Based Payment (“SFAS No. 123(R)”). The tax effect on employee stock-based compensation in fiscal years 2008, 2007 and 2006 were $5.5 million, $4.0 million and $2.3 million, respectively. We did not capitalize any stock-based compensation in any of the fiscal periods reported.

We started granting restricted stock and restricted stock units to employees in fiscal year 2006. Approximately $8.5 million and $4.3 million of employee stock-based compensation for the fiscal years 2008 and 2007, respectively, were related to restricted stock and restricted stock units.

We recognized stock-based compensation cost associated with our employee stock purchase programs on a straight-line basis over each six-month offering period. Employee stock-based compensation associated with our employee stock purchase programs for the fiscal year 2008 and 2007 was approximately $1.2 million and $0.9 million, respectively. In fiscal year 2005, the ESPP was revised effective from the purchase period beginning February 1, 2005. The revised ESPP was deemed non-compensatory under the provisions of SFAS No. 123(R). Accordingly, there was no compensation cost recorded for our ESPP under SFAS No. 123(R) in fiscal year 2006 until we further revised the ESPP in fiscal year 2007 to a compensatory plan and valued the ESPP using the Black-Scholes option pricing model at each offering period effective from the purchase period beginning February 1, 2007.

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

	Year Ended November 30,
	2008	2007	2006
Stock Option grants:
Expected term of stock options (years)	4.6 – 4.9	4.4 – 4.6	4.3 – 4.6
Risk-free interest rate	2.6 – 3.4%	3.8 – 4.7%	4.5 – 5.0%
Volatility	45 – 48%	39%	40 – 43%
Weighted-average grant-date fair value (per share)	$3.40	$3.92	$3.14
ESPP
Expected term of ESPP (years)	0.5	0.5	n/a
Risk-free interest rate	1.9 – 2.2%	5.0 – 5.2%	n/a
Volatility	42 – 54%	32 – 34%	n/a
Weighted-average grant-date fair value (per share)	$2.34	$3.92	n/a

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

As stock-based compensation expense recognized in our Consolidated Statement of Operations is based on awards ultimately expected to vest, the amount has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on our historical experience.

In accordance with SFAS No. 123(R), the fair value of restricted stock and restricted stock units is the grant date closing price of our common stock. We expense the cost of the restricted stock and restricted stock units ratably over the period during which the restrictions lapse, and adjust for estimated forfeitures.

TIBCO SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Total comprehensive income (loss) in fiscal years 2008, 2007 and 2006 are presented in the Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss). Total Accumulated Other Comprehensive Income (Loss) is displayed as a separate component of Stockholder’s Equity in the accompanying Consolidated Balance Sheets. The balances of each component of Accumulated Other Comprehensive Income (Loss), net of taxes, consist of the following (in thousands):

	November 30,
	2008	2007	2006
Cumulative translation adjustment, net of tax	$(44,451)	$32,636	$11,122
Unrealized gain (loss) on available-for-sale securities	26	357	(313)

Total accumulated other comprehensive income (loss)	$(44,425)	$32,993	$10,809

As of November 30, 2008, 2007 and 2006, cumulative translation adjustment included total accumulated tax effects of $10.7 million, $(8.9) million and $(5.0) million, respectively.

16.    Minority Interest

In the first quarter of fiscal year 2007, we established a joint venture in South Africa, TS Innovations Limited (“Innovations”), with a local South Africa corporation, to assist with our sales efforts as well as to provide consulting services and training to our customers in the Sub-Saharan Africa region. For the year ended November 30, 2008, Innovations had total assets of $0.9 million and total revenues of $3.9 million. As of November 30, 2008, we owned a 74.9% interest in the joint venture. Because of this majority interest, our Consolidated Financial Statements include the balance sheets, results of operations and cash flows of Innovations, net of intercompany charges. We therefore eliminated 25.1% of financial results that pertain to the minority interest; the eliminated amount was reported as a separate line on our Consolidated Statements of Operations and Balance Sheets.

TIBCO SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

17.    Income Taxes

Income before provision for income taxes consisted of the following (in thousands):

	Year Ended November 30,
	2008	2007	2006
United States	$45,241	$52,928	$73,210
International	25,589	24,471	17,348

	$70,830	$77,399	$90,558

Significant components of the provision for (benefit from) income taxes are as follows (in thousands):

	Year Ended November 30,
	2008	2007	2006
Federal:
Current	$20,497	$18,971	$22,904
Deferred	(12,376)	(1,887)	(3,133)

	8,121	17,084	19,771

State:
Current	3,711	1,756	2,874
Deferred	(2,880)	(34)	(12,627)

	831	1,722	(9,753)

Foreign:
Current	20,300	10,751	11,465
Deferred	(10,938)	(4,156)	(3,789)

	9,362	6,595	7,676

Provision for income taxes	$18,314	$25,401	$17,694

We paid income taxes of $12.6 million, $12.1 million and $15.1 million in fiscal years 2008, 2007 and 2006, respectively.

The provision for income taxes was at rates other than the United States Federal statutory tax rate for the following reasons:

	Year Ended November 30,
	2008	2007	2006
U.S. Federal statutory rate	35.0%	35.0%	35.0%
State taxes	1.2	1.6	2.3
Research and development credits	(2.2)	(2.7)	(0.4)
Goodwill and intangibles	(0.5)	0.3	(0.4)
Stock option compensation	3.1	2.9	3.7
Foreign income taxed at different rate	(7.7)	(3.7)	0.9
Change in valuation allowance	(1.7)	(2.1)	(17.3)
Meals and entertainment	0.8	0.7	0.5
Extraterritorial income exclusion	—	(0.1)	(4.5)
Other	(2.1)	0.9	(0.3)

Provision for income taxes	25.9%	32.8%	19.5%

TIBCO SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

U.S. income taxes and foreign withholding taxes have not been provided for on a cumulative total of $38.9 million of undistributed earnings for certain non-U.S. subsidiaries. With the exception of our subsidiaries in the United Kingdom, net undistributed earnings of our foreign subsidiaries are generally considered to be indefinitely reinvested, and accordingly, no provision for U.S. income taxes has been provided thereon. Upon distribution of these earnings in the form of dividends or otherwise, we will be subject to U.S. income taxes net of available foreign tax credits associated with these earnings.

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

The components of deferred tax assets (liabilities) are as follows (in thousands):

	November 30,
	2008	2007
Deferred tax assets:
Net operating loss carryforwards	$27,195	$18,720
Reserves, accruals and foreign related items	23,883	21,212
Credit carryforwards	13,165	12,623
Depreciation and amortization	15,194	13,771
Unrealized losses on investments	5,274	5,774
Deferred revenue	5,308	—
Translation gains/losses	8,817	—
Stock compensation expense	8,105	5,038
Other	2,069	842

	109,010	77,980
Deferred tax liabilities:
Intangible assets	(22,100)	(29,584)
Pre-acquisition receivable—Spotfire	(4,748)	(12,582)
Deferred revenue	—	(4,804)
Translation gains/losses	—	(9,938)
Other	(405)	(622)

	(27,253)	(57,530)

Net deferred tax assets before valuation allowance	81,757	20,450
Valuation allowance	(7,945)	(9,051)

Net deferred tax assets	$73,812	$11,399

As of November 30, 2008, we believed that the amount of the deferred tax assets recorded on our balance sheet would ultimately be recovered. However, should there be a change in our ability to recover our deferred tax assets, our tax provision would increase in the period in which we determine that it is more likely than not that we cannot recover our deferred tax assets. If we have to re-establish a full valuation allowance against our deferred tax assets it would result in an increase of $38.6 million to income tax expense.

TIBCO SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We have elected to track the portion of our federal and state net operating loss and tax credit carryforwards attributable to stock option benefits, in a separate memo account pursuant to SFAS No. 123(R). Therefore, these amounts are no longer included in our gross or net deferred tax assets. Pursuant to SFAS No. 123(R), footnote 82, the benefit of these net operating loss and tax credit carryforwards will only be recorded to equity when they reduce cash taxes payable. As a result, we recorded a net change of $41.6 million and $10.5 million in fiscal year 2008 and 2007, respectively, in the memo account resulting from the utilization of net operating loss related to stock option benefits.

Our income taxes payable for federal purposes have been reduced by the tax benefits associated with the exercise of employee stock options during the fiscal year and utilization of net operating loss carryover applicable to both stock options and acquired entities. The benefits applicable to stock options were credited directly to stockholders’ equity when realized and amounted to $27.0 million and $19.5 million for fiscal years 2008 and 2007, respectively.

As of November 30, 2008, our federal and state net operating loss carryforwards for income tax purposes were $313.1 million and $59.9 million, respectively, which expire through 2027. As of November 30, 2008, our federal and state tax credit carryforwards for income tax purposes were $36.8 million and $29.0 million, respectively. The federal tax credit carryforwards expire in 2028 and the state tax credit can be carried forward indefinitely.

As of November 30, 2008, our federal and state net operating loss carryforwards being accounted for in the memo account were $208.6 million and $29.7 million, respectively. As of November 30, 2008, our federal and state tax credit carryforwards being accounted for in the memo account were $34.2 million and $19.6 million, respectively.

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

TIBCO SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of the unrecognized tax benefits for the fiscal year ended November 30, 2008 is as follows:

Gross unrecognized tax benefits balance as of December 1, 2007	$33,788
Increases for tax positions of current fiscal year	1,598
Increases for tax positions of prior fiscal years	2,144
Decreases for tax positions of prior fiscal years	(1,897)
Lapse of statutes of limitation	(200)

Total gross unrecognized tax benefits balance as of November 30, 2008	35,433
Interest and penalties	1,162

Balance as of November 30, 2008	$36,595

During fiscal year 2008, the amount of gross unrecognized tax benefits was increased by approximately $1.6 million. The total amount of gross unrecognized tax benefits was $35.4 million as of November 30, 2008, of which $13.4 million would affect the effective tax rate if realized. We do not expect any significant changes to the amount of unrecognized tax benefit within the next 12 months.

Upon adoption of FIN 48, we have elected to include interest expense and penalties accrued on unrecognized tax benefits as a component of our income tax expense. This is consistent with our policy prior to the adoption of FIN 48. As of December 1, 2007 and November 30, 2008, we had accrued interest and penalties related to uncertain tax positions of $1.0 million and $1.2 million, respectively.

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

TIBCO SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth the computation of basic and diluted net income per share for the periods indicated (in thousands, except per share data):

	Year Ended November 30,
	2008	2007	2006
Net income	$52,411	$51,888	$72,864

Weighted-average shares of common stock used to compute basic net income per share	180,525	198,885	209,538
Effect of dilutive common stock equivalents:
Stock options to purchase common stock	2,905	6,114	8,472
Restricted common stock awards	312	317	65

Weighted-average shares of common stock used to compute diluted net income per share	183,742	205,316	218,075

Basic net income per share	$0.29	$0.26	$0.35

Diluted net income per share	$0.29	$0.25	$0.33

The following potential weighted-average common stock equivalents are not included in the diluted net income per share calculation above, because their effect was anti-dilutive for the periods indicated (in thousands):

	Year Ended November 30,
	2008	2007	2006
Stock options to purchase common stock	24,725	16,124	19,798
Restricted common stock awards	1,267	109	1

Total anti-dilutive common stock equivalents	25,992	16,233	19,799

19.    Related Party Transactions

Bernard J. Bourigeaud, a former member of our Board of Directors, served until December 2007 as Chairman of the Management Board and CEO of Atos Origin, a leading international IT services provider and one of our customers in fiscal year 2007. Total revenue received from Atos Origin for products and services delivered in the fiscal year ended November 30, 2007, was $1.0 million. We believe that the products and services provided to Atos Origin were on terms that were determined at arms length, and such terms were similar to terms offered to other customers.

20.    Employee 401(k) Plan

Our employee savings and retirement plan is qualified under Section 401 of the United State Internal Revenue Code of 1986, as amended. Employees may elect to reduce their current compensation by up to the statutory prescribed annual limit and have the amount of such reduction contributed to the 401(k) Plan. We provide 100% match to employee contributions up to 4% of an employee’s base pay and an additional 25% on employee contributions of the next 2% of base pay. Our matching contributions to the 401(k) Plan totaled $5.2 million, $4.8 million and $4.3 million in fiscal years 2008, 2007 and 2006, respectively.

TIBCO SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

21.    Segment Information

We operate our business in one operating segment: the development and marketing of a suite of infrastructure software. Our chief operating decision maker is our Chief Executive Officer, who reviews financial information presented on a consolidated basis for purposes of making operating decisions and assessing financial performance.

Our revenue by geographic region, based on the location at which each sale originated, is summarized as follows (in thousands):

	Year Ended November 30,
	2008	2007	2006
Americas:
United States	$301,969	$267,415	$254,948
Other Americas	18,660	10,963	8,986

Total Americas	320,629	278,378	263,934

EMEA:
United Kingdom	74,230	81,084	71,500
Other EMEA	185,960	152,375	120,865

Total EMEA	260,190	233,459	192,365

APJ	63,652	65,549	60,980

	$644,471	$577,386	$517,279

Our property and equipment by major country are summarized as follows (in thousands):

	November 30,
	2008	2007
Property and equipment, net:
United States	$97,576	$102,044
United Kingdom	2,240	3,435
Other	3,715	5,911

	$103,531	$111,390

TIBCO SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

22.    Selected Quarterly Financial Information (Unaudited)

(in thousands, except per share data)

	Three Months Ended
	November 30, 2008	August 31, 2008	May 31, 2008	February 28, 2008
Total revenue	$185,524	$162,337	$150,032	$146,578
Gross profit	141,524	117,061	104,460	103,528
Total operating expenses	100,819	101,803	100,436	97,780
Income from operations	40,705	15,258	4,024	5,748
Provision for income taxes	8,923	4,917	1,641	2,833
Net income	32,291	11,113	3,493	5,514
Net income per share:
Basic	$0.18	$0.06	$0.02	$0.03
Diluted	$0.18	$0.06	$0.02	$0.03
Shares used in computing net income per share:
Basic	174,612	179,094	182,078	186,315
Diluted	175,758	183,154	185,990	190,064

	Three Months Ended
	November 30, 2007	August 31, 2007	May 31, 2007	February 28, 2007
Total revenue	$186,101	$135,114	$130,517	$125,654
Gross profit	139,988	93,711	94,031	90,755
Restructuring adjustment	—	(1,095)	—	—
Acquired in-process research and development	—	1,600	—	—
Total operating expenses	102,502	90,825	83,015	79,186
Income from operations	37,486	2,886	11,016	11,569
Provision for income taxes	12,186	731	6,561	5,923
Net income	27,645	4,634	9,218	10,391
Net income per share:
Basic	$0.15	$0.02	$0.05	$0.05
Diluted	$0.14	$0.02	$0.04	$0.05
Shares used in computing net income per share:
Basic	188,748	193,817	204,575	208,398
Diluted	192,940	200,128	211,885	216,306

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on this 27th day of January 2009.

TIBCO Software Inc.

By:	/s/ SYDNEY L. CAREY
Sydney L. Carey
Executive Vice President, Chief Financial Officer

II-1

POWER OF ATTORNEY

KNOW ALL THESE, PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Vivek Y. Ranadivé and Sydney L. Carey, and each of them, his attorneys-in-fact, each with full power of substitution, for him in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each said attorneys-in-fact or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ VIVEK Y. RANADIVÉ Vivek Y. Ranadivé	Chairman and Chief Executive Officer (Principal Executive Officer)	January 27, 2009

/s/ SYDNEY L. CAREY Sydney L. Carey	Executive Vice President, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	January 27, 2009

/s/ ERIC DUNN Eric Dunn	Director	January 27, 2009

/s/ NAREN GUPTA Naren Gupta	Director	January 27, 2009

/s/ PETER JOB Peter Job	Director	January 27, 2009

/s/ PHILIP K. WOOD Phillip K. Wood	Director	January 27, 2009

II-2

EXHIBIT INDEX

Exhibit No.	Exhibits
3.1(1)	Amended and Restated Certificate of Incorporation of Registrant.
3.2(2)	Bylaws of Registrant, as amended and restated.
3.3(15)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of the Registrant.
4.1(15)	Preferred Stock Rights Agreement, dated as of February 14, 2004 between the Registrant and EquiServe Trust Company, N.A., including the Certificate of Designation, the Form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B and C, respectively.
10.1(3)	Form of Registrant’s Indemnification Agreement.
10.2(4)#	1996 Stock Option Plan, as amended and restated.
10.3(3)#	Form of Stock Option Agreement pursuant to the 1996 Stock Option Plan.
10.4#	Form of Restricted Stock Agreement pursuant to the 1996 Stock Option Plan.
10.5(3)#	Form of Restricted Stock Unit Agreement pursuant to the 1996 Stock Option Plan.
10.6(5)#	1998 Director Option Plan, as amended and restated.
10.7#	Form of Director Option Agreement pursuant to the 1998 Director Option Plan.
10.8(6)#	2008 Equity Incentive Plan.
10.9(7)#	Form of Stock Option Agreement pursuant to the 2008 Equity Incentive Plan.
10.10(7)#	Form of Restricted Stock Agreement pursuant to the 2008 Equity Incentive Plan.
10.11#	Form of Restricted Stock Unit Agreement pursuant to the 2008 Equity Incentive Plan.
10.12(6)#	2008 Employee Stock Purchase Plan.
10.13(8)#	Extensibility, Inc. 2000 Stock Plan.
10.14(9)#	Talarian Corporation 2000 Equity Incentive Plan.
10.15(9)#	Talarian Corporation 1998 Equity Incentive Plan.
10.16(9)#	White Barn, Inc. Stock Option Plan.
10.17(9)#	White Barn, Inc. 2000 Equity Incentive Plan.
10.18(10)#	Insightful Corporation Amended and Restated 2001 Stock Option and Incentive Plan.
10.19#	Form of Restricted Stock Agreement pursuant to the Insightful Corporation Amended and Restated 2001 Stock Option and Incentive Plan.
10.20#	Form of Restricted Stock Unit Agreement pursuant to the Insightful Corporation Amended and Restated 2001 Stock Option and Incentive Plan.
10.21#	Change in Control and Severance Plan.
10.22(11)#	Summary of Fiscal Year 2008 TIBCO Executive Incentive Compensation Plan.
10.23#	Amended and Restated Employment Agreement, dated as of September 26, 2008, by and between Vivek Ranadivé and Registrant.
10.24(12)	Lease Agreement dated January 21, 2000 between Spieker Properties, L.P. and the Registrant.
10.25(13)	Agreement to Lease and Sell Assets, dated as of June 2, 2003, by and between the Board of Trustees of the Leland Stanford Junior University and 3301 Hillview Holdings, Inc.
10.26(13)	Ground Lease, dated as of June 25, 2003, by and between the Board of Trustees of the Leland Stanford Junior University and 3301 Hillview Holdings, Inc.
10.27(13)	Promissory Note issued on June 25, 2003 to SunAmerica Life Insurance Company by 3301 Hillview Holdings, Inc.
10.28(14)	First Amendment, dated May 31, 2007, to Promissory Note issued on June 25, 2003 to SunAmerica Life Insurance Company by 3301 Hillview Holdings, Inc.
21	List of subsidiaries.
23	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.
24	Power of Attorney (included on signature page).
31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification by Chief Financial Officer Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification by Chief Executive Officer pursuant to 18 USC § 1350.
32.2	Certification by Chief Financial Officer pursuant to 18 USC § 1350.

(1)	Incorporated by reference to an exhibit filed with the Registrant’s Registration Statement on Form 8-A, filed with the SEC on February 23, 2004.
(2)	Incorporated by reference to an exhibit filed with the Registrant’s Current Report on Form 8-K, filed with the SEC on June 18, 2008.
(3)	Incorporated by reference to an exhibit filed with the Registrant’s Annual Report on Form 10-K, filed with the SEC on January 25, 2008.
(4)	Incorporated by reference to an exhibit filed with the Registrant’s Annual Report on Form 10-K, filed with the SEC on February 9, 2007.
(5)	Incorporated by reference to an exhibit filed with the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on April 14, 2006.
(6)	Incorporated by reference to exhibits filed with the Registrant’s Registration Statement on Form S-8 (File No. 333-152245), filed with the SEC on July 10, 2008.
(7)	Incorporated by reference to an exhibit filed with the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on July 10, 2008.
(8)	Incorporated by reference to an exhibit filed with the Registrant’s Registration Statement on Form S-8 (File No. 333-48260), filed with the SEC on October 19, 2000.
(9)	Incorporated by reference to exhibits filed with the Registrant’s Registration Statement on Form S-8 (File No. 333-88730), filed with the SEC on May 21, 2002.
(10)	Incorporated by reference to an exhibit filed with the Registrant’s Registration Statement on Form S-8 (File No. 333-153333), filed with the SEC on September 5, 2008.
(11)	Incorporated by reference to an exhibit filed with the Registrant’s Current Report on Form 8-K, filed with the SEC on May 9, 2008.
(12)	Incorporated by reference to an exhibit filed with the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on April 17, 2000.
(13)	Incorporated by reference to exhibits filed with the Registrant’s Annual Report on Form 10-K, filed with the SEC on January 20, 2004.
(14)	Incorporated by reference to exhibits filed with the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on July 13, 2007.
(15)	Incorporated by reference to an exhibit filed with the Registrant’s Registration Statement on Form 8-A, filed with the SEC on February 23, 2004.
#	Indicates management contract or compensatory plan or arrangement.