Form 10-Q
period 2009-03-01
TIBCO SOFTWARE INC
filed 2009-04-09
CIK 1085280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 1, 2009

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

The number of shares outstanding of the registrant’s Common Stock, $0.001 par value, as of April 3, 2009 was 175,522,136 shares.

TIBCO SOFTWARE INC.

TIBCO SOFTWARE INC.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except par value per share)

	February 28, 2009	November 30, 2008
Assets
Current assets:
Cash and cash equivalents	$285,723	$254,400
Short-term investments	7,626	13,073
Accounts receivable, net of allowances of $4,298 and $4,369	106,486	133,191
Prepaid expenses and other current assets	47,948	49,994

Total current assets	447,783	450,658
Property and equipment, net	100,796	103,531
Goodwill	327,447	343,942
Acquired intangible assets, net	68,744	80,437
Long-term deferred income tax assets	70,335	70,135
Other assets	41,245	39,865

Total assets	$1,056,350	$1,088,568

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$14,387	$15,030
Accrued liabilities	66,689	90,980
Accrued excess facilities costs	6,466	6,572
Deferred revenue	147,047	140,221
Current portion of long-term debt	2,061	2,033

Total current liabilities	236,650	254,836
Accrued excess facilities costs, less current portion	4,246	5,594
Long-term deferred revenue	10,832	12,007
Long-term deferred income tax liabilities	8,314	15,329
Long-term income tax liabilities	12,202	12,439
Long-term debt, less current portion	41,999	42,525
Other long-term liabilities	4,018	3,837

Total liabilities	318,261	346,567

Commitments and contingencies (Note 9)
Minority interest	333	358
Stockholders’ equity:
Common stock, $0.001 par value; 1,200,000 shares authorized; 175,392 and 174,296 shares issued and outstanding	175	174
Additional paid-in capital	771,941	761,743
Accumulated other comprehensive income	(64,137)	(44,425)
Retained earnings	29,777	24,151

Total stockholders’ equity	737,756	741,643

Total liabilities and stockholders’ equity	$1,056,350	$1,088,568

See accompanying Notes to Condensed Consolidated Financial Statements.

TIBCO SOFTWARE INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share data)

	Three Months Ended
	February 28, 2009	February 29, 2008
Revenue:
License	$44,849	$57,753
Service and maintenance	88,047	88,825

Total revenue	132,896	146,578

Cost of revenue:
License	6,810	7,280
Service and maintenance	31,245	35,770

Total cost of revenue	38,055	43,050

Gross profit	94,841	103,528
Operating expenses:
Research and development	25,134	25,454
Sales and marketing	46,126	54,388
General and administrative	10,628	13,798
Amortization of acquired intangible assets	3,716	4,140

Total operating expenses	85,604	97,780

Income from operations	9,237	5,748
Interest income	1,077	3,258
Interest expense	(746)	(842)
Other income, net	159	238

Income before provision for income taxes and minority interest	9,727	8,402
Provision for income taxes	4,122	2,833
Minority interest, net of tax	(21)	55

Net income	$5,626	$5,514

Net income per share:
Basic	$0.03	$0.03

Diluted	$0.03	$0.03

Shares used in computing net income per share:
Basic	171,284	186,315

Diluted	172,092	190,064

See accompanying Notes to Condensed Consolidated Financial Statements.

TIBCO SOFTWARE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended
	February 28, 2009	February 29, 2008
Operating activities:
Net income	$5,626	$5,514
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	3,820	4,015
Amortization of acquired intangible assets	7,279	7,957
Stock-based compensation	5,361	5,150
Deferred income tax	(2,397)	(5,368)
Tax benefits related to stock benefit plans	2,711	3,887
Excess tax benefits from stock-based compensation	(2,318)	(3,801)
Minority interest, net of tax	(21)	55
Other non-cash adjustments, net	493	67
Changes in assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	24,710	47,491
Prepaid expenses and other assets	2,928	1,096
Accounts payable	(598)	(3,778)
Accrued liabilities and excess facilities costs	(23,931)	(9,776)
Deferred revenue	5,650	7,666

Net cash provided by operating activities	29,313	60,175

Investing activities:
Purchases of short-term investments	—	(34,999)
Maturities and sales of short-term investments	5,174	48,264
Acquisition of businesses, net of cash acquired	(163)	—
Purchases of private equity investments	—	(9)
Proceeds from private equity investments	—	222
Purchases of property and equipment	(1,318)	(2,256)
Restricted cash pledged as security	(2,315)	(124)

Net cash provided by investing activities	1,378	11,098

Financing activities:
Proceeds from exercise of stock options	1,138	1,936
Proceeds from employee stock purchase program	1,179	1,528
Withholding taxes related to restricted stock net share settlement	(190)	—
Repurchases of the Company’s common stock	—	(45,271)
Excess tax benefits from stock-based compensation	2,318	3,801
Principal payments on long-term debt	(498)	(471)

Net cash provided by (used in) financing activities	3,947	(38,477)

Effect of foreign exchange rate changes on cash and cash equivalents	(3,315)	209

Net increase in cash and cash equivalents	31,323	33,005
Cash and cash equivalents at beginning of period	254,400	170,237

Cash and cash equivalents at end of period	$285,723	$203,242

Supplemental disclosures:
Income taxes paid	$3,053	$1,993

Interest paid	$610	$637

See accompanying Notes to Condensed Consolidated Financial Statements.

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	BASIS OF PRESENTATION

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared by TIBCO Software Inc. (“TIBCO,” the “Company,” “we” or “us”) in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in Consolidated Financial Statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) have been condensed or omitted in accordance with such rules and regulations. The condensed consolidated balance sheet data as of November 30, 2008, was derived from audited financial statements, but does not include all disclosures required by GAAP. In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial position of the Company, and its results of operations and cash flows. These Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and notes thereto for the fiscal year ended November 30, 2008, included in the Company’s Annual Report on Form 10-K filed with the SEC on January 28, 2009.

Our fiscal year ends on November 30th of each year. For purposes of presentation, we have indicated the first quarter of fiscal years 2009 and 2008 as ended on February 28, 2009 and February 29, 2008, respectively; whereas in fact, the first quarter of fiscal years 2009 and 2008 actually ended on March 1, 2009 and March 2, 2008, respectively. There were 91 days and 93 days in the first quarter of fiscal years 2009 and 2008, respectively.

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

The results of operations for the three months ended February 28, 2009, are not necessarily indicative of the results that may be expected for the year ending November 30, 2009, or any other future period, and we make no representations related thereto.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Our significant accounting policies were described in Note 2 to our audited Consolidated Financial Statements for the fiscal year ended November 30, 2008, included in our Annual Report on Form 10-K. These accounting policies have not significantly changed.

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

In November 2008, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 08-7, Accounting for Defensive Intangible Assets (“EITF No. 08-7”). EITF No. 08-7 applies to defensive intangible assets, which are acquired intangible assets that the acquirer does not intend to actively use but intends to hold to prevent its competitors from obtaining access to them. As these assets are separately identifiable, EITF No. 08-7 requires an acquiring entity to account for defensive intangible assets as a separate unit of accounting. Defensive intangible assets must be recognized at fair value in accordance with SFAS No. 141(R) and SFAS No. 157. EITF No. 08-7 is effective for defensive intangible assets acquired in fiscal years beginning on or after December 15, 2008 and will be adopted by us in the first quarter of fiscal 2010. We are currently evaluating the potential impact, if any, of the adoption of EITF No. 08-7 on our consolidated results of operations and financial condition.

In June 2008, the FASB issued FSP EITF No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF No. 03-6-1”). FSP EITF No. 03-6-1 clarifies that share-based payment awards that entitle their holders to receive nonforfeitable dividends or dividend equivalents before vesting should be considered participating securities. FSP EITF No. 03-6-1 is effective for fiscal years beginning after December 15, 2008 on a retrospective basis and will be adopted by us in the first quarter of fiscal 2010. We are currently evaluating the potential impact, if any, the adoption of FSP EITF No. 03-6-1 will have on our calculation of EPS.

On December 1, 2008, we adopted FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157 (“FSP SFAS No. 157-2”), which delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis to fiscal years beginning after November 15, 2008. The adoption of FSP SFAS No. 157-2, has not had a material impact on our consolidated results of operations and financial condition.

On December 1, 2008, we adopted SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS No. 161”). SFAS No. 161 applies to all derivative instruments and related hedged items accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The adoption of SFAS No. 161 has not had a material impact on our consolidated results of operations and financial condition. See Note 5 to our Condensed Consolidated Financial Statements for further detail.

On December 1, 2008, we adopted EITF Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities (“EITF No. 07-3”). EITF No. 07-3 requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred and capitalized and recognized as an expense as the goods are delivered or the related services are performed. EITF No. 07-3 is effective, on a prospective basis, for fiscal years beginning after December 15, 2007. The adoption of EITF No. 07-3 has not had a material impact on our consolidated results of operations and financial condition.

3.	BUSINESS COMBINATION

Insightful Corporation

On September 3, 2008, we acquired Insightful Corporation (“Insightful”), a provider of statistical data analysis and data mining solutions software. Pursuant to the Agreement and Plan of Merger (the “Insightful Merger Agreement”) entered into on June 19, 2008, we acquired all the outstanding equity of Insightful. We paid $25.5 million, consisting of $24.7 million of cash and the assumption of certain stock options with a fair value of $0.8 million, to acquire the outstanding common stock and certain stock options of Insightful. In connection with the acquisition, we also incurred transaction costs of $0.9 million. The total purchase price of Insightful, including transaction costs, was $26.4 million.

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The results of Insightful’s operations have been included in our Condensed Consolidated Financial Statements since the acquisition date. The following unaudited pro forma adjusted summary reflects our condensed results of operations for the three months ended February 29, 2008, assuming Insightful had been acquired at the beginning of the fiscal year 2008 (in thousands, except per share data):

Pro forma adjusted total revenue	$151,462

Pro forma adjusted net income	$4,552

Pro forma adjusted net income per share:
Basic	$0.02

Diluted	$0.02

The unaudited pro forma adjusted summary is not intended to be indicative of future results.

4.	INVESTMENTS

Marketable securities, which are classified as available-for-sale, are summarized below as of February 28, 2009 and November 30, 2008 (in thousands):

					Classified on Balance Sheet
	Purchased/ Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value	Cash and Cash Equivalents	Short-term Investments
As of February 28, 2009:
U.S. government debt securities	$1,522	$2	$—	$1,524	$—	$1,524
Corporate debt securities	4,063	33	—	4,096	—	4,096
Asset-backed securities	1,265	2	—	1,267	—	1,267
Mortgage-backed securities	851	—	(112)	739	—	739
Money market funds	135,162	—	—	135,162	135,162	—

	$142,863	$37	$(112)	$142,788	$135,162	$7,626

As of November 30, 2008:
U.S. government debt securities	$3,022	$12	$—	$3,034	$—	$3,034
Corporate debt securities	5,795	30	(1)	5,824	—	5,824
Asset-backed securities	2,483	3	(8)	2,478	—	2,478
Mortgage-backed securities	1,747	2	(12)	1,737	—	1,737
Money market funds	129,551	—	—	129,551	129,551	—

	$142,598	$47	$(21)	$142,624	$129,551	$13,073

Fixed income securities included in short-term investments above are summarized by their contractual maturities as follows (in thousands):

	February 28, 2009	November 30, 2008
Contractual maturities:
Less than one year	$7,264	$12,564
One to three years	362	509

	$7,626	$13,073

The maturities of asset-backed and mortgage-backed securities are primarily based upon assumed payment forecasts utilizing interest rate scenarios and mortgage loan characteristics.

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The following table summarizes the net realized gains (losses) on short-term investments for the periods presented (in thousands):

	Three Months Ended
	February 28, 2009	February 29, 2008
Realized gains	$38	$675
Realized losses	(224)	(397)

Net realized gains (losses)	$(186)	$278

We periodically assess whether significant facts and circumstances have arisen to indicate an adverse effect on the fair value of the underlying investment that might indicate material deterioration in the creditworthiness of our issuers. During our quarter-end assessments, we determined the decline in value of investments associated with mortgage-backed securities to be other-than-temporary. Accordingly, we recorded an impairment of approximately $0.2 million for the three months ended February 28, 2009. We included this impairment in Other Income (Expense) in our Condensed Consolidated Statements of Operations. Depending on market conditions, we may record additional impairments on our investment portfolio in the future.

The following table summarizes the fair value and gross unrealized losses related to available-for-sale securities, aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position, as of February 28, 2009 (in thousands):

	Less than 12 months		More than 12 months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Mortgage-backed securities	$362	$(103)	$377	$(9)	$739	$(112)

The unrealized losses on our investments were primarily due to changes in interest rates and market and credit conditions of the underlying securities. As of February 28, 2009, we do not consider these investments to be other-than-temporarily impaired because we have the ability and intent to hold these investments until a recovery of fair value, which may be at maturity.

We have an investment in a venture capital fund which invests in privately held companies. This investment is carried at cost basis and is included in Other Assets on the Balance Sheets. If we believe that an other-than-temporary decline exists, we would record the related write-down as a loss on investments in our Consolidated Statements of Operations. The carrying value of our minority equity investments is $0.8 million as of February 28, 2009 and November 30, 2008, respectively.

5.	FAIR VALUE MEASUREMENTS AND DERIVATIVE INSTRUMENTS

Fair Value Measurements

SFAS No. 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, SFAS No. 157 establishes a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs other than the quoted prices in active markets that are observable either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data, which require us to develop our own assumptions. This hierarchy requires us to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. On a recurring basis, we measure certain financial assets and liabilities at fair value, including our cash equivalent, marketable securities and foreign currency contracts.

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

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The types of instruments valued based on other observable inputs include investment-grade corporate bonds, mortgage-backed and asset-backed products and state, municipal and provincial obligations. Such instruments are generally classified within Level 2 of the fair value hierarchy.

We execute our foreign currency forward contracts primarily in the retail market in an over-the-counter environment with a relatively high level of price transparency. The market participants usually are large multi-national and regional banks. Our foreign currency forward contracts valuation inputs are based on quoted prices and quoted pricing intervals from public data sources and do not involve management judgment. These contracts are typically classified within Level 2 of the fair value hierarchy.

Fair value hierarchy of our cash equivalents, marketable securities and foreign currency contracts at fair value (in thousands):

Description	February 28, 2009	Fair Value Measurements at Reporting Date using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant other Observable Inputs (Level 2)
Assets:
Money market fund	$135,162	$135,162	$—
Corporate debt securities	4,096	—	4,096
U.S. government debt securities	1,524	—	1,524
Asset-backed securities	1,267	—	1,267
Mortgage-backed securities	739	—	739
Foreign currency forward contracts	232	—	232
Liabilities:
Foreign currency forward contracts	$2	$—	$2

Derivative Financial Instruments

We transact business in approximately 20 foreign currencies worldwide. Our foreign subsidiaries, with a few exceptions, use the local currency of their respective countries as their functional currency. We enter into forward contracts with financial institutions to manage our net currency exposure related to net monetary assets and liabilities denominated in foreign currencies. Our foreign currency forward contracts are not designated as special hedge accounting under SFAS No. 133; however, they are considered hedging instruments for purposes of SFAS No. 161 reporting. We do not enter into speculative foreign exchange contracts for trading purposes.

Foreign currency forward contracts are generally placed once a month for one month when exposure information is available. We had five outstanding forward contracts with a total notional value of $41.3 million as of February 28, 2009, which are summarized as follows (in thousands):

	Notional Value Local Currency	Notional Value USD	Fair Value Gain (Loss) USD
EURO	23,000	$29,114	$167
Australian dollar	1,800	1,154	6
South African rand	87,000	8,596	57
Swiss franc	1,900	1,628	2
New Taiwan dollar	29,000	825	(2)

		$41,317	$230

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

	Derivatives not Designated as Hedging Instruments under SFAS No. 133
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
As of February 28, 2009:
Foreign currency forward contracts	Other current assets	$232	Accrued liabilities	$2
As of November 30, 2008:
Foreign currency forward contracts	Other current assets	$694	Accrued liabilities	$6

Derivatives not Designated as Hedging Instruments under SFAS No. 133	Location of Gain or (Loss) in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
For the three months ended February 28, 2009:
Foreign currency forward contracts	Other income/(expense)	$70
For the three months ended February 29, 2008:
Foreign currency forward contracts	Other income/(expense)	$(1,337)

Currently, we do not have master netting agreements with our counterparties for our forward contracts. We mitigate the credit risk of these derivatives by transacting with highly rated counterparties. As of February 28, 2009, we have evaluated the credit and non-performance risks associated with our derivative counterparties, and we believe that the impact of the credit risk associated with our outstanding derivatives was insignificant.

6.	GOODWILL AND ACQUIRED INTANGIBLE ASSETS

The change in the carrying value of goodwill for the three months ended February 28, 2009 is as follows (in thousands):

Balance as of November 30, 2008	$343,942
Subsequent goodwill adjustment	(164)
Foreign currency translation	(16,331)

Balance as of February 28, 2009	$327,447

Certain of our intangibles assets were recorded in foreign currencies, and therefore, the gross carrying amount and accumulated amortization are subject to foreign currency translation adjustments. The carrying values of our amortized acquired intangible assets as of February 28, 2009 and November 30, 2008, are as follows (in thousands):

	As of February 28, 2009			As of November 30, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amoun	Gross Carrying Amoun	Accumulated Amortization	Net Carrying Amount
Developed technologies	$79,539	$(54,053)	$25,486	$83,853	$(52,885)	$30,968
Customer base	35,582	(22,459)	13,123	37,461	(21,967)	15,494
Patents/core technologies	17,237	(9,562)	7,675	18,460	(9,424)	9,036
Trademarks	5,691	(4,676)	1,015	5,981	(4,666)	1,315
Non-compete agreements	1,480	(1,380)	100	1,480	(1,280)	200
OEM customer royalty agreements	1,000	(1,000)	—	1,000	(1,000)	—
Maintenance agreements	36,386	(15,041)	21,345	37,611	(14,187)	23,424

	$176,915	$(108,171)	$68,744	$185,846	$(105,409)	$80,437

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Amortization of developed technologies is recorded in cost of revenue, while the amortization of other acquired intangible assets is included in operating expenses. The following summarizes the amortization expense of acquired intangible assets for the periods indicated (in thousands):

	Three Months Ended
	February 28, 2009	February 29, 2008
Amortization of acquired intangible assets:
In cost of revenue	$3,563	$3,817
In operating expense	3,716	4,140

Total	$7,279	$7,957

7.	ACCRUED EXCESS FACILITIES COSTS

The following is a summary of activities in accrued facilities restructuring costs for the three months ended February 28, 2009 (in thousands):

	Accrued Excess Facilities			Accrued Severance	Total
	Headquarter Facilities	Acquisition Integration	Subtotal
As of November 30, 2008	$10,629	$123	$10,752	$1,414	$12,166
Cash utilized	(1,308)	(46)	(1,354)	(100)	(1,454)

As of February 28, 2009	$9,321	$77	$9,398	$1,314	$10,712

The remaining accrued facilities restructuring costs represent the estimated loss on abandoned excess facilities, net of estimated sublease income, which is expected to be paid over the next two years. As of February 28, 2009, $4.2 million of the $10.7 million accrued excess facilities costs were classified as long-term liabilities.

8.	LONG-TERM DEBT AND LINE OF CREDIT

Mortgage Note Payable

In connection with the purchase of our corporate headquarters in June 2003, we recorded a $54.0 million mortgage note payable to a financial institution collateralized by the commercial real property acquired. The balance of the mortgage note payable was $44.1 and $44.6 million as of February 28, 2009 and November 30, 2008, respectively.

The mortgage note payable carries a fixed annual interest rate of 5.50% and a 20-year amortization. The $34.4 million principal balance that will be remaining at the end of the ten-year term will be due as a final lump sum payment on July 1, 2013. Under the current applicable terms of the mortgage note agreements, we are prohibited from acquiring another company without prior consent from the lender unless we maintain at least $50.0 million of cash or cash equivalents and comply with other non-financial terms as defined in the agreements. As of February 28, 2009, we were in compliance with all covenants in the mortgage note agreements.

Line of Credit

We have a $20.0 million revolving line of credit that matures on June 18, 2009. The revolving line of credit is available for cash borrowings and for the issuance of letters of credit up to $20.0 million. As of February 28, 2009, no borrowings were outstanding under the facility and a $13.0 million irrevocable letter of credit was outstanding, leaving $7.0 million of available credit for additional letters of credit or cash borrowings. The $13.0 million irrevocable letter of credit outstanding was issued in connection with the mortgage note payable. The letter of credit automatically renews for successive one-year periods, until the mortgage note payable has been satisfied in full. The line of credit requires that we maintain a minimum of $40.0 million in unrestricted cash, cash equivalents and short-term investments, net of total current and long-term indebtedness, as well as comply with other non-financial covenants defined in the agreement. As of February 28, 2009, we were in compliance with all covenants of this revolving line of credit.

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

9.	COMMITMENTS AND CONTINGENCIES

Letters of Credit and Bank Guarantees

In connection with the mortgage note payable, we entered into an irrevocable letter of credit in the amount of $13.0 million. See Note 8 for further details. The letter of credit is collateralized by the line of credit and automatically renews for successive one-year periods until the mortgage note payable has been satisfied in full.

In connection with a facility lease, we have an irrevocable letter of credit in the amount of $4.5 million. The letter of credit automatically renews annually for the duration of the lease term, which expires in December 2010. We are subject to certain financial covenants as defined in the letter of credit agreement. As of February 28, 2009, we were in compliance with all covenants in this letter of credit.

As of February 28, 2009, in connection with bank guarantees issued by some of our international subsidiaries, we had $5.3 million of restricted cash, which is included in Other Assets on our Condensed Consolidated Balance Sheets.

Prepaid Land Lease

In June 2003, we entered into a 51-year lease of the land upon which our corporate headquarters is located. The lease was paid in advance for a total of $28.0 million, but is subject to adjustments every 10 years based upon changes in market value. Should it become necessary, we have the option to prepay any rent increases due as a result of a change in market value. This prepaid land lease is being amortized using the straight-line method over the life of the lease; the portion to be amortized over the next 12 months is included in Prepaid Expenses and Other Current Assets, and the remainder is included in Other Assets on our Condensed Consolidated Balance Sheets.

Operating Commitments

At various locations worldwide, we lease office space and equipment under non-cancelable operating leases with various expiration dates through April 2015. Rental expense was $2.3 and $2.5 million for the three month periods ended February 28, 2009 and February 29, 2008, respectively.

As of February 28, 2009, contractual commitments associated with indebtedness, lease obligations and restructuring were as follows (in thousands):

	Total	Remainder of 2009	2010	2011	2012	2013	Thereafter
Operating commitments:
Debt principal	$44,060	$1,535	$2,148	$2,269	$2,397	$35,711	$—
Debt interest	9,558	1,790	2,285	2,164	2,036	1,283	—
Operating leases	30,785	7,463	7,899	5,999	3,927	2,899	2,598

Total operating commitments	84,403	10,788	12,332	10,432	8,360	39,893	2,598

Restructuring-related commitments:
Gross lease obligations	13,637	5,211	7,729	653	9	9	26
Estimated sublease income	(5,679)	(2,404)	(3,036)	(239)	—	—	—

Net restructuring-related commitment	7,958	2,807	4,693	414	9	9	26

Total commitments	$92,361	$13,595	$17,025	$10,846	$8,369	$39,902	$2,624

Future minimum lease payments under restructured non-cancelable operating leases are included in Accrued Excess Facilities Costs in our Condensed Consolidated Balance Sheets.

The above commitment table does not include approximately $12.2 million of long-term income tax liabilities recorded in accordance with FIN 48 due to the fact that we are unable to reasonably estimate the timing of these potential future payments.

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Indemnification

Our software license agreements typically provide for indemnification of customers for intellectual property infringement claims. To date, no such claims have been filed against us. We also warrant to customers that software products operate substantially in accordance with the software product’s specifications. Historically, we have incurred minimal costs related to product warranties, and, as such, no accruals for warranty costs have been made. In addition, we indemnify our officers and directors under the terms of indemnity agreements entered into with them, as well as pursuant to our certificate of incorporation, bylaws and applicable Delaware law. To date, we have incurred costs for the payment of legal fees in connection with the legal proceedings detailed in Note 10.

10.	LEGAL PROCEEDINGS

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

11.	STOCK BENEFIT PLANS AND STOCK-BASED COMPENSATION

Stock Benefit Plans

2008 Equity Incentive Plan (the “2008 Plan”). As of February 28, 2009, there were 13.6 million shares available for grant and approximately 1.1 million shares underlying stock options outstanding under the 2008 Plan.

1996 Stock Option Plan (the “1996 Plan”). As of February 28, 2009, there were no shares available for grant and 33.7 million underlying stock options outstanding under the 1996 Plan.

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

As of February 28, 2009, there were 3.6 million shares of restricted stock and 1.4 million shares underlying restricted stock units outstanding under the 2008 Plan and 1996 Plan, combined.

Insightful Corporation Amended and Restated 2001 Stock Option and Incentive Plan (the “Insightful Plan”). As of February 28, 2009, 0.6 million shares were available for grant and approximately 0.5 million shares underlying stock options were outstanding under the Insightful Plan.

1998 Director Option Plan (the “Director Plan”). As of February 28, 2009, no shares were available for grant and approximately 1.2 million shares underlying stock options were outstanding under the Director Plan.

2000 Extensibility Stock Option Plan. As of February 28, 2009, no shares were available for grant and approximately 23,000 shares underlying stock options were outstanding under the 2000 Extensibility Stock Option Plan.

Talarian Stock Option Plans. As of February 28, 2009, no shares were available for grant and approximately 23,000 shares underlying stock options were outstanding under the Talarian Stock Option Plans.

2008 Employee Stock Purchase Plan (the “2008 ESPP”). We issued approximately 0.3 million shares under the 2008 ESPP, representing approximately $1.2 million in employee contributions for the three months ended February 28, 2009. As of February 28, 2009, approximately 9.7 million shares of our common stock were available for issuance under the 2008 ESPP.

2009 Deferred Compensation Plan (the “2009 DCP”). On February 20, 2009, we adopted the 2009 DCP. Pursuant to the 2009 DCP, eligible participants may elect to defer certain cash compensation into restricted stock units. The restricted stock units will be settled in shares of our common stock at the end of the elected deferral period. As of February 28, 2009, 1.0 million shares of our common stock were available for issuance under the 2009 DCP.

Stock Options Activities

The summary of stock option activity for the three months ended February 28, 2009, is presented below (in thousands, except per share data):

Stock Options	Number of Shares Underlying Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at November 30, 2008	36,290	$8.34	4.51	$3,348

Granted	131	5.25
Exercised	(519)	2.19
Forfeited or expired	(798)	8.46

Outstanding at February 28, 2009	35,104	$8.42	4.27	$1,795

Vested and expected to vest at February 28, 2009	34,180	$8.44	4.22	$1,769

Exercisable at February 28, 2009	29,207	$8.55	3.98	$1,547

The intrinsic value of exercised stock options is calculated based on the difference between the exercise price and the quoted closing market price of our common stock as of the exercise date. The total intrinsic value of stock options exercised in the three months ended February 28, 2009 and February 29, 2008, was $1.6 and $3.5 million, respectively. Upon the exercise of stock options, we issue common stock from our authorized shares. As of February 28, 2009, total unamortized stock-based compensation cost related to unvested stock options was $15.5 million, with the weighted-average recognition period of 2.38 years.

The total realized tax benefits attributable to stock options exercised and vesting of stock awards were $2.7 million and $3.9 million for the three months ended February 28, 2009 and February 29, 2008, respectively.

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Stock Awards Activities

Our nonvested stock awards are comprised of restricted stock and restricted stock units. A summary of the status for nonvested stock awards as of February 28, 2009, and activities in the three months ended February 28, 2009, is presented as follows (in thousands, except per share data):

Nonvested Stock Awards	Restricted Stock	Restricted Stock Units	Total Number of Shares Underlying Stock Awards	Weighted- Average Grant-Date Fair Value
Nonvested at November 30, 2008	3,363	762	4,125	$7.99
Granted	569	742	1,311	5.53
Vested	(123)	(4)	(127)	7.36
Forfeited	(220)	(63)	(283)	8.19

Nonvested at February 28, 2009	3,589	1,437	5,026	7.35

We granted approximately 1.3 million shares of nonvested stock awards at no cost to recipients during the three months ended February 28, 2009. As of February 28, 2009, there was $27.4 million of total unrecognized compensation cost related to nonvested stock awards. That cost is expected to be recognized generally on a straight-line basis as the shares vest over three to four years (the weighted-average recognition period is 2.90 years). The total fair value of shares vested pursuant to stock awards during the three months ended February 28, 2009, was $0.9 million.

Stock-Based Compensation

Stock-based compensation cost for the three months ended February 28, 2009 and February 29, 2008, was $5.4 and $5.2 million, respectively. The stock-based compensation cost consists primarily of employee stock options recognized under SFAS No. 123(R) (revised 2004), Share-Based Payment (“SFAS No. 123(R)”). The deferred tax benefit on stock-based compensation expenses for the three months ended February 28, 2009 and February 29, 2008, was $1.6 and $1.2 million, respectively.

We recognized stock-based compensation costs associated with our employee stock purchase programs on a straight-line basis over each six-month offering period. Employee stock-based compensation associated with our employee stock purchase programs for the three months ended February 28, 2009 and February 29, 2008, was approximately $0.2 and $0.3 million, respectively.

We began granting restricted stock and restricted stock units to employees in fiscal year 2006. Approximately $2.5 and $1.5 million of our employee stock-based compensation cost for the three months ended February 28, 2009 and February 29, 2008, respectively, was related to grants of restricted stock and restricted stock units.

Assumptions for Estimating Fair Value of Stock-Based Awards

We selected the Black-Scholes option pricing model as the most appropriate model for determining the estimated fair value for stock-based awards. The following table summarizes the assumptions used to value stock options granted in the respective periods:

	Three Months Ended
	February 28, 2009	February 29, 2008
Stock option grants:
Expected term of stock options (years)	4.7	4.6
Risk-free interest rate	1.70%	3.00%
Expected volatility	56%	48%
Weighted-average grant-date fair value of stock options (per share)	$2.51	$3.28
ESPP:
Expected term of ESPP (years)	0.5	0.5
Risk-free interest rate	0.40%	2.20%
Expected volatility	71%	54%
Weighted-average grant-date fair value of ESPP (per share)	$1.90	$2.39

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

12.	COMPREHENSIVE INCOME (LOSS)

Our comprehensive income includes net income and other comprehensive income (loss), which consists of unrealized gains and losses on available-for-sale securities and cumulative translation adjustments. A summary of the comprehensive income for the periods indicated is as follows (in thousands):

	Three Months Ended
	February 28, 2009	February 29, 2008
Net income	$5,626	$5,514
Cumulative translation adjustment	(19,611)	869
Unrealized loss on available-for-sale securities	(101)	750

Comprehensive income (loss)	$(14,086)	$7,133

The balances of each component of accumulated other comprehensive income, net of taxes, as of February 28, 2009 and November 30, 2008, consist of the following (in thousands):

	Unrealized Gain (Loss) in Available-for-Sale Securities	Foreign Currency Translation	Accumulated Other Comprehensive Income
Balance as of November 30, 2008	$26	$(44,451)	$(44,425)
Net change during three month period	(101)	(19,611)	(19,712)

Balance as of February 28, 2009	$(75)	$(64,062)	$(64,137)

13.	MINORITY INTEREST

In the first quarter of fiscal year 2007, we established a joint venture in South Africa, TS Innovations Limited (“Innovations”), with a local South Africa corporation, to assist with our sales efforts as well as to provide consulting services and training to our customers in the Sub-Saharan Africa region. For the three months ended February 28, 2009, Innovations had total assets of $0.6 million and total revenues of $0.3 million. As of February 28, 2009, we owned a 74.9% interest in the joint venture. Because of our majority interest in Innovations, our Condensed Consolidated Financial Statements include the balance sheets, results of operations and cash flows of Innovations, net of intercompany charges. We therefore eliminated 25.1% of the financial results that pertain to the minority interest of Innovations; this eliminated amount was reported as a separate line in our Condensed Consolidated Statements of Operations and Balance Sheets.

14.	PROVISION FOR INCOME TAXES

The effective tax rate of 42.4% for the three months ended February 28, 2009, differs from the statutory rate of 35% primarily due to the recording of deferred tax expense as a result of the re-measurement of our California deferred tax assets due to the enactment of California tax legislation, the impact of certain stock compensation charges under SFAS No. 123(R) and state income taxes which were partially offset by the benefits resulting from the reorganization of certain foreign entities, lower foreign taxes and research and development credits. The effective tax rate of 33.7% for the three months ended February 29, 2008, differs from the statutory rate of 35% primarily due to the benefits resulting from the reorganization of certain foreign entities, lower foreign taxes and research and development credits which were partially offset by the impact of certain stock compensation charges under SFAS No. 123(R) and state income taxes.

In February 2009, the California 2009-2010 budget legislation was signed into law. One of the major components of this legislation is the ability to elect to apply a single sales factor apportionment for years beginning after January 1, 2011. As a result of our anticipated election of the single sales factor, we are required under SFAS 109 to re-measure our deferred taxes taking into account the reversal pattern and the expected California tax rate under the elective single sales factor. We have determined that by electing a single sales factor apportionment, our California deferred tax assets will decrease by approximately $1.1 million (net of federal benefit). The tax impact of $1.1 million has been recorded as a discrete item in the first quarter of fiscal year 2009.

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

During the first quarter of fiscal 2009, the amount of gross unrecognized tax benefits was increased by approximately $0.3 million. The total amount of gross unrecognized tax benefits was $35.8 million as of February 28, 2009, of which $13.5 million would affect the effective tax rate if realized. We do not expect any significant changes to the amount of unrecognized tax benefit within the next twelve months.

Upon adoption of FIN 48, we have elected to include interest expense and penalties accrued on unrecognized tax benefits as a component of our income tax expense. This is consistent with our policy prior to the adoption of FIN 48. As of the date of November 30, 2008, we had accrued $1.2 million for interest and penalties. There was no material change to this amount as of February 28, 2009.

We are subject to routine corporate income tax audits in the United States and foreign jurisdictions. The statute of limitations for our fiscal years 1998 through 2008 remains open for U.S. purposes. Most foreign jurisdictions have statute of limitations that range from three to six years.

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

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

15.	NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share for the periods indicated (in thousands, except per share data):

	Three Months Ended
	February 28, 2009	February 29, 2008
Net income	$5,626	$5,514

Weighted-average shares of common stock used to compute basic net income per share (excluding unvested restricted stock)	171,284	186,315
Effect of dilutive common stock equivalents:
Stock options to purchase common stock	765	3,494
Restricted common stock awards	44	255

Weighted-average shares of common stock used to compute diluted net income per share	172,093	190,064

Basic net income per share	$0.03	$0.03

Diluted net income per share	$0.03	$0.03

The following potential common stock equivalents are not included in the diluted net income per share calculation above, because their effect was anti-dilutive for the periods indicated (in thousands):

	Three Months Ended
	February 28, 2009	February 29, 2008
Stock options to purchase common stock	33,304	22,026
Restricted common stock awards	3,416	3

Total anti-diluted common stock equivalents	36,720	22,029

16.	SEGMENT INFORMATION

We operate our business in one operating segment: the development and marketing of a suite of infrastructure software. Our chief operating decision maker is our Chief Executive Officer, who reviews financial information presented on a consolidated basis for purposes of making operating decisions and assessing financial performance.

Our revenue by geographic region, Americas; Europe, the Middle East and Africa (“EMEA”); and Asia Pacific and Japan (“APJ”), based on the location at which each sale originates, is summarized as follows (in thousands):

	Three Months Ended
	February 28, 2009	February 29, 2008
Americas:
United States	$65,848	$74,655
Other Americas	4,279	2,265

Total Americas	70,127	76,920

EMEA:
United Kingdom	10,956	15,123
Other EMEA	41,103	40,383

Total EMEA	52,059	55,506

APJ	10,710	14,152

	$132,896	$146,578

No customer accounted for more than 10% of total revenue for the three months ended February 28, 2009 or February 29, 2008. No customer had a balance in excess of 10% of our net accounts receivable on February 28, 2009 or November 30, 2008.

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Our property and equipment by major country are summarized as follows (in thousands):

	February 28, 2009	November 30, 2008
Property and equipment, net:
United States	$95,749	$97,576
United Kingdom	1,943	2,240
Other	3,104	3,715

	$100,796	$103,531

17.	STOCK REPURCHASE PROGRAMS

In April 2008, our Board of Directors approved a stock repurchase program pursuant to which we may repurchase up to $300.0 million of our outstanding common stock. As of February 28, 2009, we had $196.3 million available for purchases under the April 2008 stock repurchase program.

All repurchased shares of common stock have been retired. The following table summarizes the activities under the stock repurchase programs for the periods indicated (in thousands, except per share data):

	Three Months Ended
	February 28, 2009	February 29, 2008
Cash used for repurchases	$—	$45,272

Shares repurchased	—	6,166

Average price per share	$—	$7.34

18.	SUBSEQUENT EVENTS

Patent Suit

On March 30, 2009, Broadband Graphics, LLC (“Broadband Graphics”) filed a complaint for patent infringement against us in the United States District Court for the Western District of Washington. The complaint, which has not yet been formally served on us, alleges that our Spotfire software and other unspecified products infringe one or more of the claims of U.S. Patent Nos. 7,013,432, 7,313,765 and 7,013,431, assigned to Broadband Graphics. The complaint is seeking, among other things, injunctive relief and unspecified damages. We intend to defend the actions vigorously. We have, however, only recently received a copy of the complaint and are currently investigating the allegations contained in it. Therefore, the litigation results cannot be predicted at this point.

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

Our revenue is generally derived from a diverse customer base. No single customer represented greater than 10% of total revenue for the three months ended February 28, 2009 or February 29, 2008. As of February 28, 2009 no single customer had a balance in excess of 10% of our net accounts receivable. We establish allowances for doubtful accounts based on our evaluation of collectability and an allowance for returns and discounts based on specifically identified credits and historical experience.

For the first quarter of fiscal year 2009, we recorded total revenue of $132.9 million, a decrease of 9% over first quarter of fiscal year 2008. License revenue was $44.8 million, 22% lower than the previous year. In addition, we generated cash flow from operations of $29.3 million. Earnings per share was $0.03 in the first quarter of fiscal year 2009 as compared to $0.03 for the first quarter of fiscal year 2008. We ended the quarter with $293.3 million in cash, cash equivalents and short-term investments.

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

We believe that the estimates, assumptions and judgments involved in revenue recognition; allowances for doubtful accounts, returns and discounts; stock-based compensation; valuation and impairment of investments; impairment of goodwill, intangible assets and long-lived assets; restructuring and integration costs; and accounting for income taxes have the greatest potential impact on our Condensed Consolidated Financial Statements, so we consider these to be our critical accounting policies. Historically, our estimates, assumptions and judgments relative to our critical accounting policies have not differed materially from actual results. The critical accounting estimates associated with these policies are described in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operation” of our Annual Report on Form 10-K filed with the SEC on January 28, 2009.

Recent Accounting Pronouncements

Recent accounting pronouncements are detailed in Note 2 to our Condensed Consolidated Financial Statements.

Results of Operations

For purposes of presentation, we have indicated the first quarter of fiscal years 2009 and 2008 as ended on February 28, 2009 and February 29, 2008, respectively; whereas in fact, the first quarter of fiscal years 2009 and 2008 actually ended on March 1, 2009 and March 2, 2008, respectively. There were 91 days and 93 days in the first quarter of fiscal years 2009 and 2008, respectively. All amounts presented in the tables in the following sections on our Results of Operations are stated in thousand of dollars, except for percentages and unless otherwise stated.

The following table sets forth the components of our Results of Operations as percentages of total revenue for the periods indicated:

	Three Months Ended
	February 28, 2009	February 29, 2008
Revenue:
License	34%	39%
Service and maintenance	66	61

Total revenue	100	100

Cost of revenue:
License	5	5
Service and maintenance	24	24

Total cost of revenue	29	29

Gross profit	71	71

Operating expenses:
Research and development	19	17
Sales and marketing	35	37
General and administrative	8	10
Amortization of acquired intangible assets	2	3

Total operating expenses	64	67

Income from operations	7	4
Interest income	1	2
Interest expense	(1)	—
Other income (expense), net	—	—

Income before income taxes and minority interest	7	6
Provision for income taxes	3	2
Minority interest, net of tax	—	—

Net income	4%	4%

Total Revenue

Our total revenue consisted primarily of license, consulting and maintenance fees from our customers and partners.

	Three Months Ended
	February 29, 2009	February 28, 2008	Change
Total revenue	$132,896	$146,578	(9)%

Total revenue for the first quarter of fiscal year 2009, compared to the same quarter last year, decreased by $13.7 million or 9%. The decrease was comprised of a $12.9 million or 22% decrease in license revenue and a $0.8 million or 1% decrease in service and maintenance revenue.

For the three months ended February 28, 2009, we experienced a reduction in total revenue in all geographic regions, compared to the same period last year. See Note 16 to our Condensed Consolidated Financial Statements for amounts of total revenue by region. The percentages of total revenue from the geographic regions are summarized as follows:

	Three Months Ended
	February 28, 2009	February 29, 2008
Americas	53%	53%
EMEA	39	38
APJ	8	9

	100%	100%

License Revenue and Cost

	Three Months Ended
	February 28, 2009	February 29, 2008	Change
License revenue	$44,849	$57,753	(22)%
Percentage of total revenue	34%	39%
Cost of license revenue	6,810	7,280	(6)%
Percentage of total revenue	5%	5%
Percentage of license revenue	15%	13%

License revenue decreased $12.9 million or 22% in the first quarter of fiscal year 2009, compared to the same quarter last year. The decrease was primarily due to decreased revenue in the Americas and APJ.

Our license revenue in the first quarter of fiscal years 2009 and 2008 was derived from the following three product lines: service oriented architecture (“SOA”), business optimization and business process management (“BPM”). The percentages of license revenue from the three product lines are summarized as follows:

	Three Months Ended
	February 28, 2009	February 29, 2008
SOA	64%	61%
Business optimization	21	28
BPM	15	11

	100%	100%

Our license revenue in any particular period is dependent upon the timing and number of license transactions and their relative size. Selected data about our license revenue transactions recognized for the respective periods is summarized as follows:

	Three Months Ended
	February 28, 2009	February 29, 2008
Number of license deals of $1.0 million or more	11	14
Number of license deals over $0.1 million	66	87
Average size of license deals over $0.1 million (in millions)	$0.6	$0.6

Cost of license revenue mainly consisted of royalty costs and amortization of developed technology acquired through corporate acquisitions. Cost of license revenue decreased by $0.5 million or 6% for the first quarter of fiscal year 2009, compared to the same quarter last year. The decrease in absolute dollars in cost of license revenue for the first quarter of fiscal year 2009, compared to the same quarter last year, resulted primarily from a decrease of $0.3 million in royalty costs as well as a decrease of $0.2 million in amortization expenses associated with acquired technologies.

Service and Maintenance Revenue and Cost

	Three Months Ended
	February 28, 2009	February 29, 2008	Change
Service and maintenance revenue	$88,047	$88,825	(1)%
Percentage of total revenue	66%	61%
Cost of service and maintenance revenue	31,245	35,770	(13)%
Percentage of total revenue	24%	24%
Percentage of service and maintenance revenue	35%	40%

Service and maintenance revenue decreased $0.8 million or 1% for the first quarter of fiscal year 2009, compared to the same quarter last year, due to lower professional services and training revenue.

Cost of service and maintenance consists primarily of compensation for professional services, customer support personnel and third-party contractors and associated expenses related to providing consulting services.

The cost of service and maintenance decreased by $4.5 million or 13% for the first quarter of fiscal year 2009, compared to the same quarter last year. The decrease in absolute dollars for the first quarter of fiscal year 2009, compared to the same quarter last year, resulted primarily from a $2.8 million decrease in employee-related expenses, a $0.6 million decrease in travel expenses, a $0.6 million decrease in facilities expenses and a $0.5 million decrease in subcontractor costs. The decrease in employee-related expenses was primarily due to a reduction in salaries.

Research and Development Expenses

Research and development expenses consisted primarily of employee-related expenses, including salary, bonus, benefits, stock-based compensation expenses, recruiting expense and office support, third-party contractor fees and related costs associated with the development and enhancement of our products.

	Three Months Ended
	February 28, 2009	February 29, 2008	Change
Research and development expenses	$25,134	$25,454	(1)%
Percentage of total revenue	19%	17%

Research and development expenses for the first quarter of fiscal year 2009 decreased by $0.3 million or 1%, compared to the same quarter last year, resulting primarily from a $0.4 million decrease in facilities expenses, a $0.1 million decrease in employee-related expenses and a $0.1 million decrease in travel expenses. The decreases were partially offset by a $0.3 million increase in contractor expenses.

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

	Three Months Ended
	February 28, 2009	February 29, 2008	Change
Sales and marketing expenses	$46,126	$54,388	(15)%
Percentage of total revenue	35%	37%

The $8.3 million or 15% decrease in sales and marketing expenses for the first quarter of fiscal year 2009, compared to the same quarter last year, was primarily due to a $5.3 million decrease in employee-related expenses, a $1.8 million decrease in travel expenses, a $1.3 million decrease in marketing programs and a $0.3 million decrease in facilities expenses. The decreases were partially offset by a $0.4 million increase in referral fees. The decrease in employee-related expenses was mainly due to a reduction in salaries. The decreases in travel expenses and marketing programs were due to cost management efforts.

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

	Three Months Ended
	February 28, 2009	February 29, 2008	Change
General and administrative expenses	$10,628	$13,798	(23)%
Percentage of total revenue	8%	10%

General and administrative expenses decreased by $3.2 million or 23% for the first quarter of fiscal year 2009, compared to the same quarter last year, primarily due to a $1.7 million decrease in employee-related expenses, a $1.0 million decrease in consulting expenses and a $0.4 million decrease in travel expenses. The decreases in employee-related and consulting expenses were primarily due to a reduction in salaries and contractor costs.

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

	Three Months Ended
	February 28, 2009	February 29, 2008	Change
Amortization of acquired intangible assets:
In cost of revenue	$3,563	$3,817
In operating expenses	3,716	4,140

Total amortization expenses	$7,279	$7,957	(9)%

Percentage of total revenue	5%	5%

Stock-Based Compensation

The stock-based compensation cost is included in the Condensed Consolidated Statements of Operations corresponding to the same functional lines as cash compensation paid to the same employees in the respective departments are as follows:

	Three Months Ended
	February 28, 2009	February 29, 2008	Change
Stock-based compensation costs:
Cost of license	$11	$8
Cost of service and maintenance	599	587

Total in cost of revenue	610	595	3%
Research and development	1,123	1,019
Sales and marketing	1,706	1,730
General and administrative	1,923	1,806

Total in operating expenses	4,752	4,555	4%

Total	$5,362	$5,150	4%

Percentage of total revenue	4%	4%

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

Interest Income

	Three Months Ended
	February 28, 2009	February 29, 2008	Change
Interest Income	$1,077	$3,258	(67)%
Percentage of total revenue	1%	2%

The decrease in interest income in the first quarter of fiscal year 2009, compared to the same quarter last year, was primarily due to lower returns from our mix of investments.

Interest Expense

	Three Months Ended
	February 28, 2009	February 29, 2008	Change
Interest Expense	$(746)	$(842)	(11)%
Percentage of total revenue	(1)%	—%

Interest expense was primarily related to a $54.0 million mortgage note issued in connection with the purchase of our corporate headquarters. The mortgage note payable carries a 20-year amortization and, as amended in the second quarter of fiscal year 2007, a fixed annual interest rate of 5.50%. The balance of the mortgage note as of February 28, 2009 was $44.1 million. The $34.4 million principal balance that will be remaining at the end of the 10-year term will be due as a final lump sum payment on July 1, 2013. See Note 8 to our Condensed Consolidated Financial Statements for further detail on the mortgage note payable.

Other Income (Expense), Net

Other income (expense) included realized gains and losses on investments, foreign exchange gain (loss) and other miscellaneous income and expense items.

	Three Months Ended
	February 28, 2009	February 29, 2008	Change
Other income (expense), net:
Foreign exchange gain (loss)	$347	$(43)
Realized gain (loss) on investments	(186)	278
Other income (expense)	(2)	3

Total other income (expense), net	$159	$238	(33)%

Percentage of total revenue	—%	—%

The change in other income (expense) in absolute dollars for the first quarter of fiscal year 2009, compared to the same quarter last year, was primarily due to $0.3 million foreign exchange gain and $0.2 million investment impairment.

Provision for Income Taxes

	Three Months Ended
	February 28, 2009	February 29, 2008	Change
Provision for income tax	$4,122	$2,833	45%
Effective tax rate	42.4%	33.7%

The effective tax rate of 42.4% for the three months ended February 28, 2009, differs from the statutory rate of 35% primarily due to the recording of deferred tax expense as a result of the re-measurement of our California deferred tax assets due to the enactment of California tax legislation, the impact of certain stock compensation charges under SFAS No. 123(R) and state income taxes which were partially offset by the benefits resulting from the reorganization of certain foreign entities, lower foreign taxes and research and development credits. The effective tax rate of 33.7% for the three months ended February 29, 2008, differs from the statutory rate of 35% primarily due to the benefits resulting from the reorganization of certain foreign entities, lower foreign taxes and research and development credits which were partially offset by the impact of certain stock compensation charges under SFAS No. 123(R) and state income taxes.

In February 2009, the California 2009-2010 budget legislation was signed into law. One of the major components of this legislation is the ability to elect to apply a single sales factor apportionment for years beginning after January 1, 2011. As a result of our anticipated election of the single sales factor, we are required under SFAS 109 to re-measure our deferred taxes taking into account the reversal pattern and the expected California tax rate under the elective single sales factor. We have determined that by electing a single sales factor apportionment, our California deferred tax assets will decrease by approximately $1.1 million (net of federal benefit). The tax impact of $1.1 million has been recorded as a discrete item in the first quarter of fiscal year 2009.

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

During the first quarter of fiscal 2009, the amount of gross unrecognized tax benefits was increased by approximately $0.3 million. The total amount of gross unrecognized tax benefits was $35.8 million as of February 28, 2009, of which $13.5 million would affect the effective tax rate if realized. We do not expect any significant changes to the amount of unrecognized tax benefit within the next twelve months.

Upon adoption of FIN 48, we have elected to include interest expense and penalties accrued on unrecognized tax benefits as a component of our income tax expense. This is consistent with our policy prior to the adoption of FIN 48. As of November 30, 2008, we had accrued $1.2 million for interest and penalties. There was no material change to this amount as of February 28, 2009.

We are subject to routine corporate income tax audits in the United States and foreign jurisdictions. The statute of limitations for our fiscal years 1998 through 2008 remains open for U.S. purposes. Most foreign jurisdictions have statute of limitations that range from three to six years.

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

Minority Interest, Net of Tax

Minority interest represents the portion of net income belonging to minority stockholders of our consolidated subsidiaries.

	Three Months Ended
	February 28, 2009	February 29, 2008	Change
Minority Interest, net of tax	$(21)	$55	(138)%
Percentage of total revenue	—%	—%

Minority Interest is detailed in Note 13 to our Condensed Consolidated Financial Statements.

Liquidity and Capital Resources

Current Cash Flows

As of February 28, 2009, we had cash, cash equivalents and short-term investments totaling $293.3 million, representing an increase of $25.9 million from November 30, 2008. Our total cash and cash equivalents balance was $285.7 million as of February 28, 2009. As of February 28, 2009, our short-term available-for-sale investments totaled $7.6 million, primarily consisting of U.S. government debt securities, high investment grade corporate debt, and asset-backed and mortgage-backed securities.

Net cash provided by operating activities for the three months ended February 28, 2009, was $29.3 million, resulting from net income of $5.6 million, adjusted for $14.9 million in non-cash charges and $8.8 million net change in assets and liabilities. The non-cash charges included depreciation and amortization, stock-based compensation and tax benefits related to stock benefit plans, less deferred income tax and excess tax benefits from stock-based compensation recorded in financing activities. Net change in assets and liabilities included a decrease in accounts receivable due to significant cash collections in the first quarter of fiscal year 2009 resulting from a strong revenue quarter in the fourth quarter of fiscal year 2008, a decrease in prepaid expenses and other assets, a decrease in accounts payable and a decrease in accrued liabilities and excess facilities costs, which were partially offset by an increase in deferred revenue.

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

Net cash provided by investing activities was $1.4 million for the three months ended February 28, 2009, resulting primarily from $5.2 million in net sales, maturities and purchase of short-term investments activities, which was partially offset by $2.3 million in restricted cash pledged as security and $1.3 million in capital expenditures.

Net cash provided by financing activities was $3.9 million for the three months ended February 28, 2009, resulting primarily from $2.3 million excess tax benefits from stock-based compensation in accordance with the requirements of SFAS No. 123(R) and $2.1 million cash received from the exercise of stock options and the sale of our common stock under our ESPP, which were partially offset by $0.5 million payment of long-term debt.

In April 2008, our Board of Directors approved a new stock repurchase program pursuant to which we may repurchase up to $300.0 million of our outstanding common stock from time to time in the open market or through privately negotiated transactions. In connection with the approval of the April 2008 stock repurchase program, the April 2007 stock repurchase program was terminated, and the remaining authorized amount of $69.6 million under the April 2007 stock repurchase program was canceled. As of February 28, 2009, the remaining authorized amount under the April 2008 stock repurchase program was $196.3 million.

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

Fair Value Inputs

Beginning fiscal year 2008 we adopted SFAS No. 157; see Note 5 to the Condensed Consolidated Financial Statements. Fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. The use of fair value to measure investment instruments, with related unrealized and realized gains or losses on investment is a component to our consolidated results of operations.

We value our cash equivalents and investment instruments by using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. The types of instruments valued based on quoted market prices in active markets include most U.S. government and agency securities, sovereign government obligations, and money market securities. We do not adjust the quoted price for such instruments. The types of instruments valued based on quoted prices in markets that are not active, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency include investment-grade corporate bonds, mortgage-backed and asset-backed products, state, municipal and provincial obligations. The price for each security at the measurement date is derived from various sources. Periodically, management assesses the reasonableness of these sourced prices by comparing them to the prices provided by our portfolio managers to derive the fair value of these financial instruments. Historically, we have not experienced significant deviation between the sourced prices and our portfolio managers’ prices. Management assesses the inputs of the pricing in order to categorize the financial instruments into the appropriate hierarchy levels.

Commitments

In June 2003, we purchased our corporate headquarters with a $54.0 million mortgage note to lower our operating costs. The mortgage note payable carries a 20-year amortization and, as amended in the second quarter of fiscal year 2007, a fixed annual interest rate of 5.50%. The principal balance of $34.4 million that will be remaining at the end of the 10-year term will be due as a final lump sum payment on July 1, 2013. Under the applicable terms of the mortgage note agreements, we are prohibited from acquiring another company without prior consent from the lender unless we maintain at least $50.0 million of cash or cash equivalents and comply with other non-financial terms as defined in the agreements. We were in compliance with all covenants as of February 28, 2009.

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

We have a $20.0 million revolving line of credit that matures on June 18, 2009. The revolving line of credit is available for cash borrowings and for the issuance of letters of credit up to $20.0 million. As of February 28, 2009, no borrowings were outstanding under the facility and a $13.0 million irrevocable letter of credit was outstanding, leaving $7.0 million of available credit for additional letters of credit or cash borrowings. The $13.0 million irrevocable letter of credit outstanding was issued in connection with the mortgage note payable. The letter of credit automatically renews for successive one-year periods, until the mortgage note payable has been satisfied in full. The line of credit requires that we maintain a minimum of $40.0 million in unrestricted cash, cash equivalents and short-term investments, net of total current and long-term indebtedness, as well as comply with other non-financial covenants defined in the agreement. As of February 28, 2009, we were in compliance with all covenants under the revolving line of credit.

As of February 28, 2009, we had $5.3 million in restricted cash in connection with bank guarantees issued by some of our international subsidiaries. The cash collateral is presented as restricted cash and included in Other Assets in our Condensed Consolidated Balance Sheets.

As of February 28, 2009, our contractual commitments associated with indebtedness, lease obligations and restructuring were as follows (in thousands):

		Remainder of 2009
	Total		2010	2011	2012	2013	Thereafter
Operating commitments:
Debt principal	$44,060	$1,535	$2,148	$2,269	$2,397	$35,711	—
Debt interest	9,558	1,790	2,285	2,164	2,036	1,283	—
Operating leases	30,785	7,463	7,899	5,999	3,927	2,899	2,598

Total operating commitments	84,403	10,788	12,332	10,432	8,360	39,893	2,598

Restructuring-related commitments:
Gross lease obligations	13,637	5,211	7,729	653	9	9	26
Estimated sublease income	(5,679)	(2,404)	(3,036)	(239)	—	—	—

Net restructuring-related commitment	7,958	2,807	4,693	414	9	9	26

Total commitments	$92,361	$13,595	$17,025	$10,846	$8,369	$39,902	$2,624

Future minimum lease payments under restructured non-cancelable operating leases are included in Accrued Excess Facilities Costs in our Condensed Consolidated Balance Sheets.

The above commitment table does not include approximately $12.2 million of long-term income tax liabilities recorded in accordance with FIN 48 due to the fact that we are unable to reasonably estimate the timing of these potential future payments.

Indemnification

Our indemnification obligations are detailed in Note 9 to our Condensed Consolidated Financial Statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to the impact of foreign currency fluctuations, interest rate changes and uncertainties in the credit market.

Foreign Currency Risk

We conduct business in the Americas, EMEA and APJ. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or changes in economic conditions in foreign markets. Because a material portion of our sales are made in U.S. dollars, a strengthening of the dollar could make our products less competitive. We enter into forward contracts with financial institutions to manage our currency exposure related to net assets and liabilities denominated in foreign currencies. These forward contracts are generally settled monthly. We do not enter into derivative financial instruments for trading purposes. As of February 28, 2009, we had five outstanding forward contracts with a total notional amount of $41.3 million that resulted in a net gain of $0.2 million.

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

Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates, or we may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates or other factors in the current unstable credit environment. As of February 28, 2009, we had an investment portfolio of fixed income securities totaling $7.6 million, excluding those classified as cash and cash equivalents. These securities are classified as available-for-sale and are recorded on the balance sheets at fair market value with unrealized gains or losses reported under Accumulated Other Comprehensive Income (Loss), a separate component of stockholders’ equity. Unrealized losses are charged against income when a decline in fair market value is determined to be other-than-temporary. The specific identification method is used to determine the cost of securities sold.

As of February 28, 2009, a hypothetical 100 basis point increase in interest rates would result in an approximate $0.1 million decrease in the fair value of our available-for-sale debt securities.

Credit Market Risk

As of February 28, 2009, we held asset-backed securities and mortgage-backed securities totaling $1.3 and $0.7 million, respectively. These securities’ cash flows are funded by the principal and interest payments of underlying commercial, consumer or mortgage loans. Payments are typically made monthly over the lifetime of the underlying loans. The recent credit market instability may adversely impact our disposition of these securities at or near their quoted fair market value. We evaluate these investments at each balance sheet date. There is the risk that at future balance sheet dates we may record additional charges for a decline in the fair value that is considered other-than-temporary and a loss would be recognized in the income statement at that time.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Our legal proceedings are detailed in Note 10 and Note 18 to our Condensed Consolidated Financial Statements.

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

Our business has been and may continue to be affected by a number of factors that are beyond our control such as general geopolitical economic and business conditions, conditions in the financial services markets, and changes in the overall demand for enterprise software and services. Global economic conditions have deteriorated over the past few quarters. A severe and/or prolonged economic downturn could adversely affect our customers’ financial condition and the levels of business activity of our customers. Uncertainty about current global economic conditions has caused and may continue to cause businesses to postpone spending in response to tighter credit, negative financial news and/or declines in income or asset values, which could have a material negative effect on the demand for enterprise software and services. Reduced demand for enterprise software could result in a reduction in our future license revenue and a reduction in the rate at which our customers renew their maintenance agreements and procure consulting services.

The current economic crisis affecting the banking system and financial markets and the current uncertainty in global economic conditions have resulted in a tightening in the credit markets, a low level of liquidity in many financial markets, and extreme volatility in credit, equity, currency and fixed income markets. There have been and may continue to be a number of follow-on effects from these economic developments and negative economic trends on our business, including the inability of customers to obtain credit to finance purchases of our products; customer insolvencies; decreased customer confidence to make purchasing decisions; decreased customer demand; and decreased customer ability to pay their trade obligations.

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

The stock market in general and the stock prices of technology companies in particular, have experienced volatility which has often been unrelated to the operating performance of any particular company or companies. In addition, uncertainty about current global economic conditions could also continue to increase the volatility of our stock price. During this fiscal quarter, our stock price has fluctuated between a high of $7.34 and a low of $4.12. If market or industry-based fluctuations continue, our stock price could decline in the future regardless of our actual operating performance and investors could incur significant losses.

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

As a multinational corporation, we are subject to income taxes in both the United States and various foreign jurisdictions. Significant judgment is required in determining our global provision for income taxes and other tax liabilities. In the ordinary course of a global business, there are many intercompany transactions and calculations where the ultimate tax determination is uncertain. Our income tax returns are routinely subject to audits by tax authorities. Although we regularly assess the likelihood of adverse outcomes resulting from these examinations to determine our tax estimates, we cannot assure you that the final determination of tax audits or tax disputes will not have an adverse effect on our results of operations and financial condition.

We are also subject to non-income taxes, such as payroll, sales, use, value-added, net worth, property and goods and services taxes, in both the United States and various foreign jurisdictions. We are regularly under audit by tax authorities with respect to these non-income taxes and may have exposure to additional non-income tax liabilities which could have an adverse effect on our results of operations and financial condition.

In addition, our future effective tax rates could be favorably or unfavorably affected by changes in tax rates, changes in the valuation of our deferred tax assets or liabilities, or changes in tax laws or their interpretation. Such changes could have a material adverse impact on our financial results.

Changes in existing financial accounting standards or practices, or taxation rules or practices may adversely affect our results of operations.

Changes in existing accounting or taxation rules or practices, new accounting pronouncements or taxation rules, or varying interpretations of current accounting pronouncements or taxation practice could have a significant adverse effect on our results of operations or the manner in which we conduct our business. Further, such changes could potentially affect our reporting of transactions completed before such changes are effective. For example, on December 1, 2009, we will adopt Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007), Business Combinations, (“SFAS No. 141(R)”), which requires acquisition-related costs to be expensed as incurred, restructuring costs generally to be expensed in periods subsequent to the acquisition date, in-process research and development to be capitalized as an intangible asset with an indefinite life, and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period, which will impact income tax expense. The impact that SFAS No. 141(R) will have on our consolidated financial position, results of operations and cash flows will be dependent on the number and size of business combinations that we consummate subsequent to the adoption of the standard, as well as the valuation and allocation of the net assets acquired.

We operate internationally and face risks attendant to those operations.

We earn a significant portion of our total revenues from international sales generated through our foreign direct and indirect operations. As a result of these sales operations, we face risks arising from local political, legal and economic factors such as the general economic conditions in each country or region, varying regulatory requirements and compliance with international and local trade, labor and other laws including the Foreign Corrupt Practices Act and export control laws. We may also face difficulties in managing our international operations, collecting receivables in a timely fashion and repatriating earnings. Any of these factors, either individually or in combination, could materially impact our international operations and adversely affect our business as a whole.

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

Note 10 and Note 18 to our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q describes the litigation pending against us and our directors and officers. The uncertainty associated with substantial unresolved lawsuits could harm our business, financial condition and reputation. The defense of the lawsuits could result in the diversion of our management’s time and attention away from business operations, which could harm our business. Negative developments with respect to the lawsuits could cause our stock price to decline. In addition, although we are unable to determine the amount, if any, that we may be required to pay in connection with the resolution of the lawsuits by settlement or otherwise, any such payment could seriously harm our financial condition and liquidity.

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

ITEM 6.	EXHIBITS

3.1(1)	Certificate of Incorporation of Registrant.

3.2(2)	Amended and Restated Bylaws of Registrant.

10.1#	TIBCO Software Inc. 2009 Deferred Compensation Plan.

10.2#	Form of Restricted Stock Unit Agreement pursuant to the TIBCO Software Inc. 2009 Deferred Compensation Plan.

10.3#	Form of Restricted Stock Unit Agreement pursuant to the 2008 Equity Incentive Plan.

31.1	Rule 13a-14(a) / 15d-14(a) Certification by Chief Executive Officer.

31.2	Rule 13a-14(a) / 15d-14(a) Certification by Chief Financial Officer.

32.1	Section 1350 Certification by Chief Executive Officer.

32.2	Section 1350 Certification by Chief Financial Officer.

#	Indicates management contract or compensatory plan or arrangement.

(1)	Incorporated by reference to an exhibit filed with the Registrant’s Registration Statement on Form 8-A, filed with the SEC on February 23, 2004.

(2)	Incorporated by reference to an exhibit filed with the Registrant’s Current Report on Form 8-K, filed with the SEC on June 18, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TIBCO SOFTWARE INC.

By:	/s/ SYDNEY L. CAREY
Sydney L. Carey
Executive Vice President, Chief Financial Officer

By:	/s/ TROY O. MITCHELL
Troy O. Mitchell
Vice President, Corporate Controller

Date: April 9, 2009

EXHIBIT INDEX

3.1(1)	Certificate of Incorporation of Registrant.

3.2(2)	Amended and Restated Bylaws of Registrant.

10.1#	TIBCO Software Inc. 2009 Deferred Compensation Plan.

10.2#	Form of Restricted Stock Unit Agreement pursuant to the TIBCO Software Inc. 2009 Deferred Compensation Plan.

10.3#	Form of Restricted Stock Unit Agreement pursuant to the 2008 Equity Incentive Plan.

31.1	Rule 13a-14(a) / 15d-14(a) Certification by Chief Executive Officer.

31.2	Rule 13a-14(a) / 15d-14(a) Certification by Chief Financial Officer.

32.1	Section 1350 Certification by Chief Executive Officer.

32.2	Section 1350 Certification by Chief Financial Officer.

#	Indicates management contract or compensatory plan or arrangement.

(1)	Incorporated by reference to an exhibit filed with the Registrant’s Registration Statement on Form 8-A, filed with the SEC on February 23, 2004.

(2)	Incorporated by reference to an exhibit filed with the Registrant’s Current Report on Form 8-K, filed with the SEC on June 18, 2008.