Form 10-Q
period 2009-05-31
TIBCO SOFTWARE INC
filed 2009-07-09
CIK 1085280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s Common Stock, $0.001 par value, as of June 30, 2009 was 174,632,910 shares.

TIBCO SOFTWARE INC.

TIBCO SOFTWARE INC.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except par value per share)

	May 31, 2009	November 30, 2008
Assets
Current assets:
Cash and cash equivalents	$327,491	$254,400
Short-term investments	2,108	13,073
Accounts receivable, net of allowances of $4,257 and $4,369	97,964	133,191
Prepaid expenses and other current assets	44,644	49,994

Total current assets	472,207	450,658
Property and equipment, net	99,584	103,531
Goodwill	356,700	343,942
Acquired intangible assets, net	68,597	80,437
Long-term deferred income tax assets	70,117	70,135
Other assets	41,652	39,865

Total assets	$1,108,857	$1,088,568

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$16,527	$15,030
Accrued liabilities	75,942	90,980
Accrued excess facilities costs	5,542	6,572
Deferred revenue	145,628	140,221
Current portion of long-term debt	2,090	2,033

Total current liabilities	245,729	254,836

Accrued excess facilities costs, less current portion	3,383	5,594
Long-term deferred revenue	8,982	12,007
Long-term deferred income tax liabilities	14,600	15,329
Long-term income tax liabilities	13,421	12,439
Long-term debt, less current portion	41,466	42,525
Other long-term liabilities	4,075	3,837

Total liabilities	331,656	346,567

Commitments and contingencies (Note 9)

Minority interest	560	358

Stockholders’ equity:
Common stock, $0.001 par value; 1,200,000 shares authorized; 174,544 and 174,296 shares issued and outstanding	175	174
Additional paid-in capital	770,485	761,743
Accumulated other comprehensive loss	(29,228)	(44,425)
Retained earnings	35,209	24,151

Total stockholders’ equity	776,641	741,643

Total liabilities and stockholders’ equity	$1,108,857	$1,088,568

See accompanying Notes to Condensed Consolidated Financial Statements.

TIBCO SOFTWARE INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share data)

	Three Months Ended May 31,		Six Months Ended May 31,
	2009	2008	2009	2008
Revenue:
License	$50,457	$57,696	$95,306	$115,449
Service and maintenance	92,213	92,336	180,260	181,161

Total revenue	142,670	150,032	275,566	296,610

Cost of revenue:
License	7,493	7,484	14,303	14,764
Service and maintenance	32,404	38,088	63,649	73,858

Total cost of revenue	39,897	45,572	77,952	88,622

Gross profit	102,773	104,460	197,614	207,988
Operating expenses:
Research and development	26,260	26,756	51,394	52,210
Sales and marketing	47,445	56,454	93,571	110,842
General and administrative	11,317	12,991	21,945	26,789
Amortization of acquired intangible assets	3,736	4,235	7,452	8,375

Total operating expenses	88,758	100,436	174,362	198,216

Income from operations	14,015	4,024	23,252	9,772
Interest income	757	2,244	1,834	5,502
Interest expense	(793)	(876)	(1,539)	(1,718)
Other income (expense), net	1,042	(206)	1,201	32

Income before provision for income taxes and minority interest	15,021	5,186	24,748	13,588
Provision for income taxes	4,828	1,641	8,950	4,474
Minority interest, net of tax	116	52	95	107

Net income	$10,077	$3,493	$15,703	$9,007

Net income per share:
Basic	$0.06	$0.02	$0.09	$0.05

Diluted	$0.06	$0.02	$0.09	$0.05

Shares used in computing net income per share:
Basic	171,635	182,078	171,460	184,197

Diluted	173,134	185,990	172,614	188,028

See accompanying Notes to Condensed Consolidated Financial Statements.

TIBCO SOFTWARE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended May 31,
	2009	2008
Operating activities:
Net income	$15,703	$9,007
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	7,477	8,016
Amortization of acquired intangible assets	14,587	16,174
Stock-based compensation	11,180	10,361
Deferred income tax	(4,216)	(10,229)
Tax benefits related to stock benefit plans	5,615	4,679
Excess tax benefits from stock-based compensation	(3,558)	(4,580)
Minority interest, net of tax	95	107
Other non-cash adjustments, net	942	139
Changes in assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	33,344	47,132
Prepaid expenses and other assets	9,367	6,819
Accounts payable	745	2,642
Accrued liabilities and excess facilities costs	(21,200)	(9,738)
Deferred revenue	1,507	11,749

Net cash provided by operating activities	71,588	92,278

Investing activities:
Purchases of short-term investments	—	(37,046)
Maturities and sales of short-term investments	10,586	99,384
Acquisition of businesses, net of cash acquired	(163)	—
Purchases of private equity investments	—	(25)
Proceeds from private equity investments	—	222
Purchases of property and equipment	(3,255)	(4,780)
Restricted cash pledged as security	(3,241)	(148)

Net cash provided by investing activities	3,927	57,607

Financing activities:
Proceeds from exercise of stock options	2,374	5,049
Proceeds from employee stock purchase program	1,179	1,528
Withholding taxes related to restricted stock net share settlement	(1,459)	(692)
Repurchases of common stock	(14,791)	(85,645)
Excess tax benefits from stock-based compensation	3,558	4,580
Principal payments on long-term debt	(1,002)	(949)

Net cash used in financing activities	(10,141)	(76,129)

Effect of foreign exchange rate changes on cash and cash equivalents	7,717	925

Net increase in cash and cash equivalents	73,091	74,681
Cash and cash equivalents at beginning of period	254,400	170,237

Cash and cash equivalents at end of period	$327,491	$244,918

Supplemental disclosures:
Income taxes paid	$6,361	$7,602

Interest paid	$1,214	$1,267

See accompanying Notes to Condensed Consolidated Financial Statements.

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared by TIBCO Software Inc. (“TIBCO,” the “Company,” “we” or “us”) in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in Consolidated Financial Statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) have been condensed or omitted in accordance with such rules and regulations. The condensed consolidated balance sheet data as of November 30, 2008, was derived from audited financial statements, but does not include all disclosures required by GAAP. In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial position of the Company, and its results of operations and cash flows. These Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and notes thereto included in the Company’s 2008 Annual Report on Form 10-K for the fiscal year ended November 30, 2008.

Our fiscal year ends on November 30th of each year. The second quarter of fiscal year 2009 ended on May 31, 2009. For purposes of presentation, we have indicated the second quarter of fiscal year 2008 as ended on May 31, 2008; whereas in fact, the second quarter of fiscal year 2008 actually ended on June 1, 2008. There were 91 days in the second quarter of both fiscal years 2009 and 2008.

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

The results of operations for the three and six months ended May 31, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending November 30, 2009, or any other future period, and we make no representations related thereto.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Our significant accounting policies were described in Note 2 to our audited Consolidated Financial Statements included in our 2008 Annual Report on Form 10-K for the fiscal year ended November 30, 2008. These accounting policies have not significantly changed.

Recent Accounting Pronouncements

In May 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 165, Subsequent Events (“SFAS No. 165”). SFAS No. 165 is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for selecting that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. SFAS No. 165 is effective for interim or annual financial periods ending after June 15, 2009 and will be adopted by us in the third quarter of fiscal year 2009. We do not expect the adoption of SFAS No. 165 will have a material effect on our consolidated results of operations and financial condition.

In April 2009, the FASB issued FASB Staff Position (“FSP”) No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP SFAS No. 157-4”). FSP SFAS No. 157-4 provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. It also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP SFAS No. 157-4 is effective for interim and annual reporting periods ending after June 15, 2009 on a prospective basis and will be adopted by us in the third quarter of fiscal year 2009. We do not expect the adoption of FSP SFAS No. 157-4 will have a material effect on our consolidated results of operations and financial condition.

In April 2009, the FASB issued FSP SFAS No. 115-2 and SFAS No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP SFAS No. 115-2 and SFAS No. 124-2”). FSP SFAS No. 115-2 and SFAS No. 124-2

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. FSP SFAS No. 115-2 and SFAS No. 124-2 is effective for interim and annual reporting periods ending after June 15, 2009 and will be adopted by us in the third quarter of fiscal year 2009. We do not expect the adoption of FSP SFAS No. 115-2 and SFAS No. 124-2 will have a material effect on our consolidated results of operations and financial condition.

In April 2009, the FASB issued FSP SFAS No. 107-1 and Accounting Principals Board (“APB”) No. 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP SFAS No. 107-1 and APB No. 28-1”). This FSP amends FASB Statement No. 107, Disclosure about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require disclosures in summarized financial information at interim reporting periods. FSP SFAS No. 107-1 and APB No. 28-1 is effective for interim reporting periods ending after June 15, 2009 and will be adopted by us in the third quarter of fiscal year 2009. We do not expect the adoption of FSP SFAS No. 107-1 and APB No. 28-1 will have a material effect on our consolidated results of operations and financial condition.

In April 2009, the FASB issued FSP SFAS No. 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (“FSP SFAS No. 141(R)-1”). FSP SFAS No. 141(R)-1 addresses application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. FSP SFAS No. 141(R)-1 is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 and will be adopted by us in the first quarter of fiscal year 2010. We are evaluating the impact the adoption of FSP SFAS No. 141(R)-1 will have on our consolidated results of operations and financial condition, which will be largely dependent on the size and nature of any business combinations completed after the adoption of this statement.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141(R)”). SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS No. 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008, and will be adopted by us in the first quarter of fiscal year 2010. We are currently evaluating the potential impact, if any, of the adoption of SFAS No. 141(R) on our consolidated results of operations and financial condition.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS No. 160”). SFAS No. 160 amends Accounting Research Bulletin No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary. SFAS No. 160 also establishes accounting and reporting standards for the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS No. 160 also establishes disclosure requirements that identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008, and will be adopted by us in the first quarter of fiscal year 2010. We are currently evaluating the potential impact, if any, of the adoption of SFAS No. 160 on our consolidated results of operations and financial condition.

In April 2008, the FASB issued FSP SFAS No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP SFAS No. 142-3”). FSP SFAS No. 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under SFAS No. 142, Goodwill and Other Intangible Assets. This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. FSP SFAS No. 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. We are currently evaluating the potential impact, if any, of the adoption of FSP SFAS No. 142-3 on our consolidated results of operations and financial condition.

In November 2008, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 08-7, Accounting for Defensive Intangible Assets (“EITF No. 08-7”). EITF No. 08-7 applies to defensive intangible assets, which are acquired intangible assets that the acquirer does not intend to actively use but intends to hold to prevent its competitors from obtaining access to

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

them. As these assets are separately identifiable, EITF No. 08-7 requires an acquiring entity to account for defensive intangible assets as a separate unit of accounting. Defensive intangible assets must be recognized at fair value in accordance with SFAS No. 141(R) and SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). EITF No. 08-7 is effective for defensive intangible assets acquired in fiscal years beginning on or after December 15, 2008 and will be adopted by us in the first quarter of fiscal year 2010. We are currently evaluating the potential impact, if any, of the adoption of EITF No. 08-7 on our consolidated results of operations and financial condition.

In June 2008, the FASB issued FSP EITF No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF No. 03-6-1”). FSP EITF No. 03-6-1 clarifies that share-based payment awards that entitle their holders to receive nonforfeitable dividends or dividend equivalents before vesting should be considered participating securities. FSP EITF No. 03-6-1 is effective for fiscal years beginning after December 15, 2008 on a retrospective basis and will be adopted by us in the first quarter of fiscal year 2010. We do not expect the adoption of FSP EITF No. 03-6-1 will have a material effect on our earnings per share.

On December 1, 2008, we adopted FSP SFAS No. 157-2, Effective Date of FASB Statement No. 157 (“FSP SFAS No. 157-2”), which delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis to fiscal years beginning after November 15, 2008. The adoption of FSP SFAS No. 157-2 has not had a material impact on our consolidated results of operations and financial condition.

On December 1, 2008, we adopted SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS No. 161”). SFAS No. 161 applies to all derivative instruments and related hedged items accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”). The adoption of SFAS No. 161 has not had a material impact on our consolidated results of operations and financial condition. See Note 5 to our Condensed Consolidated Financial Statements for further detail.

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

The results of Insightful’s operations have been included in our Condensed Consolidated Financial Statements since the acquisition date. The following unaudited pro forma adjusted summary reflects our condensed results of operations for the six months ended May 31, 2008, assuming Insightful had been acquired at the beginning of the fiscal year 2008 (in thousands, except per share data):

Pro forma adjusted total revenue	$306,885

Pro forma adjusted net income	$7,041

Pro forma adjusted net income per share:
Basic	$0.04

Diluted	$0.04

The unaudited pro forma adjusted summary is not intended to be indicative of future results.

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

4. INVESTMENTS

Marketable securities, which are classified as available-for-sale, are summarized below as of May 31, 2009 and November 30, 2008 (in thousands):

					Classified on Balance Sheet
	Purchased/ Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value	Cash and Cash Equivalents	Short-term Investments
As of May 31, 2009:
Corporate debt securities	$1,308	$15	$—	$1,323	$—	$1,323
Asset-backed securities	211	1	—	212	—	212
Mortgage-backed securities	578	—	(5)	573	—	573
Money market funds	170,718	—	—	170,718	170,718	—

	$172,815	$16	$(5)	$172,826	$170,718	$2,108

As of November 30, 2008:
U.S. government debt securities	$3,022	$12	$—	$3,034	$—	$3,034
Corporate debt securities	5,795	30	(1)	5,824	—	5,824
Asset-backed securities	2,483	3	(8)	2,478	—	2,478
Mortgage-backed securities	1,747	2	(12)	1,737	—	1,737
Money market funds	129,551	—	—	129,551	129,551	—

	$142,598	$47	$(21)	$142,624	$129,551	$13,073

Fixed income securities included in short-term investments above are summarized by their contractual maturities as follows (in thousands):

	May 31, 2009	November 30, 2008
Contractual maturities:
Less than one year	$1,803	$12,564
One to three years	305	509

	$2,108	$13,073

The maturities of asset-backed and mortgage-backed securities are primarily based upon assumed payment forecasts utilizing interest rate scenarios and mortgage loan characteristics.

The following table summarizes the net realized gains (losses) on short-term investments for the periods presented (in thousands):

	Three Months Ended May 31,		Six Months Ended May 31,
	2009	2008	2009	2008
Realized gains	$46	$550	$83	$1,225
Realized losses	(129)	(550)	(352)	(947)

Net realized gains (losses)	$(83)	$—	$(269)	$278

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

We periodically assess whether significant facts and circumstances have arisen to indicate an adverse effect on the fair value of the underlying investment that might indicate material deterioration in the creditworthiness of our issuers. During our quarter-end assessments, we determined the decline in value of investments associated with mortgage-backed securities to be other-than-temporary. Accordingly, we recorded an impairment of approximately $0.1 and $0.4 million for the three and six months ended May 31, 2009, respectively. We included this impairment in Other Income (Expense) in our Condensed Consolidated Statements of Operations. Depending on market conditions, we may record additional impairments on our investment portfolio in the future.

The following table summarizes the fair value and gross unrealized losses related to available-for-sale securities, aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position, as of May 31, 2009 (in thousands):

	Less than 12 months		More than 12 months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Mortgage-backed securities	$—	$—	$269	$(5)	$269	$(5)

The unrealized losses on our investments were primarily due to changes in interest rates and market and credit conditions of the underlying securities. As of May 31, 2009, we do not consider these investments to be other-than-temporarily impaired because we have the ability and intent to hold these investments until a recovery of fair value, which may be at maturity.

We have an investment in a venture capital fund which invests in privately-held companies. This investment is carried at cost basis and is included in Other Assets on our Balance Sheets. If we believe that an other-than-temporary decline exists, we would record the related write-down as a loss on investments in our Consolidated Statements of Operations. The carrying value of our minority equity investments was $0.8 million as of May 31, 2009 and November 30, 2008.

5. FAIR VALUE MEASUREMENTS AND DERIVATIVE INSTRUMENTS

Fair Value Measurements

SFAS No. 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, SFAS No. 157 establishes a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs other than the quoted prices in active markets that are observable either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data, which require us to develop our own assumptions. This hierarchy requires us to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. On a recurring basis, we measure certain financial assets and liabilities at fair value, including our cash equivalents, marketable securities and foreign currency contracts.

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

Fair value hierarchy of our cash equivalents, marketable securities and foreign currency contracts at fair value (in thousands):

		Fair Value Measurements at Reporting Date Using
Description	May 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Assets:
Money market fund	$170,718	$170,718	$—
Corporate debt securities	1,323	—	1,323
Asset-backed securities	212	—	212
Mortgage-backed securities	573	—	573
Liabilities:
Foreign currency forward contracts	$733	$—	$733

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

Foreign currency forward contracts are generally placed once a month for one month when exposure information is available. We had seven outstanding forward contracts with a total notional value of $59.0 million as of May 31, 2009, which are summarized as follows (in thousands):

	Notional Value Local Currency	Notional Value USD	Fair Value Gain (Loss) USD
EURO	27,500	$38,839	$(526)
Australian dollar	4,400	3,510	(71)
British pound	6,300	10,178	(64)
Singapore dollar	1,700	1,176	(6)
South African rand	19,000	2,355	(26)
Swiss franc	2,200	2,058	(31)
New Taiwan dollar	29,000	889	(9)

		$59,005	$(733)

	Derivatives not Designated as Hedging Instruments under SFAS No. 133
	May 31, 2009	November 30, 2008
Foreign currency forward contracts, fair value included in:
Other Current Assets	$—	$694
Accrued Liabilities	733	6

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

		Amount of Gain or (Loss) Recognized In Income on Derivative
Derivatives not Designated as Hedging Instruments under SFAS No. 133	Location	Three Months Ended May 31,		Six Months Ended May 31,
		2009	2008	2009	2008
Foreign Currency Contracts	Other income/(exp.)	$(8,453)	$(1,578)	$(8,383)	$(2,915)

Currently, we do not have master netting agreements with our counterparties for our forward contracts. We mitigate the credit risk of these derivatives by transacting with highly rated counterparties. As of May 31, 2009, we have evaluated the credit and non-performance risks associated with our derivative counterparties, and we believe that the impact of the credit risk associated with our outstanding derivatives was insignificant.

6. GOODWILL AND ACQUIRED INTANGIBLE ASSETS

The change in the carrying value of goodwill for the six months ended May 31, 2009 is as follows (in thousands):

Balance as of November 30, 2008	$343,942
Subsequent goodwill adjustment	(164)
Foreign currency translation	12,922

Balance as of May 31, 2009	$356,700

Certain of our intangible assets were recorded in foreign currencies, and therefore, the gross carrying amount and accumulated amortization are subject to foreign currency translation adjustments. The carrying values of our amortized acquired intangible assets as of May 31, 2009 and November 30, 2008, are as follows (in thousands):

	As of May 31, 2009			As of November 30, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technologies	$86,758	$(62,142)	$24,616	$83,853	$(52,885)	$30,968
Customer base	39,223	(25,818)	13,405	37,461	(21,967)	15,494
Patents/core technologies	19,462	(11,590)	7,872	18,460	(9,424)	9,036
Trademarks	6,221	(5,309)	912	5,981	(4,666)	1,315
Non-compete agreements	1,480	(1,480)	—	1,480	(1,280)	200
OEM customer royalty agreements	1,000	(1,000)	—	1,000	(1,000)	—
Maintenance agreements	39,610	(17,818)	21,792	37,611	(14,187)	23,424

	$193,754	$(125,157)	$68,597	$185,846	$(105,409)	$80,437

Amortization of developed technologies is recorded in cost of revenue, while the amortization of other acquired intangible assets is included in operating expenses. The following summarizes the amortization expense of acquired intangible assets for the periods indicated (in thousands):

	Three Months Ended May 31,		Six Months Ended May 31,
	2009	2008	2009	2008
Amortization of acquired intangible assets:
In cost of revenue	$3,572	$3,982	$7,135	$7,799
In operating expense	3,736	4,235	7,452	8,375

Total	$7,308	$8,217	$14,587	$16,174

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

7. ACCRUED EXCESS FACILITIES COSTS

The following is a summary of activities in accrued excess facilities costs for the six months ended May 31, 2009 (in thousands):

	Accrued Excess Facilities Costs
	Headquarter Facilities	Acquisition Integration	Subtotal	Accrued Severance	Total
As of November 30, 2008	$10,629	$123	$10,752	$1,414	$12,166
Cash utilized	(2,654)	(75)	(2,729)	(512)	(3,241)

As of May 31, 2009	$7,975	$48	$8,023	$902	$8,925

The remaining accrued excess facilities costs represent the estimated loss on abandoned excess facilities, net of estimated sublease income, which is expected to be paid over the next two years. As of May 31, 2009, $3.4 million of the $8.9 million accrued excess facilities costs were classified as long-term liabilities.

8. LONG-TERM DEBT AND LINE OF CREDIT

Mortgage Note Payable

In connection with the purchase of our corporate headquarters in June 2003, we recorded a $54.0 million mortgage note payable to a financial institution collateralized by the commercial real property acquired. The balance of the mortgage note payable was $43.6 million and $44.6 million as of May 31, 2009 and November 30, 2008, respectively.

The mortgage note payable carries a fixed annual interest rate of 5.50% and a 20-year amortization. The $34.4 million principal balance that will be remaining at the end of the ten-year term will be due as a final lump sum payment on July 1, 2013. Under the current applicable terms of the mortgage note agreements, we are prohibited from acquiring another company without prior consent from the lender unless we maintain at least $50.0 million of cash or cash equivalents and comply with other non-financial covenants as set forth in the mortgage note agreements. As of May 31, 2009, we were in compliance with all covenants in the mortgage note agreements.

Line of Credit

We have a $20.0 million revolving line of credit that matures on June 17, 2010. The revolving line of credit is available for cash borrowings and for the issuance of letters of credit up to $20.0 million. As of May 31, 2009, no borrowings were outstanding under the facility and a $13.0 million irrevocable letter of credit was outstanding, leaving $7.0 million of available credit for additional letters of credit or cash borrowings. The $13.0 million irrevocable letter of credit outstanding was issued in connection with the mortgage note payable. The letter of credit automatically renews for successive one-year periods, until the mortgage note payable has been satisfied in full. The line of credit requires that we maintain a minimum of $40.0 million in unrestricted cash, cash equivalents and short-term investments, net of total current and long-term indebtedness, as well as comply with other non-financial covenants set forth in the agreement. As of May 31, 2009, we were in compliance with all covenants in the revolving line of credit.

9. COMMITMENTS AND CONTINGENCIES

Letters of Credit and Bank Guarantees

In connection with the $54.0 million mortgage note payable described in Note 8 above, we entered into an irrevocable letter of credit in the amount of $13.0 million. The letter of credit is collateralized by the line of credit and automatically renews for successive one-year periods until the mortgage note payable has been satisfied in full.

In connection with a facility lease, we have an irrevocable letter of credit in the amount of $4.5 million. The letter of credit automatically renews annually for the duration of the lease term, which expires in December 2010. We are subject to certain financial covenants as set forth in the letter of credit agreement. As of May 31, 2009, we were in compliance with all covenants in this letter of credit.

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

As of May 31, 2009, in connection with bank guarantees issued by some of our international subsidiaries, we had $6.3 million of restricted cash, which is included in Other Assets on our Condensed Consolidated Balance Sheets.

Prepaid Land Lease

In June 2003, we entered into a 51-year lease of the land upon which our corporate headquarters is located. The lease was paid in advance for a total of $28.0 million, but is subject to adjustments every 10 years based upon changes in market value. Should it become necessary, we have the option to prepay any rent increases due as a result of a change in market value. We amortize this prepaid land lease using the straight-line method over the life of the lease; the portion to be amortized over the next 12 months is included in Prepaid Expenses and Other Current Assets, and the remainder is included in Other Assets on our Condensed Consolidated Balance Sheets.

Operating Commitments

At various locations worldwide, we lease office space and equipment under non-cancelable operating leases with various expiration dates through April 2015. Rental expense was $2.3 and $2.8 million for the three month periods ended May 31, 2009 and 2008, respectively, and $4.6 and $5.3 million for the six month periods ended May 31, 2009 and 2008, respectively.

As of May 31, 2009, contractual commitments associated with indebtedness, lease obligations and restructuring were as follows (in thousands):

	Total	Remainder of 2009	2010	2011	2012	2013	Thereafter
Operating commitments:
Debt principal	$43,555	$1,030	$2,148	$2,269	$2,397	$35,711	$—
Debt interest	8,954	1,186	2,285	2,164	2,036	1,283	—
Operating leases	28,617	4,952	8,106	5,981	3,916	2,963	2,699

Total operating commitments	81,126	7,168	12,539	10,414	8,349	39,957	2,699

Restructuring-related commitments:
Gross lease obligations	11,614	3,184	7,729	653	10	10	28
Estimated sublease income	(4,699)	(1,424)	(3,036)	(239)	—	—	—

Net restructuring-related commitment	6,915	1,760	4,693	414	10	10	28

Total commitments	$88,041	$8,928	$17,232	$10,828	$8,359	$39,967	$2,727

Future minimum lease payments under restructured non-cancelable operating leases are included in Accrued Excess Facilities Costs in our Condensed Consolidated Balance Sheets.

The above commitment table does not include approximately $13.4 million of long-term income tax liabilities recorded in accordance with Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FIN 48”) due to the fact that we are unable to reasonably estimate the timing of these potential future payments.

Indemnification

Our software license agreements typically provide for indemnification of customers for intellectual property infringement claims. To date, no such claims have been filed against us. We also warrant to customers that software products operate substantially in accordance with the software product’s specifications. Historically, we have incurred minimal costs related to product warranties, and, as such, no accruals for warranty costs have been made. In addition, we indemnify our officers and directors under the terms of indemnity agreements entered into with them, as well as pursuant to our certificate of incorporation, bylaws and applicable Delaware law. To date, we have incurred costs for the payment of legal fees in connection with the legal proceedings detailed in Note 10 to our Condensed Consolidated Financial Statements.

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

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

The parties have reached a global settlement of the litigation. Under the settlement, which remains subject to final Court approval, the insurers would pay the full amount of settlement share allocated to us, and our financial liability would be limited to paying the remaining balance of the applicable retention under Talarian’s directors and officers liability insurance policy. We, as well as the officer and director defendants who were previously dismissed from the action pursuant to tolling agreements, would receive complete dismissals from the case. On June 9, 2009, the Court entered an order granting preliminary approval of the settlement. It is uncertain whether the settlement will receive final Court approval. If the settlement does not receive final Court approval, and litigation against us proceeds, we believe that we have meritorious defenses to the claims and intend to defend the action vigorously. All amounts that would be due under the settlement have been accrued.

Patent Suit

On March 30, 2009, Broadband Graphics, LLC (“Broadband Graphics”) filed a complaint for patent infringement against us in the United States District Court for the Western District of Washington. The complaint alleges that our Spotfire software and other unspecified products infringe one or more of the claims of U.S. Patent Nos. 7,013,432, 7,313,765 and 7,013,431, assigned to Broadband Graphics. The complaint, which has not yet been formally served on us, seeks among other things, injunctive relief and unspecified damages. If served with the complaint, we intend to defend the action vigorously. While we believe that we have valid defense to Broadband Graphics’ claims, litigation is inherently unpredictable and we cannot make any predictions as to the outcome of this litigation. It is possible that our business, financial position, or results of operations could be negatively affected by an unfavorable resolution of this action.

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

11. STOCK BENEFIT PLANS AND STOCK-BASED COMPENSATION

Stock Benefit Plans

2008 Equity Incentive Plan (the “2008 Plan”). As of May 31, 2009, there were 11.3 million shares available for grant and approximately 1.7 million shares underlying stock options outstanding under the 2008 Plan.

1996 Stock Option Plan (the “1996 Plan”). As of May 31, 2009, there were no shares available for grant and approximately 32.1 million underlying stock options outstanding under the 1996 Plan.

As of May 31, 2009, there were 4.2 million shares of restricted stock and 1.8 million shares underlying restricted stock units outstanding under the 2008 Plan and 1996 Plan, combined.

Insightful Corporation Amended and Restated 2001 Stock Option and Incentive Plan (the “Insightful Plan”). As of May 31, 2009, there were 0.7 million shares available for grant and approximately 0.3 million shares underlying stock options outstanding under the Insightful Plan.

1998 Director Option Plan (the “Director Plan”). As of May 31, 2009, there were no shares available for grant and approximately 1.2 million shares underlying stock options outstanding under the Director Plan.

2000 Extensibility Stock Option Plan (the “Extensibility Plan”). As of May 31, 2009, there were no shares available for grant and approximately 23,000 shares underlying stock options outstanding under the Extensibility Plan.

Talarian Stock Option Plans (the “Talarian Plans”). As of May 31, 2009, there were no shares available for grant and approximately 23,000 shares underlying stock options outstanding under the Talarian Plans.

2008 Employee Stock Purchase Plan (the “2008 ESPP”). We issued approximately 0.3 million shares under the 2008 ESPP, representing approximately $1.2 million in employee contributions for the six months ended May 31, 2009. As of May 31, 2009, approximately 9.7 million shares of our common stock were available for issuance under the 2008 ESPP.

2009 Deferred Compensation Plan (the “2009 DCP”). As of May 31, 2009, there were 1.0 million shares of our common stock available for issuance under the 2009 DCP.

Stock Options Activities

The summary of stock option activity for the six months ended May 31, 2009 is presented below (in thousands, except per share data):

Stock Options	Number of Shares Underlying Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at November 30, 2008	36,290	$8.34	4.51	$3,348

Granted	1,445	6.75
Exercised	(859)	2.76
Forfeited or expired	(1,572)	8.70

Outstanding at May 31, 2009	35,304	$8.40	4.21	$7,441

Vested and expected to vest at May 31, 2009	34,238	$8.43	4.16	$7,336

Exercisable at May 31, 2009	29,191	$8.55	3.89	$6,728

The intrinsic value of exercised stock options is calculated based on the difference between the exercise price and the quoted closing market price of our common stock as of the exercise date. The total intrinsic value of stock options exercised in the six months ended May 31, 2009 and 2008 was $2.5 million and $5.1 million, respectively. Upon the exercise of stock options, we issue common stock from our authorized shares. As of May 31, 2009, total unamortized stock-based compensation cost related to unvested stock options was $16.4 million, with the weighted-average recognition period of 2.64 years.

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The total realized tax benefits attributable to stock options exercised and vesting of stock awards were $5.6 million and $4.7 million for the six months ended May 31, 2009 and 2008, respectively.

Stock Awards Activities

Our nonvested stock awards are comprised of restricted stock and restricted stock units. A summary of the status of nonvested stock awards as of May 31, 2009, and activities during the six months ended May 31, 2009, is presented as follows (in thousands, except per share data):

Nonvested Stock Awards	Restricted Stock	Restricted Stock Units	Total Number of Shares Underlying Stock Awards	Weighted- Average Grant Date Fair Value
Nonvested at November 30, 2008	3,363	762	4,125	$7.99
Granted	1,751	1,301	3,052	6.31
Vested	(650)	(155)	(805)	7.80
Forfeited	(242)	(73)	(315)	8.18

Nonvested at May 31, 2009	4,222	1,835	6,057	7.16

We granted approximately 3.1 million shares of nonvested stock awards at no cost to recipients during the six months ended May 31, 2009. As of May 31, 2009, there was $30.6 million of total unrecognized compensation cost related to nonvested stock awards. That cost is expected to be recognized generally on a straight-line basis as the shares vest over three to four years (the weighted-average recognition period is 3.01 years). The total fair value of shares vested pursuant to stock awards during the six months ended May 31, 2009 is $6.3 million.

Stock-Based Compensation

Stock-based compensation cost for the three months ended May 31, 2009 and 2008 was $5.8 million and $5.2 million, respectively. Stock-based compensation cost for the six months ended May 31, 2009 and 2008 was $11.2 million and $10.4 million, respectively. The stock-based compensation cost consists primarily of employee stock options recognized under SFAS No. 123(R) (revised 2004), Share-Based Payment (“SFAS No. 123(R)”). The deferred tax benefit on stock-based compensation expenses for the three months ended May 31, 2009 and 2008 was $1.6 million and $1.3 million, respectively. The deferred tax benefit on stock-based compensation expenses for the six months ended May 31, 2009 and 2008 was $3.3 million and $2.5 million, respectively.

We recognized stock-based compensation costs associated with our employee stock purchase programs on a straight-line basis over each six-month offering period. Employee stock-based compensation associated with our employee stock purchase programs for the six months ended May 31, 2009 and 2008 was approximately $0.5 million and $0.8 million, respectively.

We began granting restricted stock and restricted stock units to employees in fiscal year 2006. Employee stock-based compensation cost related to grants of restricted stock and restricted stock units for the three months ended May 31, 2009 and 2008 was approximately $2.8 million and $1.9 million, respectively. Employee stock-based compensation cost related to grants of restricted stock and restricted stock units for the six months ended May 31, 2009 and 2008 was $5.3 million and $3.4 million, respectively.

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Assumptions for Estimating Fair Value of Stock-Based Awards

We selected the Black-Scholes option pricing model as the most appropriate model for determining the estimated fair value for stock-based awards. The following table summarizes the assumptions used to value stock options granted in the respective periods:

	Three Months Ended May 31,		Six Months Ended May 31,
	2009	2008	2009	2008
Stock Option Grants:
Expected term of stock options (years)	5.1	4.9	4.7 - 5.1	4.6 - 4.9
Risk-free interest rate	1.90%	2.90%	1.70 - 1.90%	2.90 - 3.00%
Expected volatility	54%	48%	54 - 56%	48%
Weighted-average grant date fair value (per share)	$3.34	$3.47	$3.27	$3.45
ESPP:
Expected term of ESPP (years)	N/A	N/A	0.5	0.5
Risk-free interest rate	N/A	N/A	0.40%	2.20%
Expected volatility	N/A	N/A	71%	54%
Weighted-average grant date fair value (per share)	N/A	N/A	$1.90	$2.39

12. COMPREHENSIVE INCOME (LOSS)

Our comprehensive income includes net income and other comprehensive income (loss), which consists of unrealized gains and losses on available-for-sale securities and cumulative translation adjustments. A summary of the comprehensive income for the periods indicated is as follows (in thousands):

	Three Months Ended May 31,		Six Months Ended May 31,
	2009	2008	2009	2008
Net income, as reported	$10,077	$3,493	$15,703	$9,007
Other comprehensive income (loss):
Unrealized gain (loss) on investments, net of tax	85	(934)	(16)	(184)
Foreign currency translation adjustment, net of tax	34,825	3,654	15,213	4,523

Comprehensive income	$44,987	$6,213	$30,900	$13,346

The balances of each component of accumulated other comprehensive income, net of taxes, as of May 31, 2009 and November 30, 2008, consist of the following (in thousands):

	Unrealized Gain (Loss) in Available-for-Sale Securities	Foreign Currency Translation	Accumulated Other Comprehensive Income (Loss)
Balance as of November 30, 2008	$26	$(44,451)	$(44,425)
Net change during six month period	(16)	15,213	15,197

Balance as of May 31, 2009	$10	$(29,238)	$(29,228)

13. MINORITY INTEREST

In the first quarter of fiscal year 2007, we established a joint venture in South Africa, TS Innovations Limited (“Innovations”), with a local South Africa corporation, to assist with our sales efforts as well as to provide consulting services and training to our customers in the Sub-Saharan Africa region. For the six months ended May 31, 2009, Innovations had total assets of $1.7 million and total revenues of $2.1 million. As of May 31, 2009, we owned a 74.9% interest in the joint venture. Because of our majority interest in Innovations, our Condensed Consolidated Financial Statements include the balance sheets, results of operations and cash flows of Innovations, net of intercompany charges. We therefore eliminated 25.1% of the financial results that pertain to the minority interest of Innovations; this eliminated amount was reported as a separate line in our Condensed Consolidated Statements of Operations and Balance Sheets.

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

14. PROVISION FOR INCOME TAXES

The effective tax rate of 32.1% for the three months ended May 31, 2009 differs from the statutory rate of 35% primarily due to the benefits resulting from the reorganization of certain foreign entities, lower foreign taxes and research and development credits which were partially offset by the impact of certain stock compensation charges under SFAS No. 123(R), state income taxes and the U.S. tax effects resulting from certain cash distributions from our foreign affiliates. The effective tax rate of 31.6% for the three months ended May 31, 2008 differs from the statutory rate of 35% primarily due to the benefits resulting from the reorganization of certain foreign entities, lower foreign taxes and research and development credits which were partially offset by the impact of certain stock compensation charges under SFAS No. 123(R) and state income taxes.

In February 2009, the California 2009-2010 budget legislation was signed into law. One of the major components of this legislation is the ability to elect to apply a single sales factor apportionment for years beginning after January 1, 2011. As a result of our anticipated election of the single sales factor, we are required under SFAS No. 109, Accounting for Income Taxes (“SFAS No. 109”) to re-measure our deferred taxes taking into account the reversal pattern and the expected California tax rate under the elective single sales factor. We have determined that by electing a single sales factor apportionment, our California deferred tax assets will decrease by approximately $1.1 million (net of federal benefit). The tax impact of $1.1 million has been recorded as a discrete item in the first quarter of fiscal year 2009.

On December 1, 2007, we adopted FIN 48. FIN 48 requires companies to determine whether it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit can be recorded in the financial statements. FIN 48 also provides guidance on de-recognition, classification, accounting in interim periods and disclosure requirements for tax contingencies. In addition, we have applied the standards in FSP No. FIN 48-1, Definition of Settlement in FASB Interpretation No. 48 (“FSP FIN 48-1”) as part of our initial adoption of FIN 48. FSP FIN 48-1 is an amendment to FIN 48. It clarifies how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits.

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

During the second quarter of fiscal 2009, the amount of gross unrecognized tax benefits was increased by approximately $0.3 million. The total amount of gross unrecognized tax benefits was $36.1 million as of May 31, 2009, of which $13.9 million would affect the effective tax rate if realized. We do not expect any significant changes to the amount of unrecognized tax benefit within the next twelve months.

Upon adoption of FIN 48, we have elected to include interest expense and penalties accrued on unrecognized tax benefits as a component of our income tax expense. This is consistent with our policy prior to the adoption of FIN 48. As of November 30, 2008, we had accrued $1.2 million for interest and penalties. There was no material change to this amount as of May 31, 2009.

We are subject to routine corporate income tax audits in the United States and foreign jurisdictions. The statute of limitations for our fiscal years 1998 through 2008 remains open for U.S. purposes. Most foreign jurisdictions have statutes of limitations that range from three to six years.

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

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

under the most recent tax laws and assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in our Condensed Consolidated Balance Sheets.

With the exception of our subsidiaries in the United Kingdom and Japan, net undistributed earnings of our foreign subsidiaries are generally considered to be indefinitely reinvested, and accordingly, no provision for U.S. income taxes has been provided thereon. Upon distribution of these earnings in the form of dividends or otherwise, we will be subject to U.S. income taxes to the extent that available net operating loss carryovers and foreign tax credits are not sufficient to eliminate the additional tax liability.

15. NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share for the periods indicated (in thousands, except per share data):

	Three Months Ended May 31,		Six Months Ended May 31,
	2009	2008	2009	2008
Net income	$10,077	$3,493	$15,073	$9,007

Weighted-average shares of common stock used to compute basic net income per share (excluding unvested restricted stock)	171,635	182,078	171,460	184,197
Effect of dilutive common stock equivalents:
Stock options to purchase common stock	951	3,438	858	3,466
Restricted common stock awards	548	474	296	365

Weighted-average shares of common stock used to compute diluted net income per share	173,134	185,990	172,614	188,028

Basic net income per share	$0.06	$0.02	$0.09	$0.05

Diluted net income per share	$0.06	$0.02	$0.09	$0.05

The following potential common stock equivalents are not included in the diluted net income per share calculation above because their effect was anti-dilutive for the periods indicated (in thousands):

	Three Months Ended May 31,		Six Months Ended May 31,
	2009	2008	2009	2008
Stock options to purchase common stock	30,112	21,662	31,708	21,844
Restricted common stock awards	1,191	529	2,304	266

Total anti-diluted common stock equivalents	31,303	22,191	34,012	22,110

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

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Our revenue by geographic region, Americas; Europe, the Middle East and Africa (“EMEA”); and Asia Pacific and Japan (“APJ”), based on the location at which each sale originates, is summarized as follows (in thousands):

	Three Months Ended May 31,		Six Months Ended May 31,
	2009	2008	2009	2008
Americas:
United States	$65,711	$65,958	$131,559	$140,612
Other Americas	9,280	4,295	13,559	6,561

Total Americas	74,991	70,253	145,118	147,173

EMEA:
United Kingdom	17,183	16,075	28,139	31,198
Other EMEA	38,987	47,512	80,090	87,894

Total EMEA	56,170	63,587	108,229	119,092

APJ	11,509	16,192	22,219	30,345

	$142,670	$150,032	$275,566	$296,610

No customer accounted for more than 10% of total revenue for the six months ended May 31, 2009 or 2008. No customer had a balance in excess of 10% of our net accounts receivable on May 31, 2009 or November 30, 2008.

Our property and equipment by major country are summarized as follows (in thousands):

	May 31, 2009	November 30, 2008
Property and equipment, net:
United States	$94,525	$97,576
United Kingdom	2,030	2,240
Other	3,029	3,715

	$99,584	$103,531

17. STOCK REPURCHASE PROGRAMS

In April 2008, our Board of Directors approved a stock repurchase program pursuant to which we may repurchase up to $300.0 million of our outstanding common stock. As of May 31, 2009, we had $181.5 million available for purchases under the April 2008 stock repurchase program.

All repurchased shares of common stock have been retired. The following table summarizes the activities under the stock repurchase programs for the periods indicated (in thousands, except per share data):

	Three Months Ended May 31,		Six Months Ended May 31,
	2009	2008	2009	2008
Cash used for repurchases	$14,791	$40,375	$14,791	$85,647

Shares repurchased	2,308	5,189	2,308	11,355

Average price per share	$6.41	$7.78	$6.41	$7.54

In connection with the repurchase activities during the six months ended May 31, 2009, we classified $4.6 million of the excess purchase price over the par value of our common stock to retained earnings and $10.2 million to additional paid-in capital.

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

Our revenue is generally derived from a diverse customer base. No single customer represented greater than 10% of total revenue for the first six months of fiscal year 2009. As of May 31, 2009, no single customer had a balance in excess of 10% of our net accounts receivable. We establish allowances for doubtful accounts based on our evaluation of collectability and an allowance for returns and discounts based on specifically identified credits and historical experience.

For the second quarter of fiscal year 2009, we recorded total revenue of $142.7 million, a decrease of 5% from the second quarter of fiscal year 2008. License revenue was $50.5 million, a decrease of 13% from the previous year. In addition, we generated cash flow from operations of $71.6 million. Earnings per share was $0.06 in the second quarter of fiscal year 2009 as compared to $0.02 for the second quarter of fiscal year 2008. We ended the quarter with $329.6 million in cash, cash equivalents and short-term investments.

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

We believe that the estimates, assumptions and judgments involved in revenue recognition, allowances for doubtful accounts, returns and discounts; stock-based compensation, valuation and impairment of investments, impairment of goodwill, intangible assets and long-lived assets, restructuring and integration costs, and accounting for income taxes have the greatest potential impact on our Condensed Consolidated Financial Statements, so we consider these to be our critical accounting policies. Historically, our estimates, assumptions and judgments relative to our critical accounting policies have not differed materially from actual results. The critical accounting estimates associated with these policies are described in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operation” of our 2008 Annual Report on Form 10-K for the fiscal year ended November 30, 2008.

Recent Accounting Pronouncements

Recent accounting pronouncements are detailed in Note 2 to our Condensed Consolidated Financial Statements.

Results of Operations

The second quarter of fiscal year 2009 ended on May 31, 2009. For purposes of presentation, we have indicated the second quarter of fiscal year 2008 as ended on May 31, 2008; whereas in fact, the second quarter of fiscal year 2008 actually ended on June 1, 2008. There were 91 days in the second quarter of each of fiscal years 2009 and 2008. All amounts presented in the tables in the following sections on our Results of Operations are stated in thousand of dollars, except for percentages and unless otherwise stated.

The following table sets forth the components of our Results of Operations as percentages of total revenue for the periods indicated:

	Three Months Ended May 31,		Six Months Ended May 31,
	2009	2008	2009	2008
Revenue:
License	35%	38%	35%	39%
Service and maintenance	65	62	65	61

Total revenue	100	100	100	100

Cost of revenue:
License	5	5	5	5
Service and maintenance	23	25	23	25

Total cost of revenue	28	30	28	30

Gross profit	72	70	72	70
Operating expenses:
Research and development	18	18	19	18
Sales and marketing	33	38	34	37
General and administrative	8	9	8	9
Amortization of acquired intangible assets	3	3	3	3

Total operating expenses	62	68	64	67

Income from operations	10	2	8	3
Interest income	1	1	1	2
Interest expense	(1)	—	—	—
Other income (expense), net	—	—	—	—

Income before provision for income taxes and minority interest	10	3	9	5
Provision for income taxes	3	1	3	2
Minority interest, net of tax	—	—	—	—

Net income	7%	2%	6%	3%

Using constant currency, earnings growth for the second quarter of fiscal year 2009 was not significantly impacted by currency movements.

Total Revenue

Our total revenue consisted primarily of license, consulting and maintenance fees from our customers and partners.

	Three Months Ended May 31,			Six Months Ended May 31,
	2009	2008	Change	2009	2008	Change
Total revenue	$142,670	$150,032	(5)%	$275,566	$296,610	(7)%

Total revenue in the second quarter of fiscal year 2009 decreased by $7.4 million or 5% compared to the same quarter last year; on a constant currency basis, total revenue growth was approximately 1%. The decrease was primarily comprised of a $7.2 million or a 13% decrease in license revenue, while service and maintenance revenue remained relatively constant. Total revenue in the first six months of fiscal year 2009 decreased by $21.0 million or 7% compared to the same period last year; on a constant currency basis, total revenue decreased by approximately 2%.

For the six months ended May 31, 2009, we experienced a reduction in total revenue in all geographic regions compared to the same period last year. See Note 16 to our Condensed Consolidated Financial Statements for total revenue by region. The percentages of total revenue from the geographic regions are summarized as follows:

	Three Months Ended May 31,		Six Months Ended May 31,
	2009	2008	2009	2008
Americas	53%	47%	53%	49%
EMEA	39	43	39	41
APJ	8	10	8	10

	100%	100%	100%	100%

License Revenue and Cost

	Three Months Ended May 31,			Six Months Ended May 31,
	2009	2008	Change	2009	2008	Change
License revenue	$50,457	$57,696	(13)%	$95,306	$115,449	(17)%
As percent of total revenue	35%	38%		35%	39%
Cost of license revenue	$7,493	$7,484	—%	$14,303	$14,764	(3)%
As percent of total revenue	5%	5%		5%	5%
As percent of license revenue	15%	13%		15%	13%

License revenue in the second quarter of fiscal year 2009 decreased by $7.2 million or 13% compared to the same quarter last year; on a constant currency basis, license revenue decreased by approximately 5%. License revenue in the first six months of fiscal year 2009 decreased by $20.1 million or 17% compared to the same period last year; on a constant currency basis, license revenue decreased by approximately 11%.

Our license revenue in the first six months of fiscal years 2009 and 2008 was derived from the following three product lines: service oriented architecture (“SOA”), business optimization and business process management (“BPM”). The percentages of license revenue from the three product lines are summarized as follows:

	Three Months Ended May 31,		Six Months Ended May 31,
	2009	2008	2009	2008
SOA	58%	51%	60%	56%
Business optimization	30	31	26	29
BPM	12	18	14	15

	100%	100%	100%	100%

Our license revenue in any particular period is dependent upon the timing and number of license transactions and their relative size. Selected data about our license revenue transactions recognized for the respective periods is summarized as follows:

	Three Months Ended May 31,		Six Months Ended May 31,
	2009	2008	2009	2008
Number of license deals of $1.0 million or more	11	7	22	21
Number of license deals over $0.1 million	88	91	154	178
Average size of license deals over $0.1 million (in millions)	$0.5	$0.6	$0.5	$0.6

Cost of license revenue mainly consisted of royalty costs and amortization of developed technology acquired through corporate acquisitions. Cost of license revenue was relatively constant in the second quarter of fiscal year 2009 compared to the same quarter last year. Amortization expenses associated with acquired technologies decreased by $0.4 million, which was offset by a $0.4 million increase in royalty costs.

Cost of license revenue in the first six months of fiscal year 2009 decreased by $0.5 million or 3% compared to the same period last year. The decrease in absolute dollars in cost of license revenue was primarily due to a $0.6 million decrease in amortization expenses associated with acquired technologies, which was partially offset by a $0.1 million increase in royalty costs.

Service and Maintenance Revenue and Cost

	Three Months Ended May 31,			Six Months Ended May 31,
	2009	2008	Change	2009	2008	Change
Service and maintenance revenue	$92,213	$92,336	—%	$180,260	$181,161	(1)%
As percent of total revenue	65%	62%		65%	61%
Cost of service and maintenance	$32,404	$38,088	(15)%	$63,649	$73,858	(14)%
As percent of total revenue	23%	25%		23%	25%
As percent of service and maintenance revenue	35%	41%		35%	41%

Service and maintenance revenue in the second quarter of fiscal year 2009 was unchanged compared to the same quarter last year; on a constant currency basis, service and maintenance revenue growth was approximately 6%. Service and maintenance revenue in the first six months of fiscal year 2009 decreased by $0.9 million or 1% compared to the same period last year; on a constant currency basis, service and maintenance revenue growth was approximately 4%.

Cost of service and maintenance consists primarily of compensation for professional services, customer support personnel and third-party contractors and associated expenses related to providing consulting services.

Cost of service and maintenance in the second quarter of fiscal year 2009 decreased by $5.7 million or 15% compared to the same quarter last year. The decrease in absolute dollars was primarily due to a $2.5 million decrease in employee-related expenses, a $1.2 million decrease in travel expenses, a $1.0 million decrease in subcontractor costs and a $0.7 million decrease in facilities expenses. The decrease in employee-related expenses was primarily due to a reduction in salaries.

Cost of service and maintenance in the first six months of fiscal year 2009 decreased by $10.2 million or 14% compared to the same period last year. The decrease in absolute dollars was primarily due to a $5.3 million decrease in employee-related expenses, a $1.9 million decrease in travel expenses, a $1.5 million decrease in subcontractor costs and a $1.3 million decrease in facilities expenses. The decrease in employee-related expenses was primarily due to a reduction in salaries.

Operating Expenses

Using constant currency, total operating expenses were favorably impacted by 7% and 6% due to currency movement for the three and six month periods ended May 31, 2009, respectively.

Research and Development Expenses

Research and development expenses consisted primarily of employee-related expenses, including salary, bonus, benefits, stock-based compensation expenses, recruiting expense and office support, third-party contractor fees and related costs associated with the development and enhancement of our products.

	Three Months Ended May 31,			Six Months Ended May 31,
	2009	2008	Change	2009	2008	Change
Research and development expenses	$26,260	$26,756	(2)%	$51,394	$52,210	(2)%
As percent of total revenue	18%	18%		19%	18%

Research and development expenses in the second quarter of fiscal year 2009 decreased by $0.5 million or 2% compared to the same quarter last year. The decrease was primarily due to a $0.6 million decrease in facilities expenses, a $0.3 million decrease in travel expenses and a $0.2 million decrease in contractor expenses. The decrease was partially offset by a $0.6 million increase in employee-related expenses.

Research and development expenses in the first six months of fiscal year 2009 decreased by $0.8 million or 2% compared to the same period last year. The decrease was primarily due to a $1.0 million decrease in facilities expenses and a $0.4 million decrease in travel expenses. The decrease was partially offset by a $0.5 million increase in employee-related expenses and a $0.1 million increase in contractor expenses.

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

	Three Months Ended May 31,			Six Months Ended May 31,
	2009	2008	Change	2009	2008	Change
Sales and marketing expenses	$47,445	$56,454	(16)%	$93,571	$110,842	(16)%
As percent of total revenue	33%	38%		34%	37%

Sales and marketing expenses in the second quarter of fiscal year 2009 decreased $9.0 million or 16% compared to the same quarter last year. The decrease was primarily due to a $4.8 million decrease in employee-related expenses, a $1.6 million decrease in travel expenses, a $1.6 million decrease in marketing programs, a $0.5 million decrease in facilities expenses and a $0.5 million decrease in referral fees. The decrease in employee-related expenses was primarily due to a reduction in salaries, benefits and commissions. The decrease in travel expenses and marketing programs was due to cost management efforts.

Sales and marketing expenses in the first six months of fiscal year 2009 decreased $17.3 million or 16% compared to the same period last year. The decrease was primarily due to a $10.2 million decrease in employee-related expenses, a $3.4 million decrease in travel expenses, a $2.9 million decrease in marketing programs, a $0.7 million decrease in facilities expenses and a $0.1 million decrease in referral fees. The decrease in employee-related expenses was primarily due to a reduction in salaries, benefits and commissions. The decrease in travel expenses and marketing programs was due to cost management efforts.

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

	Three Months Ended May 31,			Six Months Ended May 31,
	2009	2008	Change	2009	2008	Change
General and administrative expenses	$11,317	$12,991	(13)%	$21,945	$26,789	(18)%
As percent of total revenue	8%	9%		8%	9%

General and administrative expenses in the second quarter of fiscal year 2009 decreased $1.7 million or 13% compared to the same quarter last year. The decrease was primarily due to a $1.1 million decrease in consulting expenses, a $0.3 million decrease in employee-related expenses and a $0.3 million decrease in travel expenses. The decrease in consulting and employee-related expenses was primarily due to a reduction in contractor costs and salaries.

General and administrative expenses in the first six months of fiscal year 2009 decreased $4.8 million or 18% compared to the same period last year. The decrease was primarily due to a $2.0 million decrease in employee-related expenses, a $2.0 million decrease in consulting expenses and a $0.8 million decrease in travel expenses. The decrease in employee-related and consulting expenses was primarily due to a reduction in salaries and contractor costs.

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

	Three Months Ended May 31,			Six Months Ended May 31,
	2009	2008	Change	2009	2008	Change
Amortization of acquired intangible assets:
Cost of revenue	$3,572	$3,982		$7,135	$7,799
Operating expenses	3,736	4,235		7,452	8,375

Total amortization of acquired intangible assets	$7,308	$8,217	(11)%	$14,587	$16,174	(10)%

As percent of total revenue	5%	5%		5%	5%

Stock-Based Compensation

Stock-based compensation cost is included in our Condensed Consolidated Statements of Operations corresponding to the same functional lines as cash compensation paid to the same employees in the respective departments as follows:

	Three Months Ended May 31,			Six Months Ended May 31,
	2009	2008	Change	2009	2008	Change
Stock-based compensation:
Cost of license	$12	$9		$23	$17
Cost of service and maintenance	620	723		1,219	1,310

Total in cost of revenue	632	732		1,242	1,327

Research and development	1,531	1,256		2,654	2,275
Sales and marketing	1,706	1,677		3,412	3,407
General and administrative	1,949	1,546		3,872	3,352

Total in operating expenses	5,186	4,479		9,938	9,034

Total stock-based compensation	$5,818	$5,211	12%	$11,180	$10,361	8%

As percent of total revenue	4%	3%		4%	3%

We utilize the Black-Scholes option pricing model to value equity instruments. The Black-Scholes model was developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. As our employee stock options have certain characteristics that are significantly different from traded options, and as changes in the subjective assumptions can materially affect the estimated value, in management’s opinion, the existing valuation model may not provide an accurate measure of the fair value of our employee stock options. Although the fair value of employee stock options is determined in accordance with SFAS No. 123(R) and SEC Staff Accounting Bulletin No. 107 using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.

Interest Income

	Three Months Ended May 31,			Six Months Ended May 31,
	2009	2008	Change	2009	2008	Change
Interest income	$757	$2,244	(66)%	$1,834	$5,502	(67)%
As percent of total revenue	1%	1%		1%	2%

Interest income decreased in the second quarter and the first six months of fiscal year 2009 compared to the same periods last year. The decrease was primarily due to lower returns from our mix of investments.

Interest Expense

	Three Months Ended May 31,			Six Months Ended May 31,
	2009	2008	Change	2009	2008	Change
Interest expense	$793	$876	(9)%	$1,539	$1,718	(10)%
As percent of total revenue	1%	—%		—%	—%

Interest expense was primarily related to a $54.0 million mortgage note issued in connection with the purchase of our corporate headquarters. The mortgage note payable carries a 20-year amortization, and a fixed annual interest rate of 5.50% as a result of the amendment to the mortgage note payable in the second quarter of fiscal year 2007. The balance of the mortgage note as of May 31, 2009 was $43.6 million. The $34.4 million principal balance that will be remaining at the end of the 10-year term will be due as a final lump sum payment on July 1, 2013. See Note 8 to our Condensed Consolidated Financial Statements for further detail on the mortgage note payable.

Other Income (Expense), Net

Other income (expense) included realized gains and losses on investments, foreign exchange gain (loss) and other miscellaneous income and expense items.

	Three Months Ended May 31,			Six Months Ended May 31,
	2009	2008	Change	2009	2008	Change
Other income (expense), net:
Foreign exchange gain (loss)	$1,053	$(208)		$1,399	$(251)
Realized gain (loss) on short-term investments	(83)	—		(269)	278
Other income (expense), net	72	2		71	5

Total other income (expense), net	$1,042	$(206)	*	$1,201	$32	*

As percent of total revenue	—%	—%		—%	—%

*	Percentage change has been excluded as it is not meaningful for comparison purposes.

Other income (expense) in absolute dollars increased in the second quarter and the first six months of fiscal year 2009 compared to the same periods last year. The increase was primarily due to a foreign exchange gain of $1.1 million and $1.4 million for the second quarter and first six months of fiscal year 2009, respectively.

Provision for Income Taxes

	Three Months Ended May 31,			Six Months Ended May 31,
	2009	2008	Change	2009	2008	Change
Provision for income taxes	$4,828	$1,641	194%	$8,950	$4,474	100%
Effective tax rate	32%	32%		36%	33%

The effective tax rate of 32.1% for the three months ended May 31, 2009 differs from the statutory rate of 35% primarily due to the benefits resulting from the reorganization of certain foreign entities, lower foreign taxes and research and development credits which were partially offset by the impact of certain stock compensation charges under SFAS No. 123(R), state income taxes and the U.S. tax effects resulting from certain cash distributions from our foreign affiliates. The effective tax rate of 31.6% for the three months ended May 31, 2008 differs from the statutory rate of 35% primarily due to the benefits resulting from the reorganization of certain foreign entities, lower foreign taxes and research and development credits which were partially offset by the impact of certain stock compensation charges under SFAS No. 123(R) and state income taxes.

In February 2009, the California 2009-2010 budget legislation was signed into law. One of the major components of this legislation is the ability to elect to apply a single sales factor apportionment for years beginning after January 1, 2011. As a result of our anticipated election of the single sales factor, we are required under SFAS No. 109 to re-measure our deferred taxes taking into account the reversal pattern and the expected California tax rate under the elective single sales factor. We have determined that by electing a single sales factor apportionment, our California deferred tax assets will decrease by approximately $1.1 million (net of federal benefit). The tax impact of $1.1 million has been recorded as a discrete item in the first quarter of fiscal year 2009.

On December 1, 2007, we adopted FIN 48. FIN 48 requires companies to determine whether it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit can be recorded in the financial statements. FIN 48 also provides guidance on de-recognition, classification, accounting in interim periods and disclosure requirements for tax contingencies. In addition, we have applied the standards in FSP No. FIN 48-1, Definition of Settlement in FASB Interpretation No. 48 (“FSP FIN 48-1”) as part of our initial adoption of FIN 48. FSP FIN 48-1 is an amendment to FIN 48. It clarifies how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits.

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

During the second quarter of fiscal 2009, the amount of gross unrecognized tax benefits was increased by approximately $0.3 million. The total amount of gross unrecognized tax benefits was $36.1 million as of May 31, 2009, of which $13.9 million would affect the effective tax rate if realized. We do not expect any significant changes to the amount of unrecognized tax benefit within the next twelve months.

Upon adoption of FIN 48, we have elected to include interest expense and penalties accrued on unrecognized tax benefits as a component of our income tax expense. This is consistent with our policy prior to the adoption of FIN 48. As of November 30, 2008, we had accrued $1.2 million for interest and penalties. There was no material change to this amount as of May 31, 2009.

We are subject to routine corporate income tax audits in the United States and foreign jurisdictions. The statute of limitations for our fiscal years 1998 through 2008 remains open for U.S. purposes. Most foreign jurisdictions have statutes of limitations that range from three to six years.

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

Minority Interest, Net of Tax

Minority interest represents the portion of net income belonging to minority stockholders of our consolidated subsidiaries.

	Three Months Ended May 31,			Six Months Ended May 31,
	2009	2008	Change	2009	2008	Change
Minority interest, net of tax	$116	$52	123%	$95	$107	(11)%
As percent of total revenue	—%	—%		—%	—%

Minority interest is detailed in Note 13 to our Condensed Consolidated Financial Statements.

Liquidity and Capital Resources

Current Cash Flows

As of May 31, 2009, we had cash, cash equivalents and short-term investments totaling $329.6 million, representing an increase of $62.1 million from November 30, 2008. Our total cash and cash equivalents balance was $327.5 million as of May 31, 2009. As of May 31, 2009, our short-term available-for-sale investments totaled $2.1 million, primarily consisting of high investment grade corporate debt and asset-backed and mortgage-backed securities.

Net cash provided by operating activities in the six months ended May 31, 2009 was $71.6 million, resulting from net income of $15.7 million, $32.1 million in non-cash charges and $23.8 million net change in assets and liabilities. The non-cash charges included depreciation and amortization, stock-based compensation and tax benefits related to stock benefit plans, less deferred income tax and excess tax benefits from stock-based compensation recorded in financing activities. Net change in assets and liabilities included a decrease in accounts receivable due to significant cash collections in the first six months of fiscal year 2009, resulting from strong revenue in the fourth quarter of fiscal year 2008, a decrease in prepaid expenses and other assets and a decrease in accrued liabilities and excess facilities costs, which were partially offset by an increase in deferred revenue.

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

Net cash provided by investing activities was $3.9 million for the six months ended May 31, 2009, resulting primarily from $10.6 million in net sales, maturities and purchase of short-term investments activities, which was partially offset by $3.3 million in capital expenditures and $3.2 million in restricted cash pledged as security.

Net cash used in financing activities was $10.1 million for the six months ended May 31, 2009, resulting primarily from a $14.8 million repurchase of shares of our common stock in the open market and a $1.0 million payment of long-term debt, less $3.6 million in excess tax benefits from stock-based compensation in accordance with the requirements of SFAS No. 123(R) and $2.1 million in cash received from the exercise of stock options and the sale of our common stock under our ESPP.

In April 2008, our Board of Directors approved a stock repurchase program pursuant to which we may repurchase up to $300.0 million of our outstanding common stock from time to time in the open market or through privately negotiated transactions. In the second quarter of fiscal year 2009, we repurchased approximately 2.3 million shares of our outstanding common stock at an average price of $6.41 per share pursuant to the program. As of May 31, 2009, the remaining authorized amount under the April 2008 stock repurchase program was $181.5 million.

We currently anticipate that our operating expenses may grow in absolute dollars for the foreseeable future, and we intend to fund our operating expenses primarily through cash flows from operations. We believe that our current cash, cash equivalents and short-term investments together with expected cash flows from operations will be sufficient to meet our currently anticipated cash requirements. However, we may require or desire additional funds to support our operating expenses and capital requirements or for other purposes, such as acquisitions, and may seek to raise such additional funds through public or private equity or debt financing or from other sources.

Fair Value Inputs

We adopted SFAS No. 157 as of the beginning of fiscal year 2008; see Note 5 to our Condensed Consolidated Financial Statements. Fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. The use of fair value to measure investment instruments, with related unrealized and realized gains or losses on investment is a component to our consolidated results of operations.

We value our cash, cash equivalents, and investment instruments by using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. The types of instruments valued based on quoted market prices in active markets include most U.S. government and agency securities, sovereign government obligations, and money market securities. We do not adjust the quoted price for such instruments. The types of instruments valued based on quoted prices in markets that are not active broker or dealer quotations or alternative pricing sources with reasonable levels of price transparency include investment-grade corporate bonds; mortgage-backed and asset-backed products; and state, municipal and provincial obligations. The price for each security at the measurement date is derived from various sources. Periodically, management assesses the reasonableness of these sourced prices by comparing them to the prices provided by our portfolio managers to derive the fair value of these financial instruments. Historically, we have not experienced significant deviation between the sourced prices and our portfolio managers’ prices. Management assesses the inputs of the pricing in order to categorize the financial instruments into the appropriate hierarchy levels.

Commitments

In June 2003, we purchased our corporate headquarters with a $54.0 million mortgage note to lower our operating costs. The mortgage note payable carries a 20-year amortization and, as amended in the second quarter of fiscal year 2007, a fixed annual interest rate of 5.50%. The principal balance of $34.4 million that will be remaining at the end of the 10-year term will be due as a final lump sum payment on July 1, 2013. Under the applicable terms of the mortgage note agreements, we are prohibited from acquiring another company without prior consent from the lender unless we maintain at least $50.0 million of cash or cash equivalents and comply with other non-financial terms as defined in the agreements. We were in compliance with all covenants as of May 31, 2009.

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

We have a $20.0 million revolving line of credit that matures on June 17, 2010. The revolving line of credit is available for cash borrowings and for the issuance of letters of credit up to $20.0 million. As of May 31, 2009, no borrowings were outstanding under the facility and a $13.0 million irrevocable letter of credit was outstanding, leaving $7.0 million of available credit for additional letters of credit or cash borrowings. The $13.0 million irrevocable letter of credit outstanding was issued in connection with the mortgage note payable. The letter of credit automatically renews for successive one-year periods, until the mortgage note payable has been satisfied in full. The line of credit requires that we maintain a minimum of $40.0 million in unrestricted cash, cash equivalents and short-term investments, net of total current and long-term indebtedness, as well as comply with other non-financial covenants defined in the agreement. As of May 31, 2009, we were in compliance with all covenants under the revolving line of credit.

As of May 31, 2009, we had $6.3 million in restricted cash in connection with bank guarantees issued by some of our international subsidiaries. The cash collateral is presented as restricted cash and included in Other Assets in our Condensed Consolidated Balance Sheets.

As of May 31, 2009, our contractual commitments associated with indebtedness, lease obligations and restructuring were as follows (in thousands):

	Total	Remainder of 2009	2010	2011	2012	2013	Thereafter
Operating commitments:
Debt principal	$43,555	$1,030	$2,148	$2,269	$2,397	$35,711	$—
Debt interest	8,954	1,186	2,285	2,164	2,036	1,283	—
Operating leases	28,617	4,952	8,106	5,981	3,916	2,963	2,699

Total operating commitments	81,126	7,168	12,539	10,414	8,349	39,957	2,699

Restructuring-related commitments:
Gross lease obligations	11,614	3,184	7,729	653	10	10	28
Estimated sublease income	(4,699)	(1,424)	(3,036)	(239)	—	—	—

Net restructuring-related commitment	6,915	1,760	4,693	414	10	10	28

Total commitments	$88,041	$8,928	$17,232	$10,828	$8,359	$39,967	$2,727

Future minimum lease payments under restructured non-cancelable operating leases are included in Accrued Excess Facilities Costs in our Condensed Consolidated Balance Sheets.

The above commitment table does not include approximately $13.4 million of long-term income tax liabilities recorded in accordance with FIN 48 due to the fact that we are unable to reasonably estimate the timing of these potential future payments.

Indemnification

Our indemnification obligations are summarized in Note 9 to our Condensed Consolidated Financial Statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to the impact of foreign currency fluctuations, interest rate changes and uncertainties in the credit market.

Foreign Currency Risk

We conduct business in the Americas, EMEA and APJ. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or changes in economic conditions in foreign markets. Because a material portion of our sales are made in U.S. dollars, a strengthening of the dollar could make our products less competitive. We enter into forward contracts with financial institutions to manage our currency exposure related to net assets and liabilities denominated in foreign currencies. These forward contracts are generally settled monthly. We do not enter into derivative financial instruments for trading purposes. As of May 31, 2009, we had seven outstanding forward contracts with a total notional amount of $59.0 million that resulted in a net loss of $0.7 million.

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

Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates, or we may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates or other factors in the current unstable credit environment. As of May 31, 2009, we had an investment portfolio of fixed income securities totaling $2.1 million, excluding those classified as cash and cash equivalents. These securities are classified as available-for-sale and are recorded on the balance sheets at fair market value with unrealized gains or losses reported under Accumulated Other Comprehensive Income (Loss), a separate component of stockholders’ equity. Unrealized losses are charged against income when a decline in fair market value is determined to be other-than-temporary. The specific identification method is used to determine the cost of securities sold.

As of May 31, 2009, a hypothetical 100 basis point increase in interest rates would result in an approximate $0.1 million decrease in the fair value of our available-for-sale debt securities.

Credit Market Risk

As of May 31, 2009, we held asset-backed securities and mortgage-backed securities totaling $0.2 million and $0.6 million, respectively. These securities’ cash flows are funded by the principal and interest payments of underlying commercial, consumer or mortgage loans. Payments are typically made monthly over the lifetime of the underlying loans. The recent credit market instability may adversely impact our disposition of these securities at or near their quoted fair market value. We evaluate these investments at each balance sheet date. There is the risk that at future balance sheet dates we may record additional charges for a decline in the fair value that is considered other-than-temporary and a loss would be recognized in the income statement at that time.

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

Our legal proceedings are detailed in Note 10 to our Condensed Consolidated Financial Statements.

ITEM 1A.	RISK FACTORS

The following risk factors, as well as other factors of which we may be unaware or do not currently view as significant, could materially and adversely affect our future operating results and could cause actual events to differ materially from those predicted in the forward-looking statements we make about our business.

Economic and market conditions may continue to adversely affect our operating results.

The current global economic downturn has resulted in reduced demand for information technology, including enterprise software and services. The severity or length of time that the current economic conditions may persist is unknown. Information technology spending has historically declined as general economic and market conditions have worsened. During challenging and uncertain economic times and in tight credit markets, many customers delay or reduce technology purchases. Contract negotiations become more protracted or difficult if customers institute additional internal approvals for software purchases or require more negotiation of contract terms and conditions. These economic conditions could result in reductions in sales of our products, longer sales cycles, difficulties in collection of accounts receivable or delayed payments, slower adoption of new technologies and increased price competition. During the current economic slowdown, we have experienced, and may continue to experience, reduced demand for enterprise software which has resulted in a reduction in our license revenue and in the rate at which our customers renew their maintenance agreements and procure consulting services.

In addition, the current economic downturn has resulted in a tightening in the credit markets, a low level of liquidity in many financial markets, and extreme volatility in credit, equity, currency and fixed income markets. These macroeconomic developments have negatively affected, and may continue to negatively affect, our business, operating results or financial conditions in various manners, including reducing the ability of customers to obtain credit to finance purchases of our products; increasing the number of customer insolvencies; decreasing customer demand; and decreasing customer ability to pay trade obligations. Financial institution difficulties and/or failures may also make it more difficult or expensive to obtain financing for our operations, investing activities (including potential acquisitions) or financing activities.

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

In addition to receiving revenue and incurring expenses in U.S. dollars, we also receive revenue and incur expenses in approximately twenty foreign currencies. Our revenue, expenses and net income are impacted by foreign exchange rate fluctuations against the U.S. dollar.

We enter into foreign currency forward contracts, the majority of which mature within approximately one month, in an effort to manage our exposure from changes in value of certain foreign currency denominated net assets and liabilities. Our foreign currency forward contracts are intended to reduce, but do not eliminate, the impact of currency exchange rate movements. For example, we do not execute forward contracts in all currencies in which we conduct business. In addition, our hedging program may not reduce the impact of short-term or long-term volatility in foreign exchange rates. Accordingly, amounts denominated in such foreign currencies may fluctuate in value and produce significant earnings and cash flow volatility.

Any losses we incur as a result of our exposure to the credit risk of our customers and partners could harm our results of operations.

We monitor individual customer payment capability in granting credit arrangements, seek to limit credit to amounts we believe the customers can pay, and maintain reserves we believe are adequate to cover exposure for doubtful accounts. As we have grown our revenue and customer base, our exposure to credit risk has increased. Any material losses to date as a result of customer defaults could harm and have an adverse effect on our business, operating results and financial condition.

Our stock price may be volatile, which could cause investors to incur significant losses.

The stock market in general and the stock prices of technology companies in particular, have experienced volatility which has often been unrelated to the operating performance of any particular company or companies. In addition, uncertainty about current global economic conditions could also continue to increase the volatility of our stock price. During this fiscal quarter, our stock price has fluctuated between a high of $7.12 and a low of $4.38. If market or industry-based fluctuations continue, our stock price could decline in the future regardless of our actual operating performance and investors could incur significant losses.

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

The market for our products and services is extremely competitive and subject to rapid change. We compete with a variety of large and small providers of infrastructure software, SOA, business optimization and BPM, including companies such as IBM and Oracle. We believe that of these companies, IBM has the potential to offer the most complete competitive set of products relative to our offerings. In addition, companies such as IBM and Oracle offer products outside our segment and routinely bundle their broader set of products with their infrastructure software products. Further, some of our competitors are expanding their competitive product offerings and market position through acquisitions and internal research and development. We expect additional competition from other established and emerging companies. We also face competition for certain aspects of our product and service offerings from major systems integrators. Further, we may face increasing competition from open source software providers such as MuleSource that provide software and intellectual property, typically without charging license fees, or from other competitors offering products through alternative business models, such as software as a service. If customers choose such alternatives over our proprietary software, our revenues and earnings could be adversely affected.

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

Our success depends in part on our ability to continually enhance and broaden our product offerings in response to changing technologies, customer demands and competitive pressures. We expect to acquire complementary businesses, products or technologies in the future as part of our corporate strategy. In this regard, we have made strategic acquisitions, including the acquisition of Insightful Corporation in fiscal year 2008 and Spotfire Holdings, Inc. in fiscal year 2007. We do not know if we will be able to complete any future acquisitions or that we will be able to successfully integrate any acquired business, operate it profitably or retain its key employees. Integrating any newly acquired business, product or technology could be expensive and time-consuming, could disrupt our ongoing business and financial performance and could distract our management. Therefore, we may not be able, either immediately post-acquisition or ever, to replicate the pre-acquisition revenues achieved by companies that we acquire or achieve the benefits of the acquisition we anticipated in valuing the businesses, products or technologies we acquire. Furthermore, the costs of integrating acquired companies in international transactions can be particularly high, due to local laws and regulations. If we are unable to integrate any newly acquired entity, products or technology effectively, our business, financial condition and operating results would suffer. In addition, any amortization or impairment of acquired intangible assets, stock-based compensation or other charges resulting from the costs of acquisitions could harm our operating results.

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

Continued increases in service revenues may decrease overall margins.

We have historically and may continue in the future to realize an increasingly higher percentage of our revenue from services, which has a lower profit margin than license or maintenance revenue. As a result, if services revenue continues to increase as a percentage of total revenue, our overall profit margin may decrease, which could impact our stock price.

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

As a multinational corporation, we are subject to income taxes in the United States and various foreign jurisdictions. Significant judgment is required in determining our global provision for income taxes and other tax liabilities. In the ordinary course of a global business, there are many intercompany transactions and calculations where the ultimate tax determination is uncertain. Our income tax returns are routinely subject to audits by tax authorities. Although we regularly assess the likelihood of adverse outcomes resulting from these examinations to determine our tax estimates, a final determination of tax audits or tax disputes could have an adverse effect on our results of operations and financial condition.

We are also subject to non-income taxes, such as payroll, sales, use, value-added, net worth, property and goods and services taxes in the United States and various foreign jurisdictions. We are regularly under audit by tax authorities with respect to these non-income taxes and may have exposure to additional non-income tax liabilities which could have an adverse effect on our results of operations and financial condition.

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

Changes in existing accounting or taxation rules or practices, new accounting pronouncements or taxation rules, or varying interpretations of current accounting pronouncements or taxation practice could have a significant adverse effect on our results of operations or the manner in which we conduct our business. Further, such changes could potentially affect our reporting of transactions completed before such changes are effective. For example, on December 1, 2009, we will adopt SFAS No. 141(R), which requires acquisition-related costs to be expensed as incurred, restructuring costs generally to be expensed in periods subsequent to the acquisition date, in-process research and development to be capitalized as an intangible asset with an indefinite life, and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period, which will impact income tax expense. The impact that SFAS No. 141(R) will have on our consolidated financial position, results of operations and cash flows will be dependent on the number and size of business combinations that we consummate subsequent to the adoption of the standard, as well as the valuation and allocation of the net assets acquired.

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

Note 10 to our Condensed Consolidated Financial Statements describes the litigation pending against us and our directors and officers. The uncertainty associated with substantial unresolved lawsuits could harm our business, financial condition and reputation. The defense of the lawsuits could result in the diversion of our management’s time and attention away from business operations, which could harm our business. Negative developments with respect to the lawsuits could cause our stock price to decline. In addition, although we are unable to determine the amount, if any, that we may be required to pay in connection with the resolution of the lawsuits by settlement or otherwise, any such payment could seriously harm our financial condition and liquidity.

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

Issuer Purchases of Equity Securities

In April 2008, our Board of Directors approved a stock repurchase program pursuant to which we may repurchase up to $300.0 million of our outstanding common stock. The remaining authorized amount for stock repurchases under the April 2008 stock repurchase program was approximately $181.5 million as of the end of the second quarter of fiscal year 2009.

The following table provides information about the repurchase of our common stock during the second quarter of fiscal year 2009.

(In thousands, except per share amounts)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
March 2, 2009 – March 31, 2009	—	$—	—	$196,282
April 1, 2009 – April 30, 2009	—	$—	—	$196,282
May 1, 2009 – May 31, 2009	2,308	$6.41	2,308	$181,491

Total	2,308	$6.41	2,308	$181,491

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At our annual meeting of stockholders on April 8, 2009, the following two proposals were voted on and approved as follows:

PROPOSAL I (To elect five directors to serve until our next annual meeting of stockholders, or until their successors are duly elected and qualified.)

	Total Vote For Each Director	Total Vote Withheld From Each Director
Vivek Y. Ranadivé	155,351,948	2,591,370
Eric C. W. Dunn	155,915,937	2,027,381
Naren K. Gupta	148,968,412	8,974,906
Peter J. Job	155,900,638	2,042,680
Philip K. Wood	146,490,590	11,452,728

PROPOSAL II (To ratify the appointment of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the fiscal year ending November 30, 2009.)

For	Against	Abstain
152,090,978	5,675,615	176,725

ITEM 6.	EXHIBITS

3.1(1)	Certificate of Incorporation of Registrant.

3.2	Amended and Restated Bylaws of Registrant.

31.1	Rule 13a-14(a) / 15d-14(a) Certification by Chief Executive Officer.

31.2	Rule 13a-14(a) / 15d-14(a) Certification by Chief Financial Officer.

32.1	Section 1350 Certification by Chief Executive Officer.

32.2	Section 1350 Certification by Chief Financial Officer.

(1)	Incorporated by reference to an exhibit filed with the Registrant’s Registration Statement on Form 8-A, filed with the SEC on February 23, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TIBCO SOFTWARE INC.

By:	/s/ Sydney L. Carey
Sydney L. Carey
Executive Vice President, Chief Financial Officer
(Principal Financial Officer and duly authorized officer)

By:	/s/ Troy O. Mitchell
Troy O. Mitchell
Vice President, Corporate Controller
(Principal Accounting Officer and duly authorized officer)

Date: July 9, 2009

EXHIBIT INDEX

3.1(1)	Certificate of Incorporation of Registrant.

3.2	Amended and Restated Bylaws of Registrant.

31.1	Rule 13a-14(a) / 15d-14(a) Certification by Chief Executive Officer.

31.2	Rule 13a-14(a) / 15d-14(a) Certification by Chief Financial Officer.

32.1	Section 1350 Certification by Chief Executive Officer.

32.2	Section 1350 Certification by Chief Financial Officer.

(1)	Incorporated by reference to an exhibit filed with the Registrant’s Registration Statement on Form 8-A, filed with the SEC on February 23, 2004.