Form 10-Q
period 2009-08-30
TIBCO SOFTWARE INC
filed 2009-10-07
CIK 1085280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 30, 2009

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

The number of shares outstanding of the registrant’s Common Stock, $0.001 par value, as of October 2, 2009 was 169,535,744 shares.

TIBCO SOFTWARE INC.

TIBCO SOFTWARE INC.

PART I—FINANCIAL INFORMATION

ITEM  1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except par value per share)

	August 31, 2009	November 30, 2008
Assets
Current assets:
Cash and cash equivalents	$285,103	$254,400
Short-term investments	1,771	13,073
Accounts receivable, net of allowances of $4,435 and $4,369	100,099	133,191
Prepaid expenses and other current assets	46,758	49,994

Total current assets	433,731	450,658
Property and equipment, net	97,168	103,531
Goodwill	371,312	343,942
Acquired intangible assets, net	89,440	80,437
Long-term deferred income tax assets	79,293	70,135
Other assets	41,518	39,865

Total assets	$1,112,462	$1,088,568

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$12,924	$15,030
Accrued liabilities	81,703	90,980
Accrued excess facilities costs	5,804	6,572
Deferred revenue	141,836	140,221
Current portion of long-term debt	2,118	2,033

Total current liabilities	244,385	254,836

Accrued excess facilities costs, less current portion	2,461	5,594
Long-term deferred revenue	14,964	12,007
Long-term deferred income tax liabilities	13,208	15,329
Long-term income tax liabilities	14,412	12,439
Long-term debt, less current portion	40,925	42,525
Other long-term liabilities	4,046	3,837

Total liabilities	334,401	346,567

Commitments and contingencies (Note 9)

Minority interest	610	358

Stockholders’ equity:
Common stock, $0.001 par value; 1,200,000 shares authorized; 170,535 and 174,296 shares issued and outstanding	171	174
Additional paid-in capital	767,642	761,743
Accumulated other comprehensive loss	(18,916)	(44,425)
Retained earnings	28,554	24,151

Total stockholders’ equity	777,451	741,643

Total liabilities and stockholders’ equity	$1,112,462	$1,088,568

See accompanying Notes to Condensed Consolidated Financial Statements.

TIBCO SOFTWARE INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share data)

	Three Months Ended August 31,		Nine Months Ended August 31,
	2009	2008	2009	2008
Revenue:
License	$57,257	$67,542	$152,563	$182,991
Service and maintenance	92,995	94,795	273,255	275,956

Total revenue	150,252	162,337	425,818	458,947

Cost of revenue:
License	6,050	7,193	20,353	21,957
Service and maintenance	32,253	38,083	95,902	111,941

Total cost of revenue	38,303	45,276	116,255	133,898

Gross profit	111,949	117,061	309,563	325,049

Operating expenses:
Research and development	26,449	28,496	77,843	80,706
Sales and marketing	50,657	55,683	144,228	166,525
General and administrative	11,227	13,468	33,172	40,257
Amortization of acquired intangible assets	3,107	4,156	10,559	12,531

Total operating expenses	91,440	101,803	265,802	300,019

Income from operations	20,509	15,258	43,761	25,030
Interest income	219	1,925	2,053	7,427
Interest expense	(673)	(810)	(2,212)	(2,528)
Other income (expense), net	471	(319)	1,672	(287)

Income before provision for income taxes and minority interest	20,526	16,054	45,274	29,642
Provision for income taxes	5,629	4,917	14,579	9,391
Minority interest, net of tax	31	24	126	131

Net income	$14,866	$11,113	$30,569	$20,120

Net income per share:
Basic	$0.09	$0.06	$0.18	$0.11

Diluted	$0.09	$0.06	$0.18	$0.11

Shares used in computing net income per share:
Basic	168,036	179,094	170,318	182,496

Diluted	172,194	183,154	172,473	186,402

See accompanying Notes to Condensed Consolidated Financial Statements.

TIBCO SOFTWARE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended August 31,
	2009	2008
Operating activities:
Net income	$30,569	$20,120
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	11,175	11,957
Amortization of acquired intangible assets	20,567	24,319
Stock-based compensation	17,155	15,618
Deferred income tax	(7,662)	(20,484)
Tax benefits related to stock benefit plans	11,995	13,050
Excess tax benefits from stock-based compensation	(7,960)	(10,812)
Minority interest, net of tax	126	131
Other non-cash adjustments, net	1,125	583
Changes in assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	33,470	49,504
Prepaid expenses and other assets	3,553	12,277
Accounts payable	(2,976)	2,071
Accrued liabilities and excess facilities costs	(21,076)	(2,659)
Deferred revenue	(4,774)	(855)

Net cash provided by operating activities	85,287	114,820

Investing activities:
Purchases of short-term investments	—	(37,047)
Maturities and sales of short-term investments	10,966	121,896
Acquisition of businesses, net of cash acquired	(26,811)	—
Purchases of private equity investments	—	(29)
Proceeds from private equity investments	117	347
Purchases of property and equipment	(4,108)	(6,464)
Restricted cash pledged as security	(2,559)	53

Net cash provided by (used in) investing activities	(22,395)	78,756

Financing activities:
Proceeds from exercise of stock options	15,046	8,270
Proceeds from employee stock purchase program	2,393	3,555
Withholding taxes related to restricted stock net share settlement	(2,220)	(1,530)
Repurchases of common stock	(64,639)	(110,687)
Excess tax benefits from stock-based compensation	7,960	10,812
Principal payments on long-term debt	(1,515)	(1,434)

Net cash used in financing activities	(42,975)	(91,014)

Effect of foreign exchange rate changes on cash and cash equivalents	10,786	(2,645)

Net increase in cash and cash equivalents	30,703	99,917
Cash and cash equivalents at beginning of period	254,400	170,237

Cash and cash equivalents at end of period	$285,103	$270,154

Supplemental disclosures:
Income taxes paid	$13,305	$9,180

Interest paid	$1,810	$1,891

See accompanying Notes to Condensed Consolidated Financial Statements.

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared by TIBCO Software Inc. (“TIBCO,” the “Company,” “we” or “us”) in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in Consolidated Financial Statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) have been condensed or omitted in accordance with such rules and regulations. The condensed consolidated balance sheet data as of November 30, 2008 was derived from audited financial statements, but does not include all disclosures required by GAAP. In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to state fairly our financial position and our results of operations and cash flows. These Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and notes thereto included in our 2008 Annual Report on Form 10-K for the fiscal year ended November 30, 2008.

Our fiscal year ends on November 30th of each year. For purposes of presentation, we have indicated the third quarter of fiscal year 2009 as ended on August 31, 2009; whereas in fact, the third quarter of fiscal year 2009 actually ended on August 30, 2009. There were 91 days in the third quarter of both fiscal years 2009 and 2008.

The Condensed Consolidated Financial Statements include the accounts of us and our wholly-owned and majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. For majority owned subsidiaries, we reflect the minority interest of the portion we do not own on our Condensed Consolidated Balance Sheets between Total Liabilities and Stockholders’ Equity.

The results of operations for the three and nine months ended August 31, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending November 30, 2009, or any other future period, and we make no representations related thereto.

We evaluated all subsequent events that occurred after the balance sheet date and through the date and time our financial statements were issued on October 7, 2009.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Our significant accounting policies were described in Note 2 to our audited Consolidated Financial Statements included in our 2008 Annual Report on Form 10-K for the fiscal year ended November 30, 2008. These accounting policies have not significantly changed.

Recent Accounting Pronouncements

In August 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2009-05, Measuring Liabilities at Fair Value (“ASU 2009-05”). This update provides amendments to Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosure for the fair value measurement of liabilities. We will adopt ASU 2009-05 for all financial liabilities in the fourth quarter of fiscal year 2009. We do not expect the adoption of ASU 2009-05 to have a material effect on our consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162 (“SFAS No. 168”). SFAS No. 168 establishes the FASB ASC as the source of authoritative accounting principles recognized by the FASB. Following this statement, the FASB will issue new standards in the form of ASUs. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009 and therefore is effective for us in the third quarter of fiscal year 2009. The issuance of SFAS No. 168 will not change accounting principles generally accepted in the United States of America (“GAAP”) and therefore the adoption of SFAS No. 168 will only affect the specific references to GAAP literature in the notes to our consolidated financial statements.

In April 2009, the FASB issued FSP SFAS No. 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (“FSP SFAS No. 141(R)-1”). FSP SFAS No. 141(R)-1 addresses application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

and liabilities arising from contingencies in a business combination. FSP SFAS No.141(R)-1 is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 and will be adopted by us in the first quarter of fiscal year 2010. We are evaluating the impact the adoption of FSP SFAS No. 141(R)-1 will have on our consolidated results of operations and financial condition, which will be largely dependent on the size and nature of any business combinations completed after the adoption of this statement.

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

In April 2008, the FASB issued FSP SFAS No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP SFAS No. 142-3”). FSP SFAS No. 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under SFAS No. 142, Goodwill and Other Intangible Assets. This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. FSP SFAS No. 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. We will adopt FSP SFAS No. 142-3 in the first quarter of fiscal year 2010. We are currently evaluating the potential impact, if any, of the adoption of FSP SFAS No. 142-3 on our consolidated results of operations and financial condition.

In September 2009, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 08-1, Revenue Arrangements with Multiple Deliverables (“EITF No. 08-1”). EITF No. 08-1 superseded EITF No.00-21 and addresses criteria for separating the consideration in multiple-element arrangements. EITF No. 08-1 will require companies to allocate the overall consideration to each deliverable by using a best estimate of the selling price of individual deliverables in the arrangement in the absence of vendor-specific objective evidence or other third-party evidence of the selling price. EITF No. 08-1 will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 and early adoption will be permitted. We are currently evaluating the potential impact, if any, of the adoption of EITF No. 08-1 on our consolidated results of operations and financial condition.

In September 2009, the FASB also ratified EITF No. 09-3, Certain Revenue Arrangements That Include Software Elements (“EITF No. 09-3”). EITF No. 09-3 modifies the scope of Statement of Position No.97-2, Software Revenue Recognition, to exclude (a) non-software components of tangible products and (b) software components of tangible products that are sold, licensed, or leased with tangible products when the software components and non-software components of the tangible product function together to deliver the tangible product’s essential functionally. EITF No. 09-3 has an effective date that is consistent with EITF No. 08-1. We are currently evaluating the potential impact, if any, of the adoption of EITF No. 09-3 on our consolidated results of operations and financial condition.

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

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

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

Recently Adopted Accounting Pronouncements

During the first nine months of fiscal year 2009, we adopted the following accounting standards, none of which had a material effect on our consolidated financial statements during the period or at the end of the period:

•	SFAS No. 165, Subsequent Events;

•	SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133.;

•	SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115;

•	SFAS No. 157, Fair Value Measurements, for nonfinancial assets and liabilities;

•	FSP SFAS No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly;

•	FSP SFAS No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active;

•	FSP SFAS No. 157-2; Effective Date of FASB Statement No. 157;

•

FSP SFAS No. 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements that Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13;

•	FSP SFAS No. 115-2 and SFAS No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairments;

•	FSP SFAS No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments; and

•	EITF No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities.

3. BUSINESS COMBINATION

DataSynapse, Inc.

On August 21, 2009, pursuant to the Agreement and Plan of Merger (the “DataSynapse Merger Agreement”), we acquired DataSynapse, Inc., a Delaware corporation (“DataSynapse”) and a provider of enterprise grid and cloud computing software. We paid $27.7 million of cash to acquire the outstanding shares of capital stock of DataSynapse. In connection with the acquisition, we have also incurred transaction costs of approximately $0.8 million. The total purchase price of DataSynapse, including transaction costs, was $28.5 million.

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The acquisition was accounted for using the purchase method of accounting. A summary of the purchase price of the acquisition is as follows (in thousands):

Cash paid	$27,700
Direct transaction costs	837

Total purchase price	$28,537

The preliminary allocation of the purchase price for this acquisition, as of the date of the acquisition, is as follows (in thousands):

Cash acquired	$1,052
Current assets acquired	3,245
Deferred income tax assets	4,333
Identifiable intangible assets	24,150
Goodwill	7,779

Total assets acquired	40,559
Liabilities assumed	(11,731)
Deferred income tax liabilities	(139)
Long-term income tax liabilities	(152)

Total liabilities assumed	(12,022)

Net assets acquired	$28,537

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

	Gross Amount at Acquisition Date	Weighted Average Amortization Period
Existing technology	$12,800	6.0 years
Customer base	3,200	8.0 years
Patents/core technology	2,200	5.0 years
Trademarks	850	5.0 years
Maintenance agreements	5,100	7.0 years

	$24,150	6.4 years

The excess of the purchase price over the identified tangible and intangible assets was recorded as goodwill. We anticipate that none of the goodwill recorded in connection with the DataSynapse acquisition will be deductible for income tax purposes.

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

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Unaudited Pro Forma Summary

The results of DataSynapse and Insightful’s operations have been included in our Condensed Consolidated Financial Statements since the acquisition dates. The following unaudited pro forma adjusted summary reflects our condensed results of operations for the three and nine months ended August 31, 2009 and 2008 assuming DataSynapse and Insightful had been acquired at the beginning of the periods (in thousands, except per share data):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2009	2008	2009	2008
Pro forma adjusted total revenue	$155,566	$174,181	$443,844	$497,939

Pro forma adjusted net income	$14,083	$4,961	$27,029	$3,330

Pro forma adjusted net income per share:
Basic	$0.08	$0.03	$0.16	$0.02

Diluted	$0.08	$0.03	$0.16	$0.02

The unaudited pro forma adjusted summary is not intended to be indicative of future results.

4. INVESTMENTS

Marketable securities, which are classified as available-for-sale, are summarized below as of August 31, 2009 and November 30, 2008 (in thousands):

					Classified on Balance Sheet
	Purchased/ Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value	Cash and Cash Equivalents	Short-term Investments
As of August 31, 2009:
Corporate debt securities	$1,325	$2	$—	$1,327	$—	$1,327
Mortgage-backed securities	465	—	(21)	444	—	444
Money market funds	151,131	—	—	151,131	151,131	—

	$152,921	$2	$(21)	$152,902	$151,131	$1,771

As of November 30, 2008:
U.S. government debt securities	$3,022	$12	$—	$3,034	$—	$3,034
Corporate debt securities	5,795	30	(1)	5,824	—	5,824
Asset-backed securities	2,483	3	(8)	2,478	—	2,478
Mortgage-backed securities	1,747	2	(12)	1,737	—	1,737
Money market funds	129,551	—	—	129,551	129,551	—

	$142,598	$47	$(21)	$142,624	$129,551	$13,073

Fixed income securities included in short-term investments above are summarized by their contractual maturities as follows (in thousands):

	August 31, 2009	November 30, 2008
Contractual maturities:
Less than one year	$1,327	$12,564
One to three years	444	509

	$1,771	$13,073

The maturities of asset-backed and mortgage-backed securities are primarily based upon assumed payment forecasts utilizing interest rate scenarios and mortgage loan characteristics.

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The following table summarizes the net realized gains (losses) on short-term investments for the periods presented (in thousands):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2009	2008	2009	2008
Realized gains	$48	$98	$132	$1,323
Realized losses	(1)	(1)	(354)	(948)

Net realized gains (losses)	$47	$97	$(222)	$375

We periodically assess whether significant facts and circumstances have arisen to indicate an adverse effect on the fair value of the underlying investment that might indicate material deterioration in the creditworthiness and other non-credit loss factors of our issuers. During our quarter-end assessments, we determined the decline in value of investments associated with mortgage-backed securities not to be other-than-temporary. Accordingly, we recorded an impairment of approximately $0.4 million for the nine months ended August 31, 2009. We included this impairment in Other Income (Expense) in our Condensed Consolidated Statements of Operations. Based on our evaluation of previously recorded other-than-temporary impairments, no impairments were due to non-credit loss, and therefore, we are not required to make a cumulative effect adjustment under FSP SFAS No. 115-2. Depending on market conditions, we may record additional impairments on our investment portfolio in the future.

The following table summarizes the fair value and gross unrealized losses related to available-for-sale securities, aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position, as of August 31, 2009 (in thousands):

	Less than 12 months		More than 12 months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Mortgage-backed securities	$277	$(15)	$167	$(6)	$444	$(21)

The unrealized losses on our investments were primarily due to changes in interest rates and market and credit conditions of the underlying securities. As of August 31, 2009, we do not consider these investments to be other-than-temporarily impaired because we do not have the intent to sell our debt securities that have unrealized losses, nor is it more likely than not that we will be required to sell our investments before recovery of their amortized cost basis.

We have an investment in a venture capital fund which invests in privately-held companies. This investment is carried at cost basis and is included in Other Assets on our Balance Sheets. If we believe that an other-than-temporary decline exists, we would record the related write-down as a loss on investments in our Consolidated Statements of Operations. The carrying value of our minority equity investments was $0.8 million as of August 31, 2009 and November 30, 2008.

The fair value of the fund’s investments is dependent on the performance of the companies in which the fund is invested, as well as the volatility inherent in external markets for these companies. The determination of fair value is based on our assessment of the underlying portfolio held by the venture capital fund. In assessing potential impairment, we consider these factors as well as each of the companies’ cash position, earnings/revenue outlook, liquidity and management/ownership. We believe the estimated fair value of the investment is approximately $1.8 million as of August 31, 2009.

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

Fair value hierarchy of our cash equivalents, marketable securities and foreign currency contracts at fair value (in thousands):

		Fair Value Measurements at Reporting Date Using
Description	August 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Assets:
Money market fund	$151,131	$151,131	$—
Corporate debt securities	1,327	—	1,327
Mortgage-backed securities	444	—	444
Liabilities:
Foreign currency forward contracts	$682	$—	$682

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

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Foreign currency forward contracts are generally placed once a month for one month when exposure information is available. We had seven outstanding forward contracts with a total notional value of $73.2 million as of August 31, 2009, which are summarized as follows (in thousands):

	Notional Value Local Currency	Notional Value USD	Fair Value Gain (Loss) USD
EURO	30,800	$44,214	$(423)
Australian dollar	5,200	4,381	(95)
British pound	11,300	18,449	(101)
Japanese yen	87,000	930	(6)
South African rand	18,000	2,306	(28)
Swiss franc	2,100	1,989	(25)
New Taiwan dollar	29,000	883	(4)

		$73,152	$(682)

	Derivatives not Designated as Hedging Instruments under SFAS No. 133
	August 31, 2009	November 30, 2008
Foreign currency forward contracts, fair value included in:
Other Current Assets	$—	$694
Accrued Liabilities	682	6

Derivatives not Designated as Hedging Instruments under SFAS No. 133	Location	Amount of Gain or (Loss) Recognized In Income on Derivative
		Three Months Ended August 31,		Nine Months Ended August 31,
		2009	2008	2009	2008
Foreign Currency Contracts	Other income/(exp.)	$(1,426)	$2,801	$(9,809)	$(114)

Currently, we do not have master netting agreements with our counterparties for our forward contracts. We mitigate the credit risk of these derivatives by transacting with highly rated counterparties. As of August 31, 2009, we have evaluated the credit and non-performance risks associated with our derivative counterparties, and we believe that the impact of the credit risk associated with our outstanding derivatives was insignificant.

6. GOODWILL AND ACQUIRED INTANGIBLE ASSETS

The change in the carrying value of goodwill for the nine months ended August 31, 2009 is as follows (in thousands):

Balance as of November 30, 2008	$343,942
Goodwill recorded for the DataSynapse acquisition	7,779
Subsequent goodwill adjustment	(1,264)
Foreign currency translation	20,855

Balance as of August 31, 2009	$371,312

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Certain of our intangible assets were recorded in foreign currencies, and therefore, the gross carrying amount and accumulated amortization are subject to foreign currency translation adjustments. The carrying values of our amortized acquired intangible assets as of August 31, 2009 and November 30, 2008 are as follows (in thousands):

	As of August 31, 2009			As of November 30, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technologies	$102,313	$(66,643)	$35,670	$83,853	$(52,885)	$30,968
Customer base	43,699	(27,120)	16,579	37,461	(21,967)	15,494
Patents/core technologies	22,188	(12,734)	9,454	18,460	(9,424)	9,036
Trademarks	7,191	(5,463)	1,728	5,981	(4,666)	1,315
Non-compete agreements	1,480	(1,480)	—	1,480	(1,280)	200
OEM customer royalty agreements	1,000	(1,000)	—	1,000	(1,000)	—
Maintenance agreements	45,641	(19,632)	26,009	37,611	(14,187)	23,424

	$223,512	$(134,072)	$89,440	$185,846	$(105,409)	$80,437

Amortization of developed technologies is recorded in cost of revenue, while the amortization of other acquired intangible assets is included in operating expenses. The following summarizes the amortization expense of acquired intangible assets for the periods indicated (in thousands):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2009	2008	2009	2008
Amortization of acquired intangible assets:
In cost of revenue	$2,873	$3,989	$10,008	$11,788
In operating expense	3,107	4,156	10,559	12,531

Total	$5,980	$8,145	$20,567	$24,319

7. ACCRUED EXCESS FACILITIES COSTS

The following is a summary of activities in accrued excess facilities costs for the nine months ended August 31, 2009 (in thousands):

	Accrued Excess Facilities Costs
	Headquarter Facilities	Acquisition Integration	Subtotal	Accrued Severance	Total
As of November 30, 2008	$10,629	$123	$10,752	$1,414	$12,166
Acquisition integration costs	—	579	579	760	1,339
Restructuring adjustment	—	—	—	(721)	(721)
Cash utilized	(3,711)	(115)	(3,826)	(693)	(4,519)

As of August 31, 2009	$6,918	$587	$7,505	$760	$8,265

The remaining accrued excess facilities costs represent the estimated loss on abandoned excess facilities, net of estimated sublease income, which is expected to be paid over the next two years. As of August 31, 2009, $2.5 million of the $8.3 million accrued excess facilities costs were classified as long-term liabilities.

8. LONG-TERM DEBT AND LINE OF CREDIT

Mortgage Note Payable

In connection with the purchase of our corporate headquarters in June 2003, we recorded a $54.0 million mortgage note payable to a financial institution collateralized by the commercial real property acquired. The balance of the mortgage note payable was $43.0 million and $44.6 million as of August 31, 2009 and November 30, 2008, respectively.

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The mortgage note payable carries a fixed annual interest rate of 5.50% and a 20-year amortization. The $34.4 million principal balance that will be remaining at the end of the ten-year term will be due as a final lump sum payment on July 1, 2013. Under the current applicable terms of the mortgage note agreements, we are prohibited from acquiring another company without prior consent from the lender unless we maintain at least $50.0 million of cash or cash equivalents and comply with other non-financial covenants as set forth in the mortgage note agreements. As of August 31, 2009, we were in compliance with all covenants in the mortgage note agreements.

As of August 31, 2009, the mortgage carrying amount reported in our consolidated balance sheet was $43.0 million. The determination of the fair value of our mortgage in accordance with GAAP involved significant judgment. Given the current volatility in the credit market and the limited amount of current lending activities, it is difficult to find similar available instruments. However, based on various inquiries to lenders who considered our credit profile and the underlying value of the collateral, we determined a discount rate of 7.0% could be used to estimate the fair value of the mortgage. By using a discounted cash flow technique, we estimate the fair value of our mortgage at approximately $41.3 million. The estimated fair value is not indicative of any future realizable gain or loss or change in cash payment obligation associated with the mortgage. Currently, if we choose to refinance or settle our mortgage obligation we will be subject to significant additional cash commitments. We do not expect to settle the obligation before its maturity.

Line of Credit

We have a $20.0 million revolving line of credit that matures on June 17, 2010. The revolving line of credit is available for cash borrowings and for the issuance of letters of credit up to $20.0 million. As of August 31, 2009, no borrowings were outstanding under the facility and two irrevocable letters of credit with amounts of $13.0 million and approximately $1.0 million were outstanding, leaving approximately $6.0 million of available credit for additional letters of credit or cash borrowings. The $13.0 million irrevocable letter of credit outstanding was issued in connection with the mortgage note payable and it automatically renews for successive one-year periods, until the mortgage note payable has been satisfied in full. The approximately $1.0 million irrevocable letter of credit was issued in connection with a sales transaction denominated in foreign currency and will remain outstanding until July 2012. The line of credit requires that we maintain a minimum of $40.0 million in unrestricted cash, cash equivalents and short-term investments, net of total current and long-term indebtedness, as well as comply with other non-financial covenants set forth in the agreement. As of August 31, 2009, we were in compliance with all covenants in the revolving line of credit.

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

In connection with a facility lease, we have an irrevocable letter of credit in the amount of $4.5 million. The letter of credit automatically renews annually for the duration of the lease term, which expires in December 2010. We are subject to certain financial covenants as set forth in the letter of credit agreement. As of August 31, 2009, we were in compliance with all covenants in this letter of credit.

In connection with a sales transaction denominated in foreign currency, we entered into an irrevocable letter of credit in the amount of approximately $1.0 million which will remain outstanding until July 2012.

As of August 31, 2009, in connection with bank guarantees issued by some of our international subsidiaries, we had $5.6 million of restricted cash, which is included in Other Assets on our Condensed Consolidated Balance Sheets.

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

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Operating Commitments

At various locations worldwide, we lease office space and equipment under non-cancelable operating leases with various expiration dates through April 2015. Rental expense was $2.4 million and $2.7 million for the three month periods ended August 31, 2009 and 2008, respectively, and $7.0 million and $8.0 million for the nine month periods ended August 31, 2009 and 2008, respectively.

As of August 31, 2009, contractual commitments associated with indebtedness, lease obligations and restructuring were as follows (in thousands):

	Total	Remainder of 2009	2010	2011	2012	2013	Thereafter
Operating commitments:
Debt principal	$43,044	$519	$2,148	$2,269	$2,397	$35,711	$—
Debt interest	8,357	589	2,285	2,164	2,036	1,283	—
Operating leases	28,603	2,326	8,907	6,781	4,421	3,309	2,859

Total operating commitments	80,004	3,434	13,340	11,214	8,854	40,303	2,859

Restructuring-related commitments:
Gross lease obligations	10,147	1,382	7,951	741	34	10	29
Estimated sublease income	(3,665)	(589)	(2,837)	(239)	—	—	—

Net restructuring-related commitment	6,482	793	5,114	502	34	10	29

Total commitments	$86,486	$4,227	$18,454	$11,716	$8,888	$40,313	$2,888

Future minimum lease payments under restructured non-cancelable operating leases are included in Accrued Excess Facilities Costs in our Condensed Consolidated Balance Sheets.

The above commitment table does not include approximately $14.4 million of long-term income tax liabilities recorded in accordance with Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”) due to the fact that we are unable to reasonably estimate the timing of these potential future payments.

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

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

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

The parties have reached a global settlement of the litigation, including the actions against us and Talarian. On October 5, 2009, the Court entered an Opinion and Order granting final approval of the settlement. Under the settlement, the insurers will pay the full amount of settlement share allocated to us (our financial liability will be limited to paying the remaining balance of the applicable retention under Talarian’s directors and officers liability insurance policy). In addition, we, as well as the officer and director defendants who were previously dismissed from the action pursuant to tolling agreements, will receive complete dismissals from the case. All amounts that will be due under the settlement have been accrued.

Patent Suit

On March 30, 2009, Broadband Graphics, LLC (“Broadband Graphics”) filed a complaint for patent infringement against us in the United States District Court for the Western District of Washington. The complaint alleges that our Spotfire software and other unspecified products infringe one or more of the claims of U.S. Patent Nos. 7,013,432, 7,313,765 and 7,013,431, assigned to Broadband Graphics. On September 15, 2009, Broadband Graphics filed an amended complaint, adding U.S. Patent No. 7,539,947.

The amended complaint seeks, among other things, injunctive relief and unspecified damages. We filed an answer on October 2, 2009 denying the claims and filed a counterclaim seeking a declaratory judgment that the patents are invalid and not infringed. We intend to defend the action vigorously. While we believe that we have valid defenses to Broadband Graphics’ claims, litigation is inherently unpredictable and we cannot make any predictions as to the outcome of this litigation. It is possible that our business, financial position, or results of operations could be negatively affected by an unfavorable resolution of this action.

11. STOCK BENEFIT PLANS AND STOCK-BASED COMPENSATION

Stock Benefit Plans

2008 Equity Incentive Plan (the “2008 Plan”). As of August 31, 2009, there were 10.8 million shares available for grant and approximately 2.0 million shares underlying stock options outstanding under the 2008 Plan.

1996 Stock Option Plan (the “1996 Plan”). As of August 31, 2009, there were no shares available for grant and approximately 30.0 million underlying stock options outstanding under the 1996 Plan.

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

As of August 31, 2009, there were 4.2 million shares of restricted stock and 1.9 million shares underlying restricted stock units outstanding under the 2008 Plan and 1996 Plan, combined.

Insightful Corporation Amended and Restated 2001 Stock Option and Incentive Plan (the “Insightful Plan”). As of August 31, 2009, there were 0.9 million shares available for grant and approximately 0.1 million shares underlying stock options outstanding under the Insightful Plan.

1998 Director Option Plan (the “Director Plan”). As of August 31, 2009, there were no shares available for grant and approximately 1.2 million shares underlying stock options outstanding under the Director Plan.

2000 Extensibility Stock Option Plan (the “Extensibility Plan”). As of August 31, 2009, there were no shares available for grant and approximately 23,000 shares underlying stock options outstanding under the Extensibility Plan.

Talarian Stock Option Plans (the “Talarian Plans”). As of August 31, 2009, there were no shares available for grant and approximately 23,000 shares underlying stock options outstanding under the Talarian Plans.

2008 Employee Stock Purchase Plan (the “2008 ESPP”). We issued approximately 0.5 million shares under the 2008 ESPP, representing approximately $2.4 million in employee contributions for the nine months ended August 31, 2009. As of August 31, 2009, approximately 9.5 million shares of our common stock were available for issuance under the 2008 ESPP.

2009 Deferred Compensation Plan (the “2009 DCP”). As of August 31, 2009, there were approximately 1.0 million shares of our common stock available for issuance under the 2009 DCP.

Stock Options Activities

The summary of stock option activity for the nine months ended August 31, 2009 is presented below (in thousands, except per share and term data):

Stock Options	Number of Shares Underlying Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at November 30, 2008	36,290	$8.34	4.51	$3,348

Granted	1,861	7.06
Exercised	(2,738)	5.48
Forfeited or expired	(2,003)	8.86

Outstanding at August 31, 2009	33,410	$8.48	4.03	$45,968

Vested and expected to vest at August 31, 2009	32,433	$8.50	3.98	$44,629

Exercisable at August 31, 2009	27,644	$8.64	3.70	$38,507

The intrinsic value of exercised stock options is calculated based on the difference between the exercise price and the quoted closing market price of our common stock as of the exercise date. The total intrinsic value of stock options exercised in the nine months ended August 31, 2009 and 2008 was $6.6 million and $6.7 million, respectively. Upon the exercise of stock options, we issue common stock from our authorized shares. As of August 31, 2009, total unamortized stock-based compensation cost related to unvested stock options was $15.2 million, with the weighted-average recognition period of 2.52 years.

The total realized tax benefits attributable to stock options exercised and vesting of stock awards were $12.0 million and
$13.1 million for the nine months ended August 31, 2009 and 2008, respectively.

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Stock Awards Activities

Our nonvested stock awards are comprised of restricted stock and restricted stock units. A summary of the status of nonvested stock awards as of August 31, 2009, and activities during the nine months ended August 31, 2009, is presented as follows (in thousands, except per share data):

Nonvested Stock Awards	Restricted Stock	Restricted Stock Units	Total Number of Shares Underlying Stock Awards	Weighted- Average Grant Date Fair Value
Nonvested at November 30, 2008	3,363	762	4,125	$7.99
Granted	2,090	1,396	3,486	6.67
Vested	(910)	(189)	(1,099)	7.78
Forfeited	(385)	(84)	(469)	7.82

Nonvested at August 31, 2009	4,158	1,885	6,043	7.28

We granted approximately 3.5 million shares of nonvested stock awards at no cost to recipients during the nine months ended August 31, 2009. As of August 31, 2009, there was $32.2 million of total unrecognized compensation cost related to nonvested stock awards. That cost is expected to be recognized generally on a straight-line basis as the shares vest over three to four years (the weighted-average recognition period is 2.84 years). The total fair value of shares vested pursuant to stock awards during the nine months ended August 31, 2009 is $8.5 million.

Stock-Based Compensation

Stock-based compensation cost for the three months ended August 31, 2009 and 2008 was $6.0 million and $5.3 million, respectively. Stock-based compensation cost for the nine months ended August 31, 2009 and 2008 was $17.2 million and $15.6 million, respectively. The stock-based compensation cost consists primarily of employee stock options recognized under SFAS No. 123(R) (revised 2004), Share-Based Payment (“SFAS No. 123(R)”). The deferred tax benefit on stock-based compensation expenses for the three months ended August 31, 2009 and 2008 was $1.8 million and $1.5 million, respectively. The deferred tax benefit on stock-based compensation expenses for the nine months ended August 31, 2009 and 2008 was $5.0 million and $4.0 million, respectively.

We recognized stock-based compensation costs associated with our employee stock purchase programs on a straight-line basis over each six-month offering period. Employee stock-based compensation associated with our employee stock purchase programs for the nine months ended August 31, 2009 and 2008 was approximately $0.7 million and $1.0 million, respectively.

We began granting restricted stock and restricted stock units to employees in fiscal year 2006. Employee stock-based compensation cost related to grants of restricted stock and restricted stock units for the three months ended August 31, 2009 and 2008 was approximately $3.5 million and $2.5 million, respectively. Employee stock-based compensation cost related to grants of restricted stock and restricted stock units for the nine months ended August 31, 2009 and 2008 was $8.8 million and $5.9 million, respectively.

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Assumptions for Estimating Fair Value of Stock-Based Awards

We selected the Black-Scholes option pricing model as the most appropriate model for determining the estimated fair value for stock-based awards. The following table summarizes the assumptions used to value stock options granted in the respective periods:

	Three Months Ended August 31,		Nine Months Ended August 31,
	2009	2008	2009	2008
Stock Option Grants:
Expected term of stock options (years)	4.7	4.6	4.7 - 5.1	4.6 - 4.9
Risk-free interest rate	2.6%	3.4%	1.7 - 2.6%	2.9 - 3.4%
Expected volatility	51%	45%	51 - 56%	45 - 48%
Weighted-average grant date fair value (per share)	$3.70	$3.27	$3.36	$3.44
ESPP:
Expected term of ESPP (years)	0.5	0.5	0.5	0.5
Risk-free interest rate	0.3%	1.9%	0.3 - 0.4%	1.9 - 2.2%
Expected volatility	51%	42%	51 - 71%	42 - 54%
Weighted-average grant date fair value (per share)	$2.41	$2.23	$2.12	$2.34

12. COMPREHENSIVE INCOME (LOSS)

Our comprehensive income includes net income and other comprehensive income (loss), which consists of unrealized gains and losses on available-for-sale securities and cumulative translation adjustments. A summary of the comprehensive income for the periods indicated is as follows (in thousands):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2009	2008	2009	2008
Net income, as reported	$14,866	$11,113	$30,569	$20,120
Other comprehensive income (loss):
Unrealized loss on investments, net of tax	(29)	(215)	(45)	(398)
Foreign currency translation adjustment, net of tax	10,341	(23,958)	25,554	(19,435)

Comprehensive income (loss)	$25,178	$(13,060)	$56,078	$287

The balances of each component of accumulated other comprehensive income, net of taxes, as of August 31, 2009 and November 30, 2008, consist of the following (in thousands):

	Unrealized Gain (Loss) in Available-for-Sale Securities	Foreign Currency Translation	Accumulated Other Comprehensive Income (Loss)
Balance as of November 30, 2008	$26	$(44,451)	$(44,425)
Net change during nine month period	(45)	25,554	25,509

Balance as of August 31, 2009	$(19)	$(18,897)	$(18,916)

13. MINORITY INTEREST

In the first quarter of fiscal year 2007, we established a joint venture in South Africa, TS Innovations Limited (“Innovations”), with a local South Africa corporation, to assist with our sales efforts as well as to provide consulting services and training to our customers in the Sub-Saharan Africa region. For the nine months ended August 31, 2009, Innovations had total assets of $1.9 million and total revenues of $4.0 million. As of August 31, 2009, we owned a 74.9% interest in the joint venture. Because of our majority interest in Innovations, our Condensed Consolidated Financial Statements include the balance sheets, results of operations and cash flows of Innovations, net of intercompany charges. We therefore eliminated 25.1% of the financial results that pertain to the minority interest of Innovations; this eliminated amount was reported as a separate line in our Condensed Consolidated Statements of Operations and Balance Sheets.

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

14. PROVISION FOR INCOME TAXES

The effective tax rate of 27.4% for the three months ended August 31, 2009 differs from the statutory rate of 35% primarily due to the benefits resulting from the reorganization of certain foreign entities, lower foreign taxes and research and development credits which were partially offset by the impact of certain stock compensation charges under SFAS No. 123(R) and state income taxes. The effective tax rate of 30.6% for the three months ended August 31, 2008 differs from the statutory rate of 35% primarily due to the benefits resulting from the reorganization of certain foreign entities, lower foreign taxes and research and development credits which were partially offset by the impact of certain stock compensation charges under SFAS No. 123(R) and state income taxes.

In February 2009, the California 2009-2010 budget legislation was signed into law. One of the major components of this legislation is the ability to elect to apply a single sales factor apportionment for years beginning after January 1, 2011. As a result of our anticipated election of the single sales factor, we are required under SFAS No. 109, Accounting for Income Taxes (“SFAS No. 109”), to re-measure our deferred taxes taking into account the reversal pattern and the expected California tax rate under the elective single sales factor. We have determined that by electing a single sales factor apportionment, our California deferred tax assets will decrease by approximately $1.1 million (net of federal benefit). The tax impact of $1.1 million has been recorded as a discrete item in the first quarter of fiscal year 2009.

In connection with the acquisition of DataSynapse, we have recorded current deferred tax assets of $0.1 million, current deferred tax liabilities of $0.1 million and long term deferred tax assets of $4.2 million with a corresponding adjustment to goodwill. These deferred taxes were primarily related to the acquired tangible and intangible assets, deferred revenue, accounts receivable, accrued expenses and certain tax attributes of DataSynapse.

On December 1, 2007, we adopted FIN 48. FIN 48 requires companies to determine whether it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit can be recorded in the financial statements. FIN 48 also provides guidance on de-recognition, classification, accounting in interim periods and disclosure requirements for tax contingencies. In addition, we have applied the standards in FSP No. FIN 48-1, Definition of Settlement in FASB Interpretation No. 48 (“FSP FIN 48-1”), as part of our initial adoption of FIN 48. FSP FIN 48-1 is an amendment to FIN 48. It clarifies how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits.

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

During the third quarter of fiscal year 2009, the amount of gross unrecognized tax benefits was increased by approximately $0.7 million. The total amount of gross unrecognized tax benefits was $36.8 million as of August 31, 2009, of which $14.4 million would affect the effective tax rate if realized. We do not expect any significant changes to the amount of unrecognized tax benefit within the next twelve months.

Upon adoption of FIN 48, we have elected to include interest expense and penalties accrued on unrecognized tax benefits as a component of our income tax expense. This is consistent with our policy prior to the adoption of FIN 48. As of November 30, 2008, we had accrued $1.2 million for interest and penalties. There was no material change to this amount as of August 31, 2009.

We are subject to routine corporate income tax audits in the United States and foreign jurisdictions. The statute of limitations for our fiscal years 1994 through 2008 remains open for U.S. purposes. Most foreign jurisdictions have statutes of limitations that range from three to six years.

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

15. NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share for the periods indicated (in thousands, except per share data):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2009	2008	2009	2008
Net income	$14,866	$11,113	$30,569	$20,120

Weighted-average shares of common stock used to compute basic net income per share (excluding unvested restricted stock)	168,036	179,094	170,318	182,496
Effect of dilutive common stock equivalents:
Stock options to purchase common stock	3,108	3,582	1,608	3,504
Restricted common stock awards	1,050	478	547	402

Weighted-average shares of common stock used to compute diluted net income per share	172,194	183,154	172,473	186,402

Basic net income per share	$0.09	$0.06	$0.18	$0.11

Diluted net income per share	$0.09	$0.06	$0.18	$0.11

The following potential common stock equivalents are not included in the diluted net income per share calculation above because their effect was anti-dilutive for the periods indicated (in thousands):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2009	2008	2009	2008
Stock options to purchase common stock	19,776	21,656	27,731	21,781
Restricted common stock awards	589	931	1,732	488

Total anti-diluted common stock equivalents	20,365	22,587	29,463	22,269

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

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Our revenue by geographic region, Americas; Europe, the Middle East and Africa (“EMEA”); and Asia Pacific and Japan (“APJ”), based on the location at which each sale originates, is summarized as follows (in thousands):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2009	2008	2009	2008
Americas:
United States	$70,591	$81,538	$202,150	$222,150
Other Americas	11,611	6,730	25,170	13,291

Total Americas	82,202	88,268	227,320	235,441

EMEA:
United Kingdom	13,555	13,607	41,694	44,805
Other EMEA	43,249	44,367	123,339	132,261

Total EMEA	56,804	57,974	165,033	177,066

APJ	11,246	16,095	33,465	46,440

	$150,252	$162,337	$425,818	$458,947

No customer accounted for more than 10% of total revenue for the nine months ended August 31, 2009 or 2008. No customer had a balance in excess of 10% of our net accounts receivable on August 31, 2009 or November 30, 2008.

Our property and equipment by major country are summarized as follows (in thousands):

	August 31, 2009	November 30, 2008
Property and equipment, net:
United States	$92,300	$97,576
United Kingdom	2,248	2,240
Other	2,620	3,715

	$97,168	$103,531

17. STOCK REPURCHASE PROGRAMS

In April 2008, our Board of Directors approved a stock repurchase program pursuant to which we may repurchase up to $300.0 million of our outstanding common stock. As of August 31, 2009, we had $131.6 million available for purchases under the April 2008 stock repurchase program.

All repurchased shares of common stock have been retired. The following table summarizes the activities under the stock repurchase programs for the periods indicated (in thousands, except per share data):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2009	2008	2009	2008
Cash used for repurchases	$49,847	$25,041	$64,639	$110,687

Shares repurchased	6,293	3,015	8,601	14,370

Average price per share	$7.92	$8.31	$7.52	$7.70

In connection with the repurchase activities during the nine months ended August 31, 2009, we classified $26.2 million of the excess purchase price over the par value of our common stock to retained earnings and $38.4 million to additional paid-in capital.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements relate to expectations concerning future events or matters that are not historical facts. Words such as “projects,” “believes,” “anticipates,” “plans,” “expects,” “intends,” “strategy,” “continue,” “will,” “estimate,” “forecast,” and similar words and expressions are intended to identify forward-looking statements, although these words are not the only means of identifying these statements. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, these expectations or any of the forward-looking statements could prove to be incorrect, and actual results could differ materially from those projected or assumed in the forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to risks and uncertainties, including, but not limited to, the factors set forth in Part II, Item 1A. “Risk Factors.” This discussion should be read in conjunction with our Consolidated Financial Statements and accompanying notes and with our Annual Report on Form 10-K for the year ended November 30, 2008 and with our quarterly Condensed Consolidated Financial Statements and notes thereto which appear elsewhere in this Quarterly Report on Form 10-Q . All forward-looking statements and reasons why results may differ included in this Quarterly Report on Form 10-Q are made as of the date hereof, and we assume no obligation to update any such forward-looking statements or reasons why actual results may differ.

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

Our revenue is generally derived from a diverse customer base. No single customer represented greater than 10% of total revenue for the first nine months of fiscal year 2009. As of August 31, 2009, no single customer had a balance in excess of 10% of our net accounts receivable. We establish allowances for doubtful accounts based on our evaluation of collectability and an allowance for returns and discounts based on specifically identified credits and historical experience.

For the third quarter of fiscal year 2009, we recorded total revenue of $150.3 million, a decrease of 7% from the third quarter of fiscal year 2008. License revenue was $57.3 million, a decrease of 15% from the previous year. Service and maintenance revenue was $93.0 million, a decrease of 2% from the previous year. In addition, we generated cash flow from operations of $13.7 million in the third quarter of fiscal year 2009. Earnings per share was $0.09 in the third quarter of fiscal year 2009 as compared to $0.06 for the third quarter of fiscal year 2008. We ended the quarter with $286.9 million in cash, cash equivalents and short-term investments.

On August 21, 2009, pursuant to the Agreement and Plan of Merger (the “DataSynapse Merger Agreement”), we acquired DataSynapse, Inc., a Delaware corporation (“DataSynapse”) and a provider of enterprise grid and cloud computing software. We paid $27.7 million of cash to acquire the outstanding shares of capital stock of DataSynapse. In connection with the acquisition, we have also incurred transaction costs of approximately $0.8 million. The total purchase price of DataSynapse, including transaction costs, was $28.5 million.

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

Results of Operations

For purposes of presentation, we have indicated the third quarter of fiscal year 2009 as ended on August 31, 2009; whereas in fact, the third quarter of fiscal year 2009 actually ended on August 30, 2009. There were 91 days in the third quarter of each of fiscal years 2009 and 2008. All amounts presented in the tables in the following sections on our Results of Operations are stated in thousands of dollars, except for percentages and unless otherwise stated.

The following table sets forth the components of our Results of Operations as percentages of total revenue for the periods indicated:

	Three Months Ended August 31,		Nine Months Ended August 31,
	2009	2008	2009	2008
Revenue:
License	38%	42%	36%	40%
Service and maintenance	62	58	64	60

Total revenue	100	100	100	100

Cost of revenue:
License	4	4	5	5
Service and maintenance	21	24	22	24

Total cost of revenue	25	28	27	29

Gross profit	75	72	73	71
Operating expenses:
Research and development	18	18	18	18
Sales and marketing	34	34	34	36
General and administrative	7	8	8	9
Amortization of acquired intangible assets	2	3	2	3

Total operating expenses	61	63	62	66

Income from operations	14	9	11	5
Interest income	—	1	—	2
Interest expense	—	—	(1)	(1)
Other income (expense), net	—	—	—	—

Income before provision for income taxes and minority interest	14	10	10	6
Provision for income taxes	4	3	3	2
Minority interest, net of tax	—	—	—	—

Net income	10%	7%	7%	4%

Total Revenue

Our total revenue consisted primarily of license, service and maintenance fees from our customers and partners.

	Three Months Ended August 31,			Nine Months Ended August 31,
	2009	2008	Change	2009	2008	Change
Total revenue	$150,252	$162,337	(7)%	$425,818	$458,947	(7)%

Total revenue in the third quarter of fiscal year 2009 decreased by $12.1 million or 7% compared to the same quarter last year; on a constant currency basis, total revenue decreased by approximately 4%. The decrease was primarily comprised of a $10.3 million or a 15% decrease in license revenue and a $1.8 million or a 2% decrease in service and maintenance revenue. Total revenue in the first nine months of fiscal year 2009 decreased by $33.1 million or 7% compared to the same period last year; on a constant currency basis, total revenue decreased by approximately 2%.

For the three and nine months ended August 31, 2009, we experienced a reduction in total revenue in all geographic regions compared to the same periods last year. See Note 16 to our Condensed Consolidated Financial Statements for total revenue by region. The percentages of total revenue from the geographic regions are summarized as follows:

	Three Months Ended August 31,		Nine Months Ended August 31,
	2009	2008	2009	2008
Americas	55%	54%	53%	51%
EMEA	38	36	39	39
APJ	7	10	8	10

	100%	100%	100%	100%

License Revenue and Cost

	Three Months Ended August 31,			Nine Months Ended August 31,
	2009	2008	Change	2009	2008	Change
License revenue	$57,257	$67,542	(15)%	$152,563	$182,991	(17)%
As percent of total revenue	38%	42%		36%	40%
Cost of license revenue	$6,050	$7,193	(16)%	$20,353	$21,957	(7)%
As percent of total revenue	4%	4%		5%	5%
As percent of license revenue	11%	11%		13%	12%

License revenue in the third quarter of fiscal year 2009 decreased by $10.3 million or 15% compared to the same quarter last year; on a constant currency basis, license revenue decreased by approximately 11%. License revenue in the first nine months of fiscal year 2009 decreased by $30.4 million or 17% compared to the same period last year; on a constant currency basis, license revenue decreased by approximately 11%.

Our license revenue in the third quarter and first nine months of fiscal years 2009 and 2008 was derived from the following three product lines: service oriented architecture (“SOA”), business optimization and business process management (“BPM”). The percentages of license revenue from the three product lines are summarized as follows:

	Three Months Ended August 31,		Nine Months Ended August 31,
	2009	2008	2009	2008
SOA	69%	53%	63%	56%
Business optimization	22	35	25	29
BPM	9	12	12	15

	100%	100%	100%	100%

Our license revenue in any particular period is dependent upon the timing and number of license transactions and their relative size. Selected data about our license revenue transactions recognized for the respective periods is summarized as follows:

	Three Months Ended August 31,		Nine Months Ended August 31,
	2009	2008	2009	2008
Number of license deals of $1.0 million or more	17	14	39	35
Number of license deals over $0.1 million	85	101	239	279
Average size of license deals over $0.1 million (in millions)	$0.6	$0.6	$0.6	$0.6

Cost of license revenue mainly consisted of amortization of developed technology acquired through corporate acquisitions and royalty costs. Cost of license revenue in the third quarter of fiscal year 2009 decreased by $1.1 million or 16% compared to the same quarter last year. The decrease was primarily due to a $1.1 million decrease in amortization expenses associated with acquired technologies, while royalty costs remained consistent compared to the same period last year.

Cost of license revenue in the first nine months of fiscal year 2009 decreased by $1.6 million or 7% compared to the same period last year. The decrease in absolute dollars in cost of license revenue was primarily due to a $1.7 million decrease in amortization expenses associated with acquired technologies, which was partially offset by a $0.1 million increase in royalty costs.

Service and Maintenance Revenue and Cost

	Three Months Ended August 31,			Nine Months Ended August 31,
	2009	2008	Change	2009	2008	Change
Service and maintenance revenue	$92,995	$94,795	(2)%	$273,255	$275,956	(1)%
As percent of total revenue	62%	58%		64%	60%
Cost of service and maintenance	$32,253	$38,083	(15)%	$95,902	$111,941	(14)%
As percent of total revenue	21%	24%		22%	24%
As percent of service and maintenance revenue	35%	40%		35%	41%

Service and maintenance revenue in the third quarter of fiscal year 2009 decreased by $1.8 million or 2% compared to the same quarter last year; on a constant currency basis, service and maintenance revenue increased by approximately 2%. Service and maintenance revenue in the first nine months of fiscal year 2009 decreased by $2.7 million or 1% compared to the same period last year; on a constant currency basis, service and maintenance revenue increased by approximately 3%.

Cost of service and maintenance consists primarily of compensation for professional services, customer support personnel and third-party contractors and associated expenses related to providing consulting services.

Cost of service and maintenance in the third quarter of fiscal year 2009 decreased by $5.8 million or 15% compared to the same quarter last year. The decrease in absolute dollars was primarily due to a $2.7 million decrease in employee-related expenses, a $1.7 million decrease in subcontractor costs, a $0.8 million decrease in travel expenses and a $0.5 million decrease in facilities expenses. The decrease in employee-related expenses was primarily due to a reduction in salaries.

Cost of service and maintenance in the first nine months of fiscal year 2009 decreased by $16.0 million or 14% compared to the same period last year. The decrease in absolute dollars was primarily due to a $8.0 million decrease in employee-related expenses, a $3.2 million decrease in subcontractor costs, a $2.7 million decrease in travel expenses and a $1.8 million decrease in facilities expenses. The decrease in employee-related expenses was primarily due to a reduction in salaries.

Operating Expenses

Using constant currency, total operating expenses were favorably impacted by approximately 4% and 7% due to currency movement for the three and nine month periods ended August 31, 2009, respectively.

Research and Development Expenses

Research and development expenses consisted primarily of employee-related expenses, including salary, bonus, benefits, stock-based compensation expenses, recruiting expense and office support, third-party contractor fees and related costs associated with the development and enhancement of our products.

	Three Months Ended August 31,			Nine Months Ended August 31,
	2009	2008	Change	2009	2008	Change
Research and development expenses	$26,449	$28,496	(7)%	$77,843	$80,706	(4)%
As percent of total revenue	18%	18%		18%	18%

Research and development expenses in the third quarter of fiscal year 2009 decreased by $2.0 million or 7% compared to the same quarter last year. The decrease was primarily due to a $1.2 million decrease in employee-related expenses, a $0.6 million decrease in contractor expenses and a $0.2 million decrease in travel expenses.

Research and development expenses in the first nine months of fiscal year 2009 decreased by $2.9 million or 4% compared to the same period last year. The decrease was primarily due to a $1.0 million decrease in facilities expenses, a $0.8 million decrease in employee-related expenses, a $0.6 million decrease in travel expenses and a $0.5 million decrease in contractor expenses.

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

	Three Months Ended August 31,			Nine Months Ended August 31,
	2009	2008	Change	2009	2008	Change
Sales and marketing expenses	$50,657	$55,683	(9)%	$144,228	$166,525	(13)%
As percent of total revenue	34%	34%		34%	36%

Sales and marketing expenses in the third quarter of fiscal year 2009 decreased by $5.0 million or 9% compared to the same quarter last year. The decrease was primarily due to a $5.8 million decrease in employee-related expenses, a $1.4 million decrease in travel expenses and a $0.1 million decrease in marketing programs, which were partially offset by a $2.3 million increase in referral fees. The decrease in employee-related expenses was primarily due to a reduction in salaries, benefits and commissions. The decrease in travel expenses and marketing programs was due to cost management efforts.

Sales and marketing expenses in the first nine months of fiscal year 2009 decreased by $22.3 million or 13% compared to the same period last year. The decrease was primarily due to a $16.0 million decrease in employee-related expenses, a $4.9 million decrease in travel expenses, a $3.0 million decrease in marketing programs and a $1.0 million decrease in facilities expenses, which were partially offset by a $2.2 million increase in referral fees and a $0.4 million increase in consulting expenses. The decrease in employee-related expenses was primarily due to a reduction in salaries, benefits and commissions. The decrease in travel expenses and marketing programs was due to cost management efforts.

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

	Three Months Ended August 31,			Nine Months Ended August 31,
	2009	2008	Change	2009	2008	Change
General and administrative expenses	$11,227	$13,468	(17)%	$33,172	$40,257	(18)%
As percent of total revenue	7%	8%		8%	9%

General and administrative expenses in the third quarter of fiscal year 2009 decreased by $2.2 million or 17% compared to the same quarter last year. The decrease was primarily due to a $1.3 million decrease in employee-related expenses and a $0.8 million decrease in consulting expenses. The decrease in employee-related and consulting expenses was primarily due to a reduction in salaries and contractor costs.

General and administrative expenses in the first nine months of fiscal year 2009 decreased by $7.1 million or 18% compared to the same period last year. The decrease was primarily due to a $3.4 million decrease in employee-related expenses, a $2.8 million decrease in consulting expenses and a $0.8 million decrease in travel expenses. The decrease in employee-related and consulting expenses was primarily due to a reduction in salaries and contractor costs.

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

	Three Months Ended August 31,			Nine Months Ended August 31,
	2009	2008	Change	2009	2008	Change
Amortization of acquired intangible assets:
Cost of revenue	$2,873	$3,989		$10,008	$11,788
Operating expenses	3,107	4,156		10,559	12,531

Total amortization of acquired intangible assets	$5,980	$8,145	(27)%	$20,567	$24,319	(15)%

As percent of total revenue	4%	5%		5%	5%

Stock-Based Compensation Cost

Stock-based compensation cost is included in our Condensed Consolidated Statements of Operations corresponding to the same functional lines as cash compensation paid to the same employees in the respective departments as follows:

	Three Months Ended August 31,			Nine Months Ended August 31,
	2009	2008	Change	2009	2008	Change
Stock-based compensation:
Cost of license	$12	$12		$35	$29
Cost of service and maintenance	646	633		1,865	1,943

Total in cost of revenue	658	645		1,900	1,972

Research and development	1,486	1,181		4,140	3,456
Sales and marketing	1,906	1,682		5,318	5,089
General and administrative	1,925	1,749		5,797	5,101

Total in operating expenses	5,317	4,612		15,255	13,646

Total stock-based compensation	$5,975	$5,257	14%	$17,155	$15,618	10%

As percent of total revenue	4%	3%		4%	3%

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

Interest Income

	Three Months Ended August 31,			Nine Months Ended August 31,
	2009	2008	Change	2009	2008	Change
Interest income	$219	$1,925	(89)%	$2,053	$7,427	(72)%
As percent of total revenue	—%	1%		—%	2%

Interest income decreased in the third quarter and the first nine months of fiscal year 2009 compared to the same periods last year by $1.7 million and $5.4 million, respectively, or 89% and 72%, respectively. The decrease was primarily due to lower returns from our mix of investments.

Interest Expense

	Three Months Ended August 31,			Nine Months Ended August 31,
	2009	2008	Change	2009	2008	Change
Interest expense	$673	$810	(17)%	$2,212	$2,528	(13)%
As percent of total revenue	—%	—%		1%	1%

Interest expense was primarily related to a $54.0 million mortgage note issued in connection with the purchase of our corporate headquarters in June 2003. The mortgage note payable carries a 20-year amortization, and a fixed annual interest rate of 5.50% as a result of the amendment to the mortgage note payable in the second quarter of fiscal year 2007. The balance of the mortgage note as of August 31, 2009 was $43.0 million. The $34.4 million principal balance that will be remaining at the end of the 10-year term will be due as a final lump sum payment on July 1, 2013. See Note 8 to our Condensed Consolidated Financial Statements for further detail on the mortgage note payable.

Other Income (Expense), Net

Other income (expense) included realized gains and losses on investments, foreign exchange gain (loss) and other miscellaneous income and expense items.

	Three Months Ended August 31,			Nine Months Ended August 31,
	2009	2008	Change	2009	2008	Change
Other income (expense), net:
Foreign exchange gain (loss)	$350	$(541)		$1,749	$(792)
Realized gain (loss) on short-term investments	118	96		(151)	374
Realized gain on long-term private equity investments	—	125		—	125
Other income (expense), net	3	1		74	6

Total other income (expense), net	$471	$(319)	*	$1,672	$(287)	*

As percent of total revenue	—%	—%		—%	—%

*	Percentage change has been excluded as it is not meaningful for comparison purposes.

Other income (expense) in absolute dollars increased in the third quarter and the first nine months of fiscal year 2009 compared to the same periods last year. The increase was primarily due to a foreign exchange gain of $0.4 million and $1.7 million for the third quarter and first nine months of fiscal year 2009, respectively.

Provision for Income Taxes

	Three Months Ended August 31,			Nine Months Ended August 31,
	2009	2008	Change	2009	2008	Change
Provision for income taxes	$5,629	$4,917	14%	$14,579	$9,391	55%
Effective tax rate	27%	31%		32%	32%

The effective tax rate of 27.4% for the three months ended August 31, 2009 differs from the statutory rate of 35% primarily due to the benefits resulting from the reorganization of certain foreign entities, lower foreign taxes and research and development credits which were partially offset by the impact of certain stock compensation charges under SFAS No. 123(R) and state income taxes. The effective tax rate of 30.6% for the three months ended August 31, 2008 differs from the statutory rate of 35% primarily due to the benefits resulting from the reorganization of certain foreign entities, lower foreign taxes and research and development credits which were partially offset by the impact of certain stock compensation charges under SFAS No. 123(R) and state income taxes.

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

In connection with the acquisition of DataSynapse, we have recorded current deferred tax assets of $0.1 million, current deferred tax liabilities of $0.1 million and long term deferred tax assets of $4.2 million with a corresponding adjustment to goodwill. These deferred taxes were primarily related to the acquired tangible and intangible assets, deferred revenue, accounts receivable, accrued expenses and certain tax attributes of DataSynapse.

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

During the third quarter of fiscal year 2009, the amount of gross unrecognized tax benefits was increased by approximately $0.7 million. The total amount of gross unrecognized tax benefits was $36.8 million as of August 31, 2009, of which $14.4 million would affect the effective tax rate if realized. We do not expect any significant changes to the amount of unrecognized tax benefit within the next twelve months.

Upon adoption of FIN 48, we have elected to include interest expense and penalties accrued on unrecognized tax benefits as a component of our income tax expense. This is consistent with our policy prior to the adoption of FIN 48. As of November 30, 2008, we had accrued $1.2 million for interest and penalties. There was no material change to this amount as of August 31, 2009.

We are subject to routine corporate income tax audits in the United States and foreign jurisdictions. The statute of limitations for our fiscal years 1994 through 2008 remains open for U.S. purposes. Most foreign jurisdictions have statutes of limitations that range from three to six years.

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

Minority Interest, Net of Tax

Minority interest represents the portion of net income belonging to minority stockholders of our consolidated subsidiaries.

	Three Months Ended August 31,			Nine Months Ended August 31,
	2009	2008	Change	2009	2008	Change
Minority interest, net of tax	$31	$24	29%	$126	$131	(4)%
As percent of total revenue	—%	—%		—%	—%

Minority interest is detailed in Note 13 to our Condensed Consolidated Financial Statements.

Liquidity and Capital Resources

Current Cash Flows

As of August 31, 2009, we had cash, cash equivalents and short-term investments totaling $286.9 million, representing an increase of $19.4 million from November 30, 2008. Our total cash and cash equivalents balance was $285.1 million as of August 31, 2009. As of August 31, 2009, our short-term available-for-sale investments totaled $1.8 million, primarily consisting of high investment grade corporate debt and mortgage-backed securities.

Net cash provided by operating activities in the nine months ended August 31, 2009 was $85.3 million, resulting from net income of $30.6 million, $46.5 million in non-cash charges and $8.2 million net change in assets and liabilities. The non-cash charges included depreciation and amortization, stock-based compensation and tax benefits related to stock benefit plans, less deferred income tax and excess tax benefits from stock-based compensation recorded in financing activities. Net change in assets and liabilities included a decrease in accounts receivable due to significant cash collections in the first nine months of fiscal year 2009, a decrease in prepaid expenses and other assets, a decrease in accrued liabilities and excess facilities costs, and a decrease in deferred revenue and accounts payable.

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

Net cash used in investing activities was $22.4 million for the nine months ended August 31, 2009, resulting primarily from cash used, net of cash acquired, of $26.8 million for DataSynapse acquisition, $4.1 million in capital expenditures and $2.5 million in restricted cash pledged as security, which were partially offset by $11.0 million in net sales, maturities and purchase of short-term investments activities.

Net cash used in financing activities was $43.0 million for the nine months ended August 31, 2009, resulting primarily from a $64.6 million repurchase of shares of our common stock in the open market and a $1.5 million payment of long-term debt, less $15.2 million in cash received from the exercise of stock options and the sale of our common stock under our ESPP and $7.9 million in excess tax benefits from stock-based compensation in accordance with the requirements of SFAS No. 123(R).

In April 2008, our Board of Directors approved a stock repurchase program pursuant to which we may repurchase up to $300.0 million of our outstanding common stock from time to time in the open market or through privately negotiated transactions. In the third quarter of fiscal year 2009, we repurchased approximately 6.3 million shares of our outstanding common stock at an average price of $7.92 per share pursuant to the program. As of August 31, 2009, the remaining authorized amount under the April 2008 stock repurchase program was $131.6 million.

We currently anticipate that our operating expenses may grow in absolute dollars for the foreseeable future, and we intend to fund our operating expenses primarily through cash flows from operations. We believe that our current cash, cash equivalents and short-term investments together with expected cash flows from operations will be sufficient to meet our currently anticipated cash requirements. However, we may require or desire additional funds to support our operating expenses and capital requirements or for other purposes, such as acquisitions or stock repurchase, and may seek to raise such additional funds through public or private equity or debt financings or from other sources.

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

Commitments

In June 2003, we purchased our corporate headquarters with a $54.0 million mortgage note to lower our operating costs. The mortgage note payable carries a 20-year amortization and, as amended in the second quarter of fiscal year 2007, a fixed annual interest rate of 5.50%. The principal balance of $34.4 million that will be remaining at the end of the 10-year term will be due as a final lump sum payment on July 1, 2013. Under the applicable terms of the mortgage note agreements, we are prohibited from acquiring another company without prior consent from the lender unless we maintain at least $50.0 million of cash or cash equivalents and comply with other non-financial terms as defined in the agreements. We were in compliance with all covenants as of August 31, 2009.

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

We have a $20.0 million revolving line of credit that matures on June 17, 2010. The revolving line of credit is available for cash borrowings and for the issuance of letters of credit up to $20.0 million. As of August 31, 2009, no borrowings were outstanding under the facility and two irrevocable letters of credit in the amounts of $13.0 million and approximately $1.0 million were outstanding, leaving $6.0 million of available credit for additional letters of credit or cash borrowings. The $13.0 million irrevocable letter of credit outstanding was issued in connection with the mortgage note payable. The letter of credit automatically renews for successive one-year periods, until the mortgage note payable has been satisfied in full. The approximately $1.0 million irrevocable letter of credit outstanding was issued in connection with a sales transaction denominated in foreign currency and will remain outstanding until July 2012. The line of credit requires that we maintain a minimum of $40.0 million in unrestricted cash, cash equivalents and short-term investments, net of total current and long-term indebtedness, as well as comply with other non-financial covenants defined in the agreement. As of August 31, 2009, we were in compliance with all covenants under the revolving line of credit.

In connection with a facility lease, we have an irrevocable letter of credit in the amount of $4.5 million. The letter of credit automatically renews annually for the duration of the lease term, which expires in December 2010. We are subject to certain financial covenants as set forth in the letter of credit agreement. As of August 31, 2009, we were in compliance with all covenants in this letter of credit.

As of August 31, 2009, we had $5.6 million in restricted cash in connection with bank guarantees issued by some of our international subsidiaries. The cash collateral is presented as restricted cash and included in Other Assets in our Condensed Consolidated Balance Sheets.

As of August 31, 2009, our contractual commitments associated with indebtedness, lease obligations and restructuring were as follows (in thousands):

	Total	Remainder of 2009	2010	2011	2012	2013	Thereafter
Operating commitments:
Debt principal	$43,044	$519	$2,148	$2,269	$2,397	$35,711	$—
Debt interest	8,357	589	2,285	2,164	2,036	1,283	—
Operating leases	28,603	2,326	8,907	6,781	4,421	3,309	2,859

Total operating commitments	80,004	3,434	13,340	11,214	8,854	40,303	2,859

Restructuring-related commitments:
Gross lease obligations	10,147	1,382	7,951	741	34	10	29
Estimated sublease income	(3,665)	(589)	(2,837)	(239)	—	—	—

Net restructuring-related commitment	6,482	793	5,114	502	34	10	29

Total commitments	$86,486	$4,227	$18,454	$11,716	$8,888	$40,313	$2,888

Future minimum lease payments under restructured non-cancelable operating leases are included in Accrued Excess Facilities Costs in our Condensed Consolidated Balance Sheets.

The above commitment table does not include approximately $14.4 million of long-term income tax liabilities recorded in accordance with FIN 48 due to the fact that we are unable to reasonably estimate the timing of these potential future payments.

Indemnification

Our indemnification obligations are summarized in Note 9 to our Condensed Consolidated Financial Statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to the impact of foreign currency fluctuations, interest rate changes and uncertainties in the credit market.

Foreign Currency Risk

We conduct business in the Americas, EMEA and APJ. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or changes in economic conditions in foreign markets. Because a material portion of our sales are made in U.S. dollars, a strengthening of the dollar could make our products less competitive. We enter into forward contracts with financial institutions to manage our currency exposure related to net assets and liabilities denominated in foreign currencies. These forward contracts are generally settled monthly. We do not enter into derivative financial instruments for trading purposes. As of August 31, 2009, we had seven outstanding forward contracts with a total notional amount of $73.2 million that resulted in a net loss of $0.7 million.

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

Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates, or we may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates or other factors in the current unstable credit environment. As of August 31, 2009, we had an investment portfolio of fixed income securities totaling $1.8 million, excluding those classified as cash and cash equivalents. These securities are classified as available-for-sale and are recorded on the balance sheets at fair market value with unrealized gains or losses reported under Accumulated Other Comprehensive Income (Loss), a separate component of stockholders’ equity. Unrealized losses are charged against income when a decline in fair market value is determined to be other-than-temporary. The specific identification method is used to determine the cost of securities sold.

As of August 31, 2009, a hypothetical 100 basis point increase in interest rates would result in an approximate $0.1 million decrease in the fair value of our available-for-sale debt securities.

Credit Market Risk

As of August 31, 2009, we held mortgage-backed securities totaling $0.4 million. These securities’ cash flows are funded by the principal and interest payments of underlying commercial, consumer or mortgage loans. Payments are typically made monthly over the lifetime of the underlying loans. The recent credit market instability may adversely impact our disposition of these securities at or near their quoted fair market value. We evaluate these investments at each balance sheet date. There is the risk that at future balance sheet dates we may record additional charges for a decline in the fair value that is considered other-than-temporary and a loss would be recognized in the income statement at that time.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures,” as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives as specified above. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, the design of a control system must reflect that there are resource constraints, thus, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

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

In addition to the factors discussed elsewhere in this Form 10-Q, the following risk factors, as well as other factors of which we may be unaware or do not currently view as significant, could materially and adversely affect our future operating results and could cause actual events to differ materially from those predicted in the forward-looking statements we make about our business. These risk factors should be read in conjunction with the other information contained in our other SEC filings, including our Form 10-K for the fiscal year ended November 30, 2008.

Economic and market conditions may continue to adversely affect our operating results.

The current domestic and global economic downturn has resulted in reduced demand for information technology, including enterprise software and services. The severity or length of time that the current economic conditions may persist is unknown. Information technology spending has historically declined as general economic and market conditions have worsened. During challenging and uncertain economic times and in tight credit markets, many customers delay or reduce technology purchases. Contract negotiations become more protracted or difficult if customers institute additional internal approvals for software purchases or require more negotiation of contract terms and conditions. These economic conditions could result in reductions in sales of our products, longer sales cycles, difficulties in collection of accounts receivable or delayed payments, slower adoption of new technologies and increased price competition. During the current economic slowdown, we have experienced, and may continue to experience, reduced demand for enterprise software which has resulted in a reduction in our license revenue and in the rate at which our customers renew their maintenance agreements and procure consulting services.

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

We generally recognize a substantial portion of our license revenue in the last month of each fiscal quarter, with such recognition sometimes occurring in the last weeks or days of each fiscal quarter. As a result, our operating results are difficult to predict, even in the near term and shortly before the close of a fiscal quarter.

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

Because it is difficult for us to predict our quarterly operating results, period-to-period comparisons of our operating results may not be a good indication of our future performance. If, as a result of these difficulties, our revenues and operating results do not meet the expectations of our investors or securities analysts or fall below guidance we may provide to the market, the price of our common stock may decline.

Uneven growth and periods of contraction in the infrastructure software market have caused our revenue to decline in the past and could cause our revenue or results of operations to fall below expectations in the future.

We earn a substantial portion of our revenue from licenses of our infrastructure software, including application integration software and sales of related services. We expect to earn substantially all of our revenue in the foreseeable future from sales of this software and the related services. Our future financial performance will depend on continued growth in the number of organizations demanding software and services for application integration and information delivery and companies seeking outside vendors to develop, manage and maintain this software for their critical applications. Lower spending by corporate and governmental customers around the world, which has had a disproportionate impact on information technology spending, has led to a reduction in sales in the past and may continue to do so in the future. Many of our potential customers have made significant investments in internally developed systems and would incur significant costs in switching to third-party products, which may substantially inhibit the growth of the market for infrastructure software. If the market fails to grow, or grows more slowly than we expect, our sales will be adversely affected. Also, even if corporate and governmental spending increases and companies make greater investments in information technology and infrastructure software, our revenue may not grow at the same pace.

Our success depends on our ability to overcome significant competition.

The market for our products and services is extremely competitive and subject to rapid change. We compete with a variety of large and small providers of infrastructure software, SOA, business optimization and BPM, including companies such as IBM and Oracle. We believe that of these companies, IBM has the potential to offer the most complete competitive set of products relative to our offerings. In addition, companies such as IBM and Oracle offer products outside our segment and routinely bundle their broader set of products with their infrastructure software products. Further, some of our competitors are expanding and their competitive product offerings and market position through acquisitions and internal research and development. We expect additional competition from other established and emerging companies. We also face competition for certain aspects of our product and service offerings from major systems integrators. Further, we may face increasing competition from open source software providers such as MuleSource that provide software and intellectual property, typically without charging license fees, or from other competitors offering products through alternative business models, such as software as a service. If customers choose such alternatives over our proprietary software, our revenues and earnings could be adversely affected.

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

We may not be able to successfully offer products and enhancements that respond to emerging technological trends and customers’ needs.

If we are not successful in developing enhancements to existing products and new products in a timely manner, achieving customer acceptance for our existing and new product offerings or generating higher average selling prices, our gross margins may decline, and our business and operating results may suffer. Furthermore, any of our new product offerings or significant enhancements to current product offerings could cause some customers to delay making new or additional purchases while they fully evaluate any new offerings we might have introduced to the market, which in turn may slow sales and adversely affect operating results for an indeterminate period of time. Also, we may not execute successfully on our product plans because of errors in product planning or timing, technical hurdles that we fail to overcome in a timely fashion or a lack of appropriate resources. This could result in competitors providing those solutions before us and loss of market share, net sales and earnings.

Our stock price may be volatile, which could cause investors to incur significant losses.

The stock market in general and the stock prices of technology companies in particular, have experienced volatility which has often been unrelated to the operating performance of any particular company or companies. Some of the factors that may affect our common stock price other than our operating results include:

•	uncertainty about current global economic or political conditions;

•	general volatility in the capital markets;

•	business developments by us or our competitors, including material acquisitions or dispositions and strategic investments;

•	industry developments and announcements by us or our competitors;

•	changes in estimates and recommendations by securities analysts;

•	speculation in the press or investment community; and

•	changes in the accounting rules.

Since December 1, 2008, our stock price has fluctuated between a high of $9.87 and a low of $4.38. If market or industry-based fluctuations continue, our stock price could decline in the future regardless of our actual operating performance and investors could incur significant losses.

Changes in foreign currency exchange rates could negatively affect our operating results.

In addition to receiving revenue and incurring expenses in U.S. dollars, we also receive revenue and incur expenses in approximately twenty foreign currencies. Our revenue, expenses and net income are impacted by foreign exchange rate fluctuations against the U.S. dollar. For example, customers in foreign countries may incur higher costs due to the strengthening of the U.S. dollar, which could result in a delay of payments or a default on credit extended to them. Any material delay or default in our collection of significant accounts could have a negative result on our results of operations. Additionally, any strengthening of the U.S. dollar could require us to offer discounts, reduce pricing or offer other incentives to mitigate any negative effects on demand to such rise in the U.S. dollar.

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

Our success depends in part on our ability to continually enhance and broaden our product offerings in response to changing technologies, customer demands and competitive pressures. We expect to acquire complementary businesses, products or technologies in the future as part of our corporate strategy. In this regard, we have made strategic acquisitions, including the acquisition of DataSynapse, Inc. in August 2009, Insightful Corporation in fiscal year 2008 and Spotfire Holdings, Inc. in fiscal year 2007. We do not know if we will be able to complete any future acquisitions or that we will be able to successfully integrate any acquired business, operate it profitably or retain its key employees. Integrating any newly acquired business, product or technology could be expensive and time-consuming, could disrupt our ongoing business and financial performance and could distract our management. Therefore, we may not be able, either immediately post-acquisition or ever, to replicate the pre-acquisition revenues achieved by companies that we acquire or achieve the benefits of the acquisition we anticipated in valuing the businesses, products or technologies we acquire. Furthermore, the costs of integrating acquired companies in international transactions can be particularly high, due to local laws and regulations. If we are unable to integrate any newly acquired entity, products or technology effectively, our business, financial condition and operating results would suffer. In addition, any amortization or impairment of acquired intangible assets, stock-based compensation or other charges resulting from the costs of acquisitions could harm our operating results.

In addition, we may face competition for acquisition targets from larger and more established companies with greater financial resources. Also, in order to finance any acquisition, we may need to raise additional funds through public or private financings or use our cash reserves. In that event, we could be forced to obtain equity or debt financing on terms that are not favorable to us or that result in dilution to our stockholders. Use of our cash reserves for acquisitions could limit our financial flexibility in the future. The terms of existing or future loan agreements may place limits on our ability to incur additional debt to finance acquisitions. If we are not able to acquire strategically attractive businesses, products or technologies, we may not be able to remain competitive in our industry or achieve our overall growth plans.

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

Claims by others that our products may infringe their intellectual property rights may cause us to incur unexpected costs or prevent us from selling our products.

Third parties may claim that certain of our products infringe their patents or other intellectual property rights. In addition, our use of open source software components in our products may make us vulnerable to claims that our products infringe third-party intellectual property rights, in particular because many of the open source software components we may incorporate with our products may be developed by numerous independent parties over whom we exercise no supervision or control. “Open source software” is software that is covered by a license agreement which permits the user to liberally copy, modify and distribute the software, typically free of charge. Further, because patent applications in the United States and many other countries are not publicly disclosed at the time of filing, applications covering technology used in our software products may have been filed without our knowledge. We may be subject to legal proceedings and claims from time to time, including claims of alleged infringement of the patents, trademarks and other intellectual property rights of third parties by us or our licensees in connection with their use of our products. Our software license agreements typically provide for indemnification of our customers for intellectual property infringement claims. Intellectual property litigation, with or without merit, is expensive and time consuming, could cause product shipment delays and could divert our management’s attention away from running our business and seriously harm our business. If we were to discover that our products violated the intellectual property rights of others, we would have to obtain licenses, which could require the payment of royalty or licensing fees, from these parties in order to continue marketing our products without substantial reengineering. We might not be able to obtain the necessary licenses on acceptable terms or at all, and if we could not obtain such licenses, we might not be able to reengineer our products successfully or in a timely fashion. If we fail to address any infringement issues successfully, we would be forced to incur significant costs, including damages and potentially satisfying indemnification obligations that we have with our customers, and we could be prevented from selling certain of our products.

Our intellectual property or proprietary rights could be misappropriated, which could force us to become involved in expensive and time-consuming litigation.

We regard our intellectual property as critical to our success. Accordingly, we rely upon a combination of copyrights, service marks, trademarks, trade secret rights, patents, confidentiality agreements and licensing agreements to protect our intellectual property. Despite these protections, a third party could misappropriate our intellectual property, and any of our intellectual property rights could be challenged, invalidated or circumvented. Also, our current intellectual property rights may not be sufficient to permit us to take advantage of current market trends or otherwise to provide competitive advantages, which could result in costly redesign efforts or other competitive harm.

In addition, the laws of some countries do not provide the same level of protection of our proprietary information as do the laws of the United States, which may make it harder for us to protect our intellectual property against unauthorized copying or use. If our proprietary information or material were misappropriated or challenged, we might have to engage in litigation to protect it. We might not succeed in protecting our proprietary information if we initiate intellectual property litigation, and, in any event, such litigation would be expensive and time-consuming, could divert our management’s attention away from running our business and could seriously harm our business.

All of these factors could prevent us from being unable to prevent third parties from infringing upon or misappropriating our intellectual property and could harm our business, financial condition and operating results.

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

Any of these factors could a negative impact on our revenues and our operating results.

Any losses we incur as a result of our exposure to the credit risk of our customers and partners could harm our results of operations.

We monitor individual customer payment capability in granting credit arrangements, seek to limit credit to amounts we believe the customers can pay, and maintain reserves we believe are adequate to cover exposure for doubtful accounts. As we have grown our revenue and customer base, our exposure to credit risk has increased. Any material losses to date and in the future as a result of customer defaults could harm and have an adverse effect on our business, operating results and financial condition.

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

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud.

Section 404 of the Sarbanes-Oxley Act requires that management report annually on the effectiveness of our internal control over financial reporting and identify any material weaknesses in our internal control and financial reporting environment. If management identifies any material weaknesses, their correction could require remedial measures which could be costly and time-consuming. In addition, the presence of material weaknesses could result in financial statement errors which in turn could require us to restate our operating results. Any identification by us or our independent registered public accounting firm of material weaknesses, even if quickly remedied, could damage investor confidence in the accuracy and completeness of our financial reports, which could affect our stock price and potentially subject us to litigation.

The continuous process of maintaining and adapting our internal controls and complying with Section 404 is expensive and time-consuming, and requires significant management attention. We cannot be sure that our internal control measures will continue to provide adequate control over our financial processes and reporting and ensure compliance with Section 404. Any failure by us to comply with Section 404 could subject us to a variety of administrative sanctions, which could reduce our stock price.

We operate internationally and face risks attendant to those operations.

We earn a significant portion of our total revenues from international sales generated through our foreign direct and indirect operations. As a result of these sales operations, we face a variety of risks, including:

•	local political and economic instability;

•	varying regulatory requirements;

•	compliance with international and local trade, labor and other laws including the Foreign Corrupt Practices Act and export control laws;

•	restrictions on the transfer of funds;

•	currency exchange rate fluctuations;

•	managing our international operations; and

•	longer payment cycles, collecting receivables in a timely fashion and repatriating earnings.

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

The recognition of our revenue depends on, among other things, the terms negotiated in our contracts with our customers. Our personnel may act outside of their authority and negotiate additional terms without our knowledge. We have implemented policies to prevent and discourage such conduct, but there can be no assurance that such policies will be followed. For instance, in the event that our sales personnel negotiate terms that do not appear in the contract and of which we are unaware, whether the additional terms are written or verbal, we could be prevented from recognizing revenue in accordance with our plans. Furthermore, depending on when we learn of unauthorized actions and the size of transactions involved, we may have to restate revenue for a previously reported period, which would seriously harm our business, operating results and financial condition.

The outcome of litigation pending against us could require us to expend significant resources and could harm our business and financial resources.

Note 10 to our Condensed Consolidated Financial Statements describes the litigation pending against us and our directors and officers. The uncertainty associated with substantial unresolved lawsuits or future lawsuits could harm our business, financial condition and reputation. The defense of the lawsuits could result in the diversion of our management’s time and attention away from business operations, which could harm our business. Negative developments with respect to the lawsuits could cause our stock price to decline. In addition, although we are unable to determine the amount, if any, that we may be required to pay in connection with the resolution of the current lawsuits or any future lawsuit by settlement or otherwise, any such payment could seriously harm our financial condition and liquidity.

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

We license from Reuters the intellectual property that was incorporated into early versions of some of our software products. We do not own this licensed technology. Because Reuters has access to intellectual property used in our products, it could use this intellectual property to compete with us. Reuters is not restricted from using the licensed technology it has licensed to us to produce products that compete with our products, and it can grant limited licenses to the licensed technology to others who may compete with us. In addition, we must license to Reuters all of the products we own and the source code for one of our messaging products through December 2012. This may place Reuters in a position to more easily develop products that compete with ours.

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

Issuer Purchases of Equity Securities

In April 2008, our Board of Directors approved a stock repurchase program pursuant to which we may repurchase up to $300.0 million of our outstanding common stock. The remaining authorized amount for stock repurchases under the April 2008 stock repurchase program was approximately $131.6 million as of the end of the third quarter of fiscal year 2009.

The following table provides information about the repurchase of our common stock during the third quarter of fiscal year 2009.

(In thousands, except per share amounts)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
June 1, 2009 – June 30, 2009	—	$—	—	$181,491
July 1, 2009 – July 31, 2009	5,474	$7.82	5,474	$138,702
August 1, 2009 – August 30, 2009	819	$8.62	819	$131,644

Total	6,293	$7.92	6,293

ITEM 6.	EXHIBITS

2.1(1)	Agreement and Plan of Merger by and among TIBCO Software Inc., Touchdown Acquisition Corporation, DataSynapse, Inc., the Persons listed on Annex 1 thereto, Bain Capital Venture Fund 2001, L.P., as Stockholder Representative and U.S. Bank, National Association, as Escrow Agent, dated as of August 21, 2009.

3.1(2)	Amended and Restated Certificate of Incorporation of Registrant.

3.2(3)	Amended and Restated Bylaws of Registrant.

31.1	Rule 13a-14(a) / 15d-14(a) Certification by Chief Executive Officer.

31.2	Rule 13a-14(a) / 15d-14(a) Certification by Chief Financial Officer.

32.1	Section 1350 Certification by Chief Executive Officer.

32.2	Section 1350 Certification by Chief Financial Officer.

(1)	Incorporated by reference to Exhibit 2.1 filed with the Registrant’s Current Report on Form 8-K, filed with the SEC on August 24, 2009.
(2)	Incorporated by reference to Exhibit 3.1 filed with the Registrant’s Registration Statement on Form 8-A, filed with the SEC on February 23, 2004.
(3)	Incorporated by reference to Exhibit 3.1 filed with the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2009, filed with the SEC on July 9, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TIBCO SOFTWARE INC.

By:	/s/ SYDNEY L. CAREY
Sydney L. Carey Executive Vice President, Chief Financial Officer (Principal Financial Officer and duly authorized officer)

By:	/s/ TROY O. MITCHELL
Troy O. Mitchell Vice President, Corporate Controller (Principal Accounting Officer and duly authorized officer)

Date: October 7, 2009

EXHIBIT INDEX

2.1(1)	Agreement and Plan of Merger by and among TIBCO Software Inc., Touchdown Acquisition Corporation, DataSynapse, Inc., the Persons listed on Annex 1 thereto, Bain Capital Venture Fund 2001, L.P., as Stockholder Representative and U.S. Bank, National Association, as Escrow Agent, dated as of August 21, 2009.

3.1(2)	Certificate of Incorporation of Registrant.

3.2(3)	Amended and Restated Bylaws of Registrant.

31.1	Rule 13a-14(a) / 15d-14(a) Certification by Chief Executive Officer.

31.2	Rule 13a-14(a) / 15d-14(a) Certification by Chief Financial Officer.

32.1	Section 1350 Certification by Chief Executive Officer.

32.2	Section 1350 Certification by Chief Financial Officer.

(1)	Incorporated by reference to Exhibit 2.1 filed with the Registrant’s Current Report on Form 8-K, filed with the SEC on August 24, 2009.
(2)	Incorporated by reference to Exhibit 3.1 filed with the Registrant’s Registration Statement on Form 8-A, filed with the SEC on February 23, 2004.
(3)	Incorporated by reference to Exhibit 3.1 filed with the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2009, filed with the SEC on July 9, 2009.