Form 10-K
period 2009-11-30
TIBCO SOFTWARE INC
filed 2010-01-29
CIK 1085280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant (based upon the closing sale price of such shares on the NASDAQ Global Select Market on May 29, 2009) was approximately $1.0 billion. Shares of common stock held by each executive officer and director and by each entity that owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of January 15, 2010, there were 166,565,128 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2010 Annual Meeting of Stockholders to be held on April 22, 2010 are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein.

TIBCO SOFTWARE INC.

For the Fiscal Year Ended November 30, 2009

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

Overview

TIBCO Software Inc. (“TIBCO,” the “Company,” “we” or “us”), a Delaware corporation, is a leading independent provider of infrastructure software. Our standards-based software offerings enable customers to create flexible, configurable applications from software infrastructure and deliver real-time insights. We do this by:

•	Integrating and orchestrating software components known as “services,” stand alone applications, and various other streams of information;

•	Automating and optimizing business processes that span customers’ and partners’ operations; and

•	Detecting, interpreting, and visualizing significant patterns among streams of relevant business and system events.

We provide these capabilities across a range of environments including physical and virtualized hardware, standards-based and proprietary, computing grids and public or private clouds.

As the backbone of real-time data movement and business process execution across the enterprise, TIBCO’s software is uniquely capable of correlating, in real-time, information about an organization’s operations and performance with real-time information about expected behavior and business rules. This correlation of real-time events with expected behaviors allows a company to anticipate customer needs capitalize on new opportunities, and avoid potential problems in a faster and more beneficial way than through more traditional, transaction-oriented applications. Our solutions help customers extend the life of past investments made, operate their business more efficiently, and better capitalize on opportunities to increase revenue and market share. Using our software, customers have the information they need to constantly innovate and make faster and smarter decisions—what we call The Power of Now®.

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

Trademarks

TIBCO, TIBCO Software, The Information Bus, TIB, The Power of Now, Spotfire, Insightful, DataSynapse and Foresight are the trademarks or registered trademarks of TIBCO Software Inc. in the United States and other countries. This Annual Report on Form 10-K also refers to the trademarks of other companies.

Products

We offer a wide range of software products that can be sold individually to solve specific technical challenges, but the emphasis of our product development and sales efforts is to create products that interoperate and can be sold together as a suite to enable businesses to be more cost-effective, agile and efficient. We divide our products into three major groups: service-oriented architecture (“SOA”), business optimization and business process management (“BPM”).

•

SOA: Our software helps organizations migrate to an IT infrastructure made up of services that can be assembled, orchestrated and reused. SOA turns information and functions into discrete and reusable components that can be invoked from across the business and aggregated with other such services to create “infrastructure applications.” This helps companies streamline the integration and orchestration of assets across technological, organizational and geographical boundaries. Our software enables the creation, management and virtualization of heterogeneous services and provides a unified environment for policy and service management. It also delivers capabilities in the areas of service mediation, orchestration and communication and the development of rich internet applications. Our products give companies the flexibility to do these things using the standards or technologies that best meet their needs in specific situations (such as HTTP, e-mail, J2EE, EDI, Messaging, .NET, Web Services, etc.) without replacing existing technologies or committing to any one technology across the enterprise.

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

Our products are currently licensed by companies worldwide in diverse industries such as energy, financial services, government, insurance, life science, manufacturing, retail, telecommunications, and transportation and logistics. We sell our products through a direct sales force and through alliances with leading software vendors and systems integrators.

Services

Professional Services

Our professional services offerings include a wide range of consulting services such as systems planning and design, installation and systems integration for the rapid deployment of TIBCO products. We offer our professional services with the initial deployment of our products as well as on an ongoing basis to address the continuing needs of our customers. Our professional services staff is located throughout the Americas; Europe, the Middle East and Africa (“EMEA”); and Asia Pacific and Japan (“APJ”) enabling us to perform installations and respond to customer demands rapidly across our global customer base. Many of our professional services employees have advanced degrees, substantial TIBCO experience and industry expertise in systems architecture and design; additionally, many also have domain expertise in financial services, telecommunications, manufacturing, energy, logistics, life sciences and other industries.

We also have relationships with resellers, professional service organizations and system integrators including Accenture, Atos Origin, CapGemini, Deloitte Consulting, HP Enterprise Services, HCL Technologies and Infosys Technologies, which include their participation in the deployment of our products to customers. These relationships help promote TIBCO products and provide additional technical expertise to enable us to provide the full range of professional services our customers require to deploy our products.

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

In addition to support teams around the globe, we have a customer support website that provides our customers with the ability to submit service requests, receive confirmations on opened service requests and obtain current status on these requests. Additionally, the customer support website provides access to our support procedures, escalation numbers and late breaking news (“LBN”). LBN is used to provide updates and new information about our products. It also provides customers with information on generally known problems and suggested solutions or workarounds that may be available.

Training

We provide a comprehensive and global training program for customers and partners through regional technical learning centers, customer dedicated training, live online training, and self paced eLearning. Training is available at our main office in Palo Alto, California and at major training centers in Atlanta, Georgia; Maidenhead, England; Munich, Germany; Sydney, Australia and Singapore. Additionally, TIBCO offers a variety of flexible programs designed to meet the training needs of individuals and companies. Our Educational Services group has the capability to develop efficient and effective training solutions to address the specific needs of individual customers and partners. Our curriculum leads to an industry recognized technical certification in core TIBCO technologies.

Sales

We currently market our software and services primarily through a direct sales organization complemented by indirect sales channels. Our direct sales force is located throughout the Americas, EMEA and APJ and operates globally through our foreign subsidiaries.

Our revenue consists of license and service and maintenance fees from our customers and distributors. License fees represented approximately 40%, 42% and 45% of our total revenue in fiscal years 2009, 2008 and 2007, respectively. Revenue from service and maintenance represented approximately 60%, 58% and 55% of our total revenue in fiscal years 2009, 2008 and 2007, respectively.

Sales to customers outside the United States totaled $342.2 million, representing 55% of our total revenue in fiscal year 2009. For a geographic breakdown of our revenue and property and equipment, see Note 22 to our Consolidated Financial Statements included in this Annual Report on Form 10-K.

Marketing

We use a mix of market research, analyst updates, seminars, direct mail, print advertising, trade shows, speaking engagements, public relations, customer newsletters and web marketing in order to achieve our marketing goals. Our marketing department also produces collateral material for distribution to potential customers including presentation materials, white papers, brochures, magazines and fact sheets. We also host user events for our customers and provide support to our channel partners with a variety of programs, training and product marketing support materials.

Seasonality and Quarterly Order Flow

Our business is subject to variations throughout the year due to seasonal factors in the United States and worldwide. These factors include fewer selling days during the summer vacation season, the impact of the December holidays and a slowdown in capital expenditures by our customers after calendar year-end (during our first fiscal quarter). These factors typically constrain sales activity in our first and third fiscal quarters compared to the rest of the year, and they make quarter-to-quarter comparisons of our operating results less meaningful.

Additionally, a substantial portion of our product license orders are usually received in the last month of each fiscal quarter, with a concentration of such orders in the final two weeks of the quarter. We typically ship product licenses shortly after the receipt of an order and may have license orders that have not shipped at the end of any given quarter. Because the amount of such product license orders may vary, the amount, if any, of such orders at the end of a particular quarter is not a reliable predictor of our future performance.

Competition

The market for our products and services is extremely competitive and subject to rapid change. While we offer a comprehensive suite of integration solutions and believe we are a market leader among infrastructure software companies, we compete with various providers of infrastructure software including IBM, Oracle, Pegasystems, Progress Software, SAP, and Software AG. We offer a complete suite of infrastructure software products, but IBM, Oracle and SAP offer products outside our segment and routinely bundle their broader set of products with their infrastructure software products. We expect additional competition from other established and emerging companies. In addition, we may face pricing pressures from our current competitors and new market entrants in the future. We believe that the competitive factors affecting the market for our products and services include product functionality and features, quality of professional services offerings, performance and price, ease of product implementation, quality of customer support services, customer training and documentation, and vendor and product reputation. The relative importance of each of these factors depends upon the specific customer environment. We believe that our products and services currently compete favorably with respect to such factors. However, we may not be able to maintain our competitive position against current and potential competitors.

Research and Development

Our success is heavily dependent upon our ability to develop new products and technologies and to enhance our existing products. We expect that a majority of our research and development activities will focus on enhancing and extending our TIBCO products and that such enhancements and new products will be developed internally. However, as part of our development strategy, we may also license or acquire externally developed technologies for inclusion in our product solutions. We expect that we will continue to commit significant resources to product development in the future. Product development costs are recorded as research and development expenses. Our research and development expenses, including stock-based compensation expense, were $108.7 million, $106.6 million and $92.9 million in fiscal years 2009, 2008 and 2007, respectively. To date, all product development costs have been expensed as incurred, because the time period between achieving technological feasibility for a product and the general availability of such product has typically been very short.

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

Employees

As of November 30, 2009, we employed 2,097 persons, including 662 in sales and marketing, 572 in research and development, 264 in general and administrative and 599 in professional services and technical support. Of our 2,097 employees, 1,141 were located in the Americas, 556 in EMEA and 400 in APJ. Our success is highly dependent on our ability to attract and retain qualified employees. Competition for employees is intense in the software industry. To date, we believe we have been successful in our efforts to recruit qualified employees, but there is no assurance that we will continue to be as successful in the future.

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

In addition to the factors discussed elsewhere in this Form 10-K, the following risk factors, as well as other factors of which we may be unaware or do not currently view as significant, could materially and adversely affect our future operating results and could cause actual events to differ materially from those predicted in the forward-looking statements we make about our business.

Economic and market conditions may continue to adversely affect our operating results.

The current domestic and global economic downturn has resulted in reduced demand for information technology, including enterprise software and services. It is unknown how long the conditions will persist or whether they will worsen. Information technology spending has historically declined as general economic and market conditions have worsened. During challenging and uncertain economic times and in tight credit markets, many customers delay or reduce technology purchases. Contract negotiations may become more protracted or difficult if customers institute additional internal approvals for technology purchases or require more negotiation of contract terms and conditions. These economic conditions could result in reductions in sales of our products, longer sales cycles, difficulties in collection of accounts receivable or delayed payments, slower adoption of new technologies and increased price competition. During the current economic slowdown, we have experienced, and may continue to experience, reduced demand for enterprise software which has resulted in a reduction in our license revenue and in the rate at which our customers renew their maintenance agreements and procure consulting services.

In addition, the current economic downturn has resulted in a tightening in the credit markets, a low level of liquidity in many financial markets, and extreme volatility in credit, equity, currency and fixed income markets. These macroeconomic developments have negatively affected, and may continue to negatively affect, our business, operating results or financial conditions in various ways, including reducing the ability of customers to obtain credit to finance purchases of our products; increasing the number of customer insolvencies; decreasing customer demand; and decreasing customer ability to pay trade obligations. Financial institution difficulties and/or failures may also make it more difficult or expensive to obtain financing for our operations, investing activities (including potential acquisitions) or financing activities.

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

As a result of the evolving nature of the markets in which we compete and the size of our customer agreements, we have difficulty accurately forecasting our revenue in any given period. In addition to the factors discussed elsewhere in this section, a number of factors may cause our revenue to fall short of our expectations, or those of stock market analysts and investors, or cause fluctuations in our operating results, including:

•	the relatively long sales cycles for many of our products;

•	the timing of our new products or product enhancements or any delays in such introductions;

•	the delay or deferral of customer implementation of our products;

•	changes in customer budgets and decision making processes that could affect both the timing and size of any transaction;

•	reduced spending in the industries that license our products;

•	our dependence on large deals, which, if such deals do not close, can greatly impact revenues for a particular quarter;

•	the timing, size and mix of orders from customers;

•	the deferral of license revenue to future periods due to the timing of the execution of an agreement or our ability to deliver the products;

•	the impact of our provision of services and customer-required contractual terms on our recognition of license revenue;

•	any unanticipated difficulty we encounter in integrating acquired businesses, products or technologies;

•	the tendency of some of our customers to wait until the end of a fiscal quarter or our fiscal year in the hope of obtaining more favorable terms;

•	the amount and timing of operating costs and capital expenditures relating to the expansion of our operations and the evaluation of strategic transactions; and

•	changes in accounting rules, such as recording expenses for employee stock option grants and tax accounting, including accounting for uncertain tax positions.

A substantial portion of our product license orders are usually received in the last month of each fiscal quarter, with a concentration of such orders in the final two weeks of the quarter. While we typically ship product licenses shortly after the receipt of an order, we may have license orders that have not shipped at the end of any given quarter. Because the amount of such product license orders may vary, the amount, if any, of such orders at the end of a particular quarter is not a reliable predictor of our future performance.

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

The market for our products and services is extremely competitive and subject to rapid change. We compete with a variety of large and small providers of infrastructure software, SOA, business optimization and BPM, including companies such as IBM, Oracle, Pegasystems, Progress Software, SAP, and Software AG. We believe that of these companies, IBM has the potential to offer the most complete competitive set of products relative to our offerings. In addition, companies such as IBM, Oracle and SAP offer products outside our segment and routinely bundle their broader set of products with their infrastructure software products. Further, some of our competitors are expanding their competitive product offerings and market position through acquisitions and internal research and development. We expect additional competition from other established and emerging companies. We also face competition for certain aspects of our product and service offerings from major systems integrators. Further, we may face increasing competition from open source software providers, such as MuleSource, that provide software and intellectual property, typically without charging license fees, or from other competitors offering products through alternative business models, such as software as a service. If customers choose such alternatives over our proprietary software, our revenues and earnings could be adversely affected.

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

Since December 1, 2008, our stock price has fluctuated between a low of $4.12 and a high of $10.18. If market or industry-based fluctuations continue, our stock price could decline in the future regardless of our actual operating performance and investors could incur significant losses.

Changes in foreign currency exchange rates could negatively affect our operating results.

In addition to receiving revenue and incurring expenses in U.S. dollars, we also receive revenue and incur expenses in approximately twenty foreign currencies. Our revenue, expenses and net income are impacted by foreign exchange rate fluctuations against the U.S. dollar. For example, customers in foreign countries may incur higher costs due to the strengthening of the U.S. dollar, which could result in a delay of payments or a default on credit extended to them. Any material delay or default in our collection of significant accounts could have a negative result on our results of operations. Additionally, any strengthening of the U.S. dollar could require us to offer discounts, reduce pricing or offer other incentives to mitigate any negative effects on demand from such rise in the U.S. dollar.

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

Our success depends in part on our ability to continually enhance and broaden our product offerings in response to changing technologies, customer demands and competitive pressures. We expect to acquire complementary businesses, products or technologies in the future as part of our corporate strategy. In this regard, we have made strategic acquisitions, including the acquisition of Foresight Corporation in December 2009, DataSynapse, Inc. in August 2009, Insightful Corporation in fiscal year 2008 and Spotfire Holdings, Inc. in fiscal year 2007. We do not know if we will be able to complete any future acquisitions or that we will be able to successfully integrate any acquired business, operate it profitably or retain its key employees. Integrating any newly acquired business, product or technology could be expensive and time-consuming, could disrupt our ongoing business and financial performance and could distract our management. Therefore, we may not be able, either immediately post-acquisition or ever, to replicate the pre-acquisition revenues achieved by companies that we acquire or achieve the benefits of the acquisition we anticipated in valuing the businesses, products or technologies we acquire. Furthermore, the costs of integrating acquired companies in international transactions can be particularly high, due to local laws and regulations. If we are unable to integrate any newly acquired entity, products or technology effectively, our business, financial condition and operating results would suffer. In addition, any amortization or impairment of acquired intangible assets, stock-based compensation or other charges resulting from the costs of acquisitions could harm our operating results.

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

Continued increases in consulting and training services revenue may decrease overall margins.

We have historically realized, and may continue in the future to realize, an increasingly high percentage of our revenue from services, which has a lower profit margin than license or maintenance revenue. As a result, if consulting and training services revenue increases as a percentage of total revenue, our overall profit margin may decrease, which could impact our stock price.

Because we have reduced the amount of equity used to compensate employees, we may need to use a proportionately greater amount of cash to attract and retain employees, negatively impacting our profit margin.

In response to market demands, we have reduced the percentage of outstanding shares used in our equity incentive programs. This has resulted in a significant reduction in the number of shares available to grant to existing and prospective employees. In addition, the decline in our stock price has in the past, and may in the future, require us to grant larger individual equity awards to convey a certain level of compensation to existing and prospective employees. As a result, we have increased, and will continue to increase, the amount of cash used to create short term and long term incentive programs. Because there is not a potential for cash to appreciate in value as an equity award may appreciate, we may need to use a proportionately greater amount of cash to convey the same real or perceived value that is conveyed through the use of equity awards. This proportionately greater use of cash could negatively affect our profit margins.

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

In addition, we must successfully integrate new employees into our operations and generate sufficient revenues to justify the costs associated with these employees. If we fail to successfully integrate employees or to generate the revenue necessary to offset employee-related expenses, we may be forced to reduce our headcount, which could force us to incur significant expenses and could harm our business and operating results.

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

Third parties may claim that certain of our products infringe their patents or other intellectual property rights. In addition, our use of open source software components in our products may make us vulnerable to claims that our products infringe third-party intellectual property rights, in particular because many of the open source software components we may incorporate with our products may be developed by numerous independent parties over whom we exercise no supervision or control. “Open source software” is software that is covered by a license agreement which permits the user to liberally copy, modify and distribute the software, typically free of charge. Further, because patent applications in the United States and many other countries are not publicly disclosed at the time of filing, applications covering technology used in our software products may have been filed without our knowledge. We may be subject to legal proceedings and claims from time to time, including claims of alleged infringement of the patents, trademarks and other intellectual property rights of third parties by us or our licensees in connection with their use of our products. Our software license agreements typically provide for indemnification of our customers for intellectual property infringement claims. Intellectual property litigation, with or without merit, is expensive and time consuming, could cause product shipment delays and could divert our management’s attention away from running our business and seriously harm our business. If we were to discover that our products violated the intellectual property rights of others, we would have to obtain licenses from these parties, which could require the payment of royalty or licensing fees, in order to continue marketing our products without substantial reengineering. We might not be able to obtain the necessary licenses on acceptable terms or at all, and if we could not obtain such licenses, we might not be able to reengineer our products successfully or in a timely fashion. If we fail to address any infringement issues successfully, we would be forced to incur significant costs, including damages and potentially satisfying indemnification obligations that we have with our customers, and we could be prevented from selling certain of our products.

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

Market acceptance of new platforms, standards and technologies may require us to undergo the expense of developing and maintaining compatible product solutions.

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

Significant negative industry or economic trends, a decline in the market price of our common stock, reduced estimates of future cash flows or disruptions to our business could indicate that goodwill, intangible or long-lived assets might be impaired. If, in any period, our stock price decreases to the point where our market capitalization is less than our book value, this too could indicate a potential impairment and we may be required to record an impairment charge in that period.

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

Any of these factors could have a negative impact on our revenues and our operating results.

Any losses we incur as a result of our exposure to the credit risk of our customers and partners could harm our results of operations.

We monitor individual customer payment capability in granting credit arrangements, seek to limit credit to amounts we believe the customers can pay, and maintain reserves we believe are adequate to cover exposure for doubtful accounts. As we have grown our revenue and customer base, our exposure to credit risk has increased. Any material losses we incur as a result of customer defaults could have an adverse effect on our business, operating results and financial condition.

Our debt agreements contain certain restrictions that may limit our ability to operate our business.

The agreements governing our debt agreements contain, and any other future debt agreement we enter into may contain, restrictive covenants that limit our ability to operate our business, including, in each case subject to certain exceptions, restrictions on our ability to:

•	incur indebtedness;

•	incur indebtedness at the subsidiary level;

•	grant liens;

•	enter into certain mergers or sell all or substantially all of our assets;

•	make certain payments on our equity, including paying dividends;

•	make investments;

•	change our business;

•	enter into transactions with our affiliates; and

•	enter into certain restrictive agreements.

In addition, our debt agreements contain financial covenants and additional affirmative and negative covenants. Our ability to comply with these covenants is dependent on our future performance, which will be subject to many factors, some of which are beyond our control, including prevailing economic conditions. If we are not able to comply with all of these covenants for any reason and we have debt outstanding at the time of such failure, some or all of our outstanding debt could become immediately due and payable and the incurrence of additional debt under the credit facilities would not be allowed. If our cash is utilized to repay any outstanding debt, depending on the amount of debt outstanding, we could experience an immediate and significant reduction in working capital available to operate our business.

As a result of these covenants, our ability to respond to changes in business and economic conditions and to obtain additional financing, if needed, may be significantly restricted, and we may be prevented from engaging in transactions that might otherwise be beneficial to us, such as strategic acquisitions or joint ventures.

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

Changes in existing accounting or taxation rules or practices, new accounting pronouncements or taxation rules, or varying interpretations of current accounting pronouncements or taxation practice could have a significant adverse effect on our results of operations or the manner in which we conduct our business. Further, such changes could potentially affect our reporting of transactions completed before such changes are effective. For example, on December 1, 2009, we adopted revised accounting guidance for business combinations which requires acquisition-related costs to be expensed as incurred, restructuring costs generally to be expensed in periods subsequent to the acquisition date, in-process research and development to be capitalized as an intangible asset with an indefinite life, and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period, which will impact income tax expense. The impact the guidance will have on our consolidated financial position, results of operations and cash flows will be dependent on the number and size of business combinations that we consummate subsequent to the adoption of the standard, as well as the valuation and allocation of the net assets acquired.

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

The recognition of our revenue depends on, among other things, the terms negotiated in our contracts with our customers. Our personnel may act outside of their authority and negotiate additional terms without our knowledge. We have implemented policies to help prevent and discourage such conduct, but there can be no assurance that such policies will be followed. For instance, in the event that our sales personnel negotiate terms that do not appear in the contract and of which we are unaware, whether the additional terms are written or verbal, we could be prevented from recognizing revenue in accordance with our plans. Furthermore, depending on when we learn of unauthorized actions and the size of transactions involved, we may have to restate revenue for a previously reported period, which would seriously harm our business, operating results and financial condition.

The outcome of litigation pending against us could require us to expend significant resources and could harm our business and financial resources.

Note 13 to our Condensed Consolidated Financial Statements included in this Annual Report on Form 10-K describes the litigation pending against us and our directors and officers. The uncertainty associated with substantial unresolved lawsuits or future lawsuits could harm our business, financial condition and reputation. The defense of the lawsuits could result in the diversion of our management’s time and attention away from business operations, which could harm our business. Negative developments with respect to the lawsuits could cause our stock price to decline. In addition, although we are unable to determine the amount, if any, that we may be required to pay in connection with the resolution of the current lawsuits or any future lawsuit by settlement or otherwise, any such payment could seriously harm our financial condition and liquidity.

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

Reuters has a royalty free license to some of our products.

We license from Reuters the intellectual property that was incorporated into early versions of some of our software products. We do not own this licensed technology. Because Reuters has access to intellectual property used in our products, it could use this intellectual property to compete with us. Reuters is not restricted from using the licensed technology it has licensed to us to produce products that compete with our products, and it can grant limited licenses to the licensed technology to others who may compete with us. In addition, we must license to Reuters some of the products we own and the source code for one of our messaging products through December 2012. This may place Reuters in a position to more easily develop products that compete with ours.

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

Our principal administrative, sales, marketing, service and research and development facilities are located in a four building campus totaling approximately 292,000 square feet in Palo Alto, California, which we purchased in June 2003. In connection with the purchase, we entered into a 51-year lease of the land upon which the buildings are located. Further information on the terms of the building acquisition can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operation” and Note 7 to our Consolidated Financial Statements included in this Annual Report on Form 10-K.

In addition to our Palo Alto campus, we lease facilities in Maidenhead, England, to serve as our EMEA headquarters; as well as Pune, India; Munich, Germany; Gothenburg, Sweden; and Sydney, Australia; which are primarily used for sales, field support, or research and development. We also lease facilities in approximately 60 other cities throughout the world. Lease terms range from month-to-month on certain offices to ten years on certain direct leases. We are continuously evaluating the adequacy of existing facilities and additional facilities in new cities, and we believe that suitable additional space will be available in the future on commercially reasonable terms as needed.

We have certain facilities under lease that are in excess of our requirements that we no longer occupy and do not intend to occupy. Currently, the majority of these vacated facilities are occupied by our tenants; however, the subleases will expire in various lengths. The estimated loss on excess facilities net of sublease income has been included in the accrued excess facilities costs on the Consolidated Balance Sheets as of November 30, 2009 and 2008.

ITEM 3.	LEGAL PROCEEDINGS

See Note 13 to our Consolidated Financial Statements included in this Annual Report on Form 10-K for information responsive to this item.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 2009.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the NASDAQ Global Select Market (“NASDAQ”) under the symbol “TIBX.” The following table presents the high and low intra-day sale prices of our common stock on NASDAQ during the fiscal quarters indicated:

Fiscal Year 2009	High	Low
First quarter ended February 1, 2009	$7.34	$4.12
Second quarter ended May 31, 2009	$7.12	$4.38
Third quarter ended August 30, 2009	$9.87	$6.07
Fourth quarter ended November 30, 2009	$10.18	$8.40

Fiscal Year 2008
First quarter ended February 2, 2008	$8.23	$6.50
Second quarter ended June 1, 2008	$8.67	$6.76
Third quarter ended August 31, 2008	$8.78	$6.89
Fourth quarter ended November 30, 2008	$8.43	$3.45

Holders of Record

As of January 15, 2010, there were approximately 1,570 stockholders of record of our common stock.

Dividends

We have never declared or paid any cash dividends on our common stock, and we do not anticipate paying any cash dividends in the foreseeable future.

Equity Compensation Plan Information

The following table sets forth information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of November 30, 2009.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	31,476,784	$8.51	21,628,241	(2)
Equity compensation plans not approved by security holders(1)	142,261	$10.78	891,494

Total	31,619,045	$8.52	22,519,735

(1)	Represents options assumed in connection with our acquisitions.
(2)	This number includes 9,479,211 shares available for future issuance under the 2008 Employee Stock Purchase Plan and 996,422 shares available for future issuance under the 2009 Deferred Compensation Plan.

Performance Graph

The following graph compares the five-year cumulative total return to stockholders on our common stock for the period ending November 30, 2009, with the cumulative total return of the NASDAQ Composite Index and the S&P Information Technology Index. The graph assumes that $100.00 was invested on November 30, 2004 in each of our common stock, the NASDAQ Composite Index and the S&P Information Technology Index, and that all dividends were reinvested. No cash dividends have been declared or paid on our common stock. The comparisons in the table are required by the SEC and are not intended to forecast or be indicative of possible future performance of our common stock.

	As of November 30,
	2004	2005	2006	2007	2008	2009
TIBCO Software Inc.	$100.00	$72.78	$80.96	$68.09	$42.09	$74.78
NASDAQ Composite Index	$100.00	$105.35	$117.80	$128.17	$73.25	$103.36
S&P Information Technology Index	$100.00	$107.00	$114.13	$129.03	$73.19	$114.05

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

In April 2008, our Board of Directors approved a stock repurchase program pursuant to which we may repurchase up to $300.0 million of our outstanding common stock. The remaining authorized amount for stock repurchases under the April 2008 stock repurchase program was approximately $89.8 million as of the end of fiscal year 2009.

The following table provides information about the repurchase of our common stock during the three months ended November 30, 2009:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
August 31 – September 30	718,250	$9.52	718,250	$124,804,688
October 1 – October 31	3,608,700	$9.69	3,608,700	$89,835,375
November 1 – November 30	—	—	—	$89,835,375

Total	4,326,950	$9.66	4,326,950

ITEM 6.	SELECTED FINANCIAL DATA

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

All amounts presented in the table below are stated in thousands, except for per share data.

	Year Ended November 30,
	2009	2008	2007	2006	2005
Selected Consolidated Statements of Operations Data:
Revenue:
License	$247,237	$273,415	$259,313	$240,071	$203,888
Service and maintenance	374,151	371,056	318,073	277,208	242,022

Total revenue	621,388	644,471	577,386	517,279	445,910

Cost of revenue:
License	28,252	30,276	24,024	15,936	12,694
Service and maintenance	130,800	147,622	134,877	117,745	111,499

Total cost of revenue	159,052	177,898	158,901	133,681	124,193

Gross profit	462,336	466,573	418,485	383,598	321,717
Operating expenses:
Research and development	108,691	106,594	92,924	85,923	73,136
Sales and marketing	204,212	224,641	197,397	172,768	140,370
General and administrative	46,666	53,046	51,538	44,139	37,320
Amortization of acquired intangible assets	14,165	16,557	13,164	9,454	8,912
Restructuring charges (adjustment)	—	—	(1,095)	(1,042)	3,905
Acquired in-process research and development	—	—	1,600	—	—

Total operating expenses	373,734	400,838	355,528	311,242	263,643

Income from operations	88,602	65,735	62,957	72,356	58,074
Interest and other income, net	3,983	8,333	17,266	21,373	11,718
Interest expense	(2,968)	(3,238)	(2,824)	(3,171)	(2,711)

Income before income taxes	89,617	70,830	77,399	90,558	67,081
Provision for (benefit from) income taxes	27,097	18,314	25,401	17,694	(5,474)
Minority interest, net of tax	218	105	110	—	—

Net income(1)	$62,302	$52,411	$51,888	$72,864	$72,555

Net income per share:
Basic(1)	$0.37	$0.29	$0. 26	$0.35	$0.34
Diluted(1)	$0.36	$0.29	$0. 25	$0.33	$0.32
Shares used in computing net income per share:
Basic	168,970	180,525	198,885	209,538	213,263
Diluted	172,328	183,742	205,316	218,075	223,977

(1)	Net income and net income per share include the impact of share-based payments of $23.5 million, $21.0 million, $17.6 million and $15.8 million for fiscal years 2009, 2008, 2007 and 2006, respectively, which are not included in years prior to 2006.

	As of November 30,
	2009	2008	2007	2006	2005
Selected Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$292,836	$267,473	$265,771	$539,570	$477,638
Working capital	218,055	195,822	238,894	529,000	458,685
Total assets	1,166,339	1,088,568	1,198,459	1,226,359	1,122,424
Total long-term debt	42,525	44,558	46,482	48,345	50,143
Total stockholders’ equity	796,749	741,643	855,396	946,007	873,619

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Forward-looking statements relate to expectations concerning future events or matters that are not historical facts. Words such as “projects,” “believes,” “anticipates,” “plans,” “expects,” “intends,” “strategy,” “continue,” “will,” “estimate,” “forecast” and similar words and expressions are intended to identify forward-looking statements, although these words are not the only means of identifying these statements. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, these expectations or any of the forward-looking statements could prove to be incorrect, and actual results could differ materially from those projected or assumed in the forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to risks and uncertainties, including, but not limited, to the factors set forth under Item 1A. “Risk Factors.” This discussion should be read in conjunction with our Consolidated Financial Statements and accompanying notes which appear elsewhere in this Annual Report on Form 10-K. All forward-looking statements and reasons why results may differ included in this Annual Report on Form 10-K are made as of the date hereof, and we assume no obligation to update any such forward-looking statements or reasons why actual results may differ.

Executive Overview

Our products are currently licensed by companies worldwide in diverse industries such as energy, financial services, government, insurance, life sciences, logistics, manufacturing, retail, telecommunications, and transportation. We sell our products through a direct sales force and through alliances with leading software vendors and system integrators.

Our revenue consists primarily of license and maintenance fees from our customers and distributors. In addition, we receive fees from our customers for providing consulting services. We also receive revenue from our strategic relationships with business partners who embed our products in their software, hardware and networking systems as well as from systems integrators who resell our products.

Our revenue is generally derived from a diverse customer base. No single customer represented greater than 10% of total revenue in fiscal years 2009, 2008 or 2007. As of November 30, 2009 and 2008, no single customer had a balance in excess of 10% of our net accounts receivable. We establish allowances for doubtful accounts based on our evaluation of collectability and an allowance for returns and discounts based on specifically identified credits and historical experience.

For the fiscal year ended November 30, 2009, we recorded total revenue of $621.4 million, a decrease of 4% over fiscal 2008. License revenue was $247.2 million, 10% less than the previous year. In addition, we generated cash flow from operations of $115.4 million, for a decrease of 24% year-over-year. Diluted earnings per share under generally accepted accounting principles in the United States of America (“GAAP”) was $0.36 in fiscal year 2009 as compared to $0.29 for the fiscal year 2008 for an increase of 24%. We ended the year with $292.8 million in cash, cash equivalents and short-term investments, while also having repurchased approximately $106.4 million of our common stock during the year.

Critical Accounting Policies, Judgments and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our Consolidated Financial Statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates, assumptions and judgments that can have a significant impact on the reported amounts of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of our financial statements. We base our estimates, assumptions and judgments on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. On a regular basis we evaluate our estimates, assumptions and judgments and make changes accordingly. We also discuss our critical accounting estimates with the Audit Committee of our Board of Directors. We believe that the estimates, assumptions and judgments involved in revenue recognition, allowances for doubtful accounts, returns and discounts, stock-based compensation, business combination, impairment of goodwill, intangible assets and long-lived assets, and accounting for income taxes have the greatest potential impact on our Consolidated Financial Statements, so we consider these to be our critical accounting policies.

We discuss below the critical accounting estimates associated with these policies. Historically, our estimates, assumptions and judgments relative to our critical accounting policies have not differed materially from actual results. For further information on our significant accounting policies, see Note 2 to our Consolidated Financial Statements included in this Annual Report on Form 10-K.

Revenue Recognition.    We recognize license revenue when a signed contract or other persuasive evidence of an arrangement exists, the software has been shipped or electronically delivered, the license fee is fixed or determinable, and collection of the resulting receivable is probable. When contracts contain multiple elements wherein vendor specific objective evidence (“VSOE”) of fair value exists for all undelivered elements, we account for the delivered elements in accordance with the Residual Method prescribed by the authoritative guidance. VSOE of fair value for maintenance and support is established by a stated renewal rate included in the license arrangement or rates charged in stand-alone sales of maintenance and support. We recognize revenue on shipments to resellers when evidence of an end-user arrangement exists. We record revenue net of related costs to the resellers. Provided all other revenue criteria are met, the upfront, minimum, non-refundable license fees from OEM customers are generally recognized upon delivery and on-going royalty fees are generally recognized upon reporting of units shipped.

We assess whether the fee is fixed or determinable, and collection is probable, at the time of the transaction. In determining whether the fee is fixed or determinable, we compare the payment terms of the transaction to our standard payment terms. If a significant portion of the fee is considered to have extended payment terms, we account for the fee as not being fixed or determinable and recognize revenue as the payments become due. We assess whether collection is probable based on a number of factors, including the customer’s past transaction history and credit-worthiness. We do not request collateral from our customers. If we determine that collection of a fee is not probable, we defer the fee and recognize revenue at the time collection becomes probable, which is generally upon receipt of cash.

First-year maintenance typically is sold with the related software license and renewed on an annual basis thereafter. Maintenance revenue is deferred and recognized ratably over the term of the maintenance and support period. Consulting and training revenues are typically recognized as the services are performed, usually on a time and materials basis. Such services primarily consist of implementation services related to the installation of our products and generally do not include significant customization, or development of, the underlying software code, typically twelve months.

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

For license and professional service arrangements that do not qualify for separate accounting, such as arrangements that involve significant modification or customization of the software, arrangements that include milestones or customer specific acceptance criteria, or where payment for the software license is tied to the performance of professional services, software license revenue is generally recognized together with the professional services revenue using either the percentage-of-completion or completed-contract method. The completed contract method is used for contracts where there is a risk over final acceptance by the customer or for contracts that are short term in nature. Under the percentage-of-completion method, revenue recognized is equal to the ratio of costs expended to date to the anticipated total contract costs, based on current estimates of costs to complete the project. If there are milestones or acceptance provisions associated with the contract, the revenue recognized will not exceed the most recent milestone achieved or acceptance obtained. If the total estimated costs to complete a project exceed the total contract amount, indicating a loss, the entire anticipated loss would be recognized currently.

Significant management judgments and estimates must be made in connection with determination of the revenue to be recognized in any accounting period. If we made different judgments or utilized different estimates for any period, material differences in the amount and timing of revenue recognized could result.

Allowances for Doubtful Accounts, Returns and Discounts.    We establish allowances for doubtful accounts, returns and discounts based on our review of credit profiles of our customers, contractual terms and conditions, current economic trends and historical payment, return and discount experience. We reassess the allowances for doubtful accounts, returns and discounts each period. Historically, our actual losses and credits have been consistent with these provisions. However, unexpected events or significant future changes in trends could result in a material impact to our future statements of operations and of cash flows. If we made different judgments or utilized different estimates for any period, material differences in the amount and timing of revenue or bad debt expense recognized could result. Our allowances for doubtful accounts, returns and discounts as a percentage of net revenues were approximately 1% in fiscal years 2009, 2008 and 2007. See Note 6 to our Consolidated Financial Statements included in this Annual Report on Form 10-K for a summary of activities during the years reported.

Stock-Based Compensation.    We recognize the costs of employee services received in share-based payment transactions according to the fair value provisions of the current share-based payment guidance. The fair value of employee services received in stock-based payment transactions is estimated at the grant date and recognized over the requisite service period. Determining the appropriate fair value model and calculating the fair value of stock-based awards requires judgment, including estimating stock price volatility, forfeiture rates and expected life.

We selected the Black-Scholes option pricing model as the most appropriate method for determining the estimated fair value of our share-based awards. The Black-Scholes model requires the use of highly subjective and complex assumptions which determine the fair value of share-based awards, including the option’s expected term and the price volatility of the underlying stock. Our current estimate of volatility is based on historical and market-based implied volatilities of our stock price. To the extent volatility of our stock price increases in the future, our estimates of the fair value of options granted in the future could increase, thereby increasing stock-based compensation cost recognized in future periods. We derive the expected term assumption primarily based on our historical settlement experience, while giving consideration to options that have not yet completed a full life cycle. Stock-based compensation cost is recognized only for awards ultimately expected to vest. Our estimate of the forfeiture rate is based primarily on our historical experience. To the extent we revise this estimate in the future, our share-based compensation cost could be materially impacted in the quarter of revision, as well as in the following quarters. In the future, as empirical evidence regarding these input estimates is available to provide more directionally predictive results, we may change or refine our approach of deriving these input estimates.

These changes could impact the fair value of stock options granted in the future and associated share-based compensation cost recognized in our financial statements. Refer to Note 2 and Note 15 to our Consolidated Financial Statements included in this Annual Report on Form 10-K for further details.

Business Combination.    In accordance with authoritative guidance, we allocate the purchase price of acquired companies to the tangible and intangible assets acquired, liabilities assumed and as well as to in-process research and development based upon their estimated fair values at the acquisition date. The purchase price allocation process requires our management to make significant estimates and assumptions, especially at the acquisition date with respect to intangible assets, support obligations assumed, estimated restructuring liabilities and pre-acquisition contingencies.

Although we believe the assumptions and estimates we have made in the past have been reasonable and appropriate, they are based in part on historical experience and information obtained from the management of the acquired companies and are inherently uncertain. The purchase price allocation process requires us to use significant estimates and assumptions, including fair value estimates, as of the business combination date including:

•	estimated fair values of intangible assets acquired from the acquiree;

•	estimated fair values of software license updates and product support obligations assumed from the acquiree;

•	estimated income tax assets and liabilities assumed from the acquiree;

•	estimated value of restructuring liabilities to reorganize the acquiree’s pre-acquisition operations in;

•	estimated fair values of stock awards assumed from the acquiree that are included in the purchase price; and

•	estimated fair value of pre-acquisition contingencies assumed from the acquiree.

Impairment of Goodwill, Intangible Assets and Long-Lived Assets.    Our goodwill and intangible assets result from our corporate acquisition transactions. Goodwill and intangible assets with indefinite useful lives are not amortized, but are instead tested for impairment at least annually or as circumstances indicate their value may no longer be recoverable. We do not carry any intangible assets with indefinite useful lives other than goodwill. We generally perform our annual impairment test at the end of the fiscal year. As we operate our business in one reporting unit, our goodwill is tested for impairment at the enterprise level. Goodwill impairment testing is a two-step process. For the first step, we screen for impairment, and if any possible impairment exists, we undertake a second step of measuring such impairment by performing the discounted cash flow analyses. These analyses are based on cash flow assumptions that are consistent with the plans and estimates being used to manage our business. In the first step, we review the carrying amount of our reporting unit at enterprise level compared to the “fair value” of the enterprise based on quoted market prices of our common stock. An excess carrying value to fair value would indicate that goodwill may be impaired. If we determined that goodwill may be impaired, then we would compare the “implied fair value” of the goodwill. We periodically re-evaluate our business and have determined that we continue to operate in one segment, which we consider our sole reporting unit. If our assumptions change in the future, we may be required to record impairment charges to reduce the carrying value of our goodwill. Changes in the valuation of goodwill could materially impact our operating results and financial position.

We evaluate the recoverability of our long-lived assets including amortizable intangible and tangible assets in accordance with authoritative guidance. When events or changes in circumstances indicate that the carrying amount of long-lived assets may not be recoverable, we recognize such impairment in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets. Our acquired intangible assets with definite useful lives are amortized on a straight line basis over their useful lives, and periodically tested for impairment. We have not recorded any impairment losses to date. As of November 30,

2009, we had $374.3 million of goodwill, $94.6 million of property and equipment and $83.1 million of acquired intangible assets. If our estimates or the related assumptions change in the future, we may be required to record impairment charges to reduce the carrying value of these assets. Changes in the valuation of long-lived assets could materially impact our operating results and financial position.

To date, there have been no impairments of goodwill, intangibles and long-lived assets.

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

We assess the likelihood that we will be able to recover our deferred tax assets. We consider all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. If it is not more likely than not that we will recover our deferred tax assets, we will increase our provision for taxes by recording a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable. The available positive evidence at November 30, 2009 included historical operating profits and a projection of future income sufficient to realize most of our remaining deferred tax assets. We recorded a valuation allowance of $0.7 million in fiscal year 2009 related to excess foreign tax credit. As of November 30, 2009, it was considered more likely than not that our deferred tax assets would be realized with the exception of certain capital loss and foreign tax credit carryovers as we cannot forecast sufficient future capital gains or foreign source income to realize these deferred tax assets. The remaining valuation allowance of approximately $8.7 million as of November 30, 2009 will result in an income tax benefit if and when we conclude it is more likely than not that the related deferred tax assets will be realized.

As of November 30, 2009, we believed that the amount of deferred tax assets recorded on our balance sheet would ultimately be recovered. However, should there be a change in our ability to recover our deferred tax assets, our tax provision would increase in the period in which we determine that it is more likely than not that we cannot recover our deferred tax assets. If we have to re-establish a full valuation allowance against our deferred tax assets, it would result in an increase of $38.0 million to income tax expense.

U.S. income taxes and foreign withholding taxes have not been provided on a cumulative total of $42.5 million of undistributed earnings for certain non-U.S. subsidiaries. With the exception of our subsidiaries in the United Kingdom and Japan, net undistributed earnings of our foreign subsidiaries are considered to be indefinitely reinvested, and accordingly, no provision for U.S. income taxes has been provided thereon. We have sufficient cash reserves in the U.S. and do not require repatriation of our foreign earnings. We intend to use the undistributed earnings for acquisitions, local operations expansion and to meet local operating expense requirements. Upon distribution of these earnings in the form of dividends or otherwise, we will be subject to U.S. income taxes net of available foreign tax credits associated with these earnings. Determination of the amount of unrecognized deferred tax liability related to these earnings is not practicable.

See Note 19 to our Consolidated Financial Statements included in this Annual Report on Form 10-K.

Results of Operations

The following table presents certain Consolidated Statements of Operations data as percentages of total revenue for the periods indicated:

	Year Ended November 30,
	2009	2008	2007
Revenue:
License	40%	42%	45%
Service and maintenance	60	58	55

Total revenue	100	100	100

Cost of revenue:
License	5	5	4
Service and maintenance	21	23	24

Total cost of revenue	26	28	28

Gross profit	74	72	72

Operating expenses:
Research and development	17	17	16
Sales and marketing	33	35	34
General and administrative	8	8	9
Amortization of acquired intangible assets	2	2	2
Restructuring adjustment	—	—	—
Acquired in-process research and development	—	—	—

Total operating expenses	60	62	61

Income from operations	14	10	11
Interest income	—	1	3
Interest expense	—	—	(1)
Other income (expense), net	—	—	—

Income before provision for income taxes	14	11	13
Provision for income taxes	4	3	4

Net income	10%	8%	9%

In August 2009, we acquired DataSynapse, Inc. (“DataSynapse”), a provider of enterprise grid and cloud computing software. In September 2008, we acquired Insightful Corporation (“Insightful”), a provider of statistical data analysis and data mining solutions software. In June 2007, we acquired Spotfire Holdings, Inc. (“Spotfire”), a leading provider of next-generation business intelligence software. DataSynapse is included in our SOA product group and Insightful and Spotfire are now included in our business optimization product group. Our Consolidated Results of Operations have included incremental revenue and costs related to the DataSynapse, Insightful and Spotfire operations since the date of acquisition. In connection with these acquisitions, we have incurred additional expenses, including amortization of intangible assets and acquired technology; stock-based compensation; personnel and related costs; facility and infrastructure costs; and other charges.

All amounts presented in the tables in the Results of Operations are stated in thousands of dollars, except percentages and unless otherwise stated.

Total Revenue

Our total revenue consisted primarily of license, service and maintenance fees from our customers and partners.

	Year Ended November 30,			Percentage Change
	2009	2008	2007	2008 to 2009	2007 to 2008
Total revenue	$621,388	$644,471	$577,386	(4)%	12%

Total revenue in fiscal year 2009 compared to fiscal year 2008 decreased by $23.1 million or 4%. The decrease was primarily due to a $26.2 million or 10% decrease in license revenue, which was partially offset by a $3.1 million or 1% increase in service and maintenance revenue. Our total revenue decreased by $14.4 million or 23% in the APJ, $5.5 million or 2% in Americas and $3.2 million or 1% in EMEA in fiscal year 2009. See Note 22 to our Consolidated Financial Statements included in this Annual Report on Form 10-K for further details on total revenue by region.

We had no single customer that accounted for more than 10% of total revenue in fiscal years 2009, 2008 or 2007. Our products are licensed by companies worldwide in diverse industries, and a high percentage of our revenue is from the financial services, telecommunications, life sciences, government, and energy sectors.

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

License Revenue and Costs

	Year Ended November 30,			Percentage Change
	2009	2008	2007	2008 to 2009	2007 to 2008
License revenue	$247,237	$273,415	$259,313	(10)%	5%
Percentage of total revenue	40%	42%	45%
Cost of license revenue	$28,252	$30,276	$24,024	(7)%	26%
Percentage of total revenue	5%	5%	4%
Percentage of license revenue	11%	11%	9%

We license a wide range of products to customers in various industries and geographic regions. License revenue decreased by $26.2 million or 10% in fiscal year 2009 compared to fiscal year 2008. The reduction was primarily due to a decrease in revenue from life sciences, insurance and manufacturing sectors. The decrease was partially offset by an increase in revenue from the government, telecommunications and energy sectors. License revenue increased by $14.1 million or 5% in fiscal year 2008 compared to fiscal year 2007, primarily due to an increase in revenue from life sciences, government and manufacturing sectors. The increase was partially offset by a decrease in revenue from the financial services sector.

Our license revenue in fiscal years 2009, 2008 and 2007 was derived from the following three product solutions: SOA, business optimization and BPM.

	Year Ended November 30,
	2009	2008	2007
SOA	62%	56%	65%
Business optimization	25	32	19
BPM	13	12	16

Total license revenue	100%	100%	100%

Our license revenue in a particular period is dependent upon the timing and number of license deals and their relative size. Selected data about our license revenue deals recognized for the respective periods is summarized as follows:

	Year Ended November 30,
	2009	2008	2007
Number of license deals of $1.0 million or more	58	55	54
Number of license deals of $0.1 million or more	366	414	376
Average size of license deals of $0.1 million or more (in millions)	$0.6	$0.6	$0.6

Cost of license revenue mainly consisted of royalty costs and amortization of developed technologies acquired through corporate acquisitions. Cost of license revenue decreased by $2.0 million or 7% in fiscal year 2009 compared to fiscal year 2008, and increased by $6.3 million or 26% in fiscal year 2008 compared to fiscal year 2007. The decrease in fiscal year 2009 was primarily due to a $2.3 million decrease in amortization of acquired technologies, mainly associated with the Staffware acquired technologies which were fully amortized in the second quarter of fiscal year 2009. The decrease was partially offset by a $0.3 million increase in royalty costs. The increase in fiscal year 2008 was primarily due to a $5.4 million increase in amortization of acquired technologies, mainly associated with the Spotfire acquisition, and a $1.0 million increase in royalty costs for third party software embedded in our products.

Service and Maintenance Revenue and Costs

	Year Ended November 30,			Percentage Change
	2009	2008	2007	2008 to 2009	2007 to 2008
Service and maintenance revenue	$374,151	$371,056	$318,073	1%	17%
Percentage of total revenue	60%	58%	55%
Cost of service and maintenance revenue	$130,800	$147,622	$134,877	(11)%	9%
Percentage of total revenue	21%	23%	24%
Percentage of service and maintenance revenue	35%	40%	42%

Service and maintenance revenue increased by $3.1 million or 1% in fiscal year 2009 compared to fiscal year 2008. The increase in fiscal year 2009 was the result of a $17.3 million increase in maintenance revenue, which was partially offset by a $14.2 million decrease in consulting and training services revenue. Service and maintenance revenue increased by $53.0 million or 17% in fiscal year 2008 compared to fiscal year 2007. The increase in fiscal year 2008 was the result of a $14.5 million increase in consulting and training services revenue and a $38.5 million increase in maintenance revenue. In fiscal year 2008, consulting revenue increased due to an increase in both the number and size of engagements, reflecting our increased focus on providing more services to customers. Maintenance revenue increased primarily due to continued growth in our installed software base in fiscal years 2009 and 2008 and to the Spotfire acquisition in fiscal year 2007.

Cost of service and maintenance revenue consisted primarily of compensation and other related expenses for consultants, customer support personnel and third-party contractors associated with providing consulting services and stock-based compensation expense. The cost of service and maintenance revenue decreased as a percentage of total revenue in fiscal year 2009 compared to fiscal year 2008 and in fiscal year 2008 compared to fiscal year 2007, as a result of efforts to increase utilization of our consulting staff as well as an increase in the relative proportion of maintenance revenue. The $16.8 million or 11% decrease in fiscal year 2009 compared to fiscal year 2008 resulted primarily from a decrease of $7.7 million in employee-related expenses, a decrease of $3.6 million in subcontractors costs, a decrease of $3.0 million in travel expenses and a decrease of $2.1 million in facilities expenses. The decreases in employee-related expenses and travel expenses were primarily due to a reduction in salaries and travel. Decreased subcontractors costs were also directly related to decreased service revenue in fiscal year 2009. The $12.7 million or 9% increase in fiscal year 2008 compared to fiscal year 2007 resulted primarily from an increase of $8.7 million in employee-related expenses, an increase of $2.2 million in subcontractors costs, an increase of $1.2 million in travel expenses and an increase of $0.7 million in facilities expenses. This increase was partially offset by a $0.3 million decrease in information technology-related expenses. Increased employee-related expenses were primarily due to an increase in professional services and customer support staff. Increased subcontractors costs were also directly related to increased service revenue in fiscal year 2008.

Research and Development Expenses

Research and development expenses consisted primarily of employee-related expenses, including salary, bonus, benefits, stock-based compensation expenses, recruiting expense and office support, third-party contractor fees and related costs associated with the development and enhancement of our products.

	Year Ended November 30,			Percentage Change
	2009	2008	2007	2008 to 2009	2007 to 2008
Research and development expenses	$108,691	$106,594	$92,924	2%	15%
Percentage of total revenue	17%	17%	16%

Total research and development expenses increased by $2.1 million or 2% in fiscal year 2009 compared to fiscal year 2008 and was primarily due to a $4.3 million increase in employee-related expenses, which was partially offset by a $1.2 million decrease in facilities expenses, a $0.7 million decrease in travel expenses and a $0.5 million decrease in contractor expenses. The increase in employee-related expenses was primarily due to an increase in variable compensation.

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

	Year Ended November 30,			Percentage Change
	2009	2008	2007	2008 to 2009	2007 to 2008
Sales and marketing expenses	$204,212	$224,641	$197,397	(9)%	14%
Percentage of total revenue	33%	35%	34%

Total sales and marketing expenses decreased by $20.4 million or 9% in fiscal year 2009 compared to fiscal year 2008 and was primarily due to a $15.2 million decrease in employee-related expenses, a $4.9 million decrease in travel expenses and a $2.9 million decrease in marketing programs, which were partially offset by a $2.1 million increase in referral fees. The decrease in employee-related expenses was primarily due to a reduction in salaries, benefits and commissions.

Total sales and marketing expenses increased by $27.2 million or 14% in fiscal year 2008 compared to fiscal year 2007 and was primarily due to a $21.5 million increase in employee-related expenses, a $2.8 million increase in marketing programs, a $1.6 million increase in referral fees and a $0.7 million increase in travel expenses. The increase in employee-related expenses was due to an increase in headcount mainly attributable to the Spotfire acquisition and an increase in quota carrying sales representatives. The increases in travel expenses and marketing programs were due to increased sales and marketing activities and travel costs related to sales and marketing.

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

	Year Ended November 30,			Percentage Change
	2009	2008	2007	2008 to 2009	2007 to 2008
General and administrative expenses	$46,666	$53,046	$51,538	(12)%	3%
Percentage of total revenue	8%	8%	9%

Total general and administrative expenses decreased by $6.4 million or 12% in fiscal year 2009 compared to fiscal year 2008 and was primarily due to a $3.4 million decrease in consulting expenses, a $1.8 million decrease in fees and charges and a $1.7 million decrease in employee-related expenses. The decrease in consulting expenses was primarily due to reduction in the use of consultants and lower billing rates for the consultants.

The $1.5 million or 3% increase in general and administrative expenses in fiscal year 2008 compared to fiscal year 2007 was primarily due to a $3.5 million increase in employee-related expenses and a $1.0 million increase in fees and charges, which were partially offset by a $3.1 million decrease in consulting expenses. The increase in employee-related expenses was due to increased headcount and annual salary adjustments. Our fiscal year 2008 general and administrative expenses included incremental costs attributable to the Spotfire acquisition.

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

	Year Ended November 30,			Percentage Change
	2009	2008	2007	2008 to 2009	2007 to 2008
Amortization of acquired intangible assets:
In cost of revenue	$13,463	$15,745	$10,326
In operating expenses	14,165	16,557	13,164

Total amortization expenses	$27,628	$32,302	$23,490	(14)%	38%

Percentage of total revenue	4%	5%	4%

Amortization expenses decreased by $4.7 million or 14% in fiscal year 2009 compared to fiscal year 2008. The decreases in amortization expenses in fiscal year 2009 were primarily due to the Staffware acquired technologies which were fully amortized in the second quarter of fiscal year 2009. The decreases were partially offset by the additional amortization related to intangible assets acquired in the acquisition of DataSynapse in the third quarter of fiscal year 2009. Amortization expenses increased by $8.8 million or 38% in fiscal year 2008 compared to fiscal year 2007. The increases in amortization expenses in fiscal year 2008 were primarily due to the additional amortization related to intangible assets acquired in the acquisition of Insightful in the fourth quarter of fiscal year 2008 and Spotfire in the third quarter of fiscal year 2007. See Note 8 to our Consolidated Financial Statements included in this Annual Report on Form 10-K for further details on acquired intangible assets.

Restructuring Adjustment

	Year Ended November 30,			Percentage Change
	2009	2008	2007	2008 to 2009	2007 to 2008
Restructuring adjustment	$—	$—	$(1,095)	n/a	n/a
Percentage of total revenue	—%	—%	—%

In the third quarter of fiscal year 2007, we recorded a $1.1 million credit adjustment to the restructuring charge related to properties vacated in connection with the consolidation of our facilities in fiscal year 2002. The adjustment resulted from revised estimates of future sublease income due to the recovery of the applicable real estate market and the additions of new tenants. Currently, the majority of our previously vacated facilities under prior restructuring programs are now occupied by tenants.

Also see Note 9 to our Consolidated Financial Statements included in this Annual Report on Form 10-K for further discussion on restructuring charges.

Acquired In-Process Research and Development

	Year Ended November 30,			Percentage Change
	2009	2008	2007	2008 to 2009	2007 to 2008
Acquired in-process research and development	$—	$—	$1,600	n/a	n/a
Percentage of total revenue	—%	—%	—%

In the third quarter of fiscal year 2007, in conjunction with our acquisition of Spotfire, we recorded acquired in-process research and development (“IPR&D”) charges of $1.6 million. Our methodology for allocating the purchase price relating to acquired IPR&D was determined through established valuation techniques. Acquired IPR&D was expensed upon acquisition as technological feasibility had not been established and no future alternate use existed.

Stock-Based Compensation

The stock-based compensation expenses included in our Consolidated Statements of Operations corresponding to the same functional lines as cash compensation paid to the same employees in the respective departments are as follows:

	Year Ended November 30,			Percentage Change
	2009	2008	2007	2008 to 2009	2007 to 2008
Stock-based compensation expenses:
Cost of license	$39	$33	$31
Cost of service and maintenance	2,487	2,579	2,434

Total in cost of revenue	2,526	2,612	2,465	(3)%	6%
Research and development	5,597	4,584	3,712
Sales and marketing	7,440	6,963	5,695
General and administrative	7,983	6,813	5,691

Total in operating expenses	21,020	18,360	15,098	14%	22%

Total	$23,546	$20,972	$17,563	12%	19%

Percentage of total revenue	4%	3%	3%

We utilize the Black-Scholes option pricing model to value equity instruments. The Black-Scholes model was developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. Because our employee stock options have certain characteristics that are significantly different from traded options, and because changes in the subjective assumptions can materially affect the estimated value, in management’s opinion, the existing valuation model may not provide an accurate measure of the fair value of our employee stock options. Although the fair value of employee stock options is determined using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.

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

Interest Income

	Year Ended November 30,			Percentage Change
	2009	2008	2007	2008 to 2009	2007 to 2008
Interest income	$2,265	$9,115	$18,447	(75)%	(51)%
Percentage of total revenue	—%	1%	3%

Interest income decreased by $6.9 million or 75% in fiscal year 2009 compared to fiscal year 2008 and by $9.3 million or 51% in fiscal year 2008 compared to fiscal year 2007. The decreases in interest income in fiscal year 2009 compared to fiscal year 2008 and in fiscal year 2008 compared to fiscal year 2007 were primarily due to lower returns from investments.

Interest Expense

	Year Ended November 30,			Percentage Change
	2009	2008	2007	2008 to 2009	2007 to 2008
Interest expense	$(2,968)	$(3,238)	$(2,824)	(8)%	15%
Percentage of total revenue	—%	—%	(1)%

Interest expense decreased by $0.3 million or 8% in fiscal year 2009 compared to fiscal year 2008 and increased by $0.4 million or 15% in fiscal year 2008 compared to fiscal year 2007. Interest expense was primarily related to a $54.0 million mortgage note issued in connection with the purchase of our corporate headquarters. The mortgage note payable carries a 20-year amortization, and in the second quarter of fiscal year 2007, we amended the mortgage note payable such that it now carries a fixed annual interest rate of 5.50%. The balance of the mortgage note as of November 30, 2009, was $42.5 million. The $34.4 million principal balance that will remain at the end of the ten-year term will be due as a final lump sum payment on July 1, 2013. See Note 10 to our Consolidated Financial Statements included in this Annual Report on Form 10-K for further detail on the mortgage note payable.

Other Income (Expense), net

Other income (expense), net, included realized gains and losses on investments, foreign exchange gain (loss) and other miscellaneous income and expense items.

	Year Ended November 30,			Percentage Change
	2009	2008	2007	2008 to 2009		2007 to 2008
Other income (expense):
Foreign exchange gain (loss)	$1,655	$(1,081)	$(1,502)
Realized gain (loss) on short-term investments	(108)	235	(312)
Realized gain on other investments	—	125	64
Other income (expense), net	171	(61)	569

Total other income (expense), net	$1,718	$(782)	$(1,181)	*	%	(34)%

Percentage of total revenue	—%	—%	—%

*	Percentage is not meaningful

The increase in other income (expense) in absolute dollars in fiscal year 2009 compared to fiscal year 2008 was primarily due to a $1.7 million foreign exchange gain in fiscal year 2009 compared to a $1.1 million loss in fiscal year 2008.

The increase in other income (expense) in absolute dollars in fiscal year 2008 compared to fiscal year 2007 was primarily due to a $0.4 million in foreign exchange improvement compared to losses in the prior year, a $0.2 million gain from the sale of a short-term investment and a $0.1 million gain from the sale of a long-term private equity investment.

Income Taxes

	Year Ended November 30,			Percentage Change
	2009	2008	2007	2009 to 2008	2007 to 2008
Provision for (benefit from) income tax	$27,097	$18,314	$25,401	48%	(28)%
Effective tax rate	30%	26%	33%

The effective tax rate was 30%, 26% and 33% in fiscal years 2009, 2008 and 2007, respectively. The effective tax rate in fiscal year 2009 differed from the statutory rate of 35% primarily due to the benefits resulting from the reorganization of certain foreign entities, foreign income taxed at rates lower than the U.S. statutory rate and research and development credits which was partially offset by the tax impact of certain stock compensation charges and state income tax expense. The effective tax rate in fiscal year 2008 differed from the statutory rate of 35% primarily due to the benefits resulting from the reorganization of certain foreign entities, foreign income taxed at rates lower than the U.S. statutory rate, research and development credits and the release of valuation allowance resulting from the ability to claim capital loss and foreign tax credit carryovers, which was partially offset by the tax impact of certain stock compensation charges and state income tax expense. The effective tax rate in fiscal year 2007 differed from the statutory rate of 35% primarily due to research and development credits and the release of valuation allowance resulting from the ability to claim foreign tax credits against our foreign source income, which was partially offset by the tax impact of certain stock compensation charges and state income tax expense.

In February 2009, the California 2009-2010 budget legislation was signed into law. One of the major components of this legislation is the ability to elect to apply a single sales factor apportionment for years beginning after January 1, 2011. As a result of our anticipated election of the single sales factor, we are required to re-measure our deferred taxes taking into account the reversal pattern and the expected California tax rate under the elective single sales factor. We have determined that by electing a single sales factor apportionment, our California deferred tax assets will decrease by approximately $1.1 million (net of federal benefit). The tax impact of $1.1 million has been recorded as a discrete item in the first quarter of fiscal year 2009.

See Note 19 to our Consolidated Financial Statements included in this Annual Report on Form 10-K.

Liquidity and Capital Resources

Current Cash Flows

As of November 30, 2009, we had cash, cash equivalents and short-term investments totaling $292.8 million, representing an increase of $25.4 million from November 30, 2008. Our total cash and cash equivalents balance was $292.5 million as of November 30, 2009. As of November 30, 2009, our short-term available-for-sale investments totaled $0.3 million, consisting of mortgage-backed securities.

Net cash provided by operating activities in fiscal year 2009 was $115.4 million, resulting from net income of $62.3 million and adjusted for $59.6 million in non-cash charges, which were partially offset by a $6.5 million net change in assets and liabilities. The non-cash charges included depreciation and amortization, tax benefits related to stock benefit plans, stock-based compensation, other non-cash adjustments and minority interest, less deferred income tax and excess tax benefits from stock-based compensation recorded in financing activities. Net change in assets and liabilities included an increase in accounts receivable due to increased total revenue in the fourth quarter of fiscal year 2009, a decrease in prepaid expenses and other assets, an increase in accounts payable, a decrease in accrued liabilities and excess facilities costs and an increase in deferred revenue.

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

Net cash used in investing activities was $22.7 million in fiscal year 2009, resulting primarily from cash used, net of cash acquired, of $27.3 million for the DataSynapse acquisition, cash used of $5.4 million in capital expenditures and $2.6 million in restricted cash pledged as security, which were partially offset by the net cash proceeds from short-term investments of $12.4 million and $0.1 million of proceeds from private equity investments. In addition, we used part of the net proceeds from sales of short-term investments to finance our stock repurchase program.

Net cash used in financing activities was $67.7 million in fiscal year 2009, resulting primarily from our $106.4 million repurchase of shares of our common stock on the open market, $2.3 million payment of issuance costs on line of credit and $2.0 million repayment of long-term debt, less $28.4 million cash received from the exercise of stock options and the sale of stock under our Employee Stock Purchase Program and $17.0 million excess tax benefits from stock-based compensation.

In April 2008, our Board of Directors approved a new stock repurchase program pursuant to which we may repurchase up to $300.0 million of our outstanding common stock from time to time in the open market or through privately negotiated transactions. In fiscal year 2009, we repurchased approximately 12.9 million shares of our outstanding common stock at an average price of $8.23 per share pursuant to the programs, for an aggregate purchase price of approximately $106.4 million. As of November 30, 2009, the remaining authorized amount for stock repurchases under the April 2008 stock repurchase program was approximately $89.8 million.

We currently anticipate that our operating expenses will grow in absolute dollars for the foreseeable future, and we intend to fund our operating expenses primarily through cash flows from operations. We believe that our current cash, cash equivalents and short-term investments and amounts available under our line of credit together with expected cash flows from operations will be sufficient to meet our anticipated cash requirements for working capital, capital expenditures, and currently approved stock repurchases for at least the next twelve months. Should demand for our products and services significantly decline over the next twelve months, the available cash provided by operations could be adversely impacted.

Line of Credit

In November 2009, we entered into a $150.0 million unsecured revolving credit facility (the “Credit Agreement”) that matures in November 2012. The revolving credit facility is available for cash borrowings up to $150.0 million, with a sublimit for the issuance of standby letters of credit in a face amount up to $25.0 million and swing line loans up to $10.0 million. At the same time, we canceled an existing standalone irrevocable letter of credit in the amount of $4.5 million in connection with a facility lease and issued a new letter of credit under this facility in the same amount. As of November 30, 2009, no amounts were outstanding under the Credit Agreement and a $4.5 million irrevocable letter of credit was outstanding, leaving $145.5 million of available credit for cash borrowings, of which $20.5 million is available for additional letters of credit. Revolving loans accrue interest at a per annum rate based on either (i) the base rate plus a margin ranging from 2.25% to 3.00%, depending on TIBCO’s consolidated leverage ratio or (ii) the LIBOR rate plus a margin ranging from 3.25% to 4.00%, depending on TIBCO’s consolidated leverage ratio, for various interest periods. The base rate is defined as the highest of (i) the administrative agent’s prime rate (ii) the federal funds rate plus a margin equal to 0.50%, and (iii) except during a period when LIBOR rates are unavailable, the LIBOR rate for a one month interest period plus a margin equal to 1.00%. Swing line loans accrue interest at a per annum rate based on the base rate plus a margin ranging from 2.25% to 3.00%. A commitment fee is applied to the un-borrowed amount at a per annum rate ranging from 0.50% to 0.75%. Under this Credit Agreement, we must maintain a minimum consolidated interest coverage ratio of 3.5:1.0 and a maximum consolidated leverage ratio of 2.5:1.0 in addition to other customary affirmative and negative covenants.

In connection with a facility lease, we have an irrevocable letter of credit in the amount of $4.5 million. The letter of credit automatically renews annually for the duration of the lease term, which expires in December 2010. In November 2009, the initial letter of credit was cancelled under a standalone letter of credit and we issued a new letter of credit under the Credit Agreement, which is subject to the financial covenants defined in the Credit Agreement; see Note 10 for further details. As of November 30, 2009 we were in compliance with all letters of credit covenants.

We have a $20.0 million revolving line of credit that matures on June 17, 2010. The revolving line of credit is available for cash borrowings and for the issuance of letters of credit up to $20.0 million. As of November 30, 2009, no borrowings were outstanding under the facility and two irrevocable letters of credit in the amounts of $13.0 million and approximately $1.0 million were outstanding, leaving $6.0 million of available credit for additional letters of credit or cash borrowings. The $13.0 million irrevocable letter of credit outstanding was issued in connection with the mortgage note payable. The letter of credit automatically renews for successive one-year periods, until the mortgage note payable has been satisfied in full. The approximately $1.0 million irrevocable letter of credit outstanding was issued in connection with a sales transaction denominated in foreign currency and will remain outstanding until July 2012. The line of credit, as amended, contains financial covenants identical to those of the Credit Agreement, as well as other customary affirmative and negative covenants. As of November 30, 2009, we were in compliance with all covenants under the revolving line of credit.

Fair Value Inputs

Beginning in fiscal year 2008, we adopted guidance for fair value measurements. See Note 2 to the Consolidated Financial Statements included in this Annual Report on Form 10-K. Fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. The use of fair value to measure investment instruments, with related unrealized and realized gains or losses on investment, is a component to our consolidated results of operations.

We value our cash, cash equivalents, and investment instruments by using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. The types of instruments valued based on quoted market prices in active markets include money market securities. We do not adjust the quoted price for such instruments. The types of instruments valued based on quoted prices in markets that are not active, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency include mortgage-backed products. The price for each security at the measurement date is derived from various sources. Periodically, management assesses the reasonableness of these sourced prices by comparing them to the prices provided by our portfolio managers to derive the fair value of these financial instruments. Historically, we have not experienced significant deviation between the sourced prices and our portfolio managers’ prices. Management assesses the inputs of the pricing in order to categorize the financial instruments into the appropriate hierarchy levels.

Commitments

In June 2003, we purchased our corporate headquarters with a $54.0 million mortgage note to lower our operating costs. The mortgage note payable carries a 20-year amortization and, as amended in the second quarter of fiscal year 2007, a fixed annual interest rate of 5.50%. The principal balance of $34.4 million that will be remaining at the end of the 10-year term will be due as a final lump sum payment on July 1, 2013. Under the applicable terms of the mortgage note agreements, we are prohibited from acquiring another company without prior consent from the lender unless we maintain at least $50.0 million of cash or cash equivalents and meet other non-financial terms as defined in the agreements. In addition, we are subject to certain non-financial covenants as defined in the agreements. We were in compliance with all covenants as of November 30, 2009.

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

As of November 30, 2009, we had $5.6 million in restricted cash in connection with bank guarantees issued by some of our international subsidiaries. The cash collateral is presented as restricted cash and included in Other Assets in our Consolidated Balance Sheet.

As of November 30, 2009, our contractual commitments associated with indebtedness, lease obligations and restructuring are as follows (in thousands):

	Total	2010	2011	2012	2013	2014	Thereafter
Operating commitments:
Debt principal	$42,525	$2,148	$2,269	$2,397	$35,711	$—	$—
Debt interest	7,768	2,285	2,164	2,036	1,283	—	—
Operating leases	31,124	9,849	8,313	5,648	3,881	2,483	950

	81,417	14,282	12,746	10,081	40,875	2,483	950

Restructuring-related commitments:
Gross lease obligations	8,497	7,288	734	75	75	75	250
Committed sublease income	(2,871)	(2,632)	(239)	—	—	—	—

	5,626	4,656	495	75	75	75	250

Total commitments	$87,043	$18,938	$13,241	$10,156	$40,950	$2,558	$1,200

The obligations disclosed above do not include contractual obligations recorded on our balance sheet as current liabilities except for the current portion of long-term debt. The expected timing of payment amounts of the obligations discussed above is estimated based on current information. Timing and actual amounts paid may differ depending on the timing of receipt of goods or services, market prices or changes to agreed-upon amounts for some obligations.

Future minimum lease payments under restructured non-cancelable operating leases as of November 30, 2009 are included in Accrued Restructuring and Excess Facilities Costs on our Consolidated Balance Sheets. See also Note 9 to our Consolidated Financial Statements included in this Annual Report on Form 10-K for further details on accrued restructuring costs.

The above commitment table does not include approximately $17.0 million of long-term income tax liabilities recorded in accounting for uncertainty in income taxes due to the fact that we are unable to reasonably estimate the timing of these potential future payments.

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

To date, we have incurred costs for the payment of legal fees in connection with the legal proceedings detailed in Note 13 to our Consolidated Financial Statements included in this Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

As of November 30, 2009, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

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

Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates, or we may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates or other factors in the current unstable credit environment. As of November 30, 2009, we had an investment portfolio of fixed income securities totaling $0.3 million, excluding those classified as cash and cash equivalents. These securities are classified as available-for-sale and are recorded on the balance sheets at fair market value with unrealized gains or losses reported under Accumulated Other Comprehensive Income (Loss), a separate component of stockholders’ equity. Unrealized losses are charged against income when a decline in fair market value is determined to be other-than-temporary. The specific identification method is used to determine the cost of securities sold.

As of November 30, 2009, a hypothetical 100 basis point increase in interest rates would not have an impact on the fair value of our available-for-sale debt securities.

Foreign Currency Risk

We conduct business in the Americas, EMEA and APJ. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or changes in economic conditions in foreign markets. The majority of our transactions are currently made in U.S. dollars. In addition, we transact business in approximately 20 foreign currencies worldwide, of which the most significant to our operations in fiscal year 2009 was the EURO. We enter into forward contracts with financial institutions to manage our currency exposure related to net assets and liabilities denominated in foreign currencies, and these forward contracts are generally settled monthly. We do not enter into derivative financial instruments for trading purposes.

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

As of November 30, 2009, we had six outstanding forward contracts with a total notional amount of $65.2 million, which are summarized as follows (in thousands):

	Notional Value Local Currency	Notional Value USD	Fair Value Gain (Loss) USD
Forward contracts sold:
EURO	38,600	$57,867	$311
Australian dollar	2,700	2,463	37
Japanese yen	50,000	581	(9)
South African rand	16,200	2,172	11
Swiss franc	1,200	1,194	8
New Taiwan dollar	29,000	903	(5)

		$65,180	$353

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

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

Evaluation of Disclosure Controls and Procedures.    Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures,” as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management’s Report on Internal Control over Financial Reporting.    Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States. Our internal control over financial reporting includes those policies and procedures that:

(i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

(ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

(iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, including the possibility of human error and the circumvention or overriding of controls, internal control over financial reporting may not prevent or detect misstatements and can provide only reasonable assurance with respect to financial statement preparation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

We assessed the effectiveness of our internal control over financial reporting as of November 30, 2009. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on the results of our assessment using those criteria, management concluded that our internal control over financial reporting was effective as of November 30, 2009.

The effectiveness of our internal control over financial reporting as of November 30, 2009, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report that appears on page F-2 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting.    There were no changes in our internal control over financial reporting that occurred during the fourth quarter of fiscal year 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

FY 2010 TIBCO Executive Incentive Compensation Plan

On January 29, 2010, the Compensation Committee of the Board of Directors of TIBCO Software Inc. (the “Committee”) approved the terms of the FY 2010 TIBCO Executive Incentive Compensation Plan (the “EICP”). The EICP provides for the payment of cash bonuses to eligible Section 16 Officers based on the attainment of certain corporate performance criteria established by the Committee. There is also a discretionary component to the EICP which permits the Committee to award cash bonuses on individual performance.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Except as set forth below, the information required by this Item is incorporated by reference to the sections entitled “Board of Directors,” “Election of Directors,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for the 2010 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended November 30, 2009.

Executive Officers

The name of and certain information regarding each of our current executive officers as of November 30, 2009 are set forth below.

Vivek Y. Ranadivé, age 52, has served as our Chairman and Chief Executive Officer since our inception. Mr. Ranadivé founded Teknekron Software Systems, Inc., our predecessor company, in 1985.

Sydney L. Carey, age 45, has served as our Executive Vice President, Chief Financial Officer, since January 2009, and has served in various capacities with us since January 2004. From February 2002 to January 2004, Ms. Carey was Chief Financial Officer of Vernier Networks. From December 2000 until February 2002, Ms. Carey was Chief Financial Officer of Pacific Broadband Communications.

William R. Hughes, age 49, has served as our Executive Vice President, General Counsel and Secretary since July 2004 and has served in various capacities with us since September 1999. Between 1989 and his joining TIBCO in 1999, Mr. Hughes held several in-house legal positions in the technology industry in Europe and the United States. Prior to 1989, Mr. Hughes worked in private practice in the areas of corporate, finance and intellectual property law.

Thomas Laffey, age 54, has served as our Executive Vice President, Products and Technology, since June 2005 and has served in various capacities with us since April 2002. Prior to joining TIBCO, Mr. Laffey was a co-founder of Talarian Corporation, a provider of middleware, where he was responsible for engineering and product direction.

Ram Menon, age 44, has served as our Executive Vice President, Worldwide Marketing since July 2006 and has served in various capacities with us since July 1999. Prior to joining TIBCO, Mr. Menon was with Accenture, a global consulting firm, where he specialized in supply chain and e-commerce strategy consulting with Global 1000 companies.

Murray D. Rode, age 45, has served as our Executive Vice President, Chief Operating Officer since January 2009 and has served in various capacities with us since February 1995. Prior to joining TIBCO, Mr. Rode was a management consultant with a major international consulting firm, where he specialized in the areas of technology strategy and planning, business process re-engineering and project management.

Murat Sonmez, age 46, has served as our Executive Vice President, Global Field Operations since April 2007 and has served in various capacities with us since October 2003 and from January 1994 to July 2002. From August 2002 to September 2003, Mr. Sonmez served as Executive Vice President, Operations at Centrata, a utility computing software firm.

Troy O. Mitchell, age 49, has served as our Vice President, Corporate Controller since February 2009 and has served in various capacities with us since September 2004. From April 2002 to August 2004, Mr. Mitchell held a number of positions at Portal Software, including Corporate Controller.

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

The information required by this item is incorporated by reference to the sections entitled “Compensation Discussion and Analysis,” “Election of Directors—Fiscal Year 2009 Director Compensation,” “Board of Directors – Compensation Committee Interlocks and Insider Participation” and “—Compensation Committee Report” in our Proxy Statement for the 2010 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended November 30, 2009.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item regarding security ownership of certain beneficial owners and management is incorporated by reference to the section entitled “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement for the 2010 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended November 30, 2009.

The information required by this item regarding equity compensation plans is incorporated by reference to the section entitled “Equity Compensation Plan Information” set forth in Item 5 of this Annual Report on Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Party Transactions

The information required by this item regarding certain relationships and related party transactions is incorporated by reference to the section entitled “Related Party Transactions Policy and Procedures” in our Proxy Statement for the 2010 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended November 30, 2009.

Director Independence

The information required by this item regarding director independence is incorporated by reference to the section entitled “Board of Directors – Director Independence and Presiding Director” in our Proxy Statement for the 2010 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended November 30, 2009.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference to the section entitled “Audit Committee Matters—Fees Paid to the Independent Auditors” and “Ratification of Appointment of Independent Auditors- Audit Committee Pre-Approval of Audit and Non-Audit Services of the Independent Auditor” in our Proxy Statement for the 2010 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended November 30, 2009.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Annual Report on Form 10-K:

1. Financial Statements.    Please see the accompanying Index to Consolidated Financial Statements, which appears on page F-1 of this Annual Report on Form 10-K. The Report of Independent Registered Public Accounting Firm, the Consolidated Financial Statements and the Notes to Consolidated Financial Statements listed in the Index to Consolidated Financial Statements, which appear beginning on page F-2 of this Annual Report on Form 10-K, are incorporated by reference into Item 8 above.

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

(c) Financial Statement Schedules.    Reference is made to Item 15(a)(2) above.

TIBCO SOFTWARE INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

TIBCO Software Inc.:

In our opinion, the accompanying Consolidated Balance Sheets and the related Consolidated Statements of Operations, Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss) and Consolidated Statements of Cash Flows listed in the Index to the Consolidated Financial Statements of TIBCO Software Inc., present fairly, in all material respects, the financial position of TIBCO Software Inc. and its subsidiaries at November 30, 2009 and November 30, 2008, and the results of their operations and their cash flows for each of the three years in the period ended November 30, 2009 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of November 30, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A of this Annual Report on Form 10-K. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 19 to the Consolidated Financial Statements, effective December 1, 2007, the Company changed the manner in which it accounts for uncertain tax positions and its methods of accounting for fair value measurements.

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

/s/    PRICEWATERHOUSECOOPERS LLP

San Jose, California

January 29, 2010

TIBCO SOFTWARE INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	November 30,
	2009	2008
Assets
Current assets:
Cash and cash equivalents	$292,529	$254,400
Short-term investments	307	13,073
Accounts receivable, net of allowances of $4,224 in 2009 and $4,369 in 2008	154,744	133,191
Prepaid expenses and other current assets	52,657	49,994

Total current assets	500,237	450,658
Property and equipment, net	94,631	103,531
Goodwill	374,285	343,942
Acquired intangible assets, net	83,060	80,437
Long-term deferred income tax assets	70,057	70,135
Other assets	44,069	39,865

Total assets	$1,166,339	$1,088,568

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$18,350	$15,030
Accrued liabilities	96,595	90,980
Accrued restructuring and excess facilities costs	5,848	6,572
Deferred revenue	159,241	140,221
Current portion of long-term debt	2,148	2,033

Total current liabilities	282,182	254,836
Accrued excess facilities costs, less current portion	1,083	5,594
Long-term deferred revenue	15,353	12,007
Long-term deferred income tax liabilities	9,257	15,329
Long-term income tax liabilities	17,045	12,439
Long-term debt, less current portion	40,377	42,525
Other long-term liabilities	3,561	3,837

Total liabilities	368,858	346,567

Commitments and contingencies

Minority interest	732	358

Stockholders’ equity:
Common stock, $0.001 par value; 1,200,000 shares authorized; 167,738 shares and 174,296 shares issued and outstanding, respectively	168	174
Additional paid-in capital	774,474	761,743
Accumulated other comprehensive loss	(16,413)	(44,425)
Retained earnings	38,520	24,151

Total stockholders’ equity	796,749	741,643

Total liabilities and stockholders’ equity	$1,166,339	$1,088,568

See accompanying Notes to Consolidated Financial Statements

TIBCO SOFTWARE INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended November 30,
	2009	2008	2007
Revenue:
License	$247,237	$273,415	$259,313
Service and maintenance	374,151	371,056	318,073

Total revenue	621,388	644,471	577,386

Cost of revenue:
License	28,252	30,276	24,024
Service and maintenance	130,800	147,622	134,877

Total cost of revenue	159,052	177,898	158,901

Gross profit	462,336	466,573	418,485
Operating expenses:
Research and development	108,691	106,594	92,924
Sales and marketing	204,212	224,641	197,397
General and administrative	46,666	53,046	51,538
Amortization of acquired intangible assets	14,165	16,557	13,164
Restructuring adjustment	—	—	(1,095)
Acquired in-process research and development	—	—	1,600

Total operating expenses	373,734	400,838	355,528

Income from operations	88,602	65,735	62,957
Interest income	2,265	9,115	18,447
Interest expense	(2,968)	(3,238)	(2,824)
Other income (expense), net	1,718	(782)	(1,181)

Income before provision for income taxes	89,617	70,830	77,399
Provision for income taxes	27,097	18,314	25,401
Minority interest, net of tax	218	105	110

Net income	$62,302	$52,411	$51,888

Net income per share:
Basic	$0.37	$0.29	$0.26

Diluted	$0.36	$0.29	$0.25

Shares used in computing net income per share:
Basic	168,970	180,525	198,885

Diluted	172,328	183,742	205,316

See accompanying Notes to Consolidated Financial Statements

TIBCO SOFTWARE INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balances, November 30, 2006	211,208	$211	$909,289	$10,809	$25,698	$946,007
Components of comprehensive income:
Net income	—	—	—	—	51,888	51,888
Foreign currency translation adjustment, net of $(3,904) tax effects	—	—	—	21,514	—	21,514
Unrealized gain on investments, no tax	—	—	—	670	—	670

Comprehensive income						74,072

Common stock repurchased and retired	(25,575)	(25)	(176,965)	—	(49,942)	(226,932)
Common stock options exercised	3,995	4	22,763	—	—	22,767
Common stock issued for employee stock purchase program	398	—	2,945	—	—	2,945
Tax benefits from employee stock option plans	—	—	19,456	—	—	19,456
Stock-based compensation, net	—	—	17,563	—	—	17,563
Substitute options fair value adjustment in acquisition	—	—	187	—	—	187
Restricted stock withholding taxes net-settlement	(85)	—	(669)	—	—	(669)
Restricted stock awards	1,209	—	(1)	—	—	—

Balances, November 30, 2007	191,150	191	794,568	32,993	27,644	855,396
Components of comprehensive income:
Net income	—	—	—	—	52,411	52,411
Foreign currency translation adjustment, net of $19,604 tax effects	—	—	—	(77,087)	—	(77,087)
Unrealized loss on investments, no tax	—	—	—	(331)	—	(331)

Comprehensive loss						(25,007)

Cumulative effect of change in accounting principle	—	—	—	—	605	605
Common stock repurchased and retired	(21,271)	(21)	(92,459)	—	(56,509)	(148,989)
Common stock options exercised	2,059	2	8,610	—	—	8,612
Common stock issued for employee stock purchase program	546	—	3,555	—	—	3,555
Tax benefits from employee stock option plans	—	—	27,025	—	—	27,025
Stock-based compensation, net	—	—	20,972	—	—	20,972
Stock options assumed during the acquisition	—	—	1,011	—	—	1,011
Restricted stock withholding taxes net-settlement	(185)	—	(1,537)	—	—	(1,537)
Restricted stock awards	1,997	2	(2)	—	—	—

Balances, November 30, 2008	174,296	174	761,743	(44,425)	24,151	741,643
Components of comprehensive income:
Net income	—	—	—	—	62,302	62,302
Foreign currency translation adjustment, net of $(3,119) tax effects	—	—	—	28,065	—	28,065
Unrealized loss on investments, no tax	—	—	—	(53)	—	(53)

Comprehensive income						90,314

Common stock repurchased and retired	(12,928)	(13)	(58,501)	—	(47,933)	(106,447)
Common stock options exercised	4,290	4	25,974	—	—	25,978
Common stock issued for employee stock purchase program	520	1	2,424	—	—	2,425
Tax benefits from employee stock option plans	—	—	21,573	—	—	21,573
Stock-based compensation, net	—	—	23,546	—	—	23,546
Restricted stock withholding taxes net-settlement	(318)	—	(2,283)	—	—	(2,283)
Restricted stock awards	1,878	2	(2)	—	—	—

Balances, November 30, 2009	167,738	$168	$774,474	$(16,413)	$38,520	$796,749

See accompanying Notes to Consolidated Financial Statements

TIBCO SOFTWARE INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended November 30,
	2009	2008	2007
Operating activities:
Net income	$62,302	$52,411	$51,888
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	15,107	15,814	16,167
Amortization of acquired intangible assets	27,628	32,302	23,490
Stock-based compensation	23,546	20,972	17,563
Acquired in-process research and development	—	—	1,600
Deferred income tax	(12,630)	(26,194)	(6,077)
Tax benefits related to employee stock option plans	21,573	27,025	19,456
Excess tax benefits from stock-based compensation	(17,016)	(24,713)	(17,980)
Minority interest, net of tax	218	105	110
Other non-cash adjustments, net	1,207	991	(1,506)
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(20,896)	20,683	(5,459)
Prepaid expenses and other assets	7,465	9,060	(4,778)
Accounts payable	2,300	3,531	(885)
Accrued liabilities and excess facilities costs	(7,735)	12,528	(8,613)
Deferred revenue	12,328	7,977	17,304

Net cash provided by operating activities	115,397	152,492	102,280

Investing activities:
Purchases of short-term investments	—	(37,047)	(140,928)
Maturities and sales of short-term investments	12,448	124,032	450,311
Acquisitions, net of cash acquired	(27,340)	(20,098)	(182,912)
Purchases of private equity investments	—	(38)	(63)
Proceeds from sales of private equity investments	117	347	803
Purchases of property and equipment	(5,388)	(8,937)	(12,599)
Restricted cash pledged as security	(2,571)	652	368

Net cash provided by (used in) investing activities	(22,734)	58,911	114,980

Financing activities:
Proceeds from issuance of common stock	28,403	12,167	25,712
Repurchases of the Company’s common stock	(106,447)	(148,989)	(226,932)
Withholding taxes related to restricted stock net share settlement	(2,283)	(1,537)	(669)
Excess tax benefits from stock-based compensation	17,016	24,713	17,980
Principal payments on long-term debt	(2,033)	(1,924)	(6,277)
Payment of issuance costs on line of credit	(2,317)	—	—
Proceeds from minority investors	—	—	189

Net cash used in financing activities	(67,661)	(115,570)	(189,997)

Effect of foreign exchange rate changes on cash and cash equivalents	13,127	(11,670)	4,062
Net increase in cash and cash equivalents	38,129	84,163	31,325
Cash and cash equivalents at beginning of year	254,400	170,237	138,912

Cash and cash equivalents at end of year	$292,529	$254,400	$170,237

Supplemental disclosures:
Interest paid	$2,400	$2,508	$2,489

Income taxes paid	$18,573	$12,604	$12,098

Supplemental disclosures of non-cash investing and financing activities:
Non-cash contributions from minority investors	$—	$—	$85

See accompanying Notes to Consolidated Financial Statements

TIBCO SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Business

TIBCO Software Inc. (“TIBCO,” the “Company,” “we” or “us”), a Delaware corporation, is a leading independent provider of infrastructure software. Our standards-based software offerings enable customers to create flexible, configurable applications from software infrastructure and deliver real-time insights. Our solutions help customers extend the life of past investments made, operate their business more efficiently, and better capitalize on opportunities to increase revenue and market share. Using our software, customers have the information they need to constantly innovate and make faster and smarter decisions, what we call The Power of Now®.

2.    Summary of Significant Accounting Policies

Principles of Consolidation

The Consolidated Financial Statements include the accounts of TIBCO and our wholly-owned and majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. For majority-owned subsidiaries, we reflect the minority interest of the portion we do not own on our Consolidated Balance Sheets between Total Liabilities and Stockholders’ Equity.

Fiscal Years

Our fiscal year is a twelve month period ending on November 30 of a stated year. For the purpose of presentation, we also refer to the fiscal years ended November 30, 2009, 2008 and 2007, as our fiscal years 2009, 2008 and 2007, respectively.

We evaluated all subsequent events that occurred after the balance sheet date and through the date and time our financial statements were issued on January 29, 2010.

Use of Estimates

The preparation of the Consolidated Financial Statements in conformity with generally accepted accounting principles in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition

License revenue consists principally of revenue earned under software license agreements. License revenue is generally recognized when a signed contract or other persuasive evidence of an arrangement exists, the software has been shipped or electronically delivered, the license fee is fixed or determinable and collection of the resulting receivable is probable. When contracts contain multiple elements wherein Vendor-Specific Objective Evidence (“VSOE”) exists for all undelivered elements, we account for the delivered elements in accordance with the “Residual Method”. VSOE of fair value for maintenance and support is established by a stated renewal rate included in the license arrangement or rates charged in stand-alone sales of maintenance and support. Revenue from subscription license agreements, which include software, rights to unspecified future products and maintenance, is recognized ratably over the term of the subscription period.

Provided all other revenue criteria are met, the upfront, minimum, non-refundable license fees from OEM customers are generally recognized upon delivery and on-going royalty fees are generally recognized upon

TIBCO SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

reports of units shipped. Revenue on shipments to resellers is recognized when evidence of an end user arrangement exists and recorded net of related costs to the resellers.

Professional services revenue consists primarily of revenue received for assisting with the implementation of our software, on-site support, training and other consulting services. Many customers who license our software also enter into separate professional services arrangements with us. In determining whether professional services revenue should be accounted for separately from license revenue, we evaluate, among other factors: the nature of our software products; whether they are ready for use by the customer upon receipt; the nature of our implementation services, which typically do not involve significant customization to or development of the underlying software code; the availability of services from other vendors; whether the timing of payments for license revenue is coincident with performance of services; and whether milestones or acceptance criteria exist that affect the realizability of the software license fee. Substantially all of our professional services arrangements are billed on a time and materials basis and, accordingly, are recognized as the services are performed. Contracts with fixed or not-to-exceed fees are recognized on a percentage-of-completion or completed-contract basis. If there is significant uncertainty about the project completion or receipt of payment for professional services, revenue is deferred until the uncertainty is sufficiently resolved. Training revenue is recognized as training services are delivered. VSOE of fair value of consulting and training services is based upon stand-alone sales of those services. Payments received in advance of consulting or training services performed are deferred and recognized when the related services are performed. Our service and maintenance revenue includes reimbursable expenses of $8.1 million, $9.2 million and $7.6 million in fiscal years 2009, 2008 and 2007, respectively.

For arrangements that do not qualify for separate accounting for the license and professional services revenues, including arrangements that involve significant modification or customization of the software, that include milestones or customer specific acceptance criteria that may affect collection of the software license fees, or where payment for the software license is tied to the performance of professional services, software license revenue is generally recognized together with the professional services revenue using either the percentage-of-completion or completed-contract method. The completed contract method is used for contracts where there is a risk over final acceptance by the customer or for contracts that are short term in nature. Under the percentage-of-completion method, revenue recognized is equal to the ratio of costs expended to date to the anticipated total contract costs, based on current estimates of costs to complete the project. If there are milestones or acceptance provisions associated with the contract, the revenue recognized will not exceed the most recent milestone achieved or acceptance obtained. If the total estimated costs to complete a project exceed the total contract amount, indicating a loss, the entire anticipated loss would be recognized currently.

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

Fair Value of Financial Instruments

Carrying amounts of our financial instruments including accounts receivable, accounts payable and accrued liabilities approximate fair value due to their short maturities. The fair values of our cash equivalents, available-for-sale investments in marketable securities and derivative instruments are detailed further in Note 5.

TIBCO SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Concentration of Credit Risk

Our cash, cash equivalents, short-term investments and accounts receivable are potentially subject to concentration of credit risk. Cash, cash equivalents and investments are deposited with financial institutions that management believes are creditworthy. We perform ongoing credit evaluations of our customers’ financial condition and, generally, require no collateral from our customers. We maintain an allowance for doubtful accounts receivable based on various factors, including our review of credit profiles of our customers, contractual terms and conditions, current economic trends and historical payment experience; see Note 6 for further details.

No customer accounted for more than 10% of total revenue in fiscal years 2009, 2008 or 2007. No customer had a balance in excess of 10% of our net accounts receivable as of November 30, 2009 or 2008.

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

Valuation and Impairment of Short-Term Investments

We monitor our investment portfolio for impairment on a periodic basis. In the event that the carrying value of an investment exceeds its fair value and the decline in value is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis for the investment is established. An other-than-temporary impairment is triggered in circumstances where (i) we have an intent to sell the security, (ii) it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis, or (iii) we do not expect to recover the entire amortized cost basis of the security (that is, a credit loss exists). If we intend to sell the security or is more likely than not that we will be required to sell the security before recovery of its amortized cost basis, the other-than-temporary impairment is recognized in earnings equal to the entire difference between the security’s amortized cost basis and its fair value. If a credit loss exists for a debt security but we do not intend to sell the security and it is more likely than not that it will be required to sell the security before recovery of its remaining amortized cost basis (amortized cost basis less any current-period credit loss), the other-than-temporary impairment is separated into an amount representing the credit loss, which is recognized in earnings, and the amount related to all other factors, which is recognized in other comprehensive income (loss).

Other Investments

We have an investment in a private investment LLC which invests in privately held companies. This investment is carried at cost basis and is included in Other Assets on the Balance Sheets. The fair value of the fund’s investments is dependent on the performance of the companies in which the fund is invested, as well as the volatility inherent in external markets for these companies. If we believe that an other-than-temporary decline exists, we would record the related write-down as a loss on investments in our Consolidated Statements of Operations. The carrying value of this investment is $0.8 million as of November 30, 2009 and 2008, respectively; representing approximately 1% ownership of the LLC. We believe the estimated fair value of the

TIBCO SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

investment is approximately $1.5 million as of November 30, 2009. The fair value is derived according to the fair value guidance and the factors include the most recent financial statements published by the LLC. No impairment losses associated with our minority equity investment were incurred in the periods presented.

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation. These assets are depreciated using the straight-line method over their estimated useful lives as follows:

Buildings	25 years
Equipment and software	2 – 5 years
Furniture and fixtures	5 years
Leasehold improvements	Shorter of the lease term or the estimated useful life

Depreciation expense for property and equipment was $15.1 million, $15.8 million and $16.2 million in fiscal years 2009, 2008 and 2007, respectively.

Goodwill

Goodwill and intangible assets with indefinite useful lives are not amortized, but are tested for impairment at least annually or as circumstances indicate that their value may no longer be recoverable. We do not have intangible assets with indefinite useful lives other than goodwill. Goodwill impairment testing is a two-step process: first, we screen for impairment, and if any possible impairment exists, we then undertake a second step of measuring such impairment. We generally perform our goodwill impairment test annually in our fourth fiscal quarter, and the last impairment test was completed for the fiscal year ended November 30, 2009. The guidance for goodwill and other intangible assets requires impairment testing based on reporting units. We periodically re-evaluate our business and have determined that we continue to operate in one segment, which we consider our sole reporting unit. Therefore, goodwill was tested and will continue to be tested for impairment at the enterprise level. To date, we have determined that there has been no impairment of goodwill.

The results of step one of our annual goodwill impairment test for November 30, 2009 and 2008 are as follows:

	November 30,
	2009	2008
Market capitalization (NASDAQ)	$1,442,548	$843,591
Stockholders’ equity (“carrying amount”)	796,749	741,643

	$645,799	$101,948

Impairment of Long-Lived Assets

We evaluate the recoverability of our long-lived assets which includes amortizable intangible and tangible assets in accordance with authoritative guidance on accounting for the impairment or disposal of long-lived assets. Acquired intangible assets with definite useful lives are amortized over their useful lives. We evaluate long-lived assets, other than goodwill, for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. We recognize such impairment in the event the net book value of such assets exceeds their fair value. No long-lived assets impairment losses were incurred in the fiscal years presented.

TIBCO SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Restructuring and Integration Costs

Our restructuring charges are comprised primarily of costs related to properties abandoned in connection with facilities consolidation, related write-downs of leasehold improvements, and employee termination costs related to headcount reductions. A liability for costs associated with an exit or disposal activity is recognized and measured initially at fair value only when the liability is incurred. Our restructuring charges include accruals for estimated losses related to our excess facilities, based on our contractual obligations, net of estimated sublease income. We reassess this liability periodically based on market conditions.

Stock-Based Compensation

We utilize the Black-Scholes option pricing model as the most appropriate method for determining the estimated fair value of our share-based awards. The Black-Scholes model requires the use of highly subjective and complex assumptions which determine the fair value of share-based awards, including the option’s expected term and the price volatility of the underlying stock. We determined that a blend of implied volatility and historical volatility is more reflective of the market conditions and a better indicator of expected volatility than historical volatility alone. The fair value of the awards that are ultimately expected to vest is recognized over the requisite service periods on a straight-line basis in our Consolidated Statements of Operations. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

We utilize the “long form” method of calculating the tax effects of share-based compensation. Under the “long form” method, we determined the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of the employee share-based compensation “as if” we had adopted the recognition provisions of share-based payment since its effective date of January 1, 1995. We also determined the subsequent impact on the APIC pool and Consolidated Statement of Cash Flows of the tax effect of employee share–based compensation awards that were issued after the adoption of the share-based payment guidance and outstanding at the adoption date.

Consistent with prior years, we use the “with and without” approach in determining the order in which our tax attributes are utilized. The “with and without” approach results in the recognition of the windfall stock option tax benefits only after all other tax attributes, except for pre-acquisition tax attributes of acquired entities, have been considered in the annual tax accrual computation. Also consistent with prior years, we consider the indirect effects of the windfall deduction on the computation of other tax attributes, such as the R&D credit deduction, as an additional component of equity. This incremental tax effect is recorded to additional paid in capital when realized.

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

TIBCO SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Foreign Currency

Our foreign subsidiaries use the local currency of their respective countries as their functional currency with the exception of Cayman Islands, Cyprus, and Ireland. Assets and liabilities of these subsidiaries are translated into U.S. dollars at exchange rates at the balance sheet date. Income and expense items are translated at average exchange rates for the period. Cumulative translation adjustments are included as a component of Accumulated Other Comprehensive Income (Loss) in Stockholders’ Equity. Foreign currency exchange gains and losses, derived from monetary assets and liabilities stated in a currency other than the functional currency, are recorded in the Consolidated Statements of Operations. We recorded foreign currency exchange gains and (losses) of $1.7 million, $(1.1) million and $(1.5) million in fiscal years 2009, 2008 and 2007, respectively, in Other Income (Expense) in our Consolidated Statements of Operations.

Foreign Currency Forward Contracts

Foreign currency foreign contracts are recognized as assets or liabilities in the statement of financial position and measured at fair value. These contracts are adjusted to fair value through earnings.

To manage currency exposure related to net assets and liabilities denominated in foreign currencies, we enter into forward contracts for certain foreign denominated assets or liabilities. We do not enter into derivative financial instruments for trading purposes. We had six outstanding forward contracts with a total notional amount of $65.2 million as of November 30, 2009. These derivative instruments are not designed for hedge accounting and are adjusted to fair value through Other Income (Expense) under the Consolidated Statements of Operations. The gain on fair value of these forward contracts as of November 30, 2009 was approximately $0.4 million.

The gains and losses on these derivative instruments are intended to offset the impact of foreign exchange rate changes on the underlying foreign currency denominated assets and liabilities subject to remeasurement and transaction exposures, and therefore, these forward contracts do not subject us to material balance sheet risk. As of November 30, 2009, the outstanding balance sheet foreign currency forward contracts had maturities of approximately 30 days.

Capitalized Software Development Costs

Capitalization of material software development costs begins when a product’s technological feasibility has been established. We define technological feasibility as the establishment of a working model, which typically occurs when beta testing commences. To date, the period between achieving technological feasibility and the general availability of our software products has been very short. Accordingly, software development costs have been expensed as incurred.

Costs related to software acquired, developed or modified solely to meet our internal requirements, with no substantive plans to market such software at the time of development, are capitalized. Costs incurred during the preliminary planning and evaluation stage of the project and during post implementation operational stage are expensed as incurred. Costs incurred during the application development stage of the project are capitalized. Costs of the computer software developed or obtained for internal use are included in Property and Equipment on the Consolidated Balance Sheets, and are depreciated on a straight line basis over the useful life of the software.

Advertising Expense

Advertising costs are expensed as incurred and totaled approximately $2.7 million, $2.7 million and $1.1 million in fiscal years 2009, 2008 and 2007, respectively.

TIBCO SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Recent Accounting Pronouncements

In June 2009, Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”), The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 168”). SFAS No. 168 replaces the GAAP hierarchy with two levels: authoritative and nonauthoritative. The FASB Accounting Standards Codification (“Codification”) became the single source of authoritative nongovernmental GAAP, except for rules and interpretive releases of the Securities and Exchange Commission (“SEC”). The Codification supersedes all existing non-SEC accounting and reporting standards. All other nongrandfathered, non-SEC accounting literature not included in the Codification will become nonauthoritative.

Following the Codification, FASB will no longer issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead it will issue Accounting Standards Updates (“ASU”), which will serve to update the Codification, provide background information about the guidance and provide the basis for conclusions on changes to the Codification.

GAAP is not intended to be changed as a result of the FASB’s Codification project, but it will change the way guidance is organized and presented. TIBCO has adopted the provisions of this guidance and as a result it will only affect the specific references to GAAP literature in the notes to our consolidated financial statements.

In September 2009, the FASB issued authoritative guidance that provides guidance on determining multiple elements in an arrangement and how total consideration should be allocated amongst the elements. It also expands disclosure requirements for multiple element arrangements. Concurrently, the FASB also issued authoritative guidance for arrangements that include both software and tangible products that excludes tangible products and certain related elements from the scope of the revenue recognition authoritative guidance specific to software transactions. The standards must both be adopted in the same period and can be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier application permitted, or they can be adopted on a retrospective basis. We are currently evaluating the potential impact, if any, of the adoption of the guidance on our consolidated results of operations and financial condition.

In November 2008, the FASB issued a new accounting standard related to defensive intangible assets. Defensive intangible assets are acquired intangible assets that the acquirer does not intend to actively use but intends to hold to prevent its competitors from obtaining access to them. Under the new standard, defensive intangible assets must be initially recognized at fair value and amortized over the benefit period. We will adopt this new accounting standard in the first quarter of fiscal 2010. The impact of adoption will be largely dependent on the size and nature of business combinations completed after the date of adoption. We are currently evaluating the potential impact, if any, of the adoption of the guidance on our consolidated results of operations and financial condition.

In June 2008, the FASB issued a new accounting standard that clarifies whether instruments granted in share-based payment transactions should be included in computing earnings per share. Under the new standard, we will be required to include restricted stock that contains non-forfeitable rights to dividends in our calculation of basic earnings per share (“EPS”), and will need to calculate basic EPS using the “two-class method.” The two-class method of computing EPS is an earnings allocation formula that determines EPS for each class of common stock and participating securities according to dividends declared (or accumulated) and participation rights in undistributed earnings. We will adopt this new accounting standard on a retrospective basis in the first quarter of fiscal 2010. We do not expect the adoption of this standard will have a material effect on our calculation of basic EPS.

TIBCO SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In December 2007, the FASB issued a new accounting standard related to business combinations. The new standard expands the definition of a business and a business combination; requires recognition of assets acquired, liabilities assumed, and contingent consideration at their fair value on the acquisition date with subsequent changes recognized in earnings; requires acquisition-related expenses and restructuring costs to be recognized separately from the business combination and expensed as incurred; requires in-process research and development to be capitalized at fair value as an indefinite-lived intangible asset; and requires that changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period be recognized as a component of provision for taxes. The new guidance also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. In April 2009, the FASB issued a new guidance which clarified the accounting for pre-acquisition contingencies. We will adopt these new business combination guidance in the first quarter of fiscal 2010. The impact of adoption will be largely dependent on the size and nature of the business combinations completed after the adoption of this statement.

In December 2007, the FASB issued a new accounting standard for noncontrolling interests in consolidated financial statements. The new standard establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. In addition, the guidance also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. The guidance is effective for fiscal years beginning after December 15, 2008, and will be adopted by us in the first quarter of fiscal year 2010. We do not expect the adoption of this guidance will have a material effect on our consolidated results of operations and financial condition.

In June 2009, the FASB issued a new accounting standard related to the consolidation of variable interest entities. It eliminates the quantitative approach previously required for determining the primary beneficiary of a variable interest entity and requires ongoing qualitative reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. This new standard also requires additional disclosures about an enterprise’s involvement in variable interest entities. TIBCO does not have a variable interest entity. Therefore, the standard does not apply to us.

3.    Business Combination

Acquisition in Fiscal Year 2009

DataSynapse, Inc.

On August 21, 2009, we acquired DataSynapse, Inc., a Delaware corporation (“DataSynapse”) and a provider of enterprise grid and cloud computing software. DataSynapse products provision and manage applications across physical, virtual and cloud-based environments. Customer benefits include improved utilization of data center resources, lower IT capital expenditures, reduced time to deployment of enterprise applications, and increased performance of mission-critical systems. The acquisition will complement TIBCO’s strategy and products for distributed software infrastructure and cloud computing. We paid $27.7 million of cash to acquire the outstanding shares of capital stock of DataSynapse. In connection with the acquisition, we have also incurred transaction costs of approximately $0.8 million. The total purchase price of DataSynapse, including transaction costs, was $28.5 million.

TIBCO SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of the purchase price of the acquisition is as follows (in thousands):

Cash paid	$27,700
Direct transaction costs	837

Total purchase price	$28,537

The preliminary allocation of the purchase price for this acquisition, as of the date of the acquisition, is as follows (in thousands):

Cash	$1,052
Current assets	3,245
Deferred income tax assets	4,358
Identifiable intangible assets	24,150
Goodwill	8,820

Total assets acquired	41,625
Liabilities	(12,933)
Deferred income tax liabilities	(3)
Long-term income tax liabilities	(152)

Total liabilities assumed	(13,088)

Net assets acquired	$28,537

While we use our best estimates and assumptions as a part of the purchase price allocation process to accurately value assets acquired and liabilities assumed at the business combination date, our estimates and assumptions are inherently uncertain and subject to refinement. As a result, during the preliminary purchase price allocation period, which may be up to one year from the business combination date, we record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. With the exception of unresolved income tax matters or decreases to estimated restructuring liabilities, we record adjustments to assets acquired or liabilities assumed subsequent to the purchase price allocation period in our operating results in the period in which the adjustments were determined.

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

TIBCO SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The excess of the purchase price over the identified tangible and intangible assets was recorded as goodwill. We anticipate that none of the goodwill recorded in connection with the DataSynapse acquisition will be deductible for income tax purposes.

Acquisition in Fiscal Year 2008

Insightful Corporation

On September 3, 2008, we acquired all of the outstanding equity of Insightful Corporation (“Insightful”), a provider of statistical data analysis and data mining solutions software. The acquisition of Insightful complements key growth areas within TIBCO’s business optimization portfolio, including the TIBCO Spotfire enterprise analytics platform. We paid $25.4 million, consisting of $24.7 million of cash and the assumption of certain stock options with a fair value of $0.8 million, to acquire the outstanding common stock and certain stock options of Insightful. In connection with the acquisition, we also incurred transaction costs of $0.9 million. The total purchase price was $26.4 million. In allocating the purchase price based on estimated fair values, we recorded approximately $1.5 million of goodwill, $16.2 million of identifiable intangible assets, and $8.7 million of net tangible assets.

As part of the transaction, we assumed the Insightful Corporation Amended and Restated 2001 Stock Option and Incentive Plan (the “2001 Insightful Plan”). As of September 3, 2008, there were approximately 0.5 million shares reserved for grant and approximately 0.5 million shares underlying stock options outstanding under the 2001 Insightful Plan. Each outstanding and unexercised option under the plan was converted into an option to purchase our common stock based on the option exchange ratio set forth in the Insightful Merger Agreement. Such assumed options had a weighted average fair value of $2.47 per share valued using the Black-Scholes model. The total fair value of the options assumed was $1.3 million, of which approximately 0.3 million fully vested options with $0.8 million fair value were included in the purchase price. The remaining approximately 0.2 million unvested options with $0.5 million fair value will be expensed on a straight-line basis over the remaining requisite service period of the underlying awards.

Acquisition in Fiscal Year 2007

Spotfire Holdings, Inc.

On June 5, 2007, we acquired Spotfire Holdings, Inc. (“Spotfire”), a privately held company and a leading provider of next generation business intelligence software, which is now part of our business optimization product solution. The Spotfire acquisition extends TIBCO’s Predictive Business strategy, by offering customers next-generation business intelligence solutions for radically faster data access and delivery. Combining real-time infrastructure software with enterprise analytics allows TIBCO to deliver the industry’s most complete real-time and event-driven software to businesses today. Spotfire’s technologies are architected to deliver a radically faster experience and one that is infinitely more adaptable to multiple industries and business processes. We acquired all the outstanding equity excluding the unvested options of Spotfire for approximately $190.4 million in cash plus $3.2 million of transaction costs. The total purchase price was $193.7 million. In allocating the purchase price based on estimated fair values, we recorded $120.2 million of goodwill, $72.3 million of identifiable intangible assets and $1.6 million of in-process research and development (“IPR&D”). In addition, pursuant to the merger agreement related to the transaction, each unvested option of Spotfire was canceled and substituted with an option to purchase our common stock (each, a “Substitute Option”). We granted approximately 887,000 shares of Substitute Options on the closing date of the acquisition. Substitute Options were valued using the Black-Scholes model on the date of the acquisition with a fair value of $5.4 million and will be expensed as stock-based compensation on a straight-line basis over the remaining vesting period of the underlying awards.

TIBCO SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

As of the acquisition date, the acquired tangible assets included $34.3 million of accounts receivable for contracts with payment terms, of which $21.4 million are due within one year and are included in Other Current Assets and the remaining $12.9 million are due after one year and are classified as non-current Other Assets on the Balance Sheet. As the fair value of the service and maintenance obligations assumed is less than the amount of accounts receivable with future payment terms, our cash flows related to these contracts are anticipated to be greater than revenues recorded from these contracts.

Spotfire had a revolving line of credit with a bank secured by certain Spotfire property and equipment. On the closing date of the acquisition, the outstanding balance under the revolving line of credit of $4.0 million was paid in full and the associated revolving line of credit loan agreement was terminated.

Pro Forma Adjusted Summary

The results of DataSynapse and Insightful’s operations have been included in the Consolidated Financial Statements since the acquisition dates. The following unaudited pro forma adjusted summary reflects TIBCO’s condensed results of operations for the periods ended November 30, 2009 and 2008, respectively. The summary assumes DataSynapse had been acquired at the beginning of the periods and assumes Insightful had been acquired at the beginning of fiscal year 2008. The unaudited pro forma adjusted summary combines the historical results for TIBCO for that period with the historical results for DataSynapse and Insightful for the same period. The following unaudited pro forma adjusted summary is not intended to be indicative of future results (in thousands, except per share amounts):

	Year Ended November 30,
	2009	2008
	(Unaudited)
Pro forma adjusted total revenue	$639,414	$690,238

Pro forma adjusted net income	$58,762	$32,051

Pro forma adjusted net income per share:
Basic	$0.35	$0.18

Diluted	$0.34	$0.17

TIBCO SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.    Investments

Marketable securities, which are classified as available-for-sale, are summarized below as of November 30, 2009 and 2008 (in thousands):

					Classified on Balance Sheet
	Purchased/ Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value	Cash and Cash Equivalents	Short-term Investments
As of November 30, 2009:
Money market funds	$132,610	$—	$—	$132,610	$132,610	$—
Mortgage-backed securities	334	—	(27)	307	—	307

	$132,944	$—	$(27)	$132,917	$132,610	$307

As of November 30, 2008:
Money market funds	$129,551	$—	$—	$129,551	$129,551	$—
U.S. Government debt securities	3,022	12	—	3,034	—	3,034
Corporate debt securities	5,795	30	(1)	5,824	—	5,824
Asset-backed securities	2,483	3	(8)	2,478	—	2,478
Mortgage-backed securities	1,747	2	(12)	1,737	—	1,737

	$142,598	$47	$(21)	$142,624	$129,551	$13,073

Fixed income securities included in short-term investments above are summarized by their contractual maturities as follows (in thousands):

	November 30,
	2009	2008
Contractual maturities:
Less than one year	$—	$12,564
One to three years	307	509

	$307	$13,073

The maturities of asset-backed and mortgage-backed securities were primarily based upon payment forecasts utilizing interest rate scenarios and mortgage loan characteristics.

The following table summarizes the net realized gains (losses) on short-term investments for the fiscal years presented (in thousands):

	Year Ended November 30,
	2009	2008	2007
Realized gains	$176	$1,351	$411
Realized losses	(356)	(1,116)	(723)

Net realized gains (losses)	$(180)	$235	$(312)

TIBCO SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the fair value and gross unrealized losses related to available-for-sale securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of November 30, 2009 (in thousands):

	Less than 12 months		More than 12 months		Total
	Fair Value	Unrealized Losses	Fair Value	Gross Unrealized Losses	Gross Fair Value	Gross Unrealized Losses
Mortgage-backed securities	$255	$(26)	$52	$(1)	$307	$(27)

The unrealized losses on our investments were primarily due to changes in interest rates and market and credit conditions of the underlying securities. As of November 30, 2009, we do not consider these investments to be other-than-temporarily impaired.

We periodically assess whether significant facts and circumstances have arisen to indicate an adverse effect on the fair value of the underlying investment that might indicate material deterioration in the creditworthiness and other non-credit loss factors of our issuers. During fiscal years 2009, 2008, and 2007 we determined the decline in value of investments associated with certain mortgage-backed securities to be other-than-temporary. Accordingly, we recorded an impairment of approximately $0.4 million, $0.6 million, and $0.3 million in fiscal years 2009, 2008, and 2007, respectively. We included this impairment in Other Income (Expense) in the Consolidated Statements of Operations. Depending on market conditions, we may record additional impairments on our investment portfolio in the future.

5.    Fair Value Measurements and Derivative Instruments

Fair Value Measurements

FASB guidance for fair value measurements clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, the guidance establishes a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs other than the quoted prices in active markets that are observable either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data, which require us to develop our own assumptions. This hierarchy requires us to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. On a recurring basis, we measure certain financial assets and liabilities at fair value, including our marketable securities and foreign currency contracts.

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

TIBCO SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Fair value hierarchy of our cash equivalents, marketable securities and foreign currency contracts at fair value (in thousands):

		Fair Value Measurements at Reporting Date using
Description	November 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant other Observable Inputs (Level 2)
Assets:
Money market fund	$132,610	$132,610	$—
Mortgage-backed securities	307	—	307
Foreign currency forward contracts	367	—	367
Liabilities:
Foreign currency forward contracts	$14	$—	$14

Derivative Instruments

We conduct business in the Americas; Europe, the Middle East and Africa (“EMEA”); and Asia Pacific and Japan (“APJ”). As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or changes in economic conditions in foreign markets. The U.S. dollar is our major transaction currency, we also transact business in approximately 20 foreign currencies worldwide, of which the most significant to our operations in fiscal year 2009 was the EURO. We enter into forward contracts with financial institutions to manage our currency exposure related to net assets and liabilities denominated in foreign currencies, and these forward contracts are generally settled monthly. Our forward contracts reduce, but do not eliminate, the impact of currency exchange rate movements. We do not enter into derivative financial instruments for trading purposes. Gains and losses on forward contracts are included in Other Income (Expense) in our Consolidated Statements of Operations.

We had six outstanding forward contracts with a total notional amount of $65.2 million as of November 30, 2009, which are summarized as follows (in thousands):

	Notional Value Local Currency	Notional Value USD	Fair Value Gain (Loss) USD
Forward contracts sold:
EURO	38,600	$57,867	$311
Australian dollar	2,700	2,463	37
Japanese yen	50,000	581	(9)
South African rand	16,200	2,172	11
Swiss franc	1,200	1,194	8
New Taiwan dollar	29,000	903	(5)

		$65,180	$353

TIBCO SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Derivatives not Designated as Hedging Instruments
	November 30, 2009	November 30, 2008
Foreign currency forward contracts, fair value included in:
Other Current Assets	$367	$694
Accrued Liabilities	14	6

		Amount of Gain or (Loss) Recognized In Income on Derivative
		Year Ended November 30,
Derivatives not Designated as Hedging Instruments	Location	2009	2008
Foreign Currency Contracts	Other income/(expense)	$(13,125)	$8,132

Currently, we do not have master netting agreements with our counterparties for our forward contracts. We mitigate the credit risk of these derivatives by transacting with highly rated counterparties. As of November 30, 2009, we have evaluated the credit and non-performance risks associated with our derivative counterparties, and we believe that the impact of the credit risk associated with our outstanding derivatives was insignificant.

6.    Accounts Receivable and Allowances for Doubtful Accounts, Returns and Discounts

Accounts receivable, net, by category is as follows (in thousands):

	November 30,
	2009	2008
Accounts receivable	$149,612	$128,283
Unbilled fees and services	9,356	9,277

	158,968	137,560
Less: Allowances for doubtful accounts, returns and discounts	(4,224)	(4,369)

Net accounts receivable	$154,744	$133,191

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

TIBCO SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a summary of activities in allowances for doubtful accounts, returns and discounts for the fiscal years indicated (in thousands):

Year ended November 30,	Allowances Beginning Balance	Charged Against Revenue	Charged to Expenses	Write-offs, Adjustments Net of Recovery	Allowances Ending Balance
2009	$4,369	$650	$350	$(1,145)	$4,224
2008	$4,259	$878	$573	$(1,341)	$4,369
2007	$4,255	$763	$(525)	$(234)	$4,259

7.    Property and Equipment

Property and equipment by category is as follows (in thousands):

	November 30,
	2009	2008
Buildings	$77,938	$77,938
Equipment and software	56,107	54,687
Furniture and fixtures	7,044	7,687
Facility improvements	46,886	44,871

	187,975	185,183
Less: Accumulated depreciation	(93,344)	(81,652)

	$94,631	$103,531

Building Acquisition

In June 2003, we purchased the four buildings comprising our corporate headquarters in Palo Alto, California. In connection with the purchase we entered into a 51-year lease of the land upon which the buildings are located. The lease was paid in advance in the amount of $28.0 million; see Note 12 for further details. The total consideration paid for the land lease and the buildings was $108.0 million, which was comprised of $54.0 million in cash and a $54.0 million mortgage note payable; see Note 10 and Note 12 for further details.

The net purchase price of the buildings of $77.9 million is stated at cost and is included as a component of Property and Equipment on the Consolidated Balance Sheets. Depreciation is computed using the straight-line method over the estimated useful life of 25 years.

TIBCO SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.    Goodwill and Other Acquired Intangible Assets

Goodwill

The changes in the carrying amount of goodwill for the fiscal years ended November 30, 2009 and 2008 are as follows (in thousands):

Goodwill
Balance as of November 30, 2007	$412,256
Goodwill recorded for the Insightful acquisition	2,533
Spotfire subsequent goodwill adjustment, net of tax	(1,207)
Foreign currency translation	(69,640)

Balance as of November 30, 2008	$343,942
Goodwill recorded for the DataSynapse acquisition	8,820
Insightful subsequent goodwill adjustment, net of tax	(1,005)
Foreign currency translation	22,528

Balance as of November 30, 2009	$374,285

In fiscal year 2009, we recorded a decrease in goodwill of $1.0 million net of tax as a result of the settlement of certain accrued liabilities and a reduction of accrued acquisition costs related to the acquisition of Insightful. In fiscal year 2008, we recorded a decrease in goodwill of $1.2 million net of tax as a result of the settlement of certain accrued liabilities and a reduction of accrued acquisition costs related to the acquisition of Spotfire.

Acquired Intangible Assets

Our acquired intangible assets are subject to amortization on a straight line basis over their estimated useful lives as follows:

	Estimated Life	Weighted Average Remaining Life
Developed technologies	4 to 5 years	3.4 years
Customer base	3 to 7 years	5.1 years
Patents/core technologies	3 to 8 years	2.7 years
Trademarks	3 to 5 years	3.6 years
Non-compete agreements	2 years	— years
Maintenance agreements	5 to 9 years	4.3 years

TIBCO SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The carrying values of our amortized acquired intangible assets are as follows (in thousands):

	November 30, 2009			November 30, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technologies	$102,805	$(70,409)	$32,396	$83,853	$(52,885)	$30,968
Customer base	44,193	(28,354)	15,839	37,461	(21,967)	15,494
Patents/core technologies	22,311	(13,768)	8,543	18,460	(9,424)	9,036
Trademarks	7,223	(5,612)	1,611	5,981	(4,666)	1,315
Non-compete agreements	1,480	(1,480)	—	1,480	(1,280)	200
Maintenance agreements	46,284	(21,613)	24,671	37,611	(14,187)	23,424

	$224,296	$(141,236)	$83,060	$184,846	$(104,409)	$80,437

Amortization of developed technologies is recorded in cost of revenue, while the amortization of other acquired intangible assets is included in operating expenses. The following summarizes the amortization expense of acquired intangible assets for the fiscal years indicated (in thousands):

	Year Ended November 30,
	2009	2008	2007
Amortization of acquired intangible assets:
In cost of revenue	$13,463	$15,745	$10,326
In operating expenses	14,165	16,557	13,164

	$27,628	$32,302	$23,490

The estimated future amortization of acquired intangible assets as of November 30, 2009 is as follows (in thousands):

Year ending November 30,
2010	$27,661
2011	22,063
2012	13,713
2013	11,309
2014	5,452
Thereafter	2,862

$83,060

9.    Accrued Restructuring and Excess Facilities Costs

Accrued Integration Costs

In connection with our acquisitions of DataSynapse in fiscal year 2009, Insightful in fiscal year 2008, and Spotfire in fiscal year 2007, we recorded accruals for acquisition integration liabilities, which include the incremental costs to exit and consolidate activities at acquired locations, termination of certain employees, and other costs to integrate operating locations and other activities of the acquired companies. The accruals in connection with these acquisition integration expenses, which are not associated with the generation of future

TIBCO SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

revenues and have no future economic benefit, should be reflected as assumed liabilities in the allocation of the purchase price to the net assets acquired.

In connection with our acquisition of DataSynapse in the third quarter of fiscal year 2009, we recorded an accrual of $1.6 million for acquisition integration liabilities, which includes $1.0 million in incremental costs associated with the termination of certain employees and $0.6 million for the estimated costs associated with DataSynapse facilities that we expect to abandon.

In connection with our acquisition of Insightful in the fourth quarter of fiscal year 2008, we recorded an accrual of $3.3 million for acquisition integration liabilities, which includes $3.1 million in incremental costs associated with the termination of certain employees and $0.2 million for the estimated costs associated with Insightful facilities that we expect to abandon. Included in the $3.1 million of incremental costs is $0.2 million of stock-based compensation associated with the fully vested stock options assumed in the acquisition. As of November 30, 2009, all of the obligations related to the Insightful integration were satisfied.

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

TIBCO SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a summary of activities in accrued restructuring and integration costs for each of the three fiscal years ended November 30, 2009, 2008 and 2007 (in thousands):

	Accrued Excess Facilities
	Headquarter Facilities	Acquisition Integration	Subtotal	Accrued Severance and Other	Total
As of November 30, 2006	$21,844	$557	$22,401	$—	$22,401
Restructuring adjustment	(1,095)	—	(1,095)	—	(1,095)
Acquisition integration costs	—	—	—	404	404
Cash utilized	(5,153)	77	(5,076)	(401)	(5,477)

As of November 30, 2007	15,596	634	16,230	3	16,233
Acquisition integration costs	—	192	192	3,081	3,273
Cash utilized	(4,967)	(703)	(5,670)	(1,670)	(7,340)

As of November 30, 2008	$10,629	$123	$10,752	$1,414	$12,166
Acquisition integration costs	—	579	579	1,020	1,599
Restructuring adjustment	—	—	—	(721)	(721)
Cash utilized	(4,818)	(302)	(5,120)	(993)	(6,113)

As of November 30, 2009	$5,811	$400	$6,211	$720	$6,931

The remaining accrued excess facilities costs represent the estimated loss on abandoned facilities, net of sublease income, which is expected to be paid over by December 2010. As of November 30, 2009, $1.1 million of the $6.9 million accrued restructuring and excess facilities costs were classified as long-term liabilities based on our current expectation that the lease payments will be paid over the remaining term of the related leases.

10.    Long-Term Debt and Lines of Credit

Mortgage Note Payable

In connection with the purchase of our corporate headquarters in June 2003, we recorded a $54.0 million mortgage note payable to a financial institution collateralized by the commercial real property acquired. The balance on the mortgage note payable was $42.5 million and $44.6 million as of November 30, 2009 and 2008, respectively. Our mortgage note payable has a fair value that is not materially different from its carrying amount.

The mortgage note payable carries a 20-year amortization, and in the second quarter of fiscal year 2007, we amended the mortgage note payable such that it now carries a fixed annual interest rate of 5.50%. The $34.4 million principal balance that will be remaining at the end of the 10-year term will be due as a final lump sum payment on July 1, 2013. Under the currently applicable terms of the mortgage note agreements, we are prohibited from acquiring another company without prior consent from the lender unless we maintain at least $50.0 million of cash or cash equivalents and meet other non-financial terms as defined in the agreements. In addition, we are subject to certain non-financial covenants as defined in the agreements. As of November 30, 2009, we were in compliance with all covenants.

Line of Credit

In November 2009, we entered into a $150.0 million unsecured revolving credit facility (the “Credit Agreement”) that matures in November 2012. The revolving credit facility is available for cash borrowings up to $150.0 million, with a sublimit for the issuance of standby letters of credit in a face amount up to $25.0 million

TIBCO SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and swing line loans up to $10.0 million. At the same time, we canceled an existing standalone irrevocable letter of credit in the amount of $4.5 million in connection with a facility lease and issued a new letter of credit under the Credit Agreement in the same amount. As of November 30, 2009, no borrowings were outstanding under the Credit Agreement and a $4.5 million irrevocable letter of credit was outstanding, leaving $145.5 million of available credit for cash borrowings, of which $20.5 million is available for additional letters of credit. Revolving loans accrue interest at a per annum rate based on either (i) the base rate plus a margin ranging from 2.25% to 3.00%, depending on TIBCO’s consolidated leverage ratio or (ii) the LIBOR rate plus a margin ranging from 3.25% to 4.00%, depending on TIBCO’s consolidated leverage ratio, for various interest periods. The base rate is defined as the highest of (i) the administrative agent’s prime rate (ii) the federal funds rate plus a margin equal to 0.50%, and (iii) except during a period when LIBOR rates are unavailable, the LIBOR rate for a one month interest period plus a margin equal to 1.00%. Swing line loans accrue interest at a per annum rate based on the base rate plus a margin ranging from 2.25% to 3.00%. A commitment fee is applied to the un-borrowed amount at a per annum rate ranging from 0.50% to 0.75%. A $2.3 million loan origination fee and issuance costs incurred upon consummation of the Credit Agreement will be amortized through interest expense over a period of three years. Other customary fees and letter of credit fees may be charged as they are incurred. All fees would be recognized over the life of the facility as an adjustment of interest expense. Under certain circumstances, a default interest rate will apply on all obligations during the existence of an event of default under the Credit Agreement at a per annum rate equal to 2.00% above the applicable interest rate. In order to make acquisitions under the Credit Agreement, the Credit Agreement requires, among other things, that immediately after giving pro forma effect to any such acquisition we maintain $120.0 million of total unrestricted cash, cash equivalents, certain short-term investments and total available borrowings, of which $80.0 million must be held by a financial institution with the account residing in the United States. Under this Credit Agreement, we must maintain a minimum consolidated interest coverage ratio of 3.5:1.0 and a maximum consolidated leverage ratio of 2.5:1.0 in addition to other customary affirmative and negative covenants. As of November 30, 2009, we were in compliance with all covenants of this facility.

We also have a $20.0 million revolving line of credit that matures on June 17, 2010. The revolving line of credit is available for cash borrowings and for the issuance of letters of credit up to $20.0 million. As of November 30, 2009, no borrowings were outstanding under the facility and two irrevocable letters of credit in the amounts of $13.0 million and approximately $1.0 million were outstanding, leaving $6.0 million of available credit for additional letters of credit or cash borrowings. The $13.0 million irrevocable letter of credit outstanding was issued in connection with the mortgage note payable. The letter of credit automatically renews for successive one-year periods, until the mortgage note payable has been satisfied in full. The approximately $1.0 million irrevocable letter of credit outstanding was issued in connection with a sales transaction denominated in foreign currency and will remain outstanding until July 2012. The line of credit requires that we maintain a minimum of $40.0 million in unrestricted cash, cash equivalents and short-term investments, net of total current and long-term indebtedness, as well as comply with other non-financial covenants defined in the agreement. As of November 30, 2009, we were in compliance with all covenants under the revolving line of credit.

TIBCO SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11.    Other Balance Sheet Components

Certain other balance sheet components are summarized below (in thousands):

	November 30,
	2008	2009
Prepaid expenses and other current assets:
Current deferred tax asset	$28,413	$22,242
Pre-acquisition receivable—Spotfire(1)	776	7,475
Consumption, goods and services; and value added tax recoverable	5,579	7,252
Prepaid royalties	5,363	4,387
Other	12,526	8,638

	$52,657	$49,994

Other non-current assets:
Prepaid land lease	$23,928	$24,477
Pre-acquisition receivable – Spotfire, net of current portion(1)	129	1,303
Restricted cash	5,581	3,010
Private equity investments, net	799	846
Other	13,632	10,229

	$44,069	$39,865

Accrued liabilities:
Compensation and benefits	$62,629	$53,767
Taxes	8,909	14,191
Current deferred tax liability	3,159	3,236
Other	21,898	19,786

	$96,595	$90,980

(1)	Accounts receivable for contracts with payment terms related to the Spotfire acquisition, which had not been billed as of the acquisition date; see Note 3 for further details.

12.    Commitments and Contingencies

Letters of Credit and Bank Guarantees

In connection with the mortgage note payable, we entered into an irrevocable letter of credit in the amount of $13.0 million; in connection with a sale transaction denominated in foreign currency we entered into an irrevocable letter of credit in the amount of approximately $1.0 million; see Note 7 and Note 10 for further details. The letter of credit is collateralized by the $20.0 million revolving line of credit described above in Note 10 and automatically renews for successive one-year periods until the mortgage note payable has been satisfied in full. As of November 30, 2009, we were in compliance with all covenants under the revolving line of credit.

In connection with a facility lease, we have an irrevocable letter of credit in the amount of $4.5 million. The letter of credit automatically renews annually for the duration of the lease term, which expires in December 2010. In November, 2009, this letter of credit was cancelled and a new letter of credit under the Credit Agreement in the same amount was issued. This new letter of credit is subject to the financial covenants defined in the Credit Agreement; see Note 10 for further details.

TIBCO SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of November 30, 2009, in connection with bank guarantees issued by some of our international subsidiaries, we had $5.6 million of restricted cash which is included in Other Assets on our Consolidated Balance Sheets.

Prepaid Land Lease

In June 2003, we entered into a 51-year lease of the land upon which our corporate headquarters is located. The lease was paid in advance for a total of $28.0 million, but is subject to adjustments every ten years based upon changes in market condition. Should it become necessary, we have the option to prepay any rent increases due as a result of a change in fair market value. This prepaid land lease is being amortized using the straight-line method over the life of the lease; the portion to be amortized over the next twelve months is included in Prepaid Expenses and Other Current Assets, and the remainder is included in Other Assets on our Consolidated Balance Sheets.

Operating Commitments

At various locations worldwide, we lease office space and equipment under non-cancelable operating leases with various expiration dates through April 2015. Rental expense was approximately $9.7 million, $10.5 million and $10.4 million in fiscal years 2009, 2008 and 2007, respectively.

As of November 30, 2009, contractual commitments associated with indebtedness, lease obligations and restructuring are as follows (in thousands):

	Total	2010	2011	2012	2013	2014	Thereafter
Operating commitments:
Debt principal	$42,525	$2,148	$2,269	$2,397	$35,711	$—	$—
Debt interest	7,768	2,285	2,164	2,036	1,283	—	—
Operating leases	31,124	9,849	8,313	5,648	3,881	2,483	950

	81,417	14,282	12,746	10,081	40,875	2,483	950

Restructuring-related commitments:
Gross lease obligations	8,497	7,288	734	75	75	75	250
Committed sublease income	(2,871)	(2,632)	(239)	—	—	—	—

	5,626	4,656	495	75	75	75	250

Total commitments	$87,043	$18,938	$13,241	$10,156	$40,950	$2,558	$1,200

Future minimum lease payments under restructured non-cancelable operating leases as of November 30, 2009, are included in Accrued Restructuring and Excess Facilities Costs on our Consolidated Balance Sheets; see Note 9 for further details.

The above commitment table does not include approximately $17.0 million of long-term income tax liabilities recorded in accounting for uncertainty in income taxes due to the fact that we are unable to reasonably estimate the timing of these potential future payments.

Indemnifications

Our software license agreements typically provide for indemnification of customers for intellectual property infringement claims. To date, no such claims have been filed against us. We also warrant to customers that software products operate substantially in accordance with the software product’s specifications. Historically, we

TIBCO SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

have incurred minimal costs related to product warranties, and, as such, no accruals for warranty costs have been made. In addition, we indemnify our officers and directors under the terms of indemnity agreements entered into with them, as well as pursuant to our certificate of incorporation, bylaws and applicable Delaware law.

To date, we have incurred costs for the payment of legal fees in connection with the legal proceedings detailed in Note 13.

13.    Legal Proceedings

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

The parties have reached a global settlement of the litigation, including the actions against us and Talarian. Under the settlement, the insurers will pay the full amount of settlement share allocated to us (our financial liability will be limited to paying the remaining balance of the applicable retention under Talarian’s directors and officers liability insurance policy). In addition, we, as well as the officer and director defendants who were previously dismissed from the action pursuant to tolling agreements, will receive complete dismissals from the case. On October 5, 2009, the Court granted final approval of the settlement. Certain objectors are seeking to appeal from this order.

TIBCO SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Patent Suit

On March 30, 2009, Broadband Graphics, LLC (“Broadband Graphics”) filed a complaint for patent infringement against us in the United States District Court for the Western District of Washington. The complaint alleged that our Spotfire software and other unspecified products infringe one or more of the claims of U.S. Patent Nos. 7,013,432, 7,313,765 and 7,013,431, assigned to Broadband Graphics. The complaint sought, among other things, injunctive relief and unspecified damages. On September 15, 2009, Broadband Graphics filed an amended complaint, adding U.S. Patent No. 7,539,947. The amended complaint sought, among other things, injunctive relief and unspecified damages. We filed an answer on October 2, 2009 denying the claims and filed a counterclaim seeking a declaratory judgment that the patents are invalid and not infringed.

On October 7, 2009, we and Broadband Graphics executed a confidential settlement agreement, resolving all claims between the parties relating to the lawsuit. Pursuant to the settlement, Broadband Graphics’ complaint was dismissed with prejudice on October 15, 2009.

14.    Stockholders’ Equity

Preferred Stock

Our certificate of incorporation, as amended and restated, authorizes us to issue 75.0 million shares of $0.001 par value preferred stock. As of November 30, 2009, no preferred stock was issued or outstanding.

Common Stock

Our certificate of incorporation, as amended and restated, authorizes us to issue 1.2 billion shares of $0.001 par value common stock. As of November 30, 2009, approximately 167,738,000 shares of common stock were issued and outstanding. The outstanding shares of common stock as of November 30, 2009 include approximately 4,081,000 shares of restricted stock. All of the outstanding shares of restricted stock remain unvested as of November 30, 2009. The balance of unvested restricted stock will be forfeited and automatically transferred back to us at no cost upon the recipient’s discontinuing employment for any reason.

Adoption of Stockholder Rights Plan

In February 2004, our Board of Directors adopted a stockholder rights plan designed to guard against partial tender offers and other coercive tactics to gain control of us without offering a fair and adequate price and terms to all of our stockholders.

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

TIBCO SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In April 2008, our Board of Directors approved a new stock repurchase program pursuant to which we may repurchase up to $300.0 million of our outstanding common stock. In connection with the approval of the April 2008 stock repurchase program, the April 2007 stock repurchase program was terminated and the remaining authorized amount of $69.6 million under the April 2007 stock repurchase program was canceled. As of November 30, 2009, we had $89.8 million available for purchases under the April 2008 stock repurchase program.

All repurchased shares of common stock have been retired. The following table summarizes the activities under the stock repurchase programs for the periods indicated (in thousands, except per share data):

	Year Ended November 30,
	2009	2008	2007
Cash used for repurchases	$106,447	$148,989	$226,932

Shares repurchased	12,928	21,271	25,575

Average price per share	$8.23	$7.00	$8.87

In connection with the stock repurchase activities during fiscal years 2009, 2008, and 2007 we classified $47.9 million, $56.5 million, and $49.9 million, respectively, of the excess purchase price over the par value of our common stock to retained earnings and $58.5 million, $92.5 million, and $177.0 million, respectively, to additional paid-in capital. From December 1, 2009 up to January 22, 2010, we have repurchased approximately 2.6 million shares of our outstanding common stock at an average price of $9.50 per share pursuant to the April 2008 stock repurchase program.

TIBCO SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15.    Stock Benefit Plans and Stock-Based Compensation

Stock Benefit Plans

2008 Equity Incentive Plan (the “2008 Plan”).    On August 1, 2008, the 2008 Plan replaced the 1996 Stock Option Plan and the 1998 Director Option Plan. As of November 30, 2009, there were 11.2 million shares available for grant under the 2008 Plan and 3.5 million shares underlying stock options and awards outstanding under the 2008 Plan.

1996 Stock Option Plan (the “1996 Plan”).    On August 1, 2008, the 1996 Plan was retired and replaced with the 2008 Plan. As of November 30, 2009, there were no shares available for grant and 28.5 million underlying stock options and awards outstanding under the 1996 Plan.

Stock options granted under the 2008 and 1996 Plans may be either incentive stock options or nonqualified stock options. Incentive stock options may be granted only to employees (including officers and directors who are employees). Nonqualified stock options may be granted to our employees and consultants. Stock options are generally granted at fair market value on the date of grant and generally vest over four years. Stock options granted from the 1996 Plan prior to December 1, 2005 generally have a contractual term of ten years from the date of grant, and stock options granted from the 1996 Plan on or after December 1, 2005 and stock options granted from the 2008 Plan, have a contractual term of seven years from the date of grant.

In addition to stock options, we issue restricted stock or restricted stock units to our employees (including officers and directors who are employees). Shares of restricted stock are issued at the time of grant, but held in escrow until they are vested. The recipient of restricted stock becomes the owner of record of the stock immediately upon grant, subject to certain restrictions. The balance of unvested restricted stock will be forfeited and automatically transferred back to us at no cost upon the termination of the recipient’s employment. Upon vesting of restricted stock, the recipient has the option to settle minimum withholding taxes by electing to have us withhold otherwise deliverable shares having a fair market value equal to the required tax obligations (“net-settlement”). The net-settlement shares are then immediately cancelled and retired. As vesting of restricted stock units occur, common stock is issued. The recipient of restricted stock units does not acquire any rights as a stockholder until the restricted stock units are settled upon vesting and the recipient actually receives shares of our common stock.

Our stock option agreements and stock award agreements generally provide for partial accelerated vesting if there is a change in control of us. We have entered into an employment agreement with our CEO that provides for varying levels of accelerated vesting upon the occurrence of certain events. In addition, we have a change in control and severance plan that provides certain of our employees with partial accelerated vesting in the event that their employment is terminated within twelve months of a change in control of TIBCO.

1998 Director Option Plan (the “Director Plan”).    In February 1998, we adopted the Director Plan. On August 1, 2008, the Director Plan was retired and replaced by the 2008 Plan. As of November 30, 2009, no shares were available for grant and approximately 1.2 million shares underlying stock options were outstanding under the Director Plan.

Insightful Corporation Amended and Restated 2001 Stock Option and Incentive Plan (the “Insightful Plan”).    In September 2008, we assumed the Insightful Plan in connection with our acquisition of Insightful. At the date of acquisition, all options of Insightful common stock that were outstanding under the Insightful Plan were converted, according to an exchange ratio, into options of our common stock with terms and conditions equivalent to those applicable at the time of conversion. As of November 30, 2009, 0.9 million shares were

TIBCO SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

available for grant and approximately 0.1 million shares underlying stock options and awards were outstanding under the Insightful Plan.

Talarian Stock Option Plans (the “Talarian Plans”).    In April 2003, we assumed all of the Talarian Plans in connection with our acquisition of Talarian. At the date of acquisition, all outstanding options of Talarian common stock were converted, according to an exchange ratio, into options of our common stock with terms and conditions equivalent to those applicable at the time of conversion. As of November 30, 2009, there were no shares reserved for grant and approximately 23,000 shares underlying options outstanding under the Talarian Plans.

2000 Extensibility Stock Option Plan (the “Extensibility Plan”).    In 2000, we assumed the Extensibility Plan in connection with options assumed in our acquisition of Extensibility. Extensibility employees who continued service with us were granted options with terms and conditions equivalent to those applicable at the date of acquisition. As of November 30, 2009, there were no shares reserved for grant and approximately 23,000 shares underlying options outstanding under the Extensibility Plan.

2008 Employee Stock Purchase Plan (the “2008 ESPP”).    On August 1, 2008, we adopted the 2008 ESPP replacing the previous Employee Stock Purchase Program (the “ESPP”) pursuant to the 1996 Plan. As of November 30, 2009, approximately 9.5 million shares were reserved for future issuance under the 2008 ESPP and we had issued approximately 0.5 million shares under the 2008 ESPP.

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

We issued approximately 0.5 million shares, 0.5 million shares and 0.4 million shares for $2.4 million, $3.6 million and $2.9 million, respectively, in employee contributions for the fiscal years 2009, 2008 and 2007, respectively, under the employee stock purchase plans.

2009 Deferred Compensation Plan (the “2009 DCP”).    On February 20, 2009, we adopted the 2009 DCP. Pursuant to the 2009 DCP, eligible participants may elect to defer certain cash compensation into restricted stock units in accordance with the terms of the 2009 DCP. The restricted stock units will be settled in shares of our common stock at the end of the elected deferral period except in certain situations as provided in the 2009 DPC. As of November 30, 2009, approximately 996,422 million shares of our common stock remained available for issuance under the 2009 DCP.

TIBCO SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock Option Activity

The summary of stock option activity in fiscal years 2009, 2008 and 2007 is presented below (in thousands, except per share data):

Stock Options	Number of Shares Underlying Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (year)	Aggregate Intrinsic Value
Outstanding at November 30, 2006	38,461	$8.09
Granted	5,200	7.90
Exercised	(3,994)	5.70
Forfeited or expired	(2,029)	8.92

Outstanding at November 30, 2007	37,638	8.27
Assumed in acquisitions	515	8.85
Granted	3,037	7.67
Exercised	(2,059)	4.20
Forfeited or expired	(2,841)	9.77

Outstanding at November 30, 2008	36,290	8.34
Granted	2,064	7.28
Exercised	(4,290)	6.05
Forfeited or expired	(2,423)	9.21

Outstanding at November 30, 2009	31,641	$8.52	3.86	$34,997

Vested and expected to vest at November 30, 2009	30,799	$8.54	3.77	$34,124

Exercisable at November 30, 2009	26,374	$8.67	3.53	$29,859

The intrinsic value of exercised stock options is calculated based on the difference between the exercise price and the quoted market price of our common stock as of the close of the exercise date. The total intrinsic value of stock options exercised in fiscal years 2009, 2008 and 2007 was $10.5 million, $7.1 million and $13.3 million, respectively. Upon the exercise of stock options, we issue common stock from our authorized shares. As of November 30, 2009, total unamortized stock-based compensation cost related to unvested stock options was $13.5 million, with a weighted-average remaining recognition period of 2.39 years. Total fair value of stock options vested and expensed in fiscal year 2009, 2008 and 2007 was $16.2 million, $15.5 million and $13.6 million, respectively, net of taxes.

The total realized tax benefits attributable to stock options exercised and vesting of stock awards were $21.6 million, $27.0 million and $19.5 million in fiscal year 2009, 2008 and 2007 respectively. The gross excess tax benefits from stock-based compensation were $17.0 million, $24.7 million and $18.0 million in the fiscal years 2009, 2008, and 2007, respectively, as reported on the Consolidated Statements of Cash Flows in financing activities. The excess tax benefits represent the reduction in income taxes otherwise payable during the period which are attributable to the actual gross tax benefits in excess of the expected tax benefits for stock options exercised in current and prior periods.

TIBCO SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

All vested stock options are exercisable. The following table summarizes information about stock options outstanding and exercisable as of November 30, 2009 (in thousands, except number of years and per share data):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares Underlying Options	Weighted-Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price per Share	Number of Shares Underlying Options	Weighted- Average Exercise Price per Share
$ 0.96 to $ 5.99	4,180	3.76	$5.27	3,951	$5.30
6.02 to 6.63	3,739	5.14	6.56	3,576	6.57
6.68 to 7.07	1,646	5.93	6.95	537	6.98
7.08 to 7.30	4,604	4.23	7.29	4,155	7.30
7.31 to 7.95	3,313	4.93	7.76	1,730	7.76
7.98 to 8.59	3,846	2.58	8.10	3,673	8.10
8.60 to 11.42	3,861	4.62	9.08	2,301	9.11
11.44 to 11.97	4,688	2.06	11.76	4,688	11.76
12.00 to 71.81	1,764	1.76	17.53	1,763	17.54

	31,641	3.82	$8.52	26,374	$8.67

Stock Awards Activities

Our nonvested stock awards are comprised of restricted stock and restricted stock units. A summary of the status for nonvested stock awards as of November 30, 2009, and activities during fiscal years 2009, 2008 and 2007, is presented as follows (in thousands, except per share data):

Nonvested Stock Awards	Restricted Stock	Restricted Stock Units	Total of Shares Number Underlying Awards	Weighted- Average Grant-Date Fair Value
Nonvested at November 30, 2006	1,177	319	1,496	$7.34
Granted	1,321	396	1,717	8.89
Vested	(271)	(74)	(345)	7.34
Forfeited	(185)	(63)	(248)	7.94

Nonvested at November 30, 2007	2,042	578	2,620	8.28
Granted	2,058	412	2,470	7.76
Vested	(537)	(153)	(690)	8.18
Forfeited	(200)	(75)	(275)	8.17

Nonvested at November 30, 2008	3,363	762	4,125	7.99
Granted	2,090	1,396	3,486	6.67
Vested	(940)	(220)	(1,160)	6.98
Forfeited	(432)	(136)	(568)	7.96

Nonvested at November 30, 2009	4,081	1,802	5,883	$7.41

We granted nonvested stock awards at no cost to recipients during fiscal years 2009, 2008, and 2007. As of November 30, 2009, there was $29.3 million of total unrecognized compensation cost related to nonvested stock awards. That cost is expected to be recognized generally on a straight-line basis as the shares vest over three to four years (the weighted-average recognition period of 2.60 years). The total fair value of shares vested pursuant to stock awards during fiscal year 2009, 2008, and 2007 were $4.5 million, $5.6 million, and $2.5 million, respectively.

TIBCO SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock-Based Compensation

Stock-based compensation expense in fiscal year 2009, 2008 and 2007 were $23.5 million, $21.0 million, and $17.6 million, respectively, which consisted primarily of stock-based compensation expense related to employee stock options recognized. The tax effect on employee stock-based compensation in fiscal years 2009, 2008 and 2007 was $7.4 million, $5.5 million and $4.0 million, respectively. We did not capitalize any stock-based compensation in any of the fiscal periods reported.

We started granting restricted stock and restricted stock units to employees in fiscal year 2006. Approximately $12.8 million, $8.5 million, and $4.3 million of employee stock-based compensation for the fiscal years 2009, 2008, and 2007, respectively, were related to restricted stock and restricted stock units.

We recognized stock-based compensation cost associated with our employee stock purchase programs on a straight-line basis over each six-month offering period. Employee stock-based compensation associated with our employee stock purchase programs for the fiscal year 2009, 2008 and 2007 was approximately $1.0 million, $1.2 million, and $0.9 million, respectively.

Assumptions for Estimating Fair Value of Stock-Based Awards

We selected the Black-Scholes option pricing model as the most appropriate model for determining the estimated fair value for stock-based awards including stock options and employee stock purchase plans. The use of the Black-Scholes model requires the use of extensive actual employee exercise behavior data and the use of a number of complex assumptions including expected volatility, risk-free interest rate and expected dividends. The following table summarizes the assumptions used to value options granted in the respective periods:

	Year Ended November 30,
	2009	2008	2007
Stock Option grants:
Expected term of stock options (years)	4.7 – 5.1	4.6 – 4.9	4.4 – 4.6
Risk-free interest rate	1.7 – 2.6%	2.6 – 3.4%	3.8 – 4.7%
Volatility	48 – 56%	45 – 48%	39%
Weighted-average grant-date fair value (per share)	$3.42	$3.40	$3.92
Employee stock purchase plans:
Expected term of ESPP (years)	0.5	0.5	0.5
Risk-free interest rate	0.3 – 0.4%	1.9 – 2.2%	5.0 – 5.2%
Volatility	51 – 71%	42 – 54%	32 – 34%
Weighted-average grant-date fair value (per share)	$2.12	$2.34	$3.92

We estimated the volatility of our stock using historical volatility, as well as the implied volatility in market-traded options on our common stock. We determined that a blend of implied volatility and historical volatility is more reflective of market conditions and a better indicator of expected volatility than using purely historical volatility. We will continue to monitor these and other relevant factors used to measure expected volatility for future stock option grants.

The expected term of employee stock options represents the weighted-average period that the stock options are expected to remain outstanding. We derived the expected term assumption based on our historical settlement experience, while giving consideration to stock options that have life cycles less than the contractual terms and vesting schedules.

TIBCO SOFTWARE, INC.

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

As stock-based compensation expense recognized in our Consolidated Statement of Operations is based on awards ultimately expected to vest, the amount has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on our historical experience.

The fair value of restricted stock and restricted stock units is the grant date closing price of our common stock. We expense the cost of the restricted stock and restricted stock units ratably over the period during which the restrictions lapse, and adjust for estimated forfeitures.

16.    Employee 401(k) Plan

Our employee savings and retirement plan is qualified under Section 401 of the United States Internal Revenue Code of 1986, as amended. Employees may elect to reduce their current compensation by up to the statutory prescribed annual limit and have the amount of such reduction contributed to the 401(k) Plan. We provide a 100% match to employee contributions up to 4% of an employee’s base pay and an additional 25% on employee contributions of the next 2% of base pay. Our matching contributions to the 401(k) Plan totaled $5.1 million, $5.2 million and $4.8 million in fiscal years 2009, 2008 and 2007, respectively.

17.    Comprehensive Income (Loss)

Our comprehensive income (loss) includes net income and other comprehensive income (loss), which consists of unrealized gains and losses on available-for-sale securities and cumulative translation adjustments.

Total comprehensive income (loss) in fiscal years 2009, 2008 and 2007 are presented in the Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss). Total Accumulated Other Comprehensive Income (Loss) is displayed as a separate component of Stockholder’s Equity in the accompanying Consolidated Balance Sheets. The balances of each component of Accumulated Other Comprehensive Income (Loss), net of taxes, consist of the following (in thousands):

	November 30,
	2009	2008	2007
Cumulative translation adjustment, net of tax	$(16,386)	$(44,451)	$32,636
Unrealized gain (loss) on available-for-sale securities	(27)	26	357

Total accumulated other comprehensive income (loss)	$(16,413)	$(44,425)	$32,993

As of November 30, 2009, 2008 and 2007, cumulative translation adjustment included total accumulated tax effects of $7.6 million, $10.7 million and $(8.9) million, respectively.

18.    Minority Interest

In the first quarter of fiscal year 2007, we established a joint venture in South Africa, TS Innovations Limited (“Innovations”), with a local South Africa corporation, to assist with our sales efforts as well as to provide consulting services and training to our customers in the Sub-Saharan Africa region. As of November 30,

TIBCO SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2009 and 2008, Innovations had total assets of $3.2 million and $0.9 million, respectively. For the years ended November 30, 2009, 2008, and 2007, Innovations had total revenues of $7.5 million, $3.9 million and $3.5 million, respectively. As of November 30, 2009, we owned a 74.9% interest in the joint venture. Because of this majority interest, our Consolidated Financial Statements include the balance sheets, results of operations and cash flows of Innovations, net of intercompany charges. We therefore eliminated 25.1% of financial results that pertain to the minority interest; the eliminated amount was reported as a separate line on our Consolidated Statements of Operations and Balance Sheets.

19.    Income Taxes

Income before provision for income taxes consisted of the following (in thousands):

	Year Ended November 30,
	2009	2008	2007
United States	$78,928	$45,241	$52,928
International	10,689	25,589	24,471

	$89,617	$70,830	$77,399

Significant components of the provision for (benefit from) income taxes are as follows (in thousands):

	Year Ended November 30,
	2009	2008	2007
Federal:
Current	$23,547	$20,497	$18,971
Deferred	(992)	(12,376)	(1,887)

	22,555	8,121	17,084

State:
Current	2,934	3,711	1,756
Deferred	(1,050)	(2,880)	(34)

	1,884	831	1,722

Foreign:
Current	13,246	20,300	10,751
Deferred	(10,588)	(10,938)	(4,156)

	2,658	9,362	6,595

Provision for income taxes	$27,097	$18,314	$25,401

TIBCO SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We paid income taxes of $18.6 million, $12.6 million and $12.1 million in fiscal years 2009, 2008 and 2007, respectively.

The provision for income taxes was at rates other than the United States Federal statutory tax rate for the following reasons:

	Year Ended November 30,
	2009	2008	2007
U.S. Federal statutory rate	35.0%	35.0%	35.0%
State taxes	3.2	1.2	1.6
Research and development credits	(1.9)	(2.2)	(2.7)
Goodwill and intangibles	(0.4)	(0.5)	0.3
Stock option compensation	1.1	3.1	2.9
Foreign income taxed at different rate	(6.6)	(7.7)	(3.7)
Change in valuation allowance	0.8	(1.7)	(2.1)
Meals and entertainment	0.5	0.8	0.7
Extraterritorial income exclusion	—	—	(0.1)
Other	(1.5)	(2.1)	0.9

Provision for income taxes	30.2%	25.9%	32.8%

U.S. income taxes and foreign withholding taxes have not been provided for on a cumulative total of $42.5 million of undistributed earnings for certain non-U.S. subsidiaries. With the exception of our subsidiaries in the United Kingdom and Japan, net undistributed earnings of our foreign subsidiaries are generally considered to be indefinitely reinvested, and accordingly, no provision for U.S. income taxes has been provided thereon. We have sufficient cash reserves in the U.S. and do not require repatriation of our foreign earnings. We intend to use the undistributed earnings for acquisitions, local operations expansion and to meet local operating expense requirements. Upon distribution of these earnings in the form of dividends or otherwise, we will be subject to U.S. income taxes net of available foreign tax credits associated with these earnings. Determination of the amount of unrecognized deferred tax liability related to these earnings is not practicable.

TIBCO SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of deferred tax assets (liabilities) are as follows (in thousands):

	November 30,
	2009	2008
Deferred tax assets:
Net operating loss carryforwards	$36,302	$27,195
Reserves, accruals and foreign related items	24,546	23,883
Credit carryforwards	15,918	13,165
Depreciation and amortization	16,952	15,194
Unrealized losses on investments	5,402	5,274
Deferred revenue	6,891	5,308
Translation gains/losses	1,364	8,817
Stock compensation expense	11,618	8,105
Other	1,962	2,069

	120,955	109,010
Deferred tax liabilities:
Intangible assets	(24,664)	(22,100)
Pre-acquisition receivable—Spotfire	(1,135)	(4,748)
Other	(422)	(405)

	(26,221)	(27,253)

Net deferred tax assets before valuation allowance	94,734	81,757
Valuation allowance	(8,679)	(7,945)

Net deferred tax assets	$86,055	$73,812

In connection with the acquisition of DataSynapse, we have recorded current deferred tax assets of $0.7 million and long term deferred tax assets of $3.7 million with a corresponding adjustment to goodwill. These deferred taxes were primarily related to the acquired tangible and intangible assets, deferred revenue, accounts receivable, accrued expenses and certain tax attributes of DataSynapse.

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

TIBCO SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We assess the likelihood that we will be able to recover our deferred tax assets. We consider all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. If it is not more likely than not that we will recover our deferred tax assets, we will increase our provision for taxes by recording a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable. The available positive evidence at November 30, 2009 included five years of historical operating profits and a projection of future income sufficient to realize most of our remaining deferred tax assets. We recorded a valuation allowance of $0.7 million in fiscal year 2009, related to excess foreign tax credit. As of November 30, 2009, it was considered more likely than not that our deferred tax assets would be realized with the exception of certain capital loss and foreign tax credit carryovers as we cannot forecast sufficient future capital gains or foreign source income to realize these deferred tax assets. The remaining valuation allowance of approximately $8.7 million as of November 30, 2009 will result in an income tax benefit if and when we conclude it is more likely than not that the related deferred tax assets will be realized.

As of November 30, 2009, we believed that the amount of the deferred tax assets recorded on our balance sheet would ultimately be recovered. However, should there be a change in our ability to recover our deferred tax assets, our tax provision would increase in the period in which we determine that it is more likely than not that we cannot recover our deferred tax assets. If we have to re-establish a full valuation allowance against our deferred tax assets it would result in an increase of $38.0 million to income tax expense.

We have elected to track the portion of our federal and state net operating loss and tax credit carryforwards attributable to stock option benefits in a separate memo account. Therefore, these amounts are no longer included in our gross or net deferred tax assets. The benefit of these net operating loss and tax credit carryforwards will only be recorded to equity when they reduce cash taxes payable. As a result, we recorded a net change of $20.3 million and $41.6 million in fiscal year 2009 and 2008, respectively, in the memo account resulting from the utilization of net operating loss related to stock option benefits.

Our income taxes payable for federal purposes have been reduced by the tax benefits associated with the exercise of employee stock options during the fiscal year and utilization of net operating loss carryover applicable to both stock options and acquired entities. The benefits applicable to stock options were credited directly to stockholders’ equity when realized and amounted to $21.6 million and $27.0 million for fiscal years 2009 and 2008, respectively.

As of November 30, 2009, our federal and state net operating loss carryforwards for income tax purposes were $243.6 million and $89.7 million, respectively, which expire through 2028. As of November 30, 2009, our federal and state tax credit carryforwards for income tax purposes were $52.9 million and $29.7 million, respectively. The federal tax credit carryforwards expire in 2029 and the state tax credit can be carried forward indefinitely.

As of November 30, 2009, our federal and state net operating loss carryforwards being accounted for in the memo account were $115.6 million and $25.8 million, respectively. As of November 30, 2009, our federal and state tax credit carryforwards being accounted for in the memo account were $48.6 million and $19.5 million, respectively.

In the event of a change in ownership, as defined under federal and state tax laws, our net operating loss and tax credit carryforwards may be subject to annual limitations. The annual limitations may result in the expiration of the net operating loss and tax credit carryforwards before utilization.

TIBCO SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On December 1, 2007, we adopted the accounting for uncertainty in income taxes which requires companies to determine whether it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit can be recorded in the financial statements. The standards also provides guidance on de-recognition, classification, accounting in interim periods and disclosure requirements for tax contingencies. In addition, we have applied the standards in determining whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits.

As a result of the adoption of the accounting for uncertainty in income taxes, we reduced the liability for net unrecognized tax benefits by $0.6 million and accounted for this as a cumulative-effect adjustment recorded as an increase to the December 1, 2007 balance of retained earnings. The total amount of gross unrecognized tax benefit as of the date of adoption was $33.8 million, of which $11.5 million would affect the effective tax rate if realized. We historically classified unrecognized tax benefits in current income taxes payable. In implementing the guidance, we have reclassified $6.8 million from current income taxes payable to long-term income tax liabilities. We have also grossed-up our long-term income tax liabilities by $5.4 million with a corresponding increase to our deferred tax assets.

A reconciliation of the unrecognized tax benefits for the fiscal years ended November 30, 2009 and 2008 are as follows (in thousands):

	November 30,
	2009	2008
Gross unrecognized tax benefits balance at beginning of year	$35,433	$33,788
Increases for tax positions of current fiscal year	2,512	1,598
Increases for tax positions of prior fiscal years	1,398	2,144
Decreases for tax positions of prior fiscal years	(651)	(1,897)
Lapse of statutes of limitation	(176)	(200)

Total gross unrecognized tax benefits balance at end of year	38,516	35,433
Interest and penalties	1,416	1,162

Balance at end of year	$39,932	$36,595

During fiscal year 2009, the amount of gross unrecognized tax benefits was increased by approximately $3.1 million. The total amount of gross unrecognized tax benefits was $38.5 million as of November 30, 2009, of which $15.6 million would affect the effective tax rate if realized. We do not expect any significant changes to the amount of unrecognized tax benefit within the next 12 months.

Upon adoption of authoritative guidance, we have elected to include interest expense and penalties accrued on unrecognized tax benefits as a component of our income tax expense. This is consistent with our policy prior to the adoption of accounting for uncertainty in income taxes. As of November 30, 2008 and November 30, 2009, we had accrued interest and penalties related to uncertain tax positions of $1.2 million and $1.4 million, respectively.

We are subject to routine corporate income tax audits in the United States and foreign jurisdictions. The statute of limitations for our fiscal years 1994 through 2008 remains open for U.S. purposes. Most foreign jurisdictions have statute of limitations that range from three to six years.

20.    Net Income Per Share

Basic net income per share is computed by dividing the net income available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period less shares

TIBCO SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

We use the treasury stock method to calculate the weighted-average shares used in the diluted earnings per share. Under this treasury stock method, the assumed proceeds calculation includes: (a) the actual proceeds to-be-received from the employee upon exercise, (b) the average unrecognized compensation cost during the period and (c) any tax benefits that will be credited upon exercise to additional paid in capital. We determine whether our windfall pool of available excess tax benefits is sufficient to absorb the shortfall. Currently, we have determined that we have sufficient windfall pool available.

The following table sets forth the computation of basic and diluted net income per share for the periods indicated (in thousands, except per share data):

	Year Ended November 30,
	2009	2008	2007
Net income	$62,302	$52,411	$51,888

Weighted-average shares of common stock used to compute basic net income per share	168,970	180,525	198,885
Effect of dilutive common stock equivalents:
Stock options to purchase common stock	2,548	2,905	6,114
Restricted common stock awards	810	312	317

Weighted-average shares of common stock used to compute diluted net income per share	172,328	183,742	205,316

Basic net income per share	$0.37	$0.29	$0.26

Diluted net income per share	$0.36	0.29	$0.25

The following potential weighted-average common stock equivalents are not included in the diluted net income per share calculation above, because their effect was anti-dilutive for the periods indicated (in thousands):

	Year Ended November 30,
	2009	2008	2007
Stock options to purchase common stock	23,882	24,725	16,124
Restricted common stock awards	1,299	1,267	109

Total anti-dilutive common stock equivalents	25,181	25,992	16,233

21.    Related Party Transactions

Bernard J. Bourigeaud, a former member of our Board of Directors, served until December 2007 as Chairman of the Management Board and CEO of Atos Origin, a leading international IT services provider and one of our customers in fiscal year 2007. Total revenue received from Atos Origin for products and services delivered in the fiscal year ended November 30, 2007, was $1.0 million. We believe that the products and

TIBCO SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

services provided to Atos Origin were on terms that were determined at arm’s length, and such terms were similar to terms offered to other customers.

22.    Segment Information

We operate our business in one operating segment: the development and marketing of a suite of infrastructure software. Our chief operating decision maker is our Chief Executive Officer, who reviews financial information presented on a consolidated basis for purposes of making operating decisions and assessing financial performance.

Our total revenue by geographic region, based on the location at which each sale originated, is summarized as follows (in thousands):

	Year Ended November 30,
	2009	2008	2007
Americas:
United States	$279,226	$301,969	$267,415
Other Americas	35,936	18,660	10,963

Total Americas	315,162	320,629	278,378

EMEA:
United Kingdom	62,426	74,230	81,084
Other EMEA	194,562	185,960	152,375

Total EMEA	256,988	260,190	233,459

APJ	49,238	63,652	65,549

	$621,388	$644,471	$577,386

Our license revenue in fiscal years 2009, 2008 and 2007 was derived from the following three product solutions: SOA, business optimization and BPM.

	Year Ended November 30,
	2009	2008	2007
SOA	62%	56%	65%
Business optimization	25	32	19
BPM	13	12	16

Total license revenue	100%	100%	100%

Our property and equipment by major country are summarized as follows (in thousands):

	November 30,
	2009	2008
Property and equipment, net:
United States	$90,254	$97,576
United Kingdom	2,224	2,240
Other	2,153	3,715

	$94,631	$103,531

TIBCO SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

23.    Selected Quarterly Financial Information (Unaudited)

(in thousands, except per share data)

	Three Months Ended
	November 30, 2009	August 31, 2009	May 31, 2009	February 28, 2009
Total revenue	$195,570	$150,252	$142,670	$132,896
Gross profit	152,773	111,949	102,773	94,841
Total operating expenses	107,932	91,440	88,758	85,604
Income from operations	44,841	20,509	14,015	9,237
Provision for income taxes	12,518	5,629	4,828	4,122
Net income	31,733	14,866	10,077	5,626
Net income per share:
Basic	$0.19	$0.09	$0.06	$0.03
Diluted	$0.18	$0.09	$0.06	$0.03
Shares used in computing net income per share:
Basic	164,925	168,036	171,635	171,284
Diluted	171,886	172,194	173,134	172,092

	Three Months Ended
	November 30, 2008	August 31, 2008	May 31, 2008	February 28, 2008
Total revenue	$185,524	$162,337	$150,032	$146,578
Gross profit	141,524	117,061	104,460	103,528
Total operating expenses	100,819	101,803	100,436	97,780
Income from operations	40,705	15,258	4,024	5,748
Provision for income taxes	8,923	4,917	1,641	2,833
Net income	32,291	11,113	3,493	5,514
Net income per share:
Basic	$0.18	$0.06	$0.02	$0.03
Diluted	$0.18	$0.06	$0.02	$0.03
Shares used in computing net income per share:
Basic	174,612	179,094	182,078	186,315
Diluted	175,758	183,154	185,990	190,064

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

24.    Subsequent Events

Foresight Corporation

On December 31, 2009, we acquired Foresight Corporation (“Foresight”), a private company incorporated in Delaware and a leading provider of EDI productivity tools and transaction automation solutions. We paid $30.0 million of cash to acquire the outstanding equity of Foresight. We have also incurred transaction costs associated with the acquisition. As a result of the acquisition, TIBCO also assumed facility leases, certain liabilities and commitments of Foresight. Management is currently evaluating the purchase price allocation following consummation of the transaction.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on this 29th day of January 2010.

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

Signature	Title	Date

/s/ VIVEK Y. RANADIVÉ Vivek Y. Ranadivé	Chairman and Chief Executive Officer (Principal Executive Officer)	January 29, 2010

/s/ SYDNEY L. CAREY Sydney L. Carey	Vice President, Corporate Controller (Principal Accounting Officer)	January 29, 2010

/s/ TROY O. MITCHELL Troy O. Mitchell	Vice President, Corporate Controller (Principal Accounting Officer)	January 29, 2010

/s/ NANCI E. CALDWELL Nanci E. Caldwell	Director	January 29, 2010

/s/ ERIC DUNN Eric Dunn	Director	January 29, 2010

/s/ NAREN GUPTA Naren Gupta	Director	January 29, 2010

/s/ PETER JOB Peter Job	Director	January 29, 2010

/s/ PHILLIP K. WOOD Phillip K. Wood	Director	January 29, 2010

II-2

EXHIBIT INDEX

Exhibit No.	Exhibits
3.1(1)	Amended and Restated Certificate of Incorporation of Registrant.
3.2(2)	Amended and Restated Bylaws of Registrant, as amended and restated.
3.3(15)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of the Registrant.
4.1(15)	Preferred Stock Rights Agreement, dated as of February 14, 2004, between the Registrant and EquiServe Trust Company, N.A., including the Certificate of Designation, the Form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B and C, respectively.
10.1(3)	Form of Registrant’s Indemnification Agreement.
10.2(4)#	1996 Stock Option Plan, as amended and restated.
10.3(3)#	Form of Stock Option Agreement pursuant to the 1996 Stock Option Plan.
10.4(11)#	Form of Restricted Stock Agreement pursuant to the 1996 Stock Option Plan.
10.5(3)#	Form of Restricted Stock Unit Agreement pursuant to the 1996 Stock Option Plan.
10.6(5)#	1998 Director Option Plan, as amended and restated.
10.7(11)#	Form of Director Option Agreement pursuant to the 1998 Director Option Plan.
10.8(6)#	2008 Equity Incentive Plan.
10.9(7)#	Form of Stock Option Agreement pursuant to the 2008 Equity Incentive Plan.
10.10(7)#	Form of Restricted Stock Agreement pursuant to the 2008 Equity Incentive Plan.
10.11(16)#	Form of Restricted Stock Unit Agreement pursuant to the 2008 Equity Incentive Plan.
10.12(6)#	2008 Employee Stock Purchase Plan.
10.13(8)#	Extensibility, Inc. 2000 Stock Plan.
10.14(9)#	Talarian Corporation 2000 Equity Incentive Plan.
10.15(9)#	Talarian Corporation 1998 Equity Incentive Plan.
10.16(9)#	White Barn, Inc. Stock Option Plan.
10.17(9)#	White Barn, Inc. 2000 Equity Incentive Plan.
10.18(10)#	Insightful Corporation Amended and Restated 2001 Stock Option and Incentive Plan.
10.19(11)#	Form of Restricted Stock Agreement pursuant to the Insightful Corporation Amended and Restated 2001 Stock Option and Incentive Plan.
10.20(11)#	Form of Restricted Stock Unit Agreement pursuant to the Insightful Corporation Amended and Restated 2001 Stock Option and Incentive Plan.
10.21(11)#	Change in Control and Severance Plan.
10.23(11)#	Amended and Restated Employment Agreement, dated as of September 26, 2008, by and between Vivek Ranadivé and Registrant.
10.24(12)	Lease Agreement dated January 21, 2000 between Spieker Properties, L.P. and the Registrant.
10.25(13)	Agreement to Lease and Sell Assets, dated as of June 2, 2003, by and between the Board of Trustees of the Leland Stanford Junior University and 3301 Hillview Holdings, Inc.
10.26(13)	Ground Lease, dated as of June 25, 2003, by and between the Board of Trustees of the Leland Stanford Junior University and 3301 Hillview Holdings, Inc.
10.27(13)	Promissory Note issued on June 25, 2003 to SunAmerica Life Insurance Company by 3301 Hillview Holdings, Inc.
10.28(14)	First Amendment, dated May 31, 2007, to Promissory Note issued on June 25, 2003 to SunAmerica Life Insurance Company by 3301 Hillview Holdings, Inc.
10.29(16)#	TIBCO Software Inc. 2009 Deferred Compensation Plan.
10.30(16)#	Form of Restricted Stock Unit Agreement pursuant to the TIBCO Software Inc. 2009 Deferred Compensation Plan.
10.31(17)	Agreement and Plan of Merger by and among TIBCO Software Inc., Touchdown Acquisition Corporation, DataSynapse, Inc., the Persons listed on Annex 1 thereto, Bain Capital Venture Fund 2001, L.P., as Stockholder Representative and U.S. Bank, National Association, as Escrow Agent, dated as of August 21, 2009.
10.32(18)	Credit Agreement, dated as of November 2, 2009, by and among TIBCO Software Inc., each of the lenders party thereto from time to time, Silicon Valley Bank, as Syndication Agent, Wells Fargo Bank, N.A., as Documentations Agent, and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer

Exhibit No.	Exhibits
21	List of subsidiaries.
23	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.
24	Power of Attorney (included on signature page).
31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification by Chief Financial Officer Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification by Chief Executive Officer pursuant to 18 USC § 1350.
32.2	Certification by Chief Financial Officer pursuant to 18 USC § 1350.

(1)	Incorporated by reference to an exhibit filed with the Registrant’s Registration Statement on Form 8-A, filed with the SEC on February 23, 2004.
(2)	Incorporated by reference to an exhibit filed with the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on July 9, 2009.
(3)	Incorporated by reference to an exhibit filed with the Registrant’s Annual Report on Form 10-K, filed with the SEC on January 25, 2008.
(4)	Incorporated by reference to an exhibit filed with the Registrant’s Annual Report on Form 10-K, filed with the SEC on February 9, 2007.
(5)	Incorporated by reference to an exhibit filed with the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on April 14, 2006.
(6)	Incorporated by reference to exhibits filed with the Registrant’s Registration Statement on Form S-8 (File No. 333-152245), filed with the SEC on July 10, 2008.
(7)	Incorporated by reference to an exhibit filed with the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on July 10, 2008.
(8)	Incorporated by reference to an exhibit filed with the Registrant’s Registration Statement on Form S-8 (File No. 333-48260), filed with the SEC on October 19, 2000.
(9)	Incorporated by reference to exhibits filed with the Registrant’s Registration Statement on Form S-8 (File No. 333-88730), filed with the SEC on May 21, 2002.
(10)	Incorporated by reference to an exhibit filed with the Registrant’s Registration Statement on Form S-8 (File No. 333-153333), filed with the SEC on September 5, 2008.
(11)	Incorporated by reference to an exhibit filed with the Registrant’s Annual Report on Form 10-K, filed with the SEC on January 28, 2009.
(12)	Incorporated by reference to an exhibit filed with the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on April 17, 2000.
(13)	Incorporated by reference to exhibits filed with the Registrant’s Annual Report on Form 10-K, filed with the SEC on January 20, 2004.
(14)	Incorporated by reference to exhibits filed with the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on July 13, 2007.
(15)	Incorporated by reference to an exhibit filed with the Registrant’s Registration Statement on Form 8-A, filed with the SEC on February 23, 2004, as amended.
(16)	Incorporated by reference to exhibits filed with the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on April 9, 2009.
(17)	Incorporated by reference to an exhibit filed with the Registrant’s Current Report on Form 8-K, filed with the SEC on August 24, 2009
(18)	Incorporated by reference to an exhibit filed with the Registrant’s Current Report on Form 8-K, filed with the SEC on November 2, 2009.
#	Indicates management contract or compensatory plan or arrangement.