Form 10-Q
period 2010-02-28
TIBCO SOFTWARE INC
filed 2010-04-09
CIK 1085280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2010

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

The number of shares outstanding of the registrant’s Common Stock, $0.001 par value, as of April 2, 2010 was 166,139,779 shares.

TIBCO SOFTWARE INC.

TIBCO SOFTWARE INC.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except par value per share)

	February 28, 2010	November 30, 2009
Assets
Current assets:
Cash and cash equivalents	$278,467	$292,529
Short-term investments	215	307
Accounts receivable, net of allowances of $4,246 and $4,224	111,325	154,744
Prepaid expenses and other current assets	49,045	52,657

Total current assets	439,052	500,237
Property and equipment, net	92,024	94,631
Goodwill	385,122	374,285
Acquired intangible assets, net	91,210	83,060
Long-term deferred income tax assets	72,841	70,057
Other assets	44,565	44,069

Total assets	$1,124,814	$1,166,339

Liabilities and Equity
Current liabilities:
Accounts payable	$13,531	$18,350
Accrued liabilities	62,906	96,595
Accrued restructuring and excess facilities costs	5,054	5,848
Deferred revenue	173,026	159,241
Current portion of long-term debt	2,177	2,148

Total current liabilities	256,694	282,182
Accrued excess facilities costs, less current portion	57	1,083
Long-term deferred revenue	14,204	15,353
Long-term deferred income tax liabilities	9,650	9,257
Long-term income tax liabilities	16,446	17,045
Long-term debt, less current portion	39,821	40,377
Other long-term liabilities	3,257	3,561

Total liabilities	340,129	368,858

Commitments and contingencies

Equity:
Common stock, $0.001 par value; 1,200,000 shares authorized; 165,403 and 167,738 shares issued and outstanding	165	168
Additional paid-in capital	774,949	774,474
Accumulated other comprehensive loss	(25,248)	(16,413)
Retained earnings	34,092	38,520

Total TIBCO Software Inc. stockholders’ equity	783,958	796,749
Noncontrolling interest	727	732

Total equity	784,865	797,481

Total liabilities and equity	$1,124,814	$1,166,339

See accompanying Notes to Condensed Consolidated Financial Statements.

TIBCO SOFTWARE INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share data)

	Three Months Ended February 28,
	2010	2009
Revenue:
License	$54,174	$44,849
Service and maintenance	100,870	88,047

Total revenue	155,044	132,896

Cost of revenue:
License	7,396	6,810
Service and maintenance	35,204	31,245

Total cost of revenue	42,600	38,055

Gross profit	112,444	94,841

Operating expenses:
Research and development	28,074	25,134
Sales and marketing	52,703	46,126
General and administrative	11,346	10,628
Amortization of acquired intangible assets	3,708	3,716
Acquisition related and other	1,045	—

Total operating expenses	96,876	85,604

Income from operations	15,568	9,237

Interest income	204	1,077
Interest expense	(985)	(746)
Other income (expense), net	(229)	159

Income before provision for income taxes and noncontrolling interest	14,558	9,727
Provision for income taxes	4,118	4,122

Net income	10,440	5,605
Less: Net income (loss) attributable to noncontrolling interest	15	(21)

Net income attributable to TIBCO Software Inc.	$10,425	$5,626

Net income per share attributable to TIBCO Software Inc.:
Basic	$0.06	$0.03

Diluted	$0.06	$0.03

Shares used in computing net income per common share attributable to TIBCO Software Inc.:
Basic	162,593	171,284

Diluted	169,745	172,092

See accompanying Notes to Condensed Consolidated Financial Statements.

TIBCO SOFTWARE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended February 28,
	2010	2009
Operating activities:
Net income	$10,440	$5,605
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	3,445	3,820
Amortization of acquired intangible assets	7,322	7,279
Stock-based compensation	6,436	5,361
Deferred income tax	(5,115)	(2,397)
Tax benefits related to stock benefit plans	4,879	2,711
Excess tax benefits from stock-based compensation	(3,850)	(2,318)
Other non-cash adjustments, net	10	493
Changes in assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	43,658	24,710
Prepaid expenses and other assets	2,104	2,928
Accounts payable	(4,549)	(598)
Accrued liabilities and excess facilities costs	(35,272)	(23,931)
Deferred revenue	10,994	5,650

Net cash provided by operating activities	40,502	29,313

Investing activities:
Maturities and sales of short-term investments	152	5,174
Acquisition of businesses, net of cash acquired	(29,227)	(163)
Proceeds from private equity investments	32	—
Purchases of property and equipment	(1,058)	(1,318)
Restricted cash pledged as security	22	(2,315)

Net cash provided by (used in) investing activities	(30,079)	1,378

Financing activities:
Proceeds from exercise of stock options	3,456	1,138
Proceeds from employee stock purchase program	1,374	1,179
Withholding taxes related to restricted stock net share settlement	(962)	(190)
Repurchases of the Company’s common stock	(29,564)	—
Excess tax benefits from stock-based compensation	3,850	2,318
Principal payments on long-term debt	(527)	(498)

Net cash provided by (used in) financing activities	(22,373)	3,947

Effect of foreign exchange rate changes on cash and cash equivalents	(2,112)	(3,315)

Net increase (decrease) in cash and cash equivalents	(14,062)	31,323
Cash and cash equivalents at beginning of period	292,529	254,400

Cash and cash equivalents at end of period	$278,467	$285,723

Supplemental disclosures:
Income taxes paid	$10,165	$3,053

Interest paid	$760	$610

See accompanying Notes to Condensed Consolidated Financial Statements

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared by TIBCO Software Inc. (“TIBCO,” the “Company,” “we” or “us”) in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in Consolidated Financial Statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) have been condensed or omitted in accordance with such rules and regulations. The condensed consolidated balance sheet data as of November 30, 2009 was derived from audited financial statements, but does not include all disclosures required by GAAP. In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to state fairly our financial position and our results of operations and cash flows. These Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and notes thereto included in our 2009 Annual Report on Form 10-K for the fiscal year ended November 30, 2009.

Our fiscal year ends on November 30th of each year. For purposes of presentation, we have indicated the first quarter of fiscal year 2009 as ended on February 28, 2009; whereas in fact, the first quarter of fiscal year 2009 actually ended on March 1, 2009. There were 90 days and 91 days in the first quarter of fiscal years 2010 and 2009, respectively.

The Condensed Consolidated Financial Statements include the accounts of us and our wholly-owned and majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. For majority-owned subsidiaries, we reflect the noncontrolling interest of the portion we do not own on our Condensed Consolidated Balance Sheets in Equity.

The results of operations for the three months ended February 28, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending November 30, 2010, or any other future period, and we make no representations related thereto. Certain reclassifications have been made to the prior year consolidated financial statements to conform to the current year presentation.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Our significant accounting policies were described in Note 2 to our audited Consolidated Financial Statements included in our 2009 Annual Report on Form 10-K for the fiscal year ended November 30, 2009. Other than the adoption of the Financial Accounting Standards Board (“FASB”) guidance related to accounting for business combinations, there have been no significant changes in our accounting policies for the first quarter of fiscal year 2010.

Recent Accounting Pronouncements

In January 2010, the FASB issued a new fair value accounting standard update, Fair Value Measurements and Disclosures: Improving Disclosures about Fair Value Measurements. This update requires additional disclosures about (i) the different classes of assets and liabilities measured at fair value, (ii) the valuation techniques and inputs used, (iii) the activity in Level 3 fair value measurements, and (iv) the transfers between Levels 1, 2, and 3. This update is effective for interim and annual reporting periods beginning after December 15, 2009. We will comply with the disclosure requirements in the second quarter of fiscal year 2010. We do not expect the adoption of this guidance to have a material impact on our consolidated results of operation and financial condition.

In December 2007, the FASB issued a new accounting standard for noncontrolling interests in consolidated financial statements. The new standard establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. In addition, the guidance also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. In January 2010, the FASB issued Accounting Standards Update No. 2010-02, Consolidation: Accounting and Reporting for Decreases in Ownership of a Subsidiary - a Scope Clarification. This update clarifies the scope of the decrease in ownership provisions and also requires expanded disclosures. We adopted these standards in the first quarter of fiscal year 2010 with retrospective application of the presentation and disclosure requirements. Noncontrolling interests of $0.7 million were reclassified to Equity in the

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Condensed Consolidated Balance Sheets as of November 30, 2009. Net loss attributable to noncontrolling interests of $21,000 was reclassified from Net income to Net income attributable to TIBCO Software Inc. in the Condensed Consolidated Statements of Operations for the three months ended February 28, 2009.

In June 2008, the FASB issued a new accounting standard that clarifies whether instruments granted in share-based payment transactions should be included in computing earnings per share. Under the new standard, we will be required to include restricted stock that contains non-forfeitable rights to dividends in our calculation of basic earnings per share (“EPS”), and will need to calculate basic EPS using the “two-class method.” The two-class method of computing EPS is an earnings allocation formula that determines EPS for each class of common stock and participating securities according to dividends declared (or accumulated) and participation rights in undistributed earnings. We adopted this new accounting standard on a retrospective basis in the first quarter of fiscal year 2010, and the adoption did not have an impact on EPS.

In December 2007, the FASB issued a new accounting standard related to business combinations. The new standard expands the definition of a business and a business combination; requires recognition of assets acquired, liabilities assumed, and contingent consideration at their fair value on the acquisition date with subsequent changes recognized in earnings; requires acquisition related expenses and restructuring costs to be recognized separately from the business combination and expensed as incurred; requires in-process research and development to be capitalized at fair value as an indefinite-lived intangible asset until completion or abandonment; and requires that changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period be recognized as a component of provision for taxes. The new guidance also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. In April 2009, the FASB issued new guidance which clarified the accounting for pre-acquisition contingencies. We adopted this new business combination guidance in the first quarter of fiscal year 2010, and the adoption had no impact on previously recorded acquisitions.

Significant Accounting Policy

In connection with the adoption of guidance related to business combinations, we recorded acquisition related and other expenses in our statement of operations. Acquisition related and other expenses consisted of costs incurred after the issuance of a definitive term sheet for a particular transaction (whether or not such transaction is ultimately completed, remains in-process or is not completed) and included legal, banker, accounting and other advisory fees of third parties and severance costs for employees of the acquired company that are terminated within 90 days of the acquisition date.

As of the beginning of fiscal year 2010, acquisition related and other expenses are recorded as expenses in our statements of operations. These amounts had historically been included as part of the total consideration and were capitalized as part of the acquisition pursuant to previous accounting rules. These costs were primarily direct transaction costs such as professional services fees.

	Three Months Ended February 28,
	2010	2009(1)
Acquisition related and other expenses:
Transitional and other employee related costs	$193	$—
Professional services fees and other	852	—

Total acquisition related and other expenses	$1,045	$—

(1)	Prior to the adoption of new amended guidance for business combinations effective December 1, 2009, the majority of acquisition related and other expenses were capitalized.

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

3. BUSINESS COMBINATION

Foresight Corporation

On December 31, 2009, we acquired Foresight Corporation (“Foresight”), a private company incorporated in Delaware and a leading provider of Electronic Data Interchange (“EDI”) productivity tools and transaction automation solutions. Foresight’s products connect partners and validate transactions, reducing administrative inefficiencies, and addressing mandates. Foresight also expands our expertise in the healthcare and EDI markets, where its ability to support and validate transactions across a range of standards will complement our core business-to-business abilities. We paid $30.0 million of cash to acquire the outstanding equity of Foresight. We have also incurred $0.4 million of acquisition related and other expenses associated with the acquisition.

The preliminary allocation of the purchase price for this acquisition, as of the date of the acquisition, is as follows (in thousands):

Cash	$821
Accounts receivable	593
Current assets	92
Identifiable intangible assets	16,700
Goodwill	22,851

Total assets acquired	41,057
Liabilities	(4,232)
Tax payable	(297)
Deferred income tax liabilities	(6,528)

Total liabilities assumed	(11,057)

Net assets acquired	$30,000

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

The portion of the total purchase price allocated to the tangible assets acquired was assigned based on the fair values as of the date of the acquisition. The fair value assigned to identifiable intangible assets acquired was determined using the income approach which discounts expected future cash flows to present value using estimated assumptions determined by management. We believe that these identified intangible assets will have no residual value after their estimated economic useful lives. These identifiable intangible assets are subject to amortization on a straight-line basis as this best approximates the benefit period related to these assets (in thousands, except amortization period):

	Gross Amount at Acquisition Date	Weighted Average Amortization Period
Existing technology	$9,800	7.3 years
Core technology	1,300	7.0 years
Customer base	1,500	8.2 years
Trademarks	600	8.0 years
Non-compete agreements	100	1.5 years
Subscription base/Service agreements	1,000	7.6 years
Maintenance agreements	2,400	8.0 years

	$16,700	7.3 years

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The excess of the purchase price over the identified tangible and intangible assets, less liabilities assumed, was recorded as goodwill. We anticipate that none of the goodwill recorded in connection with the Foresight acquisition will be deductible for income tax purposes.

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

The total purchase price allocated to the tangible assets acquired was assigned based on the fair values as of the date of the acquisition. The fair value assigned to identifiable intangible assets acquired was determined using the income approach which discounts expected future cash flows to present value using estimated assumptions determined by management. We believe that these identified intangible assets will have no residual value after their estimated economic useful lives. These identifiable intangible assets are subject to amortization on a straight-line basis as this best approximates the benefit period related to these assets (in thousands, except amortization period):

	Gross Amount at Acquisition Date	Weighted Average Amortization Period
Existing technology	$12,800	6.0 years
Customer base	3,200	8.0 years
Patents/core technology	2,200	5.0 years
Trademarks	850	5.0 years
Maintenance agreements	5,100	7.0 years

	$24,150	6.4 years

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The excess of the purchase price over the identified tangible and intangible assets, less liabilities assumed, was recorded as goodwill. We anticipate that none of the goodwill recorded in connection with the DataSynapse acquisition will be deductible for income tax purposes.

Pro Forma Adjusted Summary

The results of Foresight and DataSynapse’s operations have been included in the Consolidated Financial Statements since the acquisition dates. The Foresight acquisition was not considered materially significant for pro forma presentation purposes.

The following unaudited pro forma adjusted summary reflects TIBCO’s condensed results of operations for the three months ended February 28, 2009. The summary assumes DataSynapse had been acquired at the beginning of the period. The unaudited pro forma adjusted summary combines the historical results for TIBCO for that period with the historical results for DataSynapse for the same period. The following unaudited pro forma adjusted summary is not intended to be indicative of future results (in thousands, except per share amounts):

Pro forma adjusted total revenue	$138,409

Pro forma adjusted net income attributable to TIBCO Software Inc.	$4,108

Pro forma adjusted net income per share attributable to TIBCO Software Inc.:
Basic	$0.02

Diluted	$0.02

4. INVESTMENTS

Marketable securities, which are classified as available-for-sale, are summarized below as of February 28, 2010 and November 30, 2009 (in thousands):

					Classified on Balance Sheet
	Purchased/ Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value	Cash and Cash Equivalents	Short-term Investments
As of February 28, 2010:
Money market funds	$107,444	$—	$—	$107,444	$107,444	$—
Mortgage-backed securities	222	24	(31)	215	—	215

	$107,666	$24	$(31)	$107,659	$107,444	$215

As of November 30, 2009:
Money market funds	$132,610	$—	$—	$132,610	$132,610	$—
Mortgage-backed securities	334	—	(27)	307	—	307

	$132,944	$—	$(27)	$132,917	$132,610	$307

Fixed income securities included in short-term investments above are summarized by their contractual maturities. Short-term investments with contract maturities of one to three years were $0.2 million and $0.3 million as of February 28, 2010 and November 30, 2009, respectively. The maturities of mortgage-backed securities are primarily based upon assumed payment forecasts utilizing interest rate scenarios and mortgage loan characteristics.

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The following table summarizes the net realized gains (losses) on short-term investments for the periods presented (in thousands):

	Three Months Ended February 28,
	2010	2009
Realized gains	$34	$38
Realized losses	—	(224)

Net realized gains (losses)	$34	$(186)

The following table summarizes the fair value and gross unrealized losses related to available-for-sale securities, aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position, as of February 28, 2010 (in thousands):

	Less than 12 months		More than 12 months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Mortgage-backed securities	$74	$(31)	$—	$—	$74	$(31)

The unrealized losses on our investments were primarily due to changes in interest rates and market and credit conditions of the underlying securities. As of February 28, 2010, we do not consider these investments to be other-than-temporarily impaired.

We periodically assess whether significant facts and circumstances have arisen to indicate an adverse effect on the fair value of the underlying investment that might indicate material deterioration in the creditworthiness and other non-credit loss factors of our issuers. During our quarter-end assessments, we determined an impairment was not considered necessary as of February 28, 2010. Depending on market conditions, we may record impairments on our investment portfolio in the future.

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

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Fair value hierarchy of our cash equivalents, marketable securities and foreign currency contracts at fair value (in thousands):

		Fair Value Measurements at Reporting Date using
Description	February 28, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant other Observable Inputs (Level 2)
Assets:
Money market fund	$107,444	$107,444	$—
Mortgage-backed securities	215	—	215
Foreign currency forward contracts	66	—	66
Liabilities:
Foreign currency forward contracts	$708	$—	$708

Derivative Instruments

The U.S. dollar is our major transaction currency. We also transact business in approximately 20 foreign currencies worldwide, of which the most significant to our operations in the first quarter of fiscal year 2010 was the EURO. We enter into forward contracts with financial institutions to manage our currency exposure related to net assets and liabilities denominated in foreign currencies, and these forward contracts are generally settled monthly. Our forward contracts reduce, but do not eliminate, the impact of currency exchange rate movements. We do not enter into derivative financial instruments for trading purposes. Gains and losses on forward contracts are included in Other Income (Expense) in our Consolidated Statements of Operations.

We had ten outstanding forward contracts with a total notional amount of $84.8 million as of February 28, 2010, which are summarized as follows (in thousands):

	Notional Value Local Currency	Notional Value USD	Fair Value Gain (Loss) USD
Forward contracts sold:
EURO	51,000	$69,652	$(627)
Australian dollar	1,900	1,698	(5)
British pound	3,900	5,942	65
Brazilian real	2,200	1,215	(18)
Hong Kong dollar	9,700	1,250	(1)
Japanese yen	40,000	450	(7)
Korean won	850,000	732	1
South African rand	15,500	2,018	(40)
Swiss franc	1,000	934	(8)
New Taiwan dollar	30,000	935	(2)

		$84,826	$(642)

	Derivatives not Designated as Hedging Instruments
	February 28, 2010	November 30, 2009
Foreign currency forward contracts, fair value included in:
Other Current Assets	$66	$367
Accrued Liabilities	708	14

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

		Amount of Gain or (Loss) Recognized In Income on Derivative
		Three Months Ended February 28,
Derivatives not Designated as Hedging Instruments	Location	2010	2009
Foreign Currency Contracts	Other income/(expense)	$8,558	$70

Currently, we do not have master netting agreements with our counterparties for our forward contracts. We mitigate the credit risk of these derivatives by transacting with highly rated counterparties. As of February 28, 2010, we have evaluated the credit and non-performance risks associated with our derivative counterparties, and we believe that the impact of the credit risk associated with our outstanding derivatives was insignificant.

6. GOODWILL AND ACQUIRED INTANGIBLE ASSETS

The change in the carrying value of goodwill for the three months ended February 28, 2010 is as follows (in thousands):

Balance as of November 30, 2009	$374,285
Goodwill recorded for the Foresight acquisition	22,851
Foreign currency translation	(12,014)

Balance as of February 28, 2010	$385,122

Certain of our intangible assets were recorded in foreign currencies, and therefore, the gross carrying amount and accumulated amortization are subject to foreign currency translation adjustments. The carrying values of our amortized acquired intangible assets as of February 28, 2010 and November 30, 2009 are as follows (in thousands):

	February 28, 2010			November 30, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technologies	$110,637	$(72,298)	$38,339	$102,805	$(70,409)	$32,396
Customer base	45,142	(28,324)	16,818	44,193	(28,354)	15,839
Patents/core technologies	22,617	(14,047)	8,570	22,311	(13,768)	8,543
Trademarks	7,579	(5,516)	2,063	7,223	(5,612)	1,611
Non-compete agreements	1,580	(1,491)	89	1,480	(1,480)	—
Maintenance agreements	47,902	(22,571)	25,331	46,284	(21,613)	24,671

	$235,457	$(144,247)	$91,210	$224,296	$(141,236)	$83,060

Amortization of developed technologies is recorded in cost of revenue, while the amortization of other acquired intangible assets is included in operating expenses. The following summarizes the amortization expense of acquired intangible assets for the periods indicated (in thousands):

	Three Months Ended February 28,
	2010	2009
Amortization of acquired intangible assets:
In cost of revenue	$3,614	$3,563
In operating expense	3,708	3,716

Total	$7,322	$7,279

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

7. ACCRUED RESTRUCTURING AND EXCESS FACILITIES COSTS

The following is a summary of activities in accrued restructuring and excess facilities costs for the three months ended February 28, 2010 (in thousands):

	Accrued Excess Facilities Costs
	Headquarter Facilities	Acquisition Integration	Subtotal	Accrued Severance	Total
As of November 30, 2009	$5,811	$400	$6,211	$720	$6,931
Acquisition integration costs	—	—	—	103	103
Cash utilized	(1,327)	(185)	(1,512)	(411)	(1,923)

As of February 28, 2010	$4,484	$215	$4,699	$412	$5,111

The remaining accrued excess facilities costs represent the estimated loss on abandoned excess facilities, net of estimated sublease income, which is expected to be paid over the next two years. As of February 28, 2010, $0.1 million of the $5.1 million accrued restructuring and excess facilities costs were classified as long-term liabilities.

8. LONG-TERM DEBT AND LINE OF CREDIT

Mortgage Note Payable

In connection with the purchase of our corporate headquarters in June 2003, we recorded a $54.0 million mortgage note payable to a financial institution collateralized by the commercial real property acquired. The balance on the mortgage note payable was $42.0 million and $42.5 million as of February 28, 2010 and November 30, 2009, respectively. Our mortgage note payable has a fair value that is not materially different from its carrying amount.

The mortgage note payable carries a 20-year amortization, and in the second quarter of fiscal year 2007, we amended the mortgage note payable such that it now carries a fixed annual interest rate of 5.50%. The $34.4 million principal balance that will be remaining at the end of the 10-year term will be due as a final lump sum payment on July 1, 2013. Under the currently applicable terms of the mortgage note agreements, we are prohibited from acquiring another company without prior consent from the lender unless we maintain at least $50.0 million of cash or cash equivalents and meet other non-financial terms as defined in the agreements. In addition, we are subject to certain non-financial covenants as defined in the agreements. As of February 28, 2010, we were in compliance with all covenants.

Lines of Credit

In November 2009, we entered into a $150.0 million unsecured revolving credit facility (the “Credit Agreement”) that matures in November 2012. The revolving credit facility is available for cash borrowings up to $150.0 million, with a sublimit for the issuance of standby letters of credit in a face amount up to $25.0 million and swing line loans up to $10.0 million. At the same time, we canceled an existing standalone irrevocable letter of credit in the amount of $4.5 million in connection with a facility lease and issued a new letter of credit under the Credit Agreement in the same amount. As of February 28, 2010, no borrowings were outstanding under the Credit Agreement and a $4.5 million irrevocable letter of credit was outstanding, leaving $145.5 million of available credit for cash borrowings, of which $20.5 million is available for additional letters of credit. Revolving loans accrue interest at a per annum rate based on either (i) the base rate plus a margin ranging from 2.25% to 3.00%, depending on TIBCO’s consolidated leverage ratio or (ii) the LIBOR rate plus a margin ranging from 3.25% to 4.00%, depending on TIBCO’s consolidated leverage ratio, for various interest periods. The base rate is defined as the highest of (i) the administrative agent’s prime rate (ii) the federal funds rate plus a margin equal to 0.50%, and (iii) except during a period when LIBOR rates are unavailable, the LIBOR rate for a one month interest period plus a margin equal to 1.00%. Swing line loans accrue interest at a per annum rate based on the base rate plus a margin ranging from 2.25% to 3.00%. A commitment fee is applied to the un-borrowed amount at a per annum rate ranging from 0.50% to 0.75%. A $2.3 million loan origination fee and issuance costs incurred upon consummation of the Credit Agreement will be amortized through interest expense over a period of three years. Other customary fees and letter of credit fees may be charged as they are incurred. All fees would be recognized over the life of the facility as an adjustment of interest expense. Under certain circumstances, a default interest rate will apply on all obligations during the existence of an event of default under the Credit Agreement at a per annum rate equal to 2.00% above the applicable interest rate. In order to make acquisitions under the Credit Agreement, the Credit Agreement requires, among other things, that immediately after giving pro forma effect to

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

any such acquisition we maintain $120.0 million of total unrestricted cash, cash equivalents, certain short-term investments and total available borrowings, of which $80.0 million must be held by a financial institution with the account residing in the United States. Under this Credit Agreement, we must maintain a minimum consolidated interest coverage ratio of 3.5:1.0 and a maximum consolidated leverage ratio of 2.5:1.0 in addition to other customary affirmative and negative covenants. As of February 28, 2010, we were in compliance with all covenants of this facility.

We also have a $20.0 million revolving line of credit that matures on June 17, 2010. The revolving line of credit is available for cash borrowings and for the issuance of letters of credit up to $20.0 million. As of February 28, 2010, no borrowings were outstanding under the facility and two irrevocable letters of credit in the amounts of $13.0 million and approximately $1.0 million were outstanding, leaving approximately $6.0 million of available credit for additional letters of credit or cash borrowings. The $13.0 million irrevocable letter of credit outstanding was issued in connection with the mortgage note payable. The letter of credit automatically renews for successive one-year periods, until the mortgage note payable has been satisfied in full. The approximately $1.0 million irrevocable letter of credit outstanding was issued in connection with a sales transaction denominated in foreign currency and will remain outstanding until July 2012. The line of credit, as amended, contains financial covenants identical to those of the Credit Agreement, as well as other customary affirmative and negative covenants. As of February 28, 2010, we were in compliance with all covenants under the revolving line of credit.

9. COMMITMENTS AND CONTINGENCIES

Letters of Credit and Bank Guarantees

In connection with the mortgage note payable described in Note 8 above, we entered into an irrevocable letter of credit in the amount of $13.0 million; additionally, in connection with a sale transaction denominated in foreign currency we entered into an irrevocable letter of credit in the amount of approximately $1.0 million; see Note 8 for further details. The letter of credit is collateralized by the $20.0 million revolving line of credit described above in Note 8 and automatically renews for successive one-year periods until the mortgage note payable has been satisfied in full. As of February 28, 2010, we were in compliance with all covenants under the revolving line of credit.

As of February 28, 2010, in connection with bank guarantees issued by some of our international subsidiaries, we had $5.1 million of restricted cash which is included in Other Assets on our Consolidated Balance Sheets.

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

Operating Commitments

At various locations worldwide, we lease office space and equipment under non-cancelable operating leases with various expiration dates through April 2015. Rental expense was $2.6 million and $2.3 million for the three month periods ended February 28, 2010 and 2009, respectively.

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

As of February 28, 2010, contractual commitments associated with indebtedness, lease obligations and restructuring were as follows (in thousands):

	Total	Remainder of 2010	2011	2012	2013	2014	Thereafter
Operating commitments:
Debt principal	$41,999	$1,622	$2,269	$2,397	$35,711	$—	$—
Debt interest	7,186	1,703	2,164	2,036	1,283	—	—
Operating leases	29,644	7,290	8,845	5,690	3,951	2,564	1,304

Total operating commitments	78,829	10,615	13,278	10,123	40,945	2,564	1,304

Restructuring-related commitments:
Gross lease obligations	5,857	5,198	659	—	—	—	—
Committed sublease income	(2,234)	(1,995)	(239)	—	—	—	—

Net restructuring-related commitment	3,623	3,203	420	—	—	—	—

Total commitments	$82,452	$13,818	$13,698	$10,123	$40,945	$2,564	$1,304

Future minimum lease payments under restructured non-cancelable operating leases are included in Accrued Excess Facilities Costs in our Condensed Consolidated Balance Sheets.

The above commitment table does not include approximately $16.4 million of long-term income tax liabilities recorded in accounting for uncertainty in income taxes due to the fact that we are unable to reasonably estimate the timing of these potential future payments.

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

11. STOCK BENEFIT PLANS AND STOCK-BASED COMPENSATION

Stock Benefit Plans

2008 Equity Incentive Plan (the “2008 Plan”). As of February 28, 2010, there were 9.1 million shares available for grant and approximately 4.6 million shares underlying stock options outstanding under the 2008 Plan. At our Annual Meeting of Stockholders on April 22, 2010, we are asking stockholders to approve an amendment and restatement of the 2008 Plan which would: (i) increase the number of shares of our common stock reserved for issuance under the 2008 Plan by 7.5 million and (ii) replace the restriction in the 2008 Plan which limited the number of restricted stock, restricted stock units or other-stock based awards to fifty percent of the 2008 Plan’s available share reserve with a flexible share counting mechanism. On February 26, 2010, certain of our employees, including our Chief Executive Officer, Chief Financial Officer and other named executive officers, received performance-based restricted stock units (“PRSU”). These PRSU are subject to the terms and conditions set forth in the PRSU Agreement and granted under our 2008 Plan as recently amended and restated, which is subject to approval by our stockholders as described above. If our stockholders do not approve the amended and restated 2008 Plan, the PRSU will be forfeited and no shares will be issued pursuant to the awards, even if the relevant performance and other vesting criteria are subsequently achieved. As of February 28, 2010, 2.3 million shares of PRSU were issued.

These PRSU will be eligible to start vesting as of the end of our fiscal year 2012 if we achieve non-GAAP EPS of $1.00 or greater for our fiscal year 2012 and a cumulative non-GAAP EPS of $2.40 or greater over the three fiscal years 2010, 2011 and 2012. If the performance goals are not met as measured at the end of Fiscal Year 2012, then the PRSU still may become eligible to vest if, in fiscal year 2013, we achieves a non-GAAP EPS of $1.00 or greater and a cumulative non-GAAP EPS of $3.00 or greater over the four fiscal years 2010, 2011, 2012 and 2013. Upon attainment of the requisite performance goals, the PRSU will be scheduled to vest in two equal installments over the subsequent two years, subject to the award recipient’s continued employment. Further, even if the performance and time-based vesting requirements are met, 20% of the awards will be forfeited if, in the first fiscal year following achievement of the applicable performance goals, our non-GAAP EPS falls by 10% or more as compared to the non-GAAP EPS achieved for the year that the performance goals were achieved. Also, certain portion of these PRSU generally will become eligible to vest upon a change of control or an involuntary termination without cause within 12 months after a change of control.

1996 Stock Option Plan (the “1996 Plan”). As of February 28, 2010, there were no shares available for grant and approximately 27.2 million underlying stock options outstanding under the 1996 Plan.

As of February 28, 2010, there were 3.9 million shares of restricted stock and 1.6 million shares underlying restricted stock units outstanding under the 2008 Plan and 1996 Plan, combined.

Insightful Corporation Amended and Restated 2001 Stock Option and Incentive Plan (the “Insightful Plan”). As of February 28, 2010, there were 0.8 million shares available for grant and approximately 0.1 million shares underlying stock options outstanding under the Insightful Plan.

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

1998 Director Option Plan (the “Director Plan”). As of February 28, 2010, there were no shares available for grant and approximately 1.2 million shares underlying stock options outstanding under the Director Plan.

2000 Extensibility Stock Option Plan (the “Extensibility Plan”). As of February 28, 2010, there were no shares available for grant and approximately 21,000 shares underlying stock options outstanding under the Extensibility Plan.

Talarian Stock Option Plans (the “Talarian Plans”). As of February 28, 2010, there were no shares available for grant and approximately 19,000 shares underlying stock options outstanding under the Talarian Plans.

2008 Employee Stock Purchase Plan (the “2008 ESPP”). We issued approximately 0.2 million shares under the 2008 ESPP, representing approximately $1.4 million in employee contributions for the three months ended February 28, 2010. As of February 28, 2010, approximately 9.3 million shares of our common stock were available for issuance under the 2008 ESPP.

2009 Deferred Compensation Plan (the “2009 DCP”). As of February 28, 2010, there were approximately 992,000 shares of our common stock available for issuance under the 2009 DCP.

Stock Options Activities

The summary of stock option activity for the three months ended February 28, 2010 is presented below (in thousands, except per share and term data):

Stock Options	Number of Shares Underlying Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at November 30, 2009	31,641	$8.52	3.86	$34,997

Granted	227	7.28
Exercised	(507)	6.05
Forfeited or expired	(465)	9.40

Outstanding at February 28, 2010	30,896	$8.36	3.64	$46,478

Vested and expected to vest at February 28, 2010	30,163	$8.35	3.59	$45,471

Exercisable at February 28, 2010	26,091	$8.43	3.32	$40,045

The intrinsic value of exercised stock options is calculated based on the difference between the exercise price and the quoted closing market price of our common stock as of the exercise date. The total intrinsic value of stock options exercised in the three months ended February 28, 2010 and 2009 was $1.4 million and $1.6 million, respectively. Upon the exercise of stock options, we issue common stock from our authorized shares. As of February 28, 2010, total unamortized stock-based compensation cost related to unvested stock options was $11.9 million, with the weighted-average recognition period of 2.28 years.

The total realized tax benefits attributable to stock options exercised and vesting of stock awards were $4.9 million and $2.7 million for the three months ended February 28, 2010 and 2009, respectively.

Stock Awards Activities

Our nonvested stock awards are comprised of restricted stock, restricted stock units and performance-based restricted stock units. A summary of the status of nonvested stock awards as of February 28, 2010, and activities during the three months ended February 28, 2010, is presented as follows (in thousands, except per share data):

Nonvested Stock Awards	Restricted Stock	Restricted Stock Units	Performance- based Restricted Stock Units	Total Number of Shares Underlying Stock Awards	Weighted- Average Grant Date Fair Value
Nonvested at November 30, 2009	4,081	1,802	—	5,883	$7.41
Granted	115	10	2,300	2,425	9.18
Vested	(246)	(145)	—	(391)	7.54
Forfeited	(47)	(20)	—	(67)	7.44

Nonvested at February 28, 2010	3,903	1,647	2,300	7,850	$7.95

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

We granted approximately 0.1 million shares of nonvested stock awards at no cost to recipients during the three months ended February 28, 2010. As of February 28, 2010, there was $26.5 million of total unrecognized compensation cost related to nonvested stock awards. That cost is expected to be recognized generally on a straight-line basis as the shares vest over three to four years (the weighted-average recognition period is 2.38 years). The total fair value of shares vested pursuant to stock awards during the three months ended February 28, 2010 is $2.9 million.

We granted 2.3 million PRSU during the three months ended February 28, 2010. As of February 28, 2010, there was $21.1 million of total unrecognized compensation cost related to PRSU. That cost is expected to be recognized using the graded vesting attribution method over the requisite service period of four to six years (currently the weighted-average recognition period is approximately 4.5 years).

Stock-Based Compensation

Stock-based compensation cost for the three months ended February 28, 2010 and 2009 was $6.4 million and $5.4 million, respectively. The stock-based compensation cost primarily relates to expenses recognized from nonvested stock awards and employee stock options. The deferred tax benefit on stock-based compensation expenses for the three months ended February 28, 2010 and 2009 was $2.1 million and $1.6 million, respectively.

We recognize the fair value of service-based stock awards generally on a straight-line basis over the requisite service period of three to four years, net of estimated forfeitures. Employee stock-based compensation cost related to grants of service-based stock awards for the three months ended February 28, 2010 and 2009 was approximately $4.0 million and $2.5 million, respectively.

We recognize the fair value of employee stock options on a straight-line basis over the requisite service period of three to four years, net of estimated forfeitures. Employee stock-based compensation cost related to employee stock options for the three months ended February 28, 2010 and 2009 was approximately $2.2 million and $2.6 million, respectively.

We recognize the stock-based compensation costs for PRSU when we believe it is probable that we will achieve the performance criteria as defined in the PRSU agreement. We then estimate the most probable period in which the performance criteria will be met, if at all. Under the terms of the PRSU, 20% of the PRSU will be forfeited if, in the fiscal year following achievement of the applicable performance goals, our non-GAAP EPS falls by 10% or more as compared to the non-GAAP EPS achieved for the year that the performance goals were achieved. Therefore, we also assess the probability of this forfeiture when analyzing our stock-based compensation costs for PRSU. On a quarterly basis management calculates, based on these estimates, the appropriate compensation expense over the requisite service period by using the graded vesting attribution method and then book an adjustment to compensation cost in that reporting period. As of February 28, 2010, management estimates that it is probable that the performance criteria will be met in first quarter of 2013 and it is not probable that 20% of the PRSU’s will be forfeited prior to vesting.

We recognized stock-based compensation costs associated with our employee stock purchase programs on a straight-line basis over each six-month offering period. Employee stock-based compensation associated with our employee stock purchase programs for the three months ended February 28, 2010 and 2009 was approximately $0.2 million, for each period.

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Assumptions for Estimating Fair Value of Stock-Based Awards

We selected the Black-Scholes option pricing model as the most appropriate model for determining the estimated fair value for stock-based awards. The following table summarizes the assumptions used to value stock options granted in the respective periods:

	Three Months Ended February 28,
	2010	2009
Stock option grants:
Expected term of stock options (years)	4.8	4.7
Risk-free interest rate	2.40%	1.70%
Expected volatility	44%	56%
Weighted-average grant-date fair value of stock options (per share)	$3.76	$2.51
ESPP:
Expected term of ESPP (years)	0.5	0.5
Risk-free interest rate	0.20%	0.40%
Expected volatility	35%	71%
Weighted-average grant-date fair value of ESPP (per share)	$2.30	$1.90

12. COMPREHENSIVE INCOME (LOSS)

Our comprehensive income (loss) includes net income and other comprehensive income (loss), which consists of unrealized gains and losses on available-for-sale securities and cumulative translation adjustments. A summary of the comprehensive income (loss) for the periods indicated is as follows (in thousands):

	Three Months Ended February 28,
	2010	2009
Net income	$10,440	$5,605
Cumulative translation adjustment	(8,874)	(19,615)
Unrealized gain (loss) on available-for-sale securities	19	(101)

Comprehensive income (loss)	1,585	(14,111)
Less: Comprehensive loss attributable to noncontrolling interest	(5)	(25)

Comprehensive income (loss) attributable to TIBCO Software Inc.	$1,590	$(14,086)

The following table summarizes the allocation of comprehensive income (loss) between stockholders of TIBCO Software Inc. and the noncontrolling interest (in thousands):

	Three Months Ended February 28, 2010
	Stockholders of TIBCO Software, Inc.	Noncontrolling Interest	Total
Net income	$10,425	$15	$10,440
Cumulative translation adjustment	(8,854)	(20)	(8,874)
Unrealized gain on available-for-sale securities	19	—	19

Comprehensive income (loss)	$1,590	$(5)	$1,585

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The balances of each component of accumulated other comprehensive income (loss), net of taxes, as of February 28, 2010 and November 30, 2009, consist of the following (in thousands):

	Unrealized Gain (Loss) in Available-for-Sale Securities	Foreign Currency Translation	Accumulated Other Comprehensive Income (Loss)
Balance as of November 30, 2009	$(26)	$(16,387)	$(16,413)
Net change during three month period	19	(8,854)	(8,835)

Balance as of February 28, 2010	$(7)	$(25,241)	$(25,248)

13. NONCONTROLLING INTEREST

In the first quarter of fiscal year 2007, we established a joint venture in South Africa, TS Innovations Limited (“Innovations”), with a local South Africa corporation, to assist with our sales efforts as well as to provide consulting services and training to our customers in the Sub-Saharan Africa region. As of February 28, 2010 and November 30, 2009, Innovations had total assets of $2.6 million and $3.2 million, respectively. For the three months ended February 28, 2010 and 2009, Innovations had total revenues of $1.0 million and $0.3 million, respectively. As of February 28, 2010, we owned a 74.9% interest in the joint venture. Because of our majority interest in Innovations, our Condensed Consolidated Financial Statements include the balance sheets, results of operations and cash flows of Innovations, net of intercompany charges. We accordingly eliminated 25.1% of the financial results that pertain to the noncontrolling interest of Innovations; this eliminated amount was reported as a separate line in our Condensed Consolidated Statements of Operations and Balance Sheets.

The following table provides a reconciliation of the beginning and the ending carrying amounts of equity attributable to noncontrolling interest (in thousands):

Balance as of November 30, 2009	$732
Net income	15
Cumulative translation adjustment	(20)

Balance as of February 28, 2010	$727

14. PROVISION FOR INCOME TAXES

The effective tax rate of 28.3% for the three months ended February 28, 2010 differs from the statutory rate of 35.0% primarily due to the benefits resulting from the reorganization of certain foreign entities, lower foreign taxes and research and development credits which were partially offset by the impact of certain stock compensation charges and state income taxes. The effective tax rate of 42.4% for the three months ended February 28, 2009 differs from the statutory rate of 35.0% primarily due to the recording of a deferred tax expense as a result of the re-measurement of our California deferred tax assets due to the enactment of California tax legislation, the impact of certain stock compensation charges and state income taxes which were partially offset by the benefits resulting from the reorganization of certain foreign entities, lower foreign taxes and research and development credits.

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

In connection with the acquisition of DataSynapse in fiscal year 2009, we recorded current deferred tax assets of $0.7 million and long term deferred tax assets of $3.7 million with a corresponding adjustment to goodwill. These deferred taxes were primarily related to the acquired tangible and intangible assets, deferred revenue, accounts receivable, accrued expenses and certain tax attributes of DataSynapse.

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

In connection with the acquisition of Foresight, in the first quarter of fiscal year 2010, we have recorded current deferred tax liabilities of $1.5 million and long term deferred tax liabilities of $6.5 million with a corresponding adjustment to goodwill. These deferred taxes were primarily related to the acquired intangible assets, deferred revenue and accrued expenses.

During the first quarter of fiscal year 2010, the amount of gross unrecognized tax benefits was increased by approximately $0.2 million. The total amount of gross unrecognized tax benefits was $38.7 million as of February 28, 2010, of which $15.8 million would affect the effective tax rate if realized. We do not expect any significant changes to the amount of unrecognized tax benefit within the next twelve months.

Upon adoption of the accounting for uncertainty in income taxes, we have elected to include interest expense and penalties accrued on unrecognized tax benefits as a component of our income tax expense. This is consistent with our policy prior to the adoption of the accounting for uncertainty in income taxes. As of November 30, 2009, we had accrued $1.4 million for interest and penalties. There was no material change to this amount as of February 28, 2010.

We are subject to routine corporate income tax audits in the United States and foreign jurisdictions. The statute of limitations for our fiscal years 1994 through 2009 remains open for U.S. purposes. Most foreign jurisdictions have statutes of limitations that range from three to six years.

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

15. NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share for the periods indicated (in thousands, except per share data):

	Three Months Ended February 28,
	2010	2009
Net income attributable to TIBCO Software Inc.	$10,425	$5,626

Weighted-average shares of common stock used to compute basic net income per share (excluding unvested restricted stock)	162,593	171,284
Effect of dilutive common stock equivalents:
Stock options to purchase common stock	5,238	765
Restricted common stock awards	1,914	44

Weighted-average shares of common stock used to compute diluted net income per share	169,745	172,093

Net income per share attributable to TIBCO Software Inc.:
Basic	$0.06	$0.03

Diluted	$0.06	$0.03

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The following potential common stock equivalents are not included in the diluted net income per share calculation above because their effect was anti-dilutive for the periods indicated (in thousands):

	Three Months Ended February 28,
	2010	2009
Stock options to purchase common stock	8,849	33,304
Restricted common stock awards	—	3,416

Total anti-diluted common stock equivalents	8,849	36,720

Effective December 1, 2009, we adopted new accounting guidance that requires unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) to be included in the computation of net income per share using the two-class method. Our nonvested stock awards issued are not considered participating securities due to their forfeitability.

On February 26, 2010, we granted PRSU that contains performance metrics based on the attainment and maintenance of specified non-GAAP EPS goals. If the performance criteria are achieved, these PRSU will be considered outstanding for the purpose of computing diluted EPS if the effect is dilutive. Please see Note 11 for additional details. As of February 28, 2010, 2.3 million shares of PRSU were issued. The dilutive impact of these awards will be deferred until the first quarter of fiscal year 2013, at the earliest, when and if the performance criteria of the awards have been met.

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

Our revenue by geographic region, Americas; Europe, the Middle East and Africa (“EMEA”); and Asia Pacific and Japan (“APJ”), based on the location at which each sale originates, is summarized as follows (in thousands):

	Three Months Ended February 28,
	2010	2009
Americas:
United States	$69,282	$65,848
Other Americas	10,255	4,279

Total Americas	79,537	70,127

EMEA:
United Kingdom	16,428	10,956
Other EMEA	43,753	41,103

Total EMEA	60,181	52,059

APJ	15,326	10,710

	$155,044	$132,896

No customer accounted for more than 10% of total revenue for the three months ended February 28, 2010 or 2009. No customer had a balance in excess of 10% of our net accounts receivable on February 28, 2010 or November 30, 2009.

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Our property and equipment by major country are summarized as follows (in thousands):

	February 28, 2010	November 30, 2009
Property and equipment, net:
United States	$88,196	$90,254
United Kingdom	1,907	2,224
Other	1,921	2,153

	$92,024	$94,631

17. STOCK REPURCHASE PROGRAMS

In April 2008, our Board of Directors approved a stock repurchase program pursuant to which we may repurchase up to $300.0 million of our outstanding common stock. As of February 28, 2010, we had $60.3 million available for purchases under the April 2008 stock repurchase program.

All repurchased shares of common stock have been retired. The following table summarizes the activities under the stock repurchase programs for the periods indicated (in thousands, except per share data):

	Three Months Ended February 28,
	2010	2009
Cash used for repurchases	$29,564	$—

Shares repurchased	3,140	—

Average price per share	$9.42	$—

In connection with the repurchase activities during the three months ended February 28, 2010, we classified $14.9 million of the excess purchase price over the par value of our common stock to retained earnings and $14.7 million to additional paid-in capital. From March 1, 2010 up to April 8, 2010, we have repurchased approximately 2.7 million shares of our outstanding common stock at an average price of $11.02 per share pursuant to the April 2008 stock repurchase program.

18. SUBSEQUENT EVENT

Acquisition of Netrics.com, Inc.

On March 8, 2010, we acquired Netrics.com, Inc. (“Netrics”), a private company incorporated in Delaware, for approximately $10.5 million in cash. Netrics is a provider of data quality software and services. We have also incurred transaction costs associated with the acquisition. As a result of the acquisition, we assumed all assets and liabilities of Netrics. Management is currently evaluating the purchase price allocation for this transaction.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements relate to expectations concerning future events or matters that are not historical facts. Words such as “projects,” “believes,” “anticipates,” “plans,” “expects,” “intends,” “strategy,” “continue,” “will,” “estimate,” “forecast,” and similar words and expressions are intended to identify forward-looking statements, although these words are not the only means of identifying these statements. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, these expectations or any of the forward-looking statements could prove to be incorrect, and actual results could differ materially from those projected or assumed in the forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to risks and uncertainties, including, but not limited to, the factors set forth in Part II, Item 1A. “Risk Factors.” This discussion should be read in conjunction with our Consolidated Financial Statements and accompanying notes and with our Annual Report on Form 10-K for the year ended November 30, 2009 and with our quarterly Condensed Consolidated Financial Statements and notes thereto which appear elsewhere in this Quarterly Report on Form 10-Q . All forward-looking statements and reasons why results may differ included in this Quarterly Report on Form 10-Q are made as of the date hereof, and we assume no obligation to update any such forward-looking statements or reasons why actual results may differ.

Executive Overview

Our products are currently licensed by companies worldwide in diverse industries such as energy, financial services, government, insurance, life sciences, logistics, manufacturing, retail, telecommunications and transportation. We sell our products through a direct sales force and through alliances with leading software vendors and system integrators.

Our revenue consists primarily of license and maintenance fees from our customers and distributors. In addition, we receive fees from our customers for providing consulting services. We also receive revenue from our strategic relationships with business partners who embed our products in their hardware and networking systems as well as from systems integrators who resell our products.

Our revenue is generally derived from a diverse customer base. No single customer represented greater than 10% of total revenue for the first three months of fiscal year 2010. As of February 28, 2010, no single customer had a balance in excess of 10% of our net accounts receivable. We establish allowances for doubtful accounts based on our evaluation of collectability and an allowance for returns and discounts based on specifically identified credits and historical experience.

For the first quarter of fiscal year 2010, we recorded total revenue of $155.0 million, an increase of 17% from the first quarter of fiscal year 2009. License revenue was $54.2 million, an increase of 21% from the previous year. Service and maintenance revenue was $100.9 million, an increase of 15% from the previous year. In addition, we generated cash flow from operations of $40.5 million in the first quarter of fiscal year 2010. Earnings per share was $0.06 in the first quarter of fiscal year 2010 as compared to $0.03 for the first quarter of fiscal year 2009. We ended the quarter with $278.7 million in cash, cash equivalents and short-term investments.

We currently intend to grow our business by pursuing key initiatives to: broaden our product platform through internal development and acquisitions; increase our sales capacity by expanding our direct sales organization and developing our channel partnerships; expand our product offerings to new vertical markets; and employ marketing programs to increase awareness of the Company and its products among existing and prospective customers. Whether or not we are successful depends on our ability to: appropriately manage our expenses as we grow our organization; identify or acquire companies or assets at attractive valuations; enter into beneficial channel relationships; develop products for new vertical markets; and successfully execute our marketing strategies.

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

We believe that the estimates, assumptions and judgments involved in revenue recognition, allowances for doubtful accounts, returns and discounts, stock-based compensation, business combination, impairment of goodwill, intangible assets and long-lived assets and accounting for income taxes have the greatest potential impact on our Condensed Consolidated Financial Statements, so we consider these to be our critical accounting policies. Historically, our estimates, assumptions and judgments relative to our critical accounting policies have not differed materially from actual results. The critical accounting estimates associated with these policies are described in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operation” of our 2009 Annual Report on Form 10-K for the fiscal year ended November 30, 2009.

Business Combination

In the first quarter of fiscal year 2010, we adopted the new accounting standard related to business combinations. Under the new accounting standard, accounting for deferred tax asset valuation allowances, integration costs and uncertain tax position liabilities and costs incurred to effect an acquisition generally results in the recording of expense to our operations as these costs are incurred. This contrasts with how we accounted for these items in prior periods according to the previous accounting standard and related guidance in, which generally required that these items be included as a part of the purchase price allocation for the business combination and generally did not impact our results of operations. As a result of the adoption of the new standard, we expect that we will record additional restructuring, income tax and acquisition related and other expenses for any prospective acquisitions that we consummate in our results of operations. The amount, timing and frequency of such expenses are difficult to predict and could materially affect our results of operations and financial position.

Stock-Based Compensation

On February 26, 2010, we granted certain of our employees, including our Chief Executive Officer, Chief Financial Officer and other named executive officers, with performance-based restricted stock units (“PRSU”). We recognize the stock-based compensation expense for our PRSU based on the probability of achieving certain performance criteria, as defined in the PRSU agreement. We then estimate the most probable period in which the performance criteria will be met, if at all. Under the terms of the PRSU, 20% of the PRSU will be forfeited if, in the fiscal year following achievement of the applicable performance goals, our non-GAAP EPS falls by 10% or more as compared to the non-GAAP EPS achieved for the year that the performance goals were achieved. Therefore, we also assess the probability of this forfeiture when analyzing our stock-based compensation costs for PRSU. On a quarterly basis management calculates, based on these estimates, the appropriate compensation expense over the requisite service period using the graded vesting attribution method and then book an adjustment to compensation expense in that reporting period. Due to the long-term nature of the performance goals, assessing the probability of achieving these goals is a highly subjective process that requires judgment. A deferred tax asset is recorded over the vesting period as stock compensation expense is recorded. Our ability to realize the deferred tax asset is ultimately based on the actual value of the stock-based awards upon exercise or release of the restricted stock unit. If the actual value is lower than the fair value determined on the date of grant, it would result in an increase to our income tax expense for the portion of the deferred tax asset that cannot be realized. This could have a material adverse effect on our financial results.

Recent Accounting Pronouncements

Recent accounting pronouncements are detailed in Note 2 to our Condensed Consolidated Financial Statements.

Results of Operations

For purposes of presentation, we have indicated the first quarter of fiscal year 2009 as ended on February 28, 2009; whereas in fact, the first quarter of fiscal year 2009 actually ended on March 1, 2009. There were 90 days and 91 days in the first quarter of fiscal years 2010 and 2009, respectively. All amounts presented in the tables in the following sections on our Results of Operations are stated in thousands of dollars, except for percentages and unless otherwise stated.

The following table sets forth the components of our Results of Operations as percentages of total revenue for the periods indicated:

	Three Months Ended February 28,
	2010	2009
Revenue:
License	35%	34%
Service and maintenance	65	66

Total revenue	100	100

Cost of revenue:
License	5	5
Service and maintenance	23	24

Total cost of revenue	28	29

Gross profit	72	71

Operating expenses:
Research and development	18	19
Sales and marketing	34	35
General and administrative	7	8
Amortization of acquired intangible assets	2	2
Acquisition related and other	1	—

Total operating expenses	62	64

Income from operations	10	7
Interest income	—	1
Interest expense	(1)	(1)
Other income (expense), net	—	—

Income before provision for income taxes and noncontrolling interest	9	7
Provision for income taxes	2	3

Net income	7	4
Less: Net income (loss) attributable to noncontrolling interest	—	—

Net income attributable to TIBCO Software Inc.	7%	4%

Total Revenue

Our total revenue consisted primarily of license, service and maintenance fees from our customers and partners.

	Three Months Ended February 28,
	2010	2009	Change
Total revenue	$155,044	$132,896	17%

Total revenue in the first quarter of fiscal year 2010 increased by $22.1 million, or 17%, compared to the same quarter last year. The increase was primarily comprised of a $9.3 million, or 21%, increase in license revenue and a $12.8 million, or 15%, increase in service and maintenance revenue.

For the three months ended February 28, 2010, we experienced an increase in total revenue in all geographic regions compared to the same period last year. See Note 16 to our Condensed Consolidated Financial Statements for total revenue by region. The percentages of total revenue from the geographic regions are summarized as follows:

	Three Months Ended February 28,
	2010	2009
Americas	51%	53%
EMEA	39	39
APJ	10	8

	100%	100%

License Revenue

	Three Months Ended February 28,
	2010	2009	Change
License revenue	$54,174	$44,849	21%
Percentage of total revenue	35%	34%

License revenue in the first quarter of fiscal year 2010 increased by $9.3 million, or 21%, compared to the same quarter last year.

Our license revenue in the first quarter of fiscal years 2010 and 2009 was derived from the following three product lines: service oriented architecture (“SOA”), business optimization and business process management (“BPM”). The percentages of license revenue from the three product lines are summarized as follows:

	Three Months Ended February 28,
	2010	2009
SOA	70%	64%
Business optimization	22	21
BPM	8	15

	100%	100%

Our license revenue in any particular period is dependent upon the timing and number of license transactions and their relative size. Selected data about our license revenue transactions recognized for the respective periods is summarized as follows:

	Three Months Ended February 28,
	2010	2009
Number of license deals of $1.0 million or more	10	11
Number of license deals over $0.1 million	97	66
Average size of license deals of $0.1 million or more (in millions)	$0.5	$0.6

Cost of License Revenue

	Three Months Ended February 28,		Change
	2010	2009
Cost of license revenue	$7,396	$6,810	9%
Percentage of total revenue	5%	5%
Percentage of license revenue	14%	15%

Cost of license revenue mainly consisted of amortization of developed technology acquired through corporate acquisitions and royalty costs. Cost of license revenue in the first quarter of fiscal year 2010 increased by $0.6 million, or 9%, compared to the same quarter last year. The increase was primarily due to a $0.3 million increase in royalty costs and a $0.3 million increase in cost of goods sold, while amortization expenses associated with acquired technologies remained consistent compared to the same period last year.

Service and Maintenance Revenue and Cost

	Three Months Ended February 28,		Change
	2010	2009
Service and maintenance revenue	$100,870	$88,047	15%
Percentage of total revenue	65%	66%
Cost of service and maintenance revenue	35,204	31,245	13%
Percentage of total revenue	23%	24%
Percentage of service and maintenance revenue	35%	35%

Service and maintenance revenue in the first quarter of fiscal year 2010 increased by $12.8 million, or 15%, compared to the same quarter last year.

Cost of service and maintenance consists primarily of compensation for professional services, customer support personnel and third-party contractors and associated expenses related to providing consulting services.

Cost of service and maintenance in the first quarter of fiscal year 2010 increased by $4.0 million, or 13%, compared to the same quarter last year. The increase in absolute dollars was primarily due to a $4.2 million increase in employee-related expenses and a $0.2 million increase in travel expenses, which were partially offset by a $0.4 million decrease in subcontractor costs. The increase in employee-related expenses was primarily due to an increase in professional services and customer support staff and was also directly related to increased service revenue in the first quarter of fiscal year 2010.

Research and Development Expenses

Research and development expenses consisted primarily of employee-related expenses, including salary, bonus, benefits, stock-based compensation expenses, recruiting expense and office support, third-party contractor fees and related costs associated with the development and enhancement of our products.

	Three Months Ended February 28,		Change
	2010	2009
Research and development expenses	$28,074	$25,134	12%
Percentage of total revenue	18%	19%

Research and development expenses in the first quarter of fiscal year 2010 increased by $2.9 million, or 12%, compared to the same quarter last year. The increase was primarily due to a $2.5 million increase in employee-related expenses, a $0.3 million increase in facilities expenses and a $0.1 million increase in travel expenses. The increase in employee-related expenses was primarily due to increased headcount as well as an increase in variable compensation.

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

	Three Months Ended February 28,		Change
	2010	2009
Sales and marketing expenses	$52,703	$46,126	14%
Percentage of total revenue	34%	35%

Sales and marketing expenses in the first quarter of fiscal year 2010 increased by $6.6 million, or 14%, compared to the same quarter last year. The increase was primarily due to a $5.6 million increase in employee-related expenses, a $1.3 million increase in travel expenses, a $0.1 million increase in facilities expenses and a $0.1 million increase in consulting expenses, which were partially offset by a $0.5 million decrease in referral fees. The increase in employee-related expenses was primarily due to increased headcount as well as an increase in variable compensation. The increase in travel expenses was due to increased travel related to the sales activities.

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

	Three Months Ended February 28,		Change
	2010	2009
General and administrative expenses	$11,346	$10,628	7%
Percentage of total revenue	7%	8%

General and administrative expenses in the first quarter of fiscal year 2010 increased by $0.7 million, or 7%, compared to the same quarter last year. The increase was primarily due to a $0.7 million increase in employee-related expenses and a $0.2 million increase in travel expenses, which were partially offset by a $0.2 million decrease in consulting expenses. The increase in employee-related expenses was primarily due to increased headcount.

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

	Three Months Ended February 28,		Change
	2010	2009
Amortization of acquired intangible assets:
In cost of revenue	$3,614	$3,563
In operating expenses	3,708	3,716

Total amortization expenses	$7,322	$7,279	1%

Percentage of total revenue	5%	5%

Acquisition Related and Other Expenses

Acquisition related and other expenses consisted of costs incurred after the issuance of a definitive term sheet for a particular transaction (whether or not such transaction is ultimately completed, remains in-process or is not completed) and included legal, banker, accounting and other advisory fees of third parties and severance costs for employees of the acquired company that are terminated within 90 days of the acquisition date.

As a result of adoption of new amended guidance for business combination, as of the beginning of fiscal year 2010, certain acquisition related and other expenses are now recorded as expenses in our statements of operations that had been historically included as a part of the consideration transferred and capitalized as a part of accounting for acquisitions pursuant to previous accounting rules, primarily direct transaction costs such as professional services fees.

	Three Months Ended February 28,
	2010	2009(1)	Change
Acquisition related and other expenses:
Transitional and other employee related costs	$193	$—
Professional services fees and other	852	—

Total acquisition related and other expenses	$1,045	$—	n/a

Percentage of total revenue	1%	—%

(1)	Prior to the adoption of new amended guidance for business combinations effective December 1, 2009, the majority of acquisition related and other expenses were capitalized.

Stock-Based Compensation Cost

Stock-based compensation cost is included in our Condensed Consolidated Statements of Operations corresponding to the same functional lines as cash compensation paid to the same employees in the respective departments as follows:

	Three Months Ended February 28,
	2010	2009	Change
Stock-based compensation costs:
Cost of license	$11	$11
Cost of service and maintenance	631	599

Total in cost of revenue	642	610	5%
Research and development	1,520	1,123
Sales and marketing	2,255	1,706
General and administrative	2,019	1,923

Total in operating expenses	5,794	4,752	22%

Total	$6,436	$5,362	20%

Percentage of total revenue	4%	4%

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

Interest Income

	Three Months Ended February 28,
	2010	2009	Change
Interest Income	$204	$1,077	(81)%
Percentage of total revenue	—%	1%

Interest income decreased in the first quarter of fiscal year 2010 compared to the same period last year by $0.9 million or 81%. The decrease was primarily due to lower returns from investments.

Interest Expense

	Three Months Ended February 28,
	2010	2009	Change
Interest Expense	$(985)	$(746)	32%
Percentage of total revenue	(1)%	(1)%

Interest expense was primarily related to a $54.0 million mortgage note issued in connection with the purchase of our corporate headquarters in June 2003. The mortgage note payable carries a 20-year amortization, and a fixed annual interest rate of 5.50% as a result of the amendment to the mortgage note payable in the second quarter of fiscal year 2007. The balance of the mortgage note as of February 28, 2010 was $42.0 million. The $34.4 million principal balance that will be remaining at the end of the 10-year term will be due as a final lump sum payment on July 1, 2013. See Note 8 to our Condensed Consolidated Financial Statements for further detail on the mortgage note payable.

Interest expense increased in the first quarter of fiscal year 2010 compared to the same period last year by $0.2 million or 32%. The increase was primarily due to a commitment fee on the $145.5 million of un-borrowed available credit. See Note 8 to our Condensed Consolidated Financial Statements for further detail on the unsecured revolving credit facility.

Other Income (Expense), Net

Other income (expense) included realized gains and losses on investments, foreign exchange gain (loss) and other miscellaneous income and expense items.

	Three Months Ended February 28,
	2010	2009	Change
Other income (expense), net:
Foreign exchange gain (loss)	$(231)	$347
Realized gain (loss) on investments	34	(186)
Other income (expense)	(32)	(2)

Total other income (expense), net	$(229)	$159	*	%

Percentage of total revenue	—%	—%

*	Percentage change has been excluded as it is not meaningful for comparison purposes.

Other income (expense) in absolute dollars decreased in the first quarter of fiscal year 2010 compared to the same period last year. The decrease was primarily due to a foreign exchange loss of $0.2 million for the first quarter of fiscal year 2010.

Provision for Income Taxes

	Three Months Ended February 28,
	2010	2009	Change
Provision for income tax	$4,118	$4,122	—%
Effective tax rate	28.3%	42.4%

The effective tax rate of 28.3% for the three months ended February 28, 2010 differs from the statutory rate of 35% primarily due to the benefits resulting from the reorganization of certain foreign entities, lower foreign taxes and research and development credits which were partially offset by the impact of certain stock compensation charges and state income taxes. The effective tax rate of 42.4% for the three months ended February 28, 2009 differs from the statutory rate of 35% primarily due to the recording of a deferred tax expense as a result of the re-measurement of our California deferred tax assets due to the enactment of California tax legislation, the impact of certain stock compensation charges and state income taxes which were partially offset by the benefits resulting from the reorganization of certain foreign entities, lower foreign taxes and research and development credits.

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

In connection with the acquisition of DataSynapse in fiscal 2009, we have recorded current deferred tax assets of $0.7 million and long term deferred tax assets of $3.7 million with a corresponding adjustment to goodwill. These deferred taxes were primarily related to the acquired tangible and intangible assets, deferred revenue, accounts receivable, accrued expenses and certain tax attributes of DataSynapse.

In connection with the acquisition of Foresight in the first quarter of fiscal year 2010, we have recorded current deferred tax liabilities of $1.5 million and long term deferred tax liabilities of $6.5 million with a corresponding adjustment to goodwill. These deferred taxes were primarily related to the acquired intangible assets, deferred revenue and accrued expenses.

During the first quarter of fiscal year 2010, the amount of gross unrecognized tax benefits was increased by approximately $0.2 million. The total amount of gross unrecognized tax benefits was $38.7 million as of February 28, 2010, of which $15.8 million would affect the effective tax rate if realized. We do not expect any significant changes to the amount of unrecognized tax benefit within the next twelve months.

Upon adoption of the accounting for uncertainty in income taxes, we have elected to include interest expense and penalties accrued on unrecognized tax benefits as a component of our income tax expense. This is consistent with our policy prior to the adoption of the accounting for uncertainty in income taxes. As of November 30, 2009, we had accrued $1.4 million for interest and penalties. There was no material change to this amount as of February 28, 2010.

We are subject to routine corporate income tax audits in the United States and foreign jurisdictions. The statute of limitations for our fiscal years 1994 through 2009 remains open for U.S. purposes. Most foreign jurisdictions have statutes of limitations that range from three to six years.

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

Net Income (Loss) Attributable to Noncontrolling Interest

Noncontrolling interest represents the portion of net income belonging to minority stockholders of our consolidated subsidiaries.

	Three Months Ended February 28,
	2010	2009	Change
Net income (loss) attributable to noncontrolling interest	$15	$(21)	(171)%
Percentage of total revenue	—%	—%

Noncontrolling interest is detailed in Note 13 to our Condensed Consolidated Financial Statements.

Liquidity and Capital Resources

Current Cash Flows

As of February 28, 2010, we had cash, cash equivalents and short-term investments totaling $278.7 million, representing a decrease of $14.2 million from November 30, 2009. Our total cash and cash equivalents balance was $278.5 million as of February 28, 2010. As of February 28, 2010, our short-term available-for-sale investments totaled $0.2 million, consisting of mortgage-backed securities.

Net cash provided by operating activities in the three months ended February 28, 2010 was $40.5 million, resulting from net income of $10.4 million, $13.1 million in non-cash charges and $16.9 million net change in assets and liabilities. The non-cash charges included depreciation and amortization, stock-based compensation and tax benefits related to stock benefit plans, less deferred income tax and excess tax benefits from stock-based compensation recorded in financing activities. Net change in assets and liabilities included a decrease in accounts receivable due to significant cash collections in the first three months of fiscal year 2010, a decrease in prepaid expenses and other assets, a decrease in accounts payable, a decrease in accrued liabilities and excess facilities costs and an increase in deferred revenue.

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

Net cash used in investing activities was $30.1 million for the three months ended February 28, 2010, resulting primarily from cash used, net of cash acquired, of $29.2 million for Foresight acquisition and $1.1 million in capital expenditures, which were partially offset by $0.2 million in net sales, maturities and purchase of short-term investments activities.

Net cash used in financing activities was $22.4 million for the three months ended February 28, 2010, resulting primarily from a $29.6 million repurchase of shares of our common stock in the open market and a $0.5 million payment of long-term debt, less $3.9 million in cash received from the exercise of stock options and the sale of our common stock under our ESPP and $3.9 million in excess tax benefits from stock-based compensation.

In April 2008, our Board of Directors approved a stock repurchase program pursuant to which we may repurchase up to $300.0 million of our outstanding common stock from time to time in the open market or through privately negotiated transactions. In the first quarter of fiscal year 2010, we repurchased approximately 3.1 million shares of our outstanding common stock at an average price of $9.42 per share pursuant to the program. As of February 28, 2010, the remaining authorized amount under the April 2008 stock repurchase program was $60.3 million.

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

Lines of Credit

In November 2009, we entered into a $150.0 million unsecured revolving credit facility (the “Credit Agreement”) that matures in November 2012. The revolving credit facility is available for cash borrowings up to $150.0 million, with a sublimit for the issuance of standby letters of credit in a face amount up to $25.0 million and swing line loans up to $10.0 million. At the same time, we canceled an existing standalone irrevocable letter of credit in the amount of $4.5 million in connection with a facility lease and issued a new letter of credit under the Credit Agreement in the same amount. As of February 28, 2010, no borrowings were outstanding under the Credit Agreement and a $4.5 million irrevocable letter of credit was outstanding, leaving $145.5 million of available credit for cash borrowings, of which $20.5 million is available for additional letters of credit. Revolving loans accrue interest at a per annum rate based on either (i) the base rate plus a margin ranging from 2.25% to 3.00%, depending on TIBCO’s consolidated leverage ratio or (ii) the LIBOR rate plus a margin ranging from 3.25% to 4.00%, depending on TIBCO’s consolidated leverage ratio, for various interest periods. The base rate is defined as the highest of (i) the administrative agent’s prime rate (ii) the federal funds rate plus a margin equal to 0.50%, and (iii) except during a period when LIBOR rates are unavailable, the LIBOR rate for a one month interest period plus a margin equal to 1.00%. Swing line loans accrue interest at a per annum rate based on the base rate plus a margin ranging from 2.25% to 3.00%. A commitment fee is applied to the un-borrowed amount at a per annum rate ranging from 0.50% to 0.75%. Under this Credit Agreement, we must maintain a minimum consolidated interest coverage ratio of 3.5:1.0 and a maximum consolidated leverage ratio of 2.5:1.0 in addition to other customary affirmative and negative covenants.

We have a $20.0 million revolving line of credit that matures on June 17, 2010. The revolving line of credit is available for cash borrowings and for the issuance of letters of credit up to $20.0 million. As of February 28, 2010, no borrowings were outstanding under the facility and two irrevocable letters of credit in the amounts of $13.0 million and approximately $1.0 million were outstanding, leaving approximately $6.0 million of available credit for additional letters of credit or cash borrowings. The $13.0 million irrevocable letter of credit outstanding was issued in connection with the mortgage note payable. The letter of credit automatically renews for successive one-year periods, until the mortgage note payable has been satisfied in full. The approximately $1.0 million irrevocable letter of credit outstanding was issued in connection with a sales transaction denominated in foreign currency and will remain outstanding until July 2012. The line of credit, as amended, contains financial covenants identical to those of the Credit Agreement, as well as other customary affirmative and negative covenants. As of February 28, 2010, we were in compliance with all covenants under the revolving line of credit.

Fair Value Inputs

Beginning in fiscal year 2008 we adopted guidance for fair value measurements. See Note 5 to our Condensed Consolidated Financial Statements. Fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. The use of fair value to measure investment instruments, with related unrealized and realized gains or losses on investment is a component to our consolidated results of operations.

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

Commitments

In June 2003, we purchased our corporate headquarters with a $54.0 million mortgage note to lower our operating costs. The mortgage note payable carries a 20-year amortization and, as amended in the second quarter of fiscal year 2007, a fixed annual interest rate of 5.50%. The principal balance of $34.4 million that will be remaining at the end of the 10-year term will be due as a final lump sum payment on July 1, 2013. Under the applicable terms of the mortgage note agreements, we are prohibited from acquiring another company without prior consent from the lender unless we maintain at least $50.0 million of cash or cash equivalents and comply with other non-financial terms as defined in the agreements. We were in compliance with all covenants as of February 28, 2010.

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

As of February 28, 2010, we had $5.1 million in restricted cash in connection with bank guarantees issued by some of our international subsidiaries. The cash collateral is presented as restricted cash and included in Other Assets in our Condensed Consolidated Balance Sheets.

As of February 28, 2010, our contractual commitments associated with indebtedness, lease obligations and restructuring were as follows (in thousands):

	Total	Remainder of 2010	2011	2012	2013	2014	Thereafter
Operating commitments:
Debt principal	$41,999	$1,622	$2,269	$2,397	$35,711	$—	$—
Debt interest	7,186	1,703	2,164	2,036	1,283	—	—
Operating leases	29,644	7,290	8,845	5,690	3,951	2,564	1,304

Total operating commitments	78,829	10,615	13,278	10,123	40,945	2,564	1,304

Restructuring-related commitments:
Gross lease obligations	5,857	5,198	659	—	—	—	—
Committed sublease income	(2,234)	(1,995)	(239)	—	—	—	—

Net restructuring-related commitment	3,623	3,203	420	—	—	—	—

Total commitments	$82,452	$13,818	$13,698	$10,123	$40,945	$2,564	$1,304

Future minimum lease payments under restructured non-cancelable operating leases are included in Accrued Excess Facilities Costs in our Condensed Consolidated Balance Sheets.

The above commitment table does not include approximately $16.4 million of long-term income tax liabilities recorded in accounting for uncertainty in income taxes due to the fact that we are unable to reasonably estimate the timing of these potential future payments.

Indemnification

Our indemnification obligations are summarized in Note 9 to our Condensed Consolidated Financial Statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to the impact of foreign currency fluctuations, interest rate changes and uncertainties in the credit market.

Foreign Currency Risk

We conduct business in the Americas, EMEA and APJ. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or changes in economic conditions in foreign markets. The majority of our transactions are currently made in U.S. dollars. In addition, we transact business in approximately 20 foreign currencies worldwide, of which the most significant to our operations in the first quarter of fiscal year 2010 was the EURO. We enter into forward contracts with financial institutions to manage our currency exposure related to net assets and liabilities denominated in foreign currencies, and these forward contracts are generally settled monthly. We do not enter into derivative financial instruments for trading purposes. As of February 28, 2010, we had ten outstanding forward contracts with a total notional amount of $84.8 million that resulted in a net loss of $0.6 million.

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

Interest Rate Risk

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. Our investment policy is designed to protect and preserve invested funds by limiting default, market and investment risk. As of February 28, 2010, we had an investment portfolio of fixed income securities totaling $0.2 million, excluding those classified as cash and cash equivalents. These securities are classified as available-for-sale and are recorded on the balance sheets at fair market value with unrealized gains or losses reported under Accumulated Other Comprehensive Income (Loss), a separate component of stockholders’ equity.

Currently, we invest our cash primarily in money market funds. In general, money market funds are not considered to be subject to interest rate risk because the interest paid on such funds fluctuates with the prevailing interest rate. As of February 28, 2010, our cash and cash equivalents consisted primarily of money market funds totaling $107.4 million.

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

Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives as specified above. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, the design of a control system must reflect that there are resource constraints, thus, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the probability of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

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

In addition to the factors discussed elsewhere in this Form 10-Q, the following risk factors, as well as other factors of which we may be unaware or do not currently view as significant, could materially and adversely affect our future operating results and could cause actual events to differ materially from those predicted in the forward-looking statements we make about our business. These risk factors should be read in conjunction with the other information contained in our other SEC filings, including our Form 10-K for the fiscal year ended November 30, 2009.

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

We may not be able to achieve our key initiatives and grow our business as anticipated.

While we currently intend to grow our business by pursuing key initiatives to: broaden our product platform through internal development and acquisitions; increase our sales capacity by expanding our direct sales organization and developing our channel partnerships; expand our product offerings to new vertical markets; and employ marketing programs to increase awareness of our company and our products among existing and prospective customers, we cannot assure you that we will be able to achieve on these key initiatives. Our success depends on our ability to: appropriately manage our expenses as we grow our organization; identify or acquire companies or assets at attractive valuations; enter into beneficial channel relationships; develop products for new vertical markets; and successfully execute our marketing strategies. If we are not able to execute on these action, our business may not grow as we anticipated, and our operating results could be adversely affected.

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

Since December 1, 2008, our stock price has fluctuated between a low of $4.12 and a high of $11.55. If market or industry-based fluctuations continue, our stock price could decline in the future regardless of our actual operating performance and investors could incur significant losses.

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

Our success depends in part on our ability to continually enhance and broaden our product offerings in response to changing technologies, customer demands and competitive pressures. We expect to acquire complementary businesses, products or technologies in the future as part of our corporate strategy. In this regard, we have made strategic acquisitions, including the acquisition of Netrics.com, Inc. in March 2010, Foresight Corporation in December 2009, DataSynapse, Inc. in August 2009, Insightful Corporation in fiscal year 2008 and Spotfire Holdings, Inc. in fiscal year 2007. We do not know if we will be able to complete any future acquisitions or that we will be able to successfully integrate any acquired business, operate it profitably or retain its key employees. Integrating any newly acquired business, product or technology could be expensive and time-consuming, could disrupt our ongoing business and financial performance and could distract our management. Therefore, we may not be able, either immediately post-acquisition or ever, to replicate the pre-acquisition revenues achieved by companies that we acquire or achieve the benefits of the acquisition we anticipated in valuing the businesses, products or technologies we acquire. Furthermore, the costs of integrating acquired companies in international transactions can be particularly high, due to local laws and regulations. If we are unable to integrate any newly acquired entity, products or technology effectively, our business, financial condition and operating results would suffer. In addition, any amortization or impairment of acquired intangible assets, stock-based compensation or other charges resulting from the costs of acquisitions could harm our operating results.

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

Changes in existing accounting or taxation rules or practices, new accounting pronouncements or taxation rules, or varying interpretations of current accounting pronouncements or taxation practice could have a significant adverse effect on our results of operations or the manner in which we conduct our business. Further, such changes could potentially affect our reporting of transactions completed before such changes are effective. For example, on December 1, 2009, we adopted revised accounting guidance for business combinations which requires acquisition related costs to be expensed as incurred, restructuring costs generally to be expensed in periods subsequent to the acquisition date, in-process research and development to be capitalized as an intangible asset with an indefinite life, and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period, which will impact income tax expense. The impact the guidance will have on our consolidated financial position, results of operations and cash flows will be dependent on the number and size of business combinations that we consummate subsequent to the adoption of the standard, as well as the valuation and allocation of the net assets acquired.

Accounting for our performance-based restricted stock units is subject to judgment and may lead to unpredictable expense recognition.

We have issued performance-based restricted stock unit awards to certain executives subject to the terms and conditions set forth in the performance-based restricted stock unit (“PRSU”) agreement and granted under our 2008 Equity Incentive Plan (the “EIP”). These awards are subject to achievement of performance-based objectives and, in addition, time-based vesting subject to continued employment and a one-year mandatory deferral period before any shares of our common stock are issued in settlement of the vested awards. The performance-based goals require us to achieve certain specific non-GAAP earnings per share goals within certain periods of time. Upon achievement of the requisite performance goals, the awards will be scheduled to vest in two equal installments over the subsequent two years, subject to the award recipient’s continued employment. Also, certain portion of the awards generally will become eligible to vest upon a change of control and an involuntarily termination without cause within 12 months after a change of control.

Until restricted stock unit awards are vested, they do not have the voting rights of common stock and the shares underlying the awards are not considered issued and outstanding. We recognize the stock-based compensation costs for PRSU’s when we believe it is probable that we will achieve the performance criteria as defined in the PRSU agreement. We then estimate the most probable period in which the performance criteria will be met, if at all. Under the terms of the PRSU, 20% of the PRSU will be forfeited if, in the fiscal year following achievement of the applicable performance goals, our non-GAAP EPS falls by 10% or more as compared to the non-GAAP EPS achieved for the year that the performance goals were achieved. Therefore, we also assess the probability of this forfeiture when analyzing our stock-based compensation costs for PRSU. If the performance goals are not met, no compensation expense is recognized and any previously recognized compensation expense is reversed. We are required to reassess these probabilities at each reporting date, and any change in our forecasts may result in an increase or decrease to the stock-based compensation expenses recognized in our statements of operations.

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

Note 10 to our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q describes the litigation pending against us and our directors and officers. The uncertainty associated with substantial unresolved lawsuits or future lawsuits could harm our business, financial condition and reputation. The defense of the lawsuits could result in the diversion of our management’s time and attention away from business operations, which could harm our business. Negative developments with respect to the lawsuits could cause our stock price to decline. In addition, although we are unable to determine the amount, if any, that we may be required to pay in connection with the resolution of the current lawsuits or any future lawsuit by settlement or otherwise, any such payment could seriously harm our financial condition and liquidity.

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

Issuer Purchases of Equity Securities

In April 2008, our Board of Directors approved a stock repurchase program pursuant to which we may repurchase up to $300.0 million of our outstanding common stock. The remaining authorized amount for stock repurchases under the April 2008 stock repurchase program was approximately $60.3 million as of the end of the first quarter of fiscal year 2010.

The following table provides information about the repurchase of our common stock during the first quarter of fiscal year 2010.

(In thousands, except per share amounts)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
December 1, 2009 – December 31, 2009	—	$—	—	$89,835
January 1, 2010 – January 31, 2010	3,140	$9.42	3,140	$60,272
February 1, 2010 – February 28, 2010	—	$—	—	$60,272

Total	3,140	$9.42	3,140

ITEM 6.	EXHIBITS

3.1(1)	Amended and Restated Certificate of Incorporation of Registrant.

3.2(2)	Amended and Restated Bylaws of Registrant.

10.1	2008 Equity Incentive Plan (February 26, 2010 Restatement).

10.2(3)	Form of Performance-Based Restricted Stock Unit Agreement pursuant to the 2008 Equity Incentive Plan (February 26, 2010 Restatement).

10.3	Summary of FY 2010 TIBCO Executive Incentive Compensation Plan.

31.1	Rule 13a-14(a) / 15d-14(a) Certification by Chief Executive Officer.

31.2	Rule 13a-14(a) / 15d-14(a) Certification by Chief Financial Officer.

32.1	Section 1350 Certification by Chief Executive Officer.

32.2	Section 1350 Certification by Chief Financial Officer.

(1)	Incorporated by reference to Exhibit 3.1 filed with the Registrant’s Registration Statement on Form 8-A, filed with the SEC on February 23, 2004.
(2)	Incorporated by reference to Exhibit 3.1 filed with the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2009, filed with the SEC on July 9, 2009.
(3)	Incorporated by reference to an exhibit filed with the Registrant’s Current Report on Form 8-K, filed with the SEC on March 4, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TIBCO SOFTWARE INC.

By:	/s/ SYDNEY L. CAREY
Sydney L. Carey Executive Vice President, Chief Financial Officer (Principal Financial Officer and duly authorized officer)

By:	/s/ TROY O. MITCHELL
Troy O. Mitchell Vice President, Corporate Controller (Principal Accounting Officer and duly authorized officer)

Date: April 8, 2010

EXHIBIT INDEX

3.1(1)	Amended and Restated Certificate of Incorporation of Registrant.

3.2(2)	Amended and Restated Bylaws of Registrant.

10.1	2008 Equity Incentive Plan (February 26, 2010 Restatement).

10.2(3)	Form of Performance-Based Restricted Stock Unit Agreement pursuant to the 2008 Equity Incentive Plan (February 26, 2010 Restatement).

10.3	Summary of FY 2010 TIBCO Executive Incentive Compensation Plan.

31.1	Rule 13a-14(a) / 15d-14(a) Certification by Chief Executive Officer.

31.2	Rule 13a-14(a) / 15d-14(a) Certification by Chief Financial Officer.

32.1	Section 1350 Certification by Chief Executive Officer.

32.2	Section 1350 Certification by Chief Financial Officer.

(1)	Incorporated by reference to Exhibit 3.1 filed with the Registrant’s Registration Statement on Form 8-A, filed with the SEC on February 23, 2004.
(2)	Incorporated by reference to Exhibit 3.1 filed with the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2009, filed with the SEC on July 9, 2009.
(3)	Incorporated by reference to an exhibit filed with the Registrant’s Current Report on Form 8-K, filed with the SEC on March 4, 2010.