Form 10-Q
period 2010-05-30
TIBCO SOFTWARE INC
filed 2010-07-09
CIK 1085280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 30, 2010

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

The number of shares outstanding of the registrant’s Common Stock, $0.001 par value, as of July 2, 2010 was 163,932,454 shares.

TIBCO SOFTWARE INC.

TIBCO SOFTWARE INC.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except par value per share)

	May 31, 2010	November 30, 2009
Assets
Current assets:
Cash and cash equivalents	$277,058	$292,529
Short-term investments	208	307
Accounts receivable, net of allowances of $4,704 and $4,224	114,894	154,744
Prepaid expenses and other current assets	50,242	52,657

Total current assets	442,402	500,237
Property and equipment, net	90,645	94,631
Goodwill	376,475	374,285
Acquired intangible assets, net	97,405	83,060
Long-term deferred income tax assets	75,780	70,057
Other assets	44,800	44,069

Total assets	$1,127,507	$1,166,339

Liabilities and Equity
Current liabilities:
Accounts payable	$14,491	$18,350
Accrued liabilities	71,294	96,595
Accrued restructuring and excess facilities costs	8,056	5,848
Deferred revenue	178,844	159,241
Current portion of long-term debt	2,207	2,148

Total current liabilities	274,892	282,182

Accrued excess facilities costs, less current portion	833	1,083
Long-term deferred revenue	15,311	15,353
Long-term deferred income tax liabilities	9,133	9,257
Long-term income tax liabilities	14,041	17,045
Long-term debt, less current portion	39,258	40,377
Other long-term liabilities	3,106	3,561

Total liabilities	356,574	368,858

Commitments and contingencies

Equity:

Common stock, $0.001 par value; 1,200,000 shares authorized; 165,053 and 167,738 shares issued and outstanding	165	168
Additional paid-in capital	787,643	774,474
Accumulated other comprehensive loss	(43,163)	(16,413)
Retained earnings	25,439	38,520

Total TIBCO Software Inc. stockholders’ equity	770,084	796,749
Noncontrolling interest	849	732

Total equity	770,933	797,481

Total liabilities and equity	$1,127,507	$1,166,339

See accompanying Notes to Condensed Consolidated Financial Statements.

TIBCO SOFTWARE INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share data)

	Three Months Ended May 31,		Six Months Ended May 31,
	2010	2009	2010	2009
Revenue:
License	$62,096	$50,457	$116,270	$95,306
Service and maintenance	111,174	92,213	212,044	180,260

Total revenue	173,270	142,670	328,314	275,566

Cost of revenue:
License	8,199	7,493	15,595	14,303
Service and maintenance	39,128	32,404	74,332	63,649

Total cost of revenue	47,327	39,897	89,927	77,952

Gross profit	125,943	102,773	238,387	197,614

Operating expenses:
Research and development	30,127	26,260	58,201	51,394
Sales and marketing	56,846	47,445	109,549	93,571
General and administrative	11,907	11,317	23,253	21,945
Amortization of acquired intangible assets	3,976	3,736	7,684	7,452
Acquisition related and other	589	—	1,634	—
Restructuring charges	6,271	—	6,271	—

Total operating expenses	109,716	88,758	206,592	174,362

Income from operations	16,227	14,015	31,795	23,252
Interest income	224	757	428	1,834
Interest expense	(980)	(793)	(1,965)	(1,539)
Other income (expense), net	142	1,042	(87)	1,201

Income before provision for income taxes and noncontrolling interest	15,613	15,021	30,171	24,748
Provision for income taxes	2,682	4,828	6,800	8,950

Net income	12,931	10,193	23,371	15,798

Less: Net income attributable to noncontrolling interest	117	116	132	95

Net income attributable to TIBCO Software Inc.	$12,814	$10,077	$23,239	$15,703

Net income per share attributable to TIBCO Software Inc.:
Basic	$0.08	$0.06	$0.14	$0.09

Diluted	$0.08	$0.06	$0.14	$0.09

Shares used in computing net income per share attributable to TIBCO Software Inc.:
Basic	160,992	171,635	161,793	171,460

Diluted	169,975	173,134	169,861	172,614

See accompanying Notes to Condensed Consolidated Financial Statements.

TIBCO SOFTWARE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended May 31,
	2010	2009
Operating activities:
Net income	$23,371	$15,798
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	6,606	7,477
Amortization of acquired intangible assets	15,218	14,587
Stock-based compensation	14,224	11,180
Deferred income tax	(5,263)	(4,216)
Tax benefits related to stock benefit plans	13,683	5,615
Excess tax benefits from stock-based compensation	(8,889)	(3,558)
Other non-cash adjustments, net	50	942
Changes in assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	40,579	33,344
Prepaid expenses and other assets	4,482	9,367
Accounts payable	(5,388)	745
Accrued liabilities and excess facilities costs	(29,769)	(21,200)
Deferred revenue	12,601	1,507

Net cash provided by operating activities	81,505	71,588

Investing activities:
Maturities and sales of short-term investments	157	10,586
Acquisition of businesses, net of cash acquired	(42,626)	(163)
Proceeds from private equity investments	32	—
Purchases of property and equipment	(2,458)	(3,255)
Restricted cash pledged as security	(1,880)	(3,241)

Net cash provided by (used in) investing activities	(46,775)	3,927

Financing activities:
Proceeds from exercise of stock options	19,264	2,374
Proceeds from employee stock purchase program	1,374	1,179
Withholding taxes related to restricted stock net share settlement	(4,216)	(1,459)
Repurchases of the Company’s common stock	(67,482)	(14,791)
Excess tax benefits from stock-based compensation	8,889	3,558
Principal payments on long-term debt	(2,404)	(1,002)

Net cash used in financing activities	(44,575)	(10,141)

Effect of foreign exchange rate changes on cash and cash equivalents	(5,626)	7,717

Net increase (decrease) in cash and cash equivalents	(15,471)	73,091
Cash and cash equivalents at beginning of period	292,529	254,400

Cash and cash equivalents at end of period	$277,058	$327,491

Supplemental disclosures:
Income taxes paid	$13,992	$6,361

Interest paid	$1,593	$1,214

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

Our fiscal year ends on November 30th of each year. For purposes of presentation, we have indicated the second quarter of fiscal year 2010 as ended on May 31, 2010; whereas in fact, the second quarter of fiscal year 2010 actually ended on May 30, 2010. There were 91 days in the second quarter of both fiscal years 2010 and 2009.

The Condensed Consolidated Financial Statements include the accounts of us and our wholly-owned and majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. For majority-owned subsidiaries, we reflect the noncontrolling interest of the portion we do not own on our Condensed Consolidated Balance Sheets in Equity.

The results of operations for the three and six months ended May 31, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending November 30, 2010, or any other future period, and we make no representations related thereto. Certain reclassifications have been made to the prior year consolidated financial statements to conform to the current year presentation.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Our significant accounting policies were described in Note 2 to our audited Consolidated Financial Statements included in our 2009 Annual Report on Form 10-K for the fiscal year ended November 30, 2009. Other than the adoption of the Financial Accounting Standards Board (“FASB”) guidance related to accounting for business combinations, there have been no significant changes in our accounting policies for the second quarter of fiscal year 2010.

Recent Accounting Pronouncements

In January 2010, the FASB issued a new fair value accounting standard update, Fair Value Measurements and Disclosures: Improving Disclosures about Fair Value Measurements. This update requires additional disclosures about (i) the different classes of assets and liabilities measured at fair value, (ii) the valuation techniques and inputs used, (iii) the activity in Level 3 fair value measurements, and (iv) the transfers between Levels 1, 2, and 3. This update is effective for interim and annual reporting periods beginning after December 15, 2009. We adopted this guidance in the second quarter of fiscal year 2010, and the adoption had no impact on our consolidated results of operation and financial condition.

In December 2007, the FASB issued a new accounting standard for noncontrolling interests in consolidated financial statements. The new standard establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. In addition, the guidance also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. In January 2010, the FASB issued Accounting Standards Update No. 2010-02, Consolidation: Accounting and Reporting for Decreases in Ownership of a Subsidiary - a Scope Clarification. This update clarifies the scope of the decrease in ownership provisions and also requires

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

expanded disclosures. We adopted these standards in the first quarter of fiscal year 2010 with retrospective application of the presentation and disclosure requirements. Noncontrolling interests of $0.7 million were reclassified to Equity in the Condensed Consolidated Balance Sheets as of November 30, 2009. Net income attributable to noncontrolling interests of $116,000 and $95,000 was reclassified from Net income to Net income attributable to TIBCO Software Inc. in the Condensed Consolidated Statements of Operations for the three and six months ended May 31, 2009, respectively.

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

Acquisition Related and Other

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

As of the beginning of fiscal year 2010, acquisition related and other expenses are recorded as expenses in our statements of operations. These amounts had primarily been included as part of the total consideration and were historically capitalized as part of the acquisition pursuant to previous accounting rules. These costs were primarily direct transaction costs such as professional services fees.

	Three Months Ended May 31,		Six Months Ended May 31,
	2010	2009(1)	2010	2009(1)
Acquisition related and other expenses:
Transitional and other employee related costs	$147	$—	$341	$—
Professional services fees and other	442	—	1,293	—

Total acquisition related and other expenses	$589	$—	$1,634	$—

(1)	Prior to the adoption of new amended guidance for business combinations effective December 1, 2009, the majority of acquisition and other related expenses were capitalized.

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

3. BUSINESS COMBINATION

We acquired three companies during the six months ended May 31, 2010. While we use our best estimates and assumptions as part of the purchase price allocation process to value assets acquired and liabilities assumed at the business combination date, our estimates and assumptions are subject to refinement. As a result, during the preliminary purchase price allocation period, which may be up to one year from the business combination date, we record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. We record adjustments to assets acquired or liabilities assumed subsequent to the purchase price allocation period in our operating results in the period in which the adjustments were determined.

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

Kabira Technologies, Inc.

On April 20, 2010, we acquired Kabira Technologies, Inc. (“Kabira”), a private company incorporated in Delaware and a provider of high performance transaction processing software solutions for communications service providers globally. Kabira’s products and solutions support key infrastructure capabilities such as subscriber provisioning, value-based charging, and mobile payments. Its in-memory approach to supporting transactions complements our abilities in handling events and adds to our broader suite of in-memory infrastructure software products. We paid $3.9 million of cash to acquire the outstanding equity of Kabira. We have also incurred $0.1 million of acquisition related and other expenses associated with the acquisition.

The preliminary allocation of the purchase price for the Kabira acquisition, as of the date of the acquisition, is as follows (in thousands):

Cash	$931
Accounts receivable	2,942
Deferred income tax assets, net	386
Other assets	1,763
Identifiable intangible assets	10,680
Goodwill	2,085
Liabilities	(14,917)

Total preliminary purchase price	$3,870

The identifiable intangible assets are subject to amortization on a straight-line basis as this best approximates the benefit period related to these assets (in thousands, except amortization period):

	Gross Amount at Acquisition Date	Weighted Average Amortization Period
Existing technology	$2,600	4.0 years
Customer base	1,700	4.0 years
Trademarks	180	2.0 years
Maintenance agreements	6,200	4.0 years

	$10,680	4.0 years

The excess of the purchase price over the identified tangible and intangible assets, less liabilities assumed, was recorded as goodwill. We anticipate that $1.3 million of the goodwill recorded in connection with the Kabira acquisition will be deductible for income tax purposes.

Netrics.com, Inc.

On March 8, 2010, we acquired Netrics.com, Inc. (“Netrics”), a private company incorporated in Delaware and a provider of data quality software and services. Netrics’ in-memory-based approach to pattern matching and detection complements our core integration and business optimization offerings and adds to our broader suite of in-memory infrastructure software products. We paid $10.5 million of cash to acquire the outstanding equity of Netrics. We have also incurred $0.4 million of acquisition related and other expenses associated with the acquisition.

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The preliminary allocation of the purchase price for the Netrics acquisition, as of the date of the acquisition, is as follows (in thousands):

Cash	$40
Accounts receivable	78
Deferred income tax assets, net	631
Other assets	259
Identifiable intangible assets	6,400
Goodwill	3,873
Liabilities	(781)

Total preliminary purchase price	$10,500

The identifiable intangible assets are subject to amortization on a straight-line basis as this best approximates the benefit period related to these assets (in thousands, except amortization period):

	Gross Amount at Acquisition Date	Weighted Average Amortization Period
Existing technology	$4,890	6.0 years
Core technology	1,210	6.0 years
Customer base	100	5.0 years
Maintenance agreements	200	8.0 years

	$6,400	6.0 years

The excess of the purchase price over the identified tangible and intangible assets, less liabilities assumed, was recorded as goodwill. We anticipate that none of the goodwill recorded in connection with the Netrics acquisition will be deductible for income tax purposes.

Foresight Corporation

On December 31, 2009, we acquired Foresight Corporation (“Foresight”), a private company incorporated in Delaware and a leading provider of Electronic Data Interchange (“EDI”) productivity tools and transaction automation solutions. Foresight’s products connect partners and validate transactions, reducing administrative inefficiencies, and addressing mandates. Foresight also expands our expertise in the healthcare and EDI markets, where its ability to support and validate transactions across a range of standards complements our core business-to-business abilities. We paid $30.0 million of cash to acquire the outstanding equity of Foresight. We have also incurred $0.7 million of acquisition related and other expenses associated with the acquisition.

The preliminary allocation of the purchase price for the Foresight acquisition, as of the date of the acquisition, is as follows (in thousands):

Cash	$821
Accounts receivable	593
Current assets	92
Identifiable intangible assets	16,700
Goodwill	22,851
Liabilities	(4,529)
Deferred income tax liabilities, net	(6,528)

Total preliminary purchase price	$30,000

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The identifiable intangible assets are subject to amortization on a straight-line basis as this best approximates the benefit period related to these assets (in thousands, except amortization period):

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

The preliminary allocation of the purchase price for the DataSynapse acquisition, as of the date of the acquisition, is as follows (in thousands):

Cash	$1,052
Current assets	3,245
Deferred income tax assets, net	4,355
Identifiable intangible assets	24,150
Goodwill	8,820
Liabilities	(12,933)
Long-term income tax liabilities	(152)

Total preliminary purchase price	$28,537

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

Pro Forma Adjusted Summary

The results of Kabira, Netrics, Foresight and DataSynapse’s operations have been included in the Consolidated Financial Statements subsequent to the acquisition dates.

The following unaudited pro forma adjusted summary reflects TIBCO’s condensed results of operations for the three and six months ended May 31, 2010 and 2009 assuming Kabira and DataSynapse had been acquired at the beginning of the periods. The unaudited pro forma adjusted summary combines the historical results for TIBCO for those periods with the historical results for Kabira and DataSynapse for the same periods. The following unaudited pro forma adjusted summary is not intended to be indicative of future results (in thousands, except per share amounts):

	Three Months Ended May 31,		Six Months Ended May 31,
	2010	2009	2010	2009
Pro forma adjusted total revenue	$179,230	$154,041	$339,386	$298,568

Pro forma adjusted net income attributable to TIBCO Software Inc.	$14,092	$7,847	$24,170	$8,804

Pro forma adjusted net income per share attributable to TIBCO Software Inc.:
Basic	$0.09	$0.05	$0.15	$0.05

Diluted	$0.08	$0.05	$0.14	$0.05

For pro forma adjusted summary purposes, the financial impacts of Netrics and Foresight were not included as they were not significant individually or in the aggregate.

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

4. INVESTMENTS

Marketable securities, which are classified as available-for-sale, are summarized below as of May 31, 2010 and November 30, 2009 (in thousands):

					Classified on Balance Sheet
	Purchased/ Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value	Cash and Cash Equivalents	Short-term Investments
As of May 31, 2010:
Money market funds	$113,568	$—	$—	$113,568	$113,568	$—
Mortgage-backed securities	201	7	—	208	—	208

	$113,769	$7	$—	$113,776	$113,568	$208

As of November 30, 2009:
Money market funds	$132,610	$—	$—	$132,610	$132,610	$—
Mortgage-backed securities	334	—	(27)	307	—	307

	$132,944	$—	$(27)	$132,917	$132,610	$307

Fixed income securities included in short-term investments above are summarized by their contractual maturities. Short-term investments with contract maturities of one to three years were $0.2 million and $0.3 million as of May 31, 2010 and November 30, 2009, respectively. The maturities of mortgage-backed securities are primarily based upon assumed payment forecasts utilizing interest rate scenarios and mortgage loan characteristics. The unrealized losses on our investments were primarily due to changes in interest rates and market and credit conditions of the underlying securities.

The following table summarizes the net realized gains (losses) on short-term investments for the periods presented (in thousands):

	Three Months Ended May 31,		Six Months Ended May 31,
	2010	2009	2010	2009
Realized gains	$20	$46	$54	$83
Realized losses	—	(129)	—	(352)

Net realized gains (losses)	$20	$(83)	$54	$(269)

We periodically assess whether significant facts and circumstances have arisen to indicate an adverse effect on the fair value of the underlying investment that might indicate material deterioration in our creditworthiness, whether there has been a change in our intent to sell the security, whether it is more likely than not we will be required to sell before recovery of our amortized cost basis and whether we expect to recover the entire amortized cost basis of the security resulting as a credit loss. During our quarter-end assessments, we determined an impairment was not considered necessary as of May 31, 2010. Depending on market conditions, we may record impairments on our investment portfolio in the future.

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

Fair value hierarchy of our cash equivalents, marketable securities and foreign currency contracts at fair value (in thousands):

		Fair Value Measurements at Reporting Date using
Description	May 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant other Observable Inputs (Level 2)
Assets:
Money market fund	$113,568	$113,568	$—
Mortgage-backed securities	208	—	208
Liabilities:
Foreign currency forward contracts	$968	$—	$968

During the three months ended May 31, 2010, there were no transfers to or from Levels 1 or 2.

Derivative Instruments

The U.S. dollar is our major transaction currency. We also transact business in approximately 20 foreign currencies worldwide, of which the most significant to our operations in the second quarter of fiscal year 2010 was the EURO. We enter into forward contracts with financial institutions to manage our currency exposure related to net assets and liabilities denominated in foreign currencies, and these forward contracts are generally settled monthly. Our forward contracts reduce, but do not eliminate, the impact of currency exchange rate movements. We do not enter into derivative financial instruments for trading purposes. Gains and losses on forward contracts are included in Other Income (Expense) in our Consolidated Statements of Operations.

We had eight outstanding forward contracts with a total notional amount of $72.3 million as of May 31, 2010, which are summarized as follows (in thousands):

	Notional Value Local Currency	Notional Value USD	Fair Value Gain (Loss) USD
Forward contracts sold:
EURO	38,800	$47,964	$(649)
Australian dollar	4,800	4,077	(78)
British pound	8,900	12,927	(93)
Brazilian real	4,400	2,403	(50)
Korean won	970,000	804	(21)
South African rand	18,000	2,363	(63)
Swiss franc	900	781	(5)
New Taiwan dollar	30,000	939	(9)

		$72,258	$(968)

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

	Derivatives not Designated as Hedging Instruments
	May 31, 2010	November 30, 2009
Foreign currency forward contracts, fair value included in:
Other Current Assets	$—	$367
Accrued Liabilities	968	14

		Amount of Gain or (Loss) Recognized In Income on Derivative
Derivatives not Designated as Hedging Instruments		Three Months Ended May 31,		Six Months Ended May 31,
	Location	2010	2009	2010	2009
Foreign Currency Contracts	Other income/(exp.)	$6,245	$(8,453)	$14,803	$(8,383)

Currently, we do not have master netting agreements with our counterparties for our forward contracts. We mitigate the credit risk of these derivatives by transacting with highly rated counterparties. As of May 31, 2010, we have evaluated the credit and non-performance risks associated with our derivative counterparties, and we believe that the impact of the credit risk associated with our outstanding derivatives was insignificant.

6. GOODWILL AND ACQUIRED INTANGIBLE ASSETS

The change in the carrying value of goodwill for the six months ended May 31, 2010 is as follows (in thousands):

Balance as of November 30, 2009	$374,285
Goodwill recorded for the Foresight acquisition	22,851
Goodwill recorded for the Netrics acquisition	3,873
Goodwill recorded for the Kabira acquisition	2,085
Foreign currency translation	(26,619)

Balance as of May 31, 2010	$376,475

Certain of our intangible assets were recorded in foreign currencies, and therefore, the gross carrying amount and accumulated amortization are subject to foreign currency translation adjustments. The carrying values of our amortized acquired intangible assets as of May 31, 2010 and November 30, 2009 are as follows (in thousands):

	May 31, 2010			November 30, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technologies	$114,126	$(73,069)	$41,057	$102,805	$(70,409)	$32,396
Customer base	45,168	(28,325)	16,843	44,193	(28,354)	15,839
Patents/core technologies	22,789	(14,236)	8,553	22,311	(13,768)	8,543
Trademarks	7,515	(5,474)	2,041	7,223	(5,612)	1,611
Non-compete agreements	1,580	(1,508)	72	1,480	(1,480)	—
Maintenance agreements	52,408	(23,569)	28,839	46,284	(21,613)	24,671

	$243,586	$(146,181)	$97,405	$224,296	$(141,236)	$83,060

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Amortization of developed technologies is recorded in cost of revenue, while the amortization of other acquired intangible assets is included in operating expenses. The following summarizes the amortization expense of acquired intangible assets for the periods indicated (in thousands):

	Three Months Ended May 31,		Six Months Ended May 31,
	2010	2009	2010	2009
Amortization of acquired intangible assets:
In cost of revenue	$3,920	$3,572	$7,534	$7,135
In operating expense	3,976	3,736	7,684	7,452

Total	$7,896	$7,308	$15,218	$14,587

7. ACCRUED RESTRUCTURING AND EXCESS FACILITIES COSTS

Fiscal 2010 Restructuring Plan

In order to achieve cost efficiencies and realign the company’s resources and operations, our Board of Directors approved a restructuring plan initiated by management during the second quarter of fiscal 2010. As of May 31, 2010, the total estimated restructuring costs associated with the restructuring plan were approximately $7.0 million consisting primarily of employee severance expenses and abandoned facilities obligations. The restructuring costs will be included as restructuring expenses in our consolidated statements of operations as they are recognized. We recorded $6.3 million of restructuring expenses in connection with the restructuring plan during the three and six months ended May 31, 2010 and expect to incur the majority of the estimated $0.7 million of remaining expenses pursuant to the restructuring plan through fiscal year 2011. Any changes to the estimates in executing the restructuring plan will be reflected in our future results of operations.

The following is a summary of activities in accrued restructuring and excess facilities costs for the six months ended May 31, 2010 (in thousands):

	Accrued Excess Facilities				Accrued Severance and Other
	Headquarter Facilities	Acquisition Integration	Restructuring	Subtotal	Acquisition Integration	Restructuring	Subtotal	Total
As of November 30, 2009	$5,811	$400	$—	$6,211	$720	$—	$720	$6,931
Restructuring charge	—	—	1,852	1,852	—	4,317	4,317	6,169
Acquisition integration costs	—	—	—	—	103	—	103	103
Cash utilized	(2,616)	(198)	(346)	(3,160)	(605)	(549)	(1,154)	(4,314)

As of May 31, 2010	$3,195	$202	$1,506	$4,903	$218	$3,768	$3,986	$8,889

The remaining accrued excess facilities costs represent the estimated loss on abandoned excess facilities, net of estimated sublease income, which is expected to be paid over the next two years. As of May 31, 2010, $0.8 million of the $8.9 million accrued restructuring and excess facilities costs were classified as long-term liabilities.

8. LONG-TERM DEBT AND LINE OF CREDIT

Mortgage Note Payable

In connection with the purchase of our corporate headquarters in June 2003, we recorded a $54.0 million mortgage note payable to a financial institution collateralized by the commercial real property acquired. The balance on the mortgage note payable was $41.5 million and $42.5 million as of May 31, 2010 and November 30, 2009, respectively. Our mortgage note payable has a fair value that is not materially different from its carrying amount.

The mortgage note payable carries a 20-year amortization, and in the second quarter of fiscal year 2007, we amended the mortgage note payable such that it now carries a fixed annual interest rate of 5.50%. The $34.4 million principal balance that will be remaining at the end of the 10-year term will be due as a final lump sum payment on July 1, 2013. Under the currently applicable terms of the mortgage note agreements, we are prohibited from acquiring another company without prior consent from the lender unless we maintain at least $50.0 million of cash or cash equivalents and meet other non-financial terms as defined in the agreements. In addition, we are subject to certain non-financial covenants as defined in the agreements. As of May 31, 2010, we were in compliance with all covenants.

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Lines of Credit

In November 2009, we entered into a $150.0 million unsecured revolving credit facility (the “Credit Agreement”) that matures in November 2012. The revolving credit facility is available for cash borrowings up to $150.0 million, with a sublimit for the issuance of standby letters of credit in a face amount up to $25.0 million and swing line loans up to $10.0 million. As of May 31, 2010, no borrowings were outstanding under the Credit Agreement and a $4.5 million irrevocable letter of credit was outstanding, leaving $145.5 million of available credit for cash borrowings, of which $20.5 million is available for additional letters of credit. Revolving loans accrue interest at a per annum rate based on either (i) the base rate plus a margin ranging from 2.25% to 3.00%, depending on TIBCO’s consolidated leverage ratio or (ii) the LIBOR rate plus a margin ranging from 3.25% to 4.00%, depending on TIBCO’s consolidated leverage ratio, for various interest periods. The base rate is defined as the highest of (i) the administrative agent’s prime rate (ii) the federal funds rate plus a margin equal to 0.50%, and (iii) except during a period when LIBOR rates are unavailable, the LIBOR rate for a one month interest period plus a margin equal to 1.00%. Swing line loans accrue interest at a per annum rate based on the base rate plus a margin ranging from 2.25% to 3.00%. A commitment fee is applied to the un-borrowed amount at a per annum rate ranging from 0.50% to 0.75%. A $2.3 million loan origination fee and issuance costs incurred upon consummation of the Credit Agreement will be amortized through interest expense over a period of three years. Other customary fees and letter of credit fees may be charged as they are incurred. All fees would be recognized over the life of the facility as an adjustment of interest expense. Under certain circumstances, a default interest rate will apply on all obligations during the existence of an event of default under the Credit Agreement at a per annum rate equal to 2.00% above the applicable interest rate. In order to make acquisitions under the Credit Agreement, the Credit Agreement requires, among other things, immediately after giving a pro forma effect to any such acquisition we maintain $120.0 million of total unrestricted cash, cash equivalents, certain short-term investments and total available borrowings, of which $80.0 million must be held by a financial institution with the account residing in the United States. Under this Credit Agreement, we must maintain a minimum consolidated interest coverage ratio of 3.5:1.0 and a maximum consolidated leverage ratio of 2.5:1.0 in addition to other customary affirmative and negative covenants. As of May 31, 2010, we were in compliance with all covenants of this facility.

We also have a $20.0 million revolving line of credit that matures on June 17, 2011. The revolving line of credit is available for cash borrowings and for the issuance of letters of credit up to $20.0 million. As of May 31, 2010, no borrowings were outstanding under the facility and two irrevocable letters of credit in the amounts of $13.0 million and approximately $1.0 million were outstanding, leaving approximately $6.0 million of available credit for additional letters of credit or cash borrowings. The $13.0 million irrevocable letter of credit outstanding was issued in connection with the mortgage note payable. The letter of credit automatically renews for successive one-year periods, until the mortgage note payable has been satisfied in full. The approximately $1.0 million irrevocable letter of credit outstanding was issued in connection with a sales transaction denominated in foreign currency and will remain outstanding until July 2012. The line of credit, as amended, contains financial covenants identical to those of the Credit Agreement, as well as other customary affirmative and negative covenants. As of May 31, 2010, we were in compliance with all covenants under the revolving line of credit.

9. COMMITMENTS AND CONTINGENCIES

Letters of Credit and Bank Guarantees

In connection with the mortgage note payable described in Note 8 above, we entered into an irrevocable letter of credit in the amount of $13.0 million; additionally, in connection with a sale transaction denominated in foreign currency we entered into an irrevocable letter of credit in the amount of approximately $1.0 million; see Note 8 for further details. The letter of credit is collateralized by the $20.0 million revolving line of credit described above in Note 8 and automatically renews for successive one-year periods until the mortgage note payable has been satisfied in full. As of May 31, 2010, we were in compliance with all covenants under the revolving line of credit.

In connection with a facility lease, we have an irrevocable letter of credit outstanding under the Credit Agreement in the amount of $4.5 million. The letter of credit automatically renews annually for the duration of the lease term, which expires in December 2010. As of May 31, 2010, we were in compliance with all covenants under the Credit Agreement as described in Note 8.

As of May 31, 2010, in connection with bank guarantees issued by some of our international subsidiaries, we had $6.4 million of restricted cash which is included in Other Assets on our Consolidated Balance Sheets.

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

Operating Commitments

At various locations worldwide, we lease office space and equipment under non-cancelable operating leases with various expiration dates through April 2015. Rental expense was $2.6 million and $2.3 million for the three month periods ended May 31, 2010 and 2009, respectively, and $5.2 million and $4.6 million for the six month periods ended May 31, 2010 and 2009, respectively.

As of May 31, 2010, contractual commitments associated with indebtedness, lease obligations and restructuring were as follows (in thousands):

	Total	Remainder of 2010	2011	2012	2013	2014	Thereafter
Operating commitments:
Debt principal	$41,466	$1,089	$2,269	$2,397	$35,711	$—	$—
Debt interest	6,611	1,128	2,164	2,036	1,283	—	—
Operating leases	31,245	5,125	9,576	6,352	4,567	3,168	2,457

Total operating commitments	79,322	7,342	14,009	10,785	41,561	3,168	2,457

Restructuring-related commitments:
Gross lease obligations	5,669	3,545	1,376	643	105	—	—
Committed sublease income	(1,567)	(1,328)	(239)	—	—	—	—

Net restructuring-related commitment	4,102	2,217	1,137	643	105	—	—

Total commitments	$83,424	$9,559	$15,146	$11,428	$41,666	$3,168	$2,457

Future minimum lease payments under restructured non-cancelable operating leases are included in Accrued Excess Facilities Costs in our Condensed Consolidated Balance Sheets.

The above commitment table does not include approximately $14.0 million of long-term income tax liabilities recorded in accounting for uncertainty in income taxes due to the fact that we are unable to reasonably estimate the timing of these potential future payments.

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

The parties have reached a global settlement of the litigation, including the actions against us and Talarian. Under the settlement, the insurers will pay the full amount of settlement share allocated to us (our financial liability will be limited to paying the remaining balance of the applicable retention under Talarian’s directors and officers liability insurance policy). In addition, we, as well as the officer and director defendants who were previously dismissed from the action pursuant to tolling agreements, will receive complete dismissals from the case. On October 5, 2009, the Court granted final approval of the settlement. Certain objectors have filed appeals.

Proginet Merger Litigation

We, as well as our subsidiary created for the purpose of effectuating the acquisition of Proginet Corporation (“Proginet”) as described in Note 18 Subsequent Event below, were named as an alleged aider and abettor of the breach of fiduciary duty by the board of directors of Proginet in agreeing to the transaction in the Supreme Court of New York, County of Nassau captioned “Schecter v. Weil et al.” The complaint seeks an injunction to prevent the consummation of the proposed transaction, unspecified damages, and attorney’s fees. The case is in its earliest stages and there has been no response to the complaint.

JuxtaComm v. TIBCO, et al.

On January 21, 2010, JuxtaComm-Texas Software, LLC (“JuxtaComm”) filed a complaint for patent infringement against us and other defendants in the United States District Court for the Eastern District of Texas, Case No. 6:10-CV-00011-LED. On April 22, 2010, JuxtaComm filed an amended complaint in which it alleges that TIBCO ActiveMatrix Business Works, iProcess Suite, Business Studio and ActiveMatrix Service Bus infringe U.S. Patent No. 6,195,662.

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

JuxtaComm seeks injunctive relief and unspecified damages. On May 6, 2010, we filed an answer and counterclaims in which we denied JuxtaComm’s claims and asserted counterclaims for declaratory relief that the asserted patent is invalid and not infringed. Trial is scheduled for January 3, 2012. We intend to defend the action vigorously. While we believe that we have valid defenses to JuxtaComm’s claims, litigation is inherently unpredictable and we cannot make any predictions as to the outcome of this litigation. It is possible that our business, financial position, or results of operations could be negatively affected by an unfavorable resolution of this action.

11. STOCK BENEFIT PLANS AND STOCK-BASED COMPENSATION

Stock Benefit Plans

2008 Equity Incentive Plan (the “2008 Plan”). As of May 31, 2010, there were 4.6 million shares available for grant and approximately 2.8 million shares underlying stock options outstanding under the 2008 Plan. At our Annual Meeting of Stockholders on April 22, 2010, our stockholders approved an amendment and restatement of the 2008 Plan which: (i) increased the number of shares of our common stock reserved for issuance under the 2008 Plan by 7.5 million and (ii) replaced the restriction in the 2008 Plan which limited the number of restricted stock, restricted stock units or other-stock based awards to fifty percent of the 2008 Plan’s available share reserve with a flexible share counting mechanism. As a result, beginning on April 22, 2010, each award granted as restricted stock and restricted stock units under the 2008 Plan will count against the 2008 Plan’s share reserve as 1.81 shares for every one share subject to these awards and shares acquired pursuant to such awards granted on or after April 22, 2010, that are forfeited to or repurchased by us and that otherwise would return to the share reserve, would do so in an amount equal to 1.81 times the number of shares forfeited or repurchased. During the six months ended May 31, 2010, certain of our employees, including our Chief Executive Officer, Chief Financial Officer and other named executive officers, received performance-based restricted stock units (“PRSU”). These PRSU are subject to the terms and conditions set forth in the PRSU Agreement and granted under our 2008 Plan as recently amended and restated. As of May 31, 2010, approximately 4.1 million shares of PRSU were outstanding.

These PRSU will be eligible to start vesting as of the end of our fiscal year 2012 if we achieve non-GAAP EPS of $1.00 or greater for our fiscal year 2012 and a cumulative non-GAAP EPS of $2.40 or greater over the three fiscal years 2010, 2011 and 2012. If the performance goals are not met as measured at the end of Fiscal Year 2012, then the PRSU still may become eligible to vest if, in fiscal year 2013, we achieve a non-GAAP EPS of $1.00 or greater and a cumulative non-GAAP EPS of $3.00 or greater over the four fiscal years 2010, 2011, 2012 and 2013. Upon attainment of the requisite performance goals, the PRSU will be scheduled to vest in two equal installments over the subsequent two years, subject to the award recipient’s continued employment. Further, even if the performance and time-based vesting requirements are met, 20% of the awards will be forfeited if, in the first fiscal year following achievement of the applicable performance goals, our non-GAAP EPS falls by 10% or more as compared to the non-GAAP EPS achieved for the year that the performance goals were achieved. Also, all or a certain portion of these PRSU generally will become eligible to vest upon a change of control occurring in 2011, 2012 or 2013, provided that the Company achieves a certain minimum cumulative non-GAAP EPS applicable to the year in which the change of control occurs, or the PRSU that became eligible to vest but have not yet vested will accelerate vesting as to 100% of the award upon the award holder’s involuntary termination without cause within 12 months after a change of control.

1996 Stock Option Plan (the “1996 Plan”). As of May 31, 2010, there were no shares available for grant and approximately 25.1 million underlying stock options outstanding under the 1996 Plan.

As of May 31, 2010, there were 4.1 million shares of restricted stock and 1.7 million shares underlying restricted stock units outstanding under the 2008 Plan and 1996 Plan, combined.

Insightful Corporation Amended and Restated 2001 Stock Option and Incentive Plan (the “Insightful Plan”). As of May 31, 2010, there were no shares available for grant and approximately 0.1 million shares underlying stock options outstanding under the Insightful Plan. In connection with our stockholders’ approval of the amendment to our 2008 Plan at our Annual Meeting of Stockholders on April 22, 2010 and pursuant to the approval of our Board of Directors, the number of shares remaining available for grant of awards under the Insightful Plan was reduced to zero and no additional awards will be granted under the Insightful Plan.

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

1998 Director Option Plan (the “Director Plan”). As of May 31, 2010, there were no shares available for grant and approximately 1.1 million shares underlying stock options outstanding under the Director Plan.

2000 Extensibility Stock Option Plan (the “Extensibility Plan”). As of May 31, 2010, there were no shares available for grant and approximately 18,000 shares underlying stock options outstanding under the Extensibility Plan.

Talarian Stock Option Plans (the “Talarian Plans”). As of May 31, 2010, there were no shares available for grant and approximately 17,000 shares underlying stock options outstanding under the Talarian Plans.

2008 Employee Stock Purchase Plan (the “2008 ESPP”). We issued approximately 0.2 million shares under the 2008 ESPP, representing approximately $1.4 million in employee contributions for the six months ended May 31, 2010. As of May 31, 2010, approximately 9.3 million shares of our common stock were available for issuance under the 2008 ESPP.

2009 Deferred Compensation Plan (the “2009 DCP”). As of May 31, 2010, there were approximately 992,000 shares of our common stock available for issuance under the 2009 DCP.

Stock Options Activities

The summary of stock option activity for the six months ended May 31, 2010 is presented below (in thousands, except per share and term data):

Stock Options	Number of Shares Underlying Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at November 30, 2009	31,641	$8.52	3.86	$34,997

Granted	338	9.80
Exercised	(2,688)	7.15
Forfeited or expired	(575)	21.37

Outstanding at May 31, 2010	28,716	$8.40	3.40	$92,304

Vested and expected to vest at May 31, 2010	28,113	$8.42	3.36	$90,195

Exercisable at May 31, 2010	24,563	$8.49	3.09	$77,843

The intrinsic value of exercised stock options is calculated based on the difference between the exercise price and the quoted closing market price of our common stock as of the exercise date. The total intrinsic value of stock options exercised in the six months ended May 31, 2010 and 2009 was $10.0 million and $2.5 million, respectively. Upon the exercise of stock options, we issue common stock from our authorized shares. As of May 31, 2010, total unamortized stock-based compensation cost related to unvested stock options was $10.3 million, with a weighted-average recognition period of 2.19 years.

The total realized tax benefits attributable to stock options exercised and vesting of stock awards were $13.7 million and $5.6 million for the six months ended May 31, 2010 and 2009, respectively.

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Stock Awards Activities

Our nonvested stock awards are comprised of restricted stock, restricted stock units and performance-based restricted stock units. A summary of the status of nonvested stock awards as of May 31, 2010, and activities during the six months ended May 31, 2010, is presented as follows (in thousands, except per share data):

Nonvested Stock Awards	Restricted Stock	Restricted Stock Units	Performance- based Restricted Stock Units	Total Number of Shares Underlying Stock Awards	Weighted- Average Grant Date Fair Value
Nonvested at November 30, 2009	4,081	1,802	—	5,883	$7.41
Granted	1,082	407	4,092	5,581	10.57
Vested	(1,018)	(415)	—	(1,433)	8.37
Forfeited	(77)	(48)	—	(125)	7.66

Nonvested at May 31, 2010	4,068	1,746	4,092	9,906	$9.05

We granted approximately 1.5 million shares of nonvested stock awards at no cost to recipients during the six months ended May 31, 2010. As of May 31, 2010, there was $36.0 million of total unrecognized compensation cost related to nonvested stock awards. That cost is expected to be recognized generally on a straight-line basis as the shares vest over three to four years (the weighted-average recognition period is 2.56 years). The total fair value of shares vested pursuant to stock awards during the six months ended May 31, 2010 is $12.0 million.

We granted approximately 4.1 million PRSU during the six months ended May 31, 2010. As of May 31, 2010, there was $37.0 million of total unrecognized compensation cost related to PRSU. That cost is expected to be recognized using the graded vesting attribution method over the requisite service period of four to six years (currently the weighted-average recognition period is approximately 5.17 years).

Stock-Based Compensation

Stock-based compensation cost for the three months ended May 31, 2010 and 2009 was $7.8 million and $5.8 million, respectively. Stock-based compensation cost for the six months ended May 31, 2010 and 2009 was $14.2 million and $11.2 million, respectively. The stock-based compensation cost primarily relates to expenses recognized from nonvested stock awards and employee stock options. The deferred tax benefit on stock-based compensation expenses for the three months ended May 31, 2010 and 2009 was $2.7 million and $1.6 million, respectively. The deferred tax benefit on stock-based compensation expenses for the six months ended May 31, 2010 and 2009 was $4.7 million and $3.3 million, respectively.

We recognize the fair value of service-based stock awards generally on a straight-line basis over the requisite service period of three to four years, net of estimated forfeitures. Employee stock-based compensation cost related to grants of service-based stock awards for the three months ended May 31, 2010 and 2009 was approximately $4.0 million and $2.8 million, respectively. Employee stock-based compensation cost related to grants of service-based stock awards for the six months ended May 31, 2010 and 2009 was approximately $8.0 million and $5.3 million, respectively.

We recognize the fair value of employee stock options on a straight-line basis over the requisite service period of three to four years, net of estimated forfeitures. Employee stock-based compensation cost related to employee stock options for the three months ended May 31, 2010 and 2009 was approximately $2.2 million and $2.8 million, respectively. Employee stock-based compensation cost related to employee stock options for the six months ended May 31, 2010 and 2009 was approximately $4.4 million and $5.4 million, respectively.

We recognize compensation cost related to the performance-based restricted stock units, net of estimated forfeitures, over the requisite service period of four to six years, using the graded vesting attribution method. Compensation cost related to performance-based restricted stock units for the three and six months ended May 31, 2010 was $1.3 million for each period.

We recognize the stock-based compensation costs for PRSU when we believe it is probable that we will achieve the performance criteria as defined in the PRSU agreement. We then estimate the most probable period in which the performance criteria will be met, if at all. Under the terms of the PRSU, 20% of the PRSU will be forfeited if, in the fiscal year following achievement of the applicable performance goals, our non-GAAP EPS falls by 10% or more as compared to the non-GAAP EPS achieved for the year that the performance goals were achieved. Therefore, we also assess the probability of this forfeiture when analyzing our stock-based compensation costs for PRSU. On a quarterly basis management calculates, based on these estimates, the appropriate compensation expense over the requisite service period by using the graded vesting

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

attribution method and then book an adjustment to compensation cost in that reporting period. As of May 31, 2010, management estimates that it is probable that the performance criteria will be met in first quarter of 2013 and it is not probable that 20% of the PRSU’s will be forfeited prior to vesting.

We recognized stock-based compensation costs associated with our employee stock purchase programs on a straight-line basis over each six-month offering period. Employee stock-based compensation associated with our employee stock purchase programs for the six months ended May 31, 2010 and 2009 was approximately $0.5 million for each period.

Assumptions for Estimating Fair Value of Stock-Based Awards

We selected the Black-Scholes option pricing model as the most appropriate model for determining the estimated fair value for stock-based awards. The following table summarizes the assumptions used to value stock options granted in the respective periods:

	Three Months Ended May 31,		Six Months Ended May 31,
	2010	2009	2010	2009
Stock Option Grants:
Expected term of stock options (years)	5.1	5.1	4.8 - 5.1	4.7 - 5.1
Risk-free interest rate	2.40%	1.90%	2.40%	1.70 - 1.90%
Expected volatility	42%	54%	42 - 44%	54 - 56%
Weighted-average grant date fair value (per share)	$4.79	$3.34	$4.49	$3.27
ESPP:
Expected term of ESPP (years)	N/A	N/A	0.5	0.5
Risk-free interest rate	N/A	N/A	0.20%	0.40%
Expected volatility	N/A	N/A	35%	71%
Weighted-average grant date fair value (per share)	N/A	N/A	$2.30	$1.90

12.	COMPREHENSIVE INCOME (LOSS)

Our comprehensive income (loss) includes net income and other comprehensive income (loss), which consists of unrealized gains and losses on available-for-sale securities and cumulative translation adjustments. A summary of the comprehensive income (loss) for the periods indicated is as follows (in thousands):

	Three Months Ended May 31,		Six Months Ended May 31,
	2010	2009	2010	2009
Net income	$12,931	$10,193	$23,371	$15,798
Cumulative translation adjustment	(17,924)	34,935	(26,798)	15,319
Unrealized gain (loss) on available-for-sale securities	14	85	33	(16)

Comprehensive income (loss)	(4,979)	45,213	(3,394)	31,101
Less: Comprehensive income attributable to noncontrolling interest	122	226	117	201

Comprehensive income (loss) attributable to TIBCO Software Inc.	$(5,101)	$44,987	$(3,511)	$30,900

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The following table summarizes the allocation of comprehensive income (loss) between stockholders of TIBCO Software Inc. and the noncontrolling interest (in thousands):

	Three Months Ended May 31, 2010			Six Months Ended May 31, 2010
	Stockholders of TIBCO Software Inc.	Noncontrolling Interest	Total	Stockholders of TIBCO Software Inc.	Noncontrolling Interest	Total
Net income	$12,814	$117	$12,931	$23,239	$132	$23,371
Cumulative translation adjustment	(17,929)	5	(17,924)	(26,783)	(15)	(26,798)
Unrealized gain on available-for-sale securities	14	—	14	33	—	33

Comprehensive income (loss)	$(5,101)	$122	$(4,979)	$(3,511)	$117	$(3,394)

The balances of each component of accumulated other comprehensive income (loss), net of taxes, as of May 31, 2010 and November 30, 2009, consist of the following (in thousands):

	Unrealized Gain (Loss) in Available-for-Sale Securities	Foreign Currency Translation	Accumulated Other Comprehensive Income (Loss)
Balance as of November 30, 2009	$(26)	$(16,387)	$(16,413)
Net change during six month period	33	(26,783)	(26,750)

Balance as of May 31, 2010	$7	$(43,170)	$(43,163)

13.	NONCONTROLLING INTEREST

In the first quarter of fiscal year 2007, we established a joint venture in South Africa, TS Innovations Limited (“Innovations”), with a local South Africa corporation, to assist with our sales efforts as well as to provide consulting services and training to our customers in the Sub-Saharan Africa region. As of May 31, 2010 and November 30, 2009, Innovations had total assets of $4.4 million and $3.2 million, respectively. For the six months ended May 31, 2010 and 2009, Innovations had total revenues of $5.8 million and $2.1 million, respectively. As of May 31, 2010, we owned a 74.9% interest in the joint venture. Because of our majority interest in Innovations, our Condensed Consolidated Financial Statements include the balance sheets, results of operations and cash flows of Innovations, net of intercompany charges. We accordingly eliminated 25.1% of the financial results that pertain to the noncontrolling interest of Innovations; this eliminated amount was reported as a separate line in our Condensed Consolidated Statements of Operations and Balance Sheets.

The following table provides a reconciliation of the beginning and the ending carrying amounts of equity attributable to noncontrolling interest (in thousands):

Balance as of November 30, 2009	$732
Net income	132
Cumulative translation adjustment	(15)

Balance as of May 31, 2010	$849

14.	PROVISION FOR INCOME TAXES

The effective tax rate of 17.2% for the three months ended May 31, 2010 differs from the statutory rate of 35.0% primarily due to the expiration of a statute of limitations in the United Kingdom, the benefits resulting from the reorganization of certain foreign entities, lower foreign taxes and research and development credits which were partially offset by the impact of certain stock compensation charges and state income taxes. The effective tax rate of 32.1% for the three months ended May 31, 2009 differs from the statutory rate of 35.0% primarily due to the benefits resulting from the reorganization of certain foreign entities, lower foreign taxes and research and development credits which were partially offset by the impact of certain stock compensation charges, state income taxes and the U.S. tax effects resulting from certain cash distributions from our foreign affiliates.

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The expiration of a statute of limitations in the United Kingdom resulted in a favorable tax effect of $2.3 million which has been recorded as a discrete item for the three months ended May 31, 2010.

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

In connection with the acquisition of Netrics in the second quarter of fiscal year 2010, we have recorded current deferred tax assets of $0.2 million and long term deferred tax assets of $0.4 million with a corresponding adjustment to goodwill. These deferred taxes were primarily related to the acquired intangible assets, deferred revenue, accounts receivable, accrued expenses and certain tax attributes of Netrics.

In connection with the acquisition of Kabira in the second quarter of fiscal year 2010, we have recorded current deferred tax assets of $1.4 million and long term deferred tax liabilities of $1.1 million with a corresponding adjustment to goodwill. These deferred taxes were primarily related to the acquired intangible assets, deferred revenue and accrued expenses.

During the second quarter of fiscal year 2010, the amount of gross unrecognized tax benefits was decreased by approximately $2.9 million due to the expiration of a statute of limitations in the United Kingdom. The total amount of gross unrecognized tax benefits was $35.8 million as of May 31, 2010, of which $13.5 million would affect the effective tax rate if realized. We do not expect any significant changes to the amount of unrecognized tax benefit within the next twelve months.

Upon adoption of the accounting for uncertainty in income taxes, we have elected to include interest expense and penalties accrued on unrecognized tax benefits as a component of our income tax expense. This is consistent with our policy prior to the adoption of the accounting for uncertainty in income taxes. As of November 30, 2009, we had accrued $1.4 million for interest and penalties. During the second quarter of fiscal year 2010, we decreased the amount of accrued interest by $0.6 million due to the expiration of a statute of limitations in the United Kingdom.

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

The following table sets forth the computation of basic and diluted net income per share for the periods indicated (in thousands, except per share data):

	Three Months Ended May 31,		Six Months Ended May 31,
	2010	2009	2010	2009
Net income attributable to TIBCO Software Inc.	$12,814	$10,077	$23,239	$15,073
Weighted-average shares of common stock used to compute basic net income per share (excluding unvested restricted stock)	160,992	171,635	161,792	171,460
Effect of dilutive common stock equivalents:
Stock options to purchase common stock	6,921	951	6,080	858
Restricted common stock awards	2,062	548	1,989	296

Weighted-average shares of common stock used to compute diluted net income per share	169,975	173,134	169,861	172,614

Net income per share attributable to TIBCO Software Inc.:
Basic	$0.08	$0.06	$0.14	$0.09

Diluted	$0.08	$0.06	$0.14	$0.09

The following potential common stock equivalents are not included in the diluted net income per share calculation above because their effect was anti-dilutive for the periods indicated (in thousands):

	Three Months Ended May 31,		Six Months Ended May 31,
	2010	2009	2010	2009
Stock options to purchase common stock	6,911	30,112	7,880	31,708
Restricted common stock awards	227	1,191	114	2,304

Total anti-diluted common stock equivalents	7,138	31,303	7,994	34,012

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

During the six months ended May 31, 2010, we granted PRSU that contains performance metrics based on the attainment and maintenance of specified non-GAAP EPS goals. If the performance criteria are achieved, these PRSU will be considered outstanding for the purpose of computing diluted EPS if the effect is dilutive. Please see Note 11 for additional details. As of May 31, 2010, 4.1 million shares of PRSU were outstanding. The dilutive impact of these awards will be deferred until the first quarter of fiscal year 2013, at the earliest, when and if the performance criteria of the awards have been met.

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

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Our revenue by geographic region, Americas; Europe, the Middle East and Africa (“EMEA”); and Asia Pacific and Japan (“APJ”), based on the location at which each sale originates, is summarized as follows (in thousands):

	Three Months Ended May 31,		Six Months Ended May 31,
	2010	2009	2010	2009
Americas:
United States	$82,853	$65,711	$152,134	$131,559
Other Americas	6,586	9,280	16,841	13,559

Total Americas	89,439	74,991	168,975	145,118

EMEA:
United Kingdom	18,665	17,183	35,093	28,139
Other EMEA	45,648	38,987	89,401	80,090

Total EMEA	64,313	56,170	124,494	108,229

APJ	19,518	11,509	34,845	22,219

	$173,270	$142,670	$328,314	$275,566

No customer accounted for more than 10% of total revenue for the six months ended May 31, 2010 or 2009. No customer had a balance in excess of 10% of our net accounts receivable on May 31, 2010 or November 30, 2009.

Our property and equipment by major country are summarized as follows (in thousands):

	May 31, 2010	November 30, 2009
Property and equipment, net:
United States	$86,696	$90,254
United Kingdom	1,748	2,224
Other	2,201	2,153

	$90,645	$94,631

17.	STOCK REPURCHASE PROGRAMS

In April 2010, our Board of Directors approved a new stock repurchase program pursuant to which we may repurchase up to $300.0 million of our outstanding common stock. In connection with the approval of this program, our Board of Directors also terminated our previous $300.0 million stock repurchase program from April 2008, and the remaining authorized amount of $26.7 million under the April 2008 stock repurchase program was canceled. As of May 31, 2010, we had $295.7 million available for purchases under the April 2010 stock repurchase program.

All repurchased shares of common stock have been retired. The following table summarizes the activities under our stock repurchase programs for the periods indicated (in thousands, except per share data):

	Three Months Ended May 31,		Six Months Ended May 31,
	2010	2009	2010	2009
Cash used for repurchases	$37,918	$14,791	$67,482	$14,791

Shares repurchased	3,447	2,308	6,587	2,308

Average price per share	$11.00	$6.41	$10.24	$6.41

In connection with the repurchase activities during the six months ended May 31, 2010, we classified $36.3 million of the excess purchase price over the par value of our common stock to retained earnings and $31.1 million to additional paid-in capital. From June 1, 2010 up to July 2, 2010, we have repurchased approximately 1.5 million shares of our outstanding common stock at an average price of $12.11 per share pursuant to the April 2010 stock repurchase program.

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

18.	SUBSEQUENT EVENT

Proposed Acquisition of Proginet Corporation

On June 22, 2010, we entered into an Agreement and Plan of Merger with Proginet Corporation (“Proginet”), a provider of managed file transfer solutions, in a transaction valued at approximately $1.15 in cash per share of Proginet common stock, which is currently estimated at approximately $21 million. Completion of this transaction is subject to customary closing conditions, including stockholder approval from the stockholders of Proginet. The transaction is expected to close during TIBCO’s fiscal third or fourth quarter. Until the transaction closes, each company will continue to operate independently. Also see Note 10 to our Condensed Consolidated Financial Statements for discussion on the Proginet Merger Litigation.

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

Our revenue is generally derived from a diverse customer base. No single customer represented greater than 10% of total revenue for the first six months of fiscal year 2010. As of May 31, 2010, no single customer had a balance in excess of 10% of our net accounts receivable. We establish allowances for doubtful accounts based on our evaluation of collectability and an allowance for returns and discounts based on specifically identified credits and historical experience.

For the second quarter of fiscal year 2010, we recorded total revenue of $173.3 million, an increase of 21% from the second quarter of fiscal year 2009. License revenue was $62.1 million, an increase of 23% from the previous year. Service and maintenance revenue was $111.2 million, an increase of 21% from the previous year. In addition, we generated cash flow from operations of $41.0 million in the second quarter of fiscal year 2010. Earnings per share was $0.08 in the second quarter of fiscal year 2010 as compared to $0.06 for the second quarter of fiscal year 2009. We ended the quarter with $277.3 million in cash, cash equivalents and short-term investments.

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

Stock-Based Compensation

During the six months ended May 31, 2010, we granted certain of our employees, including our Chief Executive Officer, Chief Financial Officer and other named executive officers, performance-based restricted stock units (“PRSU”). We recognize the stock-based compensation expense for our PRSU based on the probability of achieving certain performance criteria, as defined in the PRSU agreement. We then estimate the most probable period in which the performance criteria will be met, if at all. Under the terms of the PRSU, 20% of the PRSU will be forfeited if, in the fiscal year following achievement of the applicable performance goals, our non-GAAP EPS falls by 10% or more as compared to the non-GAAP EPS achieved for the year that the performance goals were achieved. Therefore, we also assess the probability of this forfeiture when analyzing our stock-based compensation costs for the PRSU. On a quarterly basis management calculates, based on these estimates, the appropriate compensation cost over the requisite service period using the graded vesting attribution method and then book an adjustment to compensation expense in that reporting period. Due to the long-term nature of the performance goals, assessing the probability of achieving these goals is a highly subjective process that requires judgment. A deferred tax asset is recorded over the vesting period as stock compensation cost is recorded. Our ability to realize the deferred tax asset is ultimately based on the actual value of the stock-based awards upon exercise or release of the restricted stock unit. If the actual value is lower than the fair value determined on the date of grant, it would result in an increase to our income tax expense for the portion of the deferred tax asset that cannot be realized. This could have a material adverse effect on our financial results.

Recent Accounting Pronouncements

Recent accounting pronouncements are detailed in Note 2 to our Condensed Consolidated Financial Statements.

Results of Operations

For purposes of presentation, we have indicated the second quarter of fiscal year 2010 as ended on May 31, 2010; whereas in fact, the second quarter of fiscal year 2010 actually ended on May 30, 2010. There were 91 days in the second quarter of both fiscal years 2010 and 2009. All amounts presented in the tables in the following sections on our Results of Operations are stated in thousands of dollars, except for percentages and unless otherwise stated.

The following table sets forth the components of our Results of Operations as percentages of total revenue for the periods indicated:

	Three Months Ended May 31,		Six Months Ended May 31,
	2010	2009	2010	2009
Revenue:
License	36%	35%	35%	35%
Service and maintenance	64	65	65	65

Total revenue	100	100	100	100

Cost of revenue:
License	5	5	5	5
Service and maintenance	22	23	22	23

Total cost of revenue	27	28	27	28

Gross profit	73	72	73	72
Operating expenses:
Research and development	17	18	18	19
Sales and marketing	33	33	33	34
General and administrative	7	8	7	8
Amortization of acquired intangible assets	2	3	2	3
Acquisition related and other	—	—	1	—
Restructuring charges	4	—	2	—

Total operating expenses	63	62	63	64

Income from operations	10	10	10	8
Interest income	—	1	—	1
Interest expense	(1)	(1)	(1)	—
Other income (expense), net	—	—	—	—

Income before provision for income taxes and noncontrolling interest	9	10	9	9
Provision for income taxes	2	3	2	3
Net income	7	7	7	6
Less: Net income (loss) attributable to noncontrolling interest	—	—	—	—

Net income attributable to TIBCO Software Inc.	7%	7%	7%	6%

Total Revenue

Our total revenue consisted primarily of license, service and maintenance fees from our customers and partners.

	Three Months Ended May 31,			Six Months Ended May 31,
	2010	2009	Change	2010	2009	Change
Total revenue	$173,270	$142,670	21%	$328,314	$275,566	19%

Total revenue in the second quarter of fiscal year 2010 increased by $30.6 million, or 21%, compared to the same quarter last year. The increase was primarily comprised of an $11.6 million, or 23%, increase in license revenue and a $19.0 million, or 21%, increase in service and maintenance revenue. Total revenue in the first six months of fiscal year 2010 increased by $52.7 million, or 19%, compared to the same period last year.

For the six months ended May 31, 2010, we experienced an increase in total revenue in all geographic regions compared to the same period last year. See Note 16 to our Condensed Consolidated Financial Statements for total revenue by region. The percentages of total revenue from the geographic regions are summarized as follows:

	Three Months Ended May 31,		Six Months Ended May 31,
	2010	2009	2010	2009
Americas	52%	53%	51%	53%
EMEA	37	39	38	39
APJ	11	8	11	8

	100%	100%	100%	100%

License Revenue

	Three Months Ended May 31,			Six Months Ended May 31,
	2010	2009	Change	2010	2009	Change
License revenue	$62,096	$50,457	23%	$116,270	$95,306	22%
As percent of total revenue	36%	35%		35%	35%

License revenue in the second quarter of fiscal year 2010 increased by $11.6 million, or 23%, compared to the same quarter last year. License revenue in the first six months of fiscal year 2010 increased by $21.0 million, or 22%, compared to the same period last year.

Our license revenue in the first six months of fiscal years 2010 and 2009 was derived from the following three product lines: service oriented architecture (“SOA”), business optimization and business process management (“BPM”). The percentages of license revenue from the three product lines are summarized as follows:

	Three Months Ended May 31,		Six Months Ended May 31,
	2010	2009	2010	2009
SOA	62%	58%	66%	60%
Business optimization	27	30	25	26
BPM	11	12	9	14

	100%	100%	100%	100%

Our license revenue in any particular period is dependent upon the timing and number of license transactions and their relative size. Selected data about our license revenue transactions recognized for the respective periods is summarized as follows:

	Three Months Ended May 31,		Six Months Ended May 31,
	2010	2009	2010	2009
Number of license deals of $1.0 million or more	12	11	22	22
Number of license deals over $0.1 million	85	88	182	154
Average size of license deals over $0.1 million (in millions)	$0.6	$0.5	$0.6	$0.5

Cost of License Revenue

	Three Months Ended May 31,			Six Months Ended May 31,
	2010	2009	Change	2010	2009	Change
Cost of license revenue	$8,199	$7,493	9%	$15,595	$14,303	9%
As percent of total revenue	5%	5%		5%	5%
As percent of license revenue	13%	15%		13%	15%

Cost of license revenue mainly consisted of amortization of developed technology acquired through corporate acquisitions and royalty costs. Cost of license revenue in the second quarter of fiscal year 2010 increased by $0.7 million, or 9%, compared to the same quarter last year. The increase was primarily due to a $0.4 million increase in cost of goods sold and a $0.3 million increase in amortization expenses associated with acquired technologies, while royalty costs remained consistent compared to the same period last year.

Cost of license revenue in the first six months of fiscal year 2010 increased by $1.3 million, or 9%, compared to the same period last year. The increase was primarily due to a $0.7 million increase in cost of goods sold, a $0.3 million increase in amortization expenses associated with acquired technologies and a $0.3 million increase in royalty costs.

Service and Maintenance Revenue and Cost

	Three Months Ended May 31,			Six Months Ended May 31,
	2010	2009	Change	2010	2009	Change
Service and maintenance revenue	$111,174	$92,213	21%	$212,044	$180,260	18%
As percent of total revenue	64%	65%		65%	65%
Cost of service and maintenance	$39,128	$32,404	21%	$74,332	$63,649	17%
As percent of total revenue	22%	23%		22%	23%
As percent of service and maintenance revenue	35%	35%		35%	35%

Service and maintenance revenue in the second quarter of fiscal year 2010 increased by $19.0 million, or 21%, compared to the same quarter last year. Service and maintenance revenue in the first six months of fiscal year 2010 increased by $31.8 million, or 18%, compared to the same period last year.

Cost of service and maintenance consists primarily of compensation for professional services, customer support personnel and third-party contractors and associated expenses related to providing consulting services.

Cost of service and maintenance in the second quarter of fiscal year 2010 increased by $6.7 million, or 21%, compared to the same quarter last year. The increase in absolute dollars was primarily due to a $4.3 million increase in employee-related expenses, a $1.1 million increase in subcontractor costs, a $1.1 million increase in travel expenses and a $0.2 million increase in facilities expenses. The increase in employee-related expenses was primarily due to an increase in professional services and customer support staff and was also directly related to increased service revenue in the second quarter of fiscal year 2010.

Cost of service and maintenance in the first six months of fiscal year 2010 increased by $10.7 million, or 17%, compared to the same period last year. The increase was primarily due to a $8.5 million increase in employee-related expenses, a $1.3 million increase in travel expenses, a $0.7 million increase in subcontractor costs and a $0.2 million increase in facilities expenses. The increase in employee-related expenses was primarily due to an increase in professional services and customer support staff and was also directly related to increased service revenue in the first six months of fiscal year 2010.

Research and Development Expenses

Research and development expenses consisted primarily of employee-related expenses, including salary, bonus, benefits, stock-based compensation expenses, recruiting expense and office support, third-party contractor fees and related costs associated with the development and enhancement of our products.

	Three Months Ended May 31,			Six Months Ended May 31,
	2010	2009	Change	2010	2009	Change
Research and development expenses	$30,127	$26,260	15%	$58,201	$51,394	13%
As percent of total revenue	17%	18%		18%	19%

Research and development expenses in the second quarter of fiscal year 2010 increased by $3.9 million, or 15%, compared to the same quarter last year. The increase was primarily due to a $3.1 million increase in employee-related expenses, a $0.5 million increase in facilities expenses, a $0.1 million increase in contractor expenses, a $0.1 million increase in travel expenses and a $0.1 million increase in information technology-related expenses. The increase in employee-related expenses was primarily due to increased headcount.

Research and development expenses in the first six months of fiscal year 2010 increased by $6.8 million, or 13%, compared to the same period last year. The increase was primarily due to a $5.6 million increase in employee-related expenses, a $0.8 million increase in facilities expenses, a $0.2 million increase in travel expenses, a $0.1 million increase in contractor expenses and a $0.1 million increase in information technology-related expenses. The increase in employee-related expenses was primarily due to increased headcount.

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

	Three Months Ended May 31,			Six Months Ended May 31,
	2010	2009	Change	2010	2009	Change
Sales and marketing expenses	$56,846	$47,445	20%	$109,549	$93,571	17%
As percent of total revenue	33%	33%		33%	34%

Sales and marketing expenses in the second quarter of fiscal year 2010 increased by $9.4 million, or 20%, compared to the same quarter last year. The increase was primarily due to a $7.1 million increase in employee-related expenses, a $1.7 million increase in marketing programs and a $0.9 million increase in travel expenses, which were partially offset by a $0.3 million decrease in referral fees. The increase in employee-related expenses was primarily due to increased headcount as well as an increase in variable compensation. The increase in travel expenses and marketing programs was due to increased travel related to sales activities.

Sales and marketing expenses in the first six months of fiscal year 2010 increased by $16.0 million, or 17%, compared to the same period last year. The increase was primarily due to a $12.8 million increase in employee-related expenses, a $2.1 million increase in travel expenses, a $1.7 million increase in marketing programs, a $0.1 million increase in information technology-related expenses and a $0.1 million increase in facilities expenses, which were partially offset by a $0.8 million decrease in referral fees. The increase in employee-related expenses was primarily due to increased headcount as well as an increase in variable compensation. The increase in travel expenses and marketing programs was due to increased travel related to sales activities.

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

	Three Months Ended May 31,			Six Months Ended May 31,
	2010	2009	Change	2010	2009	Change
General and administrative expenses	$11,907	$11,317	5%	$23,253	$21,945	6%
As percent of total revenue	7%	8%		7%	8%

General and administrative expenses in the second quarter of fiscal year 2010 increased by $0.6 million, or 5%, compared to the same quarter last year. The increase was primarily due to a $1.3 million increase in employee-related expenses, a $0.2 million increase in consulting expenses and a $0.2 million increase in travel expenses, which were partially offset by a $1.1 million decrease in fees and charges. The increase in employee-related expenses was primarily due to increased headcount.

General and administrative expenses in the first six months of fiscal year 2010 increased by $1.3 million, or 6%, compared to the same period last year. The increase was primarily due to a $2.0 million increase in employee-related expenses and a $0.4 million increase in travel expenses, which were partially offset by a $1.1 million decrease in fees and charges. The increase in employee-related expenses was primarily due to increased headcount.

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

	Three Months Ended May 31,			Six Months Ended May 31,
	2010	2009	Change	2010	2009	Change
Amortization of acquired intangible assets:
Cost of revenue	$3,920	$3,572		$7,534	$7,135
Operating expenses	3,976	3,736		7,684	7,452

Total amortization of acquired intangible assets	$7,896	$7,308	8%	$15,218	$14,587	4%

As percent of total revenue	5%	5%		5%	5%

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

	Three Months Ended May 31,			Six Months Ended May 31,
	2010	2009(1)	Change	2010	2009(1)	Change
Acquisition related and other expenses:
Transitional and other employee related costs	$147	$—		$341	$—
Professional services fees and other	442	—		1,293	—

Total acquisition related and other expenses	$589	$—	n/a	$1,634	$—	n/a

As percent of total revenue	—%	—%		1%	—%

(1)	Prior to the adoption of new amended guidance for business combinations effective December 1, 2009, the majority of acquisition related and other expenses were capitalized.

Restructuring Charges

	Three Months Ended May 31,			Six Months Ended May 31,
	2010	2009	Change	2010	2009	Change
Restructuring charges	$6,271	$—	n/a	$6,271	$—	n/a
As percent of total revenue	4%	—%		2%	—%

In the second quarter of fiscal year 2010, we recorded a $6.3 million restructuring charge primarily related to our desire to achieve cost efficiencies and realign the company’s resources and operations. Also see Note 7 to our Condensed Consolidated Financial Statements for further discussion on restructuring charges.

Stock-Based Compensation Cost

Stock-based compensation cost is included in our Condensed Consolidated Statements of Operations corresponding to the same functional lines as cash compensation paid to the same employees in the respective departments as follows:

	Three Months Ended May 31,			Six Months Ended May 31,
	2010	2009	Change	2010	2009	Change
Stock-based compensation:
Cost of license	$(4)	$12		$7	$23
Cost of service and maintenance	685	620		1,316	1,219

Total in cost of revenue	681	632		1,323	1,242

Research and development	2,020	1,531		3,540	2,654
Sales and marketing	2,571	1,706		4,826	3,412
General and administrative	2,516	1,949		4,535	3,872

Total in operating expenses	7,107	5,186		12,901	9,938

Total stock-based compensation	$7,788	$5,818	34%	$14,224	$11,180	27%

As percent of total revenue	4%	4%		4%	4%

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

Interest Income

	Three Months Ended May 31,			Six Months Ended May 31,
	2010	2009	Change	2010	2009	Change
Interest income	$224	$757	(70)%	$428	$1,834	(77)%
As percent of total revenue	—%	1%		—%	1%

Interest income decreased in the second quarter of fiscal year 2010 compared to the same quarter last year by $0.5 million or 70%. Interest income decreased in the first six months of fiscal year 2010 compared to the same period last year by $1.4 million or 77%. The decrease was primarily due to significantly lower returns from investments.

Interest Expense

	Three Months Ended May 31,			Six Months Ended May 31,
	2010	2009	Change	2010	2009	Change
Interest expense	$980	$793	24%	$1,965	$1,539	28%
As percent of total revenue	1%	1%		1%	—%

Interest expense was primarily related to a $54.0 million mortgage note issued in connection with the purchase of our corporate headquarters in June 2003. The mortgage note payable carries a 20-year amortization, and a fixed annual interest rate of 5.50% as a result of the amendment to the mortgage note payable in the second quarter of fiscal year 2007. The balance of the mortgage note as of May 31, 2010 was $41.5 million. The $34.4 million principal balance that will be remaining at the end of the 10-year term will be due as a final lump sum payment on July 1, 2013. See Note 8 to our Condensed Consolidated Financial Statements for further detail on the mortgage note payable.

Interest expense increased in the second quarter of fiscal year 2010 compared to the same quarter last year by $0.2 million or 24%. Interest expense increased in the first six months of fiscal year 2010 compared to the same period last year by $0.4 million or 28%. The increase was primarily due to a commitment fee on the $145.5 million of un-borrowed available credit. See Note 8 to our Condensed Consolidated Financial Statements for further detail on the Credit Agreement.

Other Income (Expense), Net

Other income (expense) included realized gains and losses on investments, foreign exchange gain (loss) and other miscellaneous income and expense items.

	Three Months Ended May 31,			Six Months Ended May 31,
	2010	2009	Change	2010	2009	Change
Other income (expense), net:
Foreign exchange gain (loss)	$159	$1,053		$(72)	$1,399
Realized gain (loss) on short-term investments	(16)	(83)		18	(269)
Other income (expense), net	(1)	72		(33)	71

Total other income (expense), net	$142	$1,042	*	$(87)	$1,201	*

As percent of total revenue	—%	—%		—%	—%

*	Percentage change has been excluded as it is not meaningful for comparison purposes.

Other income (expense) in absolute dollars decreased in the second quarter of fiscal year 2010 compared to the same quarter last year. The decrease was primarily due to a $0.9 million decrease in foreign exchange gain (loss) for the second quarter of fiscal year 2010. Other income (expense) in absolute dollars decreased in the first six months of fiscal year 2010 compared to the same period last year. The decrease was primarily due to a $1.5 million decrease in foreign exchange gain (loss) for the first six months of fiscal year 2010.

Provision for Income Taxes

	Three Months Ended May 31,			Six Months Ended May 31,
	2010	2009	Change	2010	2009	Change
Provision for income taxes	$2,682	$4,828	(44)%	$6,800	$8,950	(24)%
Effective tax rate	17%	32%		23%	36%

The effective tax rate of 17.2% for the three months ended May 31, 2010 differs from the statutory rate of 35% primarily due to the expiration of a statute of limitations in the United Kingdom, the benefits resulting from the reorganization of certain foreign entities, lower foreign taxes and research and development credits which were partially offset by the impact of certain stock compensation charges and state income taxes. The effective tax rate of 32.1% for the three months ended May 31, 2009 differs from the statutory rate of 35% primarily due to the benefits resulting from the reorganization of certain foreign entities, lower foreign taxes and research and development credits which were partially offset by the impact of certain stock compensation charges, state income taxes and the U.S. tax effects resulting from certain cash distributions from our foreign affiliates.

The expiration of a statute of limitations in the United Kingdom resulted in a favorable tax effect of $2.3 million which has been recorded as a discrete item for the three months ended May 31, 2010.

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

In connection with the acquisition of Netrics in the second quarter of fiscal year 2010, we have recorded current deferred tax assets of $0.2 million and long term deferred tax assets of $0.4 million with a corresponding adjustment to goodwill. These deferred taxes were primarily related to the acquired intangible assets, deferred revenue, accounts receivable, accrued expenses and certain tax attributes of Netrics.

In connection with the acquisition of Kabira in the second quarter of fiscal year 2010, we have recorded current deferred tax assets of $1.4 million and long term deferred tax liabilities of $1.1 million with a corresponding adjustment to goodwill. These deferred taxes were primarily related to the acquired intangible assets, deferred revenue and accrued expenses.

During the second quarter of fiscal year 2010, the amount of gross unrecognized tax benefits was decreased by approximately $2.9 million due to the expiration of a statute of limitations in the United Kingdom. The total amount of gross unrecognized tax benefits was $35.8 million as of May 31, 2010, of which $13.5 million would affect the effective tax rate if realized. We do not expect any significant changes to the amount of unrecognized tax benefit within the next twelve months.

Upon adoption of the accounting for uncertainty in income taxes, we have elected to include interest expense and penalties accrued on unrecognized tax benefits as a component of our income tax expense. This is consistent with our policy prior to the adoption of the accounting for uncertainty in income taxes. As of November 30, 2009, we had accrued $1.4 million for interest and penalties. During the second quarter of fiscal year 2010, we decreased the amount of accrued interest by $0.6 million due to the expiration of a statute of limitations in the United Kingdom.

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

Net Income Attributable to Noncontrolling Interest

Noncontrolling interest represents the portion of net income belonging to minority stockholders of our consolidated subsidiaries.

	Three Months Ended May 31,			Six Months Ended May 31,
	2010	2009	Change	2010	2009	Change
Net income attributable to noncontrolling interest	$117	$116	1%	$132	$95	39%
As percent of total revenue	—%	—%		—%	—%

Noncontrolling interest is detailed in Note 13 to our Condensed Consolidated Financial Statements.

Liquidity and Capital Resources

Current Cash Flows

As of May 31, 2010, we had cash, cash equivalents and short-term investments totaling $277.3 million, representing a decrease of $15.6 million from November 30, 2009. Our total cash and cash equivalents balance was $277.1 million as of May 31, 2010. As of May 31, 2010, our short-term available-for-sale investments totaled $0.2 million, consisting of mortgage-backed securities.

Net cash provided by operating activities in the six months ended May 31, 2010 was $81.5 million, resulting from net income of $23.4 million, $35.6 million in non-cash charges and $22.5 million net change in assets and liabilities. The non-cash charges included depreciation and amortization, stock-based compensation and tax benefits related to stock benefit plans, less deferred income tax and excess tax benefits from stock-based compensation recorded in financing activities. Net change in assets and liabilities included a decrease in accounts receivable due to significant cash collections in the first six months of fiscal year 2010, a decrease in prepaid expenses and other assets, a decrease in accounts payable, a decrease in accrued liabilities and excess facilities costs and an increase in deferred revenue.

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

Net cash used in investing activities was $46.8 million for the six months ended May 31, 2010, resulting primarily from cash used, net of cash acquired, of $42.6 million for the Foresight, Netrics and Kabira acquisitions, $2.5 million in capital expenditures and $1.9 million in restricted cash pledged as security, which were partially offset by $0.2 million in net sales, maturities and purchase of short-term investments activities.

Net cash used in financing activities was $44.6 million for the six months ended May 31, 2010, resulting primarily from a $67.5 million repurchase of shares of our common stock in the open market and a $2.4 million payment of long-term debt, less $16.4 million in cash received from the exercise of stock options and the sale of our common stock under our ESPP and $8.9 million in excess tax benefits from stock-based compensation.

In April 2010, our Board of Directors approved a new stock repurchase program pursuant to which we may repurchase up to $300.0 million of our outstanding common stock from time to time in the open market or through privately negotiated transactions. In connection with the approval of this program, our Board of Directors also terminated our previous $300.0 million stock repurchase program from April 2008, and the remaining authorized amount of approximately $26.7 million under the April 2008 stock repurchase program was canceled. In the second quarter of fiscal year 2010, we repurchased approximately 3.4 million shares of our outstanding common stock at an average price of $11.00 per share pursuant to these programs. As of May 31, 2010, the remaining authorized amount under the April 2010 stock repurchase program was $295.7 million.

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

Lines of Credit

In November 2009, we entered into a $150.0 million unsecured revolving credit facility (the “Credit Agreement”) that matures in November 2012. The revolving credit facility is available for cash borrowings up to $150.0 million, with a sublimit for the issuance of standby letters of credit in a face amount up to $25.0 million and swing line loans up to $10.0 million. As of May 31, 2010, no borrowings were outstanding under the Credit Agreement and a $4.5 million irrevocable letter of credit was outstanding, leaving $145.5 million of available credit for cash borrowings, of which $20.5 million is available for additional letters of credit. Revolving loans accrue interest at a per annum rate based on either (i) the base rate plus a margin ranging from 2.25% to 3.00%, depending on TIBCO’s consolidated leverage ratio or (ii) the LIBOR rate plus a margin ranging from 3.25% to 4.00%, depending on TIBCO’s consolidated leverage ratio, for various interest periods. The base rate is defined as the highest of (i) the administrative agent’s prime rate (ii) the federal funds rate plus a margin equal to 0.50%, and (iii) except during a period when LIBOR rates are unavailable, the LIBOR rate for a one month interest period plus a margin equal to 1.00%. Swing line loans accrue interest at a per annum rate based on the base rate plus a margin ranging from 2.25% to 3.00%. A commitment fee is applied to the un-borrowed amount at a per annum rate ranging from 0.50% to 0.75%. Under this Credit Agreement, we must maintain a minimum consolidated interest coverage ratio of 3.5:1.0 and a maximum consolidated leverage ratio of 2.5:1.0 in addition to other customary affirmative and negative covenants.

We have a $20.0 million revolving line of credit that matures on June 17, 2011. The revolving line of credit is available for cash borrowings and for the issuance of letters of credit up to $20.0 million. As of May 31, 2010, no borrowings were outstanding under the facility and two irrevocable letters of credit in the amounts of $13.0 million and approximately $1.0 million were outstanding, leaving approximately $6.0 million of available credit for additional letters of credit or cash borrowings. The $13.0 million irrevocable letter of credit outstanding was issued in connection with the mortgage note payable. The letter of credit automatically renews for successive one-year periods, until the mortgage note payable has been satisfied in full. The approximately $1.0 million irrevocable letter of credit outstanding was issued in connection with a sales transaction denominated in foreign currency and will remain outstanding until July 2012. The line of credit, as amended, contains financial covenants identical to those of the Credit Agreement, as well as other customary affirmative and negative covenants. As of May 31, 2010, we were in compliance with all covenants under the revolving line of credit.

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

Commitments

In June 2003, we purchased our corporate headquarters with a $54.0 million mortgage note to lower our operating costs. The mortgage note payable carries a 20-year amortization and, as amended in the second quarter of fiscal year 2007, a fixed annual interest rate of 5.50%. The principal balance of $34.4 million that will be remaining at the end of the 10-year term will be due as a final lump sum payment on July 1, 2013. Under the applicable terms of the mortgage note agreements, we are prohibited from acquiring another company without prior consent from the lender unless we maintain at least $50.0 million of cash or cash equivalents and comply with other non-financial terms as defined in the agreements. We were in compliance with all covenants as of May 31, 2010.

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

As of May 31, 2010, we had $6.4 million in restricted cash in connection with bank guarantees issued by some of our international subsidiaries. The cash collateral is presented as restricted cash and included in Other Assets in our Condensed Consolidated Balance Sheets.

As of May 31, 2010, our contractual commitments associated with indebtedness, lease obligations and restructuring were as follows (in thousands):

	Total	Remainder of 2010	2011	2012	2013	2014	Thereafter
Operating commitments:
Debt principal	$41,466	$1,089	$2,269	$2,397	$35,711	$—	$—
Debt interest	6,611	1,128	2,164	2,036	1,283	—	—
Operating leases	31,245	5,125	9,576	6,352	4,567	3,168	2,457

Total operating commitments	79,322	7,342	14,009	10,785	41,561	3,168	2,457

Restructuring-related commitments:
Gross lease obligations	5,669	3,545	1,376	643	105	—	—
Committed sublease income	(1,567)	(1,328)	(239)	—	—	—	—

Net restructuring-related commitment	4,102	2,217	1,137	643	105	—	—

Total commitments	$83,424	$9,559	$15,146	$11,428	$41,666	$3,168	$2,457

Future minimum lease payments under restructured non-cancelable operating leases are included in Accrued Excess Facilities Costs in our Condensed Consolidated Balance Sheets.

The above commitment table does not include approximately $14.0 million of long-term income tax liabilities recorded in accounting for uncertainty in income taxes due to the fact that we are unable to reasonably estimate the timing of these potential future payments.

Indemnification

Our indemnification obligations are summarized in Note 9 to our Condensed Consolidated Financial Statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to the impact of foreign currency fluctuations and interest rate changes.

Foreign Currency Risk

We conduct business in the Americas, EMEA and APJ. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or changes in economic conditions in foreign markets. The majority of our transactions are currently made in U.S. dollars. In addition, we transact business in approximately 20 foreign currencies worldwide, of which the most significant to our operations in the second quarter of fiscal year 2010 was the EURO. We enter into forward contracts with financial institutions to manage our currency exposure related to net assets and liabilities denominated in foreign currencies, and these forward contracts are generally settled monthly. We do not enter into derivative financial instruments for trading purposes. As of May 31, 2010, we had eight outstanding forward contracts with a total notional amount of $72.3 million that resulted in a net loss of $1.0 million.

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

Interest Rate Risk

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. Our investment policy is designed to protect and preserve invested funds by limiting default, market and investment risk. As of May 31, 2010, we had an investment portfolio of fixed income securities totaling $0.2 million, excluding those classified as cash and cash equivalents. These securities are classified as available-for-sale and are recorded on the balance sheets at fair market value with unrealized gains or losses reported under Accumulated Other Comprehensive Income (Loss), a separate component of stockholders’ equity.

Currently, we invest our cash primarily in money market funds. In general, money market funds are not considered to be subject to interest rate risk because the interest paid on such funds fluctuates with the prevailing interest rate. As of May 31, 2010, our cash and cash equivalents consisted primarily of money market funds totaling $277.1 million.

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

We are subject to the risks arising from adverse changes in domestic and global economies. For example, the recent domestic and global economic downturn has resulted in reduced demand for information technology, including enterprise software and services. The direction and relative strength of the global economy continues to be uncertain and makes it difficult for us to forecast operating results and to make decisions about future investments. It is unknown how long the conditions will persist or whether they will worsen. Information technology spending has historically declined as general economic and market conditions have worsened. During challenging and uncertain economic times and in tight credit markets, many customers delay or reduce technology purchases. Contract negotiations may become more protracted or difficult if customers institute additional internal approvals for technology purchases or require more negotiation of contract terms and conditions. These economic conditions could result in reductions in sales of our products, longer sales cycles, difficulties in collection of accounts receivable or delayed payments, slower adoption of new technologies and increased price competition. For example, as a result of the recent economic slowdown, we have experienced, and may continue to experience, reduced demand for enterprise software which resulted in a reduction in our license revenue and in the rate at which our customers renew their maintenance agreements and procure consulting services.

In addition, the recent economic downturn resulted in a tightening in the credit markets, a low level of liquidity in many financial markets, and extreme volatility in credit, equity, currency and fixed income markets. These macroeconomic developments have negatively affected, and may continue to negatively affect, our business, operating results or financial conditions in various ways, including reducing the ability of customers to obtain credit to finance purchases of our products; increasing the number of customer insolvencies; decreasing customer demand; and decreasing customer ability to pay trade obligations. Financial institution difficulties and/or failures may also make it more difficult or expensive to obtain financing for our operations, investing activities (including potential acquisitions) or financing activities.

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

During the first two fiscal quarters of fiscal year 2010, our stock price has fluctuated between a low of $8.23 and a high of $12.51. If market or industry-based fluctuations continue, our stock price could decline in the future regardless of our actual operating performance and investors could incur significant losses.

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

Our strategy contemplates future acquisitions that may result in our incurring unanticipated expenses or additional debt, difficulty in integrating our operations and dilution to our stockholders and may harm our operating results.

Our success depends in part on our ability to continually enhance and broaden our product offerings in response to changing technologies, customer demands and competitive pressures. We expect to acquire complementary businesses, products or technologies in the future as part of our corporate strategy. In this regard, we have made strategic acquisitions, including the acquisition of Kabira Technologies, Inc. in April 2010, Netrics.com, Inc. in March 2010, Foresight Corporation in December 2009 and DataSynapse, Inc. in August 2009. We have also announced our proposed acquisition of Proginet Corporation which is expected to close during our fiscal third or fourth quarter. We do not know if we will be able to complete the Proginet acquisition or any future acquisitions or that we will be able to successfully integrate any acquired business, operate it profitably or retain its key employees. Integrating any newly acquired business, product or technology could be expensive and time-consuming, could disrupt our ongoing business and financial performance and could distract our management. Therefore, we may not be able, either immediately post-acquisition or ever, to replicate the pre-acquisition revenues achieved by companies that we acquire or achieve the benefits of the acquisition we anticipated in valuing the businesses, products or technologies we acquire. Furthermore, the costs of integrating acquired companies in international transactions can be particularly high, due to local laws and regulations. If we are unable to integrate any newly acquired entity, products or technology effectively, our business, financial condition and operating results would suffer. In addition, any amortization or impairment of acquired intangible assets, stock-based compensation or other charges resulting from the costs of acquisitions could harm our operating results.

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

We have issued performance-based restricted stock unit awards to certain executives subject to the terms and conditions set forth in the performance-based restricted stock unit (“PRSU”) agreement and granted under our 2008 Equity Incentive Plan. These awards are subject to achievement of performance-based objectives and, in addition, time-based vesting subject to continued employment and a one-year mandatory deferral period before any shares of our common stock are issued in settlement of the vested awards. The performance-based goals require us to achieve certain specific non-GAAP earnings per share goals within certain periods of time. Upon achievement of the requisite performance goals, the awards will be scheduled to vest in two equal installments over the subsequent two years, subject to the award recipient’s continued employment. Also, all or a certain portion of the awards generally will become eligible to vest upon a change of control occurring in 2011, 2012 or 2013, provided that the Company achieves a certain minimum cumulative non-GAAP EPS applicable to the year in which the change of control occurs, or the PRSU that became eligible to vest but have not yet vested will accelerate vesting as to 100% of the award upon the award holder’s involuntarily termination without cause within 12 months after a change of control.

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

We earn a significant portion of our total revenues from international sales generated through our foreign direct and indirect operations. As a result of these sales operations, we face a variety of risks, including:

•	local political and economic instability;

•	tariffs, quotas and trade barriers and other varying regulatory or contractual requirements or limitations;

•	compliance with international and local trade, labor and other laws including the Foreign Corrupt Practices Act and export control laws;

•	restrictions on the transfer of funds;

•	currency exchange rate fluctuations;

•	managing our international operations; and

•	longer payment cycles, collecting receivables in a timely fashion and repatriating earnings.

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

Our products and platforms use complex technologies and, despite extensive testing and quality control procedures, may contain defects or errors, especially when first introduced or when new versions or enhancements are released. If defects or errors are discovered after commercial release of either new versions or enhancements of our products and platforms:

•	potential customers may delay purchases;

•	customers may react negatively, which could reduce future sales;

•	our reputation in the marketplace may be damaged;

•	we may have to defend against product liability claims;

•	we may be required to indemnify our customers, distributors, original equipment manufacturers or other resellers;

•	we may incur additional service and warranty costs; and

•	we may have to divert additional development resources to correct the defects and errors, which may result in the delay of new product releases or upgrades.

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

Aspects of our business are subject to privacy concerns and a variety of U.S. and international laws regarding data protection.

Aspects of our business are subject to federal, state and international laws regarding privacy and protection of user data. For example, in the United States regulations such as the Gramm-Leach-Bliley Act, which protects and restricts the use of consumer credit and financial information, and the Health Insurance Portability and Accountability Act of 1996, which regulates the use and disclosure of personal health information, impose significant requirements and obligations on businesses that may affect the use and adoption of our service. The European Union has also adopted a data privacy directive that requires member states to impose restrictions on the collection and use of personal data that, in some respects, are far more stringent, and impose more significant burdens on subject businesses, than current privacy standards in the United States.

We post, on our website, our privacy policies and practices concerning the use and disclosure of user data. Any failure by us to comply with our posted privacy policies or other federal, state or international privacy-related or data protection laws and regulations could result in proceedings against us by governmental entities or others which could harm our business, operating results and financial condition.

It is possible that these laws may be interpreted and applied in a manner that is inconsistent with our data practices. If so, in addition to the possibility of fines and penalties, a governmental order requiring that we change our data practices could result, which in turn could harm our business, operating results and financial condition. Compliance with these regulations may involve significant costs or require changes in business practices that result in reduced revenue. Noncompliance could result in penalties being imposed on us or orders that we cease conducting the noncompliant activity.

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

Some provisions in our certificate of incorporation and bylaws, as well as our stockholder rights plan, may have anti-takeover effects.

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

Issuer Purchases of Equity Securities

In April 2010, our Board of Directors approved a new stock repurchase program pursuant to which we may repurchase up to $300.0 million of our outstanding common stock from time to time in the open market or through privately negotiated transactions. In connection with the approval of this program, our Board of Directors also terminated our previous $300 million stock repurchase program from April 2008, and the remaining authorized amount of approximately $26.7 million under the April 2008 stock repurchase program was canceled. In the second quarter of fiscal year 2010, we repurchased approximately 3.4 million shares of our outstanding common stock at an average price of $11.00 per share pursuant to these programs. As of May 31, 2010, the remaining authorized amount under the April 2010 stock repurchase program was $295.7 million.

The following table provides information about the repurchase of our common stock during the second quarter of fiscal year 2010.

(In thousands, except per share amounts)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
March 1, 2010 – March 31, 2010	—	$—	—	$60,272
April 1, 2010 – April 30, 2010	3,047	$11.02	3,047	$26,696
May 1, 2010 – May 31, 2010	400	$10.86	400	$295,657

Total	3,447	$11.00	3,447

ITEM 6.	EXHIBITS

3.1(1)	Amended and Restated Certificate of Incorporation of Registrant.

3.2(2)	Amended and Restated Bylaws of Registrant.

31.1	Rule 13a-14(a) / 15d-14(a) Certification by Chief Executive Officer.

31.2	Rule 13a-14(a) / 15d-14(a) Certification by Chief Financial Officer.

32.1	Section 1350 Certification by Chief Executive Officer.

32.2	Section 1350 Certification by Chief Financial Officer.

(1)	Incorporated by reference to Exhibit 3.1 filed with the Registrant’s Registration Statement on Form 8-A, filed with the SEC on February 23, 2004.
(2)	Incorporated by reference to Exhibit 3.1 filed with the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2009, filed with the SEC on July 9, 2009.

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

Date: July 8, 2010

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