Form 10-Q
period 2010-08-29
TIBCO SOFTWARE INC
filed 2010-10-07
CIK 1085280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 29, 2010

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

The number of shares outstanding of the registrant’s Common Stock, $0.001 par value, as of October 1, 2010 was 166,972,761 shares.

TIBCO SOFTWARE INC.

TIBCO SOFTWARE INC.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except par value per share)

	August 31,	November 30,
	2010	2009
Assets
Current assets:
Cash and cash equivalents	$288,831	$292,529
Short-term investments	252	307
Accounts receivable, net of allowances of $4,787 and $4,224	124,211	154,744
Prepaid expenses and other current assets	51,080	52,657

Total current assets	464,374	500,237
Property and equipment, net	89,245	94,631
Goodwill	390,406	374,285
Acquired intangible assets, net	91,263	83,060
Long-term deferred income tax assets	81,834	70,057
Other assets	46,874	44,069

Total assets	$1,163,996	$1,166,339

Liabilities and Equity
Current liabilities:
Accounts payable	$16,715	$18,350
Accrued liabilities	87,322	96,595
Accrued restructuring and excess facilities costs	4,020	5,848
Deferred revenue	175,970	159,241
Current portion of long-term debt	2,238	2,148

Total current liabilities	286,265	282,182
Accrued excess facilities costs, less current portion	720	1,083
Long-term deferred revenue	14,242	15,353
Long-term deferred income tax liabilities	12,091	9,257
Long-term income tax liabilities	14,887	17,045
Long-term debt, less current portion	38,687	40,377
Other long-term liabilities	2,976	3,561

Total liabilities	369,868	368,858

Commitments and contingencies (Note 10)
Equity:
Common stock, $0.001 par value; 1,200,000 shares authorized; 164,541 and 167,738 shares issued and outstanding	164	168
Additional paid-in capital	800,360	774,474
Accumulated other comprehensive loss, net	(29,437)	(16,413)
Retained earnings	22,048	38,520

Total TIBCO Software Inc. stockholders’ equity	793,135	796,749
Noncontrolling interest	993	732

Total equity	794,128	797,481

Total liabilities and equity	$1,163,996	$1,166,339

See accompanying Notes to Condensed Consolidated Financial Statements.

TIBCO SOFTWARE INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
	2010	2009	2010	2009
Revenue:
License	$70,567	$57,257	$186,837	$152,563
Service and maintenance	113,909	92,995	325,953	273,255

Total revenue	184,476	150,252	512,790	425,818

Cost of revenue:
License	8,992	6,050	24,587	20,353
Service and maintenance	41,057	32,253	115,389	95,902

Total cost of revenue	50,049	38,303	139,976	116,255

Gross profit	134,427	111,949	372,814	309,563
Operating expenses:
Research and development	30,773	26,449	88,974	77,843
Sales and marketing	59,072	50,657	168,621	144,228
General and administrative	12,390	11,227	35,643	33,172
Amortization of acquired intangible assets	4,106	3,107	11,790	10,559
Acquisition related and other	906	—	2,540	—
Restructuring charges	561	—	6,832	—

Total operating expenses	107,808	91,440	314,400	265,802

Income from operations	26,619	20,509	58,414	43,761
Interest income	398	219	826	2,053
Interest expense	(1,138)	(673)	(3,103)	(2,212)
Other income (expense), net	(879)	471	(966)	1,672

Income before provision for income taxes and noncontrolling interest	25,000	20,526	55,171	45,274
Provision for income taxes	7,536	5,629	14,336	14,579

Net income	17,464	14,897	40,835	30,695
Less: Net income attributable to noncontrolling interest	109	31	241	126

Net income attributable to TIBCO Software Inc.	$17,355	$14,866	$40,594	$30,569

Net income per share attributable to TIBCO Software Inc.:
Basic	$0.11	$0.09	$0.25	$0.18

Diluted	$0.10	$0.09	$0.24	$0.18

Weighted average shares used in computing net income per share attributable to TIBCO Software Inc.:
Basic	160,238	168,036	161,274	170,318

Diluted	171,192	172,194	170,305	172,473

See accompanying Notes to Condensed Consolidated Financial Statements.

TIBCO SOFTWARE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended August 31,
	2010	2009
Operating activities:
Net income	$40,835	$30,695
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	10,020	11,175
Amortization of acquired intangible assets	23,235	20,567
Stock-based compensation	23,093	17,155
Deferred income tax	(11,282)	(7,662)
Tax benefits related to stock benefit plans	18,502	11,995
Excess tax benefits from stock-based compensation	(11,729)	(7,960)
Other non-cash adjustments, net	39	1,125
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	32,903	33,470
Prepaid expenses and other assets	3,315	3,553
Accounts payable	(3,354)	(2,976)
Accrued liabilities and excess facilities costs	(19,546)	(21,076)
Deferred revenue	7,378	(4,774)

Net cash provided by operating activities	113,409	85,287

Investing activities:
Proceeds from maturities and sales of short-term investments	169	10,966
Acquisition of businesses, net of cash acquired	(42,578)	(26,811)
Proceeds from private equity investments	32	117
Purchases of property and equipment	(4,319)	(4,108)
Restricted cash pledged as security	(3,669)	(2,559)

Net cash used in investing activities	(50,365)	(22,395)

Financing activities:
Proceeds from exercise of stock options	31,842	15,046
Proceeds from employee stock purchase program	2,952	2,393
Withholding taxes related to restricted stock net share settlement	(6,035)	(2,220)
Repurchases of the Company’s common stock	(101,538)	(64,639)
Excess tax benefits from stock-based compensation	11,729	7,960
Principal payments on long-term debt	(2,944)	(1,515)

Net cash used in financing activities	(63,994)	(42,975)

Effect of foreign exchange rate changes on cash and cash equivalents	(2,748)	10,786

Net increase (decrease) in cash and cash equivalents	(3,698)	30,703
Cash and cash equivalents at beginning of period	292,529	254,400

Cash and cash equivalents at end of period	$288,831	$285,103

Supplemental disclosures:
Income taxes paid	$18,509	$13,305

Interest paid	$2,088	$1,810

See accompanying Notes to Condensed Consolidated Financial Statements

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared by TIBCO Software Inc. (“TIBCO,” the “Company,” “we” or “us”) in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in Consolidated Financial Statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) have been condensed or omitted in accordance with such rules and regulations. The condensed consolidated balance sheet data as of November 30, 2009 was derived from audited financial statements, but does not include all disclosures required by GAAP. In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of our financial position and our results of operations and cash flows. These Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and notes thereto included in our 2009 Annual Report on Form 10-K for the fiscal year ended November 30, 2009.

Our fiscal year ends on November 30th of each year. For purposes of presentation, we have indicated the third quarter of fiscal years 2010 and 2009 as ended on August 31, 2010 and August 31, 2009, respectively; whereas in fact, the third quarter of fiscal years 2010 and 2009 actually ended on August 29, 2010 and August 30, 2009, respectively. There were 91 days in the third quarter of both fiscal years 2010 and 2009.

The Condensed Consolidated Financial Statements include the accounts of us and our wholly-owned and majority-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. For majority-owned subsidiaries, we reflect the noncontrolling interest of the portion we do not own on our Condensed Consolidated Balance Sheets in Equity and our Condensed Consolidated Statements of Operations.

The results of operations for the three and nine months ended August 31, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending November 30, 2010, or any other future period, and we make no representations related thereto. Certain reclassifications have been made to the prior year consolidated financial statements to conform to the current year presentation.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Our significant accounting policies were described in Note 2 to our audited Consolidated Financial Statements included in our 2009 Annual Report on Form 10-K for the fiscal year ended November 30, 2009. Other than the adoption of the Financial Accounting Standards Board (“FASB”) guidance related to accounting for business combinations, there have been no significant changes in our accounting policies for the third quarter of fiscal year 2010.

Recent Accounting Pronouncements

In July 2010, the FASB issued a new accounting disclosure update, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. This update enhances the disclosure requirements about the credit quality and related allowance for credit losses of financing receivables. We will adopt this disclosure in our first quarter of fiscal year 2011. We do not expect the adoption of this disclosure guidance to have a material impact on our consolidated results of operations and financial condition.

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

In December 2007, the FASB issued a new accounting standard for noncontrolling interests in consolidated financial statements. The new standard establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. In addition, the guidance also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. In January 2010, the FASB issued Accounting Standards Update No. 2010-02, Consolidation: Accounting and Reporting for Decreases in Ownership of a Subsidiary - a Scope Clarification. This update clarifies the scope of the decrease in ownership provisions and also requires

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

expanded disclosures. We adopted these standards in the first quarter of fiscal year 2010 with retrospective application of the presentation and disclosure requirements. Noncontrolling interests of $0.7 million were reclassified to Equity in the Condensed Consolidated Balance Sheets as of November 30, 2009. Net income attributable to noncontrolling interests of $31,000 and $126,000 was reclassified from Net income to Net income attributable to TIBCO Software Inc. in the Condensed Consolidated Statements of Operations for the three and nine months ended August 31, 2009, respectively.

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

	Three Months Ended August 31,		Nine Months Ended August 31,
	2010	2009(1)	2010	2009(1)
Acquisition related and other expenses:
Transitional and other employee related costs	$(48)	$—	$293	$—
Professional services fees and other	954	—	2,247	—

Total acquisition related and other expenses	$906	$—	$2,540	$—

(1)	Prior to the adoption of new amended guidance for business combinations effective December 1, 2009, the majority of acquisition and other related expenses were capitalized.

3. BUSINESS COMBINATION

We acquired three companies during the nine months ended August 31, 2010. While we use our best estimates and assumptions as part of the purchase price allocation process to value assets acquired and liabilities assumed at the business combination date, our estimates and assumptions are subject to refinement. As a result, during the preliminary purchase price

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

allocation period, which may be up to one year from the business combination date, we record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. We record adjustments to assets acquired or liabilities assumed subsequent to the purchase price allocation period in our operating results in the period in which the adjustments were determined.

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

Kabira Technologies, Inc.

On April 20, 2010, we acquired Kabira Technologies, Inc. (“Kabira”), a private company incorporated in Delaware and a provider of high performance transaction processing software solutions for communications service providers globally. Kabira’s products and solutions support key infrastructure capabilities such as subscriber provisioning, value-based charging, and mobile payments. Its in-memory approach to supporting transactions complements our abilities in handling events and adds to our broader suite of in-memory infrastructure software products. We paid $3.9 million of cash to acquire all of the outstanding equity of Kabira. We have also incurred $0.1 million of acquisition related and other expenses associated with the acquisition.

The preliminary allocation of the purchase price for the Kabira acquisition, as of the date of the acquisition, is as follows (in thousands):

Cash	$931
Accounts receivable (approximate contractual value)	2,942
Deferred income tax assets, net	386
Other assets	1,763
Identifiable intangible assets	10,680
Goodwill	2,085
Liabilities	(14,917)

Total preliminary purchase price	$3,870

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

Netrics.com, Inc.

On March 8, 2010, we acquired Netrics.com, Inc. (“Netrics”), a private company incorporated in Delaware and a provider of data quality software and services. Netrics’ in-memory-based approach to pattern matching and detection complements our core integration and business optimization offerings and adds to our broader suite of in-memory infrastructure software products. We paid $10.5 million of cash to acquire all of the outstanding equity of Netrics. We have also incurred $0.4 million of acquisition related and other expenses associated with the acquisition.

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The preliminary allocation of the purchase price for the Netrics acquisition, as of the date of the acquisition, is as follows (in thousands):

Cash	$40
Accounts receivable (approximate contractual value)	78
Deferred income tax assets, net	631
Other assets	259
Identifiable intangible assets	6,400
Goodwill	3,873
Liabilities	(781)

Total preliminary purchase price	$10,500

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

Foresight Corporation

On December 31, 2009, we acquired Foresight Corporation (“Foresight”), a private company incorporated in Delaware and a leading provider of Electronic Data Interchange (“EDI”) productivity tools and transaction automation solutions. Foresight’s products connect partners and validate transactions, reducing administrative inefficiencies, and addressing mandates. Foresight also expands our expertise in the healthcare and EDI markets, where its ability to support and validate transactions across a range of standards complements our core business-to-business abilities. We paid $30.0 million of cash to acquire all of the outstanding equity of Foresight. We have also incurred $0.7 million of acquisition related and other expenses associated with the acquisition.

The preliminary allocation of the purchase price for the Foresight acquisition, as of the date of the acquisition, is as follows (in thousands):

Cash	$821
Accounts receivable (approximate contractual value)	593
Current assets	92
Identifiable intangible assets	16,700
Goodwill	22,851
Liabilities	(4,529)
Deferred income tax liabilities, net	(6,528)

Total preliminary purchase price	$30,000

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

DataSynapse, Inc.

On August 21, 2009, we acquired DataSynapse, Inc., a Delaware corporation (“DataSynapse”) and a provider of enterprise grid and cloud computing software. DataSynapse products provision and manage applications across physical, virtual and cloud-based environments. Customer benefits include improved utilization of data center resources, lower IT capital expenditures, reduced time to deployment of enterprise applications, and increased performance of mission-critical systems. The acquisition will complement TIBCO’s strategy and products for distributed software infrastructure and cloud computing. We paid $27.7 million of cash to acquire all of the outstanding shares of capital stock of DataSynapse. In connection with the acquisition, we have also incurred transaction costs of approximately $0.8 million. The total purchase price of DataSynapse, including transaction costs, was $28.5 million.

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Pro Forma Adjusted Summary

The results of Kabira, Netrics, Foresight and DataSynapse’s operations have been included in the Consolidated Financial Statements subsequent to the acquisition dates.

The following unaudited pro forma adjusted summary reflects TIBCO’s condensed results of operations for the three and nine months ended August 31, 2010 and 2009 assuming Kabira had been acquired at the beginning of the periods. The unaudited pro forma adjusted summary combines the historical results for TIBCO for those periods with the historical results for Kabira for the same periods. The following unaudited pro forma adjusted summary is not intended to be indicative of future results (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
	2010	2009	2010	2009
Pro forma adjusted total revenue	$184,476	$155,253	$523,862	$442,796

Pro forma adjusted net income attributable to TIBCO Software Inc.	$17,355	$13,407	$41,525	$22,893

Pro forma adjusted net income per share attributable to TIBCO Software Inc.:
Basic	$0.11	$0.08	$0.26	$0.13

Diluted	$0.10	$0.08	$0.24	$0.13

For pro forma adjusted summary purposes, the financial impacts of Netrics and Foresight were not included as they were not significant individually or in the aggregate.

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

4. INVESTMENTS

Marketable securities, which are classified as available-for-sale, are summarized below as of August 31, 2010 and November 30, 2009 (in thousands):

					Classified on Balance Sheet
	Purchased/	Gross	Gross		Cash
	Amortized	Unrealized	Unrealized	Aggregate	and Cash	Short-term
	Cost	Gains	Losses	Fair Value	Equivalents	Investments
As of August 31, 2010:
Money market funds	$97,168	$—	$—	$97,168	$97,168	$—
Mortgage-backed securities	201	51	—	252	—	252

	$97,369	$51	$—	$97,420	$97,168	$252

As of November 30, 2009:
Money market funds	$132,610	$—	$—	$132,610	$132,610	$—
Mortgage-backed securities	334	—	(27)	307	—	307

	$132,944	$—	$(27)	$132,917	$132,610	$307

Fixed income securities included in short-term investments above are summarized by their contractual maturities. Short-term investments with contract maturities of one to three years were $0.3 million as of each of August 31, 2010 and November 30, 2009. The maturities of mortgage-backed securities are primarily based upon assumed payment forecasts utilizing interest rate scenarios and mortgage loan characteristics. The unrealized losses on our investments were primarily due to changes in interest rates and market and credit conditions of the underlying securities.

The following table summarizes the net realized gains (losses) on short-term investments for the periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
	2010	2009	2010	2009
Realized gains	$12	$48	$66	$132
Realized losses	—	(1)	—	(354)

Net realized gains (losses)	$12	$47	$66	$(222)

We periodically assess whether significant facts and circumstances have arisen to indicate an adverse effect on the fair value of the underlying investment that might indicate material deterioration in our creditworthiness, whether there has been a change in our intent to sell the security, whether it is more likely than not we will be required to sell before recovery of our amortized cost basis and whether we expect to recover the entire amortized cost basis of the security resulting as a credit loss. During our quarter-end assessments, we determined an impairment was not considered necessary as of August 31, 2010. Depending on market conditions, we may record impairments on our investment portfolio in the future.

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

Fair value hierarchy of our cash equivalents, marketable securities and foreign currency contracts at fair value is as follows (in thousands):

		Fair Value Measurements
		at Reporting Date using
		Quoted Prices	Significant
		in Active	other
		Markets for	Observable
	August 31,	Identical Assets	Inputs
Description	2010	(Level 1)	(Level 2)
Assets:
Money market fund	$97,168	$97,168	$—
Mortgage-backed securities	252	—	252
Foreign currency forward contracts	3	—	3
Liabilities:
Foreign currency forward contracts	$420	$—	$420

During the three months ended August 31, 2010, there were no transfers to or from Levels 1 or 2.

Derivative Instruments

The U.S. dollar is our major transaction currency. We also transact business in approximately 20 foreign currencies worldwide, of which the most significant to our operations in the third quarter of fiscal year 2010 was the EURO. We enter into forward contracts with financial institutions to manage our currency exposure related to net assets and liabilities denominated in foreign currencies, and these forward contracts are generally settled monthly. Our forward contracts reduce, but do not eliminate, the impact of currency exchange rate movements. We do not enter into derivative financial instruments for trading purposes. Gains and losses on forward contracts are included in Other Income (Expense) in our Condensed Consolidated Statements of Operations.

We had eight outstanding forward contracts with a total notional amount of $67.5 million as of August 31, 2010, which are summarized as follows (in thousands):

	Notional	Notional	Fair Value
	Value	Value	Gain (Loss)
	Local Currency	USD	USD
Forward contracts sold:
EURO	37,000	$47,116	$(306)
Australian dollar	5,000	4,452	(66)
British pound	3,700	5,739	(22)
Brazilian real	1,800	1,020	(8)
Korean won	1,200,000	1,007	(11)
South African rand	44,200	5,996	3
Swiss franc	1,300	1,268	(3)
New Taiwan dollar	30,000	937	(4)

		$67,535	$(417)

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

	Derivatives not Designated
	as Hedging Instruments
	August 31,	November 30,
	2010	2009
Foreign currency forward contracts, fair value included in:
Other Current Assets	$3	$367
Accrued Liabilities	420	14

		Amount of Gain or (Loss) Recognized
		In Income on Derivative
		Three Months Ended		Nine Months Ended
Derivatives not Designated		August 31,		August 31,
as Hedging Instruments	Location	2010	2009	2010	2009
Foreign Currency Contracts	Other income/(exp.)	$(3,250)	$(1,426)	$11,552	$(9,809)

Currently, we do not have master netting agreements with our counterparties for our forward contracts. We mitigate the credit risk of these derivatives by transacting with highly rated counterparties. As of August 31, 2010, we have evaluated the credit and non-performance risks associated with our derivative counterparties, and we believe that the impact of the credit risk associated with our outstanding derivatives was insignificant.

6. ACCOUNTS RECEIVABLE

Trade accounts receivable are recorded at invoiced or to be invoiced amounts and do not bear interest. We perform ongoing credit evaluations of our customers’ financial condition and, generally, require no collateral from our customers. Allowances for doubtful accounts, returns and discounts were established based on various factors including credit profiles of our customers, contractual terms and conditions, historical payments, returns and discounts experience and current economic trends. We review our allowances monthly by assessing individual accounts receivable over a specific aging and amount, and all other balances on a pooled basis based on historical collection experience. Accounts receivable are written off on a case-by-case basis, net of any amounts that may be collected. On occasion, we enter into arrangements with customers where payment terms are considered to be extended. In these instances, we do not consider the fees related to the arrangement to be fixed or determinable until they become due and payable and are therefore recorded as accounts receivable and deferred revenue.

No customer accounted for more than 10% of total revenue for the three and nine months ended August 31, 2010 or 2009. One customer represented 11% of our net accounts receivable as of August 31, 2010 and no customer had a balance in excess of 10% as of November 30, 2009.

7. GOODWILL AND ACQUIRED INTANGIBLE ASSETS

The change in the carrying value of goodwill for the nine months ended August 31, 2010 is as follows (in thousands):

Balance as of November 30, 2009	$374,285
Goodwill recorded for the Foresight acquisition	22,851
Goodwill recorded for the Netrics acquisition	3,873
Goodwill recorded for the Kabira acquisition	2,085
Foreign currency translation	(12,688)

Balance as of August 31, 2010	$390,406

Certain of our intangible assets were recorded in foreign currencies, and therefore, the gross carrying amount and accumulated amortization are subject to foreign currency translation adjustments. The carrying values of our amortized acquired intangible assets as of August 31, 2010 and November 30, 2009 are as follows (in thousands):

	August 31, 2010			November 30, 2009
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Developed technologies	$117,238	$(79,654)	$37,584	$102,805	$(70,409)	$32,396
Customer base	46,459	(30,042)	16,417	44,193	(28,354)	15,839
Patents/core technologies	23,852	(15,996)	7,856	22,311	(13,768)	8,543
Trademarks	7,772	(5,867)	1,905	7,223	(5,612)	1,611
Non-compete agreements	1,580	(1,525)	55	1,480	(1,480)	—
Maintenance agreements	53,897	(26,451)	27,446	46,284	(21,613)	24,671

	$250,798	$(159,535)	$91,263	$224,296	$(141,236)	$83,060

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Amortization of developed technologies is recorded in cost of revenue, while the amortization of other acquired intangible assets is included in operating expenses. The following summarizes the amortization expense of acquired intangible assets for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
	2010	2009	2010	2009
Amortization of acquired intangible assets:
In cost of revenue	$3,911	$2,873	$11,445	$10,008
In operating expense	4,106	3,107	11,790	10,559

Total	$8,017	$5,980	$23,235	$20,567

8. ACCRUED RESTRUCTURING AND EXCESS FACILITIES COSTS

Fiscal 2010 Restructuring Plan

In order to achieve cost efficiencies and realign our resources and operations, our Board of Directors approved a restructuring plan initiated by management during the second quarter of fiscal 2010. As of August 31, 2010, the total estimated restructuring costs associated with the restructuring plan were approximately $7.2 million consisting primarily of employee severance expenses and abandoned facilities obligations. The restructuring costs will be included as restructuring expenses in our consolidated statements of operations as they are recognized. We recorded $0.6 million and $6.8 million of restructuring expenses in connection with the restructuring plan during the three and nine months ended August 31, 2010, respectively, and expect to incur the majority of the estimated $0.4 million of remaining expenses pursuant to the restructuring plan through fiscal year 2011. Any changes to the estimates in executing the restructuring plan will be reflected in our future results of operations.

The following is a summary of activities in accrued restructuring and excess facilities costs for the nine months ended August 31, 2010 (in thousands):

	Accrued Excess Facilities				Accrued Severance and Other
	Headquarter	Acquisition			Acquisition
	Facilities	Integration	Restructuring	Subtotal	Integration	Restructuring	Subtotal	Total
As of November 30, 2009	$5,811	$400	$—	$6,211	$720	$—	$720	$6,931
Restructuring charge	—	—	1,748	1,748	—	4,981	4,981	6,729
Acquisition integration costs	—	—	—	—	103	—	103	103
Cash utilized	(4,487)	(281)	(618)	(5,386)	(765)	(2,872)	(3,637)	(9,023)

As of August 31, 2010	$1,324	$119	$1,130	$2,573	$58	$2,109	$2,167	$4,740

The remaining accrued excess facilities costs represent the estimated loss on abandoned excess facilities, net of estimated sublease income, which is expected to be paid over the next two years. As of August 31, 2010, $0.7 million of the $4.7 million accrued restructuring and excess facilities costs were classified as long-term liabilities.

9. LONG-TERM DEBT AND LINE OF CREDIT

Mortgage Note Payable

In connection with the purchase of our corporate headquarters in June 2003, we recorded a $54.0 million mortgage note payable to a financial institution collateralized by the commercial real property acquired. The balance on the mortgage note payable was $40.9 million and $42.5 million as of August 31, 2010 and November 30, 2009, respectively. Our mortgage note payable has a fair value that is not materially different from its carrying amount.

The mortgage note payable carries a 20-year amortization, and in the second quarter of fiscal year 2007, we amended the mortgage note payable such that it now carries a fixed annual interest rate of 5.50%. The $34.4 million principal balance that will be remaining at the end of the 10-year term will be due as a final lump sum payment on July 1, 2013. Under the currently applicable terms of the mortgage note agreements, we are prohibited from acquiring another company without prior consent from the lender unless we maintain at least $50.0 million of cash or cash equivalents and meet other non-financial terms as defined in the agreements. In addition, we are subject to certain non-financial covenants as defined in the agreements. As of August 31, 2010, we were in compliance with all covenants.

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Lines of Credit

In November 2009, we entered into a $150.0 million unsecured revolving credit facility (the “Credit Agreement”) that matures in November 2012. The revolving credit facility is available for cash borrowings up to $150.0 million, with a sublimit for the issuance of standby letters of credit in a face amount up to $25.0 million and swing line loans up to $10.0 million. As of August 31, 2010, no borrowings were outstanding under the Credit Agreement and a $4.5 million irrevocable letter of credit was outstanding, leaving $145.5 million of available credit for cash borrowings, of which $20.5 million is available for additional letters of credit. Revolving loans accrue interest at a per annum rate based on either (i) the base rate plus a margin ranging from 2.25% to 3.00%, depending on TIBCO’s consolidated leverage ratio or (ii) the LIBOR rate plus a margin ranging from 3.25% to 4.00%, depending on TIBCO’s consolidated leverage ratio, for various interest periods. The base rate is defined as the highest of (i) the administrative agent’s prime rate (ii) the federal funds rate plus a margin equal to 0.50%, and (iii) except during a period when LIBOR rates are unavailable, the LIBOR rate for a one month interest period plus a margin equal to 1.00%. Swing line loans accrue interest at a per annum rate based on the base rate plus a margin ranging from 2.25% to 3.00%. A commitment fee is applied to the un-borrowed amount at a per annum rate ranging from 0.50% to 0.75%. A $2.3 million loan origination fee and issuance costs incurred upon consummation of the Credit Agreement will be amortized through interest expense over a period of three years. Other customary fees and letter of credit fees may be charged as they are incurred. All fees would be recognized over the life of the facility as an adjustment of interest expense. Under certain circumstances, a default interest rate will apply on all obligations during the existence of an event of default under the Credit Agreement at a per annum rate equal to 2.00% above the applicable interest rate. In order to make acquisitions under the Credit Agreement, the Credit Agreement requires, among other things, immediately after giving a pro forma effect to any such acquisition we maintain $120.0 million of total unrestricted cash, cash equivalents, certain short-term investments and total available borrowings, of which $80.0 million must be held by a financial institution with the account residing in the United States. Under this Credit Agreement, we must maintain a minimum consolidated interest coverage ratio of 3.5:1.0 and a maximum consolidated leverage ratio of 2.5:1.0 in addition to other customary affirmative and negative covenants. As of August 31, 2010, we were in compliance with all covenants of this facility.

We also have a $20.0 million revolving line of credit that matures on June 17, 2011. The revolving line of credit is available for cash borrowings and for the issuance of letters of credit up to $20.0 million. As of August 31, 2010, no borrowings were outstanding under the facility and two irrevocable letters of credit in the amounts of $13.0 million and approximately $1.0 million were outstanding, leaving approximately $6.0 million of available credit for additional letters of credit or cash borrowings. The $13.0 million irrevocable letter of credit outstanding was issued in connection with the mortgage note payable. The letter of credit automatically renews for successive one-year periods, until the mortgage note payable has been satisfied in full. The approximately $1.0 million irrevocable letter of credit outstanding was issued in connection with a sales transaction denominated in foreign currency and will remain outstanding until July 2012. The line of credit, as amended, contains financial covenants identical to those of the Credit Agreement, as well as other customary affirmative and negative covenants. As of August 31, 2010, we were in compliance with all covenants under the revolving line of credit.

10. COMMITMENTS AND CONTINGENCIES

Letters of Credit and Bank Guarantees

In connection with the mortgage note payable described in Note 9 above, we entered into an irrevocable letter of credit in the amount of $13.0 million; additionally, in connection with a sale transaction denominated in foreign currency we entered into an irrevocable letter of credit in the amount of approximately $1.0 million; see Note 9 for further details. The letter of credit is collateralized by the $20.0 million revolving line of credit described above in Note 9 and automatically renews for successive one-year periods until the mortgage note payable has been satisfied in full. As of August 31, 2010, we were in compliance with all covenants under the revolving line of credit.

In connection with a facility lease, we have an irrevocable letter of credit outstanding under the Credit Agreement in the amount of $4.5 million. The letter of credit automatically renews annually for the duration of the lease term, which expires in December 2010. As of August 31, 2010, we were in compliance with all covenants under the Credit Agreement as described in Note 9.

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

As of August 31, 2010, in connection with bank guarantees issued by some of our international subsidiaries, we had $8.4 million of restricted cash which is included in Other Assets on our Condensed Consolidated Balance Sheets.

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

Operating Commitments

At various locations worldwide, we lease office space and equipment under non-cancelable operating leases with various expiration dates through April 2019. Rental expense was $2.6 million and $2.4 million for the three month periods ended August 31, 2010 and 2009, respectively, and $8.0 million and $7.0 million for the nine month periods ended August 31, 2010 and 2009, respectively.

As of August 31, 2010, contractual commitments associated with indebtedness, lease obligations and restructuring were as follows (in thousands):

		Remainder
	Total	of 2010	2011	2012	2013	2014	Thereafter
Operating commitments:
Debt principal	$40,925	$548	$2,269	$2,397	$35,711	$—	$—
Debt interest	6,043	560	2,164	2,036	1,283	—	—
Operating leases	30,446	2,356	10,640	6,757	4,883	3,296	2,514

Total operating commitments	77,414	3,464	15,073	11,190	41,877	3,296	2,514

Restructuring-related commitments:
Gross lease obligations	3,529	1,415	1,344	665	105	—	—
Committed sublease income	(1,818)	(776)	(609)	(366)	(67)	—	—

Net restructuring-related commitment	1,711	639	735	299	38	—	—

Total commitments	$79,125	$4,103	$15,808	$11,489	$41,915	$3,296	$2,514

Future minimum lease payments under restructured non-cancelable operating leases are included in Accrued Excess Facilities Costs on our Condensed Consolidated Balance Sheets.

The above commitment table does not include approximately $14.9 million of long-term income tax liabilities recorded in accounting for uncertainty in income taxes due to the fact that we are unable to reasonably estimate the timing of these potential future payments.

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

Proginet Merger Litigation

On June 28, 2010, a putative shareholder class action suit was filed by individual stockholders in the Supreme Court of the State of New York, Nassau County, against Proginet (which we acquired on September 15, 2010), certain of its officers and directors, us and our subsidiary created for the purpose of effectuating the acquisition of Proginet. The case is styled as Schecter et al. v. Weil et al., Index No. 600441-2010. The complaint generally alleges that the individual defendants breached their fiduciary duties by failing to maximize shareholder value in negotiating and approving the merger agreement, and that Proginet and we aided and abetted those alleged breaches of fiduciary duties. The complaint seeks, among other relief, class certification, certain forms of injunctive relief, including enjoining the proposed merger, and unspecified damages. Proginet and the other defendants have not yet responded to the complaint.

On August 6, 2010, we, Proginet and the other defendants in this action entered into a memorandum of understanding with the plaintiffs providing for the settlement and dismissal with prejudice of this action, subject to customary conditions, including completion of appropriate settlement documentation, confirmatory discovery, consummation of the merger and all necessary court approvals. Although we and Proginet believe that the action is without merit, we and Proginet entered into the memorandum of understanding to avoid the risk of delaying the merger and to minimize the expense of defending the action. The settlement and dismissal with prejudice, if completed and approved by the court, will resolve all of the claims that were or could have been brought in the action, including all claims relating to the merger (other than claims for appraisal under Section 262 of Delaware law). In connection with the settlement and dismissal with prejudice, Proginet has agreed, subject to court approval, that it will pay plaintiffs’ counsel the amount of up to $200,000 for its fees and expenses in the action.

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

JuxtaComm v. TIBCO, et al.

On January 21, 2010, JuxtaComm-Texas Software, LLC (“JuxtaComm”) filed a complaint for patent infringement against us and other defendants in the United States District Court for the Eastern District of Texas, Case No. 6:10-CV- 00011-LED. On April 22, 2010, JuxtaComm filed an amended complaint in which it alleges that TIBCO ActiveMatrix Business Works™, TIBCO iProcess™ Suite, TIBCO Business Studio™ and TIBCO ActiveMatrix® Service Bus infringe U.S. Patent No. 6,195,662.

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

B.I. Systems LLC v. TIBCO, et al.

On August 11, 2010, B.I. Systems LLC (“B.I. Systems”) filed a complaint for patent infringement against us and other defendants in the United States District Court for the Eastern District of Texas, Case No. 6:10-CV-416. The complaint alleges that TIBCO products, “including, but not limited to” TIBCO Spotfire® Web Player, infringe U.S. Patent No. 5,894,311.

B.I. Systems seeks injunctive relief and unspecified damages. The Court has not yet set a schedule for the case. We intend to defend the action vigorously. While we believe that we have valid defenses to B.I. Systems’ claims, litigation is inherently unpredictable and we cannot make any predictions as to the outcome of this litigation. It is possible that our business, financial position, or results of operations could be negatively affected by an unfavorable resolution of this action.

12. STOCK BENEFIT PLANS AND STOCK-BASED COMPENSATION

Stock Benefit Plans

2008 Equity Incentive Plan (the “2008 Plan”). As of August 31, 2010, there were 11.1 million shares available for grant and approximately 2.9 million shares underlying stock options outstanding under the 2008 Plan. During the nine months ended August 31, 2010, certain of our employees, including our Chief Executive Officer, Chief Financial Officer and other named executive officers, received performance-based restricted stock units (“PRSU”). These PRSU are subject to the terms and conditions set forth in the PRSU Agreement and granted under our 2008 Plan as recently amended and restated. As of August 31, 2010, approximately 4.1 million PRSU were outstanding.

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

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

1996 Stock Option Plan (the “1996 Plan”). As of August 31, 2010, there were no shares available for grant and approximately 23.5 million shares underlying stock options outstanding under the 1996 Plan.

As of August 31, 2010, there were 4.1 million shares of restricted stock and 1.7 million shares underlying restricted stock units outstanding under the 2008 Plan and 1996 Plan, combined.

Insightful Corporation Amended and Restated 2001 Stock Option and Incentive Plan (the “Insightful Plan”). As of August 31, 2010, there were no shares available for grant and approximately 0.1 million shares underlying stock options outstanding under the Insightful Plan.

1998 Director Option Plan (the “Director Plan”). As of August 31, 2010, there were no shares available for grant and approximately 1.1 million shares underlying stock options outstanding under the Director Plan.

Talarian Stock Option Plans (the “Talarian Plans”). As of August 31, 2010, there were no shares available for grant and approximately 11,000 shares underlying stock options outstanding under the Talarian Plans.

2008 Employee Stock Purchase Plan (the “2008 ESPP”). We issued approximately 0.4 million shares under the 2008 ESPP, representing approximately $3.0 million in employee contributions, for the nine months ended August 31, 2010. As of August 31, 2010, approximately 9.1 million shares of our common stock were available for issuance under the 2008 ESPP.

2009 Deferred Compensation Plan (the “2009 DCP”). As of August 31, 2010, there were approximately 989,000 shares of our common stock available for issuance under the 2009 DCP.

Stock Options Activities

The summary of stock option activity for the nine months ended August 31, 2010 is presented below (in thousands, except per share and term data):

	Number of		Weighted-
	Shares	Weighted-	Average
	Underlying	Average	Remaining	Aggregate
	Stock	Exercise	Contractual	Intrinsic
Stock Options	Options	Price	Term (years)	Value
Outstanding at November 30, 2009	31,641	$8.52	3.86	$34,997

Granted	976	11.54
Exercised	(4,357)	7.29
Forfeited or expired	(675)	19.80

Outstanding at August 31, 2010	27,585	$8.54	3.23	$159,441

Vested and expected to vest at August 31, 2010	26,968	$8.53	3.17	$156,175

Exercisable at August 31, 2010	23,556	$8.53	2.87	$136,661

The intrinsic value of exercised stock options is calculated based on the difference between the exercise price and the quoted closing market price of our common stock as of the exercise date. The total intrinsic value of stock options exercised in the nine months ended August 31, 2010 and 2009 was $19.3 million and $6.6 million, respectively. Upon the exercise of stock options, we issue common stock from our authorized shares. As of August 31, 2010, total unamortized stock-based compensation cost related to unvested stock options was $10.7 million, with a weighted-average recognition period of 2.29 years.

The total realized tax benefits attributable to stock options exercised and vesting of stock awards were $18.5 million and $12.0 million for the nine months ended August 31, 2010 and 2009, respectively.

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Stock Awards Activities

Our nonvested stock awards are comprised of restricted stock, restricted stock units and performance-based restricted stock units. A summary of the status of nonvested stock awards as of August 31, 2010, and activities during the nine months ended August 31, 2010, is presented as follows (in thousands, except per share data):

			Performance- based	Total Number of Shares	Weighted- Average
		Restricted	Restricted	Underlying	Grant Date
	Restricted	Stock	Stock	Stock	Fair
Nonvested Stock Awards	Stock	Units	Units	Awards	Value
Nonvested at November 30, 2009	4,081	1,802	—	5,883	$7.41
Granted	1,550	445	4,092	6,087	10.74
Vested	(1,412)	(463)	—	(1,875)	8.42
Forfeited	(102)	(62)	—	(164)	8.03

Nonvested at August 31, 2010	4,117	1,722	4,092	9,931	$9.25

We granted approximately 2.0 million shares of nonvested stock awards at no cost to recipients during the nine months ended August 31, 2010. As of August 31, 2010, there was $36.4 million of total unrecognized compensation cost related to nonvested stock awards. That cost is expected to be recognized generally on a straight-line basis as the shares vest over three to four years (the weighted-average recognition period is 2.56 years). The total fair value of shares vested pursuant to stock awards during the nine months ended August 31, 2010 is $15.8 million.

We granted approximately 4.1 million PRSU during the nine months ended August 31, 2010. As of August 31, 2010, there was $35.2 million of total unrecognized compensation cost related to PRSU. That cost is expected to be recognized using the graded vesting attribution method over the requisite service period of four to six years (the weighted-average recognition period is approximately 4.92 years as of August 31, 2010).

Stock-Based Compensation

Stock-based compensation cost for the three months ended August 31, 2010 and 2009 was $8.9 million and $6.0 million, respectively. Stock-based compensation cost for the nine months ended August 31, 2010 and 2009 was $23.1 million and $17.2 million, respectively. The stock-based compensation cost primarily relates to expenses recognized from nonvested stock awards and employee stock options. The deferred tax benefit on stock-based compensation expenses for the three months ended August 31, 2010 and 2009 was $2.9 million and $1.8 million, respectively. The deferred tax benefit on stock-based compensation expenses for the nine months ended August 31, 2010 and 2009 was $7.7 million and $5.0 million, respectively.

We recognize the fair value of service-based stock awards generally on a straight-line basis over the requisite service period of three to four years, net of estimated forfeitures. Employee stock-based compensation cost related to grants of service-based stock awards for the three months ended August 31, 2010 and 2009 was approximately $4.6 million and $3.5 million, respectively. Employee stock-based compensation cost related to grants of service-based stock awards for the nine months ended August 31, 2010 and 2009 was approximately $12.6 million and $8.8 million, respectively.

We recognize the fair value of employee stock options on a straight-line basis over the requisite service period of three to four years, net of estimated forfeitures. Employee stock-based compensation cost related to employee stock options for the three months ended August 31, 2010 and 2009 was approximately $2.3 million and $2.2 million, respectively. Employee stock-based compensation cost related to employee stock options for the nine months ended August 31, 2010 and 2009 was approximately $6.7 million and $7.6 million, respectively.

We recognize compensation cost related to the performance-based restricted stock units, net of estimated forfeitures, over the requisite service period of four to six years, using the graded vesting attribution method. Compensation cost related to performance-based restricted stock units for the three and nine months ended August 31, 2010 was $1.8 million and $3.1 million, respectively.

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

We recognize the stock-based compensation costs for PRSU when we believe it is probable that we will achieve the performance criteria as defined in the PRSU agreement. We then estimate the most probable period in which the performance criteria will be met, if at all. Under the terms of the PRSU, 20% of the PRSU will be forfeited if, in the fiscal year following achievement of the applicable performance goals, our non-GAAP EPS falls by 10% or more as compared to the non-GAAP EPS achieved for the year that the performance goals were achieved. Therefore, we also assess the probability of this forfeiture when analyzing our stock-based compensation costs for PRSU. On a quarterly basis management calculates, based on these estimates, the appropriate compensation expense over the requisite service period by using the graded vesting attribution method and then book an adjustment to compensation cost in that reporting period. As of August 31, 2010, management estimates that it is probable that the performance criteria will be met in first quarter of 2013 and it is not probable that 20% of the PRSU’s will be forfeited prior to vesting.

We recognized stock-based compensation costs associated with our employee stock purchase programs on a straight-line basis over each six-month offering period. Employee stock-based compensation associated with our employee stock purchase programs for the nine months ended August 31, 2010 and 2009 was approximately $0.7 million for each period.

Assumptions for Estimating Fair Value of Stock-Based Awards

We selected the Black-Scholes option pricing model as the most appropriate model for determining the estimated fair value for stock-based awards. The following table summarizes the assumptions used to value stock options granted in the respective periods:

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
	2010	2009	2010	2009
Stock Option Grants:
Expected term of stock options (years)	4.8	4.7	4.8 - 5.1	4.7 - 5.1
Risk-free interest rate	1.70%	2.60%	1.70 - 2.40%	1.70 - 2.60%
Expected volatility	44%	51%	42 - 44%	51 - 56%
Weighted-average grant date fair value (per share)	$5.20	$3.70	$4.64	$3.36
ESPP:
Expected term of ESPP (years)	0.5	0.5	0.5	0.5
Risk-free interest rate	0.20%	0.30%	0.20%	0.30 - 0.40%
Expected volatility	39%	51%	35 - 39%	51 - 71%
Weighted-average grant date fair value (per share)	$3.63	$2.41	$2.87	$2.12

13. COMPREHENSIVE INCOME (LOSS)

Our comprehensive income (loss) includes net income and other comprehensive income (loss), which consists of unrealized gains and losses on available-for-sale securities and cumulative translation adjustments. A summary of the comprehensive income (loss) for the periods indicated is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
	2010	2009	2010	2009
Net income	$17,464	$14,897	$40,835	$30,695
Cumulative translation adjustment	13,716	10,361	(13,082)	25,680
Unrealized gain (loss) on available-for-sale securities	45	(29)	78	(45)

Comprehensive income	31,225	25,229	27,831	56,330
Less: Comprehensive income attributable to noncontrolling interest	144	51	261	252

Comprehensive income attributable to TIBCO Software Inc.	$31,081	$25,178	$27,570	$56,078

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The following table summarizes the allocation of comprehensive income (loss) between stockholders of TIBCO Software Inc. and the noncontrolling interest (in thousands):

	Three Months Ended			Nine Months Ended
	August 31, 2010			August 31, 2010
	Stockholders			Stockholders
	of TIBCO			of TIBCO
	Software	Noncontrolling		Software	Noncontrolling
	Inc.	Interest	Total	Inc.	Interest	Total
Net income	$17,355	$109	$17,464	$40,594	$241	$40,835
Cumulative translation adjustment	13,681	35	13,716	(13,102)	20	(13,082)
Unrealized gain on available-for-sale securities	45	—	45	78	—	78

Comprehensive income	$31,081	$144	$31,225	$27,570	$261	$27,831

The balances of each component of accumulated other comprehensive income (loss), net of taxes, as of August 31, 2010 and November 30, 2009, consist of the following (in thousands):

	Unrealized Gain		Accumulated
	(Loss) in	Foreign	Other
	Available-for-Sale	Currency	Comprehensive
	Securities	Translation	Income (Loss)
Balance as of November 30, 2009	$(26)	$(16,387)	$(16,413)
Net change during nine month period	78	(13,102)	(13,024)

Balance as of August 31, 2010	$52	$(29,489)	$(29,437)

14. NONCONTROLLING INTEREST

In the first quarter of fiscal year 2007, we established a joint venture in South Africa, TS Innovations Limited (“Innovations”), with a local South Africa corporation, to assist with our sales efforts as well as to provide consulting services and training to our customers in the Sub-Saharan Africa region. As of August 31, 2010 and November 30, 2009, Innovations had total assets of $5.6 million and $3.2 million, respectively. For the nine months ended August 31, 2010 and 2009, Innovations had total revenues of $9.6 million and $4.0 million, respectively. As of August 31, 2010, we owned a 74.9% interest in the joint venture. Because of our majority interest in Innovations, our Condensed Consolidated Financial Statements include the balance sheets, results of operations and cash flows of Innovations, net of intercompany charges. We accordingly eliminated 25.1% of the financial results that pertain to the noncontrolling interest of Innovations; the eliminated amounts were reported in separate lines in our Condensed Consolidated Statements of Operations and Balance Sheets.

The following table provides a reconciliation of the beginning and the ending carrying amounts of equity attributable to noncontrolling interest (in thousands):

Balance as of November 30, 2009	$732
Net income	241
Cumulative translation adjustment	20

Balance as of August 31, 2010	$993

15. PROVISION FOR INCOME TAXES

        The effective tax rate of 30.1% for the three months ended August 31, 2010 differs from the statutory rate of 35.0% primarily due to the benefits resulting from the reorganization of certain foreign entities, lower foreign taxes and research and development credits which were partially offset by the impact of certain stock compensation charges and state income taxes. The effective tax rate of 27.4% for the three months ended August 31, 2009 differs from the statutory rate of 35.0% primarily due to the benefits resulting from the reorganization of certain foreign entities, lower foreign taxes and research and development credits which were partially offset by the impact of certain stock compensation charges and state income taxes.

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The expiration of a statute of limitations in the United Kingdom resulted in a favorable tax effect of $2.3 million which has been recorded as a discrete item in the second quarter of fiscal year 2010.

There have been several international tax provisions recently enacted which could impact our effective tax rate and we are in the process of evaluating this impact. In addition, there are several proposals to extend legislation that has recently expired and whether or not these provisions are extended could have a significant impact on our effective tax rate.

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

During the third quarter of fiscal year 2010, the amount of gross unrecognized tax benefits was increased by approximately $0.7 million. During the second quarter of fiscal year 2010, the amount of gross unrecognized tax benefits was decreased by approximately $2.9 million due to the expiration of a statute of limitations in the United Kingdom. The total amount of gross unrecognized tax benefits was $36.5 million as of August 31, 2010, of which $13.9 million would affect the effective tax rate if realized. We do not expect any significant changes to the amount of unrecognized tax benefit within the next twelve months.

Upon adoption of the accounting for uncertainty in income taxes, we have elected to include interest expense and penalties accrued on unrecognized tax benefits as a component of our income tax expense. This is consistent with our policy prior to the adoption of the accounting for uncertainty in income taxes. As of November 30, 2009, we had accrued $1.4 million for interest and penalties. During the second quarter of fiscal year 2010, we decreased the amount of accrued interest by $0.6 million due to the expiration of a statute of limitations in the United Kingdom. There was no material change to the amount of accrued interest and penalties during the third quarter of fiscal year 2010.

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

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

As part of the process of preparing our Condensed Consolidated Financial Statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our current tax exposure under the most recent tax laws and assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. The temporary differences mostly relate to stock based compensation charges, amortization of intangible assets, fixed assets depreciation, deferred revenue recognition and other items. We estimate these temporary differences on a quarterly basis which result in movements in deferred tax assets and liabilities, which are included in our Condensed Consolidated Balance Sheets.

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

16. NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share for the periods indicated (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
	2010	2009	2010	2009
Net income attributable to TIBCO Software Inc.	$17,355	$14,866	$40,594	$30,569

Weighted-average shares of common stock used to compute basic net income per share (excluding unvested restricted stock)	160,238	168,036	161,274	170,318
Effect of dilutive common stock equivalents:
Stock options to purchase common stock	9,142	3,108	7,101	1,608
Restricted common stock awards	1,812	1,050	1,930	547

Weighted-average shares of common stock used to compute diluted net income per share	171,192	172,194	170,305	172,473

Net income per share attributable to TIBCO Software Inc.:
Basic	$0.11	$0.09	$0.25	$0.18

Diluted	$0.10	$0.09	$0.24	$0.18

The following potential common stock equivalents are not included in the diluted net income per share calculation above because their effect was anti-dilutive for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
	2010	2009	2010	2009
Stock options to purchase common stock	1,897	19,776	5,886	27,731
Restricted common stock awards	75	589	101	1,732

Total anti-diluted common stock equivalents	1,972	20,365	5,987	29,463

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

During the nine months ended August 31, 2010, we granted PRSU that contains performance metrics based on the attainment and maintenance of specified non-GAAP EPS goals. If the performance criteria are achieved, these PRSU will be considered outstanding for the purpose of computing diluted EPS if the effect is dilutive. Please see Note 12 for additional details. As of August 31, 2010, 4.1 million shares of PRSU were outstanding. The dilutive impact of these awards will be deferred until the first quarter of fiscal year 2013, at the earliest, when and if the performance criteria of the awards have been met.

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

17. SEGMENT INFORMATION

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

Our revenue by geographic region, Americas; Europe, the Middle East and Africa (“EMEA”); and Asia Pacific and Japan (“APJ”), based on the location at which each sale originates, is summarized as follows (in thousands):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2010	2009	2010	2009
Americas:
United States	$93,040	$70,591	$245,174	$202,150
Other Americas	10,276	11,611	27,117	25,170

Total Americas	103,316	82,202	272,291	227,320

EMEA:
United Kingdom	19,179	13,555	54,272	41,694
Other EMEA	44,129	43,249	133,530	123,339

Total EMEA	63,308	56,804	187,802	165,033

APJ	17,852	11,246	52,697	33,465

	$184,476	$150,252	$512,790	$425,818

Our property and equipment by major country are summarized as follows (in thousands):

	August 31, 2010	November 30, 2009
Property and equipment, net:
United States	$84,918	$90,254
United Kingdom	1,791	2,224
Other	2,536	2,153

	$89,245	$94,631

18. STOCK REPURCHASE PROGRAMS

In April 2010, our Board of Directors approved a new stock repurchase program pursuant to which we may repurchase up to $300.0 million of our outstanding common stock from time to time in the open market or through privately negotiated transactions. As of August 31, 2010, the remaining authorized amount available for repurchases under the April 2010 stock repurchase program was approximately $261.6 million.

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

All repurchased shares of common stock have been retired. The following table summarizes the activities under our stock repurchase programs for the periods indicated (in thousands, except per share data):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2010	2009	2010	2009
Cash used for repurchases	$34,056	$49,847	$101,538	$64,639

Shares repurchased	2,736	6,293	9,324	8,601

Average price per share	$12.45	$7.92	$10.89	$7.52

In connection with the repurchase activities during the nine months ended August 31, 2010, we classified $57.1 million of the excess purchase price over the par value of our common stock to retained earnings and $44.4 million to additional paid-in capital. From September 1, 2010 up to October 5, 2010, we have repurchased approximately 4.2 million shares of our outstanding common stock at an average price of $18.09 per share pursuant to the April 2010 stock repurchase program. In addition, from September 1, 2010 up to October 5, 2010, employees exercised approximately 3.9 million options which generated approximately $38.5 million in proceeds to the company.

19. SUBSEQUENT EVENTS

Acquisition of Proginet Corporation

On September 15, 2010, we acquired Proginet Corporation (“Proginet”), a public company incorporated in Delaware. Proginet is a provider of managed file transfer solutions. We paid $21.6 million in cash to acquire all of the outstanding shares of capital stock of Proginet. We have also incurred transaction costs associated with the acquisition. Management is currently evaluating the purchase price allocation for this transaction. Also see Note 11 to our Condensed Consolidated Financial Statements for a discussion of the Proginet Merger Litigation.

Acquisition of OpenSpirit Corporation

On September 22, 2010, we acquired OpenSpirit Corporation (“OpenSpirit”), a private company incorporated in Delaware. OpenSpirit is a leading independent provider of data and application integration solutions for the exploration and production segment of the global oil and gas market. We paid $18.4 million in cash to acquire all of the outstanding shares of capital stock of OpenSpirit. We have also incurred transaction costs associated with the acquisition. Management is currently evaluating the purchase price allocation for this transaction.

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

Our revenue is generally derived from a diverse customer base. No single customer represented greater than 10% of total revenue for the first nine months of fiscal year 2010. As of August 31, 2010, one customer represented 11% of our net accounts receivable. We establish allowances for doubtful accounts based on our evaluation of collectability and an allowance for returns and discounts based on specifically identified credits and historical experience.

For the third quarter of fiscal year 2010, we recorded total revenue of $184.5 million, an increase of 23% from the third quarter of fiscal year 2009. License revenue was $70.6 million, an increase of 23% from the previous year. Service and maintenance revenue was $113.9 million, an increase of 22% from the previous year. In addition, we generated cash flow from operations of $31.9 million in the third quarter of fiscal year 2010. Diluted earnings per share was $0.10 in the third quarter of fiscal year 2010 as compared to $0.09 for the third quarter of fiscal year 2009. We ended the quarter with $289.1 million in cash, cash equivalents and short-term investments.

We currently intend to grow our business by pursuing key initiatives to: broaden our product platform through internal development and acquisitions; increase our sales capacity by expanding our direct sales organization and developing our channel partnerships; expand our product offerings to new vertical markets; and employ marketing programs to increase awareness of us and our products among existing and prospective customers. Whether or not we are successful depends on our ability to: appropriately manage our expenses as we grow our organization; identify or acquire companies or assets at attractive valuations; enter into beneficial channel relationships; develop products for new vertical markets; and successfully execute our marketing strategies.

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

Business Combination

In the first quarter of fiscal year 2010, we adopted the new accounting standard related to business combinations. Under the new accounting standard, accounting for deferred tax asset valuation allowances, integration costs and uncertain tax position liabilities and costs incurred to effect an acquisition generally results in the recording of expense to our operations as these costs are incurred. This contrasts with how we accounted for these items in prior periods according to the previous accounting standard and related guidance, which generally required that these items be included as a part of the purchase price allocation for the business combination and generally did not impact our results of operations. As a result of the adoption of the new standard, we expect that we will record additional restructuring, income tax and acquisition related and other expenses for any prospective acquisitions that we consummate in our results of operations. The amount, timing and frequency of such expenses are difficult to predict and could materially affect our results of operations and financial position.

Stock-Based Compensation

In the first quarter of fiscal year 2010, we granted our section 16 officers PRSUs and, in the second quarter of fiscal year 2010, we granted certain non-section 16 employees PRSUs. We recognize the stock-based compensation expense for our PRSU based on the probability of achieving certain performance criteria, as defined in the PRSU agreement. We then estimate the most probable period in which the performance criteria will be met, if at all. Under the terms of the PRSU, 20% of the PRSU will be forfeited if, in the fiscal year following achievement of the applicable performance goals, our non-GAAP EPS falls by 10% or more as compared to the non-GAAP EPS achieved for the year that the performance goals were achieved. Therefore, we also assess the probability of this forfeiture when analyzing our stock-based compensation costs for the PRSU. On a quarterly basis management calculates, based on these estimates, the appropriate compensation cost over the requisite service period using the graded vesting attribution method and then book an adjustment to compensation expense in that reporting period. Due to the long-term nature of the performance goals, assessing the probability of achieving these goals is a highly subjective process that requires judgment. A deferred tax asset is recorded over the vesting period as stock compensation cost is recorded. Our ability to realize the deferred tax asset is ultimately based on the actual value of the stock-based awards upon exercise or release of the restricted stock unit. If the actual value is lower than the fair value determined on the date of grant, it would result in an increase to our income tax expense for the portion of the deferred tax asset that cannot be realized. This could have a material adverse effect on our financial results.

Recent Accounting Pronouncements

Recent accounting pronouncements are detailed in Note 2 to our Condensed Consolidated Financial Statements.

Results of Operations

For purposes of presentation, we have indicated the third quarter of fiscal years 2010 and 2009 as ended on August 31, 2010 and 2009; whereas in fact, the third quarter of fiscal years 2010 and 2009 actually ended on August 29, 2010 and August 30, 2009, respectively. There were 91 days in the third quarter of both fiscal years 2010 and 2009. All amounts presented in the tables in the following sections on our Results of Operations are stated in thousands of dollars, except for percentages and unless otherwise stated.

The following table sets forth the components of our Results of Operations as percentages of total revenue for the periods indicated:

	Three Months Ended August 31,		Nine Months Ended August 31,
	2010	2009	2010	2009
Revenue:
License	38%	38%	36%	36%
Service and maintenance	62	62	64	64

Total revenue	100	100	100	100

Cost of revenue:
License	5	4	5	5
Service and maintenance	22	21	22	22

Total cost of revenue	27	25	27	27

Gross profit	73	75	73	73
Operating expenses:
Research and development	17	18	17	18
Sales and marketing	32	34	33	34
General and administrative	7	7	7	8
Amortization of acquired intangible assets	2	2	2	2
Acquisition related and other	1	—	1	—
Restructuring charges	—	—	1	—

Total operating expenses	59	61	61	62

Income from operations	14	14	12	11
Interest income	—	—	—	—
Interest expense	(1)	—	(1)	(1)
Other income (expense), net	—	—	—	—

Income before provision for income taxes and noncontrolling interest	13	14	11	10
Provision for income taxes	4	4	3	3

Net income	9	10	8	7
Less: Net income attributable to noncontrolling interest	—	—	—	—

Net income attributable to TIBCO Software Inc.	9%	10%	8%	7%

Total Revenue

Our total revenue consisted primarily of license, service and maintenance fees from our customers and partners.

	Three Months Ended August 31,			Nine Months Ended August 31,
	2010	2009	Change	2010	2009	Change
Total revenue	$184,476	$150,252	23%	$512,790	$425,818	20%

Total revenue in the third quarter of fiscal year 2010 increased by $34.2 million, or 23%, compared to the same quarter last year. The increase was primarily comprised of a $13.3 million, or 23%, increase in license revenue and a $20.9 million, or 22%, increase in service and maintenance revenue. Total revenue in the first nine months of fiscal year 2010 increased by $87.0 million, or 20%, compared to the same period last year.

For the three and nine months ended August 31, 2010, we experienced an increase in total revenue in all geographic regions compared to the same periods last year. See Note 17 to our Condensed Consolidated Financial Statements for total revenue by region. The percentages of total revenue from the geographic regions are summarized as follows:

	Three Months Ended August 31,		Nine Months Ended August 31,
	2010	2009	2010	2009
Americas	56%	55%	53%	53%
EMEA	34	38	37	39
APJ	10	7	10	8

	100%	100%	100%	100%

License Revenue

	Three Months Ended August 31,			Nine Months Ended August 31,
	2010	2009	Change	2010	2009	Change
License revenue	$70,567	$57,257	23%	$186,837	$152,563	22%
As percent of total revenue	38%	38%		36%	36%

License revenue in the third quarter of fiscal year 2010 increased by $13.3 million, or 23%, compared to the same quarter last year. License revenue in the first nine months of fiscal year 2010 increased by $34.3 million, or 22%, compared to the same period last year.

Our license revenue in the third quarter and first nine months of fiscal years 2010 and 2009 was derived from the following three product lines: service oriented architecture (“SOA”), business optimization and business process management (“BPM”). The percentages of license revenue from the three product lines are summarized as follows:

	Three Months Ended August 31,		Nine Months Ended August 31,
	2010	2009	2010	2009
SOA	59%	69%	63%	63%
Business optimization	31	22	27	25
BPM	10	9	10	12

	100%	100%	100%	100%

Our license revenue in any particular period is dependent upon the timing and number of license transactions and their relative size. Selected data about our license revenue transactions recognized for the respective periods is summarized as follows:

	Three Months Ended August 31,		Nine Months Ended August 31,
	2010	2009	2010	2009
Number of license deals of $1.0 million or more	13	17	35	39
Number of license deals over $0.1 million	112	85	294	239
Average size of license deals over $0.1 million (in millions)	$0.6	$0.6	$0.6	$0.6

Cost of License Revenue

	Three Months Ended August 31,			Nine Months Ended August 31,
	2010	2009	Change	2010	2009	Change
Cost of license revenue	$8,992	$6,050	49%	$24,587	$20,353	21%
As percent of total revenue	5%	4%		5%	5%
As percent of license revenue	13%	11%		13%	13%

Cost of license revenue mainly consisted of amortization of developed technology acquired through corporate acquisitions and royalty costs. Cost of license revenue in the third quarter of fiscal year 2010 increased by $2.9 million, or 49%, compared to the same quarter last year. The increase was primarily due to a $1.3 million increase in royalty costs, a $1.0 million increase in amortization expenses associated with acquired technologies and a $0.6 million increase in cost of goods sold.

Cost of license revenue in the first nine months of fiscal year 2010 increased by $4.2 million, or 21%, compared to the same period last year. The increase was primarily due to a $1.6 million increase in royalty costs, a $1.4 million increase in amortization expenses associated with acquired technologies and a $1.2 million increase in cost of goods sold.

Service and Maintenance Revenue and Cost

	Three Months Ended August 31,			Nine Months Ended August 31,
	2010	2009	Change	2010	2009	Change
Service and maintenance revenue	$113,909	$92,995	22%	$325,953	$273,255	19%
As percent of total revenue	62%	62%		64%	64%
Cost of service and maintenance	$41,057	$32,253	27%	$115,389	$95,902	20%
As percent of total revenue	22%	21%		22%	22%
As percent of service and maintenance revenue	36%	35%		35%	35%

Service and maintenance revenue in the third quarter of fiscal year 2010 increased by $20.9 million, or 22%, compared to the same quarter last year. Service and maintenance revenue in the first nine months of fiscal year 2010 increased by $52.7 million, or 19%, compared to the same period last year. The increase for the three and nine months ended August 31, 2010 is primarily due to continued growth in our installed software base and an increase in both the number and size of consulting engagement.

Cost of service and maintenance consists primarily of compensation for professional services, customer support personnel and third-party contractors and associated expenses related to providing consulting services.

Cost of service and maintenance in the third quarter of fiscal year 2010 increased by $8.8 million, or 27%, compared to the same quarter last year. The increase in absolute dollars was primarily due to a $4.4 million increase in employee-related expenses, a $2.4 million increase in subcontractor costs, a $1.5 million increase in travel expenses, a $0.3 million increase in facilities expenses and a $0.2 million increase in information technology-related expenses. The increase in employee-related expenses was primarily due to an increase in professional services and customer support staff and was also directly related to increased service revenue in the third quarter of fiscal year 2010.

Cost of service and maintenance in the first nine months of fiscal year 2010 increased by $19.5 million, or 20%, compared to the same period last year. The increase was primarily due to a $12.9 million increase in employee-related expenses, a $3.1 million increase in subcontractor costs, a $2.8 million increase in travel expenses, a $0.6 million increase in facilities expenses and a $0.1 million increase in information technology-related expenses. The increase in employee-related expenses was primarily due to an increase in professional services and customer support staff and was also directly related to increased service revenue in the first nine months of fiscal year 2010.

Research and Development Expenses

Research and development expenses consisted primarily of employee-related expenses, including salary, bonus, benefits, stock-based compensation expenses, recruiting expense and office support, third-party contractor fees and related costs associated with the development and enhancement of our products.

	Three Months Ended August 31,			Nine Months Ended August 31,
	2010	2009	Change	2010	2009	Change
Research and development expenses	$30,773	$26,449	16%	$88,974	$77,843	14%
As percent of total revenue	17%	18%		17%	18%

Research and development expenses in the third quarter of fiscal year 2010 increased by $4.3 million, or 16%, compared to the same quarter last year. The increase was primarily due to a $3.7 million increase in employee-related expenses, a $0.4 million increase in facilities expenses and a $0.3 million increase in travel expenses, which were partially offset by a $0.1 million decrease in contractor expenses. The increase in employee-related expenses was primarily due to increased headcount.

Research and development expenses in the first nine months of fiscal year 2010 increased by $11.1 million, or 14%, compared to the same period last year. The increase was primarily due to a $9.3 million increase in employee-related expenses, a $1.2 million increase in facilities expenses and a $0.6 million increase in travel expenses. The increase in employee-related expenses was primarily due to increased headcount.

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

	Three Months Ended August 31,			Nine Months Ended August 31,
	2010	2009	Change	2010	2009	Change
Sales and marketing expenses	$59,072	$50,657	17%	$168,621	$144,228	17%
As percent of total revenue	32%	34%		33%	34%

Sales and marketing expenses in the third quarter of fiscal year 2010 increased by $8.4 million, or 17%, compared to the same quarter last year. The increase was primarily due to an $8.1 million increase in employee-related expenses, a $1.7 million increase in travel expenses, a $0.3 million increase in marketing programs and a $0.3 million increase in consulting expenses, which were partially offset by a $1.8 million decrease in referral fees and a $0.2 million decrease in facilities expenses. The increase in employee-related expenses was primarily due to an increase in variable compensation. The increase in travel expenses and marketing programs was due to increased travel related to sales activities.

Sales and marketing expenses in the first nine months of fiscal year 2010 increased by $24.4 million, or 17%, compared to the same period last year. The increase was primarily due to a $20.8 million increase in employee-related expenses, a $3.8 million increase in travel expenses, a $2.0 million increase in marketing programs, a $0.3 million increase in consulting expenses and a $0.2 million increase in information technology-related expenses, which were partially offset by a $2.6 million decrease in referral fees and a $0.1 million decrease in facilities expenses. The increase in employee-related expenses was primarily due to increased headcount as well as an increase in variable compensation. The increase in travel expenses and marketing programs was due to increased travel related to sales activities.

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

	Three Months Ended August 31,			Nine Months Ended August 31,
	2010	2009	Change	2010	2009	Change
General and administrative expenses	$12,390	$11,227	10%	$35,643	$33,172	7%
As percent of total revenue	7%	7%		7%	8%

General and administrative expenses in the third quarter of fiscal year 2010 increased by $1.2 million, or 10%, compared to the same quarter last year. The increase was primarily due to a $1.1 million increase in employee-related expenses, a $0.5 million increase in consulting expenses and a $0.1 million increase in travel expenses, which were partially offset by a $0.5 million decrease in fees and charges.

General and administrative expenses in the first nine months of fiscal year 2010 increased by $2.5 million, or 7%, compared to the same period last year. The increase was primarily due to a $3.1 million increase in employee-related expenses, a $0.6 million increase in travel expenses and a $0.5 million increase in consulting expenses, which were partially offset by a $1.7 million decrease in fees and charges.

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

	Three Months Ended August 31,			Nine Months Ended August 31,
	2010	2009	Change	2010	2009	Change
Amortization of acquired intangible assets:
Cost of revenue	$3,911	$2,873		$11,445	$10,008
Operating expenses	4,106	3,107		11,790	10,559

Total amortization of acquired intangible assets	$8,017	$5,980	34%	$23,235	$20,567	13%

As percent of total revenue	4%	4%		5%	5%

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

	Three Months Ended August 31,			Nine Months Ended August 31,
	2010	2009(1)	Change	2010	2009(1)	Change
Acquisition related and other expenses:
Transitional and other employee related costs	$(48)	$—		$293	$—
Professional services fees and other	954	—		2,247	—

Total acquisition related and other expenses	$906	$—	n/a	$2,540	$—	n/a

As percent of total revenue	1%	—%		1%	—%

(1)	Prior to the adoption of new amended guidance for business combinations effective December 1, 2009, the majority of acquisition related and other expenses were capitalized.

Restructuring Charges

	Three Months Ended August 31,			Nine Months Ended August 31,
	2010	2009	Change	2010	2009	Change
Restructuring charges	$561	$—	n/a	$6,832	$—	n/a
As percent of total revenue	—%	—%		1%	—%

In the third quarter and first nine months of fiscal year 2010, we recorded $0.6 million and $6.8 million, respectively, in restructuring charges primarily related to our desire to achieve cost efficiencies and realign the company’s resources and operations. Also see Note 8 to our Condensed Consolidated Financial Statements for further discussion on restructuring charges.

Stock-Based Compensation Cost

Stock-based compensation cost is included in our Condensed Consolidated Statements of Operations corresponding to the same functional lines as cash compensation paid to the same employees in the respective departments as follows:

	Three Months Ended August 31,			Nine Months Ended August 31,
	2010	2009	Change	2010	2009	Change
Stock-based compensation:
Cost of license	$9	$12		$16	$35
Cost of service and maintenance	777	646		2,093	1,865

Total in cost of revenue	786	658		2,109	1,900

Research and development	2,286	1,486		5,826	4,140
Sales and marketing	3,154	1,906		7,980	5,318
General and administrative	2,643	1,925		7,178	5,797

Total in operating expenses	8,083	5,317		20,984	15,255

Total stock-based compensation	$8,869	$5,975	48%	$23,093	$17,155	35%

As percent of total revenue	5%	4%		5%	4%

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

Interest Income

	Three Months Ended August 31,			Nine Months Ended August 31,
	2010	2009	Change	2010	2009	Change
Interest income	$398	$219	82%	$826	$2,053	(60)%
As percent of total revenue	—%	—%		—%	—%

Interest income increased in the third quarter of fiscal year 2010 compared to the same quarter last year by $0.2 million or 82%. Interest income decreased in the first nine months of fiscal year 2010 compared to the same period last year by $1.2 million or 60%. The decrease was primarily due to significantly lower returns from investments.

Interest Expense

	Three Months Ended August 31,			Nine Months Ended August 31,
	2010	2009	Change	2010	2009	Change
Interest expense	$1,138	$673	69%	$3,103	$2,212	40%
As percent of total revenue	1%	—%		1%	1%

Interest expense was primarily related to a $54.0 million mortgage note and the fees on a $150.0 million unsecured revolving credit facility.

Interest expense increased in the third quarter of fiscal year 2010 compared to the same quarter last year by $0.5 million or 69%. Interest expense increased in the first nine months of fiscal year 2010 compared to the same period last year by $0.9 million or 40%. Each increase was primarily due to the fees on the unsecured revolving credit facilities, mainly the commitment fee on the $145.5 million of un-borrowed available credit. See Note 9 to our Condensed Consolidated Financial Statements for further detail on the Credit Agreement.

The mortgage note was issued in connection with the purchase of our corporate headquarters in June 2003, carries a 20-year amortization, and a fixed annual interest rate of 5.50%. The balance of the mortgage note as of August 31, 2010 was $40.9 million. The $34.4 million principal balance that will be remaining at the end of the 10-year term will be due as a final lump sum payment on July 1, 2013. See Note 9 to our Condensed Consolidated Financial Statements for further detail on the mortgage note payable.

Other Income (Expense), Net

Other income (expense) included realized gains and losses on investments, foreign exchange gain (loss) and other miscellaneous income and expense items.

	Three Months Ended			Nine Months Ended
	August 31,			August 31,
	2010	2009	Change	2010	2009	Change
Other income (expense), net:
Foreign exchange gain (loss)	$(881)	$350		$(953)	$1,749
Realized gain (loss) on short-term investments	12	118		30	(151)
Other income (expense), net	(10)	3		(43)	74

Total other income (expense), net	$(879)	$471	*	$(966)	$1,672	*

As percent of total revenue	—%	—%		—%	—%

*	Percentage change has been excluded as it is not meaningful for comparison purposes.

Other income (expense) in absolute dollars decreased in the third quarter of fiscal year 2010 compared to the same quarter last year. The decrease was primarily due to a $1.2 million decrease in foreign exchange gain (loss) for the third quarter of fiscal year 2010. Other income (expense) in absolute dollars decreased in the first nine months of fiscal year 2010 compared to the same period last year. The decrease was primarily due to a $2.7 million decrease in foreign exchange gain (loss) for the first nine months of fiscal year 2010.

Provision for Income Taxes

	Three Months Ended			Nine Months Ended
	August 31,			August 31,
	2010	2009	Change	2010	2009	Change
Provision for income taxes	$7,536	$5,629	34%	$14,336	$14,579	(2)%
Effective tax rate	30%	27%		26%	32%

The effective tax rate of 30.1% for the three months ended August 31, 2010 differs from the statutory rate of 35% primarily due to the benefits resulting from the reorganization of certain foreign entities, lower foreign taxes and research and development credits which were partially offset by the impact of certain stock compensation charges and state income taxes. The effective tax rate of 27.4% for the three months ended August 31, 2009 differs from the statutory rate of 35% primarily due to the benefits resulting from the reorganization of certain foreign entities, lower foreign taxes and research and development credits which were partially offset by the impact of certain stock compensation charges, state income taxes and the U.S. tax effects resulting from certain cash distributions from our foreign affiliates.

The expiration of a statute of limitations in the United Kingdom resulted in a favorable tax effect of $2.3 million which has been recorded as a discrete item in the second quarter of fiscal year 2010.

There have been several international tax provisions recently enacted which could impact our effective tax rate and we are in the process of evaluating this impact. In addition, there are several proposals to extend legislation that has recently expired and whether or not these provisions are extended could have a significant impact on our effective tax rate.

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

During the third quarter of fiscal year 2010, the amount of gross unrecognized tax benefits was increased by approximately $0.7 million. During the second quarter of fiscal year 2010, the amount of gross unrecognized tax benefits was decreased by approximately $2.9 million due to the expiration of a statute of limitations in the United Kingdom. The total amount of gross unrecognized tax benefits was $36.5 million as of August 31, 2010, of which $13.9 million would affect the effective tax rate if realized. We do not expect any significant changes to the amount of unrecognized tax benefit within the next twelve months.

Upon adoption of the accounting for uncertainty in income taxes, we have elected to include interest expense and penalties accrued on unrecognized tax benefits as a component of our income tax expense. This is consistent with our policy prior to the adoption of the accounting for uncertainty in income taxes. As of November 30, 2009, we had accrued $1.4 million for interest and penalties. During the second quarter of fiscal year 2010, we decreased the amount of accrued interest by $0.6 million due to the expiration of a statute of limitations in the United Kingdom. There was no material change to the amount of accrued interest and penalties during the third quarter of fiscal year 2010.

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

As part of the process of preparing our Condensed Consolidated Financial Statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our current tax exposure under the most recent tax laws and assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. The temporary differences mostly relate to stock based compensation charges, amortization of intangible assets, fixed assets depreciation, deferred revenue recognition and other items. We estimate these temporary differences on a quarterly basis which result in movements in deferred tax assets and liabilities, which are included in our Condensed Consolidated Balance Sheets.

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

Net Income Attributable to Noncontrolling Interest

Noncontrolling interest represents the portion of net income belonging to minority stockholders of our consolidated subsidiaries.

	Three Months Ended			Nine Months Ended
	August 31,			August 31,
	2010	2009	Change	2010	2009	Change
Net income attributable to noncontrolling interest	$109	$31	252%	$241	$126	91%
As percent of total revenue	—%	—%		—%	—%

Noncontrolling interest is detailed in Note 14 to our Condensed Consolidated Financial Statements.

Liquidity and Capital Resources

Current Cash Flows

As of August 31, 2010, we had cash, cash equivalents and short-term investments totaling $289.1 million, representing a decrease of $3.8 million from November 30, 2009. Our cash and cash equivalents balance totaled $288.8 million as of August 31, 2010 and our short-term available-for-sale investments, consisting of mortgage-backed securities, totaled $0.3 million.

Net cash provided by operating activities in the nine months ended August 31, 2010 was $113.4 million, resulting from net income of $40.8 million, $51.9 million in non-cash charges and $20.7 million net change in assets and liabilities. The non-cash charges included depreciation and amortization, stock-based compensation and tax benefits related to stock benefit plans, less deferred income tax and excess tax benefits from stock-based compensation recorded in financing activities. Net change in assets and liabilities included a decrease in accounts receivable due to significant cash collections in the first nine months of fiscal year 2010, a decrease in prepaid expenses and other assets, a decrease in accounts payable, a decrease in accrued liabilities and excess facilities costs and an increase in deferred revenue.

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

Net cash used in investing activities was $50.4 million for the nine months ended August 31, 2010, resulting primarily from cash used, net of cash acquired, of $42.6 million for the Foresight, Netrics and Kabira acquisitions, $4.3 million in capital expenditures and $3.7 million in restricted cash pledged as security, which were partially offset by $0.2 million in net sales, maturities and purchase of short-term investments activities.

Net cash used in financing activities was $64.0 million for the nine months ended August 31, 2010, resulting primarily from a total of $101.5 million of repurchases of shares of our common stock in the open market and a $2.9 million payment of long-term debt, less $28.7 million in cash received from the exercise of stock options and the sale of our common stock under our ESPP and $11.7 million in excess tax benefits from stock-based compensation.

In April 2010, our Board of Directors approved a new stock repurchase program pursuant to which we may repurchase up to $300.0 million of our outstanding common stock from time to time in the open market or through privately negotiated transactions. In the third quarter of fiscal year 2010, we repurchased approximately 2.7 million shares of our outstanding common stock at an average price of $12.45 per share pursuant to this program. As of August 31, 2010, the remaining authorized amount available for repurchases under the April 2010 stock repurchase program was approximately $261.6 million.

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

Lines of Credit

In November 2009, we entered into a $150.0 million unsecured revolving credit facility (the “Credit Agreement”) that matures in November 2012. The revolving credit facility is available for cash borrowings up to $150.0 million, with a sublimit for the issuance of standby letters of credit in a face amount up to $25.0 million and swing line loans up to $10.0 million. As of August 31, 2010, no borrowings were outstanding under the Credit Agreement and a $4.5 million irrevocable letter of credit was outstanding, leaving $145.5 million of available credit for cash borrowings, of which $20.5 million is available for additional letters of credit. Revolving loans accrue interest at a per annum rate based on either (i) the base rate plus a margin ranging from 2.25% to 3.00%, depending on TIBCO’s consolidated leverage ratio or (ii) the LIBOR rate plus a margin ranging from 3.25% to 4.00%, depending on TIBCO’s consolidated leverage ratio, for various interest periods. The base rate is defined as the highest of (i) the administrative agent’s prime rate (ii) the federal funds rate plus a margin equal to 0.50%, and (iii) except during a period when LIBOR rates are unavailable, the LIBOR rate for a one month interest period plus a margin equal to 1.00%. Swing line loans accrue interest at a per annum rate based on the base rate plus a margin ranging from 2.25% to 3.00%. A commitment fee is applied to the un-borrowed amount at a per annum rate ranging from 0.50% to 0.75%. Under this Credit Agreement, we must maintain a minimum consolidated interest coverage ratio of 3.5:1.0 and a maximum consolidated leverage ratio of 2.5:1.0 in addition to other customary affirmative and negative covenants.

We have a $20.0 million revolving line of credit that matures on June 17, 2011. The revolving line of credit is available for cash borrowings and for the issuance of letters of credit up to $20.0 million. As of August 31, 2010, no borrowings were outstanding under the facility and two irrevocable letters of credit in the amounts of $13.0 million and approximately $1.0 million were outstanding, leaving approximately $6.0 million of available credit for additional letters of credit or cash borrowings. The $13.0 million irrevocable letter of credit outstanding was issued in connection with the mortgage note payable. The letter of credit automatically renews for successive one-year periods, until the mortgage note payable has been satisfied in full. The approximately $1.0 million irrevocable letter of credit outstanding was issued in connection with a sales transaction denominated in foreign currency and will remain outstanding until July 2012. The line of credit, as amended, contains financial covenants identical to those of the Credit Agreement, as well as other customary affirmative and negative covenants. As of August 31, 2010, we were in compliance with all covenants under the revolving line of credit.

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

Commitments

In June 2003, we purchased our corporate headquarters with a $54.0 million mortgage note to lower our operating costs. The mortgage note payable carries a 20-year amortization and, as amended in the second quarter of fiscal year 2007, a fixed annual interest rate of 5.50%. The principal balance of $34.4 million that will be remaining at the end of the 10-year term will be due as a final lump sum payment on July 1, 2013. Under the applicable terms of the mortgage note agreements, we are prohibited from acquiring another company without prior consent from the lender unless we maintain at least $50.0 million of cash or cash equivalents and comply with other non-financial terms as defined in the agreements. We were in compliance with all covenants as of August 31, 2010.

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

As of August 31, 2010, we had $8.4 million in restricted cash in connection with bank guarantees issued by some of our international subsidiaries. The cash collateral is presented as restricted cash and included in Other Assets in our Condensed Consolidated Balance Sheets.

As of August 31, 2010, our contractual commitments associated with indebtedness, lease obligations and restructuring were as follows (in thousands):

	Total	Remainder of 2010	2011	2012	2013	2014	Thereafter
Operating commitments:
Debt principal	$40,925	$548	$2,269	$2,397	$35,711	$—	$—
Debt interest	6,043	560	2,164	2,036	1,283	—	—
Operating leases	30,446	2,356	10,640	6,757	4,883	3,296	2,514

Total operating commitments	77,414	3,464	15,073	11,190	41,877	3,296	2,514

Restructuring-related commitments:
Gross lease obligations	3,529	1,415	1,344	665	105	—	—
Committed sublease income	(1,818)	(776)	(609)	(366)	(67)	—	—

Net restructuring-related commitment	1,711	639	735	299	38	—	—

Total commitments	$79,125	$4,103	$15,808	$11,489	$41,915	$3,296	$2,514

Future minimum lease payments under restructured non-cancelable operating leases are included in Accrued Excess Facilities Costs in our Condensed Consolidated Balance Sheets.

The above commitment table does not include approximately $14.9 million of long-term income tax liabilities recorded in accounting for uncertainty in income taxes due to the fact that we are unable to reasonably estimate the timing of these potential future payments.

Indemnification

Our indemnification obligations are summarized in Note 10 to our Condensed Consolidated Financial Statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to the impact of foreign currency fluctuations and interest rate changes.

Foreign Currency Risk

We conduct business in the Americas, EMEA and APJ. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or changes in economic conditions in foreign markets. The majority of our transactions are currently made in U.S. dollars. In addition, we transact business in approximately 20 foreign currencies worldwide, of which the most significant to our operations in the third quarter of fiscal year 2010 was the EURO. We enter into forward contracts with financial institutions to manage our currency exposure related to net assets and liabilities denominated in foreign currencies, and these forward contracts are generally settled monthly. We do not enter into derivative financial instruments for trading purposes. As of August 31, 2010, we had eight outstanding forward contracts with a total notional amount of $67.5 million that resulted in a net loss of $0.4 million.

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

Interest Rate Risk

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. Our investment policy is designed to protect and preserve invested funds by limiting default, market and investment risk. As of August 31, 2010, we had an investment portfolio of fixed income securities totaling $0.3 million, excluding those classified as cash and cash equivalents. These securities are classified as available-for-sale and are recorded on the balance sheets at fair market value with unrealized gains or losses reported under Accumulated Other Comprehensive Income (Loss), a separate component of stockholders’ equity.

Currently, we invest our cash primarily in money market funds. In general, money market funds are not considered to be subject to interest rate risk because the interest paid on such funds fluctuates with the prevailing interest rate. As of August 31, 2010, our cash and cash equivalents totaled $288.8 million, of which $97.2 million was in money market funds.

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

Our legal proceedings are detailed in Note 11 to our Condensed Consolidated Financial Statements.

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

We are subject to the risks arising from adverse changes in domestic and global economies. For example, the recent domestic and global economic downturn has resulted in reduced demand for information technology, including enterprise software and services. The direction and relative strength of the global economy continues to be uncertain and makes it difficult for us to forecast operating results and to make decisions about future investments. It is unknown how long the conditions will persist or whether they will worsen. Information technology spending has historically declined as general economic and market conditions have worsened. During challenging and uncertain economic times and in tight credit markets, many customers delay or reduce technology purchases. Contract negotiations may become more protracted or difficult if customers institute additional internal approvals for technology purchases or require more negotiation of contract terms and conditions. These economic conditions could result in reductions in sales of our products, longer sales cycles, difficulties in collection of accounts receivable or delayed payments, slower adoption of new technologies, increased price competition and reductions in the rate at which our customers renew their maintenance agreements and procure consulting services.

In addition, the recent economic downturn resulted in a tightening in the credit markets, a low level of liquidity in many financial markets, and extreme volatility in credit, equity, currency and fixed income markets. These macroeconomic developments may negatively affect our business, operating results or financial conditions in various ways, including reducing the ability of customers to obtain credit to finance purchases of our products; increasing the number of customer insolvencies; decreasing customer demand; and decreasing customer ability to pay trade obligations. Financial institution difficulties and/or failures may also make it more difficult or expensive to obtain financing for our operations, investing activities (including potential acquisitions) or financing activities.

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

The market for our products and services is extremely competitive and subject to rapid change. We compete with a variety of large and small providers of infrastructure software, SOA, business optimization and BPM, including companies such as IBM, Oracle, Pegasystems, Progress Software, SAP, and Software AG. We believe that of these companies, IBM has the potential to offer the most complete competitive set of products relative to our offerings. In addition, companies such as IBM, Oracle and SAP offer products outside our segment and routinely bundle their broader set of products with their infrastructure software products. Further, some of our competitors are expanding their competitive product offerings and market position through acquisitions and internal research and development. We expect additional competition from other established and emerging companies. We also face competition for certain aspects of our product and service offerings from major systems integrators. Further, we may face increasing competition from open source software providers, such as MuleSoft, that provide software and intellectual property, typically without charging license fees, or from other competitors offering products through alternative business models, such as software as a service. If customers choose such alternatives over our proprietary software, our revenues and earnings could be adversely affected.

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

During the first three fiscal quarters of fiscal year 2010, our stock price has fluctuated between a low of $8.23 and a high of $14.37. If market or industry-based fluctuations continue, our stock price could decline in the future regardless of our actual operating performance and investors could incur significant losses.

Changes in foreign currency exchange rates could negatively affect our operating results.

In addition to receiving revenue and incurring expenses in U.S. dollars, we also receive revenue and incur expenses in approximately twenty foreign currencies. Our revenue, expenses and net income are impacted by foreign exchange rate fluctuations against the U.S. dollar. For example, customers in foreign countries may incur higher costs due to the strengthening of the U.S. dollar, which could result in a delay of payments or a default on credit extended to them. Any material delay or default in our collection of significant accounts could have a negative result on our results of operations. Additionally, any strengthening of the U.S. dollar could require us to offer discounts, reduce pricing or offer other incentives to mitigate any negative effects on demand from such rise in the U.S. dollar. Further, in the event that the U.S. dollar weakens compared to foreign currencies, we may incur higher operating expenses in these locations and, therefore, our business, financial condition and operating results could suffer.

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

Our success depends in part on our ability to continually enhance and broaden our product offerings in response to changing technologies, customer demands and competitive pressures. We expect to acquire complementary businesses, products or technologies in the future as part of our corporate strategy. In this regard, we have made strategic acquisitions, including the acquisition of OpenSpirit Corporation, Proginet Corporation, Kabira Technologies, Inc., Netrics.com, Inc. and Foresight Corporation during fiscal year 2010. We do not know if we will be able to complete any future acquisitions or that we will be able to successfully integrate any acquired business, operate it profitably or retain its key employees. Integrating any newly acquired business, product or technology could be expensive and time-consuming, could disrupt our ongoing business and financial performance and could distract our management. Therefore, we may not be able, either immediately post-acquisition or ever, to replicate the pre-acquisition revenues achieved by companies that we acquire or achieve the benefits of the acquisition we anticipated in valuing the businesses, products or technologies we acquire. Furthermore, the costs of integrating acquired companies in international transactions can be particularly high, due to local laws and regulations. If we are unable to integrate any newly acquired entity, products or technology effectively, our business, financial condition and operating results would suffer. In addition, any amortization or impairment of acquired intangible assets, stock-based compensation or other charges resulting from the costs of acquisitions could harm our operating results.

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

Third parties may claim that certain of our products infringe their patents or other intellectual property rights. In addition, our use of open source software components in our products may make us vulnerable to claims that our products infringe third-party intellectual property rights, in particular because many of the open source software components we may incorporate with our products may be developed by numerous independent parties over whom we exercise no supervision or control. “Open source software” is software that is covered by a license agreement which permits the user to liberally copy, modify and distribute the software, typically free of charge. Further, because patent applications in the United States and many other countries are not publicly disclosed at the time of filing, applications covering technology used in our software products may have been filed without our knowledge. We may be subject to legal proceedings and claims from time to time, including claims of alleged infringement of the patents, trademarks and other intellectual property rights of third parties by us or our licensees in connection with their use of our products. Our software license agreements typically provide for indemnification of our customers for intellectual property infringement claims. Intellectual property litigation, with or without merit, is expensive and time consuming, could cause product shipment delays and could divert our management’s attention away from running our business and seriously harm our business. If we were to discover that our products violated the intellectual property rights of others, we would have to obtain licenses from these parties, which could require the payment of royalty or licensing fees, in order to continue marketing our products without substantial reengineering. We might not be able to obtain the necessary licenses on acceptable terms or at all, and if we could not obtain such licenses, we might not be able to reengineer our products successfully or in a timely fashion. If we fail to address any infringement issues successfully, we would be forced to incur significant costs, including damages and potentially satisfying indemnification obligations that we have to our customers, and we could be prevented from selling certain of our products.

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

Until restricted stock unit awards are vested, they do not have the voting rights of common stock and the shares underlying the awards are not considered issued and outstanding. We recognize the stock-based compensation costs for PRSUs when we believe it is probable that we will achieve the performance criteria as defined in the PRSU agreement. We then estimate the most probable period in which the performance criteria will be met, if at all. Under the terms of the PRSU,

20% of the PRSU will be forfeited if, in the fiscal year following achievement of the applicable performance goals, our non-GAAP EPS falls by 10% or more as compared to the non-GAAP EPS achieved for the year that the performance goals were achieved. Therefore, we also assess the probability of this forfeiture when analyzing our stock-based compensation costs for PRSU. If the performance goals are not met, no compensation expense is recognized and any previously recognized compensation expense is reversed. We are required to reassess these probabilities at each reporting date, and any change in our forecasts may result in an increase or decrease to the stock-based compensation expenses recognized in our statements of operations.

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

•

compliance with international and local trade, labor and other laws including the Foreign Corrupt Practices Act (the “FCPA”), the recently enacted UK Bribery Act of 2010 (which becomes effective in 2011 and is broader in scope than the FCPA) and export control laws;

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

Note 11 to our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q describes the litigation pending against us and our directors and officers. The uncertainty associated with substantial unresolved lawsuits or future lawsuits could harm our business, financial condition and reputation. The defense of the lawsuits could result in the diversion of our management’s time and attention away from business operations, which could harm our business. Negative developments with respect to the lawsuits could cause our stock price to decline. In addition, although we are unable to determine the amount, if any, that we may be required to pay in connection with the resolution of the current lawsuits or any future lawsuit by settlement or otherwise, any such payment could seriously harm our financial condition and liquidity.

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

Aspects of our business are subject to federal, state and international laws regarding privacy and protection of user data. For example, in the United States regulations such as the Gramm-Leach-Bliley Act of 1999 (as amended or supplemented), which protects and restricts the use of consumer credit and financial information, and the Health Insurance Portability and Accountability Act of 1996 (as amended or supplemented), which regulates the use and disclosure of personal health information, impose significant requirements and obligations on businesses that may affect the use and adoption of our service. The European Union has also adopted a data privacy directive that requires member states to impose restrictions on the collection and use of personal data that, in some respects, are far more stringent, and impose more significant burdens on subject businesses, than current privacy standards in the United States. We post, on our website, our privacy policies and practices concerning the use and disclosure of user data. Any failure by us to comply with our posted privacy policies or other federal, state or international privacy-related or data protection laws and regulations could result in proceedings against us by governmental entities or others which could harm our business, operating results and financial condition.

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

Issuer Purchases of Equity Securities

In April 2010, our Board of Directors approved a new stock repurchase program pursuant to which we may repurchase up to $300.0 million of our outstanding common stock from time to time in the open market or through privately negotiated transactions. As of August 31, 2010, the remaining authorized amount available for repurchases under the April 2010 stock repurchase program was approximately $261.6 million.

The following table provides information about the repurchase of our common stock during the third quarter of fiscal year 2010.

(In thousands, except per share amounts)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
June 1, 2010 – June 30, 2010	787	$12.26	787	$286,012
July 1, 2010 – July 31, 2010	1,949	$12.52	1,949	$261,601
August 1, 2010 – August 31, 2010	—	—	—	$261,601

Total	2,736	$12.45	2,736

ITEM 6.	EXHIBITS

3.1(1)	Amended and Restated Certificate of Incorporation of Registrant.

3.2(2)	Amended and Restated Bylaws of Registrant.

31.1	Rule 13a-14(a) / 15d-14(a) Certification by Chief Executive Officer.

31.2	Rule 13a-14(a) / 15d-14(a) Certification by Chief Financial Officer.

32.1	Section 1350 Certification by Chief Executive Officer.

32.2 101

Section 1350 Certification by Chief Financial Officer.

Interactive data files (XBRL) pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets as of August 31, 2010 and November 30, 2009, (ii) the Condensed Consolidated Statement of Operations for the three months and nine months ended August 31, 2010 and 2009, (iii) the Condensed Consolidated Statements of Cash Flows for the nine months ended August 31, 2010 and 2009 and (iv) the Notes to Condensed Consolidated Financial Statements.*

(1)	Incorporated by reference to Exhibit 3.1 filed with the Registrant’s Registration Statement on Form 8-A, filed with the SEC on February 23, 2004.
(2)	Incorporated by reference to Exhibit 3.1 filed with the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2009, filed with the SEC on July 9, 2009.
*	XBRL (Extensible Business Reporting Language) information is furnished and not filed herewith, is not a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

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

Date: October 7, 2010

ITEM 6.	EXHIBITS

3.1(1)	Amended and Restated Certificate of Incorporation of Registrant.

3.2(2)	Amended and Restated Bylaws of Registrant.

31.1	Rule 13a-14(a) / 15d-14(a) Certification by Chief Executive Officer.

31.2	Rule 13a-14(a) / 15d-14(a) Certification by Chief Financial Officer.

32.1	Section 1350 Certification by Chief Executive Officer.

32.2 101

Section 1350 Certification by Chief Financial Officer.

Interactive data files (XBRL) pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets as of August 31, 2010 and November 30, 2009, (ii) the Condensed Consolidated Statement of Operations for the three months and nine months ended August 31, 2010 and 2009, (iii) the Condensed Consolidated Statements of Cash Flows for the nine months ended August 31, 2010 and 2009 and (iv) the Notes to Condensed Consolidated Financial Statements.*

(1)	Incorporated by reference to Exhibit 3.1 filed with the Registrant’s Registration Statement on Form 8-A, filed with the SEC on February 23, 2004.
(2)	Incorporated by reference to Exhibit 3.1 filed with the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2009, filed with the SEC on July 9, 2009.
*	XBRL (Extensible Business Reporting Language) information is furnished and not filed herewith, is not a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.