Form 10-K
period 2010-11-30
TIBCO SOFTWARE INC
filed 2011-01-28
CIK 1085280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant (based upon the closing sale price of such shares on the NASDAQ Global Select Market on May 28, 2010) was approximately $1.5 billion. Shares of common stock held by each executive officer and director and by each entity that owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of January 20, 2011, there were 164,568,989 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2011 Annual Meeting of Stockholders to be held on April 14, 2011 are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein.

TIBCO SOFTWARE INC.

For the Fiscal Year Ended November 30, 2010

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

Overview

TIBCO Software Inc. (“TIBCO,” the “Company,” “we” or “us”), a Delaware corporation, is a leading independent provider of middleware and infrastructure software. Our standards-based software offerings enable customers to create flexible, configurable applications from software infrastructure and deliver real-time insights. We do this by:

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

As the backbone of real-time data movement and business process execution across the enterprise, TIBCO’s software is uniquely capable of correlating, in real-time, information about an organization’s operations and performance with information about expected behavior and business rules. This correlation of real-time events with expected behaviors allows a company to anticipate customer needs, capitalize on new opportunities, and avoid potential problems in a faster and more beneficial way than through more traditional, transaction-oriented applications. Our solutions help customers operate their business more efficiently, better capitalize on opportunities to increase revenue and market share and extend the life of past investments made. Using our software, customers have the information they need to constantly innovate and make faster and smarter decisions—what we call The Power of Now®.

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

Trademarks

TIBCO, TIBCO Software, The Information Bus, TIB, The Power of Now, Spotfire, Insightful, DataSynapse, Foresight, Netrics, Kabira, Proginet, OpenSpirit and Loyalty Lab are the trademarks or registered trademarks of TIBCO Software Inc. in the United States and other countries. This Annual Report on Form 10-K also refers to the trademarks of other companies.

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

Services

Professional Services

Our professional services offerings include a wide range of consulting services such as systems planning and design, installation and systems integration for the rapid deployment of TIBCO products. We offer our professional services with the initial deployment of our products as well as on an ongoing basis to address the continuing needs of our customers. Our professional services staff is located throughout the Americas; Europe, the Middle East and Africa (“EMEA”); and Asia Pacific and Japan (“APJ”), enabling us to perform installations and respond to customer demands rapidly across our global customer base. Many of our professional services employees have advanced degrees, substantial TIBCO experience and industry expertise in systems architecture and design; additionally, many also have domain expertise in energy, financial services, logistics, life sciences, manufacturing, telecommunications and other industries.

We also have relationships with resellers, professional service organizations and system integrators including Accenture, Atos Origin, Deloitte Consulting, HP Enterprise Services, HCL Technologies, Huawei, Infosys Technologies and Tata Consultancy Services, who participate in the deployment of our products to customers. These relationships help promote TIBCO products and provide additional technical expertise to enable us to provide the full range of professional services our customers require to deploy our products.

Maintenance and Support

We offer a suite of software support and maintenance options that are designed to meet the needs of our diverse customer base. These support options include 24 hour coverage that is available seven days a week, 365 days a year, to meet the needs of our global customers. To accomplish this level of support we have established a worldwide support organization with major support centers in Palo Alto, California; Chapel Hill, North Carolina; London and Swindon, England; Woy Woy, Australia; Beijing, China; and Pune, India. These centers, working in conjunction with several smaller support offices located throughout the Americas, EMEA and APJ, provide seamless support using a “follow-the-sun” support model.

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

Training

We provide a comprehensive and global training program for customers and partners through regional technical learning centers, customer dedicated training, live online training, and self paced eLearning. Training is available at our main office in Palo Alto, California and at major training centers in Atlanta, Georgia; Maidenhead, England; Munich, Germany; Sydney, Australia and Singapore. Additionally, we offer a variety of flexible programs designed to meet the training needs of individuals and companies. Our Educational Services group has the capability to develop efficient and effective training solutions to address the specific needs of individual customers and partners. Our curriculum leads to an industry recognized technical certification in core TIBCO technologies.

Sales

We currently market our software and services primarily through a direct sales organization complemented by indirect sales channels. Our direct sales force is located throughout the Americas, EMEA and APJ and operates globally through our foreign subsidiaries.

Our revenue consists of license and service and maintenance fees from our customers and distributors. License fees represented approximately 40%, 40% and 42% of our total revenue in fiscal years 2010, 2009 and 2008, respectively. Revenue from service and maintenance represented approximately 60%, 60% and 58% of our total revenue in fiscal years 2010, 2009 and 2008, respectively.

Sales to customers outside the United States totaled $385.6 million, representing 51% of our total revenue in fiscal year 2010. For a geographic breakdown of our revenue and property and equipment, see Note 22 to our Consolidated Financial Statements included in this Annual Report on Form 10-K.

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

Research and Development

Our success is heavily dependent upon our ability to develop new products and technologies and to enhance our existing products. We expect that a majority of our research and development activities will focus on enhancing and extending our TIBCO products and that such enhancements and new products will be developed internally. However, as part of our development strategy, we may also license or acquire externally developed technologies for inclusion in our product solutions. We expect that we will continue to commit significant resources to product development in the future. Product development costs are recorded as research and development expenses. Our research and development expenses, including stock-based compensation expense, were $124.7 million, $108.7 million and $106.6 million in fiscal years 2010, 2009 and 2008, respectively. To date, all product development costs have been expensed as incurred, because the time period between achieving technological feasibility for a product and the general availability of such product has typically been very short.

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

Employees

As of November 30, 2010, we employed 2,540 persons, including 732 in sales and marketing, 683 in research and development, 269 in general and administrative and 856 in professional services and technical support. Of our 2,540 employees, 1,377 were located in the Americas, 595 in EMEA and 568 in APJ. Our success is highly dependent on our ability to attract and retain qualified employees. Competition for employees is intense in the software industry. To date, we believe we have been successful in our efforts to recruit qualified employees, but there is no assurance that we will continue to be as successful in the future.

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

The market for our products and services is extremely competitive and subject to rapid change. We compete with a variety of large and small providers of infrastructure software, SOA, business optimization and BPM, including companies such as IBM, Oracle, Pegasystems, Progress Software, SAP, and Software AG. We also face competition for certain aspects of our product and service offerings from major systems integrators, and our customers have alternatives to our proprietary software from open source software providers that provide software and intellectual property, typically without charging license fees, or from other competitors offering products through alternative business models, such as software as a service. Many of our current and potential competitors have longer operating histories, significantly greater financial, technical, product development and marketing resources, greater name recognition, and larger customer bases than we do. This may allow our present or future competitors to develop products comparable or superior to those we offer, adapt more quickly than we do to new technologies, evolving industry trends or customer requirements, or devote greater resources to the development, promotion and sale of their products than we do. For example, some of our competitors offer products outside our segment and routinely bundle these products with their infrastructure software products. Additionally, some of our competitors are expanding their competitive product offerings and strengthening their market position through acquisitions and increases in capital expenditures for internal research and development. Accordingly, we may not be able to compete effectively in our markets or against existing and future competitors, which could adversely affect our business and operating results.

Our strategy contemplates future acquisitions that may result in our incurring unanticipated expenses or additional debt, difficulty in integrating our operations and dilution to our stockholders and may harm our operating results.

Our success depends in part on our ability to continually enhance and broaden our product offerings in response to changing technologies, customer demands and competitive pressures. We expect to acquire complementary businesses, products or technologies in the future as part of our corporate strategy. In this regard, we have made the following acquisitions during fiscal year 2010 – OpenSpirit Corporation, Proginet Corporation, Kabira Technologies, Inc., Netrics.com, Inc. and Foresight Corporation, and we also acquired Loyalty Lab, Inc. in December 2010. We do not know if we will be able to complete any future acquisitions or that we will be able to successfully integrate any acquired business, operate it profitably or retain its key employees. Integrating any newly acquired business, product or technology could be expensive and time-consuming, could disrupt our ongoing business and financial performance and could distract our management. Therefore, we may not be able, either immediately post-acquisition or ever, to replicate the pre-acquisition revenues achieved by companies that we acquire or achieve the benefits of the acquisition we anticipated in valuing the businesses, products or technologies we acquire. Furthermore, the costs of integrating acquired companies in international transactions can be particularly high, due to local laws and regulations. If we are unable to integrate any newly acquired entity, products or technology effectively, our business, financial condition and operating results would suffer. In addition, any amortization or impairment of acquired intangible assets, stock-based compensation or other charges resulting from the costs of acquisitions could harm our operating results.

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

While we currently intend to grow our business by pursuing key initiatives to: broaden our product platform through internal development and acquisitions; increase our sales capacity by expanding our direct sales organization and developing our channel partnerships; expand our product offerings to new vertical markets; and employ marketing programs to increase awareness of our company and our products among existing and prospective customers, we cannot assure you that we will be able to achieve on these key initiatives. Our success depends on our ability to: appropriately manage our expenses as we grow our organization; identify or acquire companies or assets at attractive valuations; enter into beneficial channel relationships; develop new products; and successfully execute our marketing and sales strategies. If we are not able to execute on these actions, our business may not grow as we anticipated, and our operating results could be adversely affected.

Our intellectual property or proprietary rights could be misappropriated, which could force us to become involved in expensive and time-consuming litigation and could harm our business and results of operations.

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

During fiscal year 2010, our stock price has fluctuated between a low of $8.23 and a high of $20.20. If market or industry-based fluctuations continue, our stock price could decline in the future regardless of our actual operating performance and investors could incur significant losses.

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

•

compliance with international and local trade, labor and other laws including the Foreign Corrupt Practices Act (the “FCPA”), the recently enacted UK Bribery Act of 2010 (which is scheduled to become effective in April 2011 and is broader in scope than the FCPA) and export control laws;

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

In addition to receiving revenue and incurring expenses in U.S. dollars, we also receive revenue and incur expenses in approximately twenty foreign currencies. Our revenue, expenses and net income are impacted by foreign exchange rate fluctuations against the U.S. dollar. For example, customers in foreign countries may incur higher costs due to the strengthening of the U.S. dollar, which could result in a delay of payments or a default on credit extended to them. Any material delay or default in our collection of significant accounts could have a negative result on our results of operations. Additionally, any strengthening of the U.S. dollar could require us to offer discounts, reduce pricing or offer other incentives to mitigate any negative effects on demand from such rise in the U.S. dollar. Further, in the event that the U.S. dollar weakens compared to foreign currencies, we may incur higher operating expenses in those locations and, therefore, our business, financial condition and operating results could suffer.

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

Economic and market conditions have in the past adversely affected, and may in the future adversely affect, our operating results.

We are subject to the risks arising from adverse changes in domestic and global economies. For example, the recent domestic and global economic downturn resulted in reduced demand for information technology, including enterprise software and services. The direction and relative strength of the global economy continues to be uncertain and makes it difficult for us to forecast operating results and to make decisions about future investments. It is unknown how long the current conditions will persist or whether they will worsen. Information technology spending has historically declined as general economic and market conditions have worsened. During challenging and uncertain economic times and in tight credit markets, many customers delay or reduce technology purchases. Contract negotiations may become more protracted or difficult if customers institute additional internal approvals for technology purchases or require more negotiation of contract terms and conditions. If these economic conditions return, it could result in reductions in sales of our products, longer sales cycles, difficulties in collection of accounts receivable or delayed payments, slower adoption of new technologies, increased price competition and reductions in the rate at which our customers renew their maintenance agreements and procure consulting services.

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

ITEM 3.	LEGAL PROCEEDINGS

See Note 13 to our Consolidated Financial Statements included in this Annual Report on Form 10-K for information responsive to this item.

ITEM 4.	[REMOVED AND RESERVED]

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the NASDAQ Global Select Market (“NASDAQ”) under the symbol “TIBX.” The following table presents the high and low intra-day sale prices of our common stock on NASDAQ during the fiscal quarters indicated:

Fiscal Year 2010	High	Low
First quarter ended February 28, 2010	$9.94	$8.23
Second quarter ended May 30, 2010	$12.51	$9.17
Third quarter ended August 29, 2010	$14.37	$10.74
Fourth quarter ended November 30, 2010	$20.20	$14.01

Fiscal Year 2009
First quarter ended March 1, 2009	$7.34	$4.12
Second quarter ended May 31, 2009	$7.12	$4.38
Third quarter ended August 30, 2009	$9.87	$6.07
Fourth quarter ended November 30, 2009	$10.18	$8.40

Holders of Record

As of January 20, 2011, there were approximately 1,670 stockholders of record of our common stock.

Dividends

We have never declared or paid any cash dividends on our common stock, and we do not anticipate paying any cash dividends in the foreseeable future. In addition, our revolving credit facility restricts our ability to pay cash dividends, unless there is no default under the facility and our consolidated leverage ratio is less than 1.5:1.0 after giving effect to such dividend.

Equity Compensation Plan Information

For equity compensation plan information, please refer to Item 12 in Part III of this Annual Report on Form 10-K.

Performance Graph

The following graph compares the five-year cumulative total return to stockholders on our common stock for the period ending November 30, 2010, with the cumulative total return of the NASDAQ Composite Index and the S&P Information Technology Index. The graph assumes that $100.00 was invested on November 30, 2005 in each of our common stock, the NASDAQ Composite Index and the S&P Information Technology Index, and that all dividends were reinvested. No cash dividends have been declared or paid on our common stock. The comparisons in the table are required by the SEC and are not intended to forecast or be indicative of possible future performance of our common stock.

	As of November 30,
	2005	2006	2007	2008	2009	2010
TIBCO Software Inc.	$100.00	$111.23	$93.55	$57.83	$102.75	$234.65
NASDAQ Composite Index	$100.00	$111.56	$121.44	$69.71	$98.45	$115.06
S&P Information Technology Index	$100.00	$106.66	$120.59	$68.40	$106.59	$117.84

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

In April 2010, our Board of Directors approved a stock repurchase program pursuant to which we were able to repurchase up to $300.0 million of our outstanding common stock from time to time in the open market or through privately negotiated transactions. In connection with the approval of this program, our Board of Directors also terminated our previous $300.0 million stock repurchase program from April 2008, and the remaining authorized amount of approximately $26.7 million under the April 2008 stock repurchase program was canceled.

Subsequent to the end of our fiscal year, on December 21, 2010, we announced that our Board of Directors approved a new stock repurchase program pursuant to which we may repurchase up to $300.0 million of our outstanding common stock from time to time in the open market or through privately negotiated transactions. In connection with the approval of this program, our Board of Directors also terminated our previous $300.0 million stock repurchase program from April 2010, and the remaining authorized amount of approximately $158.9 million under the April 2010 stock repurchase program was canceled.

The following table provides information about the repurchase of our common stock during the three months ended November 30, 2010:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
August 30 – September 30	2,769,903	$18.18	2,769,903	$211,244,586
October 1 – October 31	2,990,385	$17.52	2,990,385	$158,858,128
November 1 – November 30	—	—	—	$158,858,128

Total	5,760,288	$17.84	5,760,288

ITEM 6.	SELECTED FINANCIAL DATA

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

All amounts presented in the table below are stated in thousands, except for per share data.

	Year Ended November 30,
	2010	2009	2008	2007	2006
Selected Consolidated Statements of Operations Data:
Revenue:
License	$301,532	$247,237	$273,415	$259,313	$240,071
Service and maintenance	452,475	374,151	371,056	318,073	277,208

Total revenue	754,007	621,388	644,471	577,386	517,279

Cost of revenue:
License	35,325	28,252	30,276	24,024	15,936
Service and maintenance	162,468	130,800	147,622	134,877	117,745

Total cost of revenue	197,793	159,052	177,898	158,901	133,681

Gross profit	556,214	462,336	466,573	418,485	383,598
Operating expenses:
Research and development	124,654	108,691	106,594	92,924	85,923
Sales and marketing	240,357	204,212	224,641	197,397	172,768
General and administrative	49,260	46,666	53,046	51,538	44,139
Amortization of acquired intangible assets	16,414	14,165	16,557	13,164	9,454
Acquisition related and other	3,421	—	—	—	—
Restructuring charges (adjustments)	6,953	—	—	(1,095)	(1,042)
Acquired in-process research and Development(1)	—	—	—	1,600	—

Total operating expenses	441,059	373,734	400,838	355,528	311,242

Income from operations	115,155	88,602	65,735	62,957	72,356
Interest and other income, net	(160)	3,983	8,333	17,266	21,373
Interest expense	(4,123)	(2,968)	(3,238)	(2,824)	(3,171)

Income before income taxes and noncontrolling interest	110,872	89,617	70,830	77,399	90,558
Provision for income taxes	32,401	27,097	18,314	25,401	17,694
Net Income	78,471	62,520	52,516	51,998	72,864
Less: Net income attributable to noncontrolling interest	383	218	105	110	—

Net income attributable to TIBCO Software Inc.(2)	$78,088	$62,302	$52,411	$51,888	$72,864

Net income per share attributable to TIBCO Software Inc.:
Basic(2)	$0.49	$0.37	$0.29	$0.26	$0.35
Diluted(2)	$0.46	$0.36	$0.29	$0.25	$0.33
Shares used in computing net income per share attributable to TIBCO Software Inc.:
Basic	160,959	168,970	180,525	198,885	209,538
Diluted	170,953	172,328	183,742	205,316	218,075

(1)

In the first quarter of fiscal year 2010, we adopted new guidance for business combinations which requires in-process research and development (“IPR&D”) to be capitalized at fair value as an indefinite-lived intangible asset until completion or abandonment. Prior to this adoption IPR&D was expensed upon acquisition.

(2)	Net income attributable to TIBCO Software Inc. and net income per share attributable to TIBCO Software Inc. include the impact of share-based payments of $32.2 million, $23.5 million, $21.0 million and $17.6 million for fiscal years 2010, 2009, 2008 and 2007, respectively, which are not included in fiscal year 2006.

	As of November 30,
	2010	2009	2008	2007	2006
Selected Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$245,493	$292,836	$267,473	$265,771	$539,570
Working capital	168,853	218,055	195,822	238,894	529,000
Total assets	1,204,999	1,166,339	1,088,568	1,198,459	1,226,359
Total long-term debt	38,108	42,525	44,558	46,482	48,345
Total TIBCO Software Inc. stockholders’ equity	808,568	796,749	741,643	855,396	946,007

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our revenue consists primarily of license and maintenance fees from our customers, distributors and partners (including system integrators, resellers and business partners who embed our software in their products). In addition, we receive fees from our customers for providing consulting services.

Our revenue is generally derived from a diverse customer base. No single customer represented greater than 10% of total revenue in fiscal years 2010, 2009 or 2008. As of November 30, 2010 and 2009, no single customer had a balance in excess of 10% of our net accounts receivable. We establish allowances for doubtful accounts based on our evaluation of collectability and an allowance for returns and discounts based on specifically identified credits and historical experience.

For the fiscal year ended November 30, 2010, we recorded total revenue of $754.0 million, an increase of 21% over fiscal year 2009. License revenue was $301.5 million, an increase of 22% over the previous year. In addition, we generated cash flow from operations of $148.8 million, for an increase of 29% year-over-year. Diluted earnings per share under generally accepted accounting principles in the United States of America (“GAAP”) was $0.46 in fiscal year 2010 as compared to $0.36 for the fiscal year 2009 for an increase of 28%. We ended the fiscal year with $245.5 million in cash, cash equivalents and short-term investments, while also having spent approximately $204.3 million to repurchase shares of our common stock during the fiscal year.

In fiscal year 2010, we acquired each of: Foresight Corporation (“Foresight”), a leading provider of Electronic Data Interchange (“EDI”) productivity tools and transaction automation solutions; Netrics.com, Inc. (“Netrics”), a provider of data quality software and services; Kabira Technologies, Inc. (“Kabira”), a provider of high performance transaction processing software solutions for communications service providers globally; Proginet Corporation (“Proginet”), a provider of managed file transfer solutions; and OpenSpirit Corporation (“OpenSpirit”), a leading independent provider of data and application integration solutions for the exploration and production segment of the global oil and gas market. In fiscal year 2009, we acquired DataSynapse, Inc. (“DataSynapse”), a provider of enterprise grid and cloud computing software. In fiscal year 2008, we acquired Insightful Corporation (“Insightful”), a provider of statistical data analysis and data mining solutions software.

DataSynapse, Foresight, Netrics, Proginet and OpenSpirit are included in our SOA product group and Insightful and Kabira are included in our business optimization product group.

We currently intend to grow our business by pursuing key initiatives to: broaden our product platform through internal development and acquisitions; increase our sales capacity by expanding our direct sales organization and developing our channel partnerships; expand our product offerings to new vertical markets; and employ marketing programs to increase awareness of us and our products among existing and prospective customers. Whether or not we are successful depends on our ability to: appropriately manage our expenses as we grow our organization; identify or acquire companies or assets at attractive valuations; enter into beneficial channel relationships; develop new products; and successfully execute our marketing and sales strategies.

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

Revenue Recognition.    We recognize license revenue when a signed contract or other persuasive evidence of an arrangement exists, the software has been shipped or electronically delivered, the license fee is fixed or determinable, and collection of the resulting receivable is probable. When contracts contain multiple elements wherein vendor specific objective evidence (“VSOE”) of fair value exists for all undelivered elements, we account for the delivered elements in accordance with the Residual Method prescribed by the authoritative guidance. VSOE of fair value for maintenance and support is established by a stated renewal rate, if substantive, included in the license arrangement or rates charged in stand-alone sales of maintenance and support. We recognize revenue on shipments to resellers when evidence of an end-user arrangement exists. We record revenue net of related costs to the resellers. Provided all other revenue criteria are met, the upfront, minimum, non-refundable license fees from OEM customers are generally recognized upon delivery and on-going royalty fees are generally recognized upon reporting of units shipped.

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

First-year maintenance typically is sold with the related software license and renewed on an annual basis thereafter. Maintenance revenue is deferred and recognized ratably over the term of the maintenance and support period. Consulting and training revenues are typically recognized as the services are performed, usually on a time and materials basis. Such services primarily consist of implementation services related to the installation of our products and generally do not include significant customization, or development of, the underlying software code, typically for twelve months.

Many customers who license our software also enter into separate professional services and training arrangements with us. In determining whether professional services revenue should be accounted for separately from license revenue, we evaluate whether the professional services are considered essential to the functionality of the software using factors such as the nature of our software products; whether they are ready for use by the customer upon receipt; the nature of our implementation services (which typically do not involve significant customization to or development of the underlying software code); the availability of services from other vendors; whether the timing of payments for license revenue is coincident with performance of services and whether milestones or acceptance criteria exist that affect the realizability of the software license fee. Substantially all of our professional services arrangements are billed on a time and materials basis, and, accordingly, are recognized as the services are performed. Contracts with fixed or not-to-exceed fees are recognized on a percentage-of-completion basis. If there is significant uncertainty about the project completion or receipt of payment for professional services, revenue is deferred until the uncertainty is sufficiently resolved. We recognize training revenue as training services are delivered. VSOE of fair value of services, for consulting or training, is based upon standalone sales of these services. For work performed and expenses incurred in advance of invoicing are recorded as unbilled receivables.

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

Allowances for Doubtful Accounts, Returns and Discounts.    We establish allowances for doubtful accounts, returns and discounts based on our review of credit profiles of our customers, contractual terms and conditions, current economic trends and historical payment, return and discount experience. We reassess the allowances for doubtful accounts, returns and discounts each period. Historically, our actual losses and credits have been consistent with these provisions. However, unexpected events or significant future changes in trends could result in a material impact to our future statements of operations and of cash flows. If we made different judgments or utilized different estimates for any period, material differences in the amount and timing of revenue or bad debt expense recognized could result. Our allowances for doubtful accounts, returns and discounts as a percentage of net revenues were approximately 1% in each of fiscal years 2010, 2009 and 2008. See Note 6 to our Consolidated Financial Statements included in this Annual Report on Form 10-K for a summary of activities during the years reported.

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

In the first quarter of fiscal year 2010, we granted our section 16 officers performance-based restricted stock units (“PRSUs”) and, in the second quarter of fiscal year 2010, we granted certain non-section 16 employees PRSUs. We recognize the stock-based compensation expense for our PRSUs based on the probability of achieving certain performance criteria, as defined in the PRSUs agreement. We then estimate the most probable period in which the performance criteria will be met, if at all. Under the terms of the PRSUs, 20% of the PRSUs will be forfeited if, in the fiscal year following achievement of the applicable performance goals, our non-GAAP EPS falls by 10% or more as compared to the non-GAAP EPS achieved for the year that the performance goals were achieved. Therefore, we also assess the probability of this forfeiture when analyzing our stock-based compensation costs for the PRSUs. On a quarterly basis management calculates, based on these estimates, the appropriate compensation cost over the requisite service period using the graded vesting attribution method and then books an adjustment to compensation expense in that reporting period. Due to the long-term nature of the performance goals, assessing the probability of achieving these goals is a highly subjective process that requires judgment. A deferred tax asset is recorded over the vesting period as stock compensation cost is recorded. Our ability to realize the deferred tax asset is ultimately based on the actual value of the stock-based awards upon exercise or release of the restricted stock unit. If the actual value is lower than the fair value determined on the date of grant, it would result in an increase to our income tax expense for the portion of the deferred tax asset that cannot be realized. This could have a material adverse effect on our financial results.

Non-GAAP EPS is defined as the net income attributable to TIBCO Software Inc., adjusted for stock-based compensation expense; amortization and impairment of acquired intangible assets; acquisition related and other expenses; fair value deferred revenue adjustments in accordance with business combination guidance that are at least $5.0 million dollars or greater from acquisitions; the impairment or write-off of goodwill, in-process research and development or intangible assets; restructuring activities; litigation settlements and related third party legal expenses; gains and losses on equity investments; non-recurring extraordinary items; non cash interest income and expense; adjustments in the valuation allowance for deferred tax assets; and the income tax effects of the preceding adjustments; divided by weighted average diluted shares.

Business Combinations.    In accordance with authoritative guidance, we allocate the purchase price of acquired companies to the tangible and intangible assets acquired and liabilities assumed, as well as to in-process research and development based upon their estimated fair values at the acquisition date. The purchase price allocation process requires our management to make significant estimates and assumptions, especially at the acquisition date with respect to intangible assets, support obligations assumed, estimated restructuring liabilities and pre-acquisition contingencies.

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

In the first quarter of fiscal year 2010, we adopted a new accounting standard related to business combinations. Under the new accounting standard, accounting for deferred tax asset valuation allowances, integration costs and uncertain tax position liabilities and costs incurred to effect an acquisition generally results in the recording of expense to our operations as these costs are incurred. This contrasts with how we accounted for these items in prior periods according to the previous accounting standard and related guidance, which generally required that these items be included as a part of the purchase price allocation for the business combination and generally did not impact our results of operations. As a result of the adoption of the new standard, we expect that we will record additional restructuring, income tax and acquisition related and other expenses in our results of operations for any prospective acquisitions that we consummate. The amount, timing and frequency of such expenses are difficult to predict and could materially affect our results of operations and financial position.

Impairment of Goodwill, Intangible Assets and Long-Lived Assets.    Our goodwill and intangible assets result from our corporate acquisition transactions. Goodwill and intangible assets with indefinite useful lives are not amortized, but are instead tested for impairment at least annually or as circumstances indicate their value may no longer be recoverable. We do not carry any intangible assets with indefinite useful lives other than goodwill and in-process research and development. We generally perform our annual impairment test at the end of the fiscal year. As we operate our business in one reporting unit, our goodwill is tested for impairment at the enterprise level. Goodwill impairment testing is a two-step process. For the first step, we screen for impairment, and if any possible impairment exists, we undertake a second step of measuring such impairment by performing the discounted cash flow analyses. These analyses are based on cash flow assumptions that are consistent with the plans and estimates being used to manage our business. In the first step, we review the carrying amount of our reporting unit at enterprise level compared to the “fair value” of the enterprise based on quoted market prices of our common stock. An excess carrying value to fair value would indicate that goodwill may be impaired. If we determined that goodwill may be impaired, then we would compare the “implied fair value” of the goodwill. We periodically re-evaluate our business and have determined that we continue to operate in one segment, which we consider our sole reporting unit. If our assumptions change in the future, we may be required to record impairment charges to reduce the carrying value of our goodwill. Changes in the valuation of goodwill could materially impact our operating results and financial position.

We evaluate the recoverability of our long-lived assets including amortizable intangible and tangible assets in accordance with authoritative guidance. When events or changes in circumstances indicate that the carrying amount of long-lived assets may not be recoverable, we recognize such impairment in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets. Our acquired intangible assets with definite useful lives are amortized on a straight line basis over their useful lives, and periodically tested for impairment. We have not recorded any impairment losses to date. As of November 30, 2010, we had $409.5 million of goodwill, $88.5 million of property and equipment and $104.8 million of acquired intangible assets. If our estimates or the related assumptions change in the future, we may be required to record impairment charges to reduce the carrying value of these assets. Changes in the valuation of long-lived assets could materially impact our operating results and financial position.

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

We assess the likelihood that we will be able to recover our deferred tax assets. We consider all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. If it is not more likely than not that we will recover our deferred tax assets, we will increase our provision for taxes by recording a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable. The available positive evidence at November 30, 2010 included historical operating profits and a projection of future income sufficient to realize most of our remaining deferred tax assets. As of November 30, 2010, it was considered more likely than not that our deferred tax assets would be realized with the exception of certain capital loss and foreign tax credit carryovers as we cannot forecast sufficient future capital gains or foreign source income to realize these deferred tax assets. The valuation allowance of approximately $8.1 million as of November 30, 2010 will result in an income tax benefit if and when we conclude it is more likely than not that the related deferred tax assets will be realized.

As of November 30, 2010, we believed that the amount of deferred tax assets recorded on our balance sheet would ultimately be recovered. However, should there be a change in our ability to recover our deferred tax assets, our tax provision would increase in the period in which we determine that it is more likely than not that we cannot recover our deferred tax assets. If we have to re-establish a full valuation allowance against our deferred tax assets, it would result in an increase of $36.4 million to income tax expense.

U.S. income taxes and foreign withholding taxes have not been provided on a cumulative total of $64.2 million of undistributed earnings for certain non-U.S. subsidiaries. With the exception of our subsidiaries in the United Kingdom and Japan, net undistributed earnings of our foreign subsidiaries are considered to be indefinitely reinvested, and accordingly, no provision for U.S. income taxes has been provided thereon. We have sufficient cash reserves in the U.S. and do not require repatriation of our foreign earnings. We intend to use the undistributed earnings for acquisitions, local operations expansion and to meet local operating expense requirements. Upon distribution of these earnings in the form of dividends or otherwise, we will be subject to U.S. income taxes net of available foreign tax credits associated with these earnings. Determination of the amount of unrecognized deferred tax liability related to these earnings is not practicable.

See Note 19 to our Consolidated Financial Statements included in this Annual Report on Form 10-K.

Results of Operations

The following table presents certain Consolidated Statements of Operations data as percentages of total revenue for the periods indicated:

	Year Ended November 30,
	2010	2009	2008
Revenue:
License	40%	40%	42%
Service and maintenance	60	60	58

Total revenue	100	100	100

Cost of revenue:
License	5	5	5
Service and maintenance	22	21	23

Total cost of revenue	27	26	28

Gross profit	73	74	72

Operating expenses:
Research and development	17	17	17
Sales and marketing	32	33	35
General and administrative	6	8	8
Amortization of acquired intangible assets	2	2	2
Acquisition related and other	—	—	—
Restructuring charges	1	—	—

Total operating expenses	58	60	62

Income from operations	15	14	10
Interest income	—	—	1
Interest expense	(1)	—	—
Other income (expense), net	—	—	—

Income before provision for income taxes and noncontrolling interest	14	14	11
Provision for income taxes	4	4	3

Net income	10	10	8
Less: Net income attributable to noncontrolling interest	—	—	—

Net income attributable to TIBCO Software Inc.	10%	10%	8%

Our Consolidated Results of Operations have included incremental revenue and costs related to the acquisitions of Foresight, Netrics, Kabira, Proginet, and OpenSpirit in fiscal year 2010, DataSynapse in fiscal year 2009 and Insightful in fiscal year 2008. In connection with these acquisitions, we have incurred additional expenses, including amortization of intangible assets and acquired technology; stock-based compensation; personnel and related costs; facility and infrastructure costs; and other charges.

All amounts presented in the tables in the Results of Operations are stated in thousands of dollars, except percentages and unless otherwise stated.

Total Revenue

Our total revenue consisted primarily of license, service and maintenance fees from our customers and partners.

	Year Ended November 30,			Percentage Change
	2010	2009	2008	2009 to 2010	2008 to 2009
Total revenue	$754,007	$621,388	$644,471	21%	(4)%

Total revenue in fiscal year 2010 compared to fiscal year 2009 increased by $132.6 million or 21%. The increase was primarily due to a $54.3 million or 22% increase in license revenue and a $78.3 million or 21% increase in service and maintenance revenue. Geographically, we experienced growth in total revenue from the Americas and APJ in fiscal year 2010. Our total revenue increased by $92.9 million or 29% in Americas, $17.6 million or 7% in EMEA and $22.2 million or 45% in the APJ in fiscal year 2010. See Note 22 to our Consolidated Financial Statements included in this Annual Report on Form 10-K for further details on total revenue by region.

We had no single customer that accounted for more than 10% of total revenue in fiscal years 2010, 2009 or 2008. Our products are licensed by companies worldwide in diverse industries, and a high percentage of our revenue is from the financial services, telecommunications, energy, government, manufacturing and life sciences sectors.

Total revenue in fiscal year 2009 compared to fiscal year 2008 decreased by $23.1 million or 4%. The decrease was primarily due to a $26.2 million or 10% decrease in license revenue, which was partially offset by a $3.1 million or 1% increase in service and maintenance revenue. Our total revenue decreased by $14.4 million or 23% in APJ, $5.5 million or 2% in the Americas and $3.2 million or 1% in EMEA in fiscal year 2009.

License Revenue

	Year Ended November 30,			Percentage Change
	2010	2009	2008	2009 to 2010	2008 to 2009
License revenue	$301,532	$247,237	$273,415	22%	(10)%
Percentage of total revenue	40%	40%	42%

We license a wide range of products to customers in various industries and geographic regions. License revenue increased by $54.3 million or 22% in fiscal year 2010 compared to fiscal year 2009. The increase consisted of a $32.8 million increase in SOA, a $19.5 million increase in business optimization and a $2.0 million increase in BPM. License revenue decreased by $26.2 million or 10% in fiscal year 2009 compared to fiscal year 2008. The reduction was primarily due to a $19.8 million decrease in business optimization and a $7.6 million decrease in BPM, which were partially offset by a $1.2 million increase in SOA.

Our license revenue in fiscal years 2010, 2009 and 2008 was derived from the following three product solutions: SOA, business optimization and BPM.

	Year Ended November 30,
	2010	2009	2008
SOA	62%	62%	56%
Business optimization	27	25	32
BPM	11	13	12

Total license revenue	100%	100%	100%

Our license revenue in a particular period is dependent upon the timing and number of license deals and their relative size. Selected data about our license revenue deals recognized for the respective periods is summarized as follows:

	Year Ended November 30,
	2010	2009	2008
Number of license deals of $1.0 million or more	60	58	55
Number of license deals of $0.1 million or more	458	366	414
Average size of license deals of $0.1 million or more (in millions)	$0.6	$0.6	$0.6

Cost of License Revenue

	Year Ended November 30,			Percentage Change
	2010	2009	2008	2009 to 2010	2008 to 2009
Cost of license revenue	$35,325	$28,252	$30,276	25%	(7)%
Percentage of total revenue	5%	5%	5%
Percentage of license revenue	12%	11%	11%

Cost of license revenue mainly consisted of royalty costs and amortization of developed technologies acquired through corporate acquisitions. Cost of license revenue increased by $7.1 million or 25% in fiscal year 2010 compared to fiscal year 2009, and decreased by $2.0 million or 7% in fiscal year 2009 compared to fiscal year 2008 The increase in fiscal year 2010 was primarily due to a $2.6 million increase in amortization of acquired technologies, a $2.6 million increase in royalty costs and a $2.0 million increase in cost of goods sold. The decrease in fiscal year 2009 was primarily due to a $2.3 million decrease in amortization of acquired technologies, mainly associated with the Staffware acquired technologies which were fully amortized in the second quarter of fiscal year 2009. The decrease was partially offset by a $0.3 million increase in royalty costs.

Service and Maintenance Revenue and Costs

	Year Ended November 30,			Percentage Change
	2010	2009	2008	2009 to 2010	2008 to 2009
Service and maintenance revenue	$452,475	$374,151	$371,056	21%	1%
Percentage of total revenue	60%	60%	58%
Cost of service and maintenance revenue	$162,468	$130,800	$147,622	24%	(11)%
Percentage of total revenue	22%	21%	23%
Percentage of service and maintenance revenue	36%	35%	40%

Service and maintenance revenue increased by $78.3 million or 21% in fiscal year 2010 compared to fiscal year 2009. The increase in fiscal year 2010 was the result of a $42.4 million increase in maintenance revenue and a $35.9 million increase in consulting and training services revenue. Service and maintenance revenue increased by $3.1 million or 1% in fiscal year 2009 compared to fiscal year 2008. The increase in fiscal year 2009 was the result of a $17.3 million increase in maintenance revenue, which was partially offset by a $14.2 million decrease in consulting and training services revenue. Maintenance revenue increased primarily due to continued growth in our installed software base in fiscal years 2010 and 2009. In fiscal year 2010, consulting revenue increased due to an increase in both the number and size of engagements, reflecting our increased focus on providing more services to our customers.

Cost of service and maintenance revenue consisted primarily of compensation and other related expenses for consultants, customer support personnel and third-party contractors associated with providing consulting services and stock-based compensation expense. The $31.7 million or 24% increase in fiscal year 2010 compared to fiscal year 2009 resulted primarily from an increase of $19.5 million in employee-related expenses, an increase of $6.9 million in subcontractors costs, an increase of $3.8 million in travel expenses, an increase of $1.0 million in facilities expenses and an increase of $0.3 million in information technology-related expenses. Increased employee-related expenses were primarily due to an increase in professional services and customer support staff. Increased subcontractors costs were also directly related to increased service revenue in fiscal year 2010. The $16.8 million or 11% decrease in fiscal year 2009 compared to fiscal year 2008 resulted primarily from a decrease of $7.7 million in employee-related expenses, a decrease of $3.6 million in subcontractors costs, a decrease of $3.0 million in travel expenses and a decrease of $2.1 million in facilities expenses. The decreases in employee-related expenses and travel expenses were primarily due to a reduction in salaries and travel. Decreased subcontractors costs were also directly related to decreased service revenue in fiscal year 2009.

Research and Development Expenses

Research and development expenses consisted primarily of employee-related expenses, including salary, bonus, benefits, stock-based compensation expenses, recruiting expense and office support, third-party contractor fees and related costs associated with the development and enhancement of our products.

	Year Ended November 30,			Percentage Change
	2010	2009	2008	2009 to 2010	2008 to 2009
Research and development expenses	$124,654	$108,691	$106,594	15%	2%
Percentage of total revenue	17%	17%	17%

Total research and development expenses increased by $16.0 million or 15% in fiscal year 2010 compared to fiscal year 2009 and was primarily due to a $13.7 million increase in employee-related expenses, a $1.6 million increase in facilities expenses and a $0.9 million increase in travel expenses, which were partially offset by a $0.3 million decrease in contractor expenses. The increase in employee-related expenses was primarily due to an increase in headcount and variable compensation.

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

	Year Ended November 30,			Percentage Change
	2010	2009	2008	2009 to 2010	2008 to 2009
Sales and marketing expenses	$240,357	$204,212	$224,641	18%	(9)%
Percentage of total revenue	32%	33%	35%

Total sales and marketing expenses increased by $36.1 million or 18% in fiscal year 2010 compared to fiscal year 2009 and was primarily due to a $29.7 million increase in employee-related expenses, a $5.6 million increase in travel expenses and a $2.1 million increase in marketing programs, which were partially offset by a $1.1 million decrease in referral fees and a $0.2 million decrease in facilities expenses. The increase in employee-related expenses was primarily due to an increase in headcount and variable compensation. The increase in travel expenses and marketing programs was due to increased sales and marketing activities.

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

	Year Ended November 30,			Percentage Change
	2010	2009	2008	2009 to 2010	2008 to 2009
General and administrative expenses	$49,260	$46,666	$53,046	6%	(12)%
Percentage of total revenue	7%	8%	8%

Total general and administrative expenses increased by $2.6 million or 6% in fiscal year 2010 compared to fiscal year 2009 and was primarily due to a $4.9 million increase in employee-related expenses and a $0.6 million increase in consulting expenses, which were partially offset by a $2.9 million decrease in fees and charges.

The $6.4 million or 12% decrease in general and administrative expenses in fiscal year 2009 compared to fiscal year 2008 was primarily due to a $3.4 million decrease in consulting expenses, a $1.8 million decrease in fees and charges and a $1.7 million decrease in employee-related expenses. The decrease in consulting expenses was primarily due to reduction in the use of consultants and lower billing rates for the consultants.

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

	Year Ended November 30,			Percentage Change
	2010	2009	2008	2009 to 2010	2008 to 2009
Amortization of acquired intangible assets:
In cost of revenue	$16,080	$13,463	$15,745
In operating expenses	16,414	14,165	16,557

Total amortization expenses	$32,494	$27,628	$32,302	18%	(14)%

Percentage of total revenue	4%	4%	5%

Amortization expenses increased by $4.9 million or 18% in fiscal year 2010 compared to fiscal year 2009. The increases in amortization expenses in fiscal year 2010 were primarily due to the additional amortization related to intangible assets acquired through our acquisitions in fiscal year 2010. Amortization expenses decreased by $4.7 million or 14% in fiscal year 2009 compared to fiscal year 2008. The decreases in amortization expenses in fiscal year 2009 were primarily due to Staffware acquired technologies which were fully amortized in the second quarter of fiscal year 2009. The decreases were partially offset by the additional amortization related to intangible assets acquired in the acquisition of DataSynapse in the third quarter of fiscal year 2009. See Note 8 to our Consolidated Financial Statements included in this Annual Report on Form 10-K for further details on acquired intangible assets.

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

As of the beginning of fiscal year 2010, acquisition related and other expenses are recorded as expenses in our statements of operations. These amounts were historically capitalized as part of the acquisition pursuant to previous accounting rules. These costs are primarily direct transaction costs such as professional services fees with the exception of employee severance, which is an indirect cost.

	Year Ended November 30,			Percentage Change
	2010	2009	2008	2009 to 2010	2008 to 2009
Acquisition related and other expenses
Transitional and other employee related costs	$349	$—	$—
Professional services fees and other	3,072

Total acquisition related and other expenses	$3,421	$—	$—	n/a	n/a

Percentage of total revenue	—%	—%	—%

Restructuring Charges

	Year Ended November 30,			Percentage Change
	2010	2009	2008	2009 to 2010	2008 to 2009
Restructuring charges	$6,953	$—	$—	n/a	n/a
Percentage of total revenue	1%	—%	—%

During fiscal year 2010, we recorded $7.0 million in restructuring charges related our 2010 Restructuring Plan. The restructuring charges were primarily related to excess facilities and other corporation actions arising from the recent acquisition of Kabira. Also see Note 9 to our Consolidated Financial Statements included in this Annual Report on Form 10-K for further discussion on restructuring charges.

Stock-Based Compensation

The stock-based compensation expenses included in our Consolidated Statements of Operations corresponding to the same functional lines as cash compensation paid to the same employees in the respective departments are as follows:

	Year Ended November 30,			Percentage Change
	2010	2009	2008	2009 to 2010	2008 to 2009
Stock-based compensation expenses:
Cost of license	$26	$39	$33
Cost of service and maintenance	2,883	2,487	2,579

Total in cost of revenue	2,909	2,526	2,612	15%	(3)%
Research and development	8,065	5,597	4,584
Sales and marketing	11,390	7,440	6,963
General and administrative	9,884	7,983	6,813

Total in operating expenses	29,339	21,020	18,360	40%	14%

Total	$32,248	$23,546	$20,972	37%	12%

Percentage of total revenue	4%	4%	3%

Total stock-based compensation expenses increased by $8.7 million or 37% in fiscal year 2010 compared to fiscal year 2009. The increase is primarily due to a $5.0 million stock-based compensation expenses related to PRSUs.

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

Interest Income

	Year Ended November 30,			Percentage Change
	2010	2009	2008	2009 to 2010	2008 to 2009
Interest income	$1,349	$2,265	$9,115	(40)%	(75)%
Percentage of total revenue	—%	—%	1%

Interest income decreased by $0.9 million or 40% in fiscal year 2010 compared to fiscal year 2009 and by $6.9 million or 75% in fiscal year 2009 compared to fiscal year 2008. The decreases in interest income in fiscal year 2010 compared to fiscal year 2009 and in fiscal year 2009 compared to fiscal year 2008 were primarily due to significantly lower returns from investments.

Interest Expense

	Year Ended November 30,			Percentage Change
	2010	2009	2008	2009 to 2010	2008 to 2009
Interest expense	$(4,123)	$(2,968)	$(3,238)	39%	(8)%
Percentage of total revenue	1%	—%	—%

Interest expense was primarily related to the fees on a $150.0 million unsecured revolving credit facility and a $54.0 million mortgage note.

Interest expense increased by $1.2 million or 39% in fiscal year 2010 compared to fiscal year 2009 and decreased by $0.3 million or 8% in fiscal year 2009 compared to fiscal year 2008. The increase in fiscal year 2010 was primarily due to the fees on the unsecured revolving credit facility, mainly the commitment fee on the $145.5 million of available credit under the facility. See Note 10 to our Consolidated Financial Statements included in this Annual Report on Form 10-K for further detail on the Credit Agreement.

The $54.0 million mortgage note was issued in connection with the purchase of our corporate headquarters in June 2003, and carries a 20-year amortization. In the second quarter of fiscal year 2007, we amended the mortgage note payable such that it now carries a fixed annual interest rate of 5.50%. The balance of the mortgage note as of November 30, 2010, was $40.4 million. The $34.4 million principal balance that will remain at the end of the ten-year term will be due as a final lump sum payment on July 1, 2013. See Note 10 to our Consolidated Financial Statements included in this Annual Report on Form 10-K for further detail on the mortgage note payable.

Other Income (Expense), net

Other income (expense), net, included realized gains and losses on investments, foreign exchange gain (loss) and other miscellaneous income and expense items.

	Year Ended November 30,			Percentage Change
	2010	2009	2008	2009 to 2010		2008 to 2009
Other income (expense):
Foreign exchange gain (loss)	$(1,914)	$1,655	$(1,081)
Realized gain (loss) on investments	444	(108)	360
Other income (expense), net	(39)	171	(61)

Total other income (expense), net	$(1,509)	$1,718	$(782)	*	%	*	%

Percentage of total revenue	—%	—%	—%

*	Percentage is not meaningful

The decrease in other income (expense) in absolute dollars in fiscal year 2010 compared to fiscal year 2009 was primarily due to $1.9 million of foreign exchange losses in fiscal year 2010 compared to $1.7 million of foreign exchange gains in fiscal year 2009.

The increase in other income (expense) in absolute dollars in fiscal year 2009 compared to fiscal year 2008 was primarily due to $1.7 million of foreign exchange gains in fiscal year 2009 compared to $1.1 million of foreign exchange losses in fiscal year 2008.

Income Taxes

	Year Ended November 30,			Percentage Change
	2010	2009	2008	2009 to 2010	2008 to 2009
Provision for (benefit from) income tax	$32,401	$27,097	$18,314	20%	48%
Effective tax rate	29%	30%	26%

The effective tax rate was 29%, 30% and 26% in fiscal years 2010, 2009 and 2008, respectively. The effective tax rate in fiscal year 2010 differed from the statutory rate of 35% primarily due to the benefits resulting from the reorganization of certain foreign entities, foreign income taxed at rates lower than the U.S. statutory rate and research and development credits which was partially offset by the tax impact of certain stock compensation charges, acquisition related costs and state income tax expense. The effective tax rate in fiscal year 2009 differed from the statutory rate of 35% primarily due to the benefits resulting from the reorganization of certain foreign entities, foreign income taxed at rates lower than the U.S. statutory rate, research and development credits which was partially offset by the tax impact of certain stock compensation charges and state income tax expense. The effective tax rate in fiscal year 2008 differed from the statutory rate of 35% primarily due to the benefits resulting from the reorganization of certain foreign entities, foreign income taxed at rates lower than the U.S. statutory rate, research and development credits and the release of valuation allowance resulting from the ability to claim foreign tax credits against our foreign source income, which was partially offset by the tax impact of certain stock compensation charges and state income tax expense.

The expiration of a statute of limitations in the United Kingdom resulted in a favorable tax effect of $2.5 million of which $2.3 million has been recorded as a discrete item in the second quarter of fiscal year 2010.

Effective December 1, 2010, we changed our organizational structure which resulted in the centralization of the majority of our international operations in the Netherlands. As a result of this change, we believe we will realize a benefit in our effective tax rate beginning in fiscal year 2011.

On December 17, 2010, the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010 (H.R. 4853) was signed into law which extends the federal research and development credit through December 31, 2011. The federal research and development credit was reinstated retroactively to January 1, 2010. The estimated fiscal year 2010 credit is $2.8 million, of which $0.2 million was recognized as research and development credit in fiscal year 2010 because the research and development credit was only available for the month of December 2009. We will recognize the retroactive benefit for the eleven months of the federal research and development credit of $2.6 million as a discrete item in the first quarter of fiscal year 2011, the period in which the reinstatement was enacted. In addition, there have been several international tax provisions recently enacted which could impact our effective tax rate and we continue to evaluate the potential impact.

In February 2009, the California 2009-2010 budget legislation was signed into law. One of the major components of this legislation is the ability to elect to apply a single sales factor apportionment for years beginning after January 1, 2011. As a result of our anticipated election of the single sales factor, we are required to re-measure our deferred taxes taking into account the reversal pattern and the expected California tax rate under the elective single sales factor. We have determined that by electing a single sales factor apportionment, our California deferred tax assets will decrease by approximately $1.1 million (net of federal benefit). The tax impact of $1.1 million has been recorded as a discrete item in the first quarter of fiscal year 2009. We continue to assess and estimate the reversal of the noncurrent deferred tax assets and liabilities at the anticipated tax rate for fiscal year 2012.

See Note 19 to our Consolidated Financial Statements included in this Annual Report on Form 10-K.

Liquidity and Capital Resources

Current Cash Flows

As of November 30, 2010, we had cash, cash equivalents and short-term investments totaling $245.5 million, representing a decrease of $47.3 million from November 30, 2009. Our total cash and cash equivalents balance was $244.0 million as of November 30, 2010. As of November 30, 2010, our short-term available-for-sale investments totaled $1.5 million, consisting of term deposits and mortgage-backed securities.

Net cash provided by operating activities in fiscal year 2010 was $148.8 million, resulting from net income of $78.5 million and adjusted for $79.0 million in non-cash charges, which were partially offset by a $8.7 million net change in assets and liabilities. The non-cash charges included depreciation and amortization, stock-based compensation, tax benefits related to stock benefit plans and other non-cash adjustments, less excess tax benefits from stock-based compensation recorded in financing activities and deferred income tax. Net change in assets and liabilities included an increase in accounts receivable due to increased total revenue in the fourth quarter of fiscal year 2010, a decrease in prepaid expenses and other assets, an increase in accounts payable, a decrease in accrued liabilities and restructuring costs and an increase in deferred revenue.

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

Net cash used in investing activities was $91.1 million in fiscal year 2010, resulting primarily from cash used, net of cash acquired, of $78.6 million for the OpenSpirit, Proginet, Kabira, Netrics and Foresight acquisitions, cash used of $6.4 million in capital expenditures, $5.5 million in restricted cash pledged as security and cash used of $1.3 million in the purchase of short-term investments, which were partially offset by $0.5 million of proceeds from private equity investments and $0.2 million of proceeds from short-term investments. In addition, we used part of the net proceeds from sales of short-term investments to finance our stock repurchase program.

Net cash used in financing activities was $105.5 million in fiscal year 2010, resulting primarily from our $204.3 million repurchase of shares of our common stock on the open market and $3.5 million repayment of long-term debt, less $80.8 million cash received from the exercise of stock options and the sale of stock under our Employee Stock Purchase Program and $21.5 million in excess tax benefits from stock-based compensation.

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

In April 2010, our Board of Directors approved a stock repurchase program pursuant to which we were able to repurchase up to $300.0 million of our outstanding common stock from time to time in the open market or through privately negotiated transactions. In connection with the approval of this program, our Board of Directors also terminated our previous $300.0 million stock repurchase program from April 2008, and the remaining authorized amount of approximately $26.7 million under the April 2008 program was canceled.

Subsequent to the end of our fiscal year, on December 21, 2010, we announced that our Board of Directors approved a new stock repurchase program pursuant to which we may repurchase up to $300.0 million of our outstanding common stock from time to time in the open market or through privately negotiated transactions. In connection with the approval of this program, our Board of Directors also terminated our previous $300.0 million stock repurchase program from April 2010, and the remaining authorized amount of approximately $158.9 million under the April 2010 stock repurchase program was canceled.

In fiscal year 2010, we repurchased approximately 15.1 million shares of our outstanding common stock at an average price of $13.54 per share pursuant to the programs, for an aggregate purchase price of approximately $204.3 million.

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

Line of Credit

In November 2009, we entered into a $150.0 million unsecured revolving credit facility (the “Credit Agreement”) that matures in November 2012. The revolving credit facility is available for cash borrowings up to $150.0 million, with a sublimit for the issuance of standby letters of credit in a face amount up to $25.0 million and swing line loans up to $10.0 million. As of November 30, 2010, no borrowings were outstanding under the Credit Agreement and a $4.5 million irrevocable letter of credit was outstanding, leaving $145.5 million of available credit for cash borrowings, of which $20.5 million is available for additional letters of credit. Revolving loans accrue interest at a per annum rate based on either (i) the base rate plus a margin ranging from 2.25% to 3.00%, depending on TIBCO’s consolidated leverage ratio or (ii) the LIBOR rate plus a margin ranging from 3.25% to 4.00%, depending on TIBCO’s consolidated leverage ratio, for various interest periods. The base rate is defined as the highest of (i) the administrative agent’s prime rate (ii) the federal funds rate plus a margin equal to 0.50%, and (iii) except during a period when LIBOR rates are unavailable, the LIBOR rate for a one month interest period plus a margin equal to 1.00%. Swing line loans accrue interest at a per annum rate based on the base rate plus a margin ranging from 2.25% to 3.00%. A commitment fee is applied to the un-borrowed amount at a per annum rate ranging from 0.50% to 0.75%. Under this Credit Agreement, we must maintain a minimum consolidated interest coverage ratio of 3.5:1.0 and a maximum consolidated leverage ratio of 2.5:1.0 in addition to other customary affirmative and negative covenants.

We also have a $20.0 million revolving line of credit that matures on June 17, 2011. The revolving line of credit is available for cash borrowings and for the issuance of letters of credit up to $20.0 million. As of November 30, 2010, no borrowings were outstanding under the facility and three irrevocable letters of credit in the amounts of $13.0 million, approximately $1.0 million and $0.4 million were outstanding, leaving approximately $5.6 million of available credit for additional letters of credit or cash borrowings. The $13.0 million irrevocable letter of credit outstanding was issued in connection with the mortgage note payable. The letter of credit automatically renews for successive one-year periods, until the mortgage note payable has been satisfied in full. The approximate $1.0 million and $0.4 irrevocable letters of credit outstanding were issued in connection with two sales transactions denominated in foreign currency and will remain outstanding until July 2012 and November 2012, respectively. The line of credit, as amended, contains financial covenants identical to those of the Credit Agreement, as well as other customary affirmative and negative covenants. As of November 30, 2010, we were in compliance with all covenants under the revolving line of credit.

Guarantee Credit Line

We have an approximately $9.1 million revolving guarantee credit line available for issuance of bank guarantees denominated in foreign currency. Issued bank guarantees were approximately $8.6 million and

$4.1 million in fiscal years 2010 and 2009, respectively, and were collateralized by pledging the equivalent amount under restricted cash as required under our guarantee credit line. Other various contractual commitments also require us to pledge cash as security under restricted cash. As of November 30, 2010 and 2009, we had restricted cash of $10.5 million and $5.6 million, respectively, which is included in Other Assets on our Consolidated Balance Sheets.

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

We value our cash, cash equivalents, and investment instruments by using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. The types of instruments valued based on quoted market prices in active markets include money market securities. We do not adjust the quoted price for such instruments. The types of instruments valued based on quoted prices in markets that are not active, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency include term deposits and mortgage-backed products. The price for each security at the measurement date is derived from various sources. Periodically, management assesses the reasonableness of these sourced prices by comparing them to the prices provided by our portfolio managers to derive the fair value of these financial instruments. Historically, we have not experienced significant deviation between the sourced prices and our portfolio managers’ prices. Management assesses the inputs of the pricing in order to categorize the financial instruments into the appropriate hierarchy levels.

Commitments

In June 2003, we purchased our corporate headquarters with a $54.0 million mortgage note to lower our operating costs. The mortgage note payable carries a 20-year amortization and, as amended in the second quarter of fiscal year 2007, a fixed annual interest rate of 5.50%. The principal balance of $34.4 million that will be remaining at the end of the 10-year term will be due as a final lump sum payment on July 1, 2013. Under the applicable terms of the mortgage note agreements, we are prohibited from acquiring another company without prior consent from the lender unless we maintain at least $50.0 million of cash or cash equivalents and meet other non-financial terms as defined in the agreements. In addition, we are subject to certain non-financial covenants as defined in the agreements. We were in compliance with all covenants as of November 30, 2010.

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

As of November 30, 2010, our contractual commitments associated with indebtedness, lease obligations and restructuring are as follows (in thousands):

	Total	2011	2012	2013	2014	2015	Thereafter
Operating commitments:
Debt principal	$40,377	$2,269	$2,397	$35,711	$—	$—	$—
Debt interest	5,483	2,164	2,036	1,283	—	—	—
Operating leases	32,433	11,608	7,997	5,767	3,746	1,618	1,697

	78,293	16,041	12,430	42,761	3,746	1,618	1,697

Restructuring-related commitments:
Gross lease obligations	2,118	1,345	668	105	—	—	—
Committed sublease income	(999)	(566)	(366)	(67)	—	—	—

	1,119	779	302	38	—	—	—

Total commitments	$79,412	$16,820	$12,732	$42,799	$3,746	$1,618	$1,697

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

Future minimum lease payments under restructured non-cancelable operating leases as of November 30, 2010 are included in Accrued Restructuring Costs on our Consolidated Balance Sheets. See also Note 9 to our Consolidated Financial Statements included in this Annual Report on Form 10-K for further details on accrued restructuring costs.

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

Off-Balance Sheet Arrangements

As of November 30, 2010, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

Recent Accounting Pronouncements

Recent accounting pronouncements are detailed in Note 2 to our Consolidated Financial Statements included in this Annual Report on Form 10-K.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to the impact of foreign currency fluctuations and interest rate changes.

Foreign Currency Risk

We conduct business in the Americas, EMEA and APJ. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or changes in economic conditions in foreign markets. The majority of our transactions are currently made in U.S. dollars. In addition, we transact business in approximately 20 foreign currencies worldwide, of which the most significant to our operations in fiscal year 2010 was the EURO. We enter into forward contracts with financial institutions to manage our currency exposure related to net assets and liabilities denominated in foreign currencies, and these forward contracts are generally settled monthly. We do not enter into derivative financial instruments for trading purposes.

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

As of November 30, 2010, we had nine outstanding forward contracts with a total notional amount of $61.6 million, which are summarized as follows (in thousands):

	Notional Value Local Currency	Notional Value USD	Fair Value Gain (Loss) USD
Forward contracts sold:
EURO	40,200	$52,214	$952
Australian dollar	2,500	2,390	11
British pound	3,200	4,967	25
Brazilian real	4,900	2,832	(3)
Korean won	960,000	827	(5)
South African rand	6,500	909	(7)
Swiss franc	2,800	2,801	(12)
New Taiwan dollar	30,000	984	(11)
Forward contracts bought:
Swedish krona	44,500	6,329	(12)

		$61,595	$938

Interest Rate Risk

Historically, our exposure to market rate risk for changes in interest rates related primarily to our investment portfolio. Our investment policy is designed to protect and preserve invested funds by limiting default, market and investment risk. As of November 30, 2010, we had an investment portfolio of fixed interest bearing term deposits and income securities totaling $1.5 million, excluding those classified as cash and cash equivalents. These securities are classified as available-for-sale and are recorded on the balance sheets at fair market value with unrealized gains or losses reported under Accumulated Other Comprehensive Income (Loss), a separate component of stockholders’ equity.

Currently, we invest our cash primarily in money market funds. In general, money market funds are not considered to be subject to interest rate risk because the interest paid on such funds fluctuates with the prevailing interest rate. As of November 30, 2010, our cash and cash equivalents totaled $244.0 million, of which $37.0 million was in money market funds.

As of November 30, 2010, a hypothetical 100 basis point increase in interest rates would not have an impact on the fair value of our available-for-sale debt securities.

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

We assessed the effectiveness of our internal control over financial reporting as of November 30, 2010. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on the results of our assessment using those criteria, management concluded that our internal control over financial reporting was effective as of November 30, 2010.

The effectiveness of our internal control over financial reporting as of November 30, 2010, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report that appears on page F-2 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting.    There were no changes in our internal control over financial reporting that occurred during the fourth quarter of fiscal year 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Except as set forth below, the information required by this Item is incorporated by reference to the sections entitled “Board of Directors,” “Election of Directors,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for the 2011 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended November 30, 2010.

Executive Officers

The name of and certain information regarding each of our current executive officers as of November 30, 2010 are set forth below.

Vivek Y. Ranadivé, age 53, has served as our Chairman and Chief Executive Officer since our inception. Mr. Ranadivé founded Teknekron Software Systems, Inc., our predecessor company, in 1985.

Sydney L. Carey, age 46, has served as our Executive Vice President, Chief Financial Officer, since January 2009, and has served in various capacities with us since January 2004. From February 2002 to January 2004, Ms. Carey was Chief Financial Officer of Vernier Networks. From December 2000 until February 2002, Ms. Carey was Chief Financial Officer of Pacific Broadband Communications.

William R. Hughes, age 50, has served as our Executive Vice President, General Counsel and Secretary since July 2004 and has served in various capacities with us since September 1999. Between 1989 and his joining TIBCO in 1999, Mr. Hughes held several in-house legal positions in the technology industry in Europe and the United States. Prior to 1989, Mr. Hughes worked in private practice in the areas of corporate, finance and intellectual property law.

Thomas Laffey, age 55, has served as our Executive Vice President, Products and Technology, since June 2005 and has served in various capacities with us since April 2002. Prior to joining TIBCO, Mr. Laffey was a co-founder of Talarian Corporation, a provider of middleware, where he was responsible for engineering and product direction.

Ram Menon, age 45, has served as our Executive Vice President, Worldwide Marketing since July 2006 and has served in various capacities with us since July 1999. Prior to joining TIBCO, Mr. Menon was with Accenture, a global consulting firm, where he specialized in supply chain and e-commerce strategy consulting with Global 1000 companies.

Murray D. Rode, age 46, has served as our Executive Vice President, Chief Operating Officer since January 2009 and has served in various capacities with us since February 1995. Prior to joining TIBCO, Mr. Rode was a management consultant with a major international consulting firm, where he specialized in the areas of technology strategy and planning, business process re-engineering and project management.

Murat Sonmez, age 47, has served as our Executive Vice President, Global Field Operations since April 2007 and has served in various capacities with us since October 2003 and from January 1994 to July 2002. From August 2002 to September 2003, Mr. Sonmez served as Executive Vice President, Operations at Centrata, a utility computing software firm.

Troy O. Mitchell, age 50, has served as our Vice President, Corporate Controller since February 2009 and has served in various capacities with us since September 2004. From April 2002 to August 2004, Mr. Mitchell held a number of positions at Portal Software, including Corporate Controller.

Code of Ethics

We have adopted a Code of Ethics for Chief Executive and Senior Financial Officers that applies to our Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, Corporate Controller and all others performing similar functions. The Code of Ethics is available on our website at http://www.tibco.com/company/investor_info/corporate_governance/code_ethics. If we make any substantive amendments to the Code of Ethics or grant any waiver, including any implicit waiver, from a provision of the code to our Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, Corporate Controller or others providing similar functions, we will disclose the nature of such amendment or waiver on our website or in a current report on Form 8-K.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the sections entitled “Compensation Discussion and Analysis,” “Election of Directors—Fiscal Year 2010 Director Compensation,” “Board of Directors—Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in our Proxy Statement for the 2011 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended November 30, 2010.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item regarding security ownership of certain beneficial owners and management is incorporated by reference to the section entitled “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement for the 2011 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended November 30, 2010.

The information required by this item regarding equity compensation plans is incorporated by reference to the section entitled “Executive Compensation—Equity Compensation Plan Information” in our Proxy Statement for the 2011 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended November 30, 2010.

ITEM 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Party Transactions

The information required by this item regarding certain relationships and related party transactions is incorporated by reference to the section entitled “Board of Directors—Related Party Transactions Policy and Procedures” in our Proxy Statement for the 2011 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended November 30, 2010.

Director Independence

The information required by this item regarding director independence is incorporated by reference to the section entitled “Board of Directors—Director Independence and Presiding Director” in our Proxy Statement for the 2011 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended November 30, 2010.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference to the section entitled “Ratification of Appointment of Independent Auditors—Fees Paid to the Independent Auditors” and “Ratification of Appointment of Independent Auditors—Audit Committee Pre-Approval of Audit and Non-Audit Services of the Independent Auditors” in our Proxy Statement for the 2011 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended November 30, 2010.

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

(c) Financial Statement Schedules.    Reference is made to Item 15(a)(2) above.

TIBCO SOFTWARE INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

TIBCO Software Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index, present fairly, in all material respects, the financial position of TIBCO Software Inc. and its subsidiaries at November 30, 2010 and November 30, 2009, and the results of their operations and their cash flows for each of the three years in the period ended November 30, 2010 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of November 30, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/    PRICEWATERHOUSECOOPERS LLP

San Jose, California

January 28, 2011

TIBCO SOFTWARE INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	November 30,
	2010	2009
Assets
Current assets:
Cash and cash equivalents	$243,989	$292,529
Short-term investments	1,504	307
Accounts receivable, net of allowances of $5,729 and $4,224	185,740	154,744
Prepaid expenses and other current assets	57,889	52,657

Total current assets	489,122	500,237
Property and equipment, net	88,523	94,631
Goodwill	409,545	374,285
Acquired intangible assets, net	104,818	83,060
Long-term deferred income tax assets	66,671	70,057
Other assets	46,320	44,069

Total assets	$1,204,999	$1,166,339

Liabilities and Equity
Current liabilities:
Accounts payable	$23,815	$18,350
Accrued liabilities	108,576	96,595
Accrued restructuring costs	2,714	5,848
Deferred revenue	182,895	159,241
Current portion of long-term debt	2,269	2,148

Total current liabilities	320,269	282,182
Accrued restructuring costs, less current portion	513	1,083
Long-term deferred revenue	15,212	15,353
Long-term deferred income tax liabilities	4,257	9,257
Long-term income tax liabilities	14,044	17,045
Long-term debt, less current portion	38,108	40,377
Other long-term liabilities	2,865	3,561

Total liabilities	395,268	368,858

Commitments and contingencies (Note 12)

Equity:
Common stock, $0.001 par value; 1,200,000 shares authorized; 164,522 shares and 167,738 shares issued and outstanding, respectively	165	168
Additional paid-in capital	830,479	774,474
Accumulated other comprehensive loss	(22,076)	(16,413)
Retained earnings	—	38,520

Total TIBCO Software Inc. stockholders’ equity	808,568	796,749

Noncontrolling interest	1,163	732
Total equity	809,731	797,481

Total liabilities and equity	$1,204,999	$1,166,339

See accompanying Notes to Consolidated Financial Statements

TIBCO SOFTWARE INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended November 30,
	2010	2009	2008
Revenue:
License	$301,532	$247,237	$273,415
Service and maintenance	452,475	374,151	371,056

Total revenue	754,007	621,388	644,471

Cost of revenue:
License	35,325	28,252	30,276
Service and maintenance	162,468	130,800	147,622

Total cost of revenue	197,793	159,052	177,898

Gross profit	556,214	462,336	466,573
Operating expenses:
Research and development	124,654	108,691	106,594
Sales and marketing	240,357	204,212	224,641
General and administrative	49,260	46,666	53,046
Amortization of acquired intangible assets	16,414	14,165	16,557
Acquisition related and other	3,421	—	—
Restructuring charges	6,953	—	—

Total operating expenses	441,059	373,734	400,838

Income from operations	115,155	88,602	65,735
Interest income	1,349	2,265	9,115
Interest expense	(4,123)	(2,968)	(3,238)
Other income (expense), net	(1,509)	1,718	(782)

Income before provision for income taxes	110,872	89,617	70,830
Provision for income taxes	32,401	27,097	18,314

Net income	78,471	62,520	52,516
Less: Net income attributable to noncontrolling interest	383	218	105

Net income attributable to TIBCO Software Inc.	$78,088	$62,302	$52,411

Net income per share attributable to TIBCO Software Inc.:
Basic	$0.49	$0.37	$0.29

Diluted	$0.46	$0.36	$0.29

Shares used in computing net income per share attributable to TIBCO Software Inc.:
Basic	160,959	168,970	180,525

Diluted	170,953	172,328	183,742

See accompanying Notes to Consolidated Financial Statements

TIBCO SOFTWARE INC.

CONSOLIDATED STATEMENTS OF EQUITY AND

COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Common Stock		Addi- tional Paid-In Capital	Accumulated Other Compre- hensive Income (Loss)	Retained Earnings	Total TIBCO Software, Inc. Stock -holders’ Equity	Non- controlling Interest	Total Equity
	Shares	Amount
Balances, November 30, 2007	191,150	$191	$794,568	$32,993	$27,644	$855,396	$401	$855,797
Components of comprehensive income:
Net income attributable to TIBCO Software Inc.	—	—	—	—	52,411	52,411	105	52,516
Foreign currency translation adjustment, net of $19,604 tax effects	—	—	—	(77,087)	—	(77,087)	(148)	(77,235)
Unrealized loss on investments, no tax	—	—	—	(331)	—	(331)	—	(331)

Comprehensive loss						(25,007)	(43)	(25,050)

Cumulative effect of change in accounting principle	—	—	—	—	605	605	—	605
Common stock repurchased and retired	(21,271)	(21)	(92,459)	—	(56,509)	(148,989)	—	(148,989)
Common stock options exercised	2,059	2	8,610	—	—	8,612	—	8,612
Common stock issued for employee stock purchase program	546	—	3,555	—	—	3,555	—	3,555
Tax benefits from employee stock options plans	—	—	27,025	—	—	27,025	—	27,025
Stock-based compensation	—	—	20,972	—	—	20,972	—	20,972
Stock options assumed during the acquisition	—	—	1,011	—	—	1,011	—	1,011
Restricted stock withholding taxes net-settlement	(185)	—	(1,537)	—	—	(1,537)	—	(1,537)
Restricted stock awards	1,997	2	(2)	—	—	—	—	—

Balances, November 30, 2008	174,296	174	761,473	(44,425)	24,151	741,643	358	742,001
Components of comprehensive income:
Net income attributable to TIBCO Software Inc.	—	—	—	—	62,302	62,302	218	62,520
Foreign currency translation adjustment, net of $(3,119) tax effects	—	—	—	28,065	—	28,065	156	28,221
Unrealized loss on investments, no tax	—	—	—	(53)	—	(53)	—	(53)

Comprehensive income						90,314	374	90,688

Common stock repurchased and retired	(12,928)	(13)	(58,501)	—	(47,933)	(106,447)	—	(106,447)
Common stock options exercised	4,290	4	25,974	—	—	25,978	—	25,978
Common stock issued for employee stock purchase program	520	1	2,424	—	—	2,425	—	2,425
Tax benefits from employee stock options plans	—	—	21,573	—	—	21,573	—	21,573
Stock-based compensation	—	—	23,546	—	—	23,546	—	23,546
Restricted stock withholding taxes net-settlement	(318)	—	(2,283)	—	—	(2,283)	—	(2,283)
Restricted stock awards	1,878	2	(2)	—	—	—	—	—

Balances, November 30, 2009	167,738	168	774,474	(16,413)	38,520	796,749	732	797,481
Components of comprehensive income:
Net income attributable to TIBCO Software Inc.	—	—	—	—	78,088	78,088	383	78,471
Foreign currency translation adjustment, net of $2,772 tax effects	—	—	—	(5,680)	—	(5,680)	48	(5,632)
Unrealized loss on investments, no tax	—	—	—	17	—	17	—	17

Comprehensive income						72,425	431	72,856

Common stock repurchased and retired	(15,084)	(15)	(87,657)	—	(116,608)	(204,280)	—	(204,280)
Common stock options exercised	9,850	10	83,892	—	—	83,902	—	83,902
Common stock issued for employee stock purchase program	388	—	3,038	—	—	3,038	—	3,038
Tax benefits from employee stock options plans	—	—	30,626	—	—	30,626	—	30,626
Stock-based compensation	—	—	32,248	—	—	32,248	—	32,248
Restricted stock withholding taxes net-settlement	(536)	—	(6,140)	—	—	(6,140)	—	(6,140)
Restricted stock awards	2,166	2	(2)	—	—	—	—	—

Balances, November 30, 2010	164,522	$165	$830,479	$(22,076)	$—	$808,568	$1,163	$809,731

See accompanying Notes to Consolidated Financial Statements

TIBCO SOFTWARE INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended November 30,
	2010	2009	2008
Operating activities:
Net income	$78,471	$62,520	$52,516
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	13,414	15,107	15,814
Amortization of acquired intangible assets	32,494	27,628	32,302
Stock-based compensation	32,248	23,546	20,972
Deferred income tax	(8,478)	(12,630)	(26,194)
Tax benefits related to employee stock option plans	30,626	21,573	27,025
Excess tax benefits from stock-based compensation	(21,510)	(17,016)	(24,713)
Other non-cash adjustments, net	225	1,207	991
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(25,909)	(20,896)	20,683
Prepaid expenses and other assets	14,518	7,465	9,060
Accounts payable	3,829	2,300	3,531
Accrued liabilities and restructuring costs	(12,553)	(7,735)	12,528
Deferred revenue	11,382	12,328	7,977

Net cash provided by operating activities	148,757	115,397	152,492

Investing activities:
Purchases of short-term investments	(1,313)	—	(37,047)
Maturities and sales of short-term investments	183	12,448	124,032
Acquisitions, net of cash acquired	(78,573)	(27,340)	(20,098)
Purchases of private equity investments	—	—	(38)
Proceeds from sales of private equity investments	485	117	347
Purchases of property and equipment	(6,399)	(5,388)	(8,937)
Restricted cash pledged as security	(5,498)	(2,571)	652

Net cash provided by (used in) investing activities	(91,115)	(22,734)	58,911

Financing activities:
Proceeds from issuance of common stock	86,940	28,403	12,167
Repurchases of the Company’s common stock	(204,280)	(106,447)	(148,989)
Withholding taxes related to restricted stock net share settlement	(6,140)	(2,283)	(1,537)
Excess tax benefits from stock-based compensation	21,510	17,016	24,713
Principal payments on long-term debt	(3,492)	(2,033)	(1,924)
Payment of issuance costs on line of credit	—	(2,317)	—

Net cash used in financing activities	(105,462)	(67,661)	(115,570)

Effect of foreign exchange rate changes on cash and cash equivalents	(720)	13,127	(11,670)
Net increase (decrease) in cash and cash equivalents	(48,540)	38,129	84,163
Cash and cash equivalents at beginning of year	292,529	254,400	170,237

Cash and cash equivalents at end of year	$243,989	$292,529	$254,400

Supplemental disclosures:
Interest paid	$3,023	$2,400	$2,508

Income taxes paid	$22,770	$18,573	$12,604

See accompanying Notes to Consolidated Financial Statements

TIBCO SOFTWARE, INC.

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

2.    Summary of Significant Accounting Policies

Principles of Consolidation

The Consolidated Financial Statements include the accounts of TIBCO and our wholly-owned and majority-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. As described in Note 18, in the first quarter of fiscal year 2007, we established a joint venture with a local South Africa corporation, to assist with our sales efforts as well as to provide consulting services and training to our customers in the Sub-Saharan Africa region. As of November 30, 2010, we owned a 74.9% interest in the joint venture. Because of this majority interest, our Consolidated Financial Statements include the balance sheets, results of operations and cash flows of Innovations, net of intercompany charges. We accordingly eliminated 25.1% of financial results that pertain to the noncontrolling interest; the eliminated amount was reported as a separate line on our Consolidated Statements of Operations and Balance Sheets.

Fiscal Years

Our fiscal year is a twelve month period ending on November 30 of a stated year. For the purpose of presentation, we refer to the fiscal years ended November 30, 2010, 2009 and 2008, as our fiscal years 2010, 2009 and 2008, respectively.

Use of Estimates

The preparation of the Consolidated Financial Statements in conformity with generally accepted accounting principles in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. We believe that the estimates, assumptions and judgments involved in revenue recognition, allowances for doubtful accounts, returns and discounts, product development costs, stock-based compensation, performance-based restricted stock units (“PRSUs”), business combination, legal contingencies, impairment of goodwill, intangible assets and long-lived assets, and accounting for income taxes have the greatest potential impact on our Consolidated Financial Statements.

Revenue Recognition

License revenue consists principally of revenue earned under software license agreements. License revenue is generally recognized when a signed contract or other persuasive evidence of an arrangement exists, the software has been shipped or electronically delivered, the license fee is fixed or determinable and collection of the resulting receivable is probable. When contracts contain multiple elements wherein Vendor-Specific Objective Evidence (“VSOE”) exists for all undelivered elements, we account for the delivered elements in accordance with the “Residual Method.” VSOE of fair value for maintenance and support is established by a

TIBCO SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

stated renewal rate, if substantive, included in the license arrangement or rates charged in stand-alone sales of maintenance and support. Revenue from subscription license agreements, which include software, rights to unspecified future products and maintenance, is recognized ratably over the term of the subscription period.

Provided all other revenue criteria are met, the upfront, minimum, non-refundable license fees from Original Equipment Manufacturer (“OEM”) customers are generally recognized upon delivery and on-going royalty fees are generally recognized upon reports of units shipped. Revenue on shipments to resellers is recognized when evidence of an end user arrangement exists and recorded net of related costs to the resellers.

Professional services revenue consists primarily of revenue received for assisting with the implementation of our software, on-site support, training and other consulting services. Many customers who license our software also enter into separate professional services arrangements with us. In determining whether professional services revenue should be accounted for separately from license revenue, we evaluate whether the professional services are considered essential to the functionality of the software using factors such as the nature of our software products; whether they are ready for use by the customer upon receipt; the nature of our implementation services, which typically do not involve significant customization to or development of the underlying software code; the availability of services from other vendors; whether the timing of payments for license revenue is coincident with performance of services; and whether milestones or acceptance criteria exist that affect the realizability of the software license fee. Substantially all of our professional services arrangements are billed on a time and materials basis and, accordingly, are recognized as the services are performed. Contracts with fixed or not-to-exceed fees are recognized on a percentage-of-completion or completed-contract basis. If there is significant uncertainty about the project completion or receipt of payment for professional services, revenue is deferred until the uncertainty is sufficiently resolved. Training revenue is recognized as training services are delivered. VSOE of fair value of consulting and training services is based upon stand-alone sales of those services. Payments received in advance of consulting or training services performed are deferred and recognized when the related services are performed. Work performed and expenses incurred in advance of invoicing are recorded as unbilled receivables. These amounts are billed in the subsequent month. Our service and maintenance revenue includes reimbursable expenses of $10.8 million, $8.1 million and $9.2 million in fiscal years 2010, 2009 and 2008, respectively.

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

TIBCO SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

No customer accounted for more than 10% of total revenue in fiscal years 2010, 2009 or 2008. As of November 30, 2010 and 2009, no single customer had a balance in excess of 10% of our net accounts receivable.

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

Other Investments

We have an investment in a private investment LLC which invests in privately held companies. This investment is carried at cost basis and is included in Other Assets on the Balance Sheets. The fair value of the fund’s investments is dependent on the performance of the companies in which the fund is invested, as well as

TIBCO SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the volatility inherent in external markets for these companies. If we believe that an other-than-temporary decline exists, we would record the related write-down as a loss on investments in our Consolidated Statements of Operations. The carrying value of this investment is $0.7 million and $0.8 million as of November 30, 2010 and 2009, respectively; representing approximately 1% ownership of the LLC. We believe the estimated fair value of the investment is approximately $1.4 million as of November 30, 2010. The fair value is derived according to the fair value guidance and the factors include the most recent financial statements published by the LLC. For the fiscal year ended November 30, 2010, we received a $0.5 million distribution and realized a net gain of $0.4 million. No impairment losses associated with our minority equity investment incurred in the periods presented.

Property and Equipment, net

Property and equipment are stated at cost, net of accumulated depreciation. These assets are depreciated using the straight-line method over their estimated useful lives as follows:

Buildings	25 years
Equipment and software	2 – 5 years
Furniture and fixtures	5 years
Facilities improvements	Shorter of the lease term or the estimated useful life

Depreciation expense for property and equipment was $13.4 million, $15.1 million and $15.8 million in fiscal years 2010, 2009 and 2008, respectively.

Goodwill and In-Process Research and Development

Goodwill and intangible assets with indefinite useful lives are not amortized, but are tested for impairment at least annually or as circumstances indicate that their value may no longer be recoverable. We do not have intangible assets with indefinite useful lives other than goodwill and in-process research and development (“IPR&D”). Goodwill impairment testing is a two-step process: first, we screen for impairment, and if any possible impairment exists, we then undertake a second step of measuring such impairment. We generally perform our goodwill impairment test annually in our fourth fiscal quarter, and the last impairment test was completed for the fiscal year ended November 30, 2010. The guidance for goodwill and other intangible assets requires impairment testing based on reporting units. We periodically re-evaluate our business and have determined that we continue to operate in one segment, which we consider our sole reporting unit. Therefore, goodwill was tested and will continue to be tested for impairment at the enterprise level. To date, we have determined that there has been no impairment of goodwill.

The results of step one of our annual goodwill impairment test for November 30, 2010 and 2009 are as follows (in thousands):

	November 30,
	2010	2009
Market capitalization (NASDAQ)	$3,231,212	$1,442,548
Total TIBCO Software Inc. stockholders’ equity (“carrying amount”)	808,568	796,749

	$2,422,644	$645,799

We evaluate the recoverability of our indefinite lived intangible assets annually and whenever events or changes in circumstances indicate the carrying value may not be recoverable. Recoverability of indefinite lived intangible assets is measured by comparison of the carrying amount of the asset to the future discounted cash

TIBCO SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

flows the asset is expected to generate. We generally perform our IPR&D impairment test annually in our fourth fiscal quarter, and the last impairment test was completed for the fiscal year ended November 30, 2010. To date, we have determined that there has been no impairment of IPR&D.

Impairment of Long-Lived Assets

We evaluate the recoverability of our long-lived assets which includes amortizable intangible and tangible assets in accordance with authoritative guidance on accounting for the impairment or disposal of long-lived assets. Acquired intangible assets with definite useful lives are amortized over their useful lives. We evaluate long-lived assets, other than goodwill, for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. We recognize such impairment in the event the net book value of such assets exceeds their fair value. If the fair value of the long-lived assets exceeds the carrying value of the net assets assigned, then the assets is not impaired and no further testing is performed. If the carrying value of the net assets assigned exceeds the fair value of the assets, then we must perform the second step of the impairment test in order to determine the implied fair value. No long-lived assets impairment losses were incurred in the fiscal years presented.

Business Combination

In the first quarter of fiscal year 2010, we adopted a new accounting standard related to business combinations, which revised the accounting guidance that we were required to apply for our acquisitions in comparison to prior fiscal years. The new standard expands the definition of a business and a business combination; requires recognition of assets acquired, liabilities assumed, and contingent consideration at their fair value on the acquisition date with subsequent changes recognized in earnings; requires acquisition related expenses and restructuring costs to be recognized separately from the business combination and expensed as incurred; requires in-process research and development to be capitalized at fair value as an indefinite-lived intangible asset until completion or abandonment; and requires that changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period be recognized as a component of provision for taxes.

While we use our best estimates and assumptions as a part of the purchase price allocation process to accurately value assets acquired and liabilities assumed at the business combination date, our estimates and assumptions are inherently uncertain and subject to refinement. As a result, during the preliminary purchase price allocation period, which may be up to one year from the business combination date, we record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. After the preliminary purchase price allocation period, we record adjustments to assets acquired or liabilities assumed subsequent to the purchase price allocation period in our operating results in the period in which the adjustments were determined.

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

As of the beginning of fiscal year 2010, acquisition related and other expenses are recorded as expenses in our statements of operations. These amounts were historically capitalized as part of the acquisition pursuant to

TIBCO SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

previous accounting rules. These costs are primarily direct transaction costs such as professional services fees with the exception of employee severance, which is an indirect cost.

Restructuring and Integration Costs

Our restructuring charges are comprised primarily of employee termination costs related to headcount reductions, costs related to properties abandoned in connection with facilities consolidation and related write-downs of leasehold improvements. A liability for costs associated with an exit or disposal activity is recognized and measured initially at fair value only when the liability is incurred. Our restructuring charges include accruals for estimated losses related to our excess facilities, based on our contractual obligations, net of estimated sublease income. We reassess the liability periodically based on market conditions.

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

In the first quarter of fiscal year 2010, we granted our section 16 officers PRSUs and, in the second quarter of fiscal year 2010, we granted certain non-section 16 employees PRSUs. We recognize the stock-based compensation expense for our PRSUs based on the probability of achieving certain performance criteria, as defined in the PRSUs agreement. We then estimate the most probable period in which the performance criteria will be met, if at all. Under the terms of the PRSU, 20% of the PRSUs will be forfeited if, in the fiscal year following achievement of the applicable performance goals, our non-GAAP EPS falls by 10% or more as compared to the non-GAAP EPS achieved for the year that the performance goals were achieved. Therefore, we also assess the probability of this forfeiture when analyzing our stock-based compensation costs for the PRSUs. On a quarterly basis management calculates, based on these estimates, the appropriate compensation cost over the requisite service period using the graded vesting attribution method and then books an adjustment to compensation expense in that reporting period. Due to the long-term nature of the performance goals, assessing the probability of achieving these goals is a highly subjective process that requires judgment. A deferred tax asset is recorded over the vesting period as stock compensation cost is recorded. Our ability to realize the deferred tax asset is ultimately based on the actual value of the stock-based awards upon exercise or release of the restricted stock unit. If the actual value is lower than the fair value determined on the date of grant, it would result in an increase to our income tax expense for the portion of the deferred tax asset that cannot be realized. This could have a material adverse effect on our financial results.

Non-GAAP EPS is defined as the net income attributable to TIBCO Software Inc., adjusted for stock-based compensation expense; amortization and impairment of acquired intangible assets; acquisition related and other expenses; fair value deferred revenue adjustments in accordance with business combination guidance that are at least $5.0 million dollars or greater from acquisitions; the impairment or write-off of goodwill, in-process research and development or intangible assets; restructuring activities; litigation settlements and related third party legal expenses; gains and losses on equity investments; non-recurring extraordinary items; non cash interest income and expense; adjustments in the valuation allowance for deferred tax assets; and the income tax effects of the preceding adjustments; divided by weighted average diluted shares.

TIBCO SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Foreign Currency

Our foreign subsidiaries use the local currency of their respective countries as their functional currency with the exception of Cayman Islands, Cyprus, and Ireland. Assets and liabilities of these subsidiaries are translated into U.S. dollars at exchange rates at the balance sheet date. Income and expense items are translated at average exchange rates for the period. Cumulative translation adjustments are included as a component of Accumulated Other Comprehensive Income (Loss) in Stockholders’ Equity. Foreign currency exchange gains and losses, derived from monetary assets and liabilities stated in a currency other than the functional currency, are recorded in the Consolidated Statements of Operations. We recorded foreign currency exchange gains and (losses) of $(1.9) million, $1.7 million and $(1.1) million in fiscal years 2010, 2009 and 2008, respectively, in Other Income (Expense) in our Consolidated Statements of Operations.

Foreign Currency Forward Contracts

Foreign currency foreign contracts are recognized as assets or liabilities in the statement of financial position and measured at fair value. These contracts are adjusted to fair value through earnings.

To manage currency exposure related to net assets and liabilities denominated in foreign currencies, we enter into forward contracts for certain foreign denominated assets or liabilities. We do not enter into derivative financial instruments for trading purposes. We had nine outstanding forward contracts with a total notional amount of $61.6 million as of November 30, 2010. These derivative instruments are not designed for hedge accounting and are

TIBCO SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

adjusted to fair value through Other Income (Expense) under the Consolidated Statements of Operations. The gain on fair value of these forward contracts as of November 30, 2010 was approximately $0.9 million.

The gains and losses on these derivative instruments are intended to offset the impact of foreign exchange rate changes on the underlying foreign currency denominated assets and liabilities subject to remeasurement and transaction exposures, and therefore, these forward contracts do not subject us to material balance sheet risk. As of November 30, 2010, the outstanding balance sheet foreign currency forward contracts had maturities of approximately 30 days.

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

Advertising Expense

Advertising costs are expensed as incurred and totaled approximately $2.5 million, $2.7 million and $2.7 million in fiscal years 2010, 2009 and 2008, respectively.

Recent Accounting Pronouncements

In July 2010, the Financial Accounting Standards Board (“FASB”) issued a new accounting disclosure update, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. This update enhances the disclosure requirements about the credit quality and related allowance for credit losses of financing receivables. We will adopt this disclosure in our first quarter of fiscal year 2011. We do not expect the adoption of this disclosure guidance to have a material impact on our consolidated results of operations and financial condition.

In September 2009, the FASB issued authoritative guidance that provides guidance on determining multiple elements in an arrangement and how total consideration should be allocated amongst the elements. It also expands disclosure requirements for multiple element arrangements. Concurrently, the FASB also issued authoritative guidance for arrangements that include both software and tangible products that excludes tangible products and certain related elements from the scope of the revenue recognition authoritative guidance specific to software transactions. The standards must both be adopted in the same period and can be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier application permitted, or they can be adopted on a retrospective basis. In April 2010, FASB Emerging Issues Task Force issued a consensus on Milestone Method of Revenue Recognition which amended disclosure requirements on accounting policy and arrangements for revenue transactions counting under milestone method. The amendments are effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. We are currently evaluating the potential impact of the adoption of the guidance on our consolidated results of operations and financial condition.

TIBCO SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In December 2007, the FASB issued a new accounting standard for noncontrolling interests in consolidated financial statements. The new standard establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. In addition, the guidance also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. In January 2010, the FASB issued Accounting Standards Update No. 2010-02, Consolidation: Accounting and Reporting for Decreases in Ownership of a Subsidiary—a Scope Clarification. This update clarifies the scope of the decrease in ownership provisions and also requires expanded disclosures. We adopted these standards in the first quarter of fiscal year 2010 with retrospective application of the presentation and disclosure requirements. Noncontrolling interests of $0.7 million were reclassified to Equity in the Consolidated Balance Sheets as of November 30, 2009. Net income attributable to noncontrolling interests of $0.2 million and $0.1 million was reclassified from Net income to Net income attributable to TIBCO Software Inc. in the Consolidated Statements of Operations for the fiscal years ended November 30, 2009 and November 30, 2008, respectively.

In June 2008, the FASB issued a new accounting standard that clarifies whether instruments granted in share-based payment transactions should be included in computing earnings per share. Under the new standard, we are required to include restricted stock that contains non-forfeitable rights to dividends in our calculation of basic earnings per share (“EPS”), and will need to calculate basic EPS using the “two-class method.” The two-class method of computing EPS is an earnings allocation formula that determines EPS for each class of common stock and participating securities according to dividends declared (or accumulated) and participation rights in undistributed earnings. We adopted this new accounting standard on a retrospective basis in the first quarter of fiscal year 2010, and the adoption did not have an impact on EPS.

3.    Business Combination

Acquisitions in Fiscal Year 2010

OpenSpirit Corporation

On September 22, 2010, we acquired OpenSpirit Corporation (“OpenSpirit”), a private company incorporated in Delaware. OpenSpirit is a leading independent provider of data and application integration solutions for the exploration and production segment of the global oil and gas market. OpenSpirit’s vendor-neutral approach enables companies to pursue an architectural model to both better leverage legacy investments and exploit new technologies which reduce the time and risk associated with decision making. We paid $18.4 million in cash to acquire all of the outstanding shares of capital stock of OpenSpirit. We have also incurred $0.5 million of acquisition related and other expenses associated with the acquisition.

The preliminary allocation of the purchase price for the OpenSpirit acquisition, as of the date of the acquisition, is as follows (in thousands):

Cash	$3,479
Accounts receivable (approximate contractual value)	1,486
Deferred income tax assets, net	372
Other assets	2,252
Identifiable intangible assets	9,400
Goodwill	5,990
Liabilities	(4,561)

Total preliminary purchase price	$18,418

TIBCO SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The identifiable intangible assets are subject to amortization on a straight-line basis as this best approximates the benefit period related to these assets (in thousands, except amortization period):

	Gross Amount at Acquisition Date	Weighted Average Amortization Period
Existing technology	$3,900	4.0 years
Customer base	700	4.0 years
Trademarks	400	2.0 years
Core technology	1,200	4.0 years
Maintenance agreements	1,500	4.0 years

Total intangible assets subject to amortization	7,700	3.9 years
In-process research and development	1,700	N/A

Total intangible assets	$9,400

The excess of the purchase price over the identified tangible and intangible assets, less liabilities assumed, was recorded as goodwill. We anticipate that none of the goodwill recorded in connection with the OpenSpirit acquisition will be deductible for income tax purposes.

Proginet Corporation

On September 15, 2010, we acquired Proginet Corporation (“Proginet”), a public company incorporated in Delaware. Proginet is a provider of managed file transfer solutions. This acquisition augments our broader software infrastructure offerings and will help customers across industries more efficiently manage the information and processes that run their business. We paid $22.0 million in cash to acquire all of the outstanding shares of capital stock of Proginet. We have also incurred $0.5 million of acquisition related and other expenses associated with the acquisition. Also see Note 13 to our Condensed Consolidated Financial Statements for a discussion of the Proginet Merger Litigation.

The preliminary allocation of the purchase price for the Proginet acquisition, as of the date of the acquisition, is as follows (in thousands):

Cash	$931
Accounts receivable (approximate contractual value)	1,126
Deferred income tax assets, net	1,151
Other assets	131
Identifiable intangible assets	12,200
Goodwill	9,664
Liabilities	(3,217)

Total preliminary purchase price	$21,986

TIBCO SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The identifiable intangible assets are subject to amortization on a straight-line basis as this best approximates the benefit period related to these assets (in thousands, except amortization period):

	Gross Amount at Acquisition Date	Weighted Average Amortization Period
Existing technology	$6,700	6.0 years
Customer base	1,400	7.0 years
Core technology	2,300	5.0 years
Trademarks	100	4.0 years
Maintenance agreements	1,700	8.0 years

	$12,200	6.2 years

The excess of the purchase price over the identified tangible and intangible assets, less liabilities assumed, was recorded as goodwill. We anticipate that none of the goodwill recorded in connection with the Proginet acquisition will be deductible for income tax purposes.

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

TIBCO SOFTWARE INC.

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

TIBCO SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In the fourth quarter of fiscal year 2010, we recorded a decrease in goodwill of $1.1 million net of tax as a result of the adjustment of certain accrued liabilities. We have also incurred $0.8 million of acquisition related and other expenses associated with the acquisition.

The preliminary allocation of the purchase price for the Foresight acquisition, as of the date of the acquisition, is as follows (in thousands):

Cash	$821
Accounts receivable (approximate contractual value)	593
Current assets	92
Identifiable intangible assets	16,700
Goodwill	21,717
Liabilities	(3,191)
Deferred income tax liabilities, net	(6,732)

Total preliminary purchase price	$30,000

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

Acquisition in Fiscal Year 2009

DataSynapse, Inc.

On August 21, 2009, we acquired DataSynapse, Inc., a Delaware corporation (“DataSynapse”) and a provider of enterprise grid and cloud computing software. DataSynapse products provision and manage applications across physical, virtual and cloud-based environments. Customer benefits include improved utilization of data center resources, lower IT capital expenditures, reduced time to deployment of enterprise applications, and increased performance of mission-critical systems. The acquisition complements TIBCO’s strategy and products for distributed software infrastructure and cloud computing. We paid $27.7 million of cash to acquire the outstanding shares of capital stock of DataSynapse. In connection with the acquisition, we have also incurred transaction costs of approximately $0.8 million. The total purchase price of DataSynapse, including transaction costs, was $28.5 million.

TIBCO SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Pro Forma Adjusted Summary

The results of OpenSpirit, Proginet, Kabira, Netrics, Foresight and DataSynapse’s operations have been included in the Consolidated Financial Statements since their respective acquisition dates. The following unaudited pro forma adjusted summary reflects TIBCO’s condensed results of operations for the periods ended November 30, 2010 and 2009, respectively. The summary assumes OpenSpirit, Proginet, Kabira, Netrics, and Foresight had been acquired at the beginning of the periods and assumes DataSynapse had been acquired at the beginning of fiscal year 2009. Pro forma earnings were adjusted to exclude the restructuring charges of $7.0 million associated with Kabira integration activities for fiscal year 2010 and were adjusted to include the charges for fiscal year 2009. The unaudited pro forma adjusted summary combines the historical results for TIBCO for that period with the historical results of each of OpenSpirit, Proginet, Kabira, Netrics, Foresight and DataSynapse for the same period. The following unaudited pro forma adjusted summary is not intended to be indicative of future results (in thousands, except per share amounts):

	Year Ended November 30,
	2010	2009
	(Unaudited)
Pro forma adjusted total revenue	$781,974	$692,139

Pro forma adjusted net income attributable to TIBCO Software Inc.	$78,122	$41,490

Pro forma adjusted net income per share attributable to TIBCO Software Inc.:
Basic	$0.49	$0.25

Diluted	$0.46	$0.24

TIBCO SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.    Investments

Marketable securities, which are classified as available-for-sale, are summarized below as of November 30, 2010 and 2009 (in thousands):

					Classified on Balance Sheet
	Purchased/ Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value	Cash and Cash Equivalents	Short-term Investments
As of November 30, 2010:
Money market funds	$37,016	$—	$—	$37,016	$37,016	$—
Term deposits	1,313	—	—	1,313	—	1,313
Mortgage-backed securities	201	—	(10)	191	—	191

	$38,530	$—	$(10)	$38,520	$37,016	$1,504

As of November 30, 2009:
Money market funds	$132,610	$—	$—	$132,610	$132,610	$—
Mortgage-backed securities	334	—	(27)	307	—	307

	$132,944	$—	$(27)	$132,917	$132,610	$307

Fixed income securities included in short-term investments above, are summarized by their contractual maturities as follows (in thousands):

	November 30,
	2010	2009
Contractual maturities:
Less than one year	$1,313	$—
One to three years	191	307

	$1,504	$307

The maturities of mortgage-backed securities were primarily based upon payment forecasts utilizing interest rate scenarios and mortgage loan characteristics. The unrealized losses on our investments were primarily due to changes in interest rates and market and credit conditions of the underlying securities.

The following table summarizes the net realized gains (losses) on short-term investments for the fiscal years presented (in thousands):

	Year Ended November 30,
	2010	2009	2008
Realized gains	$81	$176	$1,351
Realized losses	—	(356)	(1,116)

Net realized gains (losses)	$81	$(180)	$235

TIBCO SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the fair value and gross unrealized losses related to available-for-sale securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of November 30, 2010 (in thousands):

	Less than 12 months		More than 12 months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Mortgage-backed securities	$191	$(10)	—	—	$191	$(10)

The unrealized losses on our investments were primarily due to changes in interest rates and market and credit conditions of the underlying securities. As of November 30, 2010, we do not consider these investments to be other-than-temporarily impaired.

We periodically assess whether significant facts and circumstances have arisen to indicate an adverse effect on the fair value of the underlying investment that might indicate material deterioration in the creditworthiness and other non-credit loss factors of our issuers. During fiscal years 2009, and 2008 we determined the decline in value of investments associated with certain mortgage-backed securities to be other-than-temporary. Accordingly, we recorded an impairment of approximately $0.4 million and $0.6 million in fiscal years 2009 and 2008, respectively. We included this impairment in Other Income (Expense) in the Consolidated Statements of Operations. Depending on market conditions, we may record additional impairments on our investment portfolio in the future.

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

Fair value hierarchy of our cash equivalents, marketable securities and foreign currency contracts at fair value (in thousands):

		Fair Value Measurements at Reporting Date using
Description	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant other Observable Inputs (Level 2)
As of November 30, 2010:
Assets:
Money market fund	$37,016	$37,016	$—
Term deposits	1,313	—	1,313
Mortgage-backed securities	191	—	191
Foreign currency forward contracts	991	—	991
Liabilities:
Foreign currency forward contracts	$53	$—	$53
As of November 30, 2009:
Assets:
Money market fund	$132,610	$132,610	$—
Mortgage-backed securities	307	—	307
Foreign currency forward contracts	367	—	367
Liabilities:
Foreign currency forward contracts	$14	$—	$14

Derivative Instruments

We conduct business in the Americas; Europe, the Middle East and Africa (“EMEA”); and Asia Pacific and Japan (“APJ”). As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or changes in economic conditions in foreign markets. The U.S. dollar is our major transaction currency, we also transact business in approximately 20 foreign currencies worldwide, of which the most significant to our operations in fiscal years 2010 and 2009 was the EURO. We enter into forward contracts with financial institutions to manage our currency exposure related to net assets and liabilities denominated in foreign currencies, and these forward contracts are generally settled monthly. Our forward contracts reduce, but do not eliminate, the impact of currency exchange rate movements. We do not enter into derivative financial instruments for trading purposes. Gains and losses on forward contracts are included in Other Income (Expense) in our Consolidated Statements of Operations.

TIBCO SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We had nine outstanding forward contracts with a total notional amount of $61.6 million as of November 30, 2010, which are summarized as follows (in thousands):

	Notional Value Local Currency	Notional Value USD	Fair Value Gain (Loss) USD
Forward contracts sold:
EURO	40,200	$52,214	$952
Australian dollar	2,500	2,390	11
British pound	3,200	4,967	25
Brazilian real	4,900	2,832	(3)
Korean won	960,000	827	(5)
South African rand	6,500	909	(7)
Swiss franc	2,800	2,801	(12)
New Taiwan dollar	30,000	984	(11)
Forward contracts bought:
Swedish krona	44,500	6,329	(12)

		$61,595	$938

	Derivatives not Designated as Hedging Instruments
	November 30, 2010	November 30, 2009
Foreign currency forward contracts, fair value included in:
Other Current Assets	$991	$367
Accrued Liabilities	53	14

		Amount of Gain or (Loss) Recognized In Income on Derivative
		Year Ended November 30,
Derivatives not Designated as Hedging Instruments	Location	2010	2009
Foreign Currency Contracts	Other income/(expense)	$9,521	$(13,125)

Currently, we do not have master netting agreements with our counterparties for our forward contracts. We mitigate the credit risk of these derivatives by transacting with highly rated counterparties. As of November 30, 2010, we have evaluated the credit and non-performance risks associated with our derivative counterparties, and we believe that the impact of the credit risk associated with our outstanding derivatives was insignificant.

6.    Accounts Receivable and Allowances for Doubtful Accounts, Returns and Discounts

Accounts receivable, net, by category is as follows (in thousands):

	November 30,
	2010	2009
Accounts receivable	$178,925	$149,612
Unbilled fees for professional services	12,544	9,356

	191,469	158,968
Less: Allowances for doubtful accounts, returns and discounts	(5,729)	(4,224)

Net accounts receivable	$185,740	$154,744

TIBCO SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Unbilled receivables of $12.5 million and $9.4 million mainly consist of professional services performed during the last quarter of fiscal years 2010 and 2009, respectively, for which billings have not been issued.

The following is a summary of activities in allowances for doubtful accounts, returns and discounts for the fiscal years indicated (in thousands):

Year ended November 30,	Allowances Beginning Balance	Charged Against Revenue	Charged to Expenses	Write-offs, Adjustments, Net of Recovery	Allowances Ending Balance
2010	$4,224	$200	$—	$1,305	$5,729
2009	4,369	650	350	(1,145)	4,224
2008	4,259	878	573	(1,341)	4,369

7.    Property and Equipment

Property and equipment by category is as follows (in thousands):

	November 30,
	2010	2009
Buildings	$77,938	$77,938
Equipment and software	53,459	56,107
Furniture and fixtures	7,237	7,044
Facility improvements	47,451	46,886

	186,085	187,975
Less: Accumulated depreciation	(97,562)	(93,344)

	$88,523	$94,631

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

TIBCO SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The net purchase price of the buildings of $77.9 million is stated at cost and is included as a component of Property and Equipment on the Consolidated Balance Sheets. Depreciation is computed using the straight-line method over the estimated useful life of 25 years.

8.    Goodwill and Other Acquired Intangible Assets

Goodwill

The changes in the carrying amount of goodwill for the fiscal years ended November 30, 2010 and 2009 are as follows (in thousands):

Goodwill
Balance as of November 30, 2008	$343,942
Goodwill recorded for the DataSynapse acquisition	8,820
Insightful subsequent goodwill adjustment, net of tax	(1,005)
Foreign currency translation	22,528

Balance as of November 30, 2009	$374,285
Goodwill recorded for the Foresight acquisition	21,717
Goodwill recorded for the Netrics acquisition	3,873
Goodwill recorded for the Kabira acquisition	2,085
Goodwill recorded for the Proginet acquisition	9,664
Goodwill recorded for the OpenSpirit acquisition	5,990
Foreign currency translation	(8,069)

Balance as of November 30, 2010	$409,545

In fiscal year 2009, we recorded a decrease in goodwill of $1.0 million net of tax as a result of the settlement of certain accrued liabilities and a reduction of accrued acquisition costs related to the acquisition of Insightful.

Acquired Intangible Assets

Our acquired intangible assets are subject to amortization on a straight line basis over their estimated useful lives as follows:

	Estimated Life	Weighted Average Remaining Life
Developed technologies	4 to 9 years	4.4 years
Customer base	3 to 9 years	4.4 years
Patents/core technologies	3 to 8 years	3.6 years
Trademarks	2 to 8 years	3.6 years
Non-compete agreements	2 years	0.6 years
Maintenance agreements	4 to 9 years	4.0 years

TIBCO SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The carrying values of our amortized acquired intangible assets are as follows (in thousands):

	November 30, 2010			November 30, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technologies	$129,492	$(85,589)	$43,903	$102,805	$(70,409)	$32,396
Customer base	49,433	(31,606)	17,827	44,193	(28,354)	15,839
Patents/core technologies	27,628	(17,373)	10,255	22,311	(13,768)	8,543
Trademarks	8,334	(6,103)	2,231	7,223	(5,612)	1,611
Non-compete agreements	1,580	(1,541)	39	1,480	(1,480)	—
Maintenance agreements	57,915	(29,052)	28,863	46,284	(21,613)	24,671

Total intangible assets subject to amortization	274,382	(171,264)	103,118	224,296	(141,236)	83,060
In-process research and development	1,700	—	1,700	—	—	—

Total intangible assets, net	$276,082	$(171,264)	$104,818	$224,296	$(141,236)	$83,060

Amortization of developed technologies is recorded in cost of revenue, while the amortization of other acquired intangible assets is included in operating expenses. The following summarizes the amortization expense of acquired intangible assets for the fiscal years indicated (in thousands):

	Year Ended November 30,
	2010	2009	2008
Amortization of acquired intangible assets:
In cost of revenue	$16,080	$13,463	$15,745
In operating expenses	16,414	14,165	16,557

	$32,494	$27,628	$32,302

The estimated future amortization of acquired intangible assets as of November 30, 2010 is as follows (in thousands):

Year ending November 30,
2011	$31,983
2012	23,542
2013	19,494
2014	13,703
2015	7,726
Thereafter	6,670

Total intangible assets subject to amortization	103,118
In-process research and development	1,700

Total intangible assets, net	$104,818

TIBCO SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9.    Accrued Restructuring and Acquisition Integration Costs

Accrued Restructuring Costs

2010 Restructuring Plan.    In order to achieve cost efficiencies and realign our resources and operations, our Board of Directors approved a restructuring plan initiated by management during the second quarter of fiscal year 2010. The restructuring charges were primarily related to excess facilities and other corporation actions arising from the recent acquisition of Kabira. As of November 30, 2010, the total estimated restructuring costs associated with the restructuring plan were approximately $7.2 million, and consisted of costs associated with employee terminations and exit of excess facilities. These costs are recognized in accordance with the current guidance on accounting for exit activities and are presented as restructuring charges in our Consolidated Statements of Operations. We recognized $7.0 million of restructuring charges during fiscal year 2010, and expect to take remaining expenses related to the restructuring plan in fiscal year 2011. Changes in estimates, if any, will be reflected in our future results of operations as required by the current accounting guidance. We expected to fulfill our remaining cash obligations associated with this restructuring no later than 2013.

2002 Restructuring Plan.    In fiscal year 2002, the company implemented a restructuring plan to align our cost structure with changing market conditions. Restructuring charges totaling $49.3 million consisted of $47.6 million related to consolidation of our headquarter facilities and $1.7 million related to headcount reductions. At the end of fiscal year 2010 all cash obligations were fulfilled, except for $0.1 million related to excess facilities, which was settled in December 2010.

Accrued Integration Costs

2009 Acquisition Integration Costs.    In connection with our acquisition of DataSynapse in the third quarter of fiscal year 2009, we recorded an accrual of $1.6 million for acquisition integration liabilities, which includes $1.0 million in incremental costs associated with the termination of certain employees and $0.6 million for the estimated costs associated with DataSynapse facilities that we expect to abandon. These acquisition integration costs were accounted for under the business combination guidance effective prior to our fiscal year 2010.

2008 Acquisition Integration Costs.    In connection with our acquisition of Insightful in the fourth quarter of fiscal year 2008, we recorded an accrual of $3.3 million for acquisition integration liabilities, which includes $3.1 million in incremental costs associated with the termination of certain employees and $0.2 million for the estimated costs associated with Insightful facilities that we expect to abandon. Included in the $3.1 million of incremental costs is $0.2 million of stock-based compensation associated with the fully vested stock options assumed in the acquisition. As of November 30, 2009, all of the obligations related to the Insightful integration were satisfied. These acquisition integration costs were accounted for under the business combination guidance effective prior to our fiscal year 2010.

TIBCO SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a summary of activities in accrued restructuring and integration costs for each of the three fiscal years ended November 30, 2010, 2009 and 2008 (in thousands):

	Accrued Excess Facilities				Accrued Severance and Other			Total
	Headquarter Facilities	Acquisition Integration	Restructuring	Subtotal	Acquisition Integration	Restructuring	Subtotal
As of November 30, 2007	$15,596	$634	$—	$16,230	$3	$—	$3	$16,233
Acquisition integration costs	—	192	—	192	3,081	—	3,081	3,273
Cash utilized	(4,967)	(703)	—	(5,670)	(1,670)	—	(1,670)	(7,340)

As of November 30, 2008	$10,629	$123	$—	$10,752	$1,414	$—	$1,414	$12,166
Acquisition integration costs	—	579	—	579	1,020	—	1,020	1,599
Restructuring adjustment	—	—	—	—	(721)	—	(721)	(721)
Cash utilized	(4,818)	(302)	—	(5,120)	(993)	—	(993)	(6,113)

As of November 30, 2009	$5,811	$400	$—	$6,211	$720	$—	$720	$6,931
Acquisition integration costs	—	—	—	—	159	—	159	159
Restructuring charges	(250)	—	1,748	1,498	—	5,455	5,455	6,953
Cash utilized	(5,423)	(344)	(824)	(6,591)	(868)	(3,357)	(4,225)	(10,816)

As of November 30, 2010	$138	$56	$924	$1,118	$11	$2,098	$2,109	$3,227

As of November 30, 2010, $0.5 million of the $3.2 million accrued restructuring were classified as long-term liabilities based on our current expectation that the lease payments will be paid over the remaining term of the related leases.

10.    Long-Term Debt and Credit Facilities

Mortgage Note Payable

In connection with the purchase of our corporate headquarters in June 2003, we recorded a $54.0 million mortgage note payable to a financial institution collateralized by the commercial real property acquired. The balance on the mortgage note payable was $40.4 million and $42.5 million as of November 30, 2010 and 2009, respectively. Our mortgage note payable has a fair value that is not materially different from its carrying amount.

The mortgage note payable carries a 20-year amortization, and in the second quarter of fiscal year 2007, we amended the mortgage note payable such that it now carries a fixed annual interest rate of 5.50%. The $34.4 million principal balance that will be remaining at the end of the 10-year term will be due as a final lump sum payment on July 1, 2013. Under the currently applicable terms of the mortgage note agreements, we are prohibited from acquiring another company without prior consent from the lender unless we maintain at least $50.0 million of cash or cash equivalents and meet other non-financial terms as defined in the agreements. In addition, we are subject to certain non-financial covenants pursuant to the terms of the mortgage note agreements. As of November 30, 2010, we were in compliance with all covenants.

Lines of Credit

In November 2009, we entered into a $150.0 million unsecured revolving credit facility (the “Credit Agreement”) that matures in November 2012. The revolving credit facility is available for cash borrowings up to $150.0 million, with a sublimit for the issuance of standby letters of credit in a face amount up to $25.0 million and swing line loans up to $10.0 million. As of November 30, 2010, no borrowings were outstanding under the Credit Agreement and a $4.5 million irrevocable letter of credit was outstanding, leaving $145.5 million of available credit for cash borrowings, of which $20.5 million is available for additional letters of credit. Revolving loans accrue interest at a per annum rate based on either (i) the base rate plus a margin ranging from 2.25% to 3.00%, depending on TIBCO’s consolidated leverage ratio or (ii) the LIBOR rate plus a margin ranging from 3.25% to 4.00%, depending on TIBCO’s consolidated leverage ratio, for various interest periods. The base rate is

TIBCO SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

defined as the highest of (i) the administrative agent’s prime rate (ii) the federal funds rate plus a margin equal to 0.50%, and (iii) except during a period when LIBOR rates are unavailable, the LIBOR rate for a one month interest period plus a margin equal to 1.00%. Swing line loans accrue interest at a per annum rate based on the base rate plus a margin ranging from 2.25% to 3.00%. A commitment fee is applied to the un-borrowed amount at a per annum rate ranging from 0.50% to 0.75%. A $2.3 million loan origination fee and issuance costs incurred upon consummation of the Credit Agreement will be amortized through interest expense over a period of three years. Other customary fees and letter of credit fees may be charged as they are incurred. All fees would be recognized over the life of the facility as an adjustment of interest expense. Under certain circumstances, a default interest rate will apply on all obligations during the existence of an event of default under the Credit Agreement at a per annum rate equal to 2.00% above the applicable interest rate. In order to make acquisitions under the Credit Agreement, the Credit Agreement requires, among other things, immediately after giving a pro forma effect to any such acquisition we maintain $120.0 million of total unrestricted cash, cash equivalents, certain short-term investments and total available borrowings, of which $80.0 million must be held by a financial institution with the account residing in the United States. Under this Credit Agreement, we must maintain a minimum consolidated interest coverage ratio of 3.5:1.0 and a maximum consolidated leverage ratio of 2.5:1.0 in addition to other customary affirmative and negative covenants. As of November 30, 2010, we were in compliance with all covenants of this facility.

We also have a $20.0 million revolving line of credit that matures on June 17, 2011. The revolving line of credit is available for cash borrowings and for the issuance of letters of credit up to $20.0 million. As of November 30, 2010, no borrowings were outstanding under the facility and three irrevocable letters of credit in the amounts of $13.0 million, approximately $1.0 million and approximately $0.4 million were outstanding, leaving approximately $5.6 million of available credit for additional letters of credit or cash borrowings. The $13.0 million irrevocable letter of credit outstanding was issued in connection with the mortgage note payable. The letter of credit automatically renews for successive one-year periods, until the mortgage note payable has been satisfied in full. The approximate $1.0 million and $0.4 irrevocable letters of credit outstanding were issued in connection with two sales transaction denominated in foreign currency and will remain outstanding until July 2012 and November 2012, respectively. The line of credit, as amended, contains financial covenants identical to those of the Credit Agreement, as well as other customary affirmative and negative covenants. As of November 30, 2010, we were in compliance with all covenants under the revolving line of credit.

Guarantee Credit Line

We have an approximately $9.1 million revolving guarantee credit line available for issuance of bank guarantees denominated in foreign currency. Issued bank guarantees were approximately $8.6 million and $4.2 million in fiscal years 2010 and 2009, respectively, and were collateralized by pledging the equivalent amount under restricted cash as required under our guarantee credit line. Other various contractual commitments also require us to pledge cash as security under restricted cash. As of November 30, 2010 and 2009, we had restricted cash of $10.5 million and $5.6 million, respectively, which is included in Other Assets on our Consolidated Balance Sheets.

TIBCO SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11.    Other Balance Sheet Components

Certain other balance sheet components are summarized below (in thousands):

	November 30,
	2010	2009
Prepaid expenses and other current assets:
Current deferred tax asset	$33,556	$28,413
Pre-acquisition receivable	339	776
Consumption, goods and services; and value added tax recoverable	5,251	5,579
Prepaid royalties	6,382	5,363
Other	12,361	12,526

	$57,889	$52,657

Other non-current assets:
Prepaid land lease	$23,379	$23,928
Pre-acquisition receivable, net of current portion	291	129
Restricted cash	10,491	5,581
Private equity investments, net	705	799
Other	11,454	13,632

	$46,320	$44,069

Accrued liabilities:
Compensation and benefits	$78,978	$62,629
Taxes	1,007	8,909
Current deferred tax liability	2,517	3,159
Other	26,074	21,898

	$108,576	$96,595

Deferred revenue:
License	$11,371	$9,743
Service and maintenance	171,524	149,498

	$182,895	$159,241

12.    Commitments and Contingencies

Letters of Credit

In connection with the mortgage note payable, we entered into an irrevocable letter of credit in the amount of $13.0 million; additionally, in connection with two sales transaction denominated in foreign currency we entered into two irrevocable letters of credit in the amounts of approximately $1.0 million and $0.4 million; see Note 10 for further details. The letter of credit is collateralized by the $20.0 million revolving line of credit described above in Note 10 and automatically renews for successive one-year periods until the mortgage note payable has been satisfied in full. As of November 30, 2010, we were in compliance with all covenants under the revolving line of credit.

In connection with a facility lease, we have an irrevocable letter of credit in the amount of $4.5 million. The letter of credit automatically renews annually for the duration of the lease term, which expires in December 2010. As of November 30, 2010, we were in compliance with all covenants under the Credit Agreement; see Note 10 for further details.

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

Operating Commitments

At various locations worldwide, we lease office space and equipment under non-cancelable operating leases with various expiration dates through April 2019. Rental expense was approximately $11.0 million, $9.7 million and $10.5 million in fiscal years 2010, 2009 and 2008, respectively.

As of November 30, 2010, contractual commitments associated with indebtedness, lease obligations and restructuring are as follows (in thousands):

	Total	2011	2012	2013	2014	2015	Thereafter
Operating commitments:
Debt principal	$40,377	$2,269	$2,397	$35,711	$—	$—	$—
Debt interest	5,483	2,164	2,036	1,283	—	—	—
Operating leases	32,433	11,608	7,997	5,767	3,746	1,618	1,697

	78,293	16,041	12,430	42,761	3,746	1,618	1,697

Restructuring-related commitments:
Gross lease obligations	2,118	1,345	668	105	—	—	—
Committed sublease income	(999)	(566)	(366)	(67)	—	—	—

	1,119	779	302	38	—	—	—

Total commitments	$79,412	$16,820	$12,732	$42,799	$3,746	$1,618	$1,697

Future minimum lease payments under restructured non-cancelable operating leases as of November 30, 2010, are included in Accrued Restructuring Costs on our Consolidated Balance Sheets; see Note 9 for further details.

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

TIBCO SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The parties have reached a global settlement of the litigation, including the actions against us and Talarian. Under the settlement, the insurers will pay the full amount of settlement share allocated to us (our financial liability will be limited to paying the remaining balance of the applicable retention under Talarian’s directors and officers liability insurance policy). In addition, we, and the other defendants will receive complete dismissals from the case. On October 5, 2009, the Court granted final approval of the settlement. Certain objectors have filed appeals.

Proginet Merger Litigation

On June 28, 2010, a putative shareholder class action suit was filed by individual stockholders in the Supreme Court of the State of New York, Nassau County, against Proginet (which we acquired on September 15, 2010), certain of its officers and directors, us and our subsidiary created for the purpose of effectuating the acquisition of Proginet. The complaint generally alleged that the individual defendants breached their fiduciary duties by failing to maximize shareholder value in negotiating and approving the merger agreement, and that Proginet and we aided and abetted those alleged breaches of fiduciary duties. The complaint seeks, among other relief, class certification, certain forms of injunctive relief, including enjoining the proposed merger, and unspecified damages.

We, Proginet and the other defendants in this action entered into an agreement providing for the settlement and dismissal with prejudice of this action. The agreement is subject to approval of the court. Although we and Proginet believe that the action is without merit, we and Proginet entered into the settlement to avoid the risk of

TIBCO SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

delaying the merger and to minimize the expense of defending the action. The settlement and dismissal with prejudice, if approved by the court, will resolve all of the claims that were or could have been brought in the action, including all claims relating to the merger (other than claims for appraisal under Section 262 of Delaware law). In connection with the settlement and dismissal with prejudice, Proginet has agreed, subject to court approval, that it will pay plaintiffs’ counsel the amount of up to $200,000 for its fees and expenses in the action.

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

On November 30, 2010, we reached a settlement agreement with B.I. Systems, fully resolving B.I. Systems’ claims against us, and providing us with a license to the patent-in-suit. Pursuant to this settlement agreement, the parties moved the Court to dismiss the suit. The Court granted the motion and the suit against us was dismissed with prejudice on December 13, 2010.

InvestPic, LLC v. TIBCO, et al.

On November 24, 2010, InvestPic, LLC (“InvestPic”) filed a complaint for patent infringement against us and fourteen other defendants in the United States District Court for the District of Delaware, Case No. 1:10cv01028-UNA. The complaint alleges that TIBCO’s Spotfire® S+® “and other similar products”, infringe U.S. Patent No. 6,349,291.

InvestPic seeks injunctive relief and unspecified damages. The Court has not yet set a schedule for the case. We intend to defend the action vigorously. While we believe that we have valid defenses to InvestPic’s claims, litigation is inherently unpredictable and we cannot make any predictions as to the outcome of this litigation. It is possible that our business, financial position, or results of operations could be negatively affected by an unfavorable resolution of this action.

TIBCO SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14.    TIBCO Software Inc. Stockholders’ Equity

Preferred Stock

Our certificate of incorporation, as amended and restated, authorizes us to issue 75.0 million shares of $0.001 par value preferred stock. As of November 30, 2010, no preferred stock was issued or outstanding.

Common Stock

Our certificate of incorporation, as amended and restated, authorizes us to issue 1.2 billion shares of $0.001 par value common stock. As of November 30, 2010, approximately 164,522,000 shares of common stock were issued and outstanding. The outstanding shares of common stock as of November 30, 2010 include approximately 4,314,000 shares of restricted stock. All of the outstanding shares of restricted stock remain unvested as of November 30, 2010. The balance of unvested restricted stock will be forfeited and automatically transferred back to us at no cost upon the recipient’s discontinuing employment for any reason.

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

TIBCO SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock Repurchase Programs

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

In April 2010, our Board of Directors approved a new stock repurchase program pursuant to which we were able to repurchase up to $300.0 million of our outstanding common stock from time to time in the open market or through privately negotiated transactions. In connection with the approval of this program, our Board of Directors also terminated our previous $300.0 million stock repurchase program from April 2008 and the remaining authorized amount of $26.7 million under the April 2008 stock repurchase program was canceled. The remaining authorized amount for stock repurchases under the April 2010 stock repurchase program was approximately $158.9 million as of the end of fiscal year 2010, and was canceled as described in the immediately succeeding paragraph.

Subsequent to the end of our fiscal year, on December 21, 2010, we announced that our Board of Directors approved a new stock repurchase program pursuant to which we may repurchase up to $300.0 million of our outstanding common stock from time to time in the open market or through privately negotiated transactions. In connection with the approval of this program, our Board of Directors also terminated our previous $300.0 million stock repurchase program from April 2010, and the remaining authorized amount of approximately $158.9 million under the April 2010 stock repurchase program was canceled.

All repurchased shares of common stock have been retired. The following table summarizes the activities under the stock repurchase programs for the periods indicated (in thousands, except per share data):

	Year Ended November 30,
	2010	2009	2008
Cash used for repurchases	$204,281	$106,447	$148,989

Shares repurchased	15,084	12,928	21,271

Average price per share	$13.54	$8.23	$7.00

In connection with the stock repurchase activities during fiscal years 2010, 2009 and 2008, we classified $116.6 million, $47.9 million and $56.5 million, respectively, of the excess purchase price over the par value of our common stock to retained earnings and $87.7 million, $58.5 million and $92.5 million, respectively, to additional paid-in capital. As of January 21, 2011, we have repurchased approximately 1.2 million shares of our outstanding common stock at an average price of $20.06 per share pursuant to the December 2010 stock repurchase program. In addition, from December 1, 2010 up to January 21, 2011, employees exercised approximately 0.1 million options which generated approximately $7.9 million in proceeds to the company.

15.    Stock Benefit Plans and Stock-Based Compensation

Stock Benefit Plans

2008 Equity Incentive Plan (the “2008 Plan”).    On August 1, 2008, the 2008 Plan replaced the 1996 Stock Option Plan and the 1998 Director Option Plan. As of November 30, 2010, there were 10.6 million shares available for grant under the 2008 Plan and 7.9 million shares underlying stock options and awards outstanding under the 2008 Plan. During fiscal year 2010, certain of our employees, including our Chief Executive Officer,

TIBCO SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Chief Financial Officer and other named executive officers, received PRSUs. These PRSUs are subject to the terms and conditions set forth in the PRSU Agreement and granted under our 2008 Plan as recently amended and restated. As of November 30, 2010, approximately 4.1 million PRSU were outstanding.

These PRSUs will be eligible to start vesting as of the end of our fiscal year 2012 if we achieve non-GAAP EPS of $1.00 or greater for our fiscal year 2012 and a cumulative non-GAAP EPS of $2.40 or greater over the three fiscal years 2010, 2011 and 2012. If the performance goals are not met as measured at the end of fiscal year 2012, then the PRSUs still may become eligible to vest if, in fiscal year 2013, we achieve a non-GAAP EPS of $1.00 or greater and a cumulative non-GAAP EPS of $3.00 or greater over the four fiscal years 2010, 2011, 2012 and 2013. Upon attainment of the requisite performance goals, the PRSUs will be scheduled to vest in two equal installments over the subsequent two years, subject to the award recipient’s continued employment. Further, even if the performance and time-based vesting requirements are met, 20% of the awards will be forfeited if, in the first fiscal year following achievement of the applicable performance goals, our non-GAAP EPS falls by 10% or more as compared to the non-GAAP EPS achieved for the year that the performance goals were achieved. Also, all or a certain portion of these PRSUs generally will become eligible to vest upon a change of control occurring in 2011, 2012 or 2013, provided that the Company achieves a certain minimum cumulative non-GAAP EPS applicable to the year in which the change of control occurs, or the PRSUs that became eligible to vest but have not yet vested will accelerate vesting as to 100% of the award upon the award holder’s involuntary termination without cause within 12 months after a change of control.

1996 Stock Option Plan (the “1996 Plan”).    On August 1, 2008, the 1996 Plan was retired and replaced with the 2008 Plan. As of November 30, 2010, there were no shares available for grant and 19.1 million underlying stock options and awards outstanding under the 1996 Plan.

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

TIBCO SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

1998 Director Option Plan (the “Director Plan”).    In February 1998, we adopted the Director Plan. On August 1, 2008, the Director Plan was retired and replaced by the 2008 Plan. As of November 30, 2010, no shares were available for grant and approximately 1.0 million shares underlying stock options were outstanding under the Director Plan.

Insightful Corporation Amended and Restated 2001 Stock Option and Incentive Plan (the “Insightful Plan”).    In September 2008, we assumed the Insightful Plan in connection with our acquisition of Insightful. At the date of acquisition, all options of Insightful common stock that were outstanding under the Insightful Plan were converted, according to an exchange ratio, into options of our common stock with terms and conditions equivalent to those applicable at the time of conversion. As of November 30, 2010, there were no shares available for grant and approximately 0.1 million shares underlying stock options and awards were outstanding under the Insightful Plan. In connection with our stockholders’ approval of the amendment to our 2008 Plan at our Annual Meeting of Stockholders on April 22, 2010 and pursuant to the approval of our Board of Directors, the number of shares remaining available for grant of awards under the Insightful Plan was reduced to zero and no additional awards will be granted under the Insightful Plan.

2008 Employee Stock Purchase Plan (the “2008 ESPP”).    On August 1, 2008, we adopted the 2008 ESPP replacing the previous Employee Stock Purchase Program (the “ESPP”) pursuant to the 1996 Plan. As of November 30, 2010, approximately 9.1 million shares were reserved for future issuance under the 2008 ESPP and we had issued approximately 0.4 million shares under the 2008 ESPP.

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

We issued approximately 0.4 million shares, 0.5 million shares and 0.5 million shares for $3.0 million, $2.4 million and $3.6 million, respectively, in employee contributions for the fiscal years 2010, 2009 and 2008, respectively, under the employee stock purchase plans.

2009 Deferred Compensation Plan (the “2009 DCP”).    On February 20, 2009, we adopted the 2009 DCP. Pursuant to the 2009 DCP, eligible participants may elect to defer certain cash compensation into restricted stock units in accordance with the terms of the 2009 DCP. The restricted stock units will be settled in shares of our common stock at the end of the elected deferral period except in certain situations as provided in the 2009 DPC. As of November 30, 2010, approximately 989,000 shares of our common stock remained available for issuance under the 2009 DCP.

TIBCO SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock Option Activity

The summary of stock option activity in fiscal years 2010, 2009 and 2008 is presented below (in thousands, except per share data):

Stock Options	Number of Shares Underlying Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (year)	Aggregate Intrinsic Value
Outstanding at November 30, 2007	37,638	$8.27
Assumed in acquisitions	515	8.85
Granted	3,037	7.67
Exercised	(2,059)	4.20
Forfeited or expired	(2,841)	9.77

Outstanding at November 30, 2008	36,290	8.34
Granted	2,064	7.28
Exercised	(4,290)	6.05
Forfeited or expired	(2,423)	9.21

Outstanding at November 30, 2009	31,641	8.52
Granted	1,163	12.56
Exercised	(9,851)	8.52
Forfeited or expired	(780)	19.03

Outstanding at November 30, 2010	22,173	$8.36	3.23	$250,651

Vested and expected to vest at November 30, 2010	21,644	$8.33	3.17	$245,460

Exercisable at November 30, 2010	18,574	$8.21	2.83	$212,859

The intrinsic value of exercised stock options is calculated based on the difference between the exercise price and the quoted market price of our common stock as of the close of the exercise date. The total intrinsic value of stock options exercised in fiscal years 2010, 2009 and 2008 was $67.3 million, $10.5 million and $7.1 million, respectively. Upon the exercise of stock options, we issue common stock from our authorized shares. As of November 30, 2010, total unamortized stock-based compensation cost related to unvested stock options was $9.8 million, with a weighted-average remaining recognition period of 2.21 years. Total fair value of stock options vested and expensed in fiscal year 2010, 2009 and 2008 was $21.5 million, $16.2 million and $15.5 million, respectively, net of taxes.

The total realized tax benefits attributable to stock options exercised and vesting of stock awards were $30.6 million, $21.6 million and $27.0 million in fiscal year 2010, 2009 and 2008 respectively. The gross excess tax benefits from stock-based compensation were $21.5 million, $17.0 million and $24.7 million in the fiscal years 2010, 2009, and 2008, respectively, as reported on the Consolidated Statements of Cash Flows in financing activities. The excess tax benefits represent the reduction in income taxes otherwise payable during the period which are attributable to the actual gross tax benefits in excess of the expected tax benefits for stock options exercised in current and prior periods.

TIBCO SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

All vested stock options are exercisable. The following table summarizes information about stock options outstanding and exercisable as of November 30, 2010 (in thousands, except number of years and per share data):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares Underlying Options	Weighted-Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price per Share	Number of Shares Underlying Options	Weighted- Average Exercise Price per Share
$ 2.14 to $ 6.29	3,592	2.72	$5.49	3,424	$5.48
6.41 to 7.08	3,527	4.71	6.75	2,739	6.70
7.11 to 7.30	3,347	3.17	7.30	3,311	7.30
7.31 to 8.00	3,590	3.07	7.84	2,732	7.86
8.01 to 9.23	3,253	3.71	8.83	2,482	8.79
9.25 to 11.97	3,205	1.76	11.54	2,920	11.65
12.00 to 47.94	1,666	3.55	14.41	973	14.70

	22,180	3.23	8.38	18,581	8.23

Stock Awards Activities

Our nonvested stock awards are comprised of restricted stock and restricted stock units. A summary of the status for nonvested stock awards as of November 30, 2010, and activities during fiscal years 2010, 2009 and 2008, is presented as follows (in thousands, except per share data):

Nonvested Stock Awards	Restricted Stock	Restricted Stock Units	Performance- based Restricted Stock Units	Total Number of Shares Underlying Stock Awards	Weighted- Average Grant Date Fair Value
Nonvested at November 30, 2007	2,042	578	—	2,620	$8.28
Granted	2,058	412	—	2,470	7.76
Vested	(537)	(153)	—	(690)	8.18
Forfeited	(200)	(75)	—	(275)	8.17

Nonvested at November 30, 2008	3,363	762	—	4,125	7.99
Granted	2,090	1,396	—	3,486	6.67
Vested	(940)	(220)	—	(1,160)	6.98
Forfeited	(432)	(136)	—	(568)	7.96

Nonvested at November 30, 2009	4,081	1,802	—	5,883	7.41
Granted	1,820	453	4,092	6,365	11.04
Vested	(1,441)	(491)	—	(1,932)	8.51
Forfeited	(146)	(105)	—	(251)	8.47

Nonvested at November 30, 2010	4,314	1,659	4,092	10,065	9.47

We granted nonvested stock awards at no cost to recipients during fiscal years 2010, 2009 and 2008. As of November 30, 2010, there was $36.0 million of total unrecognized compensation cost related to nonvested stock awards. That cost is expected to be recognized generally on a straight-line basis as the shares vest over three to four years (the weighted-average recognition period of 2.39 years). The total fair value of shares vested pursuant to stock awards during fiscal year 2010, 2009 and 2008 were $2.1 million, $4.5 million and $5.6 million, respectively.

TIBCO SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We granted approximately 4.1 million PRSUs during fiscal year 2010. As of November 30, 2010, there was $33.4 million of total unrecognized compensation cost related to PRSU. That cost is expected to be recognized using the graded vesting attribution method over the requisite service period of four to six years (the weighted-average recognition period is approximately 4.67 years as of November 30, 2010).

Stock-Based Compensation

Stock-based compensation cost in fiscal year 2010, 2009 and 2008 was $32.2 million, $23.5 million, and $21.0 million, respectively, which consisted primarily of stock-based compensation expense related to employee stock options recognized. The deferred tax benefit on employee stock-based compensation expenses in fiscal years 2010, 2009 and 2008 was $10.7 million, $7.4 million and $5.5 million, respectively. We did not capitalize any stock-based compensation in any of the fiscal periods reported.

We recognize the fair value of service-based stock awards generally on a straight-line basis over the requisite service period of three to four years, net of estimated forfeitures. Employee stock-based compensation cost related to grants of service-based stock awards in fiscal years 2010, 2009 and 2008 was $17.6 million, $12.8 million and $8.5 million, respectively.

We recognize the fair value of employee stock options on a straight-line basis over the requisite service period of three to four years, net of estimated forfeitures. Employee stock-based compensation cost related to employee stock options in fiscal years 2010, 2009 and 2008 was $8.7 million, $9.8 million and $11.2 million, respectively.

We recognize compensation cost related to the performance-based restricted stock units, net of estimated forfeitures, over the requisite service period of four to six years, using the graded vesting attribution method. Compensation cost related to performance-based restricted stock units for fiscal year 2010 was $5.0 million.

We recognize the stock-based compensation costs for PRSUs when we believe it is probable that we will achieve the performance criteria as defined in the PRSUs agreement. We then estimate the most probable period in which the performance criteria will be met, if at all. Under the terms of the PRSU, 20% of the PRSUs will be forfeited if, in the fiscal year following achievement of the applicable performance goals, our non-GAAP EPS falls by 10% or more as compared to the non-GAAP EPS achieved for the year that the performance goals were achieved. Therefore, we also assess the probability of this forfeiture when analyzing our stock-based compensation costs for PRSUs. On a quarterly basis management calculates, based on these estimates, the appropriate compensation expense over the requisite service period by using the graded vesting attribution method and then book an adjustment to compensation cost in that reporting period. As of November 30, 2010, management estimates that it is probable that the performance criteria will be met in first quarter of 2013 and it is not probable that 20% of the PRSUs will be forfeited prior to vesting.

We recognized stock-based compensation cost associated with our employee stock purchase programs on a straight-line basis over each six-month offering period. Employee stock-based compensation associated with our employee stock purchase programs for the fiscal year 2010, 2009 and 2008 was approximately $1.0 million, $1.0 million, and $1.2 million, respectively.

Assumptions for Estimating Fair Value of Stock-Based Awards

We selected the Black-Scholes option pricing model as the most appropriate model for determining the estimated fair value for stock-based awards including stock options and employee stock purchase plans. The use

TIBCO SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of the Black-Scholes model requires the use of extensive actual employee exercise behavior data and the use of a number of complex assumptions including expected volatility, risk-free interest rate and expected dividends. The following table summarizes the assumptions used to value options granted in the respective periods:

	Year Ended November 30,
	2010	2009	2008
Stock Option grants:
Expected term of stock options (years)	4.8 – 5.1	4.7 – 5.1	4.6 – 4.9
Risk-free interest rate	1.3 – 2.4%	1.7 – 2.6%	2.6 – 3.4%
Volatility	42 – 44%	48 – 56%	45 – 48%
Weighted-average grant-date fair value (per share)	$4.99	$3.42	$3.40
Employee stock purchase plans:
Expected term of ESPP (years)	0.5	0.5	0.5
Risk-free interest rate	0.2%	0.3 – 0.4%	1.9 – 2.2%
Volatility	35 – 39%	51 – 71%	42 – 54%
Weighted-average grant-date fair value (per share)	$2.87	$2.12	$2.34

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

16.    Employee 401(k) Plan

Our employee savings and retirement plan is qualified under Section 401 of the United States Internal Revenue Code of 1986, as amended. Employees may elect to reduce their current compensation by up to the statutory prescribed annual limit and have the amount of such reduction contributed to the 401(k) Plan. We provide a 100% match to employee contributions up to 4% of an employee’s base pay and an additional 25% on employee contributions of the next 2% of base pay. Our matching contributions to the 401(k) Plan totaled $5.0 million, $5.1 million and $5.2 million in fiscal years 2010, 2009 and 2008, respectively.

TIBCO SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

17.    Comprehensive Income (Loss)

Our comprehensive income (loss) includes net income and other comprehensive income (loss), which consists of unrealized gains and losses on available-for-sale securities and cumulative translation adjustments.

Total comprehensive income (loss) in fiscal years 2010, 2009 and 2008 are presented in the Consolidated Statements of Equity and Comprehensive Income (Loss). Total Accumulated Other Comprehensive Income (Loss) is displayed as a separate component of Stockholder’s Equity in the accompanying Consolidated Balance Sheets. The balances of each component of Accumulated Other Comprehensive Income (Loss), net of taxes, consist of the following (in thousands):

	November 30,
	2010	2009	2008
Cumulative translation adjustment, net of tax	$(22,066)	$(16,386)	$(44,451)
Unrealized gain (loss) on available-for-sale securities	(10)	(27)	26

Total accumulated other comprehensive income (loss)	$(22,076)	$(16,413)	$(44,425)

As of November 30, 2010, 2009 and 2008, cumulative translation adjustment included total accumulated tax effects of $10.4 million, $7.6 million and $10.7 million, respectively.

18.    Noncontrolling Interest

In the first quarter of fiscal year 2007, we established a joint venture in South Africa, TS Innovations Limited (“Innovations”), with a local South Africa corporation, to assist with our sales efforts as well as to provide consulting services and training to our customers in the Sub-Saharan Africa region. As of November 30, 2010 and 2009, Innovations had total assets of $5.7 million and $3.2 million, respectively. For the years ended November 30, 2010, 2009, and 2008, Innovations had total revenues of $13.2 million, $7.5 million and $3.9 million, respectively. As of November 30, 2010, we owned a 74.9% interest in the joint venture. Because of this majority interest, our Consolidated Financial Statements include the balance sheets, results of operations and cash flows of Innovations, net of intercompany charges. We accordingly eliminated 25.1% of financial results that pertain to the noncontrolling interest; the eliminated amount was reported as a separate line on our Consolidated Statements of Operations and Balance Sheets.

The following table provides a reconciliation of the beginning and the ending carrying amounts of equity attributable to noncontrolling interest (in thousands):

Balance as of November 30, 2008	$358
Net income	218
Cumulative translation adjustment	156

Balance as of November 30, 2009	732
Net income	383
Cumulative translation adjustment	48

Balance as of November 30, 2010	$1,163

TIBCO SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

19.    Income Taxes

Income before provision for income taxes consisted of the following (in thousands):

	Year Ended November 30,
	2010	2009	2008
United States	$84,671	$78,928	$45,241
International	26,201	10,689	25,589

	$110,872	$89,617	$70,830

Significant components of the provision for (benefit from) income taxes are as follows (in thousands):

	Year Ended November 30,
	2010	2009	2008
Federal:
Current	$25,140	$23,547	$20,497
Deferred	(1,353)	(992)	(12,376)

	23,787	22,555	8,121

State:
Current	3,425	2,934	3,711
Deferred	(1,155)	(1,050)	(2,880)

	2,270	1,884	831

Foreign:
Current	12,314	13,246	20,300
Deferred	(5,970)	(10,588)	(10,938)

	6,344	2,658	9,362

Provision for income taxes	$32,401	$27,097	$18,314

We paid income taxes of $22.8 million, $18.6 million and $12.6 million in fiscal years 2010, 2009 and 2008, respectively.

The provision for income taxes was at rates other than the United States Federal statutory tax rate for the following reasons:

	Year Ended November 30,
	2010	2009	2008
U.S. Federal statutory rate	35.0%	35.0%	35.0%
State taxes	2.1	3.2	1.2
Research and development credits	(0.3)	(1.9)	(2.2)
Goodwill and intangibles	(0.3)	(0.4)	(0.5)
Stock option compensation	0.5	1.1	3.1
Foreign income taxed at different rate	(7.9)	(6.6)	(7.7)
Change in valuation allowance	—	0.8	(1.7)
Meals and entertainment	0.5	0.5	0.8
Acquisition related costs	0.7	—	—
Other	(1.1)	(1.5)	(2.1)

Provision for income taxes	29.2%	30.2%	25.9%

TIBCO SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

U.S. income taxes and foreign withholding taxes have not been provided for on a cumulative total of $64.2 million of undistributed earnings for certain non-U.S. subsidiaries. With the exception of our subsidiaries in the United Kingdom and Japan, net undistributed earnings of our foreign subsidiaries are generally considered to be indefinitely reinvested, and accordingly, no provision for U.S. income taxes has been provided thereon. We have sufficient cash reserves in the U.S. and do not require repatriation of our foreign earnings. We intend to use the undistributed earnings for acquisitions, local operations expansion and to meet local operating expense requirements. Upon distribution of these earnings in the form of dividends or otherwise, we will be subject to U.S. income taxes net of available foreign tax credits associated with these earnings. Determination of the amount of unrecognized deferred tax liability related to these earnings is not practicable.

The components of deferred tax assets (liabilities) are as follows (in thousands):

	November 30,
	2010	2009
Deferred tax assets:
Net operating loss carryforwards	$38,822	$36,302
Reserves, accruals and foreign related items	26,319	24,546
Credit carryforwards	18,123	15,918
Depreciation and amortization	18,424	16,952
Unrealized losses on investments	4,905	5,402
Deferred revenue	8,337	6,891
Translation gains/losses	6,030	1,364
Stock compensation expense	13,629	11,618
Other	3,170	1,962

	137,759	120,955
Deferred tax liabilities:
Intangible assets	(34,790)	(24,664)
Pre-acquisition receivable—Spotfire	(720)	(1,135)
Other	(745)	(422)

	(36,255)	(26,221)

Net deferred tax assets before valuation allowance	101,504	94,734
Valuation allowance	(8,051)	(8,679)

Net deferred tax assets	$93,453	$86,055

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

In connection with the acquisition of Foresight in the first quarter of fiscal year 2010, we have recorded current deferred tax liabilities of $1.6 million and long term deferred tax liabilities of $6.5 million with a corresponding adjustment to goodwill. These deferred taxes were primarily related to the acquired intangible assets, deferred revenue and accrued expenses.

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

TIBCO SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In connection with the acquisition of Kabira in the second quarter of fiscal year 2010, we have recorded current deferred tax assets of $1.4 million and long term deferred tax liabilities of $1.0 million with a corresponding adjustment to goodwill. These deferred taxes were primarily related to the acquired intangible assets, deferred revenue and accrued expenses.

In connection with the acquisition of Proginet in the fourth quarter of fiscal year 2010, we have recorded current deferred tax assets of $1.2 million with a corresponding adjustment to goodwill. These deferred taxes were primarily related to the accounts receivable, deferred revenue and accrued expenses.

In connection with the acquisition of OpenSpirit in the fourth quarter of fiscal year 2010, we have recorded current deferred tax assets of $1.0 million and long term deferred tax liabilities of $0.6 million with a corresponding adjustment to goodwill. These deferred taxes were primarily related to the acquired intangible assets, deferred revenue, accounts receivable, accrued expenses and certain tax attributes of OpenSpirit.

We assess the likelihood that we will be able to recover our deferred tax assets. We consider all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. If it is not more likely than not that we will recover our deferred tax assets, we will increase our provision for taxes by recording a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable. The available positive evidence at November 30, 2010 included six years of historical operating profits and a projection of future income sufficient to realize most of our remaining deferred tax assets. As of November 30, 2010, it was considered more likely than not that our deferred tax assets would be realized with the exception of certain capital loss and foreign tax credit carryovers as we cannot forecast sufficient future capital gains or foreign source income to realize these deferred tax assets. The valuation allowance of approximately $8.1 million as of November 30, 2010 will result in an income tax benefit if and when we conclude it is more likely than not that the related deferred tax assets will be realized.

As of November 30, 2010, we believed that the amount of the deferred tax assets recorded on our balance sheet would ultimately be recovered. However, should there be a change in our ability to recover our deferred tax assets, our tax provision would increase in the period in which we determine that it is more likely than not that we cannot recover our deferred tax assets. If we have to re-establish a full valuation allowance against our deferred tax assets it would result in an increase of $36.4 million to income tax expense.

We have elected to track the portion of our federal and state net operating loss and tax credit carryforwards attributable to stock option benefits in a separate memo account. Therefore, these amounts are no longer included in our gross or net deferred tax assets. The benefit of these net operating loss and tax credit carryforwards will only be recorded to equity when they reduce cash taxes payable. As a result, we recorded a net change of $6.9 million and $20.3 million in fiscal year 2010 and 2009, respectively, in the memo account resulting from the utilization of net operating loss related to stock option benefits.

Our income taxes payable for federal purposes have been reduced by the tax benefits associated with the exercise of employee stock options during the fiscal year and utilization of net operating loss carryover applicable to both stock options and acquired entities. The benefits applicable to stock options were credited directly to stockholders’ equity when realized and amounted to $30.6 million and $21.6 million for fiscal years 2010 and 2009, respectively.

As of November 30, 2010, our federal and state net operating loss carryforwards for income tax purposes were $207.8 million and $78.7 million, respectively, which expire through 2029. As of November 30, 2010, our

TIBCO SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

federal and state tax credit carryforwards for income tax purposes were $59.3 million and $32.3 million, respectively. The federal tax credit carryforwards expire in 2030 and the state tax credit can be carried forward indefinitely. Some of the net operating loss and tax credit carryforwards are due to acquisitions.

As of November 30, 2010, our federal and state net operating loss carryforwards being accounted for in the memo account were $101.2 million and $20.9 million, respectively. As of November 30, 2010, our federal and state tax credit carryforwards being accounted for in the memo account were $54.0 million and $21.5 million, respectively.

In the event of a change in ownership, as defined under federal and state tax laws, our net operating loss and tax credit carryforwards may be subject to annual limitations. The annual limitations may result in the expiration of the net operating loss and tax credit carryforwards before utilization.

A reconciliation of the unrecognized tax benefits for the fiscal years ended November 30, 2010 and 2009 are as follows (in thousands):

	November 30,
	2010	2009
Gross unrecognized tax benefits balance at beginning of year	$38,516	$35,433
Increases for tax positions of current fiscal year	1,267	2,512
Increases for tax positions of prior fiscal years	413	1,398
Decreases for tax positions of prior fiscal years	(493)	(651)
Lapse of statutes of limitation	(3,921)	(176)

Total gross unrecognized tax benefits balance at end of year	35,782	38,516
Interest and penalties	872	1,416

Balance at end of year	$36,654	$39,932

During fiscal year 2010, the amount of gross unrecognized tax benefits was decreased by approximately $2.7 million. The total amount of gross unrecognized tax benefits was $35.8 million as of November 30, 2010, of which $16.2 million would affect the effective tax rate if realized. We do not expect any significant changes to the amount of unrecognized tax benefit within the next 12 months.

Upon adoption of authoritative guidance, we have elected to include interest expense and penalties accrued on unrecognized tax benefits as a component of our income tax expense. This is consistent with our policy prior to the adoption of accounting for uncertainty in income taxes. As of November 30, 2010 and November 30, 2009, we had accrued interest and penalties related to uncertain tax positions of $0.9 million and $1.4 million, respectively.

We are subject to routine corporate income tax audits in the United States and foreign jurisdictions. The statute of limitations for our fiscal years 1994 through 2010 remains open for U.S. purposes. Most foreign jurisdictions have statute of limitations that range from three to six years.

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

TIBCO SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The following table sets forth the computation of basic and diluted net income per share for the periods indicated (in thousands, except per share data):

	Year Ended November 30,
	2010	2009	2008
Net income attributable to TIBCO Software Inc.	$78,088	$62,302	$52,411

Weighted-average shares of common stock used in computing basic net income per share (excluding unvested restricted stock)	160,959	168,970	180,525
Effect of dilutive common stock equivalents:
Stock options to purchase common stock	7,952	2,548	2,905
Restricted common stock awards	2,042	810	312

Weighted-average shares of common stock used in computing diluted net income per share	170,953	172,328	183,742

Net income per share attributable to TIBCO Software Inc.:
Basic	$0.49	$0.37	$0.29

Diluted	$0.46	$0.36	$0.29

The following potential weighted-average common stock equivalents are not included in the diluted net income per share calculation above, because their effect was anti-dilutive for the periods indicated (in thousands):

	Year Ended November 30,
	2010	2009	2008
Stock options to purchase common stock	4,487	23,882	24,725
Restricted common stock awards	76	1,299	1,267

Total anti-dilutive common stock equivalents	4,563	25,181	25,992

During fiscal year 2010, we granted PRSUs that contains performance metrics based on the attainment and maintenance of specified non-GAAP EPS goals. If the performance criteria are achieved, these PRSUs will be

TIBCO SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

considered outstanding for the purpose of computing diluted EPS if the effect is dilutive. Please see Note 15 for additional details. As of November 30, 2010, 4.1 million shares of PRSUs were outstanding. The dilutive impact of these awards will be deferred until the first quarter of fiscal year 2013, at the earliest, when and if the performance criteria of the awards have been met.

21.    Related Party Transactions

Peter J. Job, a member of our Board of Directors, serves on the Boards of two companies which were customers in fiscal years 2010, 2009 and 2008. Total revenue received from these companies for products and services delivered in fiscal years 2010, 2009 and 2008 were $13.9 million, $9.1 million and $19.4 million, respectively. Total accounts receivable for these two companies as of November 30, 2010 and 2009 were $4.3 million and $1.9 million, respectively.

22.    Segment Information

We operate our business in one operating segment: the development and marketing of a suite of infrastructure software. Our chief operating decision maker is our Chief Executive Officer, who reviews financial information presented on a consolidated basis for purposes of making operating decisions and assessing financial performance.

Our total revenue by geographic region, based on the location at which each sale originated, is summarized as follows (in thousands):

	Year Ended November 30,
	2010	2009	2008
Americas:
United States	$368,391	$279,226	$301,969
Other Americas	39,633	35,936	18,660

Total Americas	408,024	315,162	320,629

EMEA:
United Kingdom	69,935	62,426	74,230
Other EMEA	204,613	194,562	185,960

Total EMEA	274,548	256,988	260,190

APJ	71,435	49,238	63,652

	$754,007	$621,388	$644,471

Our license revenue in fiscal years 2010, 2009 and 2008 was derived from the following three product solutions: SOA, business optimization and BPM.

	Year Ended November 30,
	2010	2009	2008
SOA	62%	62%	56%
Business optimization	27	25	32
BPM	11	13	12

Total license revenue	100%	100%	100%

TIBCO SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Our property and equipment by major country are summarized as follows (in thousands):

	November 30,
	2010	2009
Property and equipment, net:
United States	$83,931	$90,254
United Kingdom	1,724	2,224
Other	2,868	2,153

	$88,523	$94,631

23.    Selected Quarterly Financial Information (Unaudited)

(in thousands, except per share data)

	Three Months Ended
	November 30, 2010	August 31, 2010	May 31, 2010	February 28, 2010
Total revenue	$241,217	$184,476	$173,270	$155,044
Gross profit	183,400	134,427	125,943	112,444
Total operating expenses	126,659	107,808	109,716	96,876
Income from operations	56,741	26,619	16,227	15,568
Provision for income taxes	18,065	7,536	2,682	4,118
Net income attributable to TIBCO Software Inc.	37,494	17,355	12,814	10,425
Net income per share attributable to TIBCO Software Inc.:
Basic	$0.23	$0.11	$0.08	$0.06
Diluted	$0.22	$0.10	$0.08	$0.06
Shares used in computing net income per share attributable to TIBCO Software Inc.:
Basic	160,013	160,238	160,992	162,593
Diluted	172,899	171,192	169,975	169,745

	Three Months Ended
	November 30, 2009	August 31, 2009	May 31, 2009	February 28, 2009
Total revenue	$195,570	$150,252	$142,670	$132,896
Gross profit	152,773	111,949	102,773	94,841
Total operating expenses	107,932	91,440	88,758	85,604
Income from operations	44,841	20,509	14,015	9,237
Provision for income taxes	12,518	5,629	4,828	4,122
Net income attributable to TIBCO Software Inc.	31,733	14,866	10,077	5,626
Net income per share attributable to TIBCO Software Inc.:
Basic	$0.19	$0.09	$0.06	$0.03
Diluted	$0.18	$0.09	$0.06	$0.03
Shares used in computing net income per share attributable to TIBCO Software Inc.:
Basic	164,925	168,036	171,635	171,284
Diluted	171,886	172,194	173,134	172,092

TIBCO SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

24.    Subsequent Events

Acquisition of LoyaltyLab, Inc.

On December 1, 2010, we acquired LoyaltyLab, Inc. (“Loyalty Lab”), a private company incorporated in the State of Delaware and an independent provider of loyalty management solutions. We paid $23.0 million in cash to acquire all of the outstanding shares of capital stock of Loyalty Lab. We have also incurred transaction costs associated with the acquisition. As a result of the acquisition, TIBCO assumed facility leases, certain liabilities and commitments of Loyalty Lab. Management is currently evaluating the purchase price allocation for this transaction.

Change in Organizational Structure

Effective December 1, 2010, we changed our organizational structure which resulted in the centralization of the majority of our international operations in the Netherlands. As a result of this change, we believe we will realize a benefit in our effective tax rate beginning in fiscal year 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on this 28th day of January 2011.

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

Signature	Title	Date

/s/ VIVEK Y. RANADIVÉ Vivek Y. Ranadivé	Chairman and Chief Executive Officer (Principal Executive Officer)	January 28, 2011

/s/ SYDNEY L. CAREY Sydney L. Carey	Executive Vice President, Chief Financial Officer (Principal Financial Officer)	January 28, 2011

/s/ TROY O. MITCHELL Troy O. Mitchell	Vice President, Corporate Controller (Principal Accounting Officer)	January 28, 2011

/s/ NANCI E. CALDWELL Nanci E. Caldwell	Director	January 28, 2011

/s/ ERIC C. W. DUNN Eric C. W. Dunn	Director	January 17, 2011

/s/ NAREN K. GUPTA Naren K. Gupta	Director	January 28, 2011

/s/ PETER J. JOB Peter J. Job	Director	January 21, 2011

/s/ PHILIP K. WOOD Phillip K. Wood	Director	January 28, 2011

II-2

EXHIBIT INDEX

Exhibit No.	Exhibits
3.1(1)	Amended and Restated Certificate of Incorporation of Registrant.
3.2(2)	Amended and Restated Bylaws of Registrant, as amended and restated.
3.3(13)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of the Registrant.
4.1(13)	Preferred Stock Rights Agreement, dated as of February 14, 2004, between the Registrant and EquiServe Trust Company, N.A., including the Certificate of Designation, the Form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B and C, respectively.
10.1(3)	Form of Registrant’s Indemnification Agreement.
10.2(4)#	1996 Stock Option Plan, as amended and restated.
10.3(3)#	Form of Stock Option Agreement pursuant to the 1996 Stock Option Plan.
10.4(9)#	Form of Restricted Stock Agreement pursuant to the 1996 Stock Option Plan.
10.5(3)#	Form of Restricted Stock Unit Agreement pursuant to the 1996 Stock Option Plan.
10.6(5)#	1998 Director Option Plan, as amended and restated.
10.7(9)#	Form of Director Option Agreement pursuant to the 1998 Director Option Plan.
10.8(16)	2008 Equity Incentive Plan (February 26, 2010 Restatement)
10.9(7)#	Form of Stock Option Agreement pursuant to the 2008 Equity Incentive Plan.
10.10	Form of Restricted Stock Agreement pursuant to the 2008 Equity Incentive Plan.
10.11	Form of Restricted Stock Unit Agreement pursuant to the 2008 Equity Incentive Plan.
10.12(6)#	2008 Employee Stock Purchase Plan.
10.13(8)#	White Barn, Inc. Stock Option Plan.
10.14(8)#	White Barn, Inc. 2000 Equity Incentive Plan.
10.15(9)#	Change in Control and Severance Plan.
10.16(9)#	Amended and Restated Employment Agreement, dated as of September 26, 2008, by and between Vivek Ranadivé and Registrant.
10.17(10)	Lease Agreement dated January 21, 2000 between Spieker Properties, L.P. and the Registrant.
10.18(11)	Agreement to Lease and Sell Assets, dated as of June 2, 2003, by and between the Board of Trustees of the Leland Stanford Junior University and 3301 Hillview Holdings, Inc.
10.19(11)	Ground Lease, dated as of June 25, 2003, by and between the Board of Trustees of the Leland Stanford Junior University and 3301 Hillview Holdings, Inc.
10.20(11)	Promissory Note issued on June 25, 2003 to SunAmerica Life Insurance Company by 3301 Hillview Holdings, Inc.
10.21(12)	First Amendment, dated May 31, 2007, to Promissory Note issued on June 25, 2003 to SunAmerica Life Insurance Company by 3301 Hillview Holdings, Inc.
10.22(14)#	TIBCO Software Inc. 2009 Deferred Compensation Plan.
10.23(14)#	Form of Restricted Stock Unit Agreement pursuant to the TIBCO Software Inc. 2009 Deferred Compensation Plan.
10.24(15)	Credit Agreement, dated as of November 2, 2009, by and among TIBCO Software Inc., each of the lenders party thereto from time to time, Silicon Valley Bank, as Syndication Agent, Wells Fargo Bank, N.A., as Documentations Agent, and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer
10.25(17)	Form of Performance-Based Restricted Stock Unit Agreement
21	List of subsidiaries.
23	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.
24	Power of Attorney (included on signature page).
31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification by Chief Financial Officer Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification by Chief Executive Officer pursuant to 18 USC § 1350.
32.2	Certification by Chief Financial Officer pursuant to 18 USC § 1350.

Exhibit No.	Exhibits
101	Interactive data files (XBRL) pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of November 30, 2010 and November 30, 2009, (ii) the Consolidated Statements of Operations for the years ended November 30, 2010, November 30, 2009 and November 30, 2008, (iii) the Consolidated Statements of Equity and Comprehensive Income (Loss) for the years ended November 30, 2010, 2009 and 2008, (iv) the Consolidated Statements of Cash Flows for the years ended November 30, 2010, November 30, 2009 and November 30, 2008 and (v) the Notes to Consolidated Financial Statements.*

(1)	Incorporated by reference to an exhibit filed with the Registrant’s Registration Statement on Form 8-A, filed with the SEC on February 23, 2004.
(2)	Incorporated by reference to an exhibit filed with the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on July 9, 2009.
(3)	Incorporated by reference to an exhibit filed with the Registrant’s Annual Report on Form 10-K, filed with the SEC on January 25, 2008.
(4)	Incorporated by reference to an exhibit filed with the Registrant’s Annual Report on Form 10-K, filed with the SEC on February 9, 2007.
(5)	Incorporated by reference to an exhibit filed with the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on April 14, 2006.
(6)	Incorporated by reference to exhibits filed with the Registrant’s Registration Statement on Form S-8 (File No. 333-152245), filed with the SEC on July 10, 2008.
(7)	Incorporated by reference to an exhibit filed with the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on July 10, 2008.
(8)	Incorporated by reference to exhibits filed with the Registrant’s Registration Statement on Form S-8 (File No. 333-88730), filed with the SEC on May 21, 2002.
(9)	Incorporated by reference to an exhibit filed with the Registrant’s Annual Report on Form 10-K, filed with the SEC on January 28, 2009.
(10)	Incorporated by reference to an exhibit filed with the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on April 17, 2000.
(11)	Incorporated by reference to exhibits filed with the Registrant’s Annual Report on Form 10-K, filed with the SEC on January 20, 2004.
(12)	Incorporated by reference to exhibits filed with the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on July 13, 2007.
(13)	Incorporated by reference to an exhibit filed with the Registrant’s Registration Statement on Form 8-A, filed with the SEC on February 23, 2004, as amended.
(14)	Incorporated by reference to exhibits filed with the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on April 9, 2009.
(15)	Incorporated by reference to an exhibit filed with the Registrant’s Current Report on Form 8-K, filed with the SEC on November 2, 2009.
(16)	Incorporated by reference to an exhibit filed with the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on April 9, 2010.
(17)	Incorporated by reference to an exhibit filed with the Registrant’s Current Report on Form 8-K, filed with the SEC on March 4, 2010.
#	Indicates management contract or compensatory plan or arrangement.
*	XBRL (Extensible Business Reporting Language) information is furnished and not filed herewith, is not a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.