Form 10-Q
period 2011-02-27
TIBCO SOFTWARE INC
filed 2011-04-08
CIK 1085280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 27, 2011

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

The number of shares outstanding of the registrant’s Common Stock, $0.001 par value, as of April 1, 2011 was 165,934,825 shares.

TIBCO SOFTWARE INC.

TIBCO SOFTWARE INC.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except par value per share)

	February 28, 2011	November 30, 2010
Assets
Current assets:
Cash and cash equivalents	$260,404	$243,989
Short-term investments	1,607	1,504
Accounts receivable, net of allowances of $6,158 and $5,729	151,482	185,740
Prepaid expenses and other current assets	58,922	57,889

Total current assets	472,415	489,122
Property and equipment, net	87,836	88,523
Goodwill	435,389	409,545
Acquired intangible assets, net	103,627	104,818
Long-term deferred income tax assets	72,953	66,671
Other assets	48,130	46,320

Total assets	$1,220,350	$1,204,999

Liabilities and Equity

Current liabilities:
Accounts payable	$18,617	$23,815
Accrued liabilities	74,577	108,576
Accrued restructuring costs	1,051	2,714
Deferred revenue	192,701	182,895
Current portion of long-term debt	2,300	2,269

Total current liabilities	289,246	320,269

Accrued restructuring costs, less current portion	406	513
Long-term deferred revenue	14,536	15,212
Long-term deferred income tax liabilities	5,465	4,257
Long-term income tax liabilities	16,395	14,044
Long-term debt, less current portion	37,521	38,108
Other long-term liabilities	2,705	2,865

Total liabilities	366,274	395,268

Commitments and contingencies (Note 9)

Equity:
Common stock, $0.001 par value; 1,200,000 shares authorized; 165,798 and 164,522 shares issued and outstanding	166	165
Additional paid-in capital	858,602	830,479
Accumulated other comprehensive loss	(5,941)	(22,076)
Retained earnings	—	—

Total TIBCO Software Inc. stockholders’ equity	852,827	808,568
Noncontrolling interest	1,249	1,163

Total equity	854,076	809,731

Total liabilities and equity	$1,220,350	$1,204,999

See accompanying Notes to Condensed Consolidated Financial Statements.

TIBCO SOFTWARE INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share data)

	Three Months Ended February 28,
	2011	2010
Revenue:
License	$70,085	$54,174
Service and maintenance	115,256	100,870

Total revenue	185,341	155,044

Cost of revenue:
License	8,927	7,396
Service and maintenance	44,020	35,204

Total cost of revenue	52,947	42,600

Gross profit	132,394	112,444
Operating expenses:
Research and development	32,686	28,074
Sales and marketing	62,523	52,703
General and administrative	12,917	11,346
Amortization of acquired intangible assets	4,891	3,708
Acquisition related and other	545	1,045
Restructuring adjustment	(33)	—

Total operating expenses	113,529	96,876

Income from operations	18,865	15,568
Interest income	482	204
Interest expense	(1,046)	(985)
Other income (expense), net	(290)	(229)

Income before provision for income taxes	18,011	14,558
Provision for income taxes	1,996	4,118

Net income	16,015	10,440
Less: Net income attributable to noncontrolling interest	62	15

Net income attributable to TIBCO Software Inc.	$15,953	$10,425

Net income per share attributable to TIBCO Software Inc.:
Basic	$0.10	$0.06

Diluted	$0.09	$0.06

Shares used in computing net income per common share attributable to TIBCO Software Inc.:
Basic	160,503	162,593

Diluted	173,486	169,745

See accompanying Notes to Condensed Consolidated Financial Statements.

TIBCO SOFTWARE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended February 28,
	2011	2010
Operating activities:
Net income	$16,015	$10,440
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	3,094	3,445
Amortization of acquired intangible assets	9,686	7,322
Stock-based compensation	11,481	6,436
Deferred income tax	(2,387)	(5,115)
Tax benefits related to stock benefit plans	9,545	4,879
Excess tax benefits from stock-based compensation	(9,228)	(3,850)
Other non-cash adjustments, net	(112)	10
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	38,960	43,658
Prepaid expenses and other assets	(4,388)	2,104
Accounts payable	(5,681)	(4,549)
Accrued liabilities and restructuring costs	(35,216)	(35,272)
Deferred revenue	4,591	10,994

Net cash provided by operating activities	36,360	40,502

Investing activities:
Purchases of short-term investments	(71)	—
Maturities and sales of short-term investments	—	152
Acquisitions, net of cash acquired	(22,579)	(29,227)
Proceeds from sales of private equity investments	—	32
Purchases of property and equipment	(1,579)	(1,058)
Restricted cash pledged as security	779	22

Net cash used in investing activities	(23,450)	(30,079)

Financing activities:
Proceeds from exercise of stock options	18,358	3,456
Proceeds from employee stock purchase program	1,806	1,374
Withholding taxes related to restricted stock net share settlement	(4,589)	(962)
Repurchases of the Company’s common stock	(24,430)	(29,564)
Excess tax benefits from stock-based compensation	9,228	3,850
Principal payments on long-term debt	(556)	(527)

Net cash used in financing activities	(183)	(22,373)

Effect of foreign exchange rate changes on cash and cash equivalents	3,688	(2,112)

Net increase (decrease) in cash and cash equivalents	16,415	(14,062)
Cash and cash equivalents at beginning of period	243,989	292,529

Cash and cash equivalents at end of period	$260,404	$278,467

Supplemental disclosures:
Income taxes paid	$3,402	$10,165

Interest paid	$736	$760

See accompanying Notes to Condensed Consolidated Financial Statements

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared by TIBCO Software Inc. (“TIBCO,” the “Company,” “we” or “us”) in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in Consolidated Financial Statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) have been condensed or omitted in accordance with such rules and regulations. The condensed consolidated balance sheet data as of November 30, 2010 was derived from audited financial statements, but does not include all disclosures required by GAAP. In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of our financial position and our results of operations and cash flows. These Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and notes thereto included in our 2010 Annual Report on Form 10-K for the fiscal year ended November 30, 2010.

Our fiscal year ends on November 30th of each year. For purposes of presentation, we have indicated the first quarter of fiscal year 2011 as ended on February 28, 2011; whereas in fact, the first quarter of fiscal year 2011 actually ended on February 27, 2011. There were 89 days and 90 days in the first quarter of fiscal years 2011 and 2010, respectively.

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

The results of operations for the three months ended February 28, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending November 30, 2011, or any other future period, and we make no representations related thereto. Certain reclassifications have been made to the prior year consolidated financial statements to conform to the current year presentation.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Our significant accounting policies were described in Note 2 to our audited Consolidated Financial Statements included in our 2010 Annual Report on Form 10-K for the fiscal year ended November 30, 2010. Other than the adoption of the Financial Accounting Standards Board (“FASB”) guidance related to accounting for revenue recognition, there have been no significant changes in our accounting policies for the first quarter of fiscal year 2011.

Recent Accounting Pronouncements

In December 2010, the FASB issued Accounting Standards Update Disclosure of Supplementary Pro Forma Information for Business Combinations (Topic 805)—Business Combinations, to improve consistency in how the pro forma disclosures are calculated. Additionally, the update enhances the disclosure requirements and requires description of the nature and amount of any material, nonrecurring pro forma adjustments directly attributable to a business combination. The guidance is effective for us in the first quarter of fiscal 2012 and should be applied prospectively to business combinations for which the acquisition date is after the effective date. Early adoption is permitted. We are currently evaluating the potential impact, if any, of the adoption of the guidance on our consolidated results of operations and financial condition.

In September 2009, the FASB issued authoritative revenue recognition guidance on accounting for multiple elements in an arrangement and how total consideration should be allocated amongst the various elements. It also expands disclosure requirements for multiple element arrangements. Concurrently, the FASB also issued authoritative guidance for arrangements that include both software and tangible products that excludes tangible products and certain related elements from the scope of the revenue recognition authoritative guidance specific to software transactions. The standards must both be adopted in the same period and can be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier application permitted, or they can be adopted on a retrospective basis. In April 2010, FASB Emerging Issues Task Force issued a consensus on Milestone Method of Revenue Recognition which amended disclosure requirements on accounting policy and arrangements for revenue transactions counting under milestone method. The amendments are effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. We adopted this guidance in the first quarter of fiscal year 2011 and there was no material impact on our consolidated results of operations and financial condition.

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Revenue Recognition

License revenue consists principally of revenue earned under software license agreements. License revenue is generally recognized when a signed contract or other persuasive evidence of an arrangement exists, the software has been shipped or electronically delivered, the license fee is fixed or determinable and collection of the resulting receivable is probable. When contracts contain multiple software and software-related elements (for example software license, maintenance, and professional services) wherein Vendor-Specific Objective Evidence (“VSOE”) exists for all undelivered elements, we account for the delivered elements in accordance with the “Residual Method.” VSOE of fair value for maintenance and support is established by a stated renewal rate, if substantive, included in the license arrangement or rates charged in stand-alone sales of maintenance and support. Revenue from subscription license agreements, which include software, rights to unspecified future products and maintenance, is recognized ratably over the term of the subscription period.

Provided all other revenue criteria are met, the upfront, minimum, non-refundable license fees from Original Equipment Manufacturer (“OEM”) customers are generally recognized upon delivery and on-going royalty fees are generally recognized upon reports of units shipped. Revenue on shipments to resellers is recognized when evidence of an end-user arrangement exists and recorded net of related costs to the resellers.

Professional services revenue consists primarily of revenue received for assisting with the implementation of our software, on-site support, training and other consulting services. Many customers who license our software also enter into separate professional services arrangements with us. In determining whether professional services revenue should be accounted for separately from license revenue, we evaluate whether the professional services are considered essential to the functionality of the software using factors such as the nature of our software products; whether they are ready for use by the customer upon receipt; the nature of our implementation services, which typically do not involve significant customization to or development of the underlying software code; the availability of services from other vendors; whether the timing of payments for license revenue is coincident with performance of services; and whether milestones or acceptance criteria exist that affect the realizability of the software license fee. Substantially all of our professional services arrangements are billed on a time and materials basis and, accordingly, are recognized as the services are performed. Contracts with fixed or not-to-exceed fees are recognized on a percentage-of-completion or completed-contract basis. If there is significant uncertainty about the project completion or receipt of payment for professional services, revenue is deferred until the uncertainty is sufficiently resolved. Training revenue is recognized as training services are delivered. VSOE of fair value of consulting and training services is based upon stand-alone sales of those services. Payments received in advance of consulting or training services performed are deferred and recognized when the related services are performed. Work performed and expenses incurred in advance of invoicing are recorded as unbilled receivables. These amounts are billed in the subsequent month. Our service and maintenance revenue includes reimbursable expenses of $2.1 million and $1.9 million for the three months ended February 28, 2011 and 2010, respectively.

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

Maintenance revenue consists of fees for providing software updates on a when-and-if available basis and technical support for software products (“post-contract customer support” or “PCS”). Maintenance revenue is recognized ratably over the term of the agreement.

Payments received in advance of services performed are deferred. Allowances for estimated future returns and discounts are provided for upon recognition of revenue.

In October 2009, the FASB amended the accounting standards for certain multiple deliverable revenue arrangements to:

•	provide updated guidance on whether multiple deliverables exist, how the deliverables in an arrangement should be separated, and how the consideration should be allocated;

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

•

require an entity to allocate revenue in an arrangement using the estimated selling price (“ESP”) of deliverables if a vendor does not have vendor-specific objective evidence (“VSOE”) of selling price or third-party evidence (“TPE”) of selling price; and

•	eliminate the use of the residual method and require an entity to allocate revenue using the relative selling price method.

We occasionally enter into multiple element revenue arrangements in which a customer may purchase a combination of software licenses, hosting services, maintenance, professional services and hardware. For multiple element arrangements that contain non-software related elements, for example our hosting services, we allocate revenue to each non-software element based upon the relative selling price of each, and if software and software-related elements are also included in the arrangement, to those elements as a group based on our ESP for the group. When applying the relative selling price method, we determine the selling price for each deliverable using VSOE of selling price, if it exists, then TPE of selling price. If neither VSOE nor TPE of selling price exist for a deliverable, we use our ESP for that deliverable. Revenue allocated to each element is then recognized when the basic revenue recognition criteria is met for each element. The manner in which we account for multiple element arrangements that contain only software and software-related elements remains unchanged. Our non-software components of tangible products and software do not function together to provide the essential functionality of the product.

Consistent with our methodology under previous accounting guidance, we determine VSOE for each element based on historical stand-alone sales to third-parties or from the stated renewal rate for the elements contained in the initial software license arrangement. When we are unable to establish selling prices using VSOE or TPE, we use ESP in our allocation of arrangement consideration. The objective of ESP is to determine the price at which we would transact a sale if the product or service were sold on a stand-alone basis. ESP is generally used for offerings that are not typically sold on a stand-alone basis or for new or highly customized offerings.

We regularly review VSOE and have established a review process for TPE and ESP and maintain internal controls over the establishment and updates of these estimates. There was no material impact to revenue during the three months ended February 28, 2011 resulting from changes in VSOE, TPE or ESP, nor do we expect a material impact from such changes in the near term.

3. BUSINESS COMBINATION

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

LoyaltyLab, Inc.

On December 7, 2010, we acquired LoyaltyLab, Inc. (“Loyalty Lab”), a private company incorporated in Delaware. Loyalty Lab is an independent provider of loyalty management solutions allowing marketers to manage loyalty programs from their desktop. This acquisition provides us international presence in the customer loyalty market. We paid $23.5 million in cash to acquire all of the outstanding shares of capital stock of Loyalty Lab. We have also incurred $0.4 million of acquisition related and other expenses associated with the acquisition. As a result of the acquisition, we assumed facility leases and certain liabilities and commitments of Loyalty Lab. We are currently evaluating the purchase price allocation for this transaction.

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The preliminary allocation of the purchase price for the Loyalty Lab acquisition, as of the date of the acquisition, is as follows (in thousands):

Cash	$905
Accounts receivable (approximate contractual value)	5,118
Deferred income tax assets, net	3,369
Other assets	729
Identifiable intangible assets	6,600
Goodwill	12,355
Liabilities	(5,590)

Total preliminary purchase price	$23,486

The identifiable intangible assets are subject to amortization on a straight-line basis as this best approximates the benefit period related to these assets (in thousands, except amortization period):

	Gross Amount at Acquisition Date	Weighted Average Amortization Period
Existing technology	$2,000	5.0 years
Customer base	4,100	5.0 years
Trademarks	500	5.0 years

	$6,600	5.0 years

The excess of the purchase price over the identified tangible and intangible assets, less liabilities assumed, was recorded as goodwill. We anticipate that none of the goodwill recorded in connection with the Loyalty Lab acquisition will be deductible for income tax purposes.

Acquisitions in Fiscal Year 2010

OpenSpirit Corporation

On September 22, 2010, we acquired OpenSpirit Corporation (“OpenSpirit”), a private company incorporated in Delaware. OpenSpirit is a leading independent provider of data and application integration solutions for the exploration and production segment of the global oil and gas market. OpenSpirit’s vendor-neutral approach enables companies to pursue an architectural model to both better leverage legacy investments and exploit new technologies which reduce the time and risk associated with decision making. We paid $18.4 million in cash to acquire all of the outstanding shares of capital stock of OpenSpirit. In the first quarter of fiscal year 2011, we recorded a decrease in goodwill of $0.2 million net of tax as a result of the adjustment of certain accrued liabilities. We have also incurred $0.5 million of acquisition related and other expenses associated with the acquisition.

The preliminary allocation of the purchase price for the OpenSpirit acquisition, as of the date of the acquisition, is as follows (in thousands):

Cash	$3,479
Accounts receivable (approximate contractual value)	1,486
Deferred income tax assets, net	221
Other assets	2,252
Identifiable intangible assets	9,400
Goodwill	5,753
Liabilities	(4,173)

Total preliminary purchase price	$18,418

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The identifiable intangible assets are subject to amortization on a straight-line basis as this best approximates the benefit period related to these assets (in thousands, except amortization period):

	Gross Amount at Acquisition Date	Weighted Average Amortization Period
Existing technology	$3,900	4.0 years
Customer base	700	5.0 years
Trademarks	400	5.0 years
Core technology	1,200	5.0 years
Maintenance agreements	1,500	6.0 years

Total intangible assets subject to amortization	7,700	4.7 years
In-process research and development	1,700	N/A

Total intangible assets	$9,400

The excess of the purchase price over the identified tangible and intangible assets, less liabilities assumed, was recorded as goodwill. We anticipate that none of the goodwill recorded in connection with the OpenSpirit acquisition will be deductible for income tax purposes.

Proginet Corporation

On September 15, 2010, we acquired Proginet Corporation (“Proginet”), a public company incorporated in Delaware. Proginet is a provider of managed file transfer solutions. This acquisition augments our broader software infrastructure offerings and will help customers across industries more efficiently manage the information and processes that run their business. We paid $22.0 million in cash to acquire all of the outstanding shares of capital stock of Proginet. We have also incurred $0.6 million of acquisition related and other expenses associated with the acquisition. Also see Note 10 to our Condensed Consolidated Financial Statements for a discussion of the Proginet Merger Litigation.

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

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The excess of the purchase price over the identified tangible and intangible assets, less liabilities assumed, was recorded as goodwill. We anticipate that none of the goodwill recorded in connection with the Proginet acquisition will be deductible for income tax purposes.

Kabira Technologies, Inc.

On April 20, 2010, we acquired Kabira Technologies, Inc. (“Kabira”), a private company incorporated in Delaware and a provider of high performance transaction processing software solutions for communications service providers globally. Kabira’s products and solutions support key infrastructure capabilities such as subscriber provisioning, value-based charging, and mobile payments. Its in-memory approach to supporting transactions complements our abilities in handling events and adds to our broader suite of in-memory infrastructure software products. We paid $3.9 million of cash to acquire all of the outstanding equity of Kabira. In the first quarter of fiscal year 2011, we recorded an increase in goodwill of $0.5 million as a result of the adjustment of deferred income tax assets. We have also incurred $0.5 million of acquisition related and other expenses associated with the acquisition.

The preliminary allocation of the purchase price for the Kabira acquisition, as of the date of the acquisition, is as follows (in thousands):

Cash	$931
Accounts receivable (approximate contractual value)	2,942
Other assets	1,763
Identifiable intangible assets	10,680
Goodwill	2,548
Deferred income tax liabilities, net	(78)
Liabilities	(14,916)

Total preliminary purchase price	$3,870

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

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The allocation of the purchase price for the Foresight acquisition, as of the date of the acquisition, is as follows (in thousands):

Cash	$821
Accounts receivable (approximate contractual value)	593
Current assets	92
Identifiable intangible assets	16,700
Goodwill	21,717
Liabilities	(3,191)
Deferred income tax liabilities, net	(6,732)

Total preliminary purchase price	$30,000

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The results of Loyalty Lab, OpenSpirit, Proginet, Kabira, Netrics and Foresight operations have been included in the Consolidated Financial Statements subsequent to the acquisition dates.

4. INVESTMENTS

Marketable securities, which are classified as available-for-sale, are summarized below as of February 28, 2011 and November 30, 2010 (in thousands):

					Classified on Balance Sheet
	Purchased/ Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value	Cash and Cash Equivalents	Short-term Investments
As of February 28, 2011:
Money market funds	$37,025	$—	$—	$37,025	$37,025	$—
Term deposits	7,427	—	—	7,427	6,038	1,389
Mortgage-backed securities	195	27	(4)	218	—	218

	$44,647	$27	$(4)	$44,670	$43,063	$1,607

As of November 30, 2010:
Money market funds	$37,016	$—	$—	$37,016	$37,016	$—
Term deposits	8,707	—	—	8,707	7,394	1,313
Mortgage-backed securities	201	—	(10)	191	—	191

	$45,924	$—	$(10)	$45,914	$44,410	$1,504

Fixed income securities included in short-term investments above, are summarized by their contractual maturities as follows (in thousands):

	February 28, 2011	November 30, 2010
Contractual maturities:
Less than one year	$1,389	$1,313
One to three years	218	191

	$1,607	$1,504

The maturities of mortgage-backed securities are primarily based upon assumed payment forecasts utilizing interest rate scenarios and mortgage loan characteristics. The unrealized gains (losses) on our investments were primarily due to changes in interest rates and market and credit conditions of the underlying securities.

The net realized gains on short-term investments were $14,000 and $34,000 for the three months ended February 28, 2011 and 2010, respectively.

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

We periodically assess whether significant facts and circumstances have arisen to indicate an adverse effect on the fair value of the underlying investment that might indicate material deterioration in our creditworthiness, whether there has been a change in our intent to sell the security, whether it is more likely than not we will be required to sell before recovery of our amortized cost basis and whether we expect to recover the entire amortized cost basis of the security resulting as a credit loss. During our quarter-end assessments, we determined an impairment was not considered necessary as of February 28, 2011. Depending on market conditions, we may record impairments on our investment portfolio in the future.

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

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Fair value hierarchy of our cash equivalents, marketable securities and foreign currency contracts at fair value is as follows (in thousands):

		Fair Value Measurements at Reporting Date using
Description	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant other Observable Inputs (Level 2)
As of February 28, 2011:
Assets:
Money market fund	$37,025	$37,025	$—
Term deposits	7,427	—	7,427
Mortgage-backed securities	218	—	218
Foreign currency forward contracts	46	—	46
Liabilities:
Foreign currency forward contracts	$247	$—	$247

As of November 30, 2010:
Assets:
Money market fund	$37,016	$37,016	$—
Term deposits	8,707	—	8,707
Mortgage-backed securities	191	—	191
Foreign currency forward contracts	991	—	991
Liabilities:
Foreign currency forward contracts	$53	$—	$53

During the three months ended February 28, 2011, there were no transfers to or from Levels 1 or 2.

Derivative Instruments

We transact business in approximately 20 foreign currencies worldwide. Therefore, we enter into forward contracts with financial institutions to manage our currency exposure related to net assets and liabilities denominated in foreign currencies, and these forward contracts are generally settled monthly. Our forward contracts reduce, but do not eliminate, the impact of currency exchange rate movements. We do not enter into derivative financial instruments for trading purposes. Gains and losses on forward contracts are included in Other Income (Expense) in our Condensed Consolidated Statements of Operations.

We had seven outstanding forward contracts with a total notional amount of $80.7 million and four outstanding forward contracts with a total notional amount of €6.4 million as of February 28, 2011, which are summarized as follows (in thousands):

	Notional Value Local Currency	Notional Value USD	Fair Value Gain (Loss) USD
Forward contracts sold:
EURO	50,000	$68,776	$(61)
Australian dollar	4,000	4,044	(58)
British pound	1,000	1,608	11
Brazilian real	2,400	1,438	(20)
Korean won	1,700,000	1,508	(8)
South African rand	16,000	2,281	(48)
New Taiwan dollar	30,000	1,010	(1)

		$80,665	$(185)

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

	Notional Value Local Currency	Notional Value EUR	Fair Value Gain (Loss) USD
Forward contracts sold:
Australian dollar	1,800	€1,323	$(23)
British pound	2,800	3,273	(9)
Swiss franc	1,500	1,174	35
South African rand	6,000	622	(19)

		€6,392	$(16)

	Derivatives not Designated as Hedging Instruments
	February 28, 2011	November 30, 2010
Foreign currency forward contracts, fair value included in:
Other Current Assets	$46	$991
Accrued Liabilities	247	53

		Amount of Gain or (Loss) Recognized In Income on Derivative
Derivatives not Designated		Three Months Ended February 28,
as Hedging Instruments	Location	2011	2010
Foreign Currency Contracts	Other income/(expense)	$(4,434)	$8,558

Currently, we do not have master netting agreements with our counterparties for our forward contracts. We mitigate the credit risk of these derivatives by transacting with highly rated counterparties. As of February 28, 2011, we have evaluated the credit and non-performance risks associated with our derivative counterparties, and we believe that the impact of the credit risk associated with our outstanding derivatives was insignificant.

6. GOODWILL AND ACQUIRED INTANGIBLE ASSETS

The change in the carrying value of goodwill for the three months ended February 28, 2011 is as follows (in thousands):

Balance as of November 30, 2010	$409,545
Goodwill adjustment for the Kabira acquisition(1)	464
Goodwill adjustment for the OpenSpirit acquisition(1)	(237)
Goodwill recorded for the Loyalty Lab acquisition	12,355
Foreign currency translation	13,262

Balance as of February 28, 2011	$435,389

(1)

Pursuant to our business combinations accounting policy, we record goodwill adjustments for the effect on goodwill changes to net assets acquired during the measurement period (up to one year from the date of an acquisition). Goodwill adjustments were not significant to our previously reported operating results or financial position.

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Certain of our intangible assets were recorded in foreign currencies, and therefore, the gross carrying amount and accumulated amortization are subject to foreign currency translation adjustments. The carrying values of our amortized acquired intangible assets as of February 28, 2011 and November 30, 2010 are as follows (in thousands):

	February 28, 2011			November 30, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technologies	$135,477	$(94,048)	$41,429	$129,492	$(85,589)	$43,903
Customer base	55,514	(34,164)	21,350	49,433	(31,606)	17,827
Patents/core technologies	28,560	(19,362)	9,198	27,628	(17,373)	10,255
Trademarks	9,052	(6,510)	2,542	8,334	(6,103)	2,231
Non-compete agreements	580	(558)	22	1,580	(1,541)	39
Maintenance agreements	59,657	(32,271)	27,386	57,915	(29,052)	28,863

Total intangible assets subject to amortization	288,840	(186,913)	101,927	274,382	(171,264)	103,118
In-process research and development	1,700	—	1,700	1,700	—	1,700

Total intangible assets, net	$290,540	$(186,913)	$103,627	$276,082	$(171,264)	$104,818

Amortization of developed technologies is recorded in cost of revenue, while the amortization of other acquired intangible assets is included in operating expenses. The following summarizes the amortization expense of acquired intangible assets for the periods indicated (in thousands):

	Three Months Ended February 28,
	2011	2010
Amortization of acquired intangible assets:
In cost of revenue	$4,795	$3,614
In operating expense	4,891	3,708

Total	$9,686	$7,322

7. ACCRUED RESTRUCTURING AND EXCESS FACILITIES COSTS

2010 Restructuring Plan

In order to achieve cost efficiencies and realign our resources and operations, our Board of Directors approved a restructuring plan initiated by management during the second quarter of fiscal year 2010. The restructuring charges were primarily related to corporate actions and excess facilities arising from the recent acquisition of Kabira. As of February 28, 2011, the total estimated restructuring costs associated with the restructuring plan were approximately $7.2 million, and consisted of costs associated with employee terminations and exit of excess facilities. These costs are recognized in accordance with the current guidance on accounting for exit activities and are presented as restructuring charges in our Condensed Consolidated Statements of Operations. We recognized $7.0 million of restructuring charges during fiscal year 2010, and expect to recognize remaining expenses related to the restructuring plan in fiscal year 2011. Changes in estimates, if any, will be reflected in our future results of operations as required by the current accounting guidance. We expected to fulfill our remaining cash obligations associated with this restructuring no later than fiscal year 2013.

The following is a summary of activities in accrued restructuring and excess facilities costs for the three months ended February 28, 2011 (in thousands):

	Accrued Excess Facilities				Accrued Severance and Other
	Headquarter	Acquisition			Acquisition
	Facilities	Integration	Restructuring	Subtotal	Integration	Restructuring	Subtotal	Total
As of November 30, 2010	$138	$56	$924	$1,118	$11	$2,098	$2,109	$3,227
Adjustment to acquisition integration costs	—	—	—	—	—	(33)	(33)	(33)
Cash utilized	(86)	(10)	(88)	(184)	(11)	(1,542)	(1,553)	(1,737)

As of February 28, 2011	$52	$46	$836	$934	$—	$523	$523	$1,457

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The remaining accrued excess facilities costs represent the estimated loss on abandoned excess facilities, net of estimated sublease income, which is expected to be paid over the next two years. As of February 28, 2011, $0.4 million of the $1.5 million accrued restructuring and excess facilities costs were classified as long-term liabilities.

8. LONG-TERM DEBT AND LINE OF CREDIT

Mortgage Note Payable

In connection with the purchase of our corporate headquarters in June 2003, we recorded a $54.0 million mortgage note payable to a financial institution collateralized by the commercial real property acquired. The balance on the mortgage note payable was $39.8 million and $40.4 million as of February 28, 2011 and November 30, 2010, respectively. Our mortgage note payable has a fair value that is not materially different from its carrying amount.

The mortgage note payable carries a 20-year amortization, and in the second quarter of fiscal year 2007, we amended the mortgage note payable such that it now carries a fixed annual interest rate of 5.50%. The $34.4 million principal balance that will be remaining at the end of the 10-year term will be due as a final lump sum payment on July 1, 2013. Under the currently applicable terms of the mortgage note agreements, we are prohibited from acquiring another company without prior consent from the lender unless we maintain at least $50.0 million of cash or cash equivalents and meet other non-financial terms as defined in the agreements. In addition, we are subject to certain non-financial covenants as defined in the agreements. As of February 28, 2011, we were in compliance with all covenants.

Lines of Credit

In November 2009, we entered into a $150.0 million unsecured revolving credit facility (the “Credit Agreement”) that matures in November 2012. The revolving credit facility is available for cash borrowings up to $150.0 million, with a sublimit for the issuance of standby letters of credit in a face amount up to $25.0 million and swing line loans up to $10.0 million. As of February 28, 2011, no borrowings were outstanding under the Credit Agreement. Revolving loans accrue interest at a per annum rate based on either (i) the base rate plus a margin ranging from 2.25% to 3.00%, depending on TIBCO’s consolidated leverage ratio or (ii) the LIBOR rate plus a margin ranging from 3.25% to 4.00%, depending on TIBCO’s consolidated leverage ratio, for various interest periods. The base rate is defined as the highest of (i) the administrative agent’s prime rate (ii) the federal funds rate plus a margin equal to 0.50%, and (iii) except during a period when LIBOR rates are unavailable, the LIBOR rate for a one month interest period plus a margin equal to 1.00%. Swing line loans accrue interest at a per annum rate based on the base rate plus a margin ranging from 2.25% to 3.00%. A commitment fee is applied to the un-borrowed amount at a per annum rate ranging from 0.50% to 0.75%. A $2.3 million loan origination fee and issuance costs incurred upon consummation of the Credit Agreement will be amortized through interest expense over a period of three years. Other customary fees and letter of credit fees may be charged as they are incurred. All fees would be recognized over the life of the facility as an adjustment of interest expense. Under certain circumstances, a default interest rate will apply on all obligations during the existence of an event of default under the Credit Agreement at a per annum rate equal to 2.00% above the applicable interest rate. In order to make acquisitions under the Credit Agreement, the Credit Agreement requires, among other things, immediately after giving a pro forma effect to any such acquisition we maintain $120.0 million of total unrestricted cash, cash equivalents, certain short-term investments and total available borrowings, of which $80.0 million must be held by a financial institution with the account residing in the United States. Under this Credit Agreement, we must maintain a minimum consolidated interest coverage ratio of 3.5:1.0 and a maximum consolidated leverage ratio of 2.5:1.0 in addition to other customary affirmative and negative covenants. As of February 28, 2011, we were in compliance with all covenants of this facility.

We also have a $20.0 million revolving line of credit that matures on June 17, 2011. The revolving line of credit is available for cash borrowings and for the issuance of letters of credit up to $20.0 million. As of February 28, 2011, no borrowings were outstanding under the facility and three irrevocable letters of credit in the amounts of $13.0 million, approximately $1.0 million and approximately $0.4 million were outstanding, leaving approximately $5.6 million of available credit for additional letters of credit or cash borrowings. The $13.0 million irrevocable letter of credit outstanding was issued in connection with the mortgage note payable. The letter of credit automatically renews for successive one-year periods, until the mortgage note payable has been satisfied in full. The approximately $1.0 million and approximately $0.4 irrevocable letters of credit outstanding were issued in connection with two separate revenue transaction denominated in foreign currency and will remain outstanding until July 2012 and November 2012, respectively. The line of credit, as amended, contains financial covenants identical to those of the Credit Agreement, as well as other customary affirmative and negative covenants. As of February 28, 2011, we were in compliance with all covenants under the revolving line of credit.

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Guarantee Credit Line

We have an approximately $13.8 million revolving guarantee credit line available for issuance of bank guarantees denominated in foreign currency. Issued bank guarantees as of February 28, 2011 were approximately $8.3 million and were collateralized by pledging the equivalent amount under restricted cash as required under our guarantee credit line. Other various contractual commitments also require us to pledge cash as security and record this cash under restricted cash. As of February 28, 2011 and November 30, 2010, we had restricted cash of $10.3 million and $10.5 million, respectively, which is included in Other Assets on our Condensed Consolidated Balance Sheets.

9. COMMITMENTS AND CONTINGENCIES

Letters of Credit

In connection with the mortgage note payable described in Note 8 above, we entered into an irrevocable letter of credit in the amount of $13.0 million; additionally, in connection with two separate revenue transactions denominated in foreign currencies, we entered into separate irrevocable letters of credit in the amounts of approximately $1.0 million and approximately $0.4 million; see Note 8 for further details. The letter of credit is collateralized by the $20.0 million revolving line of credit described above in Note 8 and automatically renews for successive one-year periods until the mortgage note payable has been satisfied in full. As of February 28, 2011, we were in compliance with all covenants under the revolving line of credit.

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

Operating Commitments

At various locations worldwide, we lease office space and equipment under non-cancelable operating leases with various expiration dates through May 2019. Rental expense was $3.2 million and $2.6 million for the three month periods ended February 28, 2011 and 2010, respectively.

As of February 28, 2011, contractual commitments associated with indebtedness, lease obligations and restructuring were as follows (in thousands):

		Remainder
	Total	of 2011	2012	2013	2014	2015	Thereafter
Operating commitments:
Debt principal	$39,821	$1,713	$2,397	$35,711	$—	$—	$—
Debt interest	4,930	1,611	2,036	1,283	—	—	—
Operating leases	34,974	9,123	8,735	6,458	4,708	2,550	3,400

Total operating commitments	79,725	12,447	13,168	43,452	4,708	2,550	3,400

Restructuring-related commitments:
Gross lease obligations	1,302	525	672	105	—	—	—
Committed sublease income	(707)	(274)	(366)	(67)	—	—	—

Net restructuring-related commitment	595	251	306	38	—	—	—

Total commitments	$80,320	$12,698	$13,474	$43,490	$4,708	$2,550	$3,400

Future minimum lease payments under restructured non-cancelable operating leases are included in Accrued Restructuring Costs on our Condensed Consolidated Balance Sheets.

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

The parties have reached a global settlement of the litigation, including the actions against us and Talarian. Under the settlement, the insurers will pay the full amount of settlement share allocated to us (our financial liability will be limited to paying the remaining balance of the applicable retention under Talarian’s directors and officers liability insurance policy). In addition, we and the other defendants will receive complete dismissals from the case. On October 5, 2009, the Court granted final approval of the settlement. Certain objectors have filed appeals. Plaintiffs have moved to dismiss the remaining appeals; no hearing date has been set.

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

We, Proginet and the other defendants in this action entered into an agreement providing for the settlement and dismissal with prejudice of this action. The agreement is subject to approval of the court. Although we and Proginet believe that the action is without merit, we and Proginet entered into the settlement to avoid the risk of delaying the merger and to minimize

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

the expense of defending the action. The settlement and dismissal with prejudice, if approved by the court, will resolve all of the claims that were or could have been brought in the action, including all claims relating to the merger (other than claims for appraisal under Section 262 of Delaware law). In connection with the settlement and dismissal with prejudice, Proginet has agreed, subject to court approval, that it will pay plaintiffs’ counsel the amount of up to $200,000 for its fees and expenses in the action.

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

11. STOCK BENEFIT PLANS AND STOCK-BASED COMPENSATION

Stock Benefit Plans

2008 Equity Incentive Plan (the “2008 Plan”). As of February 28, 2011, there were 9.5 million shares available for grant and approximately 8.7 million shares underlying stock options outstanding under the 2008 Plan.

As of February 28, 2011, there were approximately 4.4 million performance-based restricted stock units (“PRSUs”) outstanding.

1996 Stock Option Plan (the “1996 Plan”). As of February 28, 2011, there were no shares available for grant and approximately 16.3 million shares underlying stock options outstanding under the 1996 Plan.

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

As of February 28, 2011, there were 4.1 million shares of restricted stock and 1.5 million shares underlying restricted stock units outstanding under the 2008 Plan and 1996 Plan, combined.

Insightful Corporation Amended and Restated 2001 Stock Option and Incentive Plan (the “Insightful Plan”). As of February 28, 2011, there were no shares available for grant and approximately 36,000 shares underlying stock options outstanding under the Insightful Plan.

1998 Director Option Plan (the “Director Plan”). As of February 28, 2011, there were no shares available for grant and approximately 1.0 million shares underlying stock options outstanding under the Director Plan.

2008 Employee Stock Purchase Plan (the “2008 ESPP”). We issued approximately 0.2 million shares under the 2008 ESPP, representing approximately $1.8 million in employee contributions, for the three months ended February 28, 2011. As of February 28, 2011, approximately 8.9 million shares of our common stock were available for issuance under the 2008 ESPP.

2009 Deferred Compensation Plan (the “2009 DCP”). As of February 28, 2011, there were approximately 987,000 shares of our common stock available for issuance under the 2009 DCP.

Stock Options Activities

The summary of stock option activity for the three months ended February 28, 2011 is presented below (in thousands, except per share and term data):

Stock Options	Number of Shares Underlying Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at November 30, 2010	22,173	$8.36	3.23	$250,651

Granted	331	21.43
Exercised	(2,108)	8.69
Forfeited or expired	(76)	17.63

Outstanding at February 28, 2011	20,320	$8.51	3.13	$326,608

Vested and expected to vest at February 28, 2011	19,856	$8.43	3.07	$320,717

Exercisable at February 28, 2011	16,963	$8.13	2.70	$279,106

The intrinsic value of exercised stock options is calculated based on the difference between the exercise price and the quoted closing market price of our common stock as of the exercise date. The total intrinsic value of stock options exercised in the three months ended February 28, 2011 and 2010 was $29.1 million and $1.4 million, respectively. Upon the exercise of stock options, we issue common stock from our authorized shares. As of February 28, 2011, total unamortized stock-based compensation cost related to unvested stock options was $10.4 million, with a weighted-average recognition period of 2.22 years.

The total realized tax benefits attributable to stock options exercised and vesting of stock awards were $9.5 million and $4.9 million for the three months ended February 28, 2011 and 2010, respectively.

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Stock Awards Activities

Our nonvested stock awards are comprised of restricted stock, restricted stock units and performance-based restricted stock units. A summary of the status of nonvested stock awards as of February 28, 2011, and activities during the three months ended February 28, 2011, is presented as follows (in thousands, except per share data):

			Performance-	Total Number	Weighted-
			based	of Shares	Average
		Restricted	Restricted	Underlying	Grant Date
	Restricted	Stock	Stock	Stock	Fair
Nonvested Stock Awards	Stock	Units	Units	Awards	Value
Nonvested at November 30, 2010	4,314	1,659	4,092	10,065	$9.47
Granted	259	31	274	564	20.95
Vested	(384)	(146)	—	(530)	11.99
Forfeited	(98)	(7)	—	(105)	12.91

Nonvested at February 28, 2011	4,091	1,537	4,366	9,994	$9.86

We granted approximately 0.3 million shares of nonvested stock awards at no cost to recipients during the three months ended February 28, 2011. As of February 28, 2011, there was $37.6 million of total unrecognized compensation cost related to nonvested stock awards. That cost is expected to be recognized generally on a straight-line basis as the shares vest over three to four years (the weighted-average recognition period is 2.3 years). The total fair value of shares vested pursuant to stock awards during the three months ended February 28, 2011 is $6.4 million.

We granted approximately 0.3 million PRSU during the three months ended February 28, 2011. As of February 28, 2011, there was $35.8 million of total unrecognized compensation cost related to PRSU. That cost is expected to be recognized using the graded vesting attribution method over the requisite service period of four to five years (the weighted-average recognition period is approximately 3.4 years as of February 28, 2011).

Stock-Based Compensation

Stock-based compensation cost for the three months ended February 28, 2011 and 2010 was $11.5 million and $6.4 million, respectively. The stock-based compensation cost primarily relates to expenses recognized from nonvested stock awards and employee stock options. The deferred tax benefit on stock-based compensation expenses for the three months ended February 28, 2011 and 2010 was $3.9 million and $2.1 million, respectively.

We recognize the fair value of service-based stock awards generally on a straight-line basis over the requisite service period of three to four years, net of estimated forfeitures. Employee stock-based compensation cost related to grants of service-based stock awards for the three months ended February 28, 2011 and 2010 was approximately $5.4 million and $4.0 million, respectively.

We recognize the fair value of employee stock options on a straight-line basis over the requisite service period of three to four years, net of estimated forfeitures. Employee stock-based compensation cost related to employee stock options for the three months ended February 28, 2011 and 2010 was approximately $2.0 million and $2.2 million, respectively.

We recognize compensation cost related to the performance-based restricted stock units, net of estimated forfeitures, over the requisite service period of four to five years, using the graded vesting attribution method. Compensation cost related to PRSUs for the three months ended February 28, 2011 was $3.8 million.

We recognize the stock-based compensation costs for PRSUs when we believe it is probable that we will achieve the performance criteria as defined in the PRSUs agreement. We then estimate the most probable period in which the performance criteria will be met, if at all. Under the terms of the PRSUs granted in fiscal year 2010, 20% of those PRSUs will be forfeited if, in the fiscal year following achievement of the applicable performance goals, our non-GAAP EPS falls by 10% or more as compared to the non-GAAP EPS achieved for the year that the performance goals were achieved. Therefore, we also assess the probability of this forfeiture when analyzing our stock-based compensation costs for such PRSUs. On a quarterly basis management calculates, based on these estimates, the appropriate compensation expense over the requisite service period by using the graded vesting attribution method and then book an adjustment to compensation cost in that reporting period. As of February 28, 2011, management estimates that it is probable that the performance criteria will be met in the fourth quarter of 2012 and it is not probable that 20% of the PRSUs will be forfeited prior to vesting. In the first quarter of fiscal year 2011, we granted 0.3 million PRSUs which are subject to different performance criteria than the PRSUs granted in fiscal year 2010. As of February 28, 2011, management estimates that it is probable that the performance criteria of the PRSUs granted in the first quarter of fiscal year 2011 will be met in fiscal year 2011.

We recognized stock-based compensation costs associated with our employee stock purchase programs on a straight-line basis over each six-month offering period. Employee stock-based compensation associated with our employee stock purchase programs for the three months ended February 28, 2011 and 2010 was approximately $0.3 million and $0.2 million, respectively.

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Assumptions for Estimating Fair Value of Stock-Based Awards

We selected the Black-Scholes option pricing model as the most appropriate model for determining the estimated fair value for stock-based awards. The following table summarizes the assumptions used to value stock options granted in the respective periods:

	Three Months Ended
	February 28,
	2011	2010
Stock option grants:
Expected term of stock options (years)	4.8	4.8
Risk-free interest rate	2.10%	2.40%
Expected volatility	42%	44%
Weighted-average grant-date fair value of stock options (per share)	$8.29	$3.76
ESPP:
Expected term of ESPP (years)	0.5	0.5
Risk-free interest rate	0.20%	0.20%
Expected volatility	38%	35%
Weighted-average grant-date fair value of ESPP (per share)	$6.17	$2.30

12. COMPREHENSIVE INCOME (LOSS)

Our comprehensive income (loss) includes net income and other comprehensive income (loss), which consists of unrealized gains and losses on available-for-sale securities and cumulative translation adjustments. A summary of the comprehensive income (loss) for the periods indicated is as follows (in thousands):

	Three Months Ended
	February 28,
	2011	2010
Net income	$16,015	$10,440
Cumulative translation adjustment	16,126	(8,874)
Unrealized gain on available-for-sale securities	33	19

Comprehensive income	32,174	1,585
Less: Comprehensive gain (loss) attributable to noncontrolling interest	86	(5)

Comprehensive income attributable to TIBCO Software Inc.	$32,088	$1,590

The following table summarizes the allocation of comprehensive income (loss) between stockholders of TIBCO Software Inc. and the noncontrolling interest (in thousands):

	Three Months Ended February 28, 2011
	Stockholders of TIBCO Software, Inc.	Noncontrolling Interest	Total
Net income	$15,953	$62	$16,015
Cumulative translation adjustment	16,102	24	16,126
Unrealized gain on available-for-sale securities	33	—	33

Comprehensive income	$32,088	$86	$32,174

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The balances of each component of accumulated other comprehensive income (loss), net of taxes, as of February 28, 2011 and November 30, 2010, consist of the following (in thousands):

	Unrealized Gain (Loss) in Available-for-Sale Securities	Foreign Currency Translation	Accumulated Other Comprehensive Income (Loss)
Balance as of November 30, 2010	$(10)	$(22,066)	$(22,076)
Net change during three month period	33	16,102	16,135

Balance as of February 28, 2011	$23	$(5,964)	$(5,941)

13. NONCONTROLLING INTEREST

We are a party to a joint venture in South Africa, TS Innovations Limited (“Innovations”), with a local South Africa corporation, to assist with our sales efforts as well as to provide consulting services and training to our customers in the Sub-Saharan Africa region. As of February 28, 2011 and November 30, 2010, Innovations had total assets of $5.4 million and $5.7 million, respectively. For the three months ended February 28, 2011 and 2010, Innovations had total revenues of $1.9 million and $1.0 million, respectively. As of February 28, 2011, we owned a 74.9% interest in the joint venture. Because of our majority interest in Innovations, our Condensed Consolidated Financial Statements include the balance sheets, results of operations and cash flows of Innovations, net of intercompany charges. We accordingly eliminated 25.1% of the financial results that pertain to the noncontrolling interest of Innovations; the eliminated amounts were reported in separate lines in our Condensed Consolidated Statements of Operations and Balance Sheets.

The following table provides a reconciliation of the beginning and the ending carrying amounts of equity attributable to noncontrolling interest (in thousands):

Balance as of November 30, 2010	$1,163
Net income	62
Cumulative translation adjustment	24

Balance as of February 28, 2011	$1,249

14. PROVISION FOR INCOME TAXES

The effective tax rate of 11.1% for the three months ended February 28, 2011 differs from the statutory rate of 35.0% primarily due to the benefits resulting from the reorganization of certain foreign entities, lower foreign taxes, the release of the valuation allowance on certain domestic assets, reinstatement of the 2010 research and development credits and the 2011 research and development credits which were partially offset by the impact of certain stock compensation charges and state income taxes. The effective tax rate of 28.3% for the three months ended February 28, 2010 differs from the statutory rate of 35.0% primarily due to the benefits resulting from the reorganization of certain foreign entities, lower foreign taxes and research and development credits which were partially offset by the impact of certain stock compensation charges and state income taxes.

In February 2009, the California 2009-2010 budget legislation was signed into law. One of the major components of this legislation is the ability to elect to apply a single sales factor apportionment for years beginning after January 1, 2011. As a result of our anticipated election of the single sales factor, we are required to re-measure our deferred taxes taking into account the reversal pattern and the expected California tax rate under the elective single sales factor. We have determined that by electing a single sales factor apportionment, our California deferred tax assets will decrease by approximately $1.1 million (net of federal benefit). The tax impact of $1.1 million has been recorded as a discrete item in the first quarter of fiscal year 2009. We continue to estimate the reversal of the noncurrent deferred tax assets and liabilities at the anticipated tax rate for fiscal year 2012.

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

In connection with the acquisition of Loyalty Lab in the first quarter of fiscal year 2011, we have recorded current deferred tax assets of $0.1 million and long term deferred tax assets of $3.3 million with a corresponding adjustment to goodwill. These deferred taxes were primarily related to the acquired intangible assets, deferred revenue and accrued expenses.

In connection with the acquisition of Foresight in the first quarter of fiscal year 2010, we have recorded current deferred tax liabilities of $1.6 million and long term deferred tax liabilities of $6.5 million with a corresponding adjustment to goodwill. These deferred taxes were primarily related to the acquired intangible assets, deferred revenue and accrued expenses.

During the first quarter of fiscal year 2011, the amount of gross unrecognized tax benefits was increased by approximately $2.3 million for current period exposures offset by the expiration of certain statutes of limitations. The total amount of gross unrecognized tax benefits was $38.1 million as of February 28, 2011, of which $17.5 million would affect the effective tax rate if realized. We do not expect any significant changes to the amount of unrecognized tax benefit within the next twelve months.

Upon adoption of the accounting for uncertainty in income taxes, we have elected to include interest expense and penalties accrued on unrecognized tax benefits as a component of our income tax expense. This is consistent with our policy prior to the adoption of the accounting for uncertainty in income taxes. As of November 30, 2010, we had accrued $0.9 million for interest and penalties. There was not a material change to the amount of accrued interest and penalties during the first quarter of fiscal year 2011.

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

15. NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share for the periods indicated (in thousands, except per share data):

	Three Months Ended
	February 28,
	2011	2010
Net income attributable to TIBCO Software Inc.	$15,953	$10,425

Weighted-average shares of common stock used to compute basic net income per share	160,503	162,593
Effect of dilutive common stock equivalents:
Stock options to purchase common stock	10,255	5,238
Restricted common stock awards	2,728	1,914

Weighted-average shares of common stock used to compute diluted net income per share	173,486	169,745

Net income per share attributable to TIBCO Software Inc.:
Basic	$0.10	$0.06

Diluted	$0.09	$0.06

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following potential common stock equivalents are not included in the diluted net income per share calculation above because their effect was anti-dilutive for the periods indicated (in thousands):

	Three Months Ended
	February 28,
	2011	2010
Stock options to purchase common stock	381	8,849
Restricted common stock awards	—	—

Total anti-diluted common stock equivalents	381	8,849

In fiscal year 2010, we granted 4.1 million PRSUs that contains performance metrics based on the attainment and maintenance of specified non-GAAP EPS goals. If the performance criteria are achieved, these PRSUs will be considered outstanding for the purpose of computing diluted EPS if the effect is dilutive. Please see Note 11 for additional details. The dilutive impact of these awards will be deferred until the first quarter of fiscal year 2013, at the earliest, when and if the performance criteria of the awards have been met.

Additionally, we granted 0.3 million of PRSUs in the first quarter of fiscal year 2011 that are not included in the diluted net income per share calculation. The dilutive impact of these awards will be deferred until the first quarter of fiscal year 2012 when and if the performance criteria of the awards have been met.

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

Our revenue by geographic region, Americas; Europe, the Middle East and Africa (“EMEA”); and Asia Pacific and Japan (“APJ”), based on the location at which each sale originates, is summarized as follows (in thousands):

	Three Months Ended
	February 28,
	2011	2010
Americas:
United States	$95,687	$69,282
Other Americas	10,925	10,255

Total Americas	106,612	79,537

EMEA:
United Kingdom	16,343	16,428
Other EMEA	44,723	43,753

Total EMEA	61,066	60,181

APJ	17,663	15,326

	$185,341	$155,044

Our property and equipment by major country are summarized as follows (in thousands):

	February 28, 2011	November 30, 2010
Property and equipment, net:
United States	$83,368	$83,931
United Kingdom	1,687	1,724
Other	2,781	2,868

	$87,836	$88,523

17. STOCK REPURCHASE PROGRAMS

On December 21, 2010, we announced that our Board of Directors approved a new stock repurchase program pursuant to which we may repurchase up to $300.0 million of our outstanding common stock from time to time in the open market or through privately negotiated transactions. In connection with the approval of this program, our Board of Directors also terminated our previous $300.0 million stock repurchase program from April 2010, and the remaining authorized amount of approximately $158.9 million under that program was canceled. As of February 28, 2011, the remaining authorized amount available for repurchases under the December 2010 stock repurchase program was approximately $275.6 million.

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

All repurchased shares of common stock have been retired. The following table summarizes the activities under our stock repurchase programs for the periods indicated (in thousands, except per share data):

	Three Months Ended
	February 28,
	2011	2010
Cash used for repurchases	$24,430	$29,564

Shares repurchased	1,218	3,140

Average price per share	$20.06	$9.42

In connection with the repurchase activities during the three months ended February 28, 2011, we classified $16.0 million of the excess purchase price over the par value of our common stock to retained earnings and $8.4 million to additional paid-in capital.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements relate to expectations concerning future events or matters that are not historical facts. Words such as “projects,” “believes,” “anticipates,” “plans,” “expects,” “intends,” “strategy,” “continue,” “will,” “estimate,” “forecast,” and similar words and expressions are intended to identify forward-looking statements, although these words are not the only means of identifying these statements. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, these expectations or any of the forward-looking statements could prove to be incorrect, and actual results could differ materially from those projected or assumed in the forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to risks and uncertainties, including, but not limited to, the factors set forth in Part II, Item 1A. “Risk Factors.” This discussion should be read in conjunction with our Consolidated Financial Statements and accompanying notes and with our Annual Report on Form 10-K for the year ended November 30, 2010 and with our quarterly Condensed Consolidated Financial Statements and notes thereto which appear elsewhere in this Quarterly Report on Form 10-Q. All forward-looking statements and reasons why results may differ included in this Quarterly Report on Form 10-Q are made as of the date hereof, and we assume no obligation to update any such forward-looking statements or reasons why actual results may differ.

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

Our revenue is generally derived from a diverse customer base. No single customer represented greater than 10% of total revenue for the first three months of fiscal year 2011. As of February 28, 2011, no single customer had a balance in excess of 10% of our net accounts receivable. We establish allowances for doubtful accounts based on our evaluation of collectability and an allowance for returns and discounts based on specifically identified credits and historical experience.

For the first quarter of fiscal year 2011, we recorded total revenue of $185.3 million, an increase of 20% from the first quarter of fiscal year 2010. License revenue was $70.1 million, an increase of 29% from the previous year. Service and maintenance revenue was $115.3 million, an increase of 14% from the previous year. In addition, we generated cash flow from operations of $36.4 million in the first quarter of fiscal year 2011. Diluted earnings per share was $0.09 in the first quarter of fiscal year 2011 as compared to $0.06 for the first quarter of fiscal year 2010. We ended the quarter with $262.0 million in cash, cash equivalents and short-term investments.

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

We believe that the estimates, assumptions and judgments involved in revenue recognition, allowances for doubtful accounts, returns and discounts, stock-based compensation, business combination, impairment of goodwill, intangible assets and long-lived assets and accounting for income taxes have the greatest potential impact on our Condensed Consolidated Financial Statements, so we consider these to be our critical accounting policies. Historically, our estimates, assumptions and judgments relative to our critical accounting policies have not differed materially from actual results. The critical accounting estimates associated with these policies are described in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operation” of our 2010 Annual Report on Form 10-K for the fiscal year ended November 30, 2010.

Recent Accounting Pronouncements

Recent accounting pronouncements are detailed in Note 2 to our Condensed Consolidated Financial Statements.

Results of Operations

For purposes of presentation, we have indicated the first quarter of fiscal year 2011 as ended on February 28, 2011; whereas in fact, the first quarter of fiscal year 2011 actually ended on February 27, 2011. There were 89 days and 90 days in the first quarter of fiscal years 2011 and 2010, respectively. All amounts presented in the tables in the following sections on our Results of Operations are stated in thousands of dollars, except for percentages and unless otherwise stated.

The following table sets forth the components of our Results of Operations as percentages of total revenue for the periods indicated:

Three Months Ended

	February 28,
	2011	2010
Revenue:
License	38%	35%
Service and maintenance	62	65

Total revenue	100	100

Cost of revenue:
License	5	5
Service and maintenance	24	23

Total cost of revenue	29	28

Gross profit	71	72

Operating expenses:
Research and development	18	18
Sales and marketing	34	34
General and administrative	7	7
Amortization of acquired intangible assets	2	2
Acquisition related and other	—	1
Restructuring adjustment	—	—

Total operating expenses	61	62

Income from operations	10	10
Interest income	—	—
Interest expense	—	(1)
Other income (expense), net	—	—

Income before provision for income taxes and noncontrolling interest	10	9
Provision for income taxes	1	2

Net income	9	7
Less: Net income (loss) attributable to noncontrolling interest	—	—

Net income attributable to TIBCO Software Inc.	9%	7%

Our Results of Operations have included incremental revenue and costs related to the acquisitions of Foresight, Netrics, Kabira, Proginet, OpenSpirit and Loyalty Lab. In connection with these acquisitions, we have incurred additional expenses, including amortization of intangible assets and acquired technology; stock based compensation; personnel and related costs; facility and infrastructure costs; and other charges.

Total Revenue

Our total revenue consisted primarily of license, service and maintenance fees from our customers and partners.

	Three Months Ended February 28,
	2011	2010	Change
Total revenue	$185,341	$155,044	20%

Total revenue in the first quarter of fiscal year 2011 increased by $30.3 million, or 20%, compared to the same quarter last year. The increase was primarily comprised of a $15.9 million, or 29%, increase in license revenue and a $14.4 million, or 14%, increase in service and maintenance revenue.

For the three months ended February 28, 2011, we experienced an increase in total revenue in all geographic regions compared to the same periods last year. See Note 16 to our Condensed Consolidated Financial Statements for total revenue by region. The percentages of total revenue from the geographic regions are summarized as follows:

	Three Months Ended February 28,
	2011	2010
Americas	58%	51%
EMEA	33	39
APJ	9	10

	100%	100%

License Revenue

	Three Months Ended February 28,
	2011	2010	Change
License revenue	$70,085	$54,174	29%
Percentage of total revenue	38%	35%

License revenue in the first quarter of fiscal year 2011 increased by $15.9 million, or 29%, compared to the same quarter last year.

Our license revenue in the first quarter of fiscal years 2011 and 2010 was derived from the following three product lines: service oriented architecture (“SOA”), business optimization and business process management (“BPM”). The percentages of license revenue from the three product lines are summarized as follows:

	Three Months Ended February 28,
	2011	2010
SOA	55%	70%
Business optimization	34	22
BPM	11	8

	100%	100%

Our license revenue in any particular period is dependent upon the timing and number of license transactions and their relative size. Selected data about our license revenue transactions recognized for the respective periods is summarized as follows:

	Three Months Ended February 28,
	2011	2010
Number of license deals of $1.0 million or more	14	10
Number of license deals over $0.1 million	108	97
Average size of license deals of $0.1 million or more (in millions)	$0.6	$0.5

Cost of License Revenue

	Three Months Ended February 28,
	2011	2010	Change
Cost of license revenue	$8,927	$7,396	21%
Percentage of total revenue	5%	5%
Percentage of license revenue	13%	14%

Cost of license revenue mainly consisted of amortization of developed technology acquired through corporate acquisitions and royalty costs. Cost of license revenue in the first quarter of fiscal year 2011 increased by $1.5 million, or 21%, compared to the same quarter last year. The increase was primarily due to a $1.2 million increase in amortization expenses associated with acquired technologies and a $0.6 million increase in royalty costs, which were partially offset by a $0.3 million decrease in cost of goods sold.

Service and Maintenance Revenue and Cost

	Three Months Ended February 28,
	2011	2010	Change
Service and maintenance revenue	$115,256	$100,870	14%
Percentage of total revenue	62%	65%
Cost of service and maintenance revenue	44,020	35,204	25%
Percentage of total revenue	24%	23%
Percentage of service and maintenance revenue	38%	35%

Service and maintenance revenue in the first quarter of fiscal year 2011 increased by $14.4 million, or 14%, compared to the same quarter last year. The increase for the three months ended February 28, 2011 was primarily due to continued growth in our installed software base and an increase in both the number and size of consulting engagement.

Cost of service and maintenance consists primarily of compensation for professional services, customer support personnel and third-party contractors and associated expenses related to providing consulting services.

Cost of service and maintenance in the first quarter of fiscal year 2011 increased by $8.8 million, or 25%, compared to the same quarter last year. The increase in absolute dollars was primarily due to a $4.1 million increase in employee-related expenses, a $2.6 million increase in subcontractor costs, a $1.0 million increase in travel expenses, a $0.8 million increase in facilities expenses and a $0.3 million increase in cost of services. The increase in employee-related expenses and subcontractor costs was primarily due to an increase in professional services and customer support staff and was also directly related to increased service revenue in the first quarter of fiscal year 2011.

Research and Development Expenses

Research and development expenses consisted primarily of employee-related expenses, including salary, bonus, benefits, stock-based compensation expenses, recruiting expense and office support, third-party contractor fees and related costs associated with the development and enhancement of our products.

	Three Months Ended February 28,
	2011	2010	Change
Research and development expenses	$32,686	$28,074	16%
Percentage of total revenue	18%	18%

Research and development expenses in the first quarter of fiscal year 2011 increased by $4.6 million, or 16%, compared to the same quarter last year. The increase was primarily due to a $4.1 million increase in employee-related expenses and a $0.5 million increase in facilities expenses. The increase in employee-related expenses was primarily due to increased headcount.

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

	Three Months Ended February 28,
	2011	2010	Change
Sales and marketing expenses	$62,523	$52,703	19%
Percentage of total revenue	34%	34%

Sales and marketing expenses in the first quarter of fiscal year 2011 increased by $9.8 million, or 19%, compared to the same quarter last year. The increase was primarily due to a $7.4 million increase in employee-related expenses, a $1.1 million increase in travel expenses, a $0.7 million increase in consulting expenses, a $0.3 million increase in referral fees and a $0.3 million increase in facilities expenses. The increase in employee-related expenses was primarily due to an increase in headcount and variable compensation. The increase in travel expenses was due to increased sales activities.

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

	Three Months Ended February 28,
	2011	2010	Change
General and administrative expenses	$12,917	$11,346	14%
Percentage of total revenue	7%	7%

General and administrative expenses in the first quarter of fiscal year 2011 increased by $1.6 million, or 14%, compared to the same quarter last year. The increase was primarily due to a $1.9 million increase in employee-related expenses and a $1.0 million increase in consulting expenses, which were partially offset by a $0.9 million decrease in fees and charges.

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

	Three Months Ended February 28,
	2011	2010	Change
Amortization of acquired intangible assets:
In cost of revenue	$4,795	$3,614

In operating expenses	4,891	3,708

Total amortization expenses	$9,686	$7,322	32%
Percentage of total revenue	5%	5%

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

	Three Months Ended February 28,
	2011	2010	Change
Acquisition related and other expenses:
Transitional and other employee related costs	$10	$193
Professional services fees and other	535	852

Total acquisition related and other expenses	$545	$1,045	(48)%

Percentage of total revenue	—%	1%

Restructuring Adjustment

	Three Months Ended February 28,
	2011	2010	Change
Restructuring adjustment	$(33)	$—	*	%
Percentage of total revenue	—%	—%

*	Percentage change has been excluded as it is not meaningful for comparison purposes.

The restructuring adjustment in the first quarter of fiscal year 2011 was primarily related to excess accrued severance arising from the acquisition of Kabira. Also see Note 7 to our Condensed Consolidated Financial Statements for further discussion on restructuring activities.

Stock-Based Compensation Cost

Stock-based compensation cost is included in our Condensed Consolidated Statements of Operations corresponding to the same functional lines as cash compensation paid to the same employees in the respective departments as follows:

	Three Months Ended February 28,
	2011	2010	Change
Stock-based compensation costs:
Cost of license	$10	$11
Cost of service and maintenance	864	631

Total in cost of revenue	874	642	36%
Research and development	2,649	1,520
Sales and marketing	4,213	2,255
General and administrative	3,745	2,019

Total in operating expenses	10,607	5,794	83%

Total	$11,481	$6,436	78%

Percentage of total revenue	6%	4%

Total stock-based compensation costs in the first quarter of fiscal year 2011 increased by $5.0 million, or 78%, compared to the same quarter last year. The increase was primarily due to a $3.8 million in stock-based compensation costs related to PRSUs.

Interest Income

	Three Months Ended February 28,
	2011	2010	Change
Interest Income	$482	$204	136%
Percentage of total revenue	—%	—%

Interest income increased in the first quarter of fiscal year 2010 compared to the same quarter last year by $0.3 million or 136%. The increase was primarily due to a $0.2 million in interest income associated with a tax refund and a $0.1 million in imputed interest income associated with the Loyalty Lab acquisition.

Interest Expense

	Three Months Ended
	February 28,
	2011	2010	Change
Interest Expense	$(1,046)	$(985)	6%
Percentage of total revenue	—%	1%

Interest expense increased in the first quarter of fiscal year 2011 compared to the same quarter last year by $0.1 million or 6%. The increase was primarily due to the imputed interest expense associated with the Loyalty Lab acquisition.

Interest expense was primarily related to the fees on a $150.0 million unsecured revolving credit facility and a $54.0 million mortgage note.

In November 2009, we entered into a $150.0 million unsecured revolving credit facility that matures in November 2012. As of February 28, 2011, no borrowings were outstanding under the Credit Agreement. See Note 8 to our Condensed Consolidated Financial Statements for further detail on the Credit Agreement.

The mortgage note was issued in connection with the purchase of our corporate headquarters in June 2003, carries a 20-year amortization, and a fixed annual interest rate of 5.50%. The balance of the mortgage note as of February 28, 2011 was $39.8 million. The $34.4 million principal balance that will be remaining at the end of the 10-year term will be due as a final lump sum payment on July 1, 2013. See Note 8 to our Condensed Consolidated Financial Statements for further detail on the mortgage note payable.

Other Income (Expense), Net

Other income (expense) included realized gains and losses on investments, foreign exchange gain (loss) and other miscellaneous income and expense items.

	Three Months Ended February 28,
	2011	2010	Change
Other income (expense), net:
Foreign exchange gain (loss)	$(306)	$(231)
Realized gain (loss) on investments	14	34
Other income (expense)	2	(32)

Total other income (expense), net	$(290)	$(229)	27%

Percentage of total revenue	—%	—%

Other income (expense) decreased in the first quarter of fiscal year 2011 compared to the same quarter last year by $0.1 million or 27%. The decrease was primarily due to foreign exchange losses in the first quarter of fiscal year 2011.

Provision for Income Taxes

	Three Months Ended February 28,
	2011	2010	Change
Provision for income tax	$1,996	$4,118	(52)%
Effective tax rate	11.1%	28.3%

The effective tax rate of 11.1% for the three months ended February 28, 2011 differs from the statutory rate of 35% primarily due to the benefits resulting from the reorganization of certain foreign entities, lower foreign taxes, the release of the valuation allowance on certain domestic assets, reinstatement of the 2010 research and development credits and the 2011 research and development credits which were partially offset by the impact of certain stock compensation charges and state income taxes. The effective tax rate of 28.3% for the three months ended February 28, 2010 differs from the statutory rate of 35% primarily due to the benefits resulting from the reorganization of certain foreign entities, lower foreign taxes and research and development credits which were partially offset by the impact of certain stock compensation charges and state income taxes

In February 2009, the California 2009-2010 budget legislation was signed into law. One of the major components of this legislation is the ability to elect to apply a single sales factor apportionment for years beginning after January 1, 2011. As a result of our anticipated election of the single sales factor, we are required to re-measure our deferred taxes taking into account the reversal pattern and the expected California tax rate under the elective single sales factor. We have determined that by electing a single sales factor apportionment, our California deferred tax assets will decrease by approximately $1.1 million (net of federal benefit). The tax impact of $1.1 million has been recorded as a discrete item in the first quarter of fiscal year 2009. We continue to estimate the reversal of the noncurrent deferred tax assets and liabilities at the anticipated tax rate for fiscal year 2012.

In connection with the acquisition of Loyalty Lab in the first quarter of fiscal year 2011, we have recorded current deferred tax assets of $0.1 million and long term deferred tax assets of $3.3 million with a corresponding adjustment to goodwill. These deferred taxes were primarily related to the acquired intangible assets, deferred revenue and accrued expenses.

In connection with the acquisition of Foresight in the first quarter of fiscal year 2010, we have recorded current deferred tax liabilities of $1.6 million and long term deferred tax liabilities of $6.5 million with a corresponding adjustment to goodwill. These deferred taxes were primarily related to the acquired intangible assets, deferred revenue and accrued expenses.

During the first quarter of fiscal year 2011, the amount of gross unrecognized tax benefits was increased by approximately $2.3 million for current period exposures offset by the expiration of certain statutes of limitations. The total amount of gross unrecognized tax benefits was $38.1 million as of February 28, 2011, of which $17.5 million would affect the effective tax rate if realized. We do not expect any significant changes to the amount of unrecognized tax benefit within the next twelve months.

Upon adoption of the accounting for uncertainty in income taxes, we have elected to include interest expense and penalties accrued on unrecognized tax benefits as a component of our income tax expense. This is consistent with our policy prior to the adoption of the accounting for uncertainty in income taxes. As of November 30, 2010, we had accrued $0.9 million for interest and penalties. The amount of accrued interest and penalties did not materially change during the first quarter of fiscal year 2011.

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

We continue to expand our international operations to better support our growth in international markets. Effective as of December 1st, 2010 we began transitioning our international customers to our Netherlands operations. We believe that this change will enable us to be more responsive to the global concerns of our customers. As a result of these changes, we also anticipate that a portion of our consolidated pre-tax income will be subject to foreign tax at comparatively lower tax rates than the United States federal statutory tax rate. As a consequence, our effective income tax rate is expected to decrease in future years as the new structure takes full effect.

Recent statements from the Internal Revenue Service have indicated their intent to seek greater disclosure by companies of their reserves for uncertain tax positions. Our future effective income tax rates could be adversely affected if tax authorities challenge our international tax structure or if the relative mix of United States and international income changes for any reason. Accordingly, there can be no assurance that our income tax rate will be less than the United States federal statutory rate in future periods.

Net Income Attributable to Noncontrolling Interest

Noncontrolling interest represents the portion of net income belonging to minority stockholders of our consolidated subsidiaries.

	Three Months Ended
	February 28,
	2011	2010	Change
Net income (loss) attributable to noncontrolling interest	$62	$15	313%
Percentage of total revenue	—%	—%

Noncontrolling interest is detailed in Note 13 to our Condensed Consolidated Financial Statements.

Liquidity and Capital Resources

Current Cash Flows

As of February 28, 2011, we had cash, cash equivalents and short-term investments totaling $262.0 million, representing an increase of $16.5 million from November 30, 2010. Our cash and cash equivalents balance totaled $260.4 million as of February 28, 2011 and our short-term available-for-sale investments, consisting of term deposits and mortgage-backed securities, totaled $1.6 million.

Net cash provided by operating activities in the three months ended February 28, 2011 was $36.4 million, resulting from net income of $16.0 million, $22.1 million in non-cash charges and $(1.7) million net change in assets and liabilities. The non-cash charges included depreciation and amortization, stock-based compensation and tax benefits related to stock benefit plans, less deferred income tax and excess tax benefits from stock-based compensation recorded in financing activities. Net change in assets and liabilities included a decrease in accounts receivable in the first three months of fiscal year 2011, an increase in prepaid expenses and other assets, a decrease in accounts payable, a decrease in accrued liabilities and restructuring costs and an increase in deferred revenue.

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

Net cash used in investing activities was $23.5 million for the three months ended February 28, 2011, resulting primarily from cash used, net of cash acquired, of $22.6 million for the Loyalty Lab acquisition, $1.6 million in capital expenditures and $0.1 million in net sales, maturities and purchase of short-term investments activities, which were partially offset by $0.8 million in restricted cash pledged as security.

Net cash used in financing activities was $0.2 million for the three months ended February 28, 2011, resulting primarily from a $24.4 million of repurchases of shares of our common stock in the open market and a $0.6 million payment of long-term debt, less a total of $15.6 million in cash received from the exercise of stock options and the sale of our common stock under our ESPP and $9.2 million in excess tax benefits from stock-based compensation.

On December 21, 2010, we announced that our Board of Directors approved a new stock repurchase program pursuant to which we may repurchase up to $300.0 million of our outstanding common stock from time to time in the open market or through privately negotiated transactions. In connection with the approval of this program, our Board of Directors also terminated our previous $300.0 million stock repurchase program from April 2010, and the remaining authorized amount of approximately $158.9 million under that program was canceled. In the first quarter of fiscal year 2011, we repurchased 1.2 million shares of our outstanding common stock at an average price of $20.06 per share pursuant to this program. As of February 28, 2011, the remaining authorized amount available for repurchases under the December 2010 stock repurchase program was approximately $275.6 million.

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

Lines of Credit

In November 2009, we entered into a $150.0 million unsecured revolving credit facility (the “Credit Agreement”) that matures in November 2012. The revolving credit facility is available for cash borrowings up to $150.0 million, with a sublimit for the issuance of standby letters of credit in a face amount up to $25.0 million and swing line loans up to $10.0 million. As of February 28, 2011, no borrowings were outstanding under the Credit Agreement. Revolving loans accrue interest at a per annum rate based on either (i) the base rate plus a margin ranging from 2.25% to 3.00%, depending on TIBCO’s consolidated leverage ratio or (ii) the LIBOR rate plus a margin ranging from 3.25% to 4.00%, depending on TIBCO’s consolidated leverage ratio, for various interest periods. The base rate is defined as the highest of (i) the administrative agent’s prime rate (ii) the federal funds rate plus a margin equal to 0.50%, and (iii) except during a period when LIBOR rates are unavailable, the LIBOR rate for a one month interest period plus a margin equal to 1.00%. Swing line loans accrue interest at a per annum rate based on the base rate plus a margin ranging from 2.25% to 3.00%. A commitment fee is applied to the un-borrowed amount at a per annum rate ranging from 0.50% to 0.75%. Under this Credit Agreement, we must maintain a minimum consolidated interest coverage ratio of 3.5:1.0 and a maximum consolidated leverage ratio of 2.5:1.0 in addition to other customary affirmative and negative covenants.

We have a $20.0 million revolving line of credit that matures on June 17, 2011. The revolving line of credit is available for cash borrowings and for the issuance of letters of credit up to $20.0 million. As of February 28, 2011, no borrowings were outstanding under the facility and three irrevocable letters of credit in the amounts of $13.0 million, approximately $1.0 million and approximately $0.4 million were outstanding, leaving approximately $5.6 million of available credit for additional letters of credit or cash borrowings. The $13.0 million irrevocable letter of credit outstanding was issued in connection with the mortgage note payable. The letter of credit automatically renews for successive one-year periods, until the mortgage note payable has been satisfied in full. The approximately $1.0 million and $0.4 million irrevocable letters of credit outstanding were issued in connection with two separate revenue transactions denominated in foreign currencies and will remain outstanding until July 2012 and November 2012, respectively. The line of credit, as amended, contains financial covenants identical to those of the Credit Agreement, as well as other customary affirmative and negative covenants. As of February 28, 2011, we were in compliance with all covenants under the revolving line of credit.

Guarantee Credit Line

We have an approximately $13.8 million revolving guarantee credit line available for issuance of bank guarantees denominated in foreign currency. Issued bank guarantees as of February 28, 2011 was approximately $8.3 million and were collateralized by pledging the equivalent amount under restricted cash as required under our guarantee credit line. Other various contractual commitments also require us to pledge cash as security and record this cash under restricted cash. As of February 28, 2011 and November 30, 2010, we had restricted cash of $10.3 million and $10.5 million, respectively, which is included in Other Assets on our Condensed Consolidated Balance Sheets.

Fair Value Inputs

Fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. The use of fair value to measure investment instruments, with related unrealized and realized gains or losses on investment is a component to our consolidated results of operations. See Note 5 to our Condensed Consolidated Financial Statements.

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

Commitments

In June 2003, we purchased our corporate headquarters with a $54.0 million mortgage note to lower our operating costs. The mortgage note payable carries a 20-year amortization and, as amended in the second quarter of fiscal year 2007, a fixed annual interest rate of 5.50%. The principal balance of $34.4 million that will be remaining at the end of the 10-year term will be due as a final lump sum payment on July 1, 2013. Under the applicable terms of the mortgage note agreements, we are prohibited from acquiring another company without prior consent from the lender unless we maintain at least $50.0 million of cash or cash equivalents and comply with other non-financial terms as defined in the agreements. We were in compliance with all covenants as of February 28, 2011.

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

As of February 28, 2011, we had $10.3 million in restricted cash in connection with bank guarantees issued by some of our international subsidiaries. The cash collateral is presented as restricted cash and included in Other Assets in our Condensed Consolidated Balance Sheets.

As of February 28, 2011, our contractual commitments associated with indebtedness, lease obligations and restructuring were as follows (in thousands):

		Remainder
	Total	of 2011	2012	2013	2014	2015	Thereafter
Operating commitments:
Debt principal	$39,821	$1,713	$2,397	$35,711	$—	$—	$—
Debt interest	4,930	1,611	2,036	1,283	—	—	—
Operating leases	34,974	9,123	8,735	6,458	4,708	2,550	3,400

Total operating commitments	79,725	12,447	13,168	43,452	4,708	2,550	3,400

Restructuring-related commitments:
Gross lease obligations	1,302	525	672	105	—	—	—
Committed sublease income	(707)	(274)	(366)	(67)	—	—	—

Net restructuring-related commitment	595	251	306	38	—	—	—

Total commitments	$80,320	$12,698	$13,474	$43,490	$4,708	$2,550	$3,400

Future minimum lease payments under restructured non-cancelable operating leases are included in Accrued Restructuring Costs in our Condensed Consolidated Balance Sheets.

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

Foreign Currency Risk

We conduct business in the Americas, EMEA and APJ and transact business in approximately 20 foreign currencies worldwide. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or changes in economic conditions in foreign markets. We enter into forward contracts with financial institutions to manage our currency exposure related to net assets and liabilities denominated in foreign currencies, and these forward contracts are generally settled monthly. We do not enter into derivative financial instruments for trading purposes. As of February 28, 2011, we had seven outstanding forward contracts with a total notional amount of $80.7 million and four outstanding forward contracts with a total notional amount of €6.4 million, that resulted in a net loss of $0.2 million.

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

Interest Rate Risk

Historically, our exposure to market rate risk for changes in interest rates related primarily to our investment portfolio. Our investment policy is designed to protect and preserve invested funds by limiting default, market and investment risk. As of February 28, 2011, we had an investment portfolio of fixed interest bearing term deposits and income securities totaling $1.6 million, excluding those classified as cash and cash equivalents. These securities are classified as available-for-sale and are recorded on the balance sheets at fair market value with unrealized gains or losses reported under Accumulated Other Comprehensive Income (Loss), a separate component of stockholders’ equity.

Currently, we invest our cash primarily in money market funds. In general, money market funds are not considered to be subject to interest rate risk because the interest paid on such funds fluctuates with the prevailing interest rate. As of February 28, 2011, our cash and cash equivalents totaled $260.4 million, of which $37.0 million was in money market funds.

As of February 28, 2011, a hypothetical 100 basis point increase in interest rates would not have an impact on the fair value of our available-for-sale debt securities.

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

In addition to the factors discussed elsewhere in this Form 10-Q, the following risk factors, as well as other factors of which we may be unaware or do not currently view as significant, could materially and adversely affect our future operating results and could cause actual events to differ materially from those predicted in the forward-looking statements we make about our business. These risk factors should be read in conjunction with the other information contained in our other SEC filings, including our Form 10-K for the fiscal year ended November 30, 2010.

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

We earn a substantial portion of our revenue from licenses of our infrastructure software, including application integration software and sales of related services. We expect to earn substantially all of our revenue in the foreseeable future from sales of this software and the related services. Our future financial performance will depend on continued growth in the number of organizations demanding software and services for application integration and information delivery and companies seeking outside vendors to develop, manage and maintain this software for their critical applications. Lower spending by corporate and governmental customers around the world, which has had a disproportionate impact on information technology spending, has led to a reduction in sales in the past and may continue to do so in the future. For example, any shut-down of the U.S. Federal or any state government would likely result in a reduction of sales and services revenue. Many of our potential customers have made significant investments in internally developed systems and would incur significant costs in switching to third-party products, which may substantially inhibit the growth of the market for infrastructure software. If the market fails to grow, or grows more slowly than we expect, our sales will be adversely affected. Also, even if corporate and governmental spending increases and companies make greater investments in information technology and infrastructure software, our revenue may not grow at the same pace.

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

Our success depends in part on our ability to continually enhance and broaden our product offerings in response to changing technologies, customer demands and competitive pressures. We expect to acquire complementary businesses, products or technologies in the future as part of our corporate strategy. In this regard, we have made the following strategic acquisitions since the beginning of fiscal year 2010 – LoyaltyLab, Inc., OpenSpirit Corporation, Proginet Corporation, Kabira Technologies, Inc., Netrics.com, Inc. and Foresight Corporation. We do not know if we will be able to complete any future acquisitions or that we will be able to successfully integrate any acquired business, operate it profitably or retain its key employees. Integrating any newly acquired business, product or technology could be expensive and time-consuming, could disrupt our ongoing business and financial performance and could distract our management. Therefore, we may not be able, either immediately post-acquisition or ever, to replicate the pre-acquisition revenues achieved by companies that we acquire or achieve the benefits of the acquisition we anticipated in valuing the businesses, products or technologies we acquire. Furthermore, the costs of integrating acquired companies in international transactions can be particularly high, due to local laws and regulations. If we are unable to integrate any newly acquired entity, products or technology effectively, our business, financial condition and operating results would suffer. In addition, any amortization or impairment of acquired intangible assets, stock-based compensation or other charges resulting from the costs of acquisitions could harm our operating results.

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

Since December 1, 2009 through the end of our first fiscal quarter of fiscal year 2011, our stock price has fluctuated between a low of $8.23 and a high of $25.94. If market or industry-based fluctuations continue, our stock price could decline in the future regardless of our actual operating performance and investors could incur significant losses.

We operate internationally and face risks attendant to those operations.

We earn a significant portion of our total revenues from international sales generated through our foreign direct and indirect operations. As a result of these sales operations, we face a variety of risks, including:

•	local political and economic instability;

•	tariffs, quotas and trade barriers and other varying regulatory or contractual requirements or limitations;

•	compliance with international and local trade, labor and other laws including the Foreign Corrupt Practices Act (the “FCPA”), the UK Bribery Act of 2010 and export control laws;

•	restrictions on the transfer of funds;

•	currency exchange rate fluctuations;

•	managing our international operations; and

•	longer payment cycles, collecting receivables in a timely fashion and repatriating earnings.

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

We are subject to the risks arising from adverse changes in domestic and global economies. For example, the domestic and global economic downturn resulted in reduced demand for information technology, including enterprise software and services during fiscal year 2009. The direction and relative strength of the global economy continues to be uncertain, and could be adversely affected by the recent earthquake and tsunami in Japan, unrest in the Middle East and other geopolitical factors, and makes it difficult for us to forecast operating results and to make decisions about future investments. Information technology spending has historically declined as general economic and market conditions have worsened. During challenging and uncertain economic times and in tight credit markets, many customers delay or reduce technology purchases. Contract negotiations may become more protracted or difficult if customers institute additional internal approvals for technology purchases or require more negotiation of contract terms and conditions. These economic conditions could result in reductions in sales of our products, longer sales cycles, difficulties in collection of accounts receivable or delayed payments, slower adoption of new technologies, increased price competition and reductions in the rate at which our customers renew their maintenance agreements and procure consulting services.

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

We are subject to evolving corporate governance regulations and requirements. Our failure to adequately adhere to these requirements or our failure to maintain an effective system of internal controls, could harm our business and financial resources.

Because we are a publicly-traded company, we are subject to certain federal, state and other rules and regulations, including those required by the Sarbanes-Oxley Act of 2002 and the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”).

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

Furthermore, the recently adopted Dodd-Frank Act will subject us to significant additional executive compensation and corporate governance requirements. Compliance with it and other new requirements could result in a diversion of management time and attention from revenue-generating activities, which could adversely affect our business.

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

Issuer Purchases of Equity Securities

On December 21, 2010, we announced that our Board of Directors approved a new stock repurchase program pursuant to which we may repurchase up to $300.0 million of our outstanding common stock from time to time in the open market or through privately negotiated transactions. In connection with the approval of this program, our Board of Directors also terminated our previous $300.0 million stock repurchase program from April 2010, and the remaining authorized amount of approximately $158.9 million under that program was canceled. As of February 28, 2011, the remaining authorized amount available for repurchases under the December 2010 stock repurchase program was approximately $275.6 million.

The following table provides information about the repurchase of our common stock during the first quarter of fiscal year 2011.

(In thousands, except per share amounts)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
December 1, 2010 – December 31, 2010	985	$19.84	985	$280,464
January 1, 2011 – January 31, 2011	233	$20.98	233	$275,570
February 1, 2011 – February 28, 2011	—	—	—	$275,570

Total	1,218	$20.06	1,218

ITEM 6.	EXHIBITS

3.1(1)	Amended and Restated Certificate of Incorporation of Registrant.

3.2(2)	Amended and Restated Bylaws of Registrant.

10.1(3)	Summary of FY 2011 TIBCO Executive Incentive Compensation Plan

31.1	Rule 13a-14(a) / 15d-14(a) Certification by Chief Executive Officer.

31.2	Rule 13a-14(a) / 15d-14(a) Certification by Chief Financial Officer.

32.1	Section 1350 Certification by Chief Executive Officer.

32.2	Section 1350 Certification by Chief Financial Officer.

101	Interactive data files (XBRL) pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets as of February 28, 2011 and November 30, 2010, (ii) the Condensed Consolidated Statement of Operations for the three months ended February 28, 2011 and 2010, (iii) the Condensed Consolidated Statements of Cash Flows for the three months ended February 28, 2011 and 2010 and (iv) the Notes to Condensed Consolidated Financial Statements.*

(1)	Incorporated by reference to Exhibit 3.1 filed with the Registrant’s Registration Statement on Form 8-A, filed with the SEC on February 23, 2004.
(2)	Incorporated by reference to Exhibit 3.1 filed with the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2009, filed with the SEC on July 9, 2009.
(3)	Incorporated by reference to an exhibit filed with the Registrant’s Quarterly Report on Form 8-K, filed with the SEC on February 25, 2011.

*	XBRL (Extensible Business Reporting Language) information is furnished and not filed herewith, is not a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TIBCO SOFTWARE INC.

By:	/s/ Sydney L. Carey
Sydney L. Carey Executive Vice President, Chief Financial Officer (Principal Financial Officer and duly authorized officer)

By:	/s/ Troy O. Mitchell
Troy O. Mitchell Vice President, Corporate Controller (Principal Accounting Officer and duly authorized officer)

Date: April 8, 2011

EXHIBIT INDEX

3.1(1)	Amended and Restated Certificate of Incorporation of Registrant.

3.2(2)	Amended and Restated Bylaws of Registrant.

10.1(3)	Summary of FY 2011 TIBCO Executive Incentive Compensation Plan

31.1	Rule 13a-14(a) / 15d-14(a) Certification by Chief Executive Officer.

31.2	Rule 13a-14(a) / 15d-14(a) Certification by Chief Financial Officer.

32.1	Section 1350 Certification by Chief Executive Officer.

32.2	Section 1350 Certification by Chief Financial Officer.

101	Interactive data files (XBRL) pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets as of February 28, 2011 and November 30, 2010, (ii) the Condensed Consolidated Statement of Operations for the three months ended February 28, 2011 and 2010, (iii) the Condensed Consolidated Statements of Cash Flows for the three months ended February 28, 2011 and 2010 and (iv) the Notes to Condensed Consolidated Financial Statements.*

(1)	Incorporated by reference to Exhibit 3.1 filed with the Registrant’s Registration Statement on Form 8-A, filed with the SEC on February 23, 2004.
(2)	Incorporated by reference to Exhibit 3.1 filed with the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2009, filed with the SEC on July 9, 2009.
(3)	Incorporated by reference to an exhibit filed with the Registrant’s Quarterly Report on Form 8-K, filed with the SEC on February 25, 2011.

*	XBRL (Extensible Business Reporting Language) information is furnished and not filed herewith, is not a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.