Form 10-Q
period 2011-05-29
TIBCO SOFTWARE INC
filed 2011-07-08
CIK 1085280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 29, 2011

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

The number of shares outstanding of the registrant’s Common Stock, $0.001 par value, as of July 1, 2011 was 166,493,057 shares.

TIBCO SOFTWARE INC.

TIBCO SOFTWARE INC.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except par value per share)

	May 31, 2011	November 30, 2010
Assets
Current assets:
Cash and cash equivalents	$278,487	$243,989
Short-term investments	247	1,504
Accounts receivable, net of allowances of $5,661 and $5,729	171,191	185,740
Prepaid expenses and other current assets	63,273	57,889

Total current assets	513,198	489,122
Property and equipment, net	86,976	88,523
Goodwill	441,567	409,545
Acquired intangible assets, net	94,359	104,818
Long-term deferred income tax assets	76,758	66,671
Other assets	46,533	46,320

Total assets	$1,259,391	$1,204,999

Liabilities and Equity
Current liabilities:
Accounts payable	$23,098	$23,815
Accrued liabilities	94,206	108,576
Accrued restructuring costs	996	2,714
Deferred revenue	213,501	182,895
Current portion of long-term debt	2,332	2,269

Total current liabilities	334,133	320,269
Accrued restructuring costs, less current portion	298	513
Long-term deferred revenue	13,351	15,212
Long-term deferred income tax liabilities	6,138	4,257
Long-term income tax liabilities	16,338	14,044
Long-term debt, less current portion	36,926	38,108
Other long-term liabilities	2,679	2,865

Total liabilities	409,863	395,268

Commitments and contingencies (Note 9)
Equity:
Common stock, $0.001 par value; 1,200,000 shares authorized; 166,615 and 164,522 shares issued and outstanding	166	165
Additional paid-in capital	847,455	830,479
Accumulated other comprehensive income (loss)	601	(22,076)
Retained earnings	—	—

Total TIBCO Software Inc. stockholders’ equity	848,222	808,568
Noncontrolling interest	1,306	1,163

Total equity	849,528	809,731

Total liabilities and equity	$1,259,391	$1,204,999

See accompanying Notes to Condensed Consolidated Financial Statements.

TIBCO SOFTWARE INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share data)

	Three Months Ended May 31,		Six Months Ended May 31,
	2011	2010	2011	2010
Revenue:
License	$81,974	$62,096	$152,059	$116,270
Service and maintenance	134,447	111,174	249,703	212,044

Total revenue	216,421	173,270	401,762	328,314

Cost of revenue:
License	9,710	8,199	18,637	15,595
Service and maintenance	52,017	39,128	96,037	74,332

Total cost of revenue	61,727	47,327	114,674	89,927

Gross profit	154,694	125,943	287,088	238,387
Operating expenses:
Research and development	36,175	30,127	68,861	58,201
Sales and marketing	68,909	56,846	131,432	109,549
General and administrative	15,573	11,907	28,490	23,253
Amortization of acquired intangible assets	5,030	3,976	9,921	7,684
Acquisition related and other	278	589	823	1,634
Restructuring charges (adjustment)	—	6,271	(33)	6,271

Total operating expenses	125,965	109,716	239,494	206,592

Income from operations	28,729	16,227	47,594	31,795
Interest income	448	224	930	428
Interest expense	(951)	(980)	(1,997)	(1,965)
Other income (expense), net	(1,136)	142	(1,426)	(87)

Income before provision for income taxes and noncontrolling interest	27,090	15,613	45,101	30,171
Provision for income taxes	6,000	2,682	7,996	6,800

Net income	21,090	12,931	37,105	23,371
Less: Net income attributable to noncontrolling interest	44	117	106	132

Net income attributable to TIBCO Software Inc.	$21,046	$12,814	$36,999	$23,239

Net income per share attributable to TIBCO Software Inc.:
Basic	$0.13	$0.08	$0.23	$0.14

Diluted	$0.12	$0.08	$0.21	$0.14

Shares used in computing net income per share attributable to TIBCO Software Inc.:
Basic	161,911	160,992	161,207	161,793

Diluted	174,666	169,975	174,076	169,861

See accompanying Notes to Condensed Consolidated Financial Statements.

TIBCO SOFTWARE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended May 31,
	2011	2010
Operating activities:
Net income	$37,105	$23,371
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	6,310	6,606
Amortization of acquired intangible assets	19,664	15,218
Stock-based compensation	23,268	14,224
Deferred income tax	(9,342)	(5,263)
Tax benefits related to stock benefit plans	10,739	13,683
Excess tax benefits from stock-based compensation	(26,737)	(8,889)
Other non-cash adjustments, net	(146)	50
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	17,516	40,579
Prepaid expenses and other assets	3,623	4,482
Accounts payable	(1,222)	(5,388)
Accrued liabilities and restructuring costs	(21,504)	(29,769)
Deferred revenue	24,064	12,601

Net cash provided by operating activities	83,338	81,505

Investing activities:
Purchases of short-term investments	(76)	—
Maturities and sales of short-term investments	1,424	157
Acquisitions, net of cash acquired	(22,579)	(42,626)
Proceeds from sales of private equity investments	—	32
Purchases of property and equipment	(3,837)	(2,458)
Restricted cash pledged as security	(1,852)	(1,880)

Net cash used in investing activities	(26,920)	(46,775)

Financing activities:
Proceeds from exercise of stock options	31,518	19,264
Proceeds from employee stock purchase program	1,806	1,374
Withholding taxes related to restricted stock net share settlement	(15,024)	(4,216)
Repurchases of the Company’s common stock	(72,329)	(67,482)
Excess tax benefits from stock-based compensation	26,737	8,889
Principal payments on long-term debt	(1,119)	(2,404)

Net cash used in financing activities	(28,411)	(44,575)

Effect of foreign exchange rate changes on cash and cash equivalents	6,491	(5,626)

Net increase (decrease) in cash and cash equivalents	34,498	(15,471)
Cash and cash equivalents at beginning of period	243,989	292,529

Cash and cash equivalents at end of period	$278,487	$277,058

Supplemental disclosures:
Income taxes paid	$7,466	$13,992

Interest paid	$1,473	$1,593

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

Our fiscal year ends on November 30th of each year. For purposes of presentation, we have indicated the second quarter of fiscal years 2011 and 2010 as ended on May 31, 2011 and May 31, 2010, respectively; whereas in fact, the second quarter of fiscal years 2011 and 2010 actually ended on May 29, 2011 and May 30, 2010, respectively. There were 91 days in the second quarter of both fiscal years 2011 and 2010.

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

The results of operations for the three and six months ended May 31, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending November 30, 2011, or any other future period, and we make no representations related thereto.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Our significant accounting policies were described in Note 2 to our audited Consolidated Financial Statements included in our 2010 Annual Report on Form 10-K for the fiscal year ended November 30, 2010. Other than the adoption of the Financial Accounting Standards Board (“FASB”) guidance related to accounting for revenue recognition, there have been no significant changes in our accounting policies for the second quarter of fiscal year 2011.

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

In September 2009, the FASB issued authoritative revenue recognition guidance on accounting for multiple elements in an arrangement and how total consideration should be allocated amongst the various elements. It also expands disclosure requirements for multiple element arrangements. Concurrently, the FASB also issued authoritative guidance for arrangements that include both software and tangible products that excludes tangible products and certain related elements from the scope of the revenue recognition authoritative guidance specific to software transactions. Both standards must be adopted in the same period and can either be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier application permitted, or be adopted on a retrospective basis. In April 2010, FASB Emerging Issues Task Force issued a consensus on Milestone Method of Revenue Recognition which

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

amended disclosure requirements on accounting policy and arrangements for revenue transactions counting under the milestone method. The amendments are effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. We adopted this guidance in the first quarter of fiscal year 2011 and there was no material impact on our consolidated results of operations and financial condition.

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

Provided all other revenue criteria are met, the upfront, minimum, non-refundable license fees from Original Equipment Manufacturer (“OEM”) customers are generally recognized upon delivery, on-going royalty fees are generally recognized upon reports of units shipped. Revenue on shipments to resellers is recognized when evidence of an end-user arrangement exists and recorded net of related costs to the resellers.

Professional services revenue consists primarily of revenue received for assisting with the implementation of our software, on-site support, training and other consulting services. Many customers who license our software also enter into separate professional services arrangements with us. In determining whether professional services revenue should be accounted for separately from license revenue, we evaluate whether the professional services are considered essential to the functionality of the software using factors such as the nature of our software products; whether they are ready for use by the customer upon receipt; the nature of our implementation services, which typically do not involve significant customization to or development of the underlying software code; the availability of services from other vendors; whether the timing of payments for license revenue is coincident with performance of services; and whether milestones or acceptance criteria exist that affect the realizability of the software license fee. Substantially all of our professional services arrangements are billed on a time and materials basis and, accordingly, are recognized as the services are performed. Contracts with fixed or not-to-exceed fees are recognized on a percentage-of-completion or completed-contract basis. If there is significant uncertainty about the project completion or receipt of payment for professional services, revenue is deferred until the uncertainty is sufficiently resolved. Training revenue is recognized as training services are delivered. VSOE of fair value of consulting and training services is based upon stand-alone sales of those services. Payments received in advance of consulting or training services performed are deferred and recognized when the related services are performed. Work performed and expenses incurred in advance of invoicing are recorded as unbilled receivables. These amounts are billed in the subsequent month. Our service and maintenance revenue includes reimbursable expenses of $5.2 million and $4.6 million for the six months ended May 31, 2011 and 2010, respectively.

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

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

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

•

require an entity to allocate revenue in an arrangement using the estimated selling price (“ESP”) of deliverables if a vendor does not have VSOE of selling price or third-party evidence (“TPE”) of selling price; and

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

We regularly review VSOE and have established a review process for TPE and ESP and maintain internal controls over the establishment and updates of these estimates. There was no material impact to revenue during the three and six months ended May 31, 2011 resulting from changes in VSOE, TPE or ESP.

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

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

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

Proginet Corporation

On September 15, 2010, we acquired Proginet Corporation (“Proginet”), a public company incorporated in Delaware. Proginet is a provider of managed file transfer solutions. This acquisition augments our broader software infrastructure offerings and will help customers across industries more efficiently manage the information and processes that run their business. We paid $22.0 million in cash to acquire all of the outstanding shares of capital stock of Proginet. We have also incurred $0.6 million of acquisition related and other expenses associated with the acquisition. Also see Note 10 to our Condensed Consolidated Financial Statements for a discussion of the Proginet Merger Litigation. We are currently evaluating the purchase price allocation for this transaction.

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

The allocation of the purchase price for the Kabira acquisition, as of the date of the acquisition, is as follows (in thousands):

Cash	$931
Accounts receivable (approximate contractual value)	2,942
Other assets	1,763
Identifiable intangible assets	10,680
Goodwill	2,548
Deferred income tax liabilities, net	(78)
Liabilities	(14,916)

Total purchase price	$3,870

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

The allocation of the purchase price for the Netrics acquisition, as of the date of the acquisition, is as follows (in thousands):

Cash	$40
Accounts receivable (approximate contractual value)	78
Deferred income tax assets, net	631
Other assets	259
Identifiable intangible assets	6,400
Goodwill	3,873
Liabilities	(781)

Total purchase price	$10,500

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

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The allocation of the purchase price for the Foresight acquisition, as of the date of the acquisition, is as follows (in thousands):

Cash	$821
Accounts receivable (approximate contractual value)	593
Current assets	92
Identifiable intangible assets	16,700
Goodwill	21,717
Liabilities	(3,191)
Deferred income tax liabilities, net	(6,732)

Total purchase price	$30,000

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

The results of Loyalty Lab, OpenSpirit, Proginet, Kabira, Netrics and Foresight operations have been included in the Consolidated Financial Statements subsequent to the acquisition dates. Pro forma results of operations for these acquisitions have not been presented because the effects of the acquisitions, individually and in the aggregate, were not material to our consolidated financial results.

4.	INVESTMENTS

Marketable securities, which are classified as available-for-sale, are summarized below as of May 31, 2011 and November 30, 2010 (in thousands):

					Classified on Balance Sheet
	Purchased/ Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value	Cash and Cash Equivalents	Short-term Investments
As of May 31, 2011:
Money market funds	$10,998	$—	$—	$10,998	$10,998	$—
Term deposits	8,203	—	—	8,203	8,203	—
Mortgage-backed securities	199	60	(12)	247	—	247

	$19,400	$60	$(12)	$19,448	$19,201	$247

As of November 30, 2010:
Money market funds	$37,016	$—	$—	$37,016	$37,016	$—
Term deposits	8,707	—	—	8,707	7,394	1,313
Mortgage-backed securities	201	—	(10)	191	—	191

	$45,924	$—	$(10)	$45,914	$44,410	$1,504

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Fixed income securities included in short-term investments above are summarized by their contractual maturities as follows (in thousands):

	May 31, 2011	November 30, 2010
Contractual maturities:
Less than one year	$—	$1,313
One to three years	247	191

	$247	$1,504

The maturities of mortgage-backed securities are primarily based upon assumed payment forecasts utilizing interest rate scenarios and mortgage loan characteristics. The unrealized gains (losses) on our investments were primarily due to changes in interest rates and market and credit conditions of the underlying securities.

The following table summarizes the net realized gains (losses) on short-term investments for the periods presented (in thousands):

	Three Months Ended May 31,		Six Months Ended May 31,
	2011	2010	2011	2010
Realized gains	$8	$20	$22	$54
Realized losses	(2)	(36)	(2)	(36)

Net realized gains (losses)	$6	$(16)	$20	$18

We periodically assess whether significant facts and circumstances have arisen to indicate an adverse effect on the fair value of the underlying investment that might indicate material deterioration in our creditworthiness, whether there has been a change in our intent to sell the security, whether it is more likely than not we will be required to sell before recovery of our amortized cost basis and whether we expect to recover the entire amortized cost basis of the security resulting as a credit loss. During our quarter-end assessments, we determined an impairment was not considered necessary as of May 31, 2011. Depending on market conditions, we may record impairments on our investment portfolio in the future.

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

Fair value hierarchy of our cash equivalents, marketable securities and foreign currency contracts at fair value is as follows (in thousands):

		Fair Value Measurements at Reporting Date using
Description	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant other Observable Inputs (Level 2)
As of May 31, 2011:
Assets:
Money market fund	$10,998	$10,998	$—
Term deposits	8,203	—	8,203
Mortgage-backed securities	247	—	247
Foreign currency forward contracts	14	—	14
Liabilities:
Foreign currency forward contracts	$494	$—	$494
As of November 30, 2010:
Assets:
Money market fund	$37,016	$37,016	$—
Term deposits	8,707	—	8,707
Mortgage-backed securities	191	—	191
Foreign currency forward contracts	991	—	991
Liabilities:
Foreign currency forward contracts	$53	$—	$53

During the six months ended May 31, 2011, there were no transfers to or from Levels 1 or 2.

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

We had five outstanding forward contracts with a total notional amount of $30.1 million and six outstanding forward contracts with a total notional amount of €8.8 million as of May 31, 2011, which are summarized as follows (in thousands):

	Notional Value Local Currency	Notional Value USD	Fair Value Gain (Loss) USD
Forward contracts sold:
EURO	16,700	$23,817	$(330)
Australian dollar	1,500	1,599	(27)
Brazilian real	1,700	1,055	(21)
South African rand	18,000	2,593	(40)
New Taiwan dollar	30,000	1,041	(18)

		$30,105	$(436)

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

	Notional Value Local Currency	Notional Value EURO	Fair Value Gain (Loss) USD
Forward contracts sold:
Australian dollar	4,000	€2,990	$(24)
British pound	6,300	7,269	12
Japanese yen	144,000	1,248	1
Swiss franc	2,300	1,889	(25)
South African rand	9,000	909	(9)
Forward contracts bought:
Swedish krona	49,000	5,503	1

		€8,802	$(44)

	Derivatives not Designated as Hedging Instruments
	May 31, 2011	November 30, 2010
Foreign currency forward contracts, fair value included in:
Other Current Assets	$14	$991
Accrued Liabilities	494	53

		Amount of Gain or (Loss) Recognized In Income on Derivative
Derivatives not Designated as Hedging Instruments	Location	Three Months Ended May 31,		Six Months Ended May 31,
		2011	2010	2011	2010
Foreign Currency Contracts	Other income/(exp.)	$(3,135)	$6,245	$(7,569)	$14,803

Currently, we do not have master netting agreements with our counterparties for our forward contracts. We mitigate the credit risk of these derivatives by transacting with highly rated counterparties. As of May 31, 2011, we have evaluated the credit and non-performance risks associated with our derivative counterparties, and we believe that the impact of the credit risk associated with our outstanding derivatives was insignificant.

6.	GOODWILL AND ACQUIRED INTANGIBLE ASSETS

The change in the carrying value of goodwill for the six months ended May 31, 2011 is as follows (in thousands):

Balance as of November 30, 2010	$409,545
Goodwill adjustment for the Kabira acquisition(1)	464
Goodwill adjustment for the OpenSpirit acquisition(1)	(237)
Goodwill recorded for the Loyalty Lab acquisition	12,355
Foreign currency translation	19,440

Balance as of May 31, 2011	$441,567

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

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Certain of our intangible assets were recorded in foreign currencies, and therefore, the gross carrying amount and accumulated amortization are subject to foreign currency translation adjustments. The carrying values of our amortized acquired intangible assets as of May 31, 2011 and November 30, 2010 are as follows (in thousands):

	May 31, 2011			November 30, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technologies	$137,015	$(100,479)	$36,536	$129,492	$(85,589)	$43,903
Customer base	56,408	(36,156)	20,252	49,433	(31,606)	17,827
Patents/core technologies	29,020	(20,985)	8,035	27,628	(17,373)	10,255
Trademarks	9,161	(6,835)	2,326	8,334	(6,103)	2,231
Non-compete agreements	580	(575)	5	1,580	(1,541)	39
Maintenance agreements	60,690	(35,185)	25,505	57,915	(29,052)	28,863

Total intangible assets subject to amortization	292,874	(200,215)	92,659	274,382	(171,264)	103,118
In-process research and development	1,700	—	1,700	1,700	—	1,700

Total intangible assets, net	$294,574	$(200,215)	$94,359	$276,082	$(171,264)	$104,818

Amortization of developed technologies is recorded in cost of revenue, while the amortization of other acquired intangible assets is included in operating expenses. The following summarizes the amortization expense of acquired intangible assets for the periods indicated (in thousands):

	Three Months Ended May 31,		Six Months Ended May 31,
	2011	2010	2011	2010
Amortization of acquired intangible assets:
In cost of revenue	$4,948	$3,920	$9,743	$7,534
In operating expense	5,030	3,976	9,921	7,684

Total	$9,978	$7,896	$19,664	$15,218

7.	ACCRUED RESTRUCTURING AND EXCESS FACILITIES COSTS

2010 Restructuring Plan

In order to achieve cost efficiencies and realign our resources and operations, our Board of Directors approved a restructuring plan initiated by management during the second quarter of fiscal year 2010. The restructuring charges were primarily related to corporate actions and excess facilities arising from the acquisition of Kabira. As of May 31, 2011, the total estimated restructuring costs associated with the restructuring plan were approximately $7.2 million, and consisted of costs associated with employee terminations and exit of excess facilities. These costs are recognized in accordance with the current guidance on accounting for exit activities and are presented as restructuring charges in our Condensed Consolidated Statements of Operations. We recognized $7.0 million of restructuring charges during fiscal year 2010, and expect to recognize remaining expenses related to the restructuring plan in fiscal year 2011. Changes in estimates, if any, will be reflected in our future results of operations as required by the current accounting guidance. We expect to fulfill our remaining cash obligations associated with this restructuring no later than fiscal year 2013.

The following is a summary of activities in accrued restructuring and excess facilities costs for the six months ended May 31, 2011 (in thousands):

	Accrued Excess Facilities				Accrued Severance and Other
	Headquarter Facilities	Acquisition Integration	Restructuring	Subtotal	Acquisition Integration	Restructuring	Subtotal	Total
As of November 30, 2010	$138	$56	$924	$1,118	$11	$2,098	$2,109	$3,227
Adjustment to acquisition integration costs	—	—	—	—	—	(33)	(33)	(33)
Cash utilized	(119)	(13)	(230)	(362)	(11)	(1,527)	(1,538)	(1,900)

As of May 31, 2011	$19	$43	$694	$756	$—	$538	$538	$1,294

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The remaining accrued excess facilities costs represent the estimated loss on abandoned excess facilities, net of estimated sublease income, which is expected to be paid over the next two years. As of May 31, 2011, $0.3 million of the $1.3 million accrued restructuring and excess facilities costs were classified as long-term liabilities.

8.	LONG-TERM DEBT AND LINE OF CREDIT

Mortgage Note Payable

In connection with the purchase of our corporate headquarters in June 2003, we recorded a $54.0 million mortgage note payable to a financial institution collateralized by the commercial real property acquired. The balance on the mortgage note payable was $39.3 million and $40.4 million as of May 31, 2011 and November 30, 2010, respectively. Our mortgage note payable has a fair value that is not materially different from its carrying amount.

The mortgage note payable carries a 20-year amortization, and in the second quarter of fiscal year 2007, we amended the mortgage note payable such that it now carries a fixed annual interest rate of 5.50%. The $34.4 million principal balance that will be remaining at the end of the 10-year term will be due as a final lump sum payment on July 1, 2013. Under the currently applicable terms of the mortgage note agreements, we are prohibited from acquiring another company without prior consent from the lender unless we maintain at least $50.0 million of cash or cash equivalents and meet other non-financial terms as defined in the agreements. In addition, we are subject to certain non-financial covenants as defined in the agreements. As of May 31, 2011, we were in compliance with all covenants under the mortgage note agreements.

Lines of Credit

In November 2009, we entered into a $150.0 million unsecured revolving credit facility (the “Credit Agreement”) that matures in November 2012. The revolving credit facility is available for cash borrowings up to $150.0 million, with a sublimit for the issuance of standby letters of credit in a face amount up to $25.0 million and swing line loans up to $10.0 million. As of May 31, 2011, no borrowings were outstanding under the Credit Agreement. Revolving loans accrue interest at a per annum rate based on either (i) the base rate plus a margin ranging from 2.25% to 3.00%, depending on TIBCO’s consolidated leverage ratio or (ii) the LIBOR rate plus a margin ranging from 3.25% to 4.00%, depending on TIBCO’s consolidated leverage ratio, for various interest periods. The base rate is defined as the highest of (i) the administrative agent’s prime rate, (ii) the federal funds rate plus a margin equal to 0.50%, and (iii) except during a period when LIBOR rates are unavailable, the LIBOR rate for a one month interest period plus a margin equal to 1.00%. Swing line loans accrue interest at a per annum rate based on the base rate plus a margin ranging from 2.25% to 3.00%. A commitment fee is applied to the un-borrowed amount at a per annum rate ranging from 0.50% to 0.75%. A $2.3 million loan origination fee and issuance costs incurred upon consummation of the Credit Agreement will be amortized through interest expense over a period of three years. Other customary fees and letter of credit fees may be charged as they are incurred. All fees would be recognized over the life of the facility as an adjustment of interest expense. Under certain circumstances, a default interest rate will apply on all obligations during the existence of an event of default under the Credit Agreement at a per annum rate equal to 2.00% above the applicable interest rate. In order to make acquisitions under the Credit Agreement, the Credit Agreement requires, among other things, immediately after giving a pro forma effect to any such acquisition we maintain $120.0 million of total unrestricted cash, cash equivalents, certain short-term investments and total available borrowings, of which $80.0 million must be held by a financial institution with the account residing in the United States. Under this Credit Agreement, we must maintain a minimum consolidated interest coverage ratio of 3.5:1.0 and a maximum consolidated leverage ratio of 2.5:1.0 in addition to other customary affirmative and negative covenants. As of May 31, 2011, we were in compliance with all covenants of this facility.

We also have a $20.0 million revolving line of credit that matures in November 2012. The revolving line of credit is available for cash borrowings and for the issuance of letters of credit up to $20.0 million. As of May 31, 2011, no borrowings were outstanding under the facility and three irrevocable letters of credit in the amounts of $13.0 million, approximately $1.1 million and approximately $0.5 million were outstanding, leaving approximately $5.4 million of available credit for additional letters of credit or cash borrowings. The $13.0 million irrevocable letter of credit outstanding was issued in connection with the mortgage note payable. The letter of credit automatically renews for successive one-year periods, until the mortgage note payable has been satisfied in full. The approximately $1.1 million and approximately $0.5 irrevocable letters of credit outstanding were issued in connection with two separate revenue transactions denominated in foreign currency and will remain outstanding until July 2012 and November 2012, respectively. The line of credit, as amended, contains financial covenants identical to those of the Credit Agreement, as well as other customary affirmative and negative covenants. As of May 31, 2011, we were in compliance with all covenants under the revolving line of credit.

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Guarantee Credit Line

We have an approximately $14.3 million revolving guarantee credit line available for issuance of bank guarantees denominated in foreign currency. Issued bank guarantees as of May 31, 2011 were approximately $10.8 million and were collateralized by pledging the equivalent amount under restricted cash as required under our guarantee credit line. Other various contractual commitments also require us to pledge cash as security and record this cash under restricted cash. As of May 31, 2011 and November 30, 2010, we had restricted cash of $13.3 million and $10.5 million, respectively, which is included in Other Assets on our Condensed Consolidated Balance Sheets.

9.	COMMITMENTS AND CONTINGENCIES

Letters of Credit

In connection with the mortgage note payable described in Note 8 above, we entered into an irrevocable letter of credit in the amount of $13.0 million; additionally, in connection with two separate revenue transactions denominated in foreign currencies, we entered into separate irrevocable letters of credit in the amounts of approximately $1.1 million and approximately $0.5 million; see Note 8 for further details. The letter of credit is collateralized by the $20.0 million revolving line of credit described above in Note 8 and automatically renews for successive one-year periods until the mortgage note payable has been satisfied in full. As of May 31, 2011, we were in compliance with all covenants under the revolving line of credit.

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

Operating Commitments

At various locations worldwide, we lease office space and equipment under non-cancelable operating leases with various expiration dates through May 2019. Rental expense was $3.6 million and $2.6 million for the three month periods ended May 31, 2011 and 2010, respectively, and $6.8 million and $5.2 million for the six month periods ended May 31, 2011 and 2010, respectively.

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

As of May 31, 2011, contractual commitments associated with indebtedness, lease obligations and restructuring were as follows (in thousands):

	Total	Remainder of 2011	2012	2013	2014	2015	Thereafter
Operating commitments:
Debt principal	$39,258	$1,150	$2,397	$35,711	$—	$—	$—
Debt interest	4,385	1,066	2,036	1,283	—	—	—
Operating leases	32,600	6,040	9,155	6,676	4,798	2,570	3,361

Total operating commitments	76,243	8,256	13,588	43,670	4,798	2,570	3,361

Restructuring-related commitments:
Gross lease obligations	1,078	299	674	105	—	—	—
Committed sublease income	(611)	(178)	(366)	(67)	—	—	—

Net restructuring-related commitment	467	121	308	38	—	—	—

Total commitments	$76,710	$8,377	$13,896	$43,708	$4,798	$2,570	$3,361

Future minimum lease payments under restructured non-cancelable operating leases are included in Accrued Restructuring Costs on our Condensed Consolidated Balance Sheets.

The above commitment table does not include approximately $16.3 million of long-term income tax liabilities recorded in accounting for uncertainty in income taxes due to the fact that we are unable to reasonably estimate the timing of these potential future payments.

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

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The parties have reached a global settlement of the litigation, including the actions against us and Talarian. Under the settlement, the insurers will pay the full amount of settlement share allocated to us (our financial liability will be limited to paying the remaining balance of the applicable retention under Talarian’s directors and officers liability insurance policy). In addition, we and the other defendants will receive complete dismissals from the case. In 2009, the Court granted final approval of the settlement. Certain objectors appealed; several of the appeals have been dismissed. In May 2011, the appellate court issued an order to remand the remaining appeals to the district court for further determination.

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

We, Proginet and the other defendants in this action entered into an agreement providing for the settlement and dismissal with prejudice of this action. The agreement is subject to approval of the court. Although we and Proginet believe that the action is without merit, we and Proginet entered into the settlement to avoid the risk of delaying the merger and to minimize the expense of defending the action. The settlement and dismissal with prejudice, if approved by the court, will resolve all of the claims that were or could have been brought in the action, including all claims relating to the merger (other than claims for appraisal under Section 262 of Delaware law). In connection with the settlement and dismissal with prejudice, Proginet has agreed, subject to court approval, that it will pay plaintiffs’ counsel the amount of up to $200,000 for its fees and expenses in the action.

JuxtaComm v. TIBCO, et al.

On January 21, 2010, JuxtaComm-Texas Software, LLC (“JuxtaComm”) filed a complaint for patent infringement against us and other defendants in the United States District Court for the Eastern District of Texas, Case No. 6:10-CV-00011-LED. On April 22, 2010, JuxtaComm filed an amended complaint in which it alleges that certain TIBCO offerings, including ActiveMatrix Business Works™, TIBCO iProcess™ Suite, TIBCO Business Studio™ and TIBCO ActiveMatrix® Service Bus infringe U.S. Patent No. 6,195,662.

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

InvestPic, LLC v. TIBCO, et al.

On November 24, 2010, InvestPic, LLC (“InvestPic”) filed a complaint for patent infringement against us and fourteen other defendants in the United States District Court for the District of Delaware, Case No. 1:10cv01028-SLR. The complaint alleges that TIBCO Spotfire® S+® “and other similar products” infringe U.S. Patent No. 6,349,291 (the “’291 patent”). On March 29, 2011, defendant SAS Institute Inc. filed a motion to dismiss the complaint for failure to state a claim for relief on the basis that all the asserted claims of the ’291 patent are invalid as being directed to unpatentable subject matter. On May 13, 2011, TIBCO, along with other defendants, filed a motion to dismiss the complaint on the same grounds as SAS’ motion.

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

Stock Benefit Plans

2008 Equity Incentive Plan (the “2008 Plan”). As of May 31, 2011, there were 6.0 million shares available for grant and approximately 4.2 million shares underlying stock options outstanding under the 2008 Plan.

As of May 31, 2011, there were approximately 4.4 million performance-based restricted stock units (“PRSUs”) outstanding.

1996 Stock Option Plan (the “1996 Plan”). As May 31, 2011, there were no shares available for grant and approximately 14.8 million shares underlying stock options outstanding under the 1996 Plan.

As of May 31, 2011, there were 3.9 million shares of restricted stock and 1.5 million shares underlying restricted stock units outstanding under the 2008 Plan and 1996 Plan, combined.

Insightful Corporation Amended and Restated 2001 Stock Option and Incentive Plan (the “Insightful Plan”). As of May 31, 2011, there were no shares available for grant and approximately 34,000 shares underlying stock options outstanding under the Insightful Plan.

1998 Director Option Plan (the “Director Plan”). As of May 31, 2011, there were no shares available for grant and approximately 1.0 million shares underlying stock options outstanding under the Director Plan.

2008 Employee Stock Purchase Plan (the “2008 ESPP”). We issued approximately 0.2 million shares under the 2008 ESPP, representing approximately $1.8 million in employee contributions, for the six months ended May 31, 2011. As of May 31, 2011, approximately 8.9 million shares of our common stock were available for issuance under the 2008 ESPP.

2009 Deferred Compensation Plan (the “2009 DCP”). As of May 31, 2011, there were approximately 987,000 shares of our common stock available for issuance under the 2009 DCP.

Stock Options Activities

The summary of stock option activity for the six months ended May 31, 2011 is presented below (in thousands, except per share and term data):

Stock Options	Number of Shares Underlying Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at November 30, 2010	22,173	$8.36	3.23	$250,651

Granted	1,784	27.79
Exercised	(3,742)	8.41
Forfeited or expired	(140)	16.85

Outstanding at May 31, 2011	20,075	$10.02	3.18	$368,834

Vested and expected to vest at May 31, 2011	19,387	$9.66	3.07	$362,912

Exercisable at May 31, 2011	15,911	$8.18	2.49	$320,326

The intrinsic value of exercised stock options is calculated based on the difference between the exercise price and the quoted closing market price of our common stock as of the exercise date. The total intrinsic value of stock options exercised in the six months ended May 31, 2011 and 2010 was $63.1 million and $10.0 million, respectively. Upon the exercise of stock options, we issue common stock from our authorized shares. As of May 31, 2011, total unamortized stock-based compensation cost related to unvested stock options was $21.0 million, with a weighted-average remaining recognition period of 2.74 years.

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The total realized tax benefits attributable to stock options exercised and vesting of stock awards were $10.7 million and $13.7 million for the six months ended May 31, 2011 and 2010, respectively.

Stock Awards Activities

Our nonvested stock awards are comprised of restricted stock, restricted stock units and performance-based restricted stock units. A summary of the status of nonvested stock awards as of May 31, 2011, and activities during the six months ended May 31, 2011, is presented as follows (in thousands, except per share data):

Nonvested Stock Awards	Restricted Stock	Restricted Stock Units	Performance- based Restricted Stock Units	Total Number of Shares Underlying Stock Awards	Weighted- Average Grant Date Fair Value
Nonvested at November 30, 2010	4,314	1,659	4,092	10,065	$9.47
Granted	1,121	357	274	1,752	26.71
Vested	(1,379)	(467)	—	(1,846)	8.23
Forfeited	(134)	(22)	—	(156)	13.01

Nonvested at May 31, 2011	3,922	1,527	4,366	9,815	$12.63

We granted approximately 1.5 million shares of nonvested stock awards at no cost to recipients during the six months ended May 31, 2011. As of May 31, 2011 there was $59.9 million of total unrecognized compensation cost related to nonvested stock awards. That cost is expected to be recognized generally on a straight-line basis as the shares vest over three to four years (the weighted-average remaining recognition period is 2.6 years). The total fair value of shares vested pursuant to stock awards during the six months ended May 31, 2011 is $15.2 million.

We granted approximately 0.3 million PRSUs during the six months ended May 31, 2011. As of May 31, 2011, there was $28.1 million of total unrecognized compensation cost related to all of our outstanding PRSUs. That cost is expected to be recognized using the graded vesting attribution method over the requisite service period of four to five years (the weighted-average remaining recognition period is approximately 3.11 years as of May 31, 2011).

Stock-Based Compensation

Stock-based compensation cost for the three months ended May 31, 2011 and 2010 was $11.8 million and $7.8 million, respectively. Stock-based compensation cost for the six months ended May 31, 2011 and 2010 was $23.3 million and $14.2 million, respectively. The stock-based compensation cost primarily relates to expenses recognized from nonvested stock awards and employee stock options. The deferred tax benefit on stock-based compensation expenses for the three months ended May 31, 2011 and 2010 was $3.9 million and $2.7 million, respectively. The deferred tax benefit on stock-based compensation expenses for the six months ended May 31, 2011 and 2010 was $7.9 million and $4.7 million, respectively.

We recognize the fair value of service-based stock awards generally on a straight-line basis over the requisite service period of three to four years, net of estimated forfeitures. Employee stock-based compensation cost related to grants of service-based stock awards for the three months ended May 31, 2011 and 2010 was approximately $5.9 million and $4.0 million, respectively. Employee stock-based compensation cost related to grants of service-based stock awards for the six months ended May 31, 2011 and 2010 was approximately $11.3 million and $8.0 million, respectively.

We recognize the fair value of employee stock options on a straight-line basis over the requisite service period of three to four years, net of estimated forfeitures. Employee stock-based compensation cost related to employee stock options for the three months ended May 31, 2011 and 2010 was approximately $2.6 million and $2.2 million, respectively. Employee stock-based compensation cost related to employee stock options for the six months ended May 31, 2011 and 2010 was approximately $4.6 million and $4.4 million, respectively.

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

We recognize compensation cost related to the performance-based restricted stock units, net of estimated forfeitures, over the requisite service period of four to five years, using the graded vesting attribution method. Employee stock-based compensation cost related to PRSUs for the three months ended May 31, 2011 and 2010 was $3.0 million and $1.3 million, respectively. Employee stock-based compensation cost related to PRSUs for the six months ended May 31, 2011 and 2010 was $6.8 million and $1.3 million, respectively.

We recognize the stock-based compensation costs for PRSUs when we believe it is probable that we will achieve the performance criteria as defined in the PRSU agreement. We then estimate the most probable period in which the performance criteria will be met, if at all. Under the terms of the PRSUs granted in fiscal year 2010, 20% of those PRSUs will be forfeited if, in the fiscal year following achievement of the applicable performance goals, our non-GAAP EPS falls by 10% or more as compared to the non-GAAP EPS achieved for the year that the performance goals were achieved. Therefore, we also assess the probability of this forfeiture when analyzing our stock-based compensation costs for such PRSUs. On a quarterly basis management calculates, based on these estimates, the appropriate compensation expense over the requisite service period by using the graded vesting attribution method and then book an adjustment to compensation cost in that reporting period. As of May 31, 2011, management estimates that it is probable that the performance criteria will be met in the fourth quarter of 2012 and it is not probable that 20% of these PRSUs will be forfeited prior to vesting. In the first quarter of fiscal year 2011, we granted 0.3 million PRSUs which are subject to different performance criteria than the PRSUs granted in fiscal year 2010. As of May 31, 2011, management estimates that it is probable that the performance criteria of the PRSUs granted in the first quarter of fiscal year 2011 will be met in fiscal year 2011.

We recognized stock-based compensation costs associated with our employee stock purchase programs on a straight-line basis over each six-month offering period. Employee stock-based compensation associated with our employee stock purchase programs for the six months ended May 31, 2011 and 2010 was approximately $0.6 million and $0.5 million, respectively.

Assumptions for Estimating Fair Value of Stock-Based Awards

We selected the Black-Scholes option pricing model as the most appropriate model for determining the estimated fair value for stock-based awards. The following table summarizes the assumptions used to value stock options granted in the respective periods:

	Three Months Ended May 31,		Six Months Ended May 31,
	2011	2010	2011	2010
Stock Option Grants:
Expected term of stock options (years)	5.1	5.1	4.8 – 5.1	4.8 – 5.1
Risk-free interest rate	2.00%	2.40%	2.00 – 2.10%	2.40%
Expected volatility	42%	42%	42%	42 - 44%
Weighted-average grant date fair value (per share)	$11.61	$4.79	$11.11	$4.49
ESPP:
Expected term of ESPP (years)	N/A	N/A	0.5	0.5
Risk-free interest rate	N/A	N/A	0.20%	0.20%
Expected volatility	N/A	N/A	38%	35%
Weighted-average grant date fair value (per share)	N/A	N/A	$6.17	$2.30

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

12.	COMPREHENSIVE INCOME (LOSS)

Our comprehensive income (loss) includes net income and other comprehensive income (loss), which consists of unrealized gains and losses on available-for-sale securities and cumulative translation adjustments. A summary of the comprehensive income (loss) for the periods indicated is as follows (in thousands):

	Three Months Ended May 31,		Six Months Ended May 31,
	2011	2010	2011	2010
Net income	$21,090	$12,931	$37,105	$23,371
Cumulative translation adjustment	6,530	(17,924)	22,656	(26,798)
Unrealized gain on available-for-sale securities	25	14	58	33

Comprehensive income (loss)	27,645	(4,979)	59,819	(3,394)
Less: Comprehensive income attributable to noncontrolling interest	57	122	143	117

Comprehensive income (loss) attributable to TIBCO Software Inc.	$27,588	$(5,101)	$59,676	$(3,511)

The following table summarizes the allocation of comprehensive income (loss) between stockholders of TIBCO Software Inc. and the noncontrolling interest (in thousands):

	Three Months Ended May 31, 2011			Six Months Ended May 31, 2011
	Stockholders of TIBCO Software Inc.	Noncontrolling Interest	Total	Stockholders of TIBCO Software Inc.	Noncontrolling Interest	Total
Net income	$21,046	$44	$21,090	$36,999	$106	$37,105
Cumulative translation adjustment	6,517	13	6,530	22,619	37	22,656
Unrealized gain on available-for-sale securities	25	—	25	58	—	58

Comprehensive income	$27,588	$57	$27,645	$59,676	$143	$59,819

The balances of each component of accumulated other comprehensive income (loss), net of taxes, as of May 31, 2011 and November 30, 2010, consist of the following (in thousands):

	Unrealized Gain (Loss) in Available-for-Sale Securities	Foreign Currency Translation	Accumulated Other Comprehensive Income (Loss)
Balance as of November 30, 2010	$(10)	$(22,066)	$(22,076)
Net change during six month period	58	22,619	22,677

Balance as of May 31, 2011	$48	$553	$601

13.	NONCONTROLLING INTEREST

We are a party to a joint venture in South Africa, TS Innovations Limited (“Innovations”), with a local South Africa corporation, to assist with our sales efforts as well as to provide consulting services and training to our customers in the Sub-Saharan Africa region. As of May 31, 2011 and November 30, 2010, Innovations had total assets of $6.9 million and $5.7 million, respectively. For the six months ended May 31, 2011 and 2010, Innovations had total revenues of $4.6 million and $5.8 million, respectively. As of May 31, 2011, we owned a 74.9% interest in the joint venture. Because of our majority interest in Innovations, our Condensed Consolidated Financial Statements include the balance sheets, results of operations and cash flows of Innovations, net of intercompany charges. We accordingly eliminated 25.1% of the financial results that pertain to the noncontrolling interest of Innovations; the eliminated amounts were reported in separate lines in our Condensed Consolidated Statements of Operations and Balance Sheets.

The following table provides a reconciliation of the beginning and the ending carrying amounts of equity attributable to noncontrolling interest (in thousands):

Balance as of November 30, 2010	$1,163
Net income	106
Cumulative translation adjustment	37

Balance as of May 31, 2011	$1,306

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

14.	PROVISION FOR INCOME TAXES

The effective tax rate was approximately 22% and 17% for the three months ended May 31, 2011 and 2010, respectively, and approximately 18% and 23% for the six months ended May 31, 2011 and 2010, respectively.

The company recognized a $3.2 million tax benefit primarily related to lapses of statutes of limitations and reinstatement of federal research and development credit in the three months ended February 28, 2011.

The company recognized a $2.3 million tax benefit primarily related to the expiration of a statute of limitation in the United Kingdom in the three and six months ended May 31, 2010.

The provision for the six-month periods ended May 31, 2011 and 2010 reflects a forecasted annual tax rate of 26% and 33%, respectively, offset by discrete items which are booked in the period they occur. The forecasted tax rate reflects the benefits resulting from the reorganization of certain foreign entities, lower foreign taxes, release of the valuation allowance on certain domestic assets, domestic manufacturing incentives, and federal and state research and development credits, partially offset by the impact of certain stock compensation charges and state income taxes.

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

During the second quarter of fiscal year 2011, the amount of gross unrecognized tax benefits was decreased by approximately $0.1 million for current period exposures offset by the expiration of certain statutes of limitations. The total amount of gross unrecognized tax benefits was $38.1 million as of May 31, 2011, of which $18.4 million would affect the effective tax rate if realized. We do not expect any significant changes to the amount of unrecognized tax benefit within the next twelve months.

Upon adoption of the accounting for uncertainty in income taxes, we have elected to include interest expense and penalties accrued on unrecognized tax benefits as a component of our income tax expense. This is consistent with our policy prior to the adoption of the accounting for uncertainty in income taxes. As of November 30, 2010, we had accrued $0.9 million for interest and penalties. There was not a material change to the amount of accrued interest and penalties during the second quarter of fiscal year 2011.

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

The following table sets forth the computation of basic and diluted net income per share for the periods indicated (in thousands, except per share data):

	Three Months Ended May 31,		Six Months Ended May 31,
	2011	2010	2011	2010
Net income attributable to TIBCO Software Inc.	$21,046	$12,814	$36,999	$23,239

Weighted-average shares of common stock used to compute basic net income per share	161,911	160,992	161,207	161,792
Effect of dilutive common stock equivalents:
Stock options to purchase common stock	10,197	6,921	10,226	6,080
Restricted common stock awards	2,558	2,062	2,643	1,989

Weighted-average shares of common stock used to compute diluted net income per share	174,666	169,975	174,076	169,861

Net income per share attributable to TIBCO Software Inc.:
Basic	$0.13	$0.08	$0.23	$0.14

Diluted	$0.12	$0.08	$0.21	$0.14

The following potential common stock equivalents are not included in the diluted net income per share calculation above because their effect was anti-dilutive for the periods indicated (in thousands):

	Three Months Ended May 31,		Six Months Ended May 31,
	2011	2010	2011	2010
Stock options to purchase common stock	886	6,911	634	7,880
Restricted common stock awards	540	227	270	114

Total anti-diluted common stock equivalents	1,426	7,138	904	7,994

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

In fiscal year 2010, we granted 4.1 million PRSUs that contain performance metrics based on the attainment and maintenance of specified non-GAAP EPS goals. If the performance criteria are achieved, these PRSUs will be considered outstanding for the purpose of computing diluted EPS if the effect is dilutive. Please see Note 11 for additional details. The dilutive impact of these awards will be deferred until the first quarter of fiscal year 2013, at the earliest, when and if the performance criteria of the awards have been met.

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

Our revenue by geographic region, Americas; Europe, the Middle East and Africa (“EMEA”); and Asia Pacific and Japan (“APJ”), based on the location at which each sale originates, is summarized as follows (in thousands):

	Three Months Ended May 31,		Six Months Ended May 31,
	2011	2010	2011	2010
Americas:
United States	$103,849	$82,853	$199,537	$152,134
Other Americas	8,867	6,586	19,792	16,841

Total Americas	112,716	89,439	219,329	168,975

EMEA:
United Kingdom	22,019	18,665	38,361	35,093
Other EMEA	59,249	45,648	103,972	89,401

Total EMEA	81,268	64,313	142,333	124,494

APJ	22,437	19,518	40,100	34,845

	$216,421	$173,270	$401,762	$328,314

Our property and equipment by major country are summarized as follows (in thousands):

	May 31,	November 30,
	2011	2010
Property and equipment, net:
United States	$82,717	$83,931
United Kingdom	1,609	1,724
Other	2,650	2,868

	$86,976	$88,523

17.	STOCK REPURCHASE PROGRAMS

On December 21, 2010, we announced that our Board of Directors approved a new stock repurchase program pursuant to which we may repurchase up to $300.0 million of our outstanding common stock from time to time in the open market or through privately negotiated transactions. As of May 31, 2011, the remaining authorized amount available for repurchases under the December 2010 stock repurchase program was approximately $227.7 million.

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

All repurchased shares of common stock have been retired. The following table summarizes the activities under our stock repurchase programs for the periods indicated (in thousands, except per share data):

	Three Months Ended May 31,		Six Months Ended May 31,
	2011	2010	2011	2010
Cash used for repurchases	$47,899	$37,918	$72,329	$67,482

Shares repurchased	1,642	3,447	2,860	6,587

Average price per share	$29.17	$11.00	$25.29	$10.24

In connection with the repurchase activities during the six months ended May 31, 2011, we classified $37.0 million of the excess purchase price over the par value of our common stock to retained earnings and $35.3 million to additional paid-in capital. From June 1, 2011 up to July 5, 2011, we have repurchased approximately 1.3 million shares of our outstanding common stock at an average price of $29.18 per share pursuant to our December 2010 stock repurchase program.

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

Our revenue is generally derived from a diverse customer base. No single customer represented greater than 10% of total revenue for the first six months of fiscal year 2011. As of May 31, 2011, no single customer had a balance in excess of 10% of our net accounts receivable. We establish allowances for doubtful accounts based on our evaluation of collectability and an allowance for returns and discounts based on specifically identified credits and historical experience.

For the second quarter of fiscal year 2011, we recorded total revenue of $216.4 million, an increase of 25% from the second quarter of fiscal year 2010. License revenue was $82.0 million, an increase of 32% from the second quarter of fiscal year 2010. Service and maintenance revenue was $134.4 million, an increase of 21% from the second quarter of fiscal year 2010. In addition, we generated cash flow from operations of $47.0 million in the second quarter of fiscal year 2011. Diluted earnings per share was $0.12 in the second quarter of fiscal year 2011 as compared to $0.08 for the second quarter of fiscal year 2010. We ended the quarter with $278.7 million in cash, cash equivalents and short-term investments.

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

Results of Operations

For purposes of presentation, we have indicated the second quarter of fiscal years 2011 and 2010 as ended on May 31, 2011 and May 31, 2010, respectively; whereas in fact, the second quarter of fiscal years 2011 and 2010 actually ended on May 29, 2011 and May 30, 2010, respectively. There were 91 days in the second quarter of both fiscal years 2011 and 2010. All amounts presented in the tables in the following sections on our Results of Operations are stated in thousands of dollars, except for percentages and unless otherwise stated.

The following table sets forth the components of our Results of Operations as percentages of total revenue for the periods indicated:

	Three Months Ended May 31,		Six Months Ended May 31,
	2011	2010	2011	2010
Revenue:
License	38%	36%	38%	35%
Service and maintenance	62	64	62	65

Total revenue	100	100	100	100

Cost of revenue:
License	5	5	5	5
Service and maintenance	24	22	24	22

Total cost of revenue	29	27	29	27

Gross profit	71	73	71	73
Operating expenses:
Research and development	17	17	17	18
Sales and marketing	32	33	33	33
General and administrative	7	7	7	7
Amortization of acquired intangible assets	2	2	2	2
Acquisition related and other	—	—	—	1
Restructuring charges (adjustment)	—	4	—	2

Total operating expenses	58	63	59	63

Income from operations	13	10	12	10
Interest income	—	—	—	—
Interest expense	—	(1)	(1)	(1)
Other income (expense), net	—	—	—	—

Income before provision for income taxes and noncontrolling interest	13	9	11	9
Provision for income taxes	3	2	2	2

Net income	10	7	9	7
Less: Net income attributable to noncontrolling interest	—	—	—	—

Net income attributable to TIBCO Software Inc.	10%	7%	9%	7%

Our Results of Operations have included incremental revenue and costs related to the acquisitions of Loyalty Lab, OpenSpirit, Proginet, Kabira, Netrics and Foresight. In connection with these acquisitions, we have incurred additional expenses, including amortization of intangible assets and acquired technology; stock based compensation; personnel and related costs; facility and infrastructure costs; and other charges.

Total Revenue

Our total revenue consisted primarily of license, service and maintenance fees from our customers and partners.

	Three Months Ended May 31,			Six Months Ended May 31,
	2011	2010	Change	2011	2010	Change
Total revenue	$216,421	$173,270	25%	$401,762	$328,314	22%

Total revenue in the second quarter of fiscal year 2011 increased by $43.2 million, or 25%, compared to the same quarter last year. The increase was primarily comprised of a $19.9 million, or 32%, increase in license revenue and a $23.3 million, or 21%, increase in service and maintenance revenue. Total revenue for the six months ended May 31, 2011 increased by $73.4 million, or 22%, compared to the same period last year.

For the six months ended May 31, 2011, we experienced an increase in total revenue in all geographic regions compared to the same periods last year. See Note 16 to our Condensed Consolidated Financial Statements for total revenue by region. The percentages of total revenue from the geographic regions are summarized as follows:

	Three Months Ended May 31,		Six Months Ended May 31,
	2011	2010	2011	2010
Americas	52%	52%	55%	51%
EMEA	38	37	35	38
APJ	10	11	10	11

	100%	100%	100%	100%

License Revenue

	Three Months Ended May 31,			Six Months Ended May 31,
	2011	2010	Change	2011	2010	Change
License revenue	$81,974	$62,096	32%	$152,059	$116,270	31%
As percent of total revenue	38%	36%		38%	35%

License revenue in the second quarter of fiscal year 2011 increased by $19.9 million, or 32%, compared to the same quarter last year. License revenue for the six months ended May 31, 2011 increased by $35.8 million, or 31%, compared to the same period last year.

Our license revenue for the three months and six months ended May 31, 2011 and 2010 was derived from the following three product lines: service oriented architecture (“SOA”), business optimization and business process management (“BPM”). The percentages of license revenue from the three product lines are summarized as follows:

	Three Months Ended May 31,		Six Months Ended May 31,
	2011	2010	2011	2010
SOA	57%	62%	56%	66%
Business optimization	34	27	34	25
BPM	9	11	10	9

	100%	100%	100%	100%

Our license revenue in any particular period is dependent upon the timing and number of license transactions and their relative size. Selected data about our license revenue transactions recognized for the respective periods is summarized as follows:

	Three Months Ended May 31,		Six Months Ended May 31,
	2011	2010	2011	2010
Number of license deals of $1.0 million or more	21	12	35	22
Number of license deals of $0.1 million or more	119	85	227	182
Average size of license deals of $0.1 million or more (in millions)	$0.6	$0.6	$0.6	$0.6

Cost of License Revenue

	Three Months Ended May 31,			Six Months Ended May 31,
	2011	2010	Change	2011	2010	Change
Cost of license revenue	$9,710	$8,199	18%	$18,637	$15,595	20%
As percent of total revenue	5%	5%		5%	5%
As percent of license revenue	12%	13%		12%	13%

Cost of license revenue mainly consisted of amortization of developed technology acquired through corporate acquisitions and royalty costs. Cost of license revenue in the second quarter of fiscal year 2011 increased by $1.5 million, or 18%, compared to the same quarter last year. The increase was primarily due to a $1.0 million increase in amortization expenses associated with acquired technologies and a $0.8 million increase in royalty costs, which were partially offset by a $0.3 million decrease in cost of goods sold.

Cost of license revenue for the six months ended May 31, 2011 increased by $3.0 million, or 20%, compared to the same period last year. The increase was primarily due to a $2.2 million increase in amortization expenses associated with acquired technologies and a $1.4 million increase in royalty costs, which were partially offset by a $0.6 million decrease in cost of goods sold.

Service and Maintenance Revenue and Cost

	Three Months Ended May 31,			Six Months Ended May 31,
	2011	2010	Change	2011	2010	Change
Service and maintenance revenue	$134,447	$111,174	21%	$249,703	$212,044	18%
As percent of total revenue	62%	64%		62%	65%
Cost of service and maintenance	$52,017	$39,128	33%	$96,037	$74,332	29%
As percent of total revenue	24%	22%		24%	22%
As percent of service and maintenance revenue	39%	35%		38%	35%

Service and maintenance revenue in the second quarter of fiscal year 2011 increased by $23.3 million, or 21%, compared to the same quarter last year. Service and maintenance revenue for the six months ended May 31, 2011 increased by $37.7 million, or 18%, compared to the same period last year. The increase for the three months and six months ended May 31, 2011 was primarily due to continued growth in our installed software base and an increase in both the number and size of consulting engagements.

Cost of service and maintenance consists primarily of compensation for professional services, customer support personnel and third-party contractors and associated expenses related to providing consulting services.

Cost of service and maintenance in the second quarter of fiscal year 2011 increased by $12.9 million, or 33%, compared to the same quarter last year. The increase in absolute dollars was primarily due to a $6.9 million increase in employee-related expenses, a $3.2 million increase in subcontractor costs, a $1.4 million increase in travel expenses, a $0.9 million increase in facilities expenses and a $0.3 million increase in cost of services. The increase in employee-related expenses and subcontractor costs was primarily due to an increase in professional services and customer support staff and was also directly related to increased service revenue in the second quarter of fiscal year 2011.

Cost of service and maintenance for the six months ended May 31, 2011 increased by $21.7 million, or 29%, compared to the same period last year. The increase was primarily due to an $11.0 million increase in employee-related expenses, a $5.8 million increase in subcontractor costs, a $2.4 million increase in travel expenses, a $1.7 million increase in facilities expenses and a $0.7 million increase in cost of services. The increase in employee-related expenses and subcontractor costs was primarily due to an increase in professional services and customer support staff and was also directly related to increased service revenue for the first six months of fiscal year 2011.

Research and Development Expenses

Research and development expenses consisted primarily of employee-related expenses, including salary, bonus, benefits, stock-based compensation expenses, recruiting expense and office support, third-party contractor fees and related costs associated with the development and enhancement of our products.

	Three Months Ended May 31,			Six Months Ended May 31,
	2011	2010	Change	2011	2010	Change
Research and development expenses	$36,175	$30,127	20%	$68,861	$58,201	18%
As percent of total revenue	17%	17%		17%	18%

Research and development expenses in the second quarter of fiscal year 2011 increased by $6.0 million, or 20%, compared to the same quarter last year. The increase was primarily due to a $5.6 million increase in employee-related expenses, a $0.4 million increase in facilities expenses and a $0.2 million increase in travel expenses, which were partially offset by a $0.2 million decrease in information technology-related expenses. The increase in employee-related expenses was primarily due to increased headcount.

Research and development expenses for the six months ended May 31, 2011 increased by $10.7 million, or 18%, compared to the same period last year. The increase was primarily due to a $9.7 million increase in employee-related expenses, a $0.9 million increase in facilities expenses and a $0.4 million increase in travel expenses, which were partially offset by a $0.3 million decrease in information technology-related expenses. The increase in employee-related expenses was primarily due to increased headcount.

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

	Three Months Ended May 31,			Six Months Ended May 31,
	2011	2010	Change	2011	2010	Change
Sales and marketing expenses	$68,909	$56,846	21%	$131,432	$109,549	20%
As percent of total revenue	32%	33%		33%	33%

Sales and marketing expenses in the second quarter of fiscal year 2011 increased by $12.1 million, or 21%, compared to the same quarter last year. The increase was primarily due to a $10.9 million increase in employee-related expenses, a $2.1 million increase in travel expenses, a $0.6 million increase in consulting expenses and a $0.4 million increase in facilities expenses, which were partially offset by a $1.6 million decrease in marketing programs and a $0.3 million decrease in information technology-related expenses. The increase in employee-related expenses was primarily due to an increase in headcount and variable compensation. The increase in travel expenses was due to increased travel related to sales activities.

Sales and marketing expenses for the six months ended May 31, 2011 increased by $21.9 million, or 20%, compared to the same period last year. The increase was primarily due to a $18.2 million increase in employee-related expenses, a $3.3 million increase in travel expenses, a $1.3 million increase in consulting expenses, a $0.7 million increase in facilities expenses and a $0.2 million increase in referral fees, which were partially offset by a $1.3 million decrease in marketing programs and a $0.5 million decrease in information technology-related expenses. The increase in employee-related expenses was primarily due to increased headcount as well as an increase in variable compensation. The increase in travel expenses was due to increased travel related to sales activities.

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

	Three Months Ended May 31,			Six Months Ended May 31,
	2011	2010	Change	2011	2010	Change
General and administrative expenses	$15,573	$11,907	31%	$28,490	$23,253	23%
As percent of total revenue	7%	7%		7%	7%

General and administrative expenses in the second quarter of fiscal year 2011 increased by $3.7 million, or 31%, compared to the same quarter last year. The increase was primarily due to a $1.5 million increase in employee-related expenses, a $1.4 million increase in consulting expenses and a $1.0 million increase in fees and charges.

General and administrative expenses for the six months ended May 31, 2011 increased by $5.2 million, or 23%, compared to the same period last year. The increase was primarily due to a $3.4 million increase in employee-related expenses and a $2.4 million increase in consulting expenses. The increase in employee-related expenses was primarily due to increased headcount.

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

	Three Months Ended May 31,			Six Months Ended May 31,
	2011	2010	Change	2011	2010	Change
Amortization of acquired intangible assets:
Cost of revenue	$4,948	$3,920		$9,743	$7,534
Operating expenses	5,030	3,976		9,921	7,684

Total amortization of acquired intangible assets	$9,978	$7,896	26%	$19,664	$15,218	29%

As percent of total revenue	5%	5%		5%	5%

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

	Three Months Ended May 31,			Six Months Ended May 31,
	2011	2010	Change	2011	2010	Change
Acquisition related and other expenses:
Transitional and other employee related costs	$—	$147		$10	$341
Professional services fees and other	278	442		813	1,293

Total acquisition related and other expenses	$278	$589	(53)%	$823	$1,634	(50)%

As percent of total revenue	—%	—%		—%	1%

Restructuring Charges (Adjustment)

	Three Months Ended May 31,				Six Months Ended May 31,
	2011	2010	Change		2011	2010	Change
Restructuring charges (adjustment)	$—	$6,271	*	%	$(33)	$6,271	*	%
As percent of total revenue	—%	4%			—%	2%

*	Percentage change has been excluded as it is not meaningful for comparison purposes.

The restructuring adjustment in the first six months of fiscal year 2011 was primarily related to excess accrued severance arising from the acquisition of Kabira. Also see Note 7 to our Condensed Consolidated Financial Statements for further discussion on restructuring charges.

Stock-Based Compensation Cost

Stock-based compensation cost is included in our Condensed Consolidated Statements of Operations corresponding to the same functional lines as cash compensation paid to the same employees in the respective departments as follows:

	Three Months Ended May 31,			Six Months Ended May 31,
	2011	2010	Change	2011	2010	Change
Stock-based compensation:
Cost of license	$(6)	$(4)		$4	$7
Cost of service and maintenance	963	685		1,827	1,316

Total in cost of revenue	957	681		1,831	1,323

Research and development	3,003	2,020		5,652	3,540
Sales and marketing	4,077	2,571		8,290	4,826
General and administrative	3,750	2,516		7,495	4,535

Total in operating expenses	10,830	7,107		21,437	12,901

Total stock-based compensation	$11,787	$7,788	51%	$23,268	$14,224	64%

As percent of total revenue	5%	4%		6%	4%

Total stock-based compensation costs in the second quarter of fiscal year 2011 increased by $4.0 million, or 51%, compared to the same quarter last year. The increase was primarily due to $3.0 million in stock-based compensation costs related to PRSUs.

Total stock-based compensation costs for the six months ended May 31, 2011 increased by $9.0 million, or 64%, compared to the same period last year. The increase was primarily due to $6.8 million in stock-based compensation costs related to PRSUs.

Interest Income

	Three Months Ended May 31,			Six Months Ended May 31,
	2011	2010	Change	2011	2010	Change
Interest income	$448	$224	100%	$930	$428	117%
As percent of total revenue	—%	—%		—%	—%

Interest income increased in the second quarter of fiscal year 2011 compared to the same quarter last year by $0.2 million or 100%. The increase was primarily due to $0.2 million in interest income associated with a tax refund.

Interest income increased for the six months ended May 31, 2011 compared to the same period last year by $0.5 million or 117%. The increase was primarily due to $0.4 million in interest income associated with a tax refund.

Interest Expense

	Three Months Ended May 31,			Six Months Ended May 31,
	2011	2010	Change	2011	2010	Change
Interest expense	$951	$980	(3)%	$1,997	$1,965	2%
As percent of total revenue	—%	1%		1%	1%

Interest expense was primarily related to a $54.0 million mortgage note and the fees on a $150.0 million unsecured revolving credit facility.

The mortgage note was issued in connection with the purchase of our corporate headquarters in June 2003, carries a 20-year amortization, and a fixed annual interest rate of 5.50%. The balance of the mortgage note as of May 31, 2011 was $39.3 million. The $34.4 million principal balance that will be remaining at the end of the 10-year term will be due as a final lump sum payment on July 1, 2013. See Note 8 to our Condensed Consolidated Financial Statements for further detail on the mortgage note payable.

In November 2009, we entered into a $150.0 million unsecured revolving credit facility that matures in November 2012. As of May 31, 2011, no borrowings were outstanding under the Credit Agreement. See Note 8 to our Condensed Consolidated Financial Statements for further detail on the Credit Agreement.

Other Income (Expense), Net

Other income (expense) included realized gains and losses on investments, foreign exchange gain (loss) and other miscellaneous income and expense items.

	Three Months Ended May 31,			Six Months Ended May 31,
	2011	2010	Change	2011	2010	Change
Other income (expense), net:
Foreign exchange gain (loss)	$(1,146)	$159		$(1,452)	$(72)
Realized gain (loss) on short-term investments	6	(16)		20	18
Other income (expense), net	4	(1)		6	(33)

Total other income (expense), net	$(1,136)	$142	(900)%	$(1,426)	$(87)	1,539%

As percent of total revenue	—%	—%		—%	—%

Other income (expense) decreased in the second quarter of fiscal year 2011 compared to the same quarter last year by $1.3 million or 900%. The decrease was primarily due to foreign exchange losses in the second quarter of fiscal year 2011. Other income (expense) in absolute dollars decreased for the six months ended May 31, 2011 compared to the same period last year. The decrease was primarily due to a $1.4 million decrease in foreign exchange gain (loss) for the first six months of fiscal year 2011.

Provision for Income Taxes

	Three Months Ended May 31,			Six Months Ended May 31,
	2011	2010	Change	2011	2010	Change
Provision for income taxes	$6,000	$2,682	124%	$7,996	$6,800	18%
Effective tax rate	22%	17%		18%	23%

The effective tax rate was approximately 22% and 17% for the three months ended May 31, 2011 and 2010, respectively, and approximately 18% and 23% for the six months ended May 31, 2011 and 2010, respectively.

The company recognized a $3.2 million tax benefit primarily related to lapses of statutes of limitations and reinstatement of federal research and development credit in the three months ended February 28, 2011.

The company recognized a $2.3 million tax benefit primarily related to the expiration of a statute of limitation in the United Kingdom in the three and six months ended May 31, 2010.

The provision for the six-month periods ended May 31, 2011 and 2010 reflects a forecasted tax rate of 26% and 33%, respectively, offset by discrete items which are recognized in the period they incur. The forecasted tax rate reflects the benefits resulting from the reorganization of certain foreign entities, lower foreign taxes, release of the valuation allowance on certain domestic assets, domestic manufacturing incentives, and reinstatement of research and development credits, partially offset by the impact of certain stock compensation charges and state income taxes.

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

During the second quarter of fiscal year 2011, the amount of gross unrecognized tax benefits was increased by approximately $0.1 million for current period exposures offset by the expiration of certain statutes of limitations. The total amount of gross unrecognized tax benefits was $38.1 million as of May 31, 2011, of which $18.4 million would affect the effective tax rate if realized. We do not expect any significant changes to the amount of unrecognized tax benefit within the next twelve months.

Upon adoption of the accounting for uncertainty in income taxes, we have elected to include interest expense and penalties accrued on unrecognized tax benefits as a component of our income tax expense. This is consistent with our policy prior to the adoption of the accounting for uncertainty in income taxes. As of November 30, 2010, we had accrued $0.9 million for interest and penalties. There was not a material change to the amount of accrued interest and penalties during the second quarter of fiscal year 2011.

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

We continue to expand our international operations to better support our growth in international markets. Effective as of December 1st, 2010 we began transitioning our international customers to our Netherlands operations. We believe that this change will enable us to be more responsive to the global concerns of our customers. As a result of these changes, we also anticipate that a material portion of our consolidated pre-tax income will be subject to foreign tax at comparatively lower tax rates than the United States federal statutory tax rate. The majority of our foreign subsidiaries’ earnings are considered permanently reinvested outside the U.S. While we do not anticipate changing our intention regarding permanently reinvested earnings, if certain foreign earnings previously treated as permanently reinvested were to be repatriated, the related U.S. tax liability may be reduced by any foreign income taxes paid on these earnings.

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

Net Income Attributable to Noncontrolling Interest

Noncontrolling interest represents the portion of net income belonging to minority stockholders of our consolidated subsidiaries.

	Three Months Ended May 31,			Six Months Ended May 31,
	2011	2010	Change	2011	2010	Change
Net income attributable to noncontrolling interest	$44	$117	(62)%	$106	$132	(20)%
As percent of total revenue	—%	—%		—%	—%

Noncontrolling interest is detailed in Note 13 to our Condensed Consolidated Financial Statements.

Liquidity and Capital Resources

Current Cash Flows

As of May 31, 2011, we had cash, cash equivalents and short-term investments totaling $278.7 million, representing an increase of $33.2 million from November 30, 2010. As of May 31, 2011, our cash and cash equivalents balance totaled $278.5 million and our short-term available-for-sale investments, consisting of mortgage-backed securities, totaled $0.2 million. A significant portion of our cash and cash equivalents are held by our foreign subsidiaries. Our intention is to permanently reinvest the majority of our earnings from foreign operations. Our current plans do not anticipate a need to repatriate cash to fund our domestic operations. In the event cash from foreign operations is needed to fund operations in the U.S., we would be subject to additional income taxes in the United States reduced by any foreign taxes paid on these earnings.

Net cash provided by operating activities in the six months ended May 31, 2011 was $83.3 million, resulting from net income of $37.1 million, $23.7 million in non-cash charges and $22.5 million net change in assets and liabilities. The non-cash charges included depreciation and amortization, stock-based compensation and tax benefits related to stock benefit plans, less deferred income tax and excess tax benefits from stock-based compensation recorded in financing activities. Net change in assets and liabilities included a decrease in accounts receivable for the first six months of fiscal year 2011, an increase in prepaid expenses and other assets, a decrease in accounts payable, a decrease in accrued liabilities and restructuring costs and an increase in deferred revenue.

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

Net cash used in investing activities was $26.9 million for the six months ended May 31, 2011, resulting primarily from cash used, net of cash acquired, of $22.6 million for the Loyalty Lab acquisition, $3.8 million in capital expenditures and $1.8 million in restricted cash pledged as security, $0.1 million purchase of short-term investments, which were partially offset by $1.4 million in net sales and maturities of investments.

Net cash used in financing activities was $28.4 million for the six months ended May 31, 2011, resulting primarily from $72.3 million of repurchases of shares of our common stock in the open market, $15.0 million in withholding taxes related to restricted stock net share settlement and a $1.1 million payment of long-term debt, which were partially offset by $33.3 million in cash received from the exercise of stock options and the sale of our common stock under our ESPP and $26.7 million in excess tax benefits from stock-based compensation.

On December 21, 2010, we announced that our Board of Directors approved a new stock repurchase program pursuant to which we may repurchase up to $300.0 million of our outstanding common stock from time to time in the open market or through privately negotiated transactions. In the second quarter of fiscal year 2011, we repurchased 1.6 million shares of our outstanding common stock at an average price of $29.17 per share pursuant to this program. As of May 31, 2011, the remaining authorized amount available for repurchases under the December 2010 stock repurchase program was approximately $227.7 million.

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

Lines of Credit

In November 2009, we entered into a $150.0 million unsecured revolving credit facility (the “Credit Agreement”) that matures in November 2012. The revolving credit facility is available for cash borrowings up to $150.0 million, with a sublimit for the issuance of standby letters of credit in a face amount up to $25.0 million and swing line loans up to $10.0 million. As of May 31, 2011, no borrowings were outstanding under the Credit Agreement. Revolving loans accrue interest at a per annum rate based on either (i) the base rate plus a margin ranging from 2.25% to 3.00%, depending on TIBCO’s consolidated leverage ratio or (ii) the LIBOR rate plus a margin ranging from 3.25% to 4.00%, depending on TIBCO’s consolidated leverage ratio, for various interest periods. The base rate is defined as the highest of (i) the administrative agent’s prime rate, (ii) the federal funds rate plus a margin equal to 0.50%, and (iii) except during a period when LIBOR rates are unavailable, the LIBOR rate for a one month interest period plus a margin equal to 1.00%. Swing line loans accrue interest at a per annum rate based on the base rate plus a margin ranging from 2.25% to 3.00%. A commitment fee is applied to the un-borrowed amount at a per annum rate ranging from 0.50% to 0.75%. Under this Credit Agreement, we must maintain a minimum consolidated interest coverage ratio of 3.5:1.0 and a maximum consolidated leverage ratio of 2.5:1.0 in addition to other customary affirmative and negative covenants.

We have a $20.0 million revolving line of credit that matures in November 2012. The revolving line of credit is available for cash borrowings and for the issuance of letters of credit up to $20.0 million. As of May 31, 2011, no borrowings were outstanding under the facility and three irrevocable letters of credit in the amounts of $13.0 million, approximately $1.1 million and approximately $0.5 million were outstanding, leaving approximately $5.4 million of available credit for additional letters of credit or cash borrowings. The $13.0 million irrevocable letter of credit outstanding was issued in connection with the mortgage note payable. The letter of credit automatically renews for successive one-year periods, until the mortgage note payable has been satisfied in full. The approximately $1.1 million and $0.5 million irrevocable letters of credit outstanding were issued in connection with two separate revenue transactions denominated in foreign currencies and will remain outstanding until July 2012 and November 2012, respectively. The line of credit, as amended, contains financial covenants identical to those of the Credit Agreement, as well as other customary affirmative and negative covenants. As of May 31, 2011, we were in compliance with all covenants under the revolving line of credit.

Guarantee Credit Line

We have an approximately $14.3 million revolving guarantee credit line available for the issuance of bank guarantees denominated in foreign currency. Issued bank guarantees as of May 31, 2011 was approximately $10.8 million and were collateralized by pledging the equivalent amount under restricted cash as required under our guarantee credit line. Other various contractual commitments also require us to pledge cash as security and record this cash under restricted cash. As of May 31, 2011 and November 30, 2010, we had restricted cash of $13.3 million and $10.5 million, respectively, which is included in Other Assets on our Condensed Consolidated Balance Sheets.

Fair Value Inputs

Fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. The use of fair value to measure investment instruments, with related unrealized and realized gains or losses on investment is a component to our consolidated financial statements. See Note 5 to our Condensed Consolidated Financial Statements.

We value our cash, cash equivalents and investment instruments by using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. The types of instruments valued based on quoted market prices in active markets include most U.S. government and agency securities, sovereign government obligations and money market securities. We do not adjust the quoted price for such instruments. The types of instruments valued based on quoted prices in markets that are not active broker or dealer quotations or alternative pricing sources with reasonable levels of price transparency include investment-grade corporate bonds; mortgage-backed and asset-backed products; and state, municipal and provincial obligations. The price for each security at the measurement date is derived from various sources. Periodically, management assesses the reasonableness of these sourced prices by comparing them to the prices provided by our portfolio managers to derive the fair value of these financial instruments. Historically, we have not experienced significant deviation between the sourced prices and our portfolio managers’ prices. Management assesses the inputs of the pricing in order to categorize the financial instruments into the appropriate hierarchy levels.

Commitments

In June 2003, we purchased our corporate headquarters with a $54.0 million mortgage note to lower our operating costs. The mortgage note payable carries a 20-year amortization and, as amended in the second quarter of fiscal year 2007, a fixed annual interest rate of 5.50%. The principal balance of $34.4 million that will be remaining at the end of the 10-year term will be due as a final lump sum payment on July 1, 2013. Under the applicable terms of the mortgage note agreements, we are prohibited from acquiring another company without prior consent from the lender unless we maintain at least $50.0 million of cash or cash equivalents and comply with other non-financial terms as defined in the agreements. We were in compliance with all covenants under the mortgage note agreements as of May 31, 2011.

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

As of May 31, 2011, we had $13.3 million in restricted cash in connection with bank guarantees issued by some of our international subsidiaries. The cash collateral is presented as restricted cash and included in Other Assets in our Condensed Consolidated Balance Sheets.

As of May 31, 2011, our contractual commitments associated with indebtedness, lease obligations and restructuring were as follows (in thousands):

	Total	Remainder of 2011	2012	2013	2014	2015	Thereafter
Operating commitments:
Debt principal	$39,258	$1,150	$2,397	$35,711	$—	$—	$—
Debt interest	4,385	1,066	2,036	1,283	—	—	—
Operating leases	32,600	6,040	9,155	6,676	4,798	2,570	3,361

Total operating commitments	76,243	8,256	13,588	43,670	4,798	2,570	3,361

Restructuring-related commitments:
Gross lease obligations	1,078	299	674	105	—	—	—
Committed sublease income	(611)	(178)	(366)	(67)	—	—	—

Net restructuring-related commitment	467	121	308	38	—	—	—

Total commitments	$76,710	$8,377	$13,896	$43,708	$4,798	$2,570	$3,361

Future minimum lease payments under restructured non-cancelable operating leases are included in Accrued Restructuring Costs in our Condensed Consolidated Balance Sheets.

The above commitment table does not include approximately $16.3 million of long-term income tax liabilities recorded in accounting for uncertainty in income taxes due to the fact that we are unable to reasonably estimate the timing of these potential future payments.

Indemnification

Our indemnification obligations are summarized in Note 9 to our Condensed Consolidated Financial Statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to the impact of foreign currency fluctuations and interest rate changes.

Foreign Currency Risk

We conduct business in the Americas, EMEA and APJ and transact business in approximately 20 foreign currencies worldwide. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or changes in economic conditions in foreign markets. We enter into forward contracts with financial institutions to manage our currency exposure related to net assets and liabilities denominated in foreign currencies, and these forward contracts are generally settled monthly. We do not enter into derivative financial instruments for trading purposes. As of May 31, 2011, we had five outstanding forward contracts with a total notional amount of $30.1 million and six outstanding forward contracts with a total notional amount of €8.8 million, that resulted in a net loss of $0.5 million.

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

Interest Rate Risk

Historically, our exposure to market rate risk for changes in interest rates related primarily to our investment portfolio. Our investment policy is designed to protect and preserve invested funds by limiting default, market and investment risk. As of May 31, 2011, our investment portfolio comprised of mortgage-backed securities totaling $0.2 million. These securities are classified as available-for-sale and are recorded on the balance sheets at fair market value with unrealized gains or losses reported under Accumulated Other Comprehensive Income (Loss), a separate component of stockholders’ equity.

As of May 31, 2011, a hypothetical 100 basis point increase in interest rates would not have an impact on the fair value of our available-for-sale debt securities.

Furthermore, we invest our cash primarily in money market funds and term deposits. In general, money market funds and term deposits are not considered to be subject to interest rate risk because the interest paid on such funds and deposits fluctuates with the prevailing interest rate. As of May 31, 2011, our cash and cash equivalents totaled $278.5 million, of which $11.0 million was in money market funds and $8.2 million was in term deposits.

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

Since December 1, 2009 through the end of our second fiscal quarter of fiscal year 2011, our stock price has fluctuated between a low of $8.23 and a high of $30.75. If market or industry-based fluctuations continue, our stock price could decline in the future regardless of our actual operating performance and investors could incur significant losses.

We operate internationally and face risks attendant to those operations.

We earn a significant portion of our total revenues from international sales generated through our foreign direct and indirect operations. As a result of these sales operations, we face a variety of risks, including:

•	local political and economic instability;

•	tariffs, quotas and trade barriers and other varying regulatory or contractual requirements or limitations;

•	compliance with international and local trade, labor and other laws including the Foreign Corrupt Practices Act, the UK Bribery Act of 2010 and export control laws;

•	restrictions on the transfer of funds;

•	currency exchange rate fluctuations;

•	managing our international operations; and

•	longer payment cycles, collecting receivables in a timely fashion and repatriating earnings.

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

We are subject to the risks arising from adverse changes in domestic and global economies. For example, a domestic and global economic downturn resulted in reduced demand for information technology, including enterprise software and services, during fiscal year 2009. The direction and relative strength of the global economy continues to be uncertain, and could be adversely affected by concerns regarding Europe’s potential sovereign-debt crisis, unrest in the Middle East, possible ramifications if the United States Government fails to raise the United States’ debt limit in a timely manner and other geopolitical factors, and makes it difficult for us to forecast operating results and to make decisions about future investments. Information technology spending has historically declined as general economic and market conditions have worsened. During challenging and uncertain economic times and in tight credit markets, many customers delay or reduce technology purchases. Contract negotiations may become more protracted or difficult if customers institute additional internal approvals for technology purchases or require more negotiation of contract terms and conditions. These economic conditions could result in reductions in sales of our products, longer sales cycles, difficulties in collection of accounts receivable or delayed payments, slower adoption of new technologies, increased price competition and reductions in the rate at which our customers renew their maintenance agreements and procure consulting services.

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

For example, as a result of our transitioning of international customers to our Netherlands operations, we anticipate that a portion of our consolidated pre-tax income will be subject to foreign tax at a comparatively lower tax rates than the United States federal statutory tax rate. As a consequence, our effective income tax rate is expected to decrease in future years as the new structure is implemented. Recent statements from the Internal Revenue Service have indicated their intent to seek greater disclosure by companies of their reserves for uncertain tax positions. Our future effective income tax rates could be adversely affected if tax authorities challenge our international tax structure or if the relative mix of United States and international income changes for any reason. Accordingly, there can be no assurance that our income tax rate will be less than the United States federal statutory rate in future periods.

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

Compliance with changing regulations of corporate governance and public disclosure may result in additional expenses.

Because we are a publicly-traded company, we are subject to certain federal, state and other rules and regulations, including those required by the Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act, new regulations promulgated by the SEC and the rules of the Nasdaq Marketplace. These and other laws relating to corporate governance and public disclosure are resulting in increased general and administrative expenses for companies such as ours. These new or changed laws, regulations and standards are subject to varying interpretations in many cases, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in higher costs necessitated by ongoing revisions to disclosure and governance practices. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, we intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies, our business may be harmed.

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

Issuer Purchases of Equity Securities

On December 21, 2010, we announced that our Board of Directors approved a new stock repurchase program pursuant to which we may repurchase up to $300.0 million of our outstanding common stock from time to time in the open market or through privately negotiated transactions. As of May 31, 2011, the remaining authorized amount available for repurchases under the December 2010 stock repurchase program was approximately $227.7 million.

The following table provides information about the repurchase of our common stock during the second quarter of fiscal year 2011.

(In thousands, except per share amounts)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
March 1, 2010 – March 31, 2010	—	—	—	$275,570
April 1, 2011 – April 30, 2011	1,642	$29.17	1,642	$227,671
May 1, 2011 – May 31, 2011	—	—	—	$227,671

Total	1,642	$29.17	1,642

ITEM 6.	EXHIBITS

3.1(1)	Amended and Restated Certificate of Incorporation of Registrant.

3.2(2)	Amended and Restated Bylaws of Registrant.

10.1	2008 Equity Incentive Plan (March 2, 2011 Restatement)

10.2	Executive Change in Control and Severance Plan (Amended and Restated March 2, 2011)

31.1	Rule 13a-14(a) / 15d-14(a) Certification by Chief Executive Officer.

31.2	Rule 13a-14(a) / 15d-14(a) Certification by Chief Financial Officer.

32.1	Section 1350 Certification by Chief Executive Officer.

32.2	Section 1350 Certification by Chief Financial Officer.

101	Interactive data files (XBRL) pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets as of May 31, 2011 and November 30, 2010, (ii) the Condensed Consolidated Statement of Operations for the three months and six months ended May 31, 2011 and 2010, (iii) the Condensed Consolidated Statements of Cash Flows for the six months ended May 31, 2011 and 2010 and (iv) the Notes to Condensed Consolidated Financial Statements.*

(1)	Incorporated by reference to Exhibit 3.1 filed with the Registrant’s Registration Statement on Form 8-A, filed with the SEC on February 23, 2004.
(2)	Incorporated by reference to Exhibit 3.1 filed with the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2009, filed with the SEC on July 9, 2009.
*	XBRL (Extensible Business Reporting Language) information is furnished and not filed herewith, is not a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TIBCO SOFTWARE INC.

By:	/s/ SYDNEY L. CAREY
Sydney L. Carey
Executive Vice President, Chief Financial Officer
(Principal Financial Officer and duly authorized officer)

By:	/s/ TROY O. MITCHELL
Troy O. Mitchell
Vice President, Corporate Controller
(Principal Accounting Officer and duly authorized officer)

Date: July 8, 2011

EXHIBIT INDEX

3.1(1)	Amended and Restated Certificate of Incorporation of Registrant.

3.2(2)	Amended and Restated Bylaws of Registrant.

10.1	2008 Equity Incentive Plan (March 2, 2011 Restatement)

10.2	Executive Change in Control and Severance Plan (Amended and Restated March 2, 2011)

31.1	Rule 13a-14(a) / 15d-14(a) Certification by Chief Executive Officer.

31.2	Rule 13a-14(a) / 15d-14(a) Certification by Chief Financial Officer.

32.1	Section 1350 Certification by Chief Executive Officer.

32.2	Section 1350 Certification by Chief Financial Officer.

101	Interactive data files (XBRL) pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets as of May 31, 2011 and November 30, 2010, (ii) the Condensed Consolidated Statement of Operations for the three months and six months ended May 31, 2011 and 2010, (iii) the Condensed Consolidated Statements of Cash Flows for the six months ended May 31, 2011 and 2010 and (iv) the Notes to Condensed Consolidated Financial Statements.*

(1)	Incorporated by reference to Exhibit 3.1 filed with the Registrant’s Registration Statement on Form 8-A, filed with the SEC on February 23, 2004.
(2)	Incorporated by reference to Exhibit 3.1 filed with the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2009, filed with the SEC on July 9, 2009.
*	XBRL (Extensible Business Reporting Language) information is furnished and not filed herewith, is not a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.