Form 10-Q
period 2011-08-28
TIBCO SOFTWARE INC
filed 2011-10-07
CIK 1085280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 28, 2011

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

The number of shares outstanding of the registrant’s Common Stock, $0.001 par value, as of September 30, 2011 was 164,975,624 shares.

TIBCO SOFTWARE INC.

TIBCO SOFTWARE INC.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except par value per share)

	August 31, 2011	November 30, 2010
Assets
Current assets:
Cash and cash equivalents	$272,215	$243,989
Short-term investments	239	1,504
Accounts receivable, net of allowances of $6,065 and $5,729	171,820	185,740
Prepaid expenses and other current assets	64,400	57,889

Total current assets	508,674	489,122
Property and equipment, net	87,096	88,523
Goodwill	439,121	409,545
Acquired intangible assets, net	87,176	104,818
Long-term deferred income tax assets	75,635	66,671
Other assets	49,850	46,320

Total assets	$1,247,552	$1,204,999

Liabilities and Equity
Current liabilities:
Accounts payable	$23,825	$23,815
Accrued liabilities	109,213	108,576
Accrued restructuring costs	1,223	2,714
Deferred revenue	218,340	182,895
Current portion of long-term debt	2,364	2,269

Total current liabilities	354,965	320,269
Accrued restructuring costs, less current portion	181	513
Long-term deferred revenue	13,026	15,212
Long-term deferred income tax liabilities	6,314	4,257
Long-term income tax liabilities	16,550	14,044
Long-term debt, less current portion	36,323	38,108
Other long-term liabilities	2,688	2,865

Total liabilities	430,047	395,268

Commitments and contingencies (Note 9)
Equity:
Common stock, $0.001 par value; 1,200,000 shares authorized; 164,807 and 164,522 shares issued and outstanding	165	165
Additional paid-in capital	818,680	830,479
Accumulated other comprehensive loss	(2,660)	(22,076)
Retained earnings	—	—

Total TIBCO Software Inc. stockholders’ equity	816,185	808,568
Noncontrolling interest	1,320	1,163

Total equity	817,505	809,731

Total liabilities and equity	$1,247,552	$1,204,999

See accompanying Notes to Condensed Consolidated Financial Statements.

TIBCO SOFTWARE INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share data)

	Three Months Ended August 31,		Nine Months Ended August 31,
	2011	2010	2011	2010
Revenue:
License	$90,853	$70,567	$242,912	$186,837
Service and maintenance	138,120	113,909	387,823	325,953

Total revenue	228,973	184,476	630,735	512,790

Cost of revenue:
License	6,929	8,992	25,566	24,587
Service and maintenance	56,425	41,057	152,462	115,389

Total cost of revenue	63,354	50,049	178,028	139,976

Gross profit	165,619	134,427	452,707	372,814
Operating expenses:
Research and development	36,041	30,773	104,902	88,974
Sales and marketing	72,182	59,072	203,614	168,621
General and administrative	15,170	12,390	43,660	35,643
Amortization of acquired intangible assets	4,632	4,106	14,553	11,790
Acquisition related and other	863	906	1,686	2,540
Restructuring charges	143	561	110	6,832

Total operating expenses	129,031	107,808	368,525	314,400

Income from operations	36,588	26,619	84,182	58,414
Interest income	246	398	1,176	826
Interest expense	(940)	(1,138)	(2,937)	(3,103)
Other income (expense), net	(503)	(879)	(1,929)	(966)

Income before provision for income taxes and noncontrolling interest	35,391	25,000	80,492	55,171
Provision for income taxes	11,800	7,536	19,796	14,336

Net income	23,591	17,464	60,696	40,835
Less: Net income attributable to noncontrolling interest	62	109	168	241

Net income attributable to TIBCO Software Inc.	$23,529	$17,355	$60,528	$40,594

Net income per share attributable to TIBCO Software Inc.:
Basic	$0.15	$0.11	$0.37	$0.25

Diluted	$0.14	$0.10	$0.35	$0.24

Shares used in computing net income per share attributable to TIBCO Software Inc.:
Basic	161,876	160,238	161,430	161,274

Diluted	172,957	171,192	173,703	170,305

See accompanying Notes to Condensed Consolidated Financial Statements.

TIBCO SOFTWARE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended August 31,

	2011	2010
Operating activities:
Net income	$60,696	$40,835
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	9,801	10,020
Amortization of acquired intangible assets	26,788	23,235
Stock-based compensation	36,186	23,093
Deferred income tax	3,406	(11,282)
Tax benefits related to stock benefit plans	11,773	18,502
Excess tax benefits from stock-based compensation	(31,506)	(11,729)
Other non-cash adjustments, net	85	39
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	15,887	32,903
Prepaid expenses and other assets	(8,383)	3,315
Accounts payable	(492)	(3,354)
Accrued liabilities and restructuring costs	(8,380)	(19,546)
Deferred revenue	28,273	7,378

Net cash provided by operating activities	144,134	113,409

Investing activities:
Purchases of short-term investments	(76)	—
Maturities and sales of short-term investments	1,441	169
Acquisitions, net of cash acquired	(22,579)	(42,578)
Proceeds from sales of private equity investments	—	32
Purchases of property and equipment	(7,458)	(4,319)
Restricted cash pledged as security	(3,978)	(3,669)

Net cash used in investing activities	(32,650)	(50,365)

Financing activities:
Proceeds from exercise of stock options	38,472	31,842
Proceeds from employee stock purchase program	3,930	2,952
Withholding taxes related to restricted stock net share settlement	(17,472)	(6,035)
Repurchases of the Company’s common stock	(145,216)	(101,538)
Excess tax benefits from stock-based compensation	31,506	11,729
Principal payments on long-term debt	(1,690)	(2,944)

Net cash used in financing activities	(90,470)	(63,994)

Effect of foreign exchange rate changes on cash and cash equivalents	7,212	(2,748)

Net increase (decrease) in cash and cash equivalents	28,226	(3,698)
Cash and cash equivalents at beginning of period	243,989	292,529

Cash and cash equivalents at end of period	$272,215	$288,831

Supplemental disclosures:
Income taxes paid	$10,512	$18,509

Interest paid	$2,227	$2,088

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

Our fiscal year ends on November 30th of each year. For purposes of presentation, we have indicated the third quarter of fiscal years 2011 and 2010 as ended on August 31, 2011 and August 31, 2010, respectively; whereas in fact, the third quarter of fiscal years 2011 and 2010 actually ended on August 28, 2011 and August 29, 2010, respectively. There were 91 days in the third quarter of both fiscal years 2011 and 2010.

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

The results of operations for the three and nine months ended August 31, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending November 30, 2011, or any other future period, and we make no representations related thereto.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Our significant accounting policies were described in Note 2 to our audited Consolidated Financial Statements included in our 2010 Annual Report on Form 10-K for the fiscal year ended November 30, 2010. Other than the adoption of the Financial Accounting Standards Board (“FASB”) guidance related to accounting for revenue recognition, there have been no significant changes in our accounting policies for the third quarter of fiscal year 2011.

Recent Accounting Pronouncements

In September 2011, the FASB issued Accounting Standards Update, Testing Goodwill for Impairment (the revised standard). The revised standard is intended to reduce the cost and complexity of the annual goodwill impairment test by providing entities an option to perform a “qualitative” assessment to determine whether further impairment testing is necessary. The revised standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. An entity can choose to early adopt if its annual test date is before the issuance of the final standard, provided that the entity has not yet performed its 2011 annual impairment test or issued its financial statements. Entities considering early adoption should begin assessing relevant factors for the qualitative assessment. An entity has the option to first assess qualitative factors to determine whether it is necessary to perform the current two-step test. If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further testing is required. We are currently evaluating the early adoption option. We do not expect the adoption or early adoption of this update to have an impact on our consolidated results of operations and financial condition.

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

Provided all other revenue criteria are met, the upfront, minimum, non-refundable license fees from Original Equipment Manufacturer (“OEM”) customers are generally recognized upon delivery, and on-going royalty fees are generally recognized upon reports of units shipped. Revenue on shipments to resellers is recognized when evidence of an end-user arrangement exists and recorded net of related costs to the resellers.

Professional services revenue consists primarily of revenue received for assisting with the implementation of our software, on-site support, training and other consulting services. Many customers who license our software also enter into separate professional services arrangements with us. In determining whether professional services revenue should be accounted for separately from license revenue, we evaluate whether the professional services are considered essential to the functionality of the software using factors such as the nature of our software products; whether they are ready for use by the customer upon receipt; the nature of our implementation services, which typically do not involve significant customization to or development of the underlying software code; the availability of services from other vendors; whether the timing of payments for license revenue is coincident with performance of services; and whether milestones or acceptance criteria exist that affect the realizability of the software license fee. Substantially all of our professional services arrangements are billed on a time and materials basis and, accordingly, are recognized as the services are performed. Contracts with fixed or not-to-exceed fees are recognized on a proportional performance model based on actual services performed. If there is significant uncertainty about the project completion or receipt of payment for professional services, revenue is deferred until the uncertainty is sufficiently resolved. Training revenue is recognized as training services are delivered. VSOE of fair value of consulting and training services is based upon stand-alone sales of those services. Payments received in advance of consulting or training services performed are deferred and recognized when the related services are performed. Work performed and expenses incurred in advance of invoicing are recorded as unbilled receivables. These amounts are billed in the subsequent month. Our service and maintenance revenue includes reimbursable expenses of $8.3 million and $7.5 million for the nine months ended August 31, 2011 and 2010, respectively.

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

Consistent with our methodology under previous accounting guidance, we determine VSOE for each element based on historical stand-alone sales to third-parties or from the stated renewal rate for the elements contained in the initial software license arrangement. When we are unable to establish selling prices using VSOE or TPE, we use ESP in our allocation of arrangement consideration. The objective of ESP is to determine the price at which we would transact a sale if the product or service were sold on a stand-alone basis. We determine ESP by considering multiple factors, including, but not limited to, geographies, market conditions, competitive landscape, internal costs, gross margin objectives, and pricing practices. ESP is generally used for offerings that are not typically sold on a stand-alone basis or for new or highly customized offerings.

We regularly review VSOE and have established a review process for TPE and ESP and maintain internal controls over the establishment and updates of these estimates. There was no material impact to revenue during the three and nine months ended August 31, 2011 resulting from changes in VSOE, TPE or ESP.

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

Acquisitions in Fiscal Year 2010

OpenSpirit Corporation

On September 22, 2010, we acquired OpenSpirit Corporation (“OpenSpirit”), a private company incorporated in Delaware. OpenSpirit is a leading independent provider of data and application integration solutions for the exploration and production segment of the global oil and gas market. OpenSpirit’s vendor-neutral approach is designed to enable companies to pursue an architectural model to both better leverage legacy investments and exploit new technologies which reduce the time and risk associated with decision making. We paid $18.4 million in cash to acquire all of the outstanding shares of

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

capital stock of OpenSpirit. In the first quarter of fiscal year 2011, we recorded a decrease in goodwill of $0.2 million net of tax as a result of the adjustment of certain accrued liabilities. In the third quarter of fiscal year 2011, we recorded a decrease in goodwill of $0.5 million as a result of the adjustment of deferred income tax assets. We have also incurred $0.5 million of acquisition related and other expenses associated with the acquisition.

The preliminary allocation of the purchase price for the OpenSpirit acquisition, as of the date of the acquisition, is as follows (in thousands):

Cash	$3,479
Accounts receivable (approximate contractual value)	1,486
Deferred income tax assets, net	674
Other assets	2,252
Identifiable intangible assets	9,400
Goodwill	5,300
Liabilities	(4,173)

Total preliminary purchase price	$18,418

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

Proginet Corporation

On September 15, 2010, we acquired Proginet Corporation (“Proginet”), a public company incorporated in Delaware. Proginet is a provider of managed file transfer solutions. This acquisition augments our broader software infrastructure offerings and we believe it will help customers across industries more efficiently manage the information and processes that run their business. We paid $22.0 million in cash to acquire all of the outstanding shares of capital stock of Proginet. In the third quarter of fiscal year 2011, we recorded an increase in goodwill of $0.2 million as a result of the adjustment of deferred income tax assets. We have also incurred $0.6 million of acquisition related and other expenses associated with the acquisition. Also see Note 10 to our Condensed Consolidated Financial Statements for a discussion of the Proginet Merger Litigation.

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The preliminary allocation of the purchase price for the Proginet acquisition, as of the date of the acquisition, is as follows (in thousands):

Cash	$931
Accounts receivable (approximate contractual value)	1,126
Deferred income tax assets, net	946
Other assets	131
Identifiable intangible assets	12,200
Goodwill	9,869
Liabilities	(3,217)

Total preliminary purchase price	$21,986

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

The results of operations of the Loyalty Lab, OpenSpirit, Proginet, Kabira, Netrics and Foresight acquisitions have been included in the Consolidated Financial Statements subsequent to the acquisition dates. Pro forma results of operations for these acquisitions have not been presented because the effects of the acquisitions, individually and in the aggregate, were not material to our consolidated financial results.

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

4.	INVESTMENTS

Marketable securities, which are classified as available-for-sale, are summarized below as of August 31, 2011 and November 30, 2010 (in thousands):

					Classified on Balance Sheet
	Purchased/ Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value	Cash and Cash Equivalents	Short-term Investments
As of August 31, 2011:
Money market funds	$10,956	$—	$—	$10,956	$10,956	$—
Term deposits	571	—	—	571	571	—
Mortgage-backed securities	201	56	(18)	239	—	239

	$11,728	$56	$(18)	$11,766	$11,527	$239

As of November 30, 2010:
Money market funds	$37,016	$—	$—	$37,016	$37,016	$—
Term deposits	8,707	—	—	8,707	7,394	1,313
Mortgage-backed securities	201	—	(10)	191	—	191

	$45,924	$—	$(10)	$45,914	$44,410	$1,504

Fixed income securities included in short-term investments above are summarized by their contractual maturities as follows (in thousands):

	August 31, 2011	November 30, 2010
Contractual maturities:
Less than one year	$—	$1,313
One to three years	239	191

	$239	$1,504

The maturities of mortgage-backed securities are primarily based upon assumed payment forecasts utilizing interest rate scenarios and mortgage loan characteristics. The unrealized gains (losses) on our investments were primarily due to changes in interest rates and market and credit conditions of the underlying securities.

The following table summarizes the net realized gains (losses) on short-term investments for the periods presented (in thousands):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2011	2010	2011	2010
Realized gains	$11	$12	$33	$66
Realized losses	(3)	—	(5)	(36)

Net realized gains	$8	$12	$28	$30

The following table summarizes the fair value and gross unrealized losses related to available-for-sale securities, aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position, as of August 31, 2011 (in thousands):

	Less than 12 months		More than 12 months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Mortgage-backed securities	$71	$(18)	$—	$—	$71	$(18)

The unrealized losses on our investments were primarily due to changes in interest rates and market and credit conditions of the underlying securities. As of August 31, 2011, we do not consider these investments to be other-than-temporarily impaired.

We periodically assess whether significant facts and circumstances have arisen to indicate an adverse effect on the fair value of the underlying investment that might indicate material deterioration in our creditworthiness, whether there has been a change in our intent to sell the security, whether it is more likely than not we will be required to sell before recovery of our amortized cost basis and whether we expect to recover the entire amortized cost basis of the security resulting as a credit loss. During our quarter-end assessments, we determined an impairment was not considered necessary as of August 31, 2011. Depending on market conditions, we may record impairments on our investment portfolio in the future.

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

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Fair value hierarchy of our cash equivalents, marketable securities and foreign currency contracts at fair value is as follows (in thousands):

		Fair Value Measurements at Reporting Date using
Description	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant other Observable Inputs (Level 2)
As of August 31, 2011:
Assets:
Money market fund	$10,956	$10,956	$—
Term deposits	571	—	571
Mortgage-backed securities	239	—	239
Foreign currency forward contracts	1	—	1
Liabilities:
Foreign currency forward contracts	$97	$—	$97
As of November 30, 2010:
Assets:
Money market fund	$37,016	$37,016	$—
Term deposits	8,707	—	8,707
Mortgage-backed securities	191	—	191
Foreign currency forward contracts	991	—	991
Liabilities:
Foreign currency forward contracts	$53	$—	$53

During the nine months ended August 31, 2011, there were no transfers to or from Levels 1 or 2.

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

We had four outstanding forward contracts denominated in United States dollars with a total notional amount of $0.8 million and three outstanding forward contracts denominated in Euros with a total notional amount of €1.2 million as of August 31, 2011, which are summarized as follows (in thousands):

	Notional Value Local Currency	Notional Value USD	Fair Value Gain (Loss) USD
Forward contracts denominated in United States dollars sold:
Brazilian real	1,700	1,052	(6)
South African rand	6,500	904	(10)
New Taiwan dollar	30,000	1,033	1
Forward contracts denominated in United States dollars bought:
Indian rupee	100,000	2,163	(7)

		$826	$(22)

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

	Notional Value Local Currency	Notional Value EURO	Fair Value Gain (Loss) USD
Forward contracts denominated in Euros sold:
Australian dollar	5,000	€3,634	$(37)
Forward contracts denominated in Euros bought:
British pound	1,200	1,356	(14)
Swiss franc	1,300	1,126	(22)

		€1,152	$(73)

	Derivatives not Designated as Hedging Instruments
	August 31, 2011	November 30, 2010
Foreign currency forward contracts, fair value included in:
Other Current Assets	$1	$991
Accrued Liabilities	97	53

		Amount of Gain or (Loss) Recognized In Income on Derivative
Derivatives not Designated as Hedging Instruments		Three Months Ended August 31,		Nine Months Ended August 31,
	Location	2011	2010	2011	2010
Foreign Currency Contracts	Other income/(exp.)	$(109)	$(3,250)	$(7,678)	$11,552

Currently, we do not have master netting agreements with our counterparties for our forward contracts. We mitigate the credit risk of these derivatives by transacting with highly rated counterparties. As of August 31, 2011, we have evaluated the credit and non-performance risks associated with our derivative counterparties, and we believe that the impact of the credit risk associated with our outstanding derivatives was insignificant.

6.	GOODWILL AND ACQUIRED INTANGIBLE ASSETS

The change in the carrying value of goodwill for the nine months ended August 31, 2011 is as follows (in thousands):

Balance as of November 30, 2010	$409,545
Goodwill recorded for the Loyalty Lab acquisition	12,355
Goodwill adjustment for the OpenSpirit acquisition (1)	(689)
Goodwill adjustment for the Proginet acquisition (1)	205
Goodwill adjustment for the Kabira acquisition (1)	464
Foreign currency translation	17,241

Balance as of August 31, 2011	$439,121

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

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Certain of our intangible assets were recorded in foreign currencies, and therefore, the gross carrying amount and accumulated amortization are subject to foreign currency translation adjustments. The carrying values of our amortized acquired intangible assets as of August 31, 2011 and November 30, 2010 are as follows (in thousands):

	August 31, 2011			November 30, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technologies	$136,404	$(102,360)	$34,044	$129,492	$(85,589)	$43,903
Customer base	56,225	(37,368)	18,857	49,433	(31,606)	17,827
Patents/core technologies	28,837	(21,650)	7,187	27,628	(17,373)	10,255
Trademarks	9,120	(7,022)	2,098	8,334	(6,103)	2,231
Non-compete agreements	580	(580)	—	1,580	(1,541)	39
Maintenance agreements	60,663	(37,373)	23,290	57,915	(29,052)	28,863

Total intangible assets subject to amortization	291,829	(206,353)	85,476	274,382	(171,264)	103,118
In-process research and development	1,700	—	1,700	1,700	—	1,700

Total intangible assets, net	$293,529	$(206,353)	$87,176	$276,082	$(171,264)	$104,818

Amortization of developed technologies is recorded in cost of revenue, while the amortization of other acquired intangible assets is included in operating expenses. The following summarizes the amortization expense of acquired intangible assets for the periods indicated (in thousands):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2011	2010	2011	2010
Amortization of acquired intangible assets:
In cost of revenue	$2,492	$3,911	$12,235	$11,445
In operating expense	4,632	4,106	14,553	11,790

Total	$7,124	$8,017	$26,788	$23,235

7.	ACCRUED RESTRUCTURING AND EXCESS FACILITIES COSTS

Fiscal 2010 Restructuring Plan

In order to achieve cost efficiencies and realign our resources and operations, our Board of Directors approved a restructuring plan initiated by management during the second quarter of fiscal year 2010. The restructuring charges were primarily related to corporate actions and excess facilities arising from the acquisition of Kabira. As of August 31, 2011, the total estimated restructuring costs associated with the restructuring plan were approximately $7.2 million, and consisted of costs associated with employee terminations and exit of excess facilities. These costs are recognized in accordance with the current guidance on accounting for exit activities and are presented as restructuring charges in our Condensed Consolidated Statements of Operations. We recognized $7.0 million of restructuring charges during fiscal year 2010, and expect to recognize remaining expenses related to the restructuring plan in fiscal year 2011. Changes in estimates, if any, will be reflected in our future results of operations as required by the current accounting guidance. We expect to fulfill our remaining cash obligations associated with this restructuring no later than fiscal year 2013.

The following is a summary of activities in accrued restructuring and excess facilities costs for the nine months ended August 31, 2011 (in thousands):

	Accrued Excess Facilities				Accrued Severance and Other
	Headquarter Facilities	Acquisition Integration	Restructuring	Subtotal	Acquisition Integration	Restructuring	Subtotal	Total
As of November 30, 2010	$138	$56	$924	$1,118	$11	$2,098	$2,109	$3,227
Adjustment to acquisition integration costs	—	—	—	—	—	(33)	(33)	(33)
Restructuring charge	—	—	—	—	—	143	143	143
Cash utilized	(69)	(12)	(319)	(400)	(11)	(1,522)	(1,533)	(1,933)

As of August 31, 2011	$69	$44	$605	$718	$—	$686	$686	$1,404

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The remaining accrued excess facilities costs represent the estimated loss on abandoned excess facilities, net of estimated sublease income, which is expected to be paid over the next two years. As of August 31, 2011, $0.2 million of the $1.4 million accrued restructuring and excess facilities costs were classified as long-term liabilities.

8.	LONG-TERM DEBT AND LINE OF CREDIT

Mortgage Note Payable

In connection with the purchase of our corporate headquarters in June 2003, we recorded a $54.0 million mortgage note payable to a financial institution collateralized by the commercial real property acquired. The balance on the mortgage note payable was $38.7 million and $40.4 million as of August 31, 2011 and November 30, 2010, respectively. Our mortgage note payable has a fair value that is not materially different from its carrying amount.

The mortgage note payable carries a 20-year amortization and a fixed annual interest rate of 5.50%. The $34.4 million principal balance that will be remaining at the end of the 10-year term will be due as a final lump sum payment on July 1, 2013. Under the currently applicable terms of the mortgage note agreements, we are prohibited from acquiring another company without prior consent from the lender unless we maintain at least $50.0 million of cash or cash equivalents and meet other non-financial terms as defined in the agreements. In addition, we are subject to certain non-financial covenants as provided in the agreements. As of August 31, 2011, we were in compliance with all covenants under the mortgage note agreements.

Lines of Credit

In November 2009, we entered into a $150.0 million unsecured revolving credit facility (the “Credit Agreement”) that matures in November 2012. The revolving credit facility is available for cash borrowings up to $150.0 million, with a sublimit for the issuance of standby letters of credit in a face amount up to $25.0 million and swing line loans up to $10.0 million. As of August 31, 2011, no borrowings were outstanding under the Credit Agreement. Revolving loans accrue interest at a per annum rate based on either (i) the base rate plus a margin ranging from 2.25% to 3.00%, depending on TIBCO’s consolidated leverage ratio or (ii) the LIBOR rate plus a margin ranging from 3.25% to 4.00%, depending on TIBCO’s consolidated leverage ratio, for various interest periods. The base rate is defined as the highest of (i) the administrative agent’s prime rate, (ii) the federal funds rate plus a margin equal to 0.50%, and (iii) except during a period when LIBOR rates are unavailable, the LIBOR rate for a one month interest period plus a margin equal to 1.00%. Swing line loans accrue interest at a per annum rate based on the base rate plus a margin ranging from 2.25% to 3.00%. A commitment fee is applied to the un-borrowed amount at a per annum rate ranging from 0.50% to 0.75%. A $2.3 million loan origination fee and issuance costs incurred upon consummation of the Credit Agreement will be amortized through interest expense over a period of three years. Other customary fees and letter of credit fees may be charged as they are incurred. All fees would be recognized over the life of the facility as an adjustment of interest expense. Under certain circumstances, a default interest rate will apply on all obligations during the existence of an event of default under the Credit Agreement at a per annum rate equal to 2.00% above the applicable interest rate. In order to make acquisitions under the Credit Agreement, the Credit Agreement requires, among other things, that immediately after giving a pro forma effect to any such acquisition we maintain $120.0 million of total unrestricted cash, cash equivalents, certain short-term investments and total available borrowings, of which $80.0 million must be held by a financial institution with the account residing in the United States. Under this Credit Agreement, we must maintain a minimum consolidated interest coverage ratio of 3.5:1.0 and a maximum consolidated leverage ratio of 2.5:1.0 in addition to other customary affirmative and negative covenants. As of August 31, 2011, we were in compliance with all covenants of this facility.

We also have a $20.0 million revolving line of credit that matures in November 2012. The revolving line of credit is available for cash borrowings and for the issuance of letters of credit up to $20.0 million. As of August 31, 2011, no borrowings were outstanding under the facility and three irrevocable letters of credit in the amounts of $13.0 million, approximately $1.1 million and approximately $0.5 million were outstanding, leaving approximately $5.4 million of available credit for additional letters of credit or cash borrowings. The $13.0 million irrevocable letter of credit outstanding was issued in connection with the mortgage note payable. The letter of credit automatically renews for successive one-year periods, until the mortgage note payable has been satisfied in full. The approximately $1.1 million and approximately $0.5 irrevocable letters of credit outstanding were issued in connection with two separate revenue transactions denominated in foreign currency and will remain outstanding until July 2012 and November 2012, respectively. The line of credit, as amended, contains financial covenants identical to those of the Credit Agreement, as well as other customary affirmative and negative covenants. As of August 31, 2011, we were in compliance with all covenants under the revolving line of credit.

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Guarantee Credit Line

We have a revolving guarantee credit line of approximately $14.4 million available for issuance of bank guarantees denominated in foreign currency. Issued bank guarantees as of August 31, 2011 were approximately $13.0 million and were collateralized by pledging the equivalent amount under restricted cash as required under our guarantee credit line. Other various contractual commitments also require us to pledge cash as security and record this cash under restricted cash. As of August 31, 2011 and November 30, 2010, we had restricted cash of $15.6 million and $10.5 million, respectively, which is included in Other Assets on our Condensed Consolidated Balance Sheets.

9.	COMMITMENTS AND CONTINGENCIES

Letters of Credit

In connection with the mortgage note payable described in Note 8 above, we entered into an irrevocable letter of credit in the amount of $13.0 million; additionally, in connection with two separate revenue transactions denominated in foreign currencies, we entered into separate irrevocable letters of credit in the amounts of approximately $1.1 million and approximately $0.5 million; see Note 8 for further details. The letter of credit is collateralized by the $20.0 million revolving line of credit described above in Note 8 and automatically renews for successive one-year periods until the mortgage note payable has been satisfied in full. As of August 31, 2011, we were in compliance with all covenants under the revolving line of credit.

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

Operating Commitments

At various locations worldwide, we lease office space and equipment under non-cancelable operating leases with various expiration dates through May 2019. Rental expense was $3.7 million and $2.6 million for the three month periods ended August 31, 2011 and 2010, respectively, and $10.5 million and $8.0 million for the nine month periods ended August 31, 2011 and 2010, respectively.

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

As of August 31, 2011, contractual commitments associated with indebtedness, lease obligations and restructuring were as follows (in thousands):

	Total	Remainder of 2011	2012	2013	2014	2015	Thereafter
Operating commitments:
Debt principal	$38,687	$579	$2,397	$35,711	$—	$—	$—
Debt interest	3,848	529	2,036	1,283	—	—	—
Operating leases	34,177	2,708	9,832	7,452	5,482	3,245	5,458

Total operating commitments	76,712	3,816	14,265	44,446	5,482	3,245	5,458

Restructuring-related commitments:
Gross lease obligations	905	127	673	105	—	—	—
Committed sublease income	(523)	(91)	(365)	(67)	—	—	—

Net restructuring-related commitment	382	36	308	38	—	—	—

Total commitments	$77,094	$3,852	$14,573	$44,484	$5,482	$3,245	$5,458

Future minimum lease payments under restructured non-cancelable operating leases are included in Accrued Restructuring Costs on our Condensed Consolidated Balance Sheets.

The above commitment table does not include approximately $16.6 million of long-term income tax liabilities recorded in accounting for uncertainty in income taxes due to the fact that we are unable to reasonably estimate the timing of these potential future payments.

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

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The parties have reached a global settlement of the litigation, including the actions against us and Talarian. Under the settlement, the insurers will pay the full amount of settlement share allocated to us (our financial liability will be limited to paying the remaining balance of the applicable retention under Talarian’s directors and officers liability insurance policy). In addition, we and the other defendants will receive complete dismissals from the case. In 2009, the Court granted final approval of the settlement. Certain objectors appealed; several of the appeals have been dismissed. Following remand from the appellate court, the district court in August 2011 determined that the remaining appellant was not a class member with standing to object to the settlement; that August order is now on appeal.

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

We, Proginet and the other defendants in this action entered into an agreement providing for the settlement and dismissal with prejudice of this action. Although we and Proginet believe that the action is without merit, we and Proginet entered into the settlement to avoid the risk of delaying the merger and to minimize the expense of defending the action. The settlement and dismissal with prejudice was approved by the court in July 2011 and resolved all of the claims that were or could have been brought in the action, including all claims relating to the merger (other than claims for appraisal under Section 262 of Delaware law). In connection with the settlement and dismissal with prejudice, Proginet and its insurer paid plaintiffs’ counsel $200,000, the amount approved by the court for fees and expenses in the action.

JuxtaComm v. TIBCO, et al.

On January 21, 2010, JuxtaComm-Texas Software, LLC (“JuxtaComm”) filed a complaint for patent infringement against us and other defendants in the United States District Court for the Eastern District of Texas, Case No. 6:10-CV-00011-LED. On April 22, 2010, JuxtaComm filed an amended complaint in which it alleges that certain TIBCO offerings, including TIBCO ActiveMatrix Business Works™, TIBCO iProcess™ Suite, TIBCO Business Studio™ and TIBCO ActiveMatrix® Service Bus infringe U.S. Patent No. 6,195,662 (“’662 patent”). JuxtaComm seeks injunctive relief and unspecified damages. On May 6, 2010, we filed an answer and counterclaims in which we denied JuxtaComm’s claims and asserted counterclaims for declaratory relief that the asserted patent is invalid and not infringed. Trial is scheduled for January 3, 2012.

On May 12, 2011, the U.S. Patent & Trademark Office (“PTO”) issued a Final Office Action rejecting all asserted claims of the ‘662 patent. On May 24, 2011, the court denied a motion to stay filed by the defendants. On August 11, 2011, the PTO issued an Advisory Action determining that JuxtaComm’s arguments submitted after May 12, 2011, failed to overcome the Final Office Action. JuxtaComm filed a Notice of Appeal from the Examiner to the Board of Patent Appeals and Interferences, challenging the Final Office Action, on September 9, 2011. We joined a new motion to stay the litigation in view of the PTO’s Final Office Action and Advisory Action filed by co-defendants SAS Institute, Inc. and Dataflux Corporation on August 16, 2011. The August 16, 2011 motion to stay was still pending with the court as of October 3, 2011.

We intend to defend the action vigorously. While we believe that we have valid defenses to JuxtaComm’s claims, litigation is inherently unpredictable and we cannot make any predictions as to the outcome of this litigation. It is possible that our business, financial position, or results of operations could be negatively affected by an unfavorable resolution of this action.

InvestPic, LLC v. TIBCO, et al.

On November 24, 2010, InvestPic, LLC (“InvestPic”) filed a complaint for patent infringement against us and fourteen other defendants in the United States District Court for the District of Delaware, Case No. 1:10cv01028-SLR. The complaint alleges that TIBCO Spotfire® S+® “and other similar products” infringe U.S. Patent No. 6,349,291 (the “’291 patent”). On March 29, 2011, defendant SAS Institute Inc. filed a motion to dismiss the complaint for failure to state a claim for relief on the basis that all the asserted claims of the ’291 patent are invalid as being directed to unpatentable subject matter. On May 13, 2011, we, along with other defendants, filed a motion to dismiss the complaint on the same grounds as SAS’ motion. On September 30, 2011, the Court denied this motion to dismiss. However, the Court declined to address the merits of defendants’ arguments that the claims of the ’291 patent are directed to unpatentable subject matter, in the absence of discovery or claim construction.

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

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

Stock Benefit Plans

2008 Equity Incentive Plan (the “2008 Plan”). As of August 31, 2011, there were 6.0 million shares available for grant and approximately 4.3 million shares underlying stock options outstanding under the 2008 Plan.

As of August 31, 2011, there were approximately 4.3 million performance-based restricted stock units (“PRSUs”) outstanding.

1996 Stock Option Plan (the “1996 Plan”). As August 31, 2011, there were no shares available for grant and approximately 14.0 million shares underlying stock options outstanding under the 1996 Plan.

As of August 31, 2011, there were 3.6 million shares of restricted stock and 1.5 million shares underlying restricted stock units outstanding under the 2008 Plan and 1996 Plan, combined.

1998 Director Option Plan (the “Director Plan”). As of August 31, 2011, there were no shares available for grant and approximately 1.0 million shares underlying stock options outstanding under the Director Plan.

2008 Employee Stock Purchase Plan (the “2008 ESPP”). We issued approximately 0.3 million shares under the 2008 ESPP, representing approximately $3.9 million in employee contributions, for the nine months ended August 31, 2011. As of August 31, 2011, approximately 8.8 million shares of our common stock were available for issuance under the 2008 ESPP.

2009 Deferred Compensation Plan (the “2009 DCP”). As of August 31, 2011, there were approximately 985,000 shares of our common stock available for issuance under the 2009 DCP.

Stock Options Activities

The summary of stock option activity for the nine months ended August 31, 2011 is presented below (in thousands, except per share and term data):

Stock Options	Number of Shares Underlying Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at November 30, 2010	22,173	$8.36	3.23	$250,651

Granted	2,034	27.29
Exercised	(4,568)	8.40
Forfeited or expired	(255)	16.73

Outstanding at August 31, 2011	19,384	$10.23	2.99	$368,786

Vested and expected to vest at August 31, 2011	18,766	$9.87	2.89	$362,864

Exercisable at August 31, 2011	15,605	$8.29	2.32	$320,278

The intrinsic value of exercised stock options is calculated based on the difference between the exercise price and the quoted closing market price of our common stock as of the exercise date. The total intrinsic value of stock options exercised in the nine months ended August 31, 2011 and 2010 was $78.9 million and $19.3 million, respectively. Upon the exercise of stock options, we issue common stock from our authorized shares. As of August 31, 2011, total unamortized stock-based compensation cost related to unvested stock options was $20.3 million, with a weighted-average remaining recognition period of 2.70 years.

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The total realized tax benefits attributable to stock options exercised and vesting of stock awards were $11.8 million and $18.5 million for the nine months ended August 31, 2011 and 2010, respectively.

Stock Awards Activities

Our nonvested stock awards are comprised of restricted stock, restricted stock units and performance-based restricted stock units. A summary of the status of nonvested stock awards as of August 31, 2011, and activities during the nine months ended August 31, 2011, is presented as follows (in thousands, except per share data):

Nonvested Stock Awards	Restricted Stock	Restricted Stock Units	Performance- based Restricted Stock Units	Total Number of Shares Underlying Stock Awards	Weighted- Average Grant Date Fair Value
Nonvested at November 30, 2010	4,314	1,659	4,092	10,065	$9.47
Granted	1,125	360	274	1,759	26.70
Vested	(1,613)	(490)	—	(2,103)	8.48
Forfeited	(240)	(54)	(20)	(314)	12.76

Nonvested at August 31, 2011	3,586	1,475	4,346	9,407	$12.71

We granted approximately 1.5 million shares of nonvested stock awards at no cost to recipients during the nine months ended August 31, 2011. As of August 31, 2011 there was $56.0 million of total unrecognized compensation cost related to nonvested stock awards. That cost is expected to be recognized generally on a straight-line basis as the shares vest over three to four years (the weighted-average remaining recognition period is 2.4 years). The total fair value of shares vested pursuant to stock awards during the nine months ended August 31, 2011 is $17.8 million.

We granted approximately 0.3 million PRSUs during the nine months ended August 31, 2011. As of August 31, 2011, there was $31.2 million of total unrecognized compensation cost related to all of our outstanding PRSUs. That cost is expected to be recognized using the graded vesting attribution method over the requisite service period of four to five years (the weighted-average remaining recognition period is approximately 2.9 years as of August 31, 2011).

Stock-Based Compensation

Stock-based compensation cost for the three months ended August 31, 2011 and 2010 was $12.9 million and $8.9 million, respectively. Stock-based compensation cost for the nine months ended August 31, 2011 and 2010 was $36.2 million and $23.1 million, respectively. The stock-based compensation cost primarily relates to expenses recognized from nonvested stock awards and employee stock options. The deferred tax benefit on stock-based compensation expenses for the three months ended August 31, 2011 and 2010 was $4.4 million and $2.9 million, respectively. The deferred tax benefit on stock-based compensation expenses for the nine months ended August 31, 2011 and 2010 was $12.3 million and $7.7 million, respectively.

We recognize the fair value of service-based stock awards generally on a straight-line basis over the requisite service period of three to four years, net of estimated forfeitures. Employee stock-based compensation cost related to grants of service-based stock awards for the three months ended August 31, 2011 and 2010 was approximately $6.3 million and $4.6 million, respectively. Employee stock-based compensation cost related to grants of service-based stock awards for the nine months ended August 31, 2011 and 2010 was approximately $17.6 million and $12.6 million, respectively.

We recognize the fair value of employee stock options on a straight-line basis over the requisite service period of three to four years, net of estimated forfeitures. Employee stock-based compensation cost related to employee stock options for the three months ended August 31, 2011 and 2010 was approximately $2.7 million and $2.3 million, respectively. Employee stock-based compensation cost related to employee stock options for the nine months ended August 31, 2011 and 2010 was approximately $7.2 million and $6.7 million, respectively.

We recognize compensation cost related to PRSUs, net of estimated forfeitures, over the requisite service period of four to five years, using the graded vesting attribution method. Employee stock-based compensation cost related to PRSUs for the three months ended August 31, 2011 and 2010 was $3.6 million and $1.8 million, respectively. Employee stock-based compensation cost related to PRSUs for the nine months ended August 31, 2011 and 2010 was $10.4 million and $3.1 million, respectively.

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

We recognize the stock-based compensation costs for PRSUs when we believe it is probable that we will achieve the performance criteria as defined in the PRSU agreement. We then estimate the most probable period in which the performance criteria will be met, if at all. Under the terms of the PRSUs granted in fiscal year 2010, 20% of those PRSUs will be forfeited if, in the fiscal year following achievement of the applicable performance goals, our non-GAAP EPS falls by 10% or more as compared to the non-GAAP EPS achieved for the year that the performance goals were achieved. Therefore, we also assess the probability of this forfeiture when analyzing our stock-based compensation costs for such PRSUs. On a quarterly basis management calculates, based on these estimates, the appropriate compensation expense over the requisite service period by using the graded vesting attribution method and then book an adjustment to compensation cost in that reporting period. As of August 31, 2011, management estimates that it is probable that the performance criteria will be met in the fourth quarter of 2012 and it is not probable that 20% of these PRSUs will be forfeited prior to vesting. In the first quarter of fiscal year 2011, we granted 0.3 million PRSUs which are subject to different performance criteria than the PRSUs granted in fiscal year 2010. As of August 31, 2011, management estimates that it is probable that the performance criteria of the PRSUs granted in the first quarter of fiscal year 2011 will be met in fiscal year 2011.

We recognized stock-based compensation costs associated with our employee stock purchase programs on a straight-line basis over each six-month offering period. Employee stock-based compensation associated with our employee stock purchase programs for the nine months ended August 31, 2011 and 2010 was approximately $1.0 million and $0.7 million, respectively.

Assumptions for Estimating Fair Value of Stock-Based Awards

We selected the Black-Scholes option pricing model as the most appropriate model for determining the estimated fair value for stock-based awards. The following table summarizes the assumptions used to value stock options granted in the respective periods:

	Three Months Ended August 31,		Nine Months Ended August 31,
	2011	2010	2011	2010
Stock Option Grants:
Expected term of stock options (years)	4.8	4.8	4.8 –5.1	4.8 –5.1
Risk-free interest rate	1.30%	1.70%	1.30 –2.10%	1.70 –2.40%
Expected volatility	42%	44%	42%	42 – 44%
Weighted-average grant date fair value (per share)	$8.89	$5.20	$10.74	$4.64
ESPP:
Expected term of ESPP (years)	0.5	0.5	0.5	0.5
Risk-free interest rate	0.20%	0.20%	0.20%	0.20%
Expected volatility	39%	39%	38 – 39%	35 – 39%
Weighted-average grant date fair value (per share)	$6.94	$3.63	$6.56	$2.87

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

12.	COMPREHENSIVE INCOME (LOSS)

Our comprehensive income (loss) includes net income and other comprehensive income (loss), which consists of unrealized gains and losses on available-for-sale securities and cumulative translation adjustments. A summary of the comprehensive income (loss) for the periods indicated is as follows (in thousands):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2011	2010	2011	2010
Net income	$23,591	$17,464	$60,696	$40,835
Cumulative translation adjustment	(3,299)	13,716	19,357	(13,082)
Unrealized gain (loss) on available-for-sale securities	(10)	45	48	78

Comprehensive income	20,282	31,225	80,101	27,831
Less: Comprehensive income attributable to noncontrolling interest	14	144	157	261

Comprehensive income attributable to TIBCO Software Inc.	$20,268	$31,081	$79,944	$27,570

The following table summarizes the allocation of comprehensive income (loss) between stockholders of TIBCO Software Inc. and the noncontrolling interest (in thousands):

	Three Months Ended August 31, 2011			Nine Months Ended August 31, 2011
	Stockholders of TIBCO Software Inc.	Noncontrolling Interest	Total	Stockholders of TIBCO Software Inc.	Noncontrolling Interest	Total
Net income	$23,529	$62	$23,591	$60,528	$168	$60,696
Cumulative translation adjustment	(3,251)	(48)	(3,299)	19,368	(11)	19,357
Unrealized gain (loss) on available-for-sale securities	(10)	—	(10)	48	—	48

Comprehensive income	$20,268	$14	$20,282	$79,944	$157	$80,101

The balances of each component of accumulated other comprehensive income (loss), net of taxes, as of August 31, 2011 and November 30, 2010, consist of the following (in thousands):

	Unrealized Gain (Loss) in Available-for-Sale Securities	Foreign Currency Translation	Accumulated Other Comprehensive Income (Loss)
Balance as of November 30, 2010	$(10)	$(22,066)	$(22,076)
Net change during nine month period	48	19,368	19,416

Balance as of August 31, 2011	$38	$(2,698)	$(2,660)

13.	NONCONTROLLING INTEREST

We are a party to a joint venture in South Africa, TS Innovations Limited (“Innovations”), with a local South Africa corporation, to assist with our sales efforts as well as to provide consulting services and training to our customers in the Sub-Saharan Africa region. As of August 31, 2011 and November 30, 2010, Innovations had total assets of $6.2 million and $5.7 million, respectively. For the nine months ended August 31, 2011 and 2010, Innovations had total revenues of $6.3 million and $9.6 million, respectively. As of August 31, 2011, we owned a 74.9% interest in the joint venture. Because of our majority interest in Innovations, our Condensed Consolidated Financial Statements include the balance sheets, results of operations and cash flows of Innovations, net of intercompany charges. We accordingly eliminated 25.1% of the financial results that pertain to the noncontrolling interest of Innovations; the eliminated amounts were reported in separate lines in our Condensed Consolidated Statements of Operations and Balance Sheets.

The following table provides a reconciliation of the beginning and the ending carrying amounts of equity attributable to noncontrolling interest (in thousands):

Balance as of November 30, 2010	$1,163
Net income	168
Cumulative translation adjustment	(11)

Balance as of August 31, 2011	$1,320

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

14.	PROVISION FOR INCOME TAXES

The effective tax rate was approximately 33% and 30% for the three months ended August 31, 2011 and 2010, respectively, and approximately 25% and 26% for the nine months ended August 31, 2011 and 2010, respectively.

We recognized a $3.2 million tax benefit primarily related to lapses of statutes of limitations and reinstatement of federal research and development credit in the three months ended February 28, 2011. We also recognized a $0.6 million tax expense to adjust taxes provided for the prior year and a $0.6 million tax expense related to a reduction of U.K. deferred tax assets due to a corporate tax rate change in the three and nine months ended August 31, 2011.

We recognized a $2.3 million tax benefit primarily related to the expiration of a statute of limitation in the United Kingdom in the nine months ended August 31, 2010.

The provision for the nine months ended August 31, 2011 and 2010 reflects a forecasted annual tax rate of 27% and 32%, respectively, offset by discrete items which are booked in the period they occur. The forecasted tax rate reflects the benefits resulting from the reorganization of certain foreign entities, lower foreign taxes, the release of the valuation allowance on certain domestic assets, domestic manufacturing incentives, and federal and state research and development credits, partially offset by the impact of certain stock compensation charges and state income taxes.

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

In connection with the acquisition of Proginet in the fourth quarter of fiscal year 2010, we have recorded current deferred tax assets of $1.2 million with a corresponding adjustment to goodwill. These deferred taxes were primarily related to the accounts receivable, deferred revenue and accrued expenses. In the current quarter, we reduced the long term deferred tax assets by $0.2 million with a corresponding adjustment to goodwill, primarily related to purchase price accounting adjustments required upon the filing of short-period federal and state tax returns.

In connection with the acquisition of OpenSpirit in the fourth quarter of fiscal year 2010, we have recorded current deferred tax assets of $1.0 million and long term deferred tax liabilities of $0.6 million with a corresponding adjustment to goodwill. These deferred taxes were primarily related to the acquired intangible assets, deferred revenue, accounts receivable, accrued expenses and certain tax attributes of OpenSpirit. In the nine months ended August 31, 2011, we reduced the current deferred tax assets by $0.3 million and increased long term deferred tax assets by $0.6 million, primarily related to purchase price accounting adjustments required upon the filing of short-period federal and state returns.

In connection with the acquisition of Kabira in the second quarter of fiscal year 2010, we have recorded current deferred tax assets of $1.4 million and long term deferred tax liabilities of $1.1 million with a corresponding adjustment to goodwill. These deferred taxes were primarily related to the acquired intangible assets, deferred revenue and accrued expenses. In the nine months ended August 31, 2011, we reduced the current deferred tax assets by $0.4 million and long term deferred tax assets by $0.1 million, primarily related to required purchase price accounting adjustments.

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

During the third quarter of fiscal year 2011, the amount of gross unrecognized tax benefits was increased by approximately $0.2 million for current period exposures offset by the expiration of certain statutes of limitations. The total amount of gross unrecognized tax benefits was $38.0 million as of August 31, 2011, of which $18.6 million would affect the effective tax rate if realized. We do not expect any significant changes to the amount of unrecognized tax benefit within the next twelve months.

Upon adoption of the accounting for uncertainty in income taxes, we have elected to include interest expense and penalties accrued on unrecognized tax benefits as a component of our income tax expense. This is consistent with our policy prior to the adoption of the accounting for uncertainty in income taxes. As of November 30, 2010, we had accrued $0.9 million for interest and penalties. There was not a material change to the amount of accrued interest and penalties during the third quarter of fiscal year 2011.

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

The following table sets forth the computation of basic and diluted net income per share for the periods indicated (in thousands, except per share data):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2011	2010	2011	2010
Net income attributable to TIBCO Software Inc.	$23,529	$17,355	$60,528	$40,594

Weighted-average shares of common stock used to compute basic net income per share	161,876	160,238	161,430	161,274
Effect of dilutive common stock equivalents:
Stock options to purchase common stock	9,312	9,142	9,921	7,101
Restricted common stock awards	1,769	1,812	2,352	1,930

Weighted-average shares of common stock used to compute diluted net income per share	172,957	171,192	173,703	170,305

Net income per share attributable to
TIBCO Software Inc.:
Basic	$0.15	$0.11	$0.37	$0.25

Diluted	$0.14	$0.10	$0.35	$0.24

The following potential common stock equivalents are not included in the diluted net income per share calculation above because their effect was anti-dilutive for the periods indicated (in thousands):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2011	2010	2011	2010
Stock options to purchase common stock	1,847	1,897	1,038	5,886
Restricted common stock awards	1,077	75	539	101

Total anti-diluted common stock equivalents	2,924	1,972	1,577	5,987

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

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Our revenue by geographic region, Americas; Europe, the Middle East and Africa (“EMEA”); and Asia Pacific and Japan (“APJ”), based on the location at which each sale originates, is summarized as follows (in thousands):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2011	2010	2011	2010
Americas:
United States	$113,469	$93,040	$313,005	$245,174
Other Americas	9,355	10,276	29,147	27,117

Total Americas	122,824	103,316	342,152	272,291

EMEA:
United Kingdom	18,244	19,179	56,605	54,272
Other EMEA	64,459	44,129	168,431	133,530

Total EMEA	82,703	63,308	225,036	187,802

APJ	23,446	17,852	63,547	52,697

	$228,973	$184,476	$630,735	$512,790

Our property and equipment by major country are summarized as follows (in thousands):

	August 31, 2011	November 30, 2010
Property and equipment, net:
United States	$83,165	$83,931
United Kingdom	1,492	1,724
Other	2,439	2,868

	$87,096	$88,523

17.	STOCK REPURCHASE PROGRAMS

On December 21, 2010, we announced that our Board of Directors approved a new stock repurchase program pursuant to which we may repurchase up to $300.0 million of our outstanding common stock from time to time in the open market or through privately negotiated transactions. As of August 31, 2011, the remaining authorized amount available for repurchases under the December 2010 stock repurchase program was approximately $154.8 million.

All repurchased shares of common stock have been retired. The following table summarizes the activities under our stock repurchase programs for the periods indicated (in thousands, except per share data):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2011	2010	2011	2010
Cash used for repurchases	$72,888	$34,056	$145,216	$101,538

Shares repurchased	2,565	2,736	5,425	9,324

Average price per share	$28.41	$12.45	$26.77	$10.89

In connection with the repurchase activities during the nine months ended August 31, 2011, we classified $60.5 million of the excess purchase price over the par value of our common stock to retained earnings and $84.7 million to additional paid-in capital. From September 1, 2011 up to October 3, 2011, we have repurchased approximately 0.5 million shares of our outstanding common stock at an average price of $21.53 per share pursuant to our December 2010 stock repurchase program.

18.	SUBSEQUENT EVENTS

Nimbus Partners Limited

On August 30, 2011, subsequent to TIBCO’s third fiscal quarter, International Holdings B.V., an indirect wholly-owned subsidiary of TIBCO, acquired Nimbus Partners Limited (“Nimbus”), a private company organized under the laws of England and Wales and a provider of business process discovery and analysis applications that help companies drive adoption of business process initiatives. We paid $42.0 million of cash to acquire the outstanding equity of Nimbus. We have also incurred transaction costs associated with the acquisition. As a result of the acquisition, TIBCO also assumed facility leases, certain liabilities and commitments of Nimbus. Management is currently evaluating the purchase price allocation following consummation of the transaction.

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

Our revenue is generally derived from a diverse customer base. No single customer represented greater than 10% of our total revenue for the nine months of fiscal year 2011. As of August 31, 2011, no single customer had a balance in excess of 10% of our net accounts receivable. We establish allowances for doubtful accounts based on our evaluation of collectability and an allowance for returns and discounts based on specifically identified credits and historical experience.

For the third quarter of fiscal year 2011, we recorded total revenue of $229.0 million, an increase of 24% from the third quarter of fiscal year 2010. License revenue was $90.9 million, an increase of 29% from the third quarter of fiscal year 2010. Service and maintenance revenue was $138.1 million, an increase of 21% from the third quarter of fiscal year 2010. In addition, we generated cash flow from operations of $60.8 million in the third quarter of fiscal year 2011. Diluted earnings per share was $0.14 in the third quarter of fiscal year 2011 as compared to $0.10 for the third quarter of fiscal year 2010. We ended the quarter with $272.5 million in cash, cash equivalents and short-term investments.

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

We believe that the estimates, assumptions and judgments involved in revenue recognition, allowances for doubtful accounts, returns and discounts, stock-based compensation, business combination, impairment of goodwill, intangible assets and long-lived assets and accounting for income taxes have the greatest potential impact on our Condensed Consolidated Financial Statements, so we consider these to be our critical accounting policies. Historically, our estimates, assumptions and judgments relative to our critical accounting policies have not differed materially from actual results. The critical accounting estimates associated with these policies are described in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2010 Annual Report on Form 10-K for the fiscal year ended November 30, 2010.

Recent Accounting Pronouncements

Recent accounting pronouncements are detailed in Note 2 to our Condensed Consolidated Financial Statements.

Results of Operations

For purposes of presentation, we have indicated the third quarter of fiscal years 2011 and 2010 as ended on August 31, 2011 and August 31, 2010, respectively; whereas in fact, the third quarter of fiscal years 2011 and 2010 actually ended on August 28, 2011 and August 29, 2010, respectively. There were 91 days in the third quarter of both fiscal years 2011 and 2010. All amounts presented in the tables in the following sections of our Results of Operations are stated in thousands of dollars, except for percentages and unless otherwise stated.

The following table sets forth the components of our Results of Operations as percentages of total revenue for the periods indicated:

	Three Months Ended August 31,		Nine Months Ended August 31,
	2011	2010	2011	2010
Revenue:
License	40%	38%	39%	36%
Service and maintenance	60	62	61	64

Total revenue	100	100	100	100

Cost of revenue:
License	3	5	4	5
Service and maintenance	25	22	24	22

Total cost of revenue	28	27	28	27

Gross profit	72	73	72	73
Operating expenses:
Research and development	16	17	17	17
Sales and marketing	31	32	32	33
General and administrative	7	7	7	7
Amortization of acquired intangible assets	2	2	2	2
Acquisition related and other	—	1	—	1
Restructuring charges	—	—	—	1

Total operating expenses	56	59	58	61

Income from operations	16	14	14	12
Interest income	—	—	—	—
Interest expense	(1)	(1)	(1)	(1)
Other income (expense), net	—	—	—	—

Income before provision for income taxes and noncontrolling interest	15	13	13	11
Provision for income taxes	5	4	3	3

Net income	10	9	10	8
Less: Net income attributable to noncontrolling interest	—	—	—	—

Net income attributable to TIBCO Software Inc.	10%	9%	10%	8%

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

Total Revenue

Our total revenue consisted primarily of license, service and maintenance fees from our customers and partners.

	Three Months Ended August 31,			Nine Months Ended August 31,
	2011	2010	Change	2011	2010	Change
Total revenue	$228,973	$184,476	24%	$630,735	$512,790	23%

Total revenue in the third quarter of fiscal year 2011 increased by $44.5 million, or 24%, compared to the same quarter last year. The increase was primarily comprised of a $20.3 million, or 29%, increase in license revenue and a $24.2 million, or 21%, increase in service and maintenance revenue. Total revenue for the nine months ended August 31, 2011 increased by $117.9 million, or 23%, compared to the same period last year.

For the nine months ended August 31, 2011, we experienced an increase in total revenue in all geographic regions compared to the same periods last year. See Note 16 to our Condensed Consolidated Financial Statements for total revenue by region. The percentages of total revenue from the geographic regions are summarized as follows:

	Three Months Ended August 31,		Nine Months Ended August 31,
	2011	2010	2011	2010
Americas	54%	56%	54%	53%
EMEA	36	34	36	37
APJ	10	10	10	10

	100%	100%	100%	100%

License Revenue

	Three Months Ended August 31,			Nine Months Ended August 31,
	2011	2010	Change	2011	2010	Change
License revenue	$90,853	$70,567	29%	$242,912	$186,837	30%
As percent of total revenue	40%	38%		39%	36%

License revenue in the third quarter of fiscal year 2011 increased by $20.3 million, or 29%, compared to the same quarter last year. License revenue for the nine months ended August 31, 2011 increased by $56.1 million, or 30%, compared to the same period last year.

Our license revenue for the three months and nine months ended August 31, 2011 and 2010 was derived from the following three product lines: service oriented architecture (“SOA”), business optimization and business process management (“BPM”). The percentages of license revenue from the three product lines are summarized as follows:

	Three Months Ended August 31,		Nine Months Ended August 31,
	2011	2010	2011	2010
SOA	60%	59%	58%	63%
Business optimization	29	31	32	27
BPM	11	10	10	10

	100%	100%	100%	100%

Our license revenue in any particular period is dependent upon the timing and number of license transactions and their relative size. Selected data about our license revenue transactions recognized for the respective periods is summarized as follows:

	Three Months Ended August 31,		Nine Months Ended August 31,
	2011	2010	2011	2010
Number of license deals of $1.0 million or more	21	13	56	35
Number of license deals of $0.1 million or more	126	112	353	294
Average size of license deals of $0.1 million or more (in millions)	$0.7	$0.6	$0.6	$0.6

Cost of License Revenue

	Three Months Ended August 31,			Nine Months Ended August 31,
	2011	2010	Change	2011	2010	Change
Cost of license revenue	$6,929	$8,992	(23)%	$25,566	$24,587	4%
As percent of total revenue	3%	5%		4%	5%
As percent of license revenue	8%	13%		11%	13%

Cost of license revenue mainly consisted of amortization of developed technology acquired through corporate acquisitions and royalty costs. Cost of license revenue in the third quarter of fiscal year 2011 decreased by $2.1 million, or 23%, compared to the same quarter last year. The decrease was primarily due to a $1.4 million decrease in amortization expenses associated with acquired technologies, a $0.4 million decrease in cost of goods sold and a $0.2 million decrease in royalty costs.

Cost of license revenue for the nine months ended August 31, 2011 increased by $1.0 million, or 4%, compared to the same period last year. The increase was primarily due to a $1.2 million increase in royalty costs and a $0.8 million increase in amortization expenses associated with acquired technologies, which were partially offset by a $1.0 million decrease in cost of goods sold.

Service and Maintenance Revenue and Cost

	Three Months Ended August 31,			Nine Months Ended August 31,
	2011	2010	Change	2011	2010	Change
Service and maintenance revenue	$138,120	$113,909	21%	$387,823	$325,953	19%
As percent of total revenue	60%	62%		61%	64%
Cost of service and maintenance	$56,425	$41,057	37%	$152,462	$115,389	32%
As percent of total revenue	25%	22%		24%	22%
As percent of service and maintenance revenue	41%	36%		39%	35%

Service and maintenance revenue in the third quarter of fiscal year 2011 increased by $24.2 million, or 21%, compared to the same quarter last year. Maintenance revenue was 62% and professional services and training revenue was approximately 38% of total service and maintenance revenue for the quarter ended August 31, 2011. Service and maintenance revenue for the nine months ended August 31, 2011 increased by $61.9 million, or 19%, compared to the same period last year. Maintenance revenue was 63% and professional services and training revenue was approximately 37% of total service and maintenance revenue for the nine months ended August 31, 2011. The increase for the three months and nine months ended August 31, 2011 was primarily due to continued growth in our installed software base and an increase in both the number and size of consulting engagements.

Cost of service and maintenance consists primarily of compensation for professional services, customer support personnel and third-party contractors and associated expenses related to providing consulting services.

Cost of service and maintenance in the third quarter of fiscal year 2011 increased by $15.4 million, or 37%, compared to the same quarter last year. The increase in absolute dollars was primarily due to a $9.9 million increase in employee-related expenses, a $3.4 million increase in subcontractor costs, a $1.0 million increase in facilities expenses, a $0.5 million increase in travel expenses, a $0.4 million increase in cost of services and a $0.1 million increase in information technology-related expenses. The increase in employee-related expenses and subcontractor costs was primarily due to an increase in professional services and customer support staff and was also directly related to increased service revenue in the third quarter of fiscal year 2011.

Cost of service and maintenance for the nine months ended August 31, 2011 increased by $37.1 million, or 32%, compared to the same period last year. The increase was primarily due to a $20.8 million increase in employee-related expenses, a $9.3 million increase in subcontractor costs, a $2.9 million increase in travel expenses, a $2.7 million increase in facilities expenses, a $1.1 million increase in cost of services and a $0.2 million increase in information technology-related expenses. The increase in employee-related expenses and subcontractor costs was primarily due to an increase in professional services and customer support staff and was also directly related to increased service revenue for the nine months ended August 31, 2011.

Research and Development Expenses

Research and development expenses consisted primarily of employee-related expenses, including salary, bonus, benefits, stock-based compensation expenses, recruiting expense and office support, third-party contractor fees and related costs associated with the development and enhancement of our products.

	Three Months Ended August 31,			Nine Months Ended August 31,
	2011	2010	Change	2011	2010	Change
Research and development expenses	$36,041	$30,773	17%	$104,902	$88,974	18%
As percent of total revenue	16%	17%		17%	17%

Research and development expenses in the third quarter of fiscal year 2011 increased by $5.3 million, or 17%, compared to the same quarter last year. The increase was primarily due to a $4.8 million increase in employee-related expenses, a $0.2 million increase in facilities expenses and a $0.2 million increase in travel expenses. The increase in employee-related expenses was primarily due to increased headcount.

Research and development expenses for the nine months ended August 31, 2011 increased by $15.9 million, or 18%, compared to the same period last year. The increase was primarily due to a $14.6 million increase in employee-related expenses, a $1.1 million increase in facilities expenses and a $0.6 million increase in travel expenses, which were partially offset by a $0.5 million decrease in information technology-related expenses. The increase in employee-related expenses was primarily due to increased headcount.

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

	Three Months Ended August 31,			Nine Months Ended August 31,
	2011	2010	Change	2011	2010	Change
Sales and marketing expenses	$72,182	$59,072	22%	$203,614	$168,621	21%
As percent of total revenue	31%	32%		32%	33%

Sales and marketing expenses in the third quarter of fiscal year 2011 increased by $13.1 million, or 22%, compared to the same quarter last year. The increase was primarily due to a $10.2 million increase in employee-related expenses, a $1.2 million increase in travel expenses, a $1.1 million increase in consulting expenses and a $0.8 million increase in facilities expenses, which were partially offset by a $0.2 million decrease in information technology-related expenses and a $0.1 million decrease in marketing programs. The increase in employee-related expenses was primarily due to an increase in headcount and variable compensation. The increase in travel expenses was due to increased travel related to sales activities.

Sales and marketing expenses for the nine months ended August 31, 2011 increased by $35.0 million, or 21%, compared to the same period last year. The increase was primarily due to a $28.4 million increase in employee-related expenses, a $4.5 million increase in travel expenses, a $2.4 million increase in consulting expenses, a $1.5 million increase in facilities expenses and a $0.2 million increase in referral fees, which were partially offset by a $1.4 million decrease in marketing programs and a $0.7 million decrease in information technology-related expenses. The increase in employee-related expenses was primarily due to increased headcount as well as an increase in variable compensation. The increase in travel expenses was due to increased travel related to sales activities.

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

	Three Months Ended August 31,			Nine Months Ended August 31,
	2011	2010	Change	2011	2010	Change
General and administrative expenses	$15,170	$12,390	22%	$43,660	$35,643	22%
As percent of total revenue	7%	7%		7%	7%

General and administrative expenses in the third quarter of fiscal year 2011 increased by $2.8 million, or 22%, compared to the same quarter last year. The increase was primarily due to a $2.1 million increase in employee-related expenses and a $0.6 million increase in consulting expenses.

General and administrative expenses for the nine months ended August 31, 2011 increased by $8.0 million, or 22%, compared to the same period last year. The increase was primarily due to a $5.5 million increase in employee-related expenses and a $2.9 million increase in consulting expenses. The increase in employee-related expenses was primarily due to increased headcount.

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

	Three Months Ended August 31,			Nine Months Ended August 31,
	2011	2010	Change	2011	2010	Change
Amortization of acquired intangible assets:
Cost of revenue	$2,492	$3,911		$12,235	$11,445
Operating expenses	4,632	4,106		14,553	11,790

Total amortization of acquired intangible assets	$7,124	$8,017	(11)%	$26,788	$23,235	15%

As percent of total revenue	3%	4%		4%	5%

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

	Three Months Ended August 31,			Nine Months Ended August 31,
	2011	2010	Change	2011	2010	Change
Acquisition related and other expenses:
Transitional and other employee related costs	$26	$(48)		$35	$293
Professional services fees and other	837	954		1,651	2,247

Total acquisition related and other expenses	$863	$906	(5)%	$1,686	$2,540	(34)%

As percent of total revenue	—%	1%		—%	1%

Restructuring Charges

	Three Months Ended August 31,			Nine Months Ended August 31,
	2011	2010	Change	2011	2010	Change
Restructuring charges	$143	$561	(75)%	$110	$6,832	(98)%
As percent of total revenue	—%	—%		—%	1%

The restructuring charges for the three months and nine months ended August 31, 2011 were primarily related to excess accrued severance arising from the acquisition of Kabira. Also see Note 7 to our Condensed Consolidated Financial Statements for further discussion on restructuring charges.

Stock-Based Compensation Cost

Stock-based compensation cost is included in our Condensed Consolidated Statements of Operations corresponding to the same functional lines as cash compensation paid to the same employees in the respective departments as follows:

	Three Months Ended August 31,			Nine Months Ended August 31,
	2011	2010	Change	2011	2010	Change
Stock-based compensation:
Cost of license	$10	$9		$14	$16
Cost of service and maintenance	1,707	777		3,534	2,093

Total in cost of revenue	1,717	786		3,548	2,109

Research and development	2,933	2,286		8,585	5,826
Sales and marketing	4,566	3,154		12,856	7,980
General and administrative	3,702	2,643		11,197	7,178

Total in operating expenses	11,201	8,083		32,638	20,984

Total stock-based compensation	$12,918	$8,869	46%	$36,186	$23,093	57%

As percent of total revenue	6%	5%		6%	5%

Total stock-based compensation costs in the third quarter of fiscal year 2011 increased by $4.0 million, or 46%, compared to the same quarter last year. The increase was primarily due to a $1.8 million increase in stock-based compensation costs related to PRSUs and a $1.7 million increase in stock-based compensation costs related to grants of service-based stock awards.

Total stock-based compensation costs for the nine months ended August 31, 2011 increased by $13.1 million, or 57%, compared to the same period last year. The increase was primarily due to a $7.3 million increase in stock-based compensation costs related to PRSUs and a $5.0 million increase in stock-based compensation costs related to grants of service-based stock awards.

Interest Income

	Three Months Ended August 31,			Nine Months Ended August 31,
	2011	2010	Change	2011	2010	Change
Interest income	$246	$398	(38)%	$1,176	$826	42%
As percent of total revenue	—%	—%		—%	—%

Interest income decreased in the third quarter of fiscal year 2011 compared to the same quarter last year by $0.2 million or 38%. The decrease was primarily due to $0.1 million in interest income associated with a tax refund in the third quarter of fiscal year 2010.

Interest income increased for the nine months ended August 31, 2011 compared to the same period last year by $0.4 million or 42%. The increase was primarily due to $0.4 million in interest income associated with a tax refund for the nine months ended August 31, 2011.

Interest Expense

	Three Months Ended August 31,			Nine Months Ended August 31,
	2011	2010	Change	2011	2010	Change
Interest expense	$940	$1,138	(17)%	$2,937	$3,103	(5)%
As percent of total revenue	1%	1%		1%	1%

Interest expense was primarily related to a $54.0 million mortgage note and the fees on a $150.0 million unsecured revolving credit facility.

The mortgage note was issued in connection with the purchase of our corporate headquarters in June 2003, and carries a 20-year amortization and a fixed annual interest rate of 5.50%. The balance of the mortgage note as of August 31, 2011 was $38.7 million. The $34.4 million principal balance that will be remaining at the end of the 10-year term will be due as a final lump sum payment on July 1, 2013. See Note 8 to our Condensed Consolidated Financial Statements for further detail on the mortgage note payable.

In November 2009, we entered into a $150.0 million unsecured revolving credit facility that matures in November 2012. As of August 31, 2011, no borrowings were outstanding under the Credit Agreement. See Note 8 to our Condensed Consolidated Financial Statements for further detail on the Credit Agreement.

Other Income (Expense), Net

Other income (expense) included realized gains and losses on investments, foreign exchange gain (loss) and other miscellaneous income and expense items.

	Three Months Ended August 31,			Nine Months Ended August 31,
	2011	2010	Change	2011	2010	Change
Other income (expense), net:
Foreign exchange loss	$(523)	$(881)		$(1,976)	$(953)
Realized gain on short-term investments	8	12		28	30
Other income (expense), net	12	(10)		19	(43)

Total other income (expense), net	$(503)	$(879)	(43)%	$(1,929)	$(966)	100%

As percent of total revenue	—%	—%		—%	—%

Other expense decreased in the third quarter of fiscal year 2011 compared to the same quarter last year by $0.4 million or 43%. The decrease was primarily due to a $0.4 million decrease in foreign exchange losses in the third quarter of fiscal year 2011. Other expense in absolute dollars increased for the nine months ended August 31, 2011 compared to the same period last year by $1.0 million or 100%. The increase was primarily due to a $1.0 million increase in foreign exchange loss for the nine months of fiscal year 2011.

Provision for Income Taxes

	Three Months Ended August 31,			Nine Months Ended August 31,
	2011	2010	Change	2011	2010	Change
Provision for income taxes	$11,800	$7,536	57%	$19,796	$14,336	38%
Effective tax rate	33%	30%		25%	26%

The effective tax rate was approximately 33% and 30% for the three months ended August 31, 2011 and 2010, respectively, and approximately 25% and 26% for the nine months ended August 31, 2011 and 2010, respectively.

We recognized a $3.2 million tax benefit primarily related to lapses of statutes of limitations and reinstatement of federal research and development credit in the three months ended February 28, 2011. We also recognized a $0.6 million tax expense to adjust taxes provided for the prior year and a $0.6 million tax expense related to a reduction of U.K. deferred tax assets due to a corporate tax rate change in the three and nine months ended August 31, 2011.

We recognized a $2.3 million tax benefit primarily related to the expiration of a statute of limitation in the United Kingdom in the nine months ended August 31, 2010.

The provision for the nine-month periods ended August 31, 2011 and 2010 reflects a forecasted tax rate of 27% and 32%, respectively, offset by discrete items which are recognized in the period they incur. The forecasted tax rate reflects the benefits resulting from the reorganization of certain foreign entities, lower foreign taxes, the release of the valuation allowance on certain domestic assets, domestic manufacturing incentives, and reinstatement of research and development credits, partially offset by the impact of certain stock compensation charges and state income taxes.

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

During the third quarter of fiscal year 2011, the amount of gross unrecognized tax benefits was increased by approximately $0.2 million for current period exposures offset by the expiration of certain statutes of limitations. The total amount of gross unrecognized tax benefits was $38.0 million as of August 31, 2011, of which $18.6 million would affect the effective tax rate if realized. We do not expect any significant changes to the amount of unrecognized tax benefit within the next twelve months.

Upon adoption of the accounting for uncertainty in income taxes, we have elected to include interest expense and penalties accrued on unrecognized tax benefits as a component of our income tax expense. This is consistent with our policy prior to the adoption of the accounting for uncertainty in income taxes. As of November 30, 2010, we had accrued $0.9 million for interest and penalties. There was not a material change to the amount of accrued interest and penalties during the third quarter of fiscal year 2011.

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

We continue to expand our international operations to better support our growth in international markets. Effective as of December 1, 2010 we began transitioning our international customers to our Netherlands operations. We believe that this change will enable us to be more responsive to the global concerns of our customers. As a result of these changes, we also anticipate that a material portion of our consolidated pre-tax income will be subject to foreign tax at comparatively lower tax rates than the United States federal statutory tax rate. The majority of our foreign subsidiaries’ earnings are considered permanently reinvested outside the U.S. While we do not anticipate changing our intention regarding permanently reinvested earnings, if certain foreign earnings previously treated as permanently reinvested were to be repatriated, the related U.S. tax liability may be reduced by any foreign income taxes paid on these earnings.

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

Net Income Attributable to Noncontrolling Interest

Noncontrolling interest represents the portion of net income belonging to minority stockholders of our consolidated subsidiaries.

	Three Months Ended August 31,			Nine Months Ended August 31,
	2011	2010	Change	2011	2010	Change
Net income attributable to noncontrolling interest	$62	$109	(43)%	$168	$241	(30)%
As percent of total revenue	—%	—%		—%	—%

Noncontrolling interest is detailed in Note 13 to our Condensed Consolidated Financial Statements.

Liquidity and Capital Resources

Current Cash Flows

As of August 31, 2011, we had cash, cash equivalents and short-term investments totaling $272.5 million, representing an increase of $27.0 million from November 30, 2010. As of August 31, 2011, our cash and cash equivalents balance totaled $272.2 million and our short-term available-for-sale investments, consisting of mortgage-backed securities, totaled $0.2 million. As of August 31, 2011, $145.3 million of our cash and cash equivalents were held by our foreign subsidiaries. Our intention is to permanently reinvest the majority of our earnings from foreign operations. Our current plans do not anticipate a need to repatriate cash to fund our domestic operations. In the event cash from foreign operations is needed to fund operations in the U.S., we would be subject to additional income taxes in the United States reduced by any foreign taxes paid on these earnings. Subsequent to the fiscal quarter, we financed our Nimbus acquisition, described in Note 18 to our Condensed Consolidated Financial Statements, through earnings from our Netherlands operations.

Net cash provided by operating activities in the nine months ended August 31, 2011 was $144.1 million, resulting from net income of $60.7 million, $56.5 million in non-cash charges and $26.9 million net change in assets and liabilities. The non-cash charges included depreciation and amortization, stock-based compensation, deferred income tax and tax benefits related to stock benefit plans, less excess tax benefits from stock-based compensation recorded in financing activities. Net change in assets and liabilities included a decrease in accounts receivable for the nine months of fiscal year 2011, an increase in prepaid expenses and other assets, a decrease in accounts payable, a decrease in accrued liabilities and restructuring costs and an increase in deferred revenue.

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

Net cash used in investing activities was $32.7 million for the nine months ended August 31, 2011, resulting primarily from cash used, net of cash acquired, of $22.6 million for the Loyalty Lab acquisition, $7.4 million in capital expenditures and $4.0 million in restricted cash pledged as security and $0.1 million purchase of short-term investments, which were partially offset by $1.4 million in net sales and maturities of investments.

Net cash used in financing activities was $90.5 million for the nine months ended August 31, 2011, resulting primarily from $145.2 million of repurchases of shares of our common stock in the open market, $17.5 million in withholding taxes related to restricted stock net share settlement and a $1.7 million payment of long-term debt, which were partially offset by $42.4 million in cash received from the exercise of stock options and the sale of our common stock under our ESPP and $31.5 million in excess tax benefits from stock-based compensation.

On December 21, 2010, we announced that our Board of Directors approved a new stock repurchase program pursuant to which we may repurchase up to $300.0 million of our outstanding common stock from time to time in the open market or through privately negotiated transactions. In the third quarter of fiscal year 2011, we repurchased 2.6 million shares of our outstanding common stock at an average price of $28.41 per share pursuant to this program. As of August 31, 2011, the remaining authorized amount available for repurchases under the December 2010 stock repurchase program was approximately $154.8 million.

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

Lines of Credit

In November 2009, we entered into a $150.0 million unsecured revolving credit facility (the “Credit Agreement”) that matures in November 2012. The revolving credit facility is available for cash borrowings up to $150.0 million, with a sublimit for the issuance of standby letters of credit in a face amount up to $25.0 million and swing line loans up to $10.0 million. As of August 31, 2011, no borrowings were outstanding under the Credit Agreement. Revolving loans accrue interest at a per annum rate based on either (i) the base rate plus a margin ranging from 2.25% to 3.00%, depending on TIBCO’s consolidated leverage ratio or (ii) the LIBOR rate plus a margin ranging from 3.25% to 4.00%, depending on TIBCO’s consolidated leverage ratio, for various interest periods. The base rate is defined as the highest of (i) the administrative agent’s prime rate, (ii) the federal funds rate plus a margin equal to 0.50%, and (iii) except during a period when LIBOR rates are unavailable, the LIBOR rate for a one month interest period plus a margin equal to 1.00%. Swing line loans accrue interest at a per annum rate based on the base rate plus a margin ranging from 2.25% to 3.00%. A commitment fee is applied to the un-borrowed amount at a per annum rate ranging from 0.50% to 0.75%. Under this Credit Agreement, we must maintain a minimum consolidated interest coverage ratio of 3.5:1.0 and a maximum consolidated leverage ratio of 2.5:1.0 in addition to other customary affirmative and negative covenants. As of August 31, 2011, we were in compliance with all covenants of this facility.

We have a $20.0 million revolving line of credit that matures in November 2012. The revolving line of credit is available for cash borrowings and for the issuance of letters of credit up to $20.0 million. As of August 31, 2011, no borrowings were outstanding under the facility and three irrevocable letters of credit in the amounts of $13.0 million, approximately $1.1 million and approximately $0.5 million were outstanding, leaving approximately $5.4 million of available credit for additional letters of credit or cash borrowings. The $13.0 million irrevocable letter of credit outstanding was issued in connection with the mortgage note payable. The letter of credit automatically renews for successive one-year periods, until the mortgage note payable has been satisfied in full. The approximately $1.1 million and $0.5 million irrevocable letters of credit outstanding were issued in connection with two separate revenue transactions denominated in foreign currencies and will remain outstanding until July 2012 and November 2012, respectively. The line of credit, as amended, contains financial covenants identical to those of the Credit Agreement, as well as other customary affirmative and negative covenants. As of August 31, 2011, we were in compliance with all covenants under the revolving line of credit.

Guarantee Credit Line

We have a revolving guarantee credit line of approximately $14.4 million available for the issuance of bank guarantees denominated in foreign currency. Issued bank guarantees as of August 31, 2011 was approximately $13.0 million and were collateralized by pledging the equivalent amount under restricted cash as required under our guarantee credit line. Other various contractual commitments also require us to pledge cash as security and record this cash under restricted cash. As of August 31, 2011 and November 30, 2010, we had restricted cash of $15.6 million and $10.5 million, respectively, which is included in Other Assets on our Condensed Consolidated Balance Sheets.

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

Commitments

In June 2003, we purchased our corporate headquarters with a $54.0 million mortgage note to lower our operating costs. The mortgage note payable carries a 20-year amortization and a fixed annual interest rate of 5.50%. The principal balance of $34.4 million that will be remaining at the end of the 10-year term will be due as a final lump sum payment on July 1, 2013. Under the applicable terms of the mortgage note agreements, we are prohibited from acquiring another company without prior consent from the lender unless we maintain at least $50.0 million of cash or cash equivalents and comply with other non-financial terms as defined in the agreements. We were in compliance with all covenants under the mortgage note agreements as of August 31, 2011.

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

As of August 31, 2011, we had $15.6 million in restricted cash in connection with bank guarantees issued by some of our international subsidiaries. The cash collateral is presented as restricted cash and included in Other Assets in our Condensed Consolidated Balance Sheets.

As of August 31, 2011, our contractual commitments associated with indebtedness, lease obligations and restructuring were as follows (in thousands):

	Total	Remainder of 2011	2012	2013	2014	2015	Thereafter
Operating commitments:
Debt principal	$38,687	$579	$2,397	$35,711	$—	$—	$—
Debt interest	3,848	529	2,036	1,283	—	—	—
Operating leases	34,177	2,708	9,832	7,452	5,482	3,245	5,458

Total operating commitments	76,712	3,816	14,265	44,446	5,482	3,245	5,458

Restructuring-related commitments:
Gross lease obligations	905	127	673	105	—	—	—
Committed sublease income	(523)	(91)	(365)	(67)	—	—	—

Net restructuring-related commitment	382	36	308	38	—	—	—

Total commitments	$77,094	$3,852	$14,573	$44,484	$5,482	$3,245	$5,458

Future minimum lease payments under restructured non-cancelable operating leases are included in Accrued Restructuring Costs in our Condensed Consolidated Balance Sheets.

The above commitment table does not include approximately $16.6 million of long-term income tax liabilities recorded in accounting for uncertainty in income taxes due to the fact that we are unable to reasonably estimate the timing of these potential future payments.

Indemnification

Our indemnification obligations are summarized in Note 9 to our Condensed Consolidated Financial Statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to the impact of foreign currency fluctuations and interest rate changes.

Foreign Currency Risk

We conduct business in the Americas, EMEA and APJ and transact business in approximately 20 foreign currencies worldwide. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or changes in economic conditions in foreign markets. We enter into forward contracts with financial institutions to manage our currency exposure related to net assets and liabilities denominated in foreign currencies, and these forward contracts are generally settled monthly. We do not enter into derivative financial instruments for trading purposes. As of August 31, 2011, we had four outstanding forward contracts denominated in United States dollars with a total notional amount of $0.8 million and three outstanding forward contracts denominated in Euros with a total notional amount of €1.2 million, that resulted in a net loss of $0.1 million.

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

Interest Rate Risk

Historically, our exposure to market rate risk for changes in interest rates related primarily to our investment portfolio. Our investment policy is designed to protect and preserve invested funds by limiting default, market and investment risk. As of August 31, 2011, our investment portfolio was comprised entirely of mortgage-backed securities totaling $0.2 million. These securities are classified as available-for-sale and are recorded on the balance sheets at fair market value with unrealized gains or losses reported under Accumulated Other Comprehensive Income (Loss), a separate component of stockholders’ equity.

As of August 31, 2011, a hypothetical 100 basis point increase in interest rates would not have an impact on the fair value of our available-for-sale debt securities.

Furthermore, we invest our cash primarily in money market funds and term deposits. In general, money market funds and term deposits are not considered to be subject to interest rate risk because the interest paid on such funds and deposits fluctuates with the prevailing interest rate. As of August 31, 2011, our cash and cash equivalents totaled $272.2 million, of which $11.0 million was in money market funds and $0.6 million was in term deposits.

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

Our success depends in part on our ability to continually enhance and broaden our product offerings in response to changing technologies, customer demands and competitive pressures. We expect to acquire complementary businesses, products or technologies in the future as part of our corporate strategy. In this regard, we have made the following strategic acquisitions since the beginning of fiscal year 2010 – Nimbus Partners Limited, LoyaltyLab, Inc., OpenSpirit Corporation, Proginet Corporation, Kabira Technologies, Inc., Netrics.com, Inc. and Foresight Corporation. We do not know if we will be able to complete any future acquisitions or that we will be able to successfully integrate any acquired business, operate it profitably or retain its key employees. Integrating any newly acquired business, product or technology could be expensive and time-consuming, could disrupt our ongoing business and financial performance and could distract our management. Therefore, we may not be able, either immediately post-acquisition or ever, to replicate the pre-acquisition revenues achieved by companies that we acquire or achieve the benefits of the acquisition we anticipated in valuing the businesses, products or technologies we acquire. Furthermore, the costs of integrating acquired companies in international transactions can be particularly high, due to local laws and regulations. If we are unable to integrate any newly acquired entity, products or technology effectively, our business, financial condition and operating results would suffer. In addition, any amortization or impairment of acquired intangible assets, stock-based compensation or other charges resulting from the costs of acquisitions could harm our operating results.

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

We are subject to the risks arising from adverse changes and uncertainty in domestic and global economies. For example, a domestic and global economic downturn resulted in reduced demand for information technology, including enterprise software and services, during fiscal year 2009. The direction and relative strength of the global economy continues to be uncertain and volatile, and could be adversely affected by, among other things, concerns regarding Europe’s potential sovereign-debt crisis, unrest in the Middle East, tightening in the credit markets, issues related to the United States’ debt and budget, and other geopolitical factors, and makes it difficult for us to forecast operating results and to make decisions about future investments. We cannot predict the duration of these economic conditions or the impact they may have on our customers or business. Information technology spending has historically declined or been postponed as general economic and market conditions have worsened. During challenging and uncertain economic times and in tight credit markets, many customers delay or reduce technology purchases. Contract negotiations may become more protracted or difficult if customers institute additional internal approvals for technology purchases or require more negotiation of contract terms and conditions. These economic conditions, and uncertainty as to the general direction of the macroeconomic environment, are beyond our control and could result in reductions in sales of our products, longer sales cycles, difficulties in collection of accounts receivable or delayed payments, slower adoption of new technologies, increased price competition and reductions in the rate at which our customers renew their maintenance agreements and procure consulting services.

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

Since December 1, 2009 through the end of our third fiscal quarter of fiscal year 2011, our stock price has fluctuated between a low of $8.23 and a high of $31.45. If market or industry-based fluctuations continue, our stock price could decline in the future regardless of our actual operating performance and investors could incur significant losses.

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

Issuer Purchases of Equity Securities

On December 21, 2010, we announced that our Board of Directors approved a new stock repurchase program pursuant to which we may repurchase up to $300.0 million of our outstanding common stock from time to time in the open market or through privately negotiated transactions. As of August 31, 2011, the remaining authorized amount available for repurchases under the December 2010 stock repurchase program was approximately $154.8 million.

The following table provides information about the repurchase of our common stock during the third quarter of fiscal year 2011. In thousands, except per share amounts.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
June 1, 2011 – June 30, 2011	878	$28.67	878	$202,492
July 1, 2011 – July 31, 2011	1,259	$30.04	1,259	$164,678
August 1, 2011 – August 31, 2011	428	$23.12	428	$154,783

Total	2,565	$28.41	2,565

ITEM 6.	EXHIBITS

3.1(1)	Amended and Restated Certificate of Incorporation of Registrant.

3.2(2)	Amended and Restated Bylaws of Registrant.

31.1	Rule 13a-14(a) / 15d-14(a) Certification by Chief Executive Officer.

31.2	Rule 13a-14(a) / 15d-14(a) Certification by Chief Financial Officer.

32.1	Section 1350 Certification by Chief Executive Officer.

32.2	Section 1350 Certification by Chief Financial Officer.

101	Interactive data files (XBRL) pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets as of August 31, 2011 and November 30, 2010, (ii) the Condensed Consolidated Statement of Operations for the three months and nine months ended August 31, 2011 and 2010, (iii) the Condensed Consolidated Statements of Cash Flows for the nine months ended August 31, 2011 and 2010 and (iv) the Notes to Condensed Consolidated Financial Statements.*

(1)	Incorporated by reference to Exhibit 3.1 filed with the Registrant’s Registration Statement on Form 8-A, filed with the SEC on February 23, 2004.
(2)	Incorporated by reference to Exhibit 3.1 filed with the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2009, filed with the SEC on July 9, 2009.
*	XBRL (Extensible Business Reporting Language) information is furnished and not filed herewith, is not a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TIBCO SOFTWARE INC.

By:	/s/ Sydney L. Carey
Sydney L. Carey Executive Vice President, Chief Financial Officer (Principal Financial Officer and duly authorized officer)

By:	/s/ Troy O. Mitchell
Troy O. Mitchell Vice President, Corporate Controller (Principal Accounting Officer and duly authorized officer)

Date: October 7, 2011

EXHIBIT INDEX

3.1(1)	Amended and Restated Certificate of Incorporation of Registrant.

3.2(2)	Amended and Restated Bylaws of Registrant.

31.1	Rule 13a-14(a) / 15d-14(a) Certification by Chief Executive Officer.

31.2	Rule 13a-14(a) / 15d-14(a) Certification by Chief Financial Officer.

32.1	Section 1350 Certification by Chief Executive Officer.

32.2	Section 1350 Certification by Chief Financial Officer.

101	Interactive data files (XBRL) pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets as of August 31, 2011 and November 30, 2010, (ii) the Condensed Consolidated Statement of Operations for the three months and nine months ended August 31, 2011 and 2010, (iii) the Condensed Consolidated Statements of Cash Flows for the nine months ended August 31, 2011 and 2010 and (iv) the Notes to Condensed Consolidated Financial Statements.*

(1)	Incorporated by reference to Exhibit 3.1 filed with the Registrant’s Registration Statement on Form 8-A, filed with the SEC on February 23, 2004.
(2)	Incorporated by reference to Exhibit 3.1 filed with the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2009, filed with the SEC on July 9, 2009.
*	XBRL (Extensible Business Reporting Language) information is furnished and not filed herewith, is not a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.