Form 10-K
period 2011-11-30
TIBCO SOFTWARE INC
filed 2012-01-30
CIK 1085280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant (based upon the closing sale price of such shares on the NASDAQ Global Select Market on May 27, 2011) was approximately $3.8 billion. Shares of common stock held by each executive officer and director and by each entity that owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of January 20, 2012, there were 166,631,375 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2012 Annual Meeting of Stockholders to be held on April 26, 2012 are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein.

TIBCO SOFTWARE INC.

For the Fiscal Year Ended November 30, 2011

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

Overview

TIBCO Software Inc. (“TIBCO,” the “Company,” “we” or “us”), a Delaware corporation, is a leading independent provider of middleware and infrastructure software. Our standards-based software platform enables customers to create flexible, event-driven applications from infrastructure and deliver real-time, actionable insights. We do this by:

•	Integrating and orchestrating software components known as “services,” stand alone applications, and various other streams of information;

•	Automating and optimizing business processes that span customers’ and partners’ operations;

•	Analyzing data, especially through visual models, to better understand business behaviors;

•	Detecting and interpreting significant patterns among streams of relevant business and system events; and

•	Enabling collaboration among and between people and systems in the enterprise.

We provide these capabilities across a range of environments including physical and virtualized hardware, standards-based and proprietary, computing grids and public or private clouds.

Using our software, customers have the ability to capture the right information, at the right time and act on it preemptively for a competitive advantage—what we call “the two-second advantageTM”. As the backbone of real-time data movement and business process execution across the enterprise, TIBCO’s software is uniquely capable of correlating, in real-time, information about an organization’s operations and performance with information about expected behavior and business rules. This correlation of real-time events with expected behaviors allows a company to anticipate customer needs, capitalize on new opportunities, and avoid potential problems in a faster and more beneficial way than through more traditional, transaction-oriented applications. Our solutions help customers operate their business more efficiently, better capitalize on opportunities to increase revenue and market share and extend the life of past investments made.

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

Trademarks

TIBCO, TIBCO Software, The Information Bus, TIB, The Power of Now, the two-second advantage, Spotfire, Insightful, DataSynapse, Foresight, Netrics, Nimbus, Kabira, Proginet, OpenSpirit and Loyalty Lab are the trademarks or registered trademarks of TIBCO Software Inc. in the United States and other countries. This Annual Report on Form 10-K also refers to the trademarks of other companies.

Products

We offer a wide range of software products that can be sold individually to solve specific technical challenges, but the emphasis of our product development and sales efforts is to create products that interoperate and can be sold together as a suite to enable businesses to be more cost-effective, agile and efficient. We divide our products into three major groups: service-oriented architecture (“SOA”) and core infrastructure; business optimization; and process automation and collaboration.

•

SOA and core infrastructure: Our software helps organizations integrate their disparate systems and move towards a more flexible infrastructure comprised of services or discrete data components that can be assembled, orchestrated and reused. Such services can be invoked from across the business and aggregated with other such services to create “infrastructure applications” that span technological, organizational and geographic boundaries and are often more flexible, efficient and effective than traditional packaged applications. Our software enables the creation, management and virtualization of heterogeneous services and provides a unified environment for policy and service management. Our software gives companies the flexibility to do these things using the standards or technologies that best meet their needs in specific situations without replacing existing technologies or committing to any one technology across the enterprise. We provide data governance software that ensures such services and underlying data can be trusted, in order to make the enterprise more efficient and mitigate risks.

•

Business optimization: Our software helps organizations analyze data to create meaningful information and deliver it to employees, customers and partners. Our software also tracks large volumes of real-time events as they occur and applies sophisticated rules in order to identify patterns that signify problems, threats and opportunities, and can automatically initiate appropriate notifications or adaptations of processes. This helps line-level employees perform their jobs, helps managers identify and analyze problems and opportunities, and gives customers the ability to get accurate and consistent information directly or through salespeople, service personnel or customer care representatives.

•

Process automation and collaboration: Our software helps organizations better coordinate both the manual and automated process flows that span their business and enables employees to collaborate in real-time using social media. This software can coordinate the human and electronic resources inside a business and its network of customers and partners (this use of our products is often referred to as

BPM, or business process management, software). Our products aid in the entire process lifecycle, from process discovery to process design, deployment, and automation and include important capabilities in process governance and operational support. Our products not only automate routine tasks and exception handling, but orchestrate long-lived activities and transactions that cut across organizational and geographical boundaries. Our software enables organizations to provide a higher level of customer satisfaction, retain customers, maximize partnerships with other businesses and out-execute their competitors.

Our products are currently licensed by companies worldwide in diverse industries such as financial services, telecommunications, government, energy, life sciences, insurance, logistics, manufacturing, retail, and transportation. We sell our products through a direct sales force and through alliances with other software vendors, resellers and systems integrators.

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

We also have relationships with system integrators, resellers, professional service organizations and business partners including Accenture, Atos Origin, Deloitte Consulting, HP Enterprise Services, HCL Technologies, Huawei, Infosys Technologies and Tata Consultancy Services, who participate in the deployment of our products to customers. These relationships help promote TIBCO products and provide additional technical expertise to enable us to provide the full range of professional services our customers require to deploy our products.

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

Hosted Services

We have several hosted service offerings, including our Loyalty Lab subscription service. We offer these services in a cloud deployment model where our software runs on third party infrastructure components such as servers, storage and network devices. The fees we receive for these services include subscription and maintenance and support fees.

Sales

We currently market our software and services primarily through a direct sales organization complemented by indirect sales channels. Our direct sales force is located throughout the Americas, EMEA and APJ and operates globally through our foreign subsidiaries.

Our revenue consists of license and service and maintenance fees from our customers and distributors. License fees represented approximately 41%, 40% and 40% of our total revenue in fiscal years 2011, 2010 and 2009, respectively. Revenue from service and maintenance represented approximately 59%, 60% and 60% of our total revenue in fiscal years 2011, 2010 and 2009, respectively.

Sales to customers outside the United States totaled $463.4 million, representing 50% of our total revenue in fiscal year 2011. For a geographic breakdown of our revenue and property and equipment, see Note 21 to our Consolidated Financial Statements included in this Annual Report on Form 10-K.

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

Research and Development

Our success is heavily dependent upon our ability to develop new products and technologies and to enhance our existing products. We expect that a majority of our research and development activities will focus on enhancing and extending our TIBCO products and that such enhancements and new products will be developed internally. However, as part of our development strategy, we may also license or acquire externally developed technologies for inclusion in our product solutions. We expect that we will continue to commit significant resources to product development in the future. Product development costs are recorded as research and development expenses. Our research and development expenses, including stock-based compensation expense, were $143.2 million, $124.7 million and $108.7 million in fiscal years 2011, 2010 and 2009, respectively. To date, product development costs have been expensed as incurred, with the exception of immaterial costs related to hosted services, because the time period between achieving technological feasibility for a product and the general availability of such product has typically been very short.

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

Employees

As of November 30, 2011, we employed 2,965 persons, including 835 in sales and marketing, 720 in research and development, 305 in general and administrative and 1,105 in professional services and technical support. Of our 2,965 employees, 1,561 were located in the Americas, 697 in EMEA and 707 in APJ. Our success is highly dependent on our ability to attract and retain qualified employees. Competition for employees is intense in the software industry. To date, we believe we have been successful in our efforts to recruit qualified employees, but there is no assurance that we will continue to be as successful in the future.

Available Information

Our principal internet address is www.tibco.com. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are filed electronically with the United States Securities and Exchange Commission (the “SEC”). Such reports and other information filed by us with the SEC are available, free of charge, on the Investor Information page of our website at http://www.tibco.com/company/investor_info as soon as reasonable practicable after we file such reports on the SEC website. The public may read and copy any materials we have filed with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy, and information statements and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. The contents of these websites are not incorporated into this filing. Further, the references to the URLs for these websites are intended to be inactive textual references only.

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

The market for our products and services is extremely competitive and subject to rapid change. We compete with a variety of large and small providers of infrastructure software, SOA, business optimization and process automation and collaboration, including companies such as IBM, Oracle, Pegasystems, Progress Software, SAP, and Software AG. We also face competition for certain aspects of our product and service offerings from major systems integrators, and our customers have alternatives to our proprietary software from open source software providers that provide software and intellectual property, typically without charging license fees, or from other competitors offering products through alternative business models, such as software as a service. Many of our current and potential competitors have longer operating histories, significantly greater financial, technical, product development and marketing resources, greater name recognition, and larger customer bases than we do.

This may allow our present or future competitors to develop products comparable or superior to those we offer, adapt more quickly than we do to new technologies, evolving industry trends or customer requirements, or devote greater resources to the development, promotion and sale of their products than we do. For example, some of our competitors offer products outside our segment and routinely bundle these products with their infrastructure software products. Also, some of our competitors are expanding their competitive product offerings and strengthening their market position through increases in capital expenditures for internal research and development. Accordingly, we may not be able to compete effectively in our markets or against existing and future competitors, which could adversely affect our business and operating results.

Additionally, consolidation in the software industry has been a trend in recent years and is continuing at a rapid pace. Our current and potential competitors could make additional strategic acquisitions, consolidate their operations, or establish cooperative relationships among themselves or with other solution providers, allowing them to broaden their offerings of products and solutions and more effectively address the needs of our prospective customers, including acting as sole-source vendors for our customers. If any of this were to occur, it could adversely affect our business and operating results.

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

•

the engagement of activities by our employees, contractors, partners and agents, especially in countries with developing economies, that are prohibited by international and local trade and labor laws and other laws prohibiting corrupt payments to government officials, including the Foreign Corrupt Practices Act, the UK Bribery Act of 2010 and export control laws, in spite of our policies and procedures designed to ensure compliance with these laws;

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

Since December 1, 2010 through the end of our fiscal year 2011, our stock price has fluctuated between a low of $18.43 and a high of $31.45. If market or industry-based fluctuations continue, our stock price could decline in the future regardless of our actual operating performance and investors could incur significant losses.

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

The agreements governing our debt agreements contain, and any other future debt agreement we enter into may contain, restrictive covenants that limit our ability to operate our business, including, in each case subject to certain exceptions, restrictions on our ability to:

•	incur indebtedness;

•	incur indebtedness at the subsidiary level;

•	grant liens;

•	enter into certain mergers or sell all or substantially all of our assets;

•	make certain payments on our equity, including paying dividends;

•	make dispositions;

•	make investments;

•	change our business;

•	enter into transactions with our affiliates; and

•	enter into certain restrictive agreements.

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

As a multinational corporation, we are subject to income taxes in the United States and various foreign jurisdictions. Significant judgment is required in determining our global provision for income taxes and other tax liabilities. In the ordinary course of a global business, there are many intercompany transactions and calculations where the ultimate tax determination is uncertain. Additionally, we may be subject to additional tax expenses to the extent we repatriate cash from foreign jurisdictions into the United States, and the cost of such repatriation may have the effect of restricting our ability to use our cash as we would like. Our income tax returns are routinely subject to audits by tax authorities. Although we regularly assess the likelihood of adverse outcomes resulting from these examinations to determine our tax estimates, a final determination of tax audits or tax disputes could have an adverse effect on our results of operations and financial condition.

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

Changes in existing accounting or taxation rules or practices, new accounting pronouncements or taxation rules, or varying interpretations of current accounting pronouncements or taxation practice could have a significant adverse effect on our results of operations or the manner in which we conduct our business. Further, such changes could potentially affect our reporting of transactions completed before such changes are effective. For example, on December 1, 2009, we adopted revised accounting guidance for business combinations which requires acquisition related costs to be expensed as incurred, restructuring costs generally to be expensed in periods subsequent to the acquisition date, in-process research and development to be capitalized as an intangible asset with an indefinite life until completion or abandonment, and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period, which will impact income tax expense. The impact the guidance will have on our consolidated financial position, results of operations and cash flows will be dependent on the number and size of business combinations that we consummate subsequent to the adoption of the standard, as well as the valuation and allocation of the net assets acquired.

Compliance with changing regulations of corporate governance and public disclosure may result in additional expenses.

Because we are a publicly-traded company, we are subject to certain federal, state and other rules and regulations, including those required by the Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act, new regulations promulgated by the SEC and the rules of the Nasdaq Marketplace. These and other laws relating to corporate governance and public disclosure are resulting in increased general and administrative expenses for companies such as ours. These new or changed laws, regulations and standards are subject to varying interpretations in many cases, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in higher costs necessitated by ongoing revisions to disclosure and governance practices. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, we intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new or changed laws, regulations and standards result in different outcomes from those intended by regulatory or governing bodies, our business may be harmed.

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

Our software may have defects or errors that could lead to a loss of revenues or product liability claims.

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

We face a variety of risks in doing business with the U.S. and foreign governments, various state and local governments, and agencies, including risks related to the procurement process, budget constraints and cycles, termination of contracts and audits.

Our customers include the U.S. government and a number of state and local governments or agencies. There are a variety of risks in doing business with government entities, including:

Procurement. Contracting with public sector customers is highly competitive and can be time-consuming and expensive, requiring that we incur significant up-front time and expense without any assurance that we will win a contract.

Budgetary Constraints and Cycles. Demand and payment for our products and services are impacted by public sector budgetary cycles and funding availability, with funding reductions or delays adversely impacting public sector demand for our products and services.

Termination of Contracts. Public sector customers often have contractual or other legal rights to terminate current contracts for convenience or due to a default. If a contract is terminated for convenience, which can occur if the customer’s needs change, we may only be able to collect for products or services delivered prior to termination and settlement expenses. If a contract is terminated because of default, we may not recover even those amounts, and we may be liable for excess costs incurred by the customer for procuring alternative products or services.

Audits. The U.S. government and state and local governments and agencies routinely investigate and audit government contractors for compliance with a variety of complex laws, regulations, and contract provisions relating to the formation, administration or performance of government contracts, including provisions governing reports of and remittances of fees based on sales under government contracts, price protection, compliance with socio-economic policies, and other terms that are particular to government contracts. If, as a result of an audit or review, it is determined that we have failed to comply with such laws, regulations or contract provisions, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, refunds of a portion of fees received, suspension of payments, cost associated with the triggering of price reduction clauses, fines and suspensions or debarment from future government business, and we may suffer harm to our reputation if we are found to have violated terms of our government contracts.

Our customers also include a number of foreign governments and agencies. Similar procurement, budgetary, contract and audit risks also apply to our doing business with these entities. In addition, compliance with complex regulations and contracting provisions in a variety of jurisdictions can be expensive and consume significant management resources. In certain jurisdictions our ability to win business may be constrained by political and other factors unrelated to our competitive position in the market. Each of these difficulties could adversely affect our business and results of operations.

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

In addition to our Palo Alto campus and other facilities in the United States, we lease facilities in Maidenhead, England, to serve as our EMEA headquarters; as well as Pune, India; Munich, Germany; Gothenburg, Sweden; and Sydney, Australia; which are primarily used for sales, field support, or research and development. We also lease facilities in approximately 60 other cities throughout the world. Lease terms range from month-to-month on certain offices to ten years on certain direct leases. We are continuously evaluating the adequacy of existing facilities and additional facilities in new cities, and we believe that suitable additional space will be available in the future on commercially reasonable terms as needed.

ITEM 3.	LEGAL PROCEEDINGS

See Note 13 to our Consolidated Financial Statements included in this Annual Report on Form 10-K for information responsive to this item.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the NASDAQ Global Select Market (“NASDAQ”) under the symbol “TIBX.” The following table presents the high and low intra-day sale prices of our common stock on NASDAQ during the fiscal quarters indicated:

Fiscal Year 2011	High	Low
First quarter ended February 27, 2011	$25.94	$19.15
Second quarter ended May 29, 2011	$30.75	$22.87
Third quarter ended August 28, 2011	$31.45	$18.43
Fourth quarter ended November 30, 2011	$31.15	$19.52

Fiscal Year 2010
First quarter ended February 28, 2010	$9.94	$8.23
Second quarter ended May 30, 2010	$12.51	$9.17
Third quarter ended August 29, 2010	$14.37	$10.74
Fourth quarter ended November 30, 2010	$20.20	$14.01

Holders of Record

As of January 20, 2012, there were approximately 1,554 stockholders of record of our common stock.

Dividends

We have never declared or paid any cash dividends on our common stock, and we do not anticipate paying any cash dividends in the foreseeable future. In addition, our revolving credit facility restricts our ability to pay cash dividends, unless there is no default under the facility and our consolidated leverage ratio is less than 2.25:1.0 after giving effect to such dividend.

Equity Compensation Plan Information

For equity compensation plan information, please refer to Item 12 in Part III of this Annual Report on Form 10-K.

Performance Graph

The following graph compares the five-year cumulative total return to stockholders on our common stock for the period ending November 30, 2011, with the cumulative total return of the NASDAQ Composite Index and the S&P Information Technology Index. The graph assumes that $100.00 was invested on November 30, 2006 in each of our common stock, the NASDAQ Composite Index and the S&P Information Technology Index, and that all dividends were reinvested. No cash dividends have been declared or paid on our common stock. The comparisons in the table are required by the SEC and are not intended to forecast or be indicative of possible future performance of our common stock.

	As of November 30,
	2006	2007	2008	2009	2010	2011
TIBCO Software Inc.	$100.00	$84.10	$51.99	$92.37	$210.96	$294.31
NASDAQ Composite Index	$100.00	$110.56	$63.74	$90.28	$105.62	$111.92
S&P Information Technology Index	$100.00	$113.06	$64.13	$99.93	$110.48	$120.14

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On December 21, 2010, we announced that our Board of Directors approved a new stock repurchase program pursuant to which we may repurchase up to $300.0 million of our outstanding common stock from time to time in the open market or through privately negotiated transactions. In connection with the approval of this program, our Board of Directors also terminated our previous $300.0 million stock repurchase program from April 2010, and the remaining authorized amount of approximately $158.9 million under the April 2010 stock repurchase program was canceled. As of November 30, 2011, the remaining authorized amount for stock repurchases under the December 2010 stock repurchase program was approximately $105.9 million.

The following table provides information about the repurchase of our common stock during the three months ended November 30, 2011:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
September 1 – September 30	—	—	—	$154,783,099
October 1 – October 31	1,184,097	$24.50	1,184,097	$125,773,130
November 1 – November 30	701,000	$28.29	701,000	$105,940,701

Total	1,885,097	$25.91	1,885,097

ITEM 6.	SELECTED FINANCIAL DATA

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

All amounts presented in the table below are stated in thousands, except for per share data.

	Year Ended November 30,
	2011	2010	2009	2008	2007
Selected Consolidated Statements of Operations Data:
Revenue:
License	$377,618	$301,532	$247,237	$273,415	$259,313
Service and maintenance	542,628	452,475	374,151	371,056	318,073

Total revenue	920,246	754,007	621,388	644,471	577,386

Cost of revenue:
License	35,309	35,325	28,252	30,276	24,024
Service and maintenance	212,066	162,468	130,800	147,622	134,877

Total cost of revenue	247,375	197,793	159,052	177,898	158,901

Gross profit	672,871	556,214	462,336	466,573	418,485
Operating expenses:
Research and development	143,173	124,654	108,691	106,594	92,924
Sales and marketing	285,366	240,357	204,212	224,641	197,397
General and administrative	59,990	49,260	46,666	53,046	51,538
Amortization of acquired intangible assets	19,149	16,414	14,165	16,557	13,164
Acquisition related and other	1,840	3,421	—	—	—
Restructuring charges	8,926	6,953	—	—	(1,095)
Acquired in-process research and Development(1)	—	—	—	—	1,600

Total operating expenses	518,444	441,059	373,734	400,838	355,528

Income from operations	154,427	115,155	88,602	65,735	62,957
Interest and other income (expense), net	(472)	(160)	3,983	8,333	17,266
Interest expense	(4,020)	(4,123)	(2,968)	(3,238)	(2,824)

Income before income taxes and noncontrolling interest	149,935	110,872	89,617	70,830	77,399
Provision for income taxes	37,300	32,401	27,097	18,314	25,401

Net Income	112,635	78,471	62,520	52,516	51,998
Less: Net income attributable to noncontrolling interest	229	383	218	105	110

Net income attributable to TIBCO Software Inc.	$112,406	$78,088	$62,302	$52,411	$51,888

Net income per share attributable to TIBCO Software Inc.:
Basic	$0.70	$0.49	$0.37	$0.29	$0.26
Diluted	$0.65	$0.46	$0.36	$0.29	$0.25
Shares used in computing net income per share attributable to TIBCO Software Inc.:
Basic	161,469	160,959	168,970	180,525	198,885
Diluted	173,272	170,953	172,328	183,742	205,316

(1)

In the first quarter of fiscal year 2010, we adopted new guidance for business combinations which requires in-process research and development (“IPR&D”) to be capitalized at fair value as an indefinite-lived intangible asset until completion or abandonment. Prior to this adoption IPR&D was expensed upon acquisition.

	As of November 30,
	2011	2010	2009	2008	2007
Selected Consolidated Balance Sheets Data:
Cash, cash equivalents and short-term investments	$308,373	$245,493	$292,836	$267,473	$265,771
Working capital	192,263	168,853	218,055	195,822	238,894
Total assets	1,332,938	1,204,999	1,166,339	1,088,568	1,198,459
Total long-term debt	65,711	38,108	42,525	44,558	46,482
Total TIBCO Software Inc. stockholders’ equity	848,066	808,568	796,749	741,643	855,396

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our revenue consists primarily of license and maintenance fees from our customers, distributors and partners (including system integrators, resellers, professional service organizations and business partners who embed our software in their products). In addition, we receive fees from our customers for providing consulting services.

Our revenue is generally derived from a diverse customer base. No single customer represented greater than 10% of total revenue in fiscal years 2011, 2010 or 2009. As of November 30, 2011 and 2010, no single customer had a balance in excess of 10% of our net accounts receivable. We establish allowances for doubtful accounts based on our evaluation of collectability and an allowance for returns and discounts based on specifically identified credits and historical experience.

For the fiscal year ended November 30, 2011, we recorded total revenue of $920.2 million, an increase of 22% over fiscal year 2010. License revenue was $377.6 million, an increase of 25% over the previous year. In addition, we generated cash flow from operations of $208.0 million, for an increase of 40% year-over-year. Diluted earnings per share under generally accepted accounting principles in the United States of America (“GAAP”) was $0.65 in fiscal year 2011 as compared to $0.46 for the fiscal year 2010 for an increase of 41%. We ended the fiscal year 2011 with $308.4 million in cash, cash equivalents and short-term investments, while also having spent approximately $194.1 million to repurchase shares of our common stock during the fiscal year.

In fiscal year 2011, we acquired Nimbus Partners Limited (“Nimbus”), a provider of business process discovery and analysis applications that help companies drive adoption of business process initiatives and Loyalty Lab, Inc. (“Loyalty Lab”), an provider of loyalty management solutions allowing marketers to manage loyalty programs from their desktop. In fiscal year 2010, we acquired each of: Foresight Corporation (“Foresight”), a provider of Electronic Data Interchange (“EDI”) productivity tools and transaction automation solutions; Netrics.com, Inc. (“Netrics”), a provider of data quality software and services; Kabira Technologies, Inc. (“Kabira”), a provider of high performance transaction processing software solutions for communications service providers globally; Proginet Corporation (“Proginet”), a provider of managed file transfer solutions; and

OpenSpirit Corporation (“OpenSpirit”), a provider of data and application integration solutions for the exploration and production segment of the global oil and gas market. In fiscal year 2009, we acquired DataSynapse, Inc. (“DataSynapse”), a provider of enterprise grid and cloud computing software.

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

Critical Accounting Policies, Judgments and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our Consolidated Financial Statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates, assumptions and judgments that can have a significant impact on the reported amounts of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of our financial statements. We base our estimates, assumptions and judgments on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. On a regular basis we evaluate our estimates, assumptions and judgments and make changes accordingly. We also discuss our critical accounting estimates with the Audit Committee of our Board of Directors. We believe that the estimates, assumptions and judgments involved in revenue recognition, allowances for doubtful accounts, returns and discounts, stock-based compensation, business combination, impairment of goodwill, intangible and long-lived assets, and accounting for income taxes have the greatest potential impact on our Consolidated Financial Statements, so we consider these to be our critical accounting policies.

We discuss below the critical accounting estimates associated with these policies. Historically, our estimates, assumptions and judgments relative to our critical accounting policies have not differed materially from actual results. For further information on our significant accounting policies, see Note 2 to our Consolidated Financial Statements included in this Annual Report on Form 10-K.

Revenue Recognition.    License revenue consists principally of revenue earned under software license agreements. License revenue is generally recognized when a signed contract or other persuasive evidence of an arrangement exists, the software has been shipped or electronically delivered, the license fee is fixed or determinable and collection of the resulting receivable is probable. When contracts contain multiple software and software-related elements (for example software license, maintenance, and professional services) wherein Vendor-Specific Objective Evidence (“VSOE”) exists for all undelivered elements, we account for the delivered elements in accordance with the “Residual Method” prescribed by the authoritative guidance. VSOE of fair value for maintenance and support is established by a stated renewal rate, if substantive, included in the license arrangement or rates charged in stand-alone sales of maintenance and support. Revenue from subscription license agreements, which include software, rights to unspecified future products and maintenance, is recognized ratably over the term of the subscription period.

Provided all other revenue criteria are met, the upfront, minimum, non-refundable license fees from Original Equipment Manufacturer (“OEM”) customers are generally recognized upon delivery, and on-going royalty fees are generally recognized upon reports of units shipped. Revenue on shipments to resellers is recognized when all revenue criteria are met and is recorded net of related costs to the resellers.

Professional services revenue consists primarily of revenue received for assisting with the implementation of our software, on-site support, training and other consulting services. Many customers who license our software also enter into separate professional services arrangements with us. In determining whether professional services revenue should be accounted for separately from license revenue, we evaluate whether the professional services are considered essential to the functionality of the software using factors such as the nature of our software products; whether they are ready for use by the customer upon receipt; the nature of our implementation services, which typically do not involve significant customization to or development of the underlying software code; the availability of services from other vendors; whether the timing of payments for license revenue is coincident with performance of services; and whether milestones or acceptance criteria exist that affect the realizability of the software license fee. Substantially all of our professional services arrangements are billed on a time and materials basis and, accordingly, are recognized as the services are performed. Contracts with fixed or not-to-exceed fees are recognized on a proportional performance model based on actual services performed. If there is significant uncertainty about the project completion or receipt of payment for professional services, revenue is deferred until the uncertainty is sufficiently resolved. Training revenue is recognized as training services are delivered. VSOE of fair value of consulting and training services is based upon stand-alone sales of those services. Payments received in advance of consulting or training services performed are deferred and recognized when the related services are performed. Work performed and expenses incurred in advance of invoicing are recorded as unbilled receivables. These amounts are billed in the subsequent month. Our service and maintenance revenue includes reimbursable expenses of $11.6 million, $10.8 million and $8.1 million for the years ended November 30, 2011, 2010 and 2009, respectively.

For arrangements that do not qualify for separate accounting for the license and professional services revenues, including arrangements that involve significant modification or customization of the software, that include milestones or customer specific acceptance criteria that may affect collection of the software license fees, or where payment for the software license is tied to the performance of professional services, software license revenue is generally recognized together with the professional services revenue using either the completed-contract or percentage-of-completion method. The completed contract method is used for contracts where there is a risk over final acceptance by the customer or for contracts that are short term in nature. Under the percentage-of-completion method, revenue recognized is equal to the ratio of costs expended to date to the anticipated total contract costs, based on current estimates of costs to complete the project. If there are milestones or acceptance provisions associated with the contract, the revenue recognized will not exceed the most recent milestone achieved or acceptance obtained. If the total estimated costs to complete a project exceed the total contract amount, indicating a loss, the entire anticipated loss would be recognized in the current period.

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

In the first quarter of fiscal year 2011 we adopted the amended accounting guidance for certain multiple deliverable revenue arrangements that:

•	provides updated guidance on whether multiple deliverables exist, how the deliverables in an arrangement should be separated, and how the consideration should be allocated;

•

requires an entity to allocate revenue in an arrangement using the estimated selling price (“ESP”) of deliverables if a vendor does not have VSOE of selling price or third-party evidence (“TPE”) of selling price; and

•	eliminates the use of the residual method and require an entity to allocate revenue using the relative selling price method.

We occasionally enter into multiple element revenue arrangements in which a customer may purchase a combination of software licenses, hosting services, maintenance, professional services and hardware. For multiple element arrangements that contain non-software related elements, for example our hosting services, we allocate revenue to each non-software element based upon the estimated selling price of each, and if software and software-related elements are also included in the arrangement, to those elements as a group based on our ESP for the group. When applying the relative selling price method, we determine the selling price for each deliverable using VSOE of selling price, if it exists, then TPE of selling price. If neither VSOE nor TPE of selling price exist for a deliverable, we use our ESP for multiple element arrangements that include non-software components. Revenue allocated to each element is then recognized when the basic revenue recognition criteria are met for each element. The manner in which we account for multiple element arrangements that contain only software and software-related elements remains unchanged. Our non-software components of tangible products and software do not function together to provide the essential functionality of the product.

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

Allowances for Doubtful Accounts, Returns and Discounts.    We establish allowances for doubtful accounts, returns and discounts based on our review of credit profiles of our customers, contractual terms and conditions, current economic trends and historical payment, return and discount experience. We reassess the allowances for doubtful accounts, returns and discounts each period. Historically, our actual uncollectible accounts, returns, discounts and credits have been consistent with these provisions. However, unexpected events or significant future changes in trends could result in a material impact to our future statements of operations and of cash flows. If we made different judgments or utilized different estimates for any period, material differences in the amount and timing of revenue or bad debt expense recognized could result. Our allowances for doubtful accounts, returns and discounts as a percentage of net revenues were approximately 1% in each of fiscal years 2011, 2010 and 2009. See Note 6 to our Consolidated Financial Statements included in this Annual Report on Form 10-K for a summary of activities during the years reported.

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

During fiscal year 2010, we granted our section 16 officers and certain non-section 16 employees performance-based restricted stock units (“PRSUs”). We recognize the stock-based compensation expense for our PRSUs based on the probability of achieving certain performance criteria, as defined in the PRSUs agreement. We then estimate the most probable period in which the performance criteria will be met, if at all. Under the terms of the PRSUs, 20% of the PRSUs will be forfeited if, in the fiscal year following achievement of the applicable performance goals, our non-GAAP EPS falls by 10% or more as compared to the non-GAAP EPS achieved for the year that the performance goals were achieved. Therefore, we also assess the probability of this forfeiture when analyzing our stock-based compensation costs for the PRSUs. On a quarterly basis management calculates, based on these estimates, the appropriate compensation cost over the requisite service period using the graded vesting attribution method and then books an adjustment to compensation expense in that reporting period. Due to the long-term nature of the performance goals, assessing the probability of achieving these goals is a subjective process that requires judgment. A deferred tax asset is recorded over the vesting period as stock-based compensation expense is recorded. Our ability to realize the deferred tax asset is ultimately based on the actual value of the stock-based awards upon exercise or release of the restricted stock unit. If the actual value is lower than the fair value determined on the date of grant, it would result in an increase to our income tax expense for the portion of the deferred tax asset that cannot be realized. This could have a material adverse effect on our financial results.

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

Business Combinations.    In accordance with authoritative guidance, we allocate the purchase price of acquired companies to the tangible and intangible assets acquired and liabilities assumed, as well as to in-process research and development, based upon their estimated fair values at the acquisition date. The purchase price allocation process requires our management to make significant estimates and assumptions, especially at the acquisition date with respect to intangible assets, support obligations assumed, estimated restructuring liabilities and pre-acquisition contingencies.

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

In the first quarter of fiscal year 2010, we adopted the revised accounting guidance related to business combinations. Under the revised accounting guidance, accounting for deferred tax asset valuation allowances, integration costs and uncertain tax position liabilities and costs incurred to effect an acquisition generally results in the recording of expense to our operations as these costs are incurred. This contrasts with how we accounted for these items in prior periods according to the previous accounting guidance, which generally required that these items be included as a part of the purchase price allocation for the business combination and generally did not impact our results of operations. As a result of the adoption, we will record additional restructuring, income tax and acquisition related and other expenses if incurred in our results of operations for any prospective acquisitions that we consummate. The amount, timing and frequency of such expenses are difficult to predict and could materially affect our results of operations and financial position.

Impairment of Goodwill, Intangible Assets and Long-Lived Assets.    Our goodwill and intangible assets result from our corporate acquisition transactions. Goodwill and intangible assets with indefinite useful lives are not amortized, but are instead tested for impairment at least annually or as circumstances indicate their value may no longer be recoverable. We do not carry any intangible assets with indefinite useful lives other than goodwill and in-process research and development. We perform our annual impairment test at the end of the fiscal year. As we operate our business in one reporting unit, our goodwill is tested for impairment at the enterprise level. Goodwill impairment testing is a two-step process. For the first step, we screen for impairment, and if any possible impairment exists, we undertake a second step of measuring such impairment by performing the discounted cash flow analyses. These analyses are based on cash flow assumptions that are consistent with the plans and estimates being used to manage our business. In the first step, we review the carrying amount of our reporting unit at enterprise level compared to the “fair value” of the enterprise based on quoted market prices of our common stock. An excess carrying value to fair value would indicate that goodwill may be impaired. If we determined that goodwill may be impaired, then we would compare the “implied fair value” of the goodwill. We periodically re-evaluate our business and have determined that we continue to operate in one segment, which we consider our sole reporting unit. If our assumptions change in the future, we may be required to record impairment charges to reduce the carrying value of our goodwill. Changes in the valuation of goodwill could materially impact our operating results and financial position.

We evaluate the recoverability of our long-lived assets including amortizable intangible and tangible assets in accordance with authoritative guidance. When events or changes in circumstances indicate that the carrying amount of long-lived assets may not be recoverable, we recognize such impairment in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets. Our acquired intangible assets with definite useful lives are amortized on a straight line basis over their useful lives, and periodically tested for impairment. As of November 30, 2011, we had $451.8 million of goodwill, $89.9 million of property and equipment and $97.3 million of acquired intangible assets. If our estimates or the related assumptions change in the future, we may be required to record impairment charges to reduce the carrying value of these assets. Changes in the valuation of long-lived assets could materially impact our operating results and financial position.

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

We account for uncertain tax issues pursuant to authoritative guidance based on a two-step approach to recognize and measure uncertain tax positions taken or expected to be taken in a tax return. The first step is to determine if the weight of available evidence indicates that it is more likely than not that the tax position will be sustained on audit, including resolution of any related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. We adjust reserves for our uncertain tax positions due to changing facts and circumstances, such as the closing of a tax audit, or refinement of estimates. To the extent that the final outcome of these matters is different than the amounts recorded, such differences will impact our tax provision in our Consolidated Statements of Operations in the period in which such determination is made.

We assess the likelihood that we will be able to recover our deferred tax assets. We consider all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. If it is not more likely than not that we will recover our deferred tax assets, we will increase our provision for taxes by recording a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable. The available positive evidence at November 30, 2011 included historical operating profits and a projection of future income sufficient to realize most of our remaining deferred tax assets. As of November 30, 2011, it was considered more likely than not that our deferred tax assets would be realized with the exception of certain capital loss carryovers as we are unable to forecast sufficient future capital gains to realize the deferred tax assets. The valuation allowance of approximately $5.6 million as of November 30, 2011 will result in an income tax benefit if and when we conclude it is more likely than not that the related deferred tax assets will be realized.

As of November 30, 2011, we believed that the amount of deferred tax assets recorded on our balance sheet would ultimately be recovered. However, should there be a change in our ability to recover our deferred tax assets, our tax provision would increase in the period in which we determine that it is more likely than not that we cannot recover our deferred tax assets.

U.S. income taxes and foreign withholding taxes have not been provided on a cumulative total of $142.5 million of undistributed earnings for certain non-U.S. subsidiaries. With the exception of our subsidiaries in the United Kingdom and Japan, net undistributed earnings of our foreign subsidiaries are considered to be indefinitely reinvested, and accordingly, no provision for U.S. income taxes has been provided thereon. We have sufficient cash reserves in the U.S. and do not require repatriation of our foreign earnings. We intend to use the undistributed earnings for acquisitions, local operations expansion and to meet local operating expense requirements. Upon distribution of these earnings in the form of dividends or otherwise, we will be subject to U.S. income taxes net of available foreign tax credits associated with these earnings. Determination of the amount of unrecognized deferred tax liability related to these earnings is not practicable.

See Note 18 to our Consolidated Financial Statements included in this Annual Report on Form 10-K.

Results of Operations

The following table presents certain Consolidated Statements of Operations data as percentages of total revenue for the periods indicated:

	Year Ended November 30,
	2011	2010	2009
Revenue:
License	41%	40%	40%
Service and maintenance	59	60	60

Total revenue	100	100	100

Cost of revenue:
License	4	5	5
Service and maintenance	23	22	21

Total cost of revenue	27	27	26

Gross profit	73	73	74

Operating expenses:
Research and development	16	17	17
Sales and marketing	31	32	33
General and administrative	6	6	8
Amortization of acquired intangible assets	2	2	2
Acquisition related and other	—	—	—
Restructuring charges	1	1	—

Total operating expenses	56	58	60

Income from operations	17	15	14
Interest income	—	—	—
Interest expense	(1)	(1)	—
Other income (expense), net	—	—	—

Income before provision for income taxes and noncontrolling interest	16	14	14
Provision for income taxes	4	4	4

Net income	12	10	10
Less: Net income attributable to noncontrolling interest	—	—	—

Net income attributable to TIBCO Software Inc.	12%	10%	10%

Our Consolidated Results of Operations have included incremental revenue and expenses related to the acquisitions of Nimbus and Loyalty Lab in fiscal year 2011, Foresight, Netrics, Kabira, Proginet, and OpenSpirit in fiscal year 2010 and DataSynapse in fiscal year 2009. In connection with these acquisitions, we have incurred additional expenses, including amortization of intangible assets and acquired technology; stock-based compensation; personnel and related costs; facility and infrastructure costs; and other charges.

All amounts presented in the tables in the Results of Operations are stated in thousands of dollars, except percentages and unless otherwise stated.

Total Revenue

Our total revenue consisted primarily of license, service and maintenance fees from our customers, distributors and partners.

	Year Ended November 30,			Percentage Change
	2011	2010	2009	2010 to 2011	2009 to 2010
Total revenue	$920,246	$754,007	$621,388	22%	21%

Total revenue in fiscal year 2011 compared to fiscal year 2010 increased by $166.2 million or 22%. The increase was primarily due to a $76.1 million or 25% increase in license revenue and a $90.2 million or 20% increase in service and maintenance revenue. Geographically, we experienced growth in total revenue from all regions in fiscal year 2011. Our total revenue increased by $96.7 million or 24% in Americas, $52.0 million or 19% in EMEA and $17.6 million or 25% in APJ in fiscal year 2011. See Note 21 to our Consolidated Financial Statements included in this Annual Report on Form 10-K for further details on total revenue by region.

We had no single customer that accounted for more than 10% of total revenue in fiscal years 2011, 2010 or 2009. Our products are licensed by companies worldwide in diverse industries, including financial services, telecommunications, government, energy, life sciences, insurance, logistics, manufacturing, retail, and transportation sectors.

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

License Revenue

	Year Ended November 30,			Percentage Change
	2011	2010	2009	2010 to 2011	2009 to 2010
License revenue	$377,618	$301,532	$247,237	25%	22%
Percentage of total revenue	41%	40%	40%

We license a wide range of products to customers in various industries and geographic regions. License revenue increased by $76.1 million or 25% in fiscal year 2011 compared to fiscal year 2010. The increase consisted of a $25.4 million increase in SOA and core infrastructure, a $42.1 million increase in business optimization and an $8.5 million increase in process automation and collaboration. License revenue increased by $54.3 million or 22% in fiscal year 2010 compared to fiscal year 2009. The increase consisted of a $32.8 million increase in SOA and core infrastructure, a $19.5 million increase in business optimization and a $2.0 million increase in process automation and collaboration.

Our license revenue in fiscal years 2011, 2010 and 2009 was derived as follows:

	Year Ended November 30,
	2011	2010	2009
SOA and core infrastructure	56%	62%	62%
Business optimization	33	27	25
Process automation and collaboration	11	11	13

Total license revenue	100%	100%	100%

Our license revenue in a particular period is dependent upon the timing, number and size of license deals. Selected data about our license revenue deals recognized for the respective periods is summarized as follows:

	Year Ended November 30,
	2011	2010	2009
Number of license deals of $1.0 million or more	84	60	58
Number of license deals of $0.1 million or more	534	458	366
Average size of license deals of $0.1 million or more (in millions)	$0.7	$0.6	$0.6

Cost of License Revenue

	Year Ended November 30,			Percentage Change
	2011	2010	2009	2010 to 2011	2009 to 2010
Cost of license revenue	$35,309	$35,325	$28,252	—%	25%
Percentage of total revenue	4%	5%	5%
Percentage of license revenue	9%	12%	11%

Cost of license revenue mainly consisted of royalty costs and amortization of developed technologies acquired through acquisitions. Cost of license revenue remained unchanged in fiscal year 2011 compared to fiscal year 2010, and increased by $7.1 million or 25% in fiscal year 2010 compared to fiscal year 2009. The cost of license revenue in fiscal year 2011 remained unchanged as a $1.7 million increase in royalty costs and a $0.3 million increase in subcontractor costs were partially offset by a $1.4 million decrease in cost of goods sold and a $0.6 million decrease in amortization of acquired technologies. The increase in fiscal year 2010 was primarily due to a $2.6 million increase in amortization of acquired technologies, a $2.6 million increase in royalty costs and a $2.0 million increase in cost of goods sold.

Service and Maintenance Revenue and Costs

	Year Ended November 30,			Percentage Change
	2011	2010	2009	2010 to 2011	2009 to 2010
Service and maintenance revenue	$542,628	$452,475	$374,151	20%	21%
Percentage of total revenue	59%	60%	60%
Cost of service and maintenance revenue	$212,066	$162,468	$130,800	31%	24%
Percentage of total revenue	23%	22%	21%
Percentage of service and maintenance revenue	39%	36%	35%

Service and maintenance revenue increased by $90.2 million or 20% in fiscal year 2011 compared to fiscal year 2010. The increase in fiscal year 2011 was the result of a $43.2 million increase in maintenance revenue and a $46.9 million increase in consulting and training services revenue. Service and maintenance revenue increased by $78.3 million or 21% in fiscal year 2010 compared to fiscal year 2009. The increase in fiscal year 2010 was the result of a $42.4 million increase in maintenance revenue and a $35.9 million increase in consulting and training services revenue. Maintenance revenue increased primarily due to continued growth in our installed software base in fiscal years 2011 and 2010. In fiscal year 2011, consulting revenue increased due to an increase in both the number and size of engagements, reflecting our increased focus on providing more services to our customers.

Cost of service and maintenance revenue consisted primarily of compensation and other related expenses for consultants, customer support personnel and third-party contractors associated with providing consulting services and stock-based compensation expense. The $49.6 million or 31% increase in fiscal year 2011 compared to fiscal year 2010 resulted primarily from an increase of $28.7 million in employee-related expenses, an increase of $11.3 million in subcontractors costs, an increase of $3.8 million in travel expenses, an increase of $3.7 million in facilities expenses and an increase of $1.5 million in cost of services. Increased employee-related expenses were primarily due to an increase in professional services and customer support staff. Increased subcontractors costs were also directly related to increased service revenue in fiscal year 2011. The $31.7 million or 24% increase in fiscal year 2010 compared to fiscal year 2009 resulted primarily from an increase of $19.5 million in employee-related expenses, an increase of $6.9 million in subcontractors costs, an increase of $3.8 million in travel expenses and an increase of $1.0 million in facilities expenses. Increased employee-related expenses were primarily due to an increase in professional services and customer support staff. Increased subcontractors costs were also directly related to increased service revenue in fiscal year 2010.

Research and Development Expenses

Research and development expenses consisted primarily of employee-related expenses, including salary, bonus, benefits, stock-based compensation expenses, recruiting expense and office support, third-party contractor fees and related costs associated with the development and enhancement of our products.

	Year Ended November 30,			Percentage Change
	2011	2010	2009	2010 to 2011	2009 to 2010
Research and development expenses	$143,173	$124,654	$108,691	15%	15%
Percentage of total revenue	16%	17%	17%

Total research and development expenses increased by $18.5 million or 15% in fiscal year 2011 compared to fiscal year 2010, primarily due to a $17.0 million increase in employee-related expenses and a $1.4 million increase in facilities expenses. The increase in employee-related expenses was primarily due to an increase in headcount and variable compensation.

Total research and development expenses increased by $16.0 million or 15% in fiscal year 2010 compared to fiscal year 2009, primarily due to a $13.7 million increase in employee-related expenses and a $1.6 million increase in facilities expenses. The increase in employee-related expenses was primarily due to an increase in headcount and variable compensation.

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

	Year Ended November 30,			Percentage Change
	2011	2010	2009	2010 to 2011	2009 to 2010
Sales and marketing expenses	$285,366	$240,357	$204,212	19%	18%
Percentage of total revenue	31%	32%	33%

Total sales and marketing expenses increased by $45.0 million or 19% in fiscal year 2011 compared to fiscal year 2010, primarily due to a $35.7 million increase in employee-related expenses, a $5.3 million increase in travel expenses, a $3.4 million increase in consulting expenses and a $2.3 million increase in facilities expenses. The increase in employee-related expenses was primarily due to an increase in headcount and variable compensation. The increase in travel expenses was due to increased sales activities.

Total sales and marketing expenses increased by $36.1 million or 18% in fiscal year 2010 compared to fiscal year 2009, primarily due to a $29.7 million increase in employee-related expenses, a $5.6 million increase in travel expenses and a $2.1 million increase in marketing programs, which were partially offset by a $1.1 million decrease in referral fees. The increase in employee-related expenses was primarily due to an increase in headcount and variable compensation. The increase in travel expenses and marketing programs was due to increased sales and marketing activities.

General and Administrative Expenses

General and administrative expenses consisted primarily of employee-related expenses, including salary, bonus, benefits, stock-based compensation expenses, recruiting expense and office support, and related costs for general corporate functions such as executive, legal, finance, accounting and human resources.

	Year Ended November 30,			Percentage Change
	2011	2010	2009	2010 to 2011	2009 to 2010
General and administrative expenses	$59,990	$49,260	$46,666	22%	6%
Percentage of total revenue	7%	7%	8%

Total general and administrative expenses increased by $10.7 million or 22% in fiscal year 2011 compared to fiscal year 2010, primarily due to a $7.1 million increase in employee-related expenses and a $3.7 million increase in professional service expenses.

Total general and administrative expenses increased by $2.6 million or 6% in fiscal year 2010 compared to fiscal year 2009, primarily due to a $4.9 million increase in employee-related expenses, which was partially offset by a $2.9 million decrease in fees and charges.

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

	Year Ended November 30,			Percentage Change
	2011	2010	2009	2010 to 2011	2009 to 2010
Amortization of acquired intangible assets:
In cost of revenue	$15,512	$16,080	$13,463
In operating expenses	19,149	16,414	14,165

Total amortization expenses	$34,661	$32,494	$27,628	7%	18%

Percentage of total revenue	4%	4%	4%

Amortization expenses increased by $2.2 million or 7% in fiscal year 2011 compared to fiscal year 2010. The increases in amortization expenses in fiscal year 2011 were primarily due to intangible assets acquired through our acquisitions in fiscal year 2011. Amortization expenses increased by $4.9 million or 18% in fiscal year 2010 compared to fiscal year 2009. The increases in amortization expenses in fiscal year 2010 were primarily due to intangible assets acquired through our acquisitions in fiscal year 2010. See Note 8 to our Consolidated Financial Statements included in this Annual Report on Form 10-K for further details on acquired intangible assets.

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

	Year Ended November 30,			Percentage Change
	2011	2010	2009	2010 to 2011	2009 to 2010
Acquisition related and other expenses
Transitional and other employee related costs	$37	$349	$—
Professional services fees and Other	1,803	3,072	—

Total acquisition related and other expenses	$1,840	$3,421	$—	(46)%	n/a

Percentage of total revenue	—%	—%	—%

Restructuring Charges

	Year Ended November 30,			Percentage Change
	2011	2010	2009	2010 to 2011	2009 to 2010
Restructuring charges	$8,926	$6,953	$—	28%	n/a
Percentage of total revenue	1%	1%	—%

During fiscal year 2011, we recorded $8.9 million in restructuring charges related to our 2011 restructuring plan and our 2010 restructuring plan. The restructuring charges were primarily related to excess facilities and other corporate actions aimed to increase efficiencies and reduce redundancies, including those arising from recent acquisitions. During fiscal year 2010, we recorded $7.0 million in restructuring charges related our 2010 restructuring plan. The restructuring charges were primarily related to excess facilities and other corporate actions arising from the recent acquisition of Kabira. Also see Note 9 to our Consolidated Financial Statements included in this Annual Report on Form 10-K for further discussion on restructuring charges.

Stock-Based Compensation

The stock-based compensation expenses included in our statements of operations corresponding to the same functional lines as cash compensation paid to the same employees in the respective departments are as follows:

	Year Ended November 30,			Percentage Change
	2011	2010	2009	2010 to 2011	2009 to 2010
Stock-based compensation expenses:
Cost of license	$26	$26	$39
Cost of service and maintenance	4,689	2,883	2,487

Total in cost of revenue	4,715	2,909	2,526	62%	15%
Research and development	11,441	8,065	5,597
Sales and marketing	17,206	11,390	7,440
General and administrative	15,505	9,884	7,983

Total in operating expenses	44,152	29,339	21,020	50%	40%

Total	$48,867	$32,248	$23,546	52%	37%

Percentage of total revenue	5%	4%	4%

Total stock-based compensation expenses increased by $16.6 million or 52% in fiscal year 2011 compared to fiscal year 2010. The increase is primarily due to a $9.2 million increase in stock-based compensation expenses related to PRSUs and a $5.9 million increase in stock-based compensation expenses related to service-based stock awards.

Total stock-based compensation expenses increased by $8.7 million or 37% in fiscal year 2010 compared to fiscal year 2009. The increase is primarily due to $5.0 million in stock-based compensation expenses related to PRSUs.

Interest Income

	Year Ended November 30,			Percentage Change
	2011	2010	2009	2010 to 2011	2009 to 2010
Interest income	$1,374	$1,349	$2,265	2%	(40)%
Percentage of total revenue	—%	—%	—%

Interest income increased 2% in fiscal year 2011 compared to fiscal year 2010 and decreased by $0.9 million or 40% in fiscal year 2010 compared to fiscal year 2009. The decreases in interest income in fiscal year 2010 compared to fiscal year 2009 were primarily due to significantly lower returns from investments.

Interest Expense

	Year Ended November 30,			Percentage Change
	2011	2010	2009	2010 to 2011	2009 to 2010
Interest expense	$(4,020)	$(4,123)	$(2,968)	(2)%	39%
Percentage of total revenue	1%	1%	—%

Interest expense is primarily related to the outstanding borrowings under our mortgage note and unsecured revolving credit facility.

Interest expense decreased 2% in fiscal year 2011 compared to fiscal year 2010 and increased by $1.2 million or 39% in fiscal year 2010 compared to fiscal year 2009. The increase in fiscal year 2010 was primarily due to the fees on the unsecured revolving credit facility. See Note 10 to our Consolidated Financial Statements included in this Annual Report on Form 10-K for further detail on the credit facility and mortgage note.

Other Income (Expense), net

Other income (expense), net, included realized gains and losses on investments, foreign exchange gain (loss) and other miscellaneous income and expense items.

	Year Ended November 30,			Percentage Change
	2011	2010	2009	2010 to 2011		2009 to 2010
Other income (expense):
Foreign exchange gain (loss)	$(1,916)	$(1,914)	$1,655
Realized gain (loss) on investments	31	444	(108)
Other income (expense), net	39	(39)	171

Total other income (expense), net	$(1,846)	$(1,509)	$1,718	*	%	*	%

Percentage of total revenue	—%	—%	—%

*	Percentage is not meaningful

The decrease in other income (expense) of $0.3 million in fiscal year 2011 compared to fiscal year 2010 was primarily due to a $0.4 million decrease in realized gain (loss) on investments.

The decrease in other income (expense) in absolute dollars in fiscal year 2010 compared to fiscal year 2009 was primarily due to $1.9 million of foreign exchange losses in fiscal year 2010 compared to $1.7 million of foreign exchange gains in fiscal year 2009.

Income Taxes

	Year Ended November 30,			Percentage Change
	2011	2010	2009	2010 to 2011	2009 to 2010
Provision for (benefit from) income tax	$37,300	$32,401	$27,097	15%	20%
Effective tax rate	25%	29%	30%

The effective tax rate was 25%, 29% and 30% in fiscal years 2011, 2010 and 2009, respectively. The effective tax rate in fiscal years 2011, 2010 and 2009 differed from the statutory rate of 35% primarily due to the benefits resulting from the reorganization of certain foreign entities, foreign income taxed at rates lower than the U.S. statutory rate, release of valuation allowance, domestic manufacturing incentives and research and development credits which was partially offset by the tax impact of certain stock compensation charges, acquisition related costs and state income tax expense.

The expiration of a statute of limitations in the United Kingdom resulted in a favorable tax effect of $2.5 million of which $2.3 million has been recorded as a discrete item in the second quarter of fiscal year 2010.

Additionally, a $3.2 million tax benefit primarily related to lapses of statutes of limitations and reinstatement of federal research and development credit is recorded in the first quarter of fiscal year 2011.

Effective December 1, 2010, TIBCO changed its organizational operating structure which results in the centralization of the majority of its international operations in the Netherlands. As a result of the change we anticipate that a portion of our consolidated pre-tax income will be subject to foreign tax at comparatively lower tax rates than the United States federal statutory tax rate. Recent statements from the Internal Revenue Service have indicated their intent to seek greater disclosure by companies of their reserves for uncertain tax positions. Our future effective income tax rates could be adversely affected if tax authorities challenge our international tax structure or if the relative mix of United States and international income changes for any reason.

On December 17, 2010, the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010 (H.R. 4853) was signed into law which extends the federal research and development credit through December 31, 2011. The federal research and development credit was reinstated retroactively to January 1, 2010. The fiscal year 2010 credit is $2.5 million, of which $0.2 million was recognized as research and development credit in fiscal year 2010 because the research and development credit was only available for the month of December 2009. We recognized the retroactive benefit for the eleven months of the federal research and development credit of $2.3 million as a discrete item in the first quarter of fiscal year 2011, the period in which the reinstatement was enacted. In addition, there have been several international tax provisions recently enacted which could impact our effective tax rate and we continue to evaluate the potential impact.

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

See Note 18 to our Consolidated Financial Statements included in this Annual Report on Form 10-K.

Liquidity and Capital Resources

Current Cash Flows

As of November 30, 2011, we had cash and cash equivalents totaling $308.1 million, representing an increase of $64.2 million from November 30, 2010. As of November 30, 2011, $177.9 million of our cash and cash equivalents were held by our foreign subsidiaries. Our current intention is to permanently reinvest the majority of our earnings from foreign operations. Our current plans do not anticipate a need to repatriate cash to fund our domestic operations. In the event cash from foreign operations is needed to fund operations in the U.S., we would be subject to additional income taxes in the United States reduced by any foreign taxes paid on these earnings.

Net cash provided by operating activities in fiscal year 2011 was $208.0 million, resulting from net income of $112.6 million, adjusted for $65.0 million in non-cash charges and a $30.4 million net change in assets and liabilities. The non-cash charges included depreciation and amortization, stock-based compensation, tax benefits related to stock benefit plans, deferred income tax and other non-cash adjustments, less excess tax benefits from stock-based compensation recorded in financing activities. Net change in assets and liabilities included an increase in accounts receivable due to increased total revenue in the fourth quarter of fiscal year 2011, a decrease in prepaid expenses and other assets, an increase in accounts payable, an increase in accrued liabilities and restructuring costs and an increase in deferred revenue.

To the extent that non-cash items increase or decrease our future operating results, there will be no corresponding impact on our cash flows. After excluding the effects of these non-cash charges, the primary changes in cash flows relating to operating activities result from changes in working capital. Our primary source of operating cash flows is the collection of accounts receivable from our customers, including maintenance which is typically invoiced annually in advance. Our operating cash flows are also impacted by the timing of payments to our vendors for accounts payable and other liabilities. We generally pay our vendors and service providers in accordance with the invoice terms and conditions. The timing of cash payments in future periods will be impacted by the terms of accounts payable arrangements.

Net cash used in investing activities was $79.4 million in fiscal year 2011, resulting primarily from cash used, net of cash acquired, of $63.6 million for the Nimbus and Loyalty Lab acquisitions, cash used of $14.0 million in capital expenditures and $3.2 million in restricted cash pledged as security which were partially offset by $1.5 million of proceeds from short-term investments.

Net cash used in financing activities was $61.7 million in fiscal year 2011, resulting primarily from our $194.1 million repurchase of shares of our common stock on the open market, $17.9 million in withholding taxes related to restricted stock net share settlement and a $2.3 million repayment of long-term debt, less $80.6 million cash received from the exercise of stock options and the sale of stock under our Employee Stock Purchase Program, $42.0 million in excess tax benefits from stock-based compensation and $30.0 million in proceeds from borrowing under our line of credit.

On December 21, 2010, we announced that our Board of Directors approved a new stock repurchase program pursuant to which we may repurchase up to $300.0 million of our outstanding common stock from time to time in the open market or through privately negotiated transactions. In connection with the approval of this program, our Board of Directors also terminated our previous $300.0 million stock repurchase program from April 2010, and the remaining authorized amount of $158.9 under that program was canceled.

In fiscal year 2011, we repurchased 7.3 million shares of our outstanding common stock at an average price of $26.55 per share pursuant to the programs, for an aggregate purchase price of $194.1 million. As of November 30, 2011, the remaining authorized amount for stock repurchases under the December 2010 stock repurchase program was approximately $105.9 million.

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

Lines of Credit

In November 2009, we entered into a $150.0 million unsecured revolving credit facility (the “Credit Agreement”) that matures in November 2012. The revolving credit facility is available for cash borrowings up to $150.0 million, with a sublimit for the issuance of standby letters of credit in a face amount up to $25.0 million and swing line loans up to $10.0 million. As of November 30, 2011, $30.0 million were outstanding under the credit facility. Revolving loans accrue interest at a per annum rate based on either (i) the base rate plus a margin ranging from 2.25% to 3.00%, depending on TIBCO’s consolidated leverage ratio or (ii) the LIBOR rate plus a margin ranging from 3.25% to 4.00%, depending on TIBCO’s consolidated leverage ratio, for various interest periods. The base rate is defined as the highest of (i) the administrative agent’s prime rate (ii) the federal funds rate plus a margin equal to 0.50%, and (iii) except during a period when LIBOR rates are unavailable, the LIBOR rate for a one month interest period plus a margin equal to 1.00%. Swing line loans accrue interest at a per annum rate based on the base rate plus a margin ranging from 2.25% to 3.00%. A commitment fee is applied to the un-borrowed amount at a per annum rate ranging from 0.50% to 0.75%. Under this Credit Agreement, we must maintain a minimum consolidated interest coverage ratio of 3.5:1.0 and a maximum consolidated leverage ratio of 2.5:1.0 in addition to other customary affirmative and negative covenants. As of November 30, 2011, we were in compliance with all covenants under the Credit Agreement.

In December 2011, we and one of our subsidiaries entered into an Amended and Restated Credit Agreement providing for borrowings in an amount of up to $250.0 million that matures in December 2016 (the “Amended Credit Agreement”). TIBCO has an option to request that the lenders thereunder increase the available commitments by up to $100.0 million. For further discussion on the Amended Credit Agreement, see Note 23 to our Consolidated Financial Statements included in this Annual Report on Form 10-K.

We also have a $20.0 million revolving line of credit that matures in November 2012. The revolving line of credit is available for cash borrowings and for the issuance of letters of credit up to $20.0 million. As of November 30, 2011, no borrowings were outstanding under the facility and three irrevocable letters of credit in the amounts of $13.0 million, approximately $1.0 million and $0.4 million were outstanding, leaving approximately $5.6 million of available credit for additional letters of credit or cash borrowings. The $13.0 million irrevocable letter of credit outstanding was issued in connection with the mortgage note payable. The letter of credit automatically renews for successive one-year periods, until the mortgage note payable has been satisfied in full. The approximate $1.0 million and $0.4 irrevocable letters of credit outstanding were issued in connection with two sales transactions denominated in foreign currency and will remain outstanding until July 2012 and November 2012, respectively. The line of credit, as amended, contains financial covenants identical to those of the Credit Agreement, as well as other customary affirmative and negative covenants. As of November 30, 2011, we were in compliance with all covenants under the revolving line of credit.

Guarantee Credit Line

We have an approximately $13.4 million revolving guarantee credit line available for issuance of bank guarantees denominated in foreign currency. Issued bank guarantees were approximately $11.4 million and $8.6 million in fiscal years 2011 and 2010, respectively, and were collateralized by pledging the equivalent amount under restricted cash as required under our guarantee credit line. Other various contractual commitments also require us to pledge cash as security under restricted cash. As of November 30, 2011 and 2010, we had restricted cash of $13.8 million and $10.5 million, respectively, which is included in Other Assets on our Consolidated Balance Sheets.

Commitments

In June 2003, we purchased our corporate headquarters with a $54.0 million mortgage note to lower our operating costs. The mortgage note payable carries a 20-year amortization and a fixed annual interest rate of 5.50%. The principal balance of $34.4 million that will be remaining at the end of the 10-year term will be due as a final lump sum payment on July 1, 2013. Under the applicable terms of the mortgage note agreements, we are prohibited from acquiring another company without prior consent from the lender unless we maintain at least $50.0 million of cash or cash equivalents and meet other non-financial terms as defined in the agreements. In addition, we are subject to certain non-financial covenants as defined in the agreements. We were in compliance with all covenants as of November 30, 2011.

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

As of November 30, 2011, our contractual commitments associated with indebtedness, lease obligations and restructuring are as follows (in thousands):

	Total	2012	2013	2014	2015	2016	Thereafter
Operating commitments:
Debt principal(1)	$68,108	$32,397	$35,711	$—	$—	$—	$—
Debt interest	3,319	2,036	1,283	—	—	—	—
Operating leases	30,766	9,441	7,433	5,339	3,153	1,911	3,489

	102,193	43,874	44,427	5,339	3,153	1,911	3,489

Restructuring-related commitments:
Gross lease obligations	846	741	105	—	—	—	—
Committed sublease income	(433)	(366)	(67)	—	—	—	—

	413	375	38	—	—	—	—

Total commitments	$102,606	$44,249	$44,465	$5,339	$3,153	$1,911	$3,489

(1)	For fiscal year 2012, the debt principle includes $30.0 million outstanding balance under the credit facility that is shown as long-term debt on the balance sheet due to the Company’s intent and ability to refinance on a long-term basis under the Amended Credit Agreement.

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

Future minimum lease payments under restructured non-cancelable operating leases as of November 30, 2011 are included in Accrued Restructuring Costs on our Consolidated Balance Sheets. See also Note 9 to our Consolidated Financial Statements included in this Annual Report on Form 10-K for further details on accrued restructuring costs.

The above commitment table does not include approximately $20.8 million of long-term income tax liabilities recorded in accounting for uncertainty in income taxes due to the fact that we are unable to reasonably estimate the timing of these potential future payments.

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

Off-Balance Sheet Arrangements

As of November 30, 2011, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

Recent Accounting Pronouncements

Recent accounting pronouncements are detailed in Note 2 to our Consolidated Financial Statements included in this Annual Report on Form 10-K.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to the impact of foreign currency fluctuations and interest rate changes.

Foreign Currency Risk

We conduct business in the Americas, EMEA and APJ. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or changes in economic conditions in foreign markets. While the majority of our transactions are currently made in U.S. dollars, we transact business in approximately 20 foreign currencies worldwide, of which the most significant to our operations in fiscal year 2011 was the Euro. We enter into forward contracts with financial institutions to manage our currency exposure related to certain net assets and liabilities denominated in foreign currencies, and these forward contracts are generally settled monthly. We do not enter into derivative financial instruments for trading purposes.

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

As of November 30, 2011, we had four outstanding forward contracts denominated in United States dollars and five outstanding forward contracts denominated in Euros, which are summarized as follows (in thousands):

	Notional Value Local Currency	Notional Value USD	Fair Value Gain (Loss) USD
Forward contracts sold:
Brazilian real	1,700	$933	$(23)
South African rand	6,100	746	(19)
New Taiwan dollar	30,000	990	(2)
Forward contracts bought:
British pound	5,000	7,836	80

			$36

	Notional Value Local Currency	Notional Value Euro	Fair Value Gain (Loss) USD
Forward contracts sold:
Australian dollar	2,000	€1,517	$(53)
Canadian dollar	1,500	1,092	(9)
South African rand	50,000	4,471	(36)
United States dollar	6,300	4,691	53
Forward contracts bought:
British pound	3,500	4,085	9

			$(36)

Interest Rate Risk

Our investment policy is designed to protect and preserve invested funds by limiting default, market and investment risk. Our exposure to market rate risk for changes in interest rates relates primarily to our investments and interest paid on our credit facility.

Currently, we maintain our cash in current accounts or money market funds. In general, money market funds are not considered to be subject to interest rate risk because the interest paid on such funds fluctuates with the prevailing interest rate. As of November 30, 2011, our cash and cash equivalents totaled $308.1 million, of which $16.7 million was in money market funds. As of November 30, 2011, a hypothetical 100 basis point increase in interest rates would not have a significant impact on the fair value of our investments.

Interest on borrowings under the credit facility is based at specified margins above either LIBOR or the Prime Rate. Our exposure to interest rate risk under the credit facility will depend on the extent to which we utilize such facility. As of November 30, 2011, our Credit Agreement had a borrowing capacity of $150.0 million and we had $30.0 million outstanding under our credit facility. A hypothetical 100 basis point increase in the LIBOR or Prime Rate-based interest rate on our credit facility would result in an increase in our interest expense by $1.0 million per year for every $100.0 million borrowed on our revolving credit line. For a discussion of our Amended Credit Agreement, see Note 23 to our Consolidated Financial Statements included in this Annual Report on Form 10-K.

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

We assessed the effectiveness of our internal control over financial reporting as of November 30, 2011. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on the results of our assessment using those criteria, management concluded that our internal control over financial reporting was effective as of November 30, 2011.

The effectiveness of our internal control over financial reporting as of November 30, 2011, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report that appears on page F-2 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting.    There were no changes in our internal control over financial reporting that occurred during the fourth quarter of fiscal year 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Except as set forth below, the information required by this Item is incorporated by reference to the sections entitled “Board of Directors,” “Election of Directors,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for the 2012 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended November 30, 2011 (the “2012 Proxy Statement”).

Executive Officers

The name of and certain information regarding each of our current executive officers as of November 30, 2011 are set forth below.

Vivek Y. Ranadivé, age 54, has served as our Chairman and Chief Executive Officer since our inception. Mr. Ranadivé founded Teknekron Software Systems, Inc., our predecessor company, in 1985.

Sydney L. Carey, age 47, has served as our Executive Vice President, Chief Financial Officer, since January 2009, and has served in various capacities with us since January 2004. From February 2002 to January 2004, Ms. Carey was Chief Financial Officer of Vernier Networks. From December 2000 until February 2002, Ms. Carey was Chief Financial Officer of Pacific Broadband Communications.

William R. Hughes, age 51, has served as our Executive Vice President, General Counsel and Secretary since July 2004 and has served in various capacities with us since September 1999. Between 1989 and his joining TIBCO in 1999, Mr. Hughes held several in-house legal positions in the technology industry in Europe and the United States. Prior to 1989, Mr. Hughes worked in private practice in the areas of corporate, finance and intellectual property law.

Thomas Laffey, age 56, has served as our Executive Vice President, Products and Technology, since June 2005 and has served in various capacities with us since April 2002. Prior to joining TIBCO, Mr. Laffey was a co-founder of Talarian Corporation, a provider of middleware, where he was responsible for engineering and product direction.

Ram Menon, age 46, has served as our Executive Vice President, Worldwide Marketing since July 2006 and has served in various capacities with us since July 1999. Prior to joining TIBCO, Mr. Menon was with Accenture, a global consulting firm, where he specialized in supply chain and e-commerce strategy consulting with Global 1000 companies.

Murray D. Rode, age 47, has served as our Executive Vice President, Chief Operating Officer since January 2009 and has served in various capacities with us since February 1995. Prior to joining TIBCO, Mr. Rode was a management consultant with a major international consulting firm, where he specialized in the areas of technology strategy and planning, business process re-engineering and project management.

Murat Sonmez, age 48, has served as our Executive Vice President, Global Field Operations since April 2007 and has served in various capacities with us since October 2003 and from January 1994 to July 2002. From August 2002 to September 2003, Mr. Sonmez served as Executive Vice President, Operations at Centrata, a utility computing software firm.

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

The information required by this item is incorporated by reference to the sections entitled “Compensation Discussion and Analysis,” “Election of Directors—Fiscal Year 2011 Director Compensation,” “Board of Directors—Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in our 2012 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item regarding security ownership of certain beneficial owners and management is incorporated by reference to the section entitled “Security Ownership of Certain Beneficial Owners and Management” in our 2012 Proxy Statement.

The information required by this item regarding equity compensation plans is incorporated by reference to the section entitled “Executive Compensation—Equity Compensation Plan Information in our 2012 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Party Transactions

The information required by this item regarding certain relationships and related party transactions is incorporated by reference to the section entitled “Board of Directors Related Party Transactions Policy and Procedures” in our 2012 Proxy Statement.

Director Independence

The information required by this item regarding director independence is incorporated by reference to the section entitled “Board of Directors – Director Independence and Presiding Director” in our 2012 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference to the section entitled “Ratification of Appointment of Independent Auditors—Fees Paid to the Independent Auditors” and “Ratification of Appointment of Independent Auditors—Audit Committee Pre-Approval of Audit and Non-Audit Services of the Independent Auditor” in our 2012 Proxy Statement.

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

(c) Financial Statement Schedules.    Reference is made to Item 15(a)(2) above.

TIBCO SOFTWARE INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

TIBCO Software Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index, present fairly, in all material respects, the financial position of TIBCO Software Inc. and its subsidiaries at November 30, 2011 and November 30, 2010, and the results of their operations and their cash flows for each of the three years in the period ended November 30, 2011 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of November 30, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/    PRICEWATERHOUSECOOPERS LLP

San Jose, California

January 30, 2012

TIBCO SOFTWARE INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	November 30,
	2011	2010
Assets
Current assets:
Cash and cash equivalents	$308,148	$243,989
Short-term investments	225	1,504
Accounts receivable, net of allowances of $5,868 and $5,729	196,419	185,740
Prepaid expenses and other current assets	61,864	57,889

Total current assets	566,656	489,122
Property and equipment, net	89,871	88,523
Goodwill	451,821	409,545
Acquired intangible assets, net	97,258	104,818
Long-term deferred income tax assets	78,656	66,671
Other assets	48,676	46,320

Total assets	$1,332,938	$1,204,999

Liabilities and Equity
Current liabilities:
Accounts payable	$25,802	$23,815
Accrued liabilities	129,168	108,576
Accrued restructuring costs	6,792	2,714
Deferred revenue	210,234	182,895
Current portion of long-term debt	2,397	2,269

Total current liabilities	374,393	320,269
Accrued restructuring costs, less current portion	1,050	513
Long-term deferred revenue	14,876	15,212
Long-term deferred income tax liabilities	4,540	4,257
Long-term income tax liabilities	20,772	14,044
Long-term debt, less current portion	65,711	38,108
Other long-term liabilities	2,445	2,865

Total liabilities	483,787	395,268

Commitments and contingencies (Note 12)

Equity:
Common stock, $0.001 par value; 1,200,000 shares authorized; 166,287 shares and 164,522 shares issued and outstanding, respectively	166	165
Additional paid-in capital	856,190	830,479
Accumulated other comprehensive loss	(21,032)	(22,076)
Retained earnings	12,742	—

Total TIBCO Software Inc. stockholders’ equity	848,066	808,568

Noncontrolling interest	1,085	1,163
Total equity	849,151	809,731

Total liabilities and equity	$1,332,938	$1,204,999

See accompanying Notes to Consolidated Financial Statements

TIBCO SOFTWARE INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended November 30,
	2011	2010	2009
Revenue:
License	$377,618	$301,532	$247,237
Service and maintenance	542,628	452,475	374,151

Total revenue	920,246	754,007	621,388

Cost of revenue:
License	35,309	35,325	28,252
Service and maintenance	212,066	162,468	130,800

Total cost of revenue	247,375	197,793	159,052

Gross profit	672,871	556,214	462,336
Operating expenses:
Research and development	143,173	124,654	108,691
Sales and marketing	285,366	240,357	204,212
General and administrative	59,990	49,260	46,666
Amortization of acquired intangible assets	19,149	16,414	14,165
Acquisition related and other	1,840	3,421	—
Restructuring charges	8,926	6,953	—

Total operating expenses	518,444	441,059	373,734

Income from operations	154,427	115,155	88,602
Interest income	1,374	1,349	2,265
Interest expense	(4,020)	(4,123)	(2,968)
Other income (expense), net	(1,846)	(1,509)	1,718

Income before provision for income taxes	149,935	110,872	89,617
Provision for income taxes	37,300	32,401	27,097

Net income	112,635	78,471	62,520
Less: Net income attributable to noncontrolling interest	229	383	218

Net income attributable to TIBCO Software Inc.	$112,406	$78,088	$62,302

Net income per share attributable to TIBCO Software Inc.:
Basic	$0.70	$0.49	$0.37

Diluted	$0.65	$0.46	$0.36

Shares used in computing net income per share attributable to TIBCO Software Inc.:
Basic	161,469	160,959	168,970

Diluted	173,272	170,953	172,328

See accompanying Notes to Consolidated Financial Statements

TIBCO SOFTWARE INC.

CONSOLIDATED STATEMENTS OF EQUITY AND

COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Common Stock		Addi- tional Paid-In Capital	Accumulated Other Compre- hensive (Loss)	Retained Earnings	Total TIBCO Software, Inc. Stock -holders’ Equity	Non- controlling Interest	Total Equity
	Shares	Amount
Balances, November 30, 2008	174,296	$174	$761,473	$(44,425)	$24,151	$741,643	$358	$742,001
Components of comprehensive income:
Net income	—	—	—	—	62,302	62,302	218	62,520
Foreign currency translation adjustment, net of $(3,119) tax effects	—	—	—	28,065	—	28,065	156	28,221
Unrealized loss on investments, no tax	—	—	—	(53)	—	(53)	—	(53)

Comprehensive income						90,314	374	90,688

Common stock repurchased and retired	(12,928)	(13)	(58,501)	—	(47,933)	(106,447)	—	(106,447)
Common stock options exercised	4,290	4	25,974	—	—	25,978	—	25,978
Common stock issued for employee stock purchase program	520	1	2,424	—	—	2,425	—	2,425
Tax benefits from employee stock options plans	—	—	21,573	—	—	21,573	—	21,573
Stock-based compensation	—	—	23,546	—	—	23,546	—	23,546
Restricted stock withholding taxes net-settlement	(318)	—	(2,283)	—	—	(2,283)	—	(2,283)
Restricted stock awards	1,878	2	(2)	—	—	—	—	—

Balances, November 30, 2009	167,738	168	774,474	(16,413)	38,520	796,749	732	797,481
Components of comprehensive income:
Net income	—	—	—	—	78,088	78,088	383	78,471
Foreign currency translation adjustment, net of $2,772 tax effects	—	—	—	(5,680)	—	(5,680)	48	(5,632)
Unrealized gain on investments, no tax	—	—	—	17	—	17	—	17

Comprehensive income						72,425	431	72,856

Common stock repurchased and retired	(15,084)	(15)	(87,657)	—	(116,608)	(204,280)	—	(204,280)
Common stock options exercised	9,850	10	83,892	—	—	83,902	—	83,902
Common stock issued for employee stock purchase program	388	—	3,038	—	—	3,038	—	3,038
Tax benefits from employee stock options plans	—	—	30,626	—	—	30,626	—	30,626
Stock-based compensation	—	—	32,248	—	—	32,248	—	32,248
Restricted stock withholding taxes net-settlement	(536)	—	(6,140)	—	—	(6,140)	—	(6,140)
Restricted stock awards	2,166	2	(2)	—	—	—	—	—

Balances, November 30, 2010	164,522	165	830,479	(22,076)	—	808,568	1,163	809,731
Components of comprehensive income:
Net income	—	—	—	—	112,406	112,406	229	112,635
Foreign currency translation adjustment, net of $(217) tax effects	—	—	—	1,009	—	1,009	(307)	702
Unrealized gain on investments, no tax	—	—	—	35	—	35	—	35

Comprehensive income						113,450	(78)	113,372

Common stock repurchased and retired	(7,310)	(7)	(94,388)	—	(99,664)	(194,059)	—	(194,059)
Common stock options exercised	8,018	8	76,575	—	—	76,583	—	76,583
Common stock issued for employee stock purchase program	256	—	4,026	—	—	4,026	—	4,026
Tax benefits from employee stock options plans	—	—	8,552	—	—	8,552	—	8,552
Stock-based compensation	—	—	48,867	—	—	48,867	—	48,867
Restricted stock withholding taxes net-settlement	(672)	(1)	(17,920)	—	—	(17,921)	—	(17,921)
Restricted stock awards	1,473	1	(1)	—	—	—	—	—

Balances, November 30, 2011	166,287	$166	$856,190	$(21,032)	$12,742	$848,066	$1,085	$849,151

See accompanying Notes to Consolidated Financial Statements

TIBCO SOFTWARE INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended November 30,
	2011	2010	2009
Operating activities:
Net income	$112,635	$78,471	$62,520
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	13,145	13,414	15,107
Amortization of acquired intangible assets	34,661	32,494	27,628
Stock-based compensation	48,867	32,248	23,546
Deferred income tax	1,266	(8,478)	(12,630)
Tax benefits related to employee stock option plans	8,552	30,626	21,573
Excess tax benefits from stock-based compensation	(41,950)	(21,510)	(17,016)
Other non-cash adjustments, net	476	225	1,207
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(3,312)	(25,909)	(20,896)
Prepaid expenses and other assets	5,631	14,518	7,465
Accounts payable	501	3,829	2,300
Accrued liabilities and restructuring costs	7,015	(12,553)	(7,735)
Deferred revenue	20,563	11,382	12,328

Net cash provided by operating activities	208,050	148,757	115,397

Investing activities:
Purchases of short-term investments	(76)	(1,313)	—
Maturities and sales of short-term investments	1,451	183	12,448
Acquisitions, net of cash acquired	(63,610)	(78,573)	(27,340)
Proceeds from sales of private equity investments	—	485	117
Purchases of property and equipment	(13,971)	(6,399)	(5,388)
Restricted cash pledged as security	(3,234)	(5,498)	(2,571)

Net cash used in investing activities	(79,440)	(91,115)	(22,734)

Financing activities:
Proceeds from issuance of common stock	80,610	86,940	28,403
Proceeds from revolving credit facility	30,000	—	—
Repurchases of the Company’s common stock	(194,059)	(204,280)	(106,447)
Withholding taxes related to restricted stock net share settlement	(17,922)	(6,140)	(2,283)
Excess tax benefits from stock-based compensation	41,950	21,510	17,016
Principal payments on long-term debt	(2,269)	(3,492)	(2,033)
Payment of issuance costs for revolving credit facility	—	—	(2,317)

Net cash used in financing activities	(61,690)	(105,462)	(67,661)

Effect of foreign exchange rate changes on cash and cash equivalents	(2,761)	(720)	13,127
Net increase (decrease) in cash and cash equivalents	64,159	(48,540)	38,129
Cash and cash equivalents at beginning of year	243,989	292,529	254,400

Cash and cash equivalents at end of year	$308,148	$243,989	$292,529

Supplemental disclosures:
Interest paid	$2,994	$3,023	$2,400

Income taxes paid	$12,883	$22,770	$18,573

See accompanying Notes to Consolidated Financial Statements

TIBCO SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Business

TIBCO Software Inc. (“TIBCO,” the “Company,” “we” or “us”), a Delaware corporation, is a leading independent provider of middleware and infrastructure software. Our standards-based software platform enables customers to create flexible, event-driven applications from infrastructure and deliver real-time, actionable insights. Our solutions help customers operate their business more efficiently, better capitalize on opportunities to increase revenue and market share and extend the life of past investments made. Using our software, customers have the ability to capture the right information, at the right time and act on it preemptively for a competitive advantage—what we call “the two-second advantage™ ”.

2.    Summary of Significant Accounting Policies

Principles of Consolidation

The Consolidated Financial Statements include the accounts of TIBCO and our wholly-owned and majority-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. As of November 30, 2011, we owned a 74.9% interest in a South Africa corporation, to assist with our sales efforts as well as to provide consulting services and training to our customers in the Sub-Saharan Africa region. Because of this majority interest, our Consolidated Financial Statements include the balance sheets, results of operations and cash flows of this company, net of intercompany charges. We accordingly eliminated 25.1% of financial results that pertain to the noncontrolling interest; the eliminated amount was reported as a separate line on our Consolidated Statements of Operations and Balance Sheets.

Fiscal Years

Our fiscal year is a twelve month period ending on November 30 of a stated year. For the purpose of presentation, we refer to the fiscal years ended November 30, 2011, 2010 and 2009, as our fiscal years 2011, 2010 and 2009, respectively.

Use of Estimates

The preparation of the Consolidated Financial Statements in conformity with generally accepted accounting principles in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. We believe that the estimates, assumptions and judgments involved in revenue recognition, allowances for doubtful accounts, returns and discounts, product development costs, stock-based compensation, business combinations, legal contingencies, realizability of goodwill, intangible assets and long-lived assets, and accounting for income taxes have the greatest potential impact on our Consolidated Financial Statements.

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

TIBCO SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Provided all other revenue criteria are met, the upfront, minimum, non-refundable license fees from original equipment manufacturer (“OEM”) customers are generally recognized upon delivery, and on-going royalty fees are generally recognized upon reports of units shipped. Revenue on shipments to resellers is recognized when all revenue criteria are met and is recorded net of related costs to the resellers.

Professional services revenue consists primarily of revenue received for assisting with the implementation of our software, on-site support, training and other consulting services. Many customers who license our software also enter into separate professional services arrangements with us. In determining whether professional services revenue should be accounted for separately from license revenue, we evaluate whether the professional services are considered essential to the functionality of the software using factors such as the nature of our software products; whether they are ready for use by the customer upon receipt; the nature of our implementation services, which typically do not involve significant customization to or development of the underlying software code; the availability of services from other vendors; whether the timing of payments for license revenue is coincident with performance of services; and whether milestones or acceptance criteria exist that affect the realizability of the software license fee. Substantially all of our professional services arrangements are billed on a time and materials basis and, accordingly, are recognized as the services are performed. Contracts with fixed or not-to-exceed fees are recognized on a proportional performance model based on actual services performed. If there is significant uncertainty about the project completion or receipt of payment for professional services, revenue is deferred until the uncertainty is sufficiently resolved. Training revenue is recognized as training services are delivered. VSOE of fair value of consulting and training services is based upon stand-alone sales of those services. Payments received in advance of consulting or training services performed are deferred and recognized when the related services are performed. Work performed and expenses incurred in advance of invoicing are recorded as unbilled receivables. These amounts are billed in the subsequent month. Our service and maintenance revenue includes reimbursable expenses of $11.6 million, $10.8 million and $8.1 million for the years ended November 30, 2011, 2010 and 2009, respectively.

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

In the first quarter of fiscal year 2011 we adopted the amended accounting guidance for certain multiple deliverable revenue arrangements that:

•	provides updated guidance on whether multiple deliverables exist, how the deliverables in an arrangement should be separated, and how the consideration should be allocated;

•

requires an entity to allocate revenue in an arrangement using the estimated selling price (“ESP”) of deliverables if a vendor does not have VSOE of selling price or third-party evidence (“TPE”) of selling price; and

•	eliminates the use of the residual method and require an entity to allocate revenue using the relative selling price method.

We occasionally enter into multiple element revenue arrangements in which a customer may purchase a combination of software licenses, hosting services, maintenance, professional services and hardware. For multiple element arrangements that contain non-software related elements, for example our hosting services, we allocate revenue to each non-software element based upon the estimated selling price of each, and if software and software-related elements are also included in the arrangement, to those elements as a group based on our ESP for the group. When applying the relative selling price method, we determine the selling price for each deliverable using VSOE of selling price, if it exists, then TPE of selling price. If neither VSOE nor TPE of selling price exist for a deliverable, we use our ESP for multiple element arrangements that include non-software components. Revenue allocated to each element is then recognized when the basic revenue recognition criteria are met for each element. The manner in which we account for multiple element arrangements that contain only software and software-related elements remains unchanged. Our non-software components of tangible products and software do not function together to provide the essential functionality of the product.

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

Fair Value of Financial Instruments

The fair values of our financial instruments including accounts receivable, accounts payable, accrued liabilities, mortgage note payable and revolving credit facility do not materially differ from their carrying amounts due to their short maturities and, in the case of the revolving credit facility, their variable, market-based interest rates. The fair values of our cash equivalents, available-for-sale investments in marketable securities and derivative instruments are detailed further in Note 5.

Concentration of Credit Risk

Our cash, cash equivalents, short-term investments and accounts receivable are potentially subject to concentration of credit risk. Cash, cash equivalents and investments are deposited with financial institutions that

TIBCO SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

No customer accounted for more than 10% of total revenue in fiscal years 2011, 2010 or 2009. As of November 30, 2011 and 2010, no single customer had a balance in excess of 10% of our net accounts receivable.

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

Depreciation expense for property and equipment was $13.1 million, $13.4 million and $15.1 million in fiscal years 2011, 2010 and 2009, respectively.

Goodwill and In-Process Research and Development

Goodwill and intangible assets with indefinite useful lives are not amortized, but are tested for impairment at least annually or as circumstances indicate that their value may no longer be recoverable. We do not have intangible assets with indefinite useful lives other than goodwill and in-process research and development (“IPR&D”). Goodwill impairment testing is a two-step process: first, we screen for impairment, and if any possible impairment exists, we then undertake a second step of measuring such impairment. We perform our goodwill impairment test annually in our fourth fiscal quarter, and the last impairment test was completed for the fiscal year ended November 30, 2011 when it was determined that the fair value was significantly in excess of the carrying value. The guidance for goodwill and other intangible assets requires impairment testing based on reporting units. We periodically re-evaluate our business and have determined that we continue to operate in one segment, which we consider our sole reporting unit. Therefore, goodwill was tested and will continue to be tested for impairment at the enterprise level. To date, we have determined that there has been no impairment of goodwill.

TIBCO SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We evaluate the recoverability of our indefinite lived intangible assets annually and whenever events or changes in circumstances indicate the carrying value may not be recoverable. Recoverability of indefinite lived intangible assets is measured by comparison of the carrying amount of the asset to the future discounted cash flows the asset is expected to generate. We perform our IPR&D impairment test annually in our fourth fiscal quarter, and the last impairment test was completed for the fiscal year ended November 30, 2011. To date, we have determined that there has been no impairment of IPR&D.

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

Business Combinations

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

TIBCO SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

TIBCO SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

We utilize the “long form” method of calculating the tax effects of share-based compensation. Under the “long form” method, we determined the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of the employee share-based compensation “as if” we had adopted the recognition provisions of share-based payment since its effective date of January 1, 1995. We also determined the subsequent impact on the APIC pool and Consolidated Statements of Cash Flows of the tax effect of employee share–based compensation awards that were issued after the adoption of the share-based payment guidance and outstanding at the adoption date.

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

Foreign Currencies

Our foreign subsidiaries use the local currency of their respective countries as their functional currency with the exception of Cayman Islands, Cyprus, and Ireland. Assets and liabilities of these subsidiaries are translated into U.S. dollars at exchange rates at the balance sheet date. Income and expense items are translated at average exchange rates for the period. Cumulative translation adjustments are included as a component of Accumulated Other Comprehensive Income (Loss) in Stockholders’ Equity. Foreign currency exchange gains and losses, derived from monetary assets and liabilities stated in a currency other than the functional currency, are recorded in the Consolidated Statements of Operations. We recorded foreign currency exchange gains and (losses) of $(1.9) million, $(1.9) million and $1.7 million in fiscal years 2011, 2010 and 2009, respectively, in Other Income (Expense) in our Consolidated Statements of Operations.

Foreign Currency Forward Contracts

Foreign currency foreign contracts are recognized as assets or liabilities in the statement of financial position and measured at fair value. These contracts are adjusted to fair value through earnings.

TIBCO SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

To manage currency exposure related to net assets and liabilities denominated in foreign currencies, we enter into forward contracts for certain foreign denominated assets or liabilities. We do not enter into derivative financial instruments for trading purposes. We had four outstanding forward contracts denominated in United States dollars and five outstanding forward contracts denominated in Euros as of November 30, 2011. These derivative instruments are not designed for hedge accounting and are adjusted to fair value through Other Income (Expense) under the Consolidated Statements of Operations.

The gains and losses on these derivative instruments are intended to offset the impact of foreign exchange rate changes on the underlying foreign currency denominated assets and liabilities subject to remeasurement and transaction exposures, and therefore, these forward contracts do not subject us to material balance sheet risk. As of November 30, 2011, the outstanding balance sheet foreign currency forward contracts had maturities of approximately 30 days.

Capitalized Software Development Costs

Capitalization of material software development costs begins when a product’s technological feasibility has been established. We define technological feasibility as the establishment of a working model, which typically occurs when beta testing commences. To date, the period between achieving technological feasibility and the general availability of our software products has been very short. Accordingly, software development costs have been expensed as incurred, with the exception of immaterial costs related to hosted services.

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

Advertising Expense

Advertising costs are expensed as incurred and totaled approximately $2.4 million, $2.5 million and $2.7 million in fiscal years 2011, 2010 and 2009, respectively.

Recent Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update, Testing Goodwill for Impairment (the revised standard). The revised standard is intended to reduce the cost and complexity of the annual goodwill impairment test by providing entities an option to perform a “qualitative” assessment to determine whether further impairment testing is necessary. The revised standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Entities considering early adoption should begin assessing relevant factors for the qualitative assessment. An entity has the option to first assess qualitative factors to determine whether it is necessary to perform the current two-step test. If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further testing is required. We are currently evaluating the early adoption option. We do not expect the adoption or early adoption of this update to have an impact on our consolidated results of operations and financial condition.

TIBCO SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In June 2011, the FASB issued an update to Presentation of Comprehensive Income, that requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The guidance eliminates the option to present the components of other comprehensive income as part of the statement of equity. The guidance is effective for us in the first quarter of fiscal year 2013. We do not expect the adoption of this update to have a material impact on our consolidated results of operations and financial condition.

In December 2010, the FASB issued Accounting Standards Update Disclosure of Supplementary Pro Forma Information for Business Combinations (Topic 805)—Business Combinations, to improve consistency in how the pro forma disclosures are calculated. Additionally, the update enhances the disclosure requirements and requires description of the nature and amount of any material, nonrecurring pro forma adjustments directly attributable to a business combination. The guidance is effective for us in the first quarter of fiscal year 2012 and should be applied prospectively to business combinations for which the acquisition date is after the effective date. Early adoption is permitted. We are currently evaluating the potential impact, if any, of the adoption of the guidance on our consolidated results of operations and financial condition.

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

3.    Business Combinations

Acquisitions in Fiscal Year 2011

Nimbus Partners Limited

On August 30, 2011, TIBCO International Holdings B.V., an indirect wholly-owned subsidiary of us, acquired Nimbus Partners Limited (“Nimbus”), a private company organized under the laws of England and Wales and a provider of business process discovery and analysis applications that help companies drive adoption of business process initiatives. We paid $42.0 million of cash to acquire the outstanding equity of Nimbus. We have also incurred $1.0 million of acquisition related and other expenses associated with the acquisition. As a result of the acquisition, we assumed facility leases, certain liabilities and commitments of Nimbus. We are currently evaluating the purchase price allocation following consummation of the transaction.

TIBCO SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The preliminary allocation of the purchase price for the Nimbus acquisition, as of the date of the acquisition, is as follows (in thousands):

Cash	$971
Accounts receivable (approximate contractual value)	3,634
Other assets	763
Identifiable intangible assets	19,800
Goodwill	27,117
Liabilities	(6,693)
Deferred income tax liabilities, net	(3,592)

Total preliminary purchase price	$42,000

The identifiable intangible assets are subject to amortization on a straight-line basis as this best approximates the benefit period related to these assets (in thousands, except amortization period):

	Gross Amount at Acquisition Date	Weighted Average Amortization Period
Existing technology	$13,900	5.0 years
Subscriber base	1,200	5.0 years
Customer base	700	5.0 years
Maintenance agreements	3,100	7.0 years
Trademarks	900	5.0 years

	$19,800	5.3 years

The excess of the purchase price over the identified tangible and intangible assets, less liabilities assumed, was recorded as goodwill. We anticipate that none of the goodwill recorded in connection with the Nimbus acquisition will be deductible for income tax purposes.

LoyaltyLab, Inc.

On December 7, 2010, we acquired LoyaltyLab, Inc. (“Loyalty Lab”), a private company incorporated in Delaware. Loyalty Lab is a provider of loyalty management solutions allowing marketers to manage loyalty programs from their desktop. This acquisition provides us international presence in the customer loyalty market. We paid $23.5 million in cash to acquire all of the outstanding shares of capital stock of Loyalty Lab. In the fourth quarter of fiscal year 2011, we recorded a decrease in goodwill of $0.4 million as a result of the adjustment of deferred income tax assets. We have also incurred $0.4 million of acquisition related and other expenses associated with the acquisition. As a result of the acquisition, we assumed facility leases and certain liabilities and commitments of Loyalty Lab.

TIBCO SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The allocation of the purchase price for the Loyalty Lab acquisition is as follows (in thousands):

Cash	$905
Accounts receivable (approximate contractual value)	5,118
Deferred income tax assets, net	3,758
Other assets	729
Identifiable intangible assets	6,600
Goodwill	11,966
Liabilities	(5,590)

Total preliminary purchase price	$23,486

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

Acquisitions in Fiscal Year 2010

OpenSpirit Corporation

On September 22, 2010, we acquired OpenSpirit Corporation (“OpenSpirit”), a private company incorporated in Delaware. OpenSpirit is a provider of data and application integration solutions for the exploration and production segment of the global oil and gas market. OpenSpirit’s vendor-neutral approach is designed to enable companies to pursue an architectural model to both better leverage legacy investments and exploit new technologies which reduce the time and risk associated with decision making. We paid $18.4 million in cash to acquire all of the outstanding shares of capital stock of OpenSpirit. In the first quarter of fiscal year 2011, we recorded a decrease in goodwill of $0.2 million net of tax as a result of the adjustment of certain accrued liabilities. In the third quarter of fiscal year 2011, we recorded a decrease in goodwill of $0.5 million as a result of the adjustment of deferred income tax assets. We have also incurred $0.5 million of acquisition related and other expenses associated with the acquisition.

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

TIBCO SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Foresight Corporation

On December 31, 2009, we acquired Foresight Corporation (“Foresight”), a private company incorporated in Delaware and a provider of Electronic Data Interchange (“EDI”) productivity tools and transaction automation solutions. Foresight’s products connect partners and validate transactions, reducing administrative inefficiencies, and addressing mandates. Foresight also expands our expertise in the healthcare and EDI markets, where its ability to support and validate transactions across a range of standards complements our core business-to-business abilities. We paid $30.0 million of cash to acquire all of the outstanding equity of Foresight. In the fourth quarter of fiscal year 2010, we recorded a decrease in goodwill of $1.1 million net of tax as a result of the adjustment of certain accrued liabilities. We have also incurred $0.8 million of acquisition related and other expenses associated with the acquisition.

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

Pro Forma Adjusted Summary (unaudited)

The results of Nimbus, Loyalty Lab, OpenSpirit, Proginet, Kabira, Netrics and Foresight’s operations have been included in the Consolidated Financial Statements since their respective acquisition dates. The following unaudited pro forma adjusted summary reflects TIBCO’s condensed results of operations for the periods ended November 30, 2011 and 2010, respectively. The summary assumes Nimbus, Loyalty Lab, OpenSpirit, Proginet, Kabira, Netrics, and Foresight had been acquired at the beginning of fiscal year 2010. These acquisitions were collectively significant for the purposes of unaudited pro forma financial information disclosure.

The unaudited pro forma financial information for fiscal year 2011 combines the historical results of TIBCO for the year ended November 30, 2011 and the historical results of Nimbus for the nine months ended August 29, 2011 and the effects of the pro forma adjustments. The unaudited pro forma financial information for fiscal year 2010 combines the historical results of TIBCO for fiscal year 2010, the twelve months historical results of Nimbus and Loyalty Lab, and the historical results of OpenSpirit, Proginet, Kabira, Netrics, and Foresight based upon their respective previous reporting periods and the dates these companies were acquired by us.

TIBCO SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following unaudited pro forma adjusted summary is for informational purposes only and is not intended to be indicative of future results of operations or whether similar results would have been achieved if the acquisitions had taken place at the beginning of fiscal year 2010 (in thousands, except per share amounts):

	Year Ended November 30,
	2011	2010
	(Unaudited)
Pro forma adjusted total revenue	$933,720	$803,008

Pro forma adjusted net income attributable to TIBCO Software Inc.	$109,699	$69,449

Pro forma adjusted net income per share attributable to TIBCO Software Inc.:
Basic	$0.68	$0.43

Diluted	$0.63	$0.41

4.    Investments

Marketable securities, which are classified as available-for-sale, are summarized below as of November 30, 2011 and 2010 (in thousands):

	Purchased/ Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value
As of November 30, 2011:
Money market funds	$16,664	$—	$—	$16,664
Term deposits	560	—	—	560
Mortgage-backed securities	200	51	(26)	225

	$17,424	$51	$(26)	$17,449

As of November 30, 2010:
Money market funds	$37,016	$—	$—	$37,016
Term deposits	8,707	—	—	8,707
Mortgage-backed securities	201	—	(10)	191

	$45,924	$—	$(10)	$45,914

Fixed income securities included in short-term investments above, are summarized by their contractual maturities as follows (in thousands):

	November 30,
	2011	2010
Contractual maturities:
Less than one year	$—	$1,313
One to three years	225	191

	$225	$1,504

TIBCO SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The maturities of mortgage-backed securities were primarily based upon payment forecasts utilizing interest rate scenarios and mortgage loan characteristics. Realized and unrealized gains and losses on our investments were primarily due to changes in interest rates and market and credit conditions of the underlying securities and were insignificant for any period presented.

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

TIBCO SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair value hierarchy of our cash equivalents, marketable securities and foreign currency contracts at fair value (in thousands):

		Fair Value Measurements at Reporting Date using
Description	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant other Observable Inputs (Level 2)
As of November 30, 2011:
Assets:
Money market fund	$16,664	$16,664	$—
Term deposits	560	—	560
Mortgage-backed securities	225	—	225
Foreign currency forward contracts	142	—	142
Liabilities:
Foreign currency forward contracts	$142	$—	$142
As of November 30, 2010:
Assets:
Money market fund	$37,016	$37,016	$—
Term deposits	1,313	—	1,313
Mortgage-backed securities	191	—	191
Foreign currency forward contracts	991	—	991
Liabilities:
Foreign currency forward contracts	$53	$—	$53

Derivative Instruments

We conduct business in the Americas; Europe, the Middle East and Africa (“EMEA”); and Asia Pacific and Japan (“APJ”). As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or changes in economic conditions in foreign markets. The U.S. dollar is our major transaction currency; we also transact business in approximately 20 foreign currencies worldwide, of which the most significant to our operations in fiscal years 2011 and 2010 was the Euro. We enter into forward contracts with financial institutions to manage our currency exposure related to net assets and liabilities denominated in foreign currencies, and these forward contracts are generally settled monthly. Our forward contracts reduce, but do not eliminate, the impact of currency exchange rate movements. We do not enter into derivative financial instruments for trading purposes. Gains and losses on forward contracts are included in Other Income (Expense) in our Consolidated Statements of Operations.

TIBCO SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of November 30, 2011, we had four outstanding forward contracts denominated in United States dollars and five outstanding forward contracts denominated in Euros, which are summarized as follows (in thousands):

	Notional Value Local Currency	Notional Value USD	Fair Value Gain (Loss) USD
Forward contracts sold:
Brazilian real	1,700	$933	$(23)
South African rand	6,100	746	(19)
New Taiwan dollar	30,000	990	(2)
Forward contracts bought:
British pound	5,000	7,836	80

			$36

	Notional Value Local Currency	Notional Value Euro	Fair Value Gain (Loss) USD
Forward contracts sold:
Australian dollar	2,000	€1,517	$(53)
Canadian dollar	1,500	1,092	(9)
South African rand	50,000	4,471	(36)
United States dollar	6,300	4,691	53
Forward contracts bought:
British pound	3,500	4,085	9

			$(36)

	Derivatives not Designated as Hedging Instruments
	November 30, 2011	November 30, 2010
Foreign currency forward contracts, fair value included in:
Other Current Assets	$142	$991
Accrued Liabilities	142	53

		Amount of Gain or (Loss) Recognized In Income on Derivative
		Year Ended November 30,
Derivatives not Designated as Hedging Instruments	Location	2011	2010
Foreign Currency Contracts	Other income/(expense)	$8,426	$9,521

Currently, we do not have master netting agreements with our counterparties for our forward contracts. We mitigate the credit risk of these derivatives by transacting with highly rated counterparties. As of November 30, 2011, we have evaluated the credit and non-performance risks associated with our derivative counterparties, and we believe that the impact of the credit risk associated with our outstanding derivatives was insignificant.

TIBCO SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.    Accounts Receivable and Allowances for Doubtful Accounts, Returns and Discounts

Accounts receivable, net, by category is as follows (in thousands):

	November 30,
	2011	2010
Accounts receivable	$182,788	$178,925
Unbilled fees for professional services	19,499	12,544

	202,287	191,469
Less: Allowances for doubtful accounts, returns and discounts	(5,868)	(5,729)

Net accounts receivable	$196,419	$185,740

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

Unbilled receivables of $19.5 million and $12.5 million mainly consist of professional services performed during the last quarter of fiscal years 2011 and 2010, respectively, for which billings have not been issued.

The following is a summary of activities in allowances for doubtful accounts, returns and discounts for the fiscal years indicated (in thousands):

Year ended November 30,	Allowances Beginning Balance	Charged Against Revenue	Charged to Expenses	Write-offs, Adjustments, Net of Recovery	Allowances Ending Balance
2011	$5,729	$650	$100	$(611)	$5,868
2010	4,224	200	—	1,305	5,729
2009	4,369	650	350	(1,145)	4,224

TIBCO SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.    Property and Equipment

Property and equipment by category is as follows (in thousands):

	November 30,
	2011	2010
Buildings	$77,938	$77,938
Equipment and software	58,021	53,459
Furniture and fixtures	6,923	7,237
Facility improvements	51,016	47,451

	193,898	186,085
Less: Accumulated depreciation	(104,027)	(97,562)

	$89,871	$88,523

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

TIBCO SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.    Goodwill and Other Acquired Intangible Assets

Goodwill

The changes in the carrying amount of goodwill for the fiscal years ended November 30, 2011 and 2010 are as follows (in thousands):

Goodwill
Balance as of November 30, 2009	$374,285
Goodwill recorded for the Foresight acquisition	21,717
Goodwill recorded for the Netrics acquisition	3,873
Goodwill recorded for the Kabira acquisition	2,085
Goodwill recorded for the Proginet acquisition	9,664
Goodwill recorded for the OpenSpirit acquisition	5,990
Foreign currency translation	(8,069)

Balance as of November 30, 2010	$409,545
Goodwill recorded for the Nimbus acquisition	27,117
Goodwill recorded for the Loyalty Lab acquisition	12,355
Goodwill adjustment for the Loyalty Lab acquisition(1)	(389)
Goodwill adjustment for the OpenSpirit acquisition(1)	(689)
Goodwill adjustment for the Proginet acquisition(1)	205
Goodwill adjustment for the Kabira acquisition(1)	464
Foreign currency translation	3,213

Balance as of November 30, 2011	$451,821

(1)	Pursuant to the business combinations accounting guidance, we record goodwill adjustments for the effect on goodwill changes to net assets acquired during the measurement period (up to one year from the date of an acquisition). Goodwill adjustments were not significant to our previously reported operating results or financial position.

Acquired Intangible Assets

Our acquired intangible assets are subject to amortization on a straight line basis over their estimated useful lives as follows:

	Estimated Life	Weighted Average Remaining Life
Developed technologies	4 to 9 years	4.2 years
Customer base	3 to 9 years	3.7 years
Patents/core technologies	3 to 8 years	3.4 years
Trademarks	2 to 8 years	4.1 years
Maintenance agreements	4 to 9 years	3.8 years

TIBCO SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The carrying values of our amortized acquired intangible assets are as follows (in thousands):

	November 30, 2011			November 30, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technologies	$146,289	$(102,034)	$44,255	$129,492	$(85,589)	$43,903
Customer base	56,165	(37,376)	18,789	49,433	(31,606)	17,827
Patents/core technologies	27,922	(21,542)	6,380	27,628	(17,373)	10,255
Trademarks	9,771	(7,077)	2,694	8,334	(6,103)	2,231
Non-compete agreements	580	(580)	—	1,580	(1,541)	39
Maintenance agreements	61,677	(38,237)	23,440	57,915	(29,052)	28,863

Total intangible assets subject to amortization	302,404	(206,846)	95,558	274,382	(171,264)	103,118
In-process research and development	1,700	—	1,700	1,700	—	1,700

Total intangible assets	$304,104	$(206,846)	$97,258	$276,082	$(171,264)	$104,818

The estimated future amortization of acquired intangible assets as of November 30, 2011 is as follows (in thousands):

Year ending November 30,
2012	$28,807
2013	24,705
2014	18,263
2015	13,325
2016	7,677
Thereafter	2,781

Total intangible assets subject to amortization	95,558
In-process research and development	1,700

Total intangible assets, net	$97,258

9.    Accrued Restructuring and Acquisition Integration Costs

Accrued Restructuring Costs

2011 Restructuring Plan.    In order to achieve cost efficiencies and realign our resources and operations, our Board of Directors approved a restructuring plan initiated by management during the fourth quarter of fiscal year 2011. The restructuring charges were primarily related to excess facilities and other corporate actions aimed to increase efficiencies and reduce redundancies, including those arising from recent acquisitions. As of November 30, 2011, the total estimated restructuring costs associated with the restructuring plan were $10.0 million, and consisted of costs associated with employee terminations and exit of excess facilities. These costs are presented as restructuring charges in our Consolidated Statements of Operations. We recognized $8.8 million of restructuring charges during fiscal year 2011, and expect to recognize the remaining expenses in fiscal year 2012. Changes in estimates, if any, will be reflected in our future results of operations. We expect to fulfill our remaining cash obligations associated with this restructuring no later than 2014.

TIBCO SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2010 Restructuring Plan.    In order to achieve cost efficiencies and realign our resources and operations, our Board of Directors approved a restructuring plan initiated by management during the second quarter of fiscal year 2010. The restructuring charges were primarily related to excess facilities and other corporate actions arising from the recent acquisition of Kabira. As of November 30, 2010, the total estimated restructuring costs associated with the restructuring plan were $7.2 million, and consisted of costs associated with employee terminations and exit of excess facilities. These costs are recognized in accordance with the current guidance on accounting for exit activities and are presented as restructuring charges in our Consolidated Statements of Operations. We recognized $7.0 million of restructuring charges during fiscal year 2010 and $0.1 million during fiscal year 2011. Changes in estimates, if any, will be reflected in our future results of operations as required by the current accounting guidance. We expected to fulfill our remaining cash obligations associated with this restructuring no later than 2013.

Accrued Integration Costs

2009 Acquisition Integration Costs.    In connection with our acquisition of DataSynapse in the third quarter of fiscal year 2009, we recorded an accrual of $1.6 million for acquisition integration liabilities. These acquisition integration costs were accounted for under the business combination guidance effective prior to our fiscal year 2010.

2008 Acquisition Integration Costs.    In connection with our acquisition of Insightful in the fourth quarter of fiscal year 2008, we recorded an accrual of $3.3 million for acquisition integration liabilities. As of November 30, 2009, all of the obligations related to the Insightful integration were satisfied. These acquisition integration costs were accounted for under the business combination guidance effective prior to our fiscal year 2010.

2002 Headquarter Restructuring Plan.    In fiscal year 2002, we implemented a restructuring plan to align our cost structure with changing market conditions. Restructuring charges totaling $49.3 million consisted of $47.6 million related to consolidation of our headquarter facilities and $1.7 million related to headcount reductions. At the end of fiscal year 2011, all cash obligations were fulfilled.

The following is a summary of activities in accrued restructuring and integration costs for each of the three fiscal years ended November 30, 2011, 2010 and 2009 (in thousands):

	Accrued Excess Facilities				Accrued Severance and Other
	Headquarter Facilities	Acquisition Integration	Restructuring	Subtotal	Acquisition Integration	Restructuring	Subtotal	Total
As of November 30, 2008	$10,629	$123	$—	$10,752	$1,414	$—	$1,414	$12,166
Acquisition integration costs	—	579	—	579	1,020	—	1,020	1,599
Adjustment	—	—	—	—	(721)	—	(721)	(721)
Cash utilized	(4,818)	(302)	—	(5,120)	(993)	—	(993)	(6,113)

As of November 30, 2009	$5,811	$400	$—	$6,211	$720	$—	$720	$6,931
Acquisition integration costs	—	—	—	159	—	159	159
Restructuring charges	(250)	—	1,748	1,498	—	5,455	5,455	6,953
Cash utilized	(5,423)	(344)	(824)	(6,591)	(868)	(3,357)	(4,225)	(10,816)

As of November 30, 2010	$138	$56	$924	$1,118	$11	$2,098	$2,109	$3,227
Acquisition integration costs	—	—	—	—	—	(242)	(242)	(242)
Restructuring charges	—	—	2,405	2,405	—	6,521	6,521	8,926
Cash utilized	(138)	(15)	(547)	(700)	(11)	(3,358)	(3,369)	(4,069)

As of November 30, 2011	$—	$41	$2,782	$2,823	$—	$5,019	$5,019	$7,842

TIBCO SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of November 30, 2011, $1.1 million of the $7.8 million accrued restructuring were classified as long-term liabilities based on our current expectation that the lease payments will be paid over the remaining term of the related leases.

10.    Long-Term Debt and Credit Facilities

Mortgage Note Payable

In connection with the purchase of our corporate headquarters in June 2003, we recorded a $54.0 million mortgage note payable to a financial institution collateralized by the commercial real property acquired. The balance on the mortgage note payable was $38.1 million and $40.4 million as of November 30, 2011 and 2010, respectively.

The mortgage note payable carries a 20-year amortization, and in the second quarter of fiscal year 2007, we amended the mortgage note payable such that it now carries a fixed annual interest rate of 5.50%. The $34.4 million principal balance that will be remaining at the end of the 10-year term will be due as a final lump sum payment on July 1, 2013. Under the currently applicable terms of the mortgage note agreements, we are prohibited from acquiring another company without prior consent from the lender unless we maintain at least $50.0 million of cash or cash equivalents and meet other non-financial terms as defined in the agreements. In addition, we are subject to certain non-financial covenants pursuant to the terms of the mortgage note agreements. As of November 30, 2011, we were in compliance with all covenants.

Lines of Credit

In November 2009, we entered into a $150.0 million unsecured revolving credit facility (the “Credit Agreement”) that matures in November 2012. The revolving credit facility is available for cash borrowings up to $150.0 million, with a sublimit for the issuance of standby letters of credit in a face amount up to $25.0 million and swing line loans up to $10.0 million. As of November 30, 2011, $30.0 million were outstanding under the credit facility. Revolving loans accrue interest at a per annum rate based on either (i) the base rate plus a margin ranging from 2.25% to 3.00%, depending on TIBCO’s consolidated leverage ratio or (ii) the LIBOR rate plus a margin ranging from 3.25% to 4.00%, depending on TIBCO’s consolidated leverage ratio, for various interest periods. The base rate is defined as the highest of (i) the administrative agent’s prime rate, (ii) the federal funds rate plus a margin equal to 0.50%, and (iii) except during a period when LIBOR rates are unavailable, the LIBOR rate for a one month interest period plus a margin equal to 1.00%. Swing line loans accrue interest at a per annum rate based on the base rate plus a margin ranging from 2.25% to 3.00%. A commitment fee is applied to the un-borrowed amount at a per annum rate ranging from 0.50% to 0.75%. A $2.3 million loan origination fee and issuance costs incurred upon consummation of the Credit Agreement will be amortized through interest expense over a period of three years. Other customary fees and letter of credit fees may be charged as they are incurred. All fees would be recognized over the life of the facility as an adjustment of interest expense. Under certain circumstances, a default interest rate will apply on all obligations during the existence of an event of default under the Credit Agreement at a per annum rate equal to 2.00% above the applicable interest rate. In order to make acquisitions under the Credit Agreement, the Credit Agreement requires, among other things, immediately after giving a pro forma effect to any such acquisition we maintain $120.0 million of total unrestricted cash, cash equivalents, certain short-term investments and total available borrowings, of which $80.0 million must be held by a financial institution with the account residing in the United States. Under this Credit Agreement, we must maintain a minimum consolidated interest coverage ratio of 3.5:1.0 and a maximum consolidated leverage ratio of 2.5:1.0 in addition to other customary affirmative and negative covenants. As of November 30, 2011, we were in compliance with all covenants of this facility.

TIBCO SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In December 2011, we and one of our subsidiaries entered into an Amended and Restated Credit Agreement providing for borrowings in an amount of up to $250.0 million that matures in December 2016 (the “Amended Credit Agreement”). TIBCO has an option to request that the lenders thereunder increase the available commitments by an amount of up to $100.0 million. For further discussion on the Amended Credit Agreement, see Note 23 to our Consolidated Financial Statements included in this Annual Report on Form 10-K.

We also have a $20.0 million revolving line of credit that matures in November 2012. The revolving line of credit is available for cash borrowings and for the issuance of letters of credit up to $20.0 million. As of November 30, 2011, no borrowings were outstanding under the facility and three irrevocable letters of credit in the amounts of $13.0 million, approximately $1.0 million and approximately $0.4 million were outstanding, leaving approximately $5.6 million of available credit for additional letters of credit or cash borrowings. The $13.0 million irrevocable letter of credit outstanding was issued in connection with the mortgage note payable. The letter of credit automatically renews for successive one-year periods, until the mortgage note payable has been satisfied in full. The approximately $1.0 million and approximately $0.4 irrevocable letters of credit outstanding were issued in connection with two separate revenue transactions denominated in foreign currency and will remain outstanding until July 2012 and November 2012, respectively. The line of credit, as amended, contains financial covenants identical to those of the Credit Agreement, as well as other customary affirmative and negative covenants. As of November 30, 2011, we were in compliance with all covenants under the revolving line of credit.

Guarantee Credit Line

We have an approximately $13.4 million revolving guarantee credit line available for issuance of bank guarantees denominated in foreign currency. Issued bank guarantees were approximately $11.4 million and $8.6 million in fiscal years 2011 and 2010, respectively, and were collateralized by pledging the equivalent amount under restricted cash as required under our guarantee credit line. Other various contractual commitments also require us to pledge cash as security under restricted cash. As of November 30, 2011 and 2010, we had restricted cash of $13.8 million and $10.5 million, respectively, which is included in Other Assets on our Consolidated Balance Sheets.

TIBCO SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11.    Other Balance Sheet Components

Certain other balance sheet components are summarized below (in thousands):

	November 30,
	2011	2010
Prepaid expenses and other current assets:
Current deferred tax asset	$23,406	$33,556
Pre-acquisition receivable	551	339
Consumption, goods and services; and value added tax recoverable	8,717	5,251
Prepaid royalties	6,774	6,382
Other	22,416	12,361

Total prepaid expenses and other current assets	$61,864	$57,889

Other non-current assets:
Prepaid land lease	$22,830	$23,379
Pre-acquisition receivable, net of current portion	—	291
Restricted cash	13,829	10,491
Private equity investments, net	705	705
Other	11,312	11,454

Total other non-current assets	$48,676	$46,320

Accrued liabilities:
Compensation and benefits	$76,979	$78,978
Taxes	18,503	1,007
Current deferred tax liability	5,743	2,517
Other	27,943	26,074

Total accrued liabilities	$129,168	$108,576

Deferred revenue:
License	$6,820	$11,371
Service and maintenance	203,414	171,524

Total deferred revenue	$210,234	$182,895

12.    Commitments and Contingencies

Letters of Credit

In connection with the mortgage note payable, we entered into an irrevocable letter of credit in the amount of $13.0 million; additionally, in connection with two sales transaction denominated in foreign currency we entered into two irrevocable letters of credit in the amounts of approximately $1.0 million and $0.4 million; see Note 10 for further details. The letter of credit is collateralized by the $20.0 million revolving line of credit described above in Note 10 and automatically renews for successive one-year periods until the mortgage note payable has been satisfied in full. As of November 30, 2011, we were in compliance with all covenants under the revolving line of credit.

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

Operating Commitments

At various locations worldwide, we lease office space and equipment under non-cancelable operating leases with various expiration dates through September 2019. Rental expense was $14.2 million, $11.0 million and $9.7 million in fiscal years 2011, 2010 and 2009, respectively.

As of November 30, 2011, contractual commitments associated with indebtedness, lease obligations and restructuring are as follows (in thousands):

	Total	2012	2013	2014	2015	2016	Thereafter
Operating commitments:
Debt principal(1)	$68,108	$32,397	$35,711	$—	$—	$—	$—
Debt interest	3,319	2,036	1,283	—	—	—	—
Operating leases	30,766	9,441	7,433	5,339	3,153	1,911	3,489

	102,193	43,874	44,427	5,339	3,153	1,911	3,489

Restructuring-related commitments:
Gross lease obligations	846	741	105	—	—	—	—
Committed sublease income	(433)	(366)	(67)	—	—	—	—

	413	375	38	—	—	—	—

Total commitments	$102,606	$44,249	$44,465	$5,339	$3,153	$1,911	$3,489

(1)	For fiscal year 2012, the debt principle includes $30.0 million outstanding balance under the credit facility that is shown as long-term debt on the balance sheet due to the Company’s intent and ability to refinance on a long-term basis under the Amended Credit Agreement.

Future minimum lease payments under restructured non-cancelable operating leases as of November 30, 2011, are included in Accrued Restructuring Costs on our Consolidated Balance Sheets; see Note 9 for further details.

The above commitment table does not include $20.8 million of long-term income tax liabilities recorded in accounting for uncertainty in income taxes due to the fact that we are unable to reasonably estimate the timing of these potential future payments.

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

13.    Legal Proceedings

IPO Allocation Suit

We, certain of our directors and officers, and certain investment bank underwriters were named in a putative class action for violation of the federal securities laws in the United States District Court for the Southern District of New York, captioned “In re TIBCO Software Inc. Initial Public Offering Securities Litigation.” This was one of a number of cases challenging underwriting practices in the initial public offerings (each, an “IPO”) of more than 300 companies, which have been coordinated for pretrial proceedings as “In re Initial Public Offering Securities Litigation.” Plaintiffs generally alleged that the underwriters engaged in undisclosed and improper underwriting activities, namely the receipt of excessive brokerage commissions and customer agreements regarding post-offering purchases of stock in exchange for allocations of IPO shares. Plaintiffs also alleged that various investment bank securities analysts issued false and misleading analyst reports. The complaint against us claimed that the purported improper underwriting activities were not disclosed in the registration statements for our IPO and secondary public offering and sought unspecified damages on behalf of a purported class of persons who purchased our securities or sold put options during the time period from July 13, 1999 to December 6, 2000.

A lawsuit with similar allegations of undisclosed improper underwriting practices, and part of the same coordinated proceedings, was filed against Talarian, which we acquired in 2002. That action was captioned “In re Talarian Corp. Initial Public Offering Securities Litigation.” The complaint against Talarian, certain of its underwriters and certain of its former directors and officers claimed that the purported improper underwriting activities were not disclosed in the registration statement for Talarian’s IPO and sought unspecified damages on behalf of a purported class of persons who purchased Talarian securities during the time period from July 20, 2000 to December 6, 2000.

The coordinated litigation matters, including the actions against us and Talarian, have been resolved by a global settlement. Under the settlement, the insurers pay the full amount of settlement share allocated to us (our financial liability is limited to paying the remaining balance of the applicable retention under Talarian’s directors and officers liability insurance policy). The settlement received final approval from the district court in 2009. Various objectors to the settlement filed appeals; those appeals have been dismissed.

JuxtaComm v. TIBCO, et al.

On January 21, 2010, JuxtaComm-Texas Software, LLC (“JuxtaComm”) filed a complaint for patent infringement against us and other defendants in the United States District Court for the Eastern District of Texas, Case No. 6:10-CV-00011-LED. On April 22, 2010, JuxtaComm filed an amended complaint in which it alleges that certain TIBCO offerings, including TIBCO ActiveMatrix Business Works™, TIBCO iProcess™ Suite, TIBCO Business Studio™ and TIBCO ActiveMatrix® Service Bus infringe U.S. Patent No. 6,195,662 (“‘662 patent”). JuxtaComm seeks injunctive relief and unspecified damages. On May 6, 2010, we filed an answer and counterclaims in which we denied JuxtaComm’s claims and asserted counterclaims for declaratory relief that the asserted patent is invalid and not infringed.

On May 12, 2011, the U.S. Patent & Trademark Office (“PTO”) issued a Final Office Action rejecting all asserted claims of the ’662 patent. On May 24, 2011, the court denied a motion to stay filed by the defendants. On August 11, 2011, the PTO issued an Advisory Action determining that JuxtaComm’s arguments submitted

TIBCO SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

after May 12, 2011, failed to overcome the Final Office Action. JuxtaComm filed a Notice of Appeal from the Examiner to the Board of Patent Appeals and Interferences, challenging the Final Office Action, on September 9, 2011. We joined a new motion to stay the litigation in view of the PTO’s Final Office Action and Advisory Action filed by co-defendants SAS Institute, Inc. and Dataflux Corporation on August 16, 2011. The August 16, 2011 motion to stay is still pending with the court as of January 27, 2012.

Trial was originally schedule for January 9, 2012. On December 8, 2011, the Court issued an Order vacating all deadlines in the action, including the trial date, and temporarily staying the case until February 1, 2012. The Court also ordered the parties to attend mediation by February 1, 2012.

We intend to defend the action vigorously. While we believe that we have valid defenses to JuxtaComm’s claims, litigation is inherently unpredictable and we cannot make any predictions as to the outcome of this litigation. It is possible that our business, financial position, or results of operations could be negatively affected by an unfavorable resolution of this action.

InvestPic, LLC v. TIBCO, et al.

On November 24, 2010, InvestPic, LLC (“InvestPic”) filed a complaint for patent infringement against us and fourteen other defendants in the United States District Court for the District of Delaware, Case No. 1:10cv01028-SLR. The complaint alleges that TIBCO Spotfire® S+® “and other similar products” infringe U.S. Patent No. 6,349,291 (the “’291 patent”). On March 29, 2011, defendant SAS Institute Inc. filed a motion to dismiss the complaint for failure to state a claim for relief on the basis that all the asserted claims of the ’291 patent are invalid as being directed to unpatentable subject matter. On May 13, 2011, TIBCO, along with other defendants, filed a motion to dismiss the complaint on the same grounds as SAS’ motion. On September 30, 2011, the Court denied this motion to dismiss. However, the Court declined to address the merits of defendants’ arguments that the claims of the ’291 patent are directed to unpatentable subject matter, in the absence of discovery or claim construction. A Scheduling Order has been entered in the case and the Court has set a date for a jury trial commencing on September 16, 2013.

InvestPic seeks injunctive relief and unspecified damages. We intend to defend the action vigorously. While we believe that we have valid defenses to InvestPic’s claims, litigation is inherently unpredictable and we cannot make any predictions as to the outcome of this litigation. It is possible that our business, financial position, or results of operations could be negatively affected by an unfavorable resolution of this action.

Vasudevan Software, Inc. v. TIBCO, et al.

On December 23, 2011, Vasudevan Software, Inc. (“Vasudevan”) filed a complaint for patent infringement against us and Spotfire Inc. in the United States District Court for the Northern District of California, Case No. 3:11-cv-06638-RS. The complaint alleges that “Spotfire Analytics and other products” infringe U.S. Patent No. 7,167,864 B1.

Vasudevan seeks injunctive relief and unspecified damages. The Court has not yet set a schedule for the case. We intend to defend the action vigorously. While we believe that we have valid defenses to Vasudevan’s claims, litigation is inherently unpredictable and we cannot make any predictions as to the outcome of this litigation. It is possible that our business, financial position, or results of operations could be negatively affected by an unfavorable resolution of this action.

TIBCO SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14.    TIBCO Software Inc. Stockholders’ Equity

Preferred Stock

Our certificate of incorporation, as amended and restated, authorizes us to issue 75.0 million shares of $0.001 par value preferred stock. As of November 30, 2011, no preferred stock was issued or outstanding.

Common Stock

Our certificate of incorporation, as amended and restated, authorizes us to issue 1.2 billion shares of $0.001 par value common stock. As of November 30, 2011, approximately 166,287,000 shares of common stock were issued and outstanding. The outstanding shares of common stock as of November 30, 2011 include approximately 3,443,000 shares of restricted stock. All of the outstanding shares of restricted stock remain unvested as of November 30, 2011. The balance of unvested restricted stock will be forfeited and automatically transferred back to us at no cost upon the recipient’s discontinuing employment for any reason.

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

TIBCO SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock Repurchase Programs

In April 2010, our Board of Directors approved a new stock repurchase program pursuant to which we were able to repurchase up to $300.0 million of our outstanding common stock from time to time in the open market or through privately negotiated transactions. In connection with the approval of this program, our Board of Directors also terminated our previous $300.0 million stock repurchase program from April 2008 and the remaining authorized amount of $26.7 million under the April 2008 stock repurchase program was canceled. The remaining authorized amount for stock repurchases under the April 2010 stock repurchase program was $158.9 million as of the end of fiscal year 2010 and was canceled as described in the immediately succeeding paragraph.

On December 21, 2010, we announced that our Board of Directors approved a new stock repurchase program pursuant to which we may repurchase up to $300.0 million of our outstanding common stock from time to time in the open market or through privately negotiated transactions. In connection with the approval of this program, our Board of Directors also terminated our previous $300.0 million stock repurchase program from April 2010, and the remaining authorized amount of $158.9 million under the April 2010 stock repurchase program was canceled. The remaining authorized amount for stock repurchases under the December 2010 stock repurchase program was $105.9 million as of the end of fiscal year 2011.

All repurchased shares of common stock have been retired. The following table summarizes the activities under the stock repurchase programs for the periods indicated (in thousands, except per share data):

	Year Ended November 30,
	2011	2010	2009
Cash used for repurchases	$194,059	$204,280	$106,447

Shares repurchased	7,310	15,084	12,928

Average price per share	$26.55	$13.54	$8.23

Between December 1, 2011 and January 20, 2012, we repurchased 2.8 million shares of our outstanding common stock at an average price of $24.08 per share pursuant to the December 2010 stock repurchase program.

In connection with the stock repurchase activities during fiscal years 2011, 2010 and 2009 we classified $99.7 million, $116.6 million and $47.9 million, respectively, of the excess purchase price over the par value of our common stock to retained earnings and $94.4 million, $87.7 million and $58.5 million, respectively, to additional paid-in capital.

15.    Stock Benefit Plans and Stock-Based Compensation

Stock Benefit Plans

2008 Equity Incentive Plan (the “2008 Plan”).    On August 1, 2008, the 2008 Plan replaced the 1996 Stock Option Plan and the 1998 Director Option Plan. As of November 30, 2011, there were 6.1 million shares available for grant under the 2008 Plan and 8.9 million shares underlying stock options and awards outstanding under the 2008 Plan. During each of fiscal year 2011 and fiscal year 2010, certain of our employees, including our Chief Executive Officer, Chief Financial Officer and other named executive officers, received PRSUs. These PRSUs are subject to the terms and conditions set forth in the PRSU Agreement and granted under our 2008 Plan as recently amended and restated. As of November 30, 2011, approximately 4.3 million PRSUs were outstanding.

TIBCO SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Under the terms of the PRSUs granted in fiscal year 2010, these PRSUs will be eligible to start vesting as of the end of our fiscal year 2012 if we achieve non-GAAP EPS of $1.00 or greater for our fiscal year 2012 and a cumulative non-GAAP EPS of $2.40 or greater over the three fiscal years 2010, 2011 and 2012. If the performance goals are not met as measured at the end of fiscal year 2012, then the PRSUs still may become eligible to vest if, in fiscal year 2013, we achieve a non-GAAP EPS of $1.00 or greater and a cumulative non-GAAP EPS of $3.00 or greater over the four fiscal years 2010, 2011, 2012 and 2013. Upon attainment of the requisite performance goals, the PRSUs will be scheduled to vest in two equal installments over the subsequent two years, subject to the award recipient’s continued employment. Further, even if the performance and time-based vesting requirements are met, 20% of the awards will be forfeited if, in the first fiscal year following achievement of the applicable performance goals, our non-GAAP EPS falls by 10% or more as compared to the non-GAAP EPS achieved for the year that the performance goals were achieved. Also, all or a certain portion of these PRSUs generally will become eligible to vest upon a change of control occurring in 2011, 2012 or 2013, provided that the Company achieves a certain minimum cumulative non-GAAP EPS applicable to the year in which the change of control occurs, or the PRSUs that became eligible to vest but have not yet vested will accelerate vesting as to 100% of the award upon the award holder’s involuntary termination without cause within 12 months after a change of control.

In fiscal year 2011, we granted 0.3 million PRSUs which are subject to performance criteria based on non-GAAP EPS for fiscal year 2011.

1996 Stock Option Plan (the “1996 Plan”).    On August 1, 2008, the 1996 Plan was retired and replaced with the 2008 Plan. As of November 30, 2011, there were no shares available for grant and 10.7 million underlying stock options and awards outstanding under the 1996 Plan.

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

2008 Employee Stock Purchase Plan (the “2008 ESPP”).    On August 1, 2008, we adopted the 2008 ESPP replacing the previous Employee Stock Purchase Program (the “ESPP”) pursuant to the 1996 Plan. As of November 30, 2011, approximately 8.8 million shares were reserved for future issuance under the 2008 ESPP and we had issued approximately 0.3 million shares under the 2008 ESPP.

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

We issued approximately 0.3 million shares, 0.4 million shares and 0.5 million shares for $3.9 million, $3.0 million and $2.4 million, respectively, in employee contributions for the fiscal years ended 2011, 2010 and 2009, respectively, under the employee stock purchase plans.

2009 Deferred Compensation Plan (the “2009 DCP”).    On February 20, 2009, we adopted the 2009 DCP. Pursuant to the 2009 DCP, eligible participants may elect to defer certain cash compensation into restricted stock units in accordance with the terms of the 2009 DCP. The restricted stock units will be settled in shares of our common stock at the end of the elected deferral period except in certain situations as provided in the 2009 DCP. As of November 30, 2011, approximately 985,000 shares of our common stock remained available for issuance under the 2009 DCP.

Stock Option Activity

The summary of stock option activity in fiscal year 2011 is presented below (in thousands, except per share data):

Stock Options	Number of Shares Underlying Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (year)	Aggregate Intrinsic Value
Outstanding at November 30, 2010	22,173	$8.36
Granted	2,211	27.12
Exercised	(8,018)	9.55
Forfeited or expired	(402)	16.25

Outstanding at November 30, 2011	15,964	$10.16	3.21	$277,938

Vested and expected to vest at November 30, 2011	15,431	$9.75	3.11	$274,693

Exercisable at November 30, 2011	12,573	$7.68	2.55	$248,256

TIBCO SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The intrinsic value of exercised stock options is calculated based on the difference between the exercise price and the quoted market price of our common stock as of the close of the exercise date. The total intrinsic value of stock options exercised in fiscal years 2011, 2010 and 2009 was $136.8 million, $67.3 million and $10.5 million, respectively. Upon the exercise of stock options, we issue common stock from our authorized shares. As of November 30, 2011, total unamortized stock-based compensation cost related to unvested stock options was $19.3 million, with a weighted-average remaining recognition period of 2.61 years. Total fair value of stock options vested and expensed in fiscal year 2011, 2010 and 2009 was $32.2 million, $21.5 million and $16.2 million, respectively, net of taxes.

The total realized tax benefits attributable to stock options exercised and vesting of stock awards were $8.6 million, $30.6 million and $21.6 million in fiscal year 2011, 2010 and 2009 respectively. The gross excess tax benefits from stock-based compensation were $41.9 million, $21.5 million and $17.0 million in the fiscal years 2011, 2010, and 2009, respectively, as reported on the Consolidated Statements of Cash Flows in financing activities. The excess tax benefits represent the reduction in income taxes otherwise payable during the period which are attributable to the actual gross tax benefits in excess of the expected tax benefits for stock options exercised in current and prior periods.

Stock Awards Activities

Our nonvested stock awards are comprised of restricted stock, restricted stock units and PRSUs. A summary of the status for nonvested stock awards as of November 30, 2011, and activities during fiscal year 2011 is presented as follows (in thousands, except per share data):

Nonvested Stock Awards	Restricted Stock	Restricted Stock Units	Performance- based Restricted Stock Units	Total Number of Shares Underlying Stock Awards	Weighted- Average Grant Date Fair Value
Nonvested at November 30, 2010	4,314	1,659	4,092	10,065	$9.47
Granted	1,184	360	274	1,818	26.51
Vested	(1,687)	(495)	—	(2,182)	8.68
Forfeited	(368)	(101)	(20)	(489)	13.51

Nonvested at November 30, 2011	3,443	1,423	4,346	9,212	12.71

We granted nonvested stock awards at no cost to recipients during fiscal years 2011, 2010 and 2009. As of November 30, 2011, there was $48.9 million of total unrecognized compensation cost related to nonvested restricted stock and restricted stock units. That cost is expected to be recognized generally on a straight-line basis over a weighted-average remaining recognition period of 2.15 years. The total fair value of shares vested pursuant to stock awards during fiscal year 2011, 2010 and 2009 were $18.9 million, $2.1 million and $4.5 million, respectively.

As of November 30, 2011, there was $28.3 million of total unrecognized compensation cost related to PRSUs. That cost is expected to be recognized using the graded vesting attribution method over a weighted-average remaining recognition period of 2.60 years.

Stock-Based Compensation

Stock-based compensation cost in fiscal year 2011, 2010 and 2009 was $48.9 million, $32.2 million, and $23.5 million, respectively, which consisted primarily of stock-based compensation expense related to employee

TIBCO SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

stock options recognized. The deferred tax benefit on employee stock-based compensation expenses in fiscal years 2011, 2010 and 2009 was $16.5 million, $10.7 million and $7.4 million, respectively. We did not capitalize any stock-based compensation in any of the fiscal periods reported.

We recognize the fair value of service-based stock awards generally on a straight-line basis over the requisite service period of three to four years, net of estimated forfeitures. Employee stock-based compensation cost related to grants of service-based stock awards in fiscal years 2011, 2010 and 2009 was $23.6 million, $17.6 million and $12.8 million, respectively.

We recognize the fair value of employee stock options on a straight-line basis over the requisite service period of three to four years, net of estimated forfeitures. Employee stock-based compensation cost related to employee stock options in fiscal years 2011, 2010 and 2009 was $9.8 million, $8.7 million and $9.8 million, respectively.

We recognize compensation cost related to the PRSUs, net of estimated forfeitures, over the requisite service period of four to six years, using the graded vesting attribution method. Compensation cost related to all PRSUs for fiscal years 2011 and 2010 were $14.1 million and $5.0 million, respectively.

We recognize the stock-based compensation costs for PRSUs when we believe it is probable that we will achieve the performance criteria as defined in the PRSUs agreement. We then estimate the most probable period in which the performance criteria will be met, if at all. Under the terms of the PRSUs granted in fiscal year 2010, 20% of the PRSUs will be forfeited if, in the fiscal year following achievement of the applicable performance goals, our non-GAAP EPS falls by 10% or more as compared to the non-GAAP EPS achieved for the year that the performance goals were achieved. Therefore, we also assess the probability of this forfeiture when analyzing our stock-based compensation costs for PRSUs. On a quarterly basis management calculates, based on these estimates, the appropriate compensation expense over the requisite service period by using the graded vesting attribution method and then book an adjustment to compensation cost in that reporting period. As of November 30, 2011, management estimates that it is probable that the performance criteria will be met in first quarter of 2013 and it is not probable that 20% of the PRSUs will be forfeited prior to vesting, and for the PRSUs granted in fiscal year 2011 that the performance criteria will be met in fiscal year 2011.

We recognized stock-based compensation cost associated with our employee stock purchase programs on a straight-line basis over each six-month offering period. Employee stock-based compensation associated with our employee stock purchase programs for the fiscal year 2011, 2010 and 2009 was approximately $1.4 million, $1.0 million, and $1.0 million, respectively.

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

	Year Ended November 30,
	2011	2010	2009
Stock Option grants:
Expected term of stock options (years)	4.8 – 5.1	4.8 – 5.1	4.7 – 5.1
Risk-free interest rate	0.9 – 2.1%	1.3 – 2.4%	1.7 – 2.6%
Volatility	42 – 47%	42 – 44%	48 –56%
Weighted-average grant-date fair value (per share)	$10.70	$4.99	$3.42
Employee stock purchase plans:
Expected term of ESPP (years)	0.5	0.5	0.5
Risk-free interest rate	0.2%	0.2%	0.3 – 0.4%
Volatility	38 – 39%	35 – 39%	51 – 71%
Weighted-average grant-date fair value (per share)	$6.56	$2.87	$2.12

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

16.    Comprehensive Income (Loss)

Our comprehensive income (loss) includes net income and other comprehensive income (loss), which consists of unrealized gains and losses on available-for-sale securities and cumulative translation adjustments.

Total comprehensive income (loss) in fiscal years 2011, 2010 and 2009 are presented in the Consolidated Statements of Equity and Comprehensive Income (Loss). Total Accumulated Other Comprehensive Income (Loss) is displayed as a separate component of Stockholder’s Equity in the accompanying Consolidated Balance Sheets. The balances of each component of Accumulated Other Comprehensive Income (Loss), net of taxes, consist of the following (in thousands):

	November 30,
	2011	2010	2009
Cumulative translation adjustment, net of tax	$(21,057)	$(22,066)	$(16,386)
Unrealized gain (loss) on available-for-sale securities	25	(10)	(27)

Total accumulated other comprehensive loss	$(21,032)	$(22,076)	$(16,413)

As of November 30, 2011, 2010 and 2009, cumulative translation adjustment included total accumulated tax effects of $10.1 million, $10.4 million and $7.6 million, respectively.

17.    Noncontrolling Interest

In the first quarter of fiscal year 2007, we established a joint venture in South Africa, TS Innovations Limited (“Innovations”), with a local South Africa corporation, to assist with our sales efforts as well as to provide consulting services and training to our customers in the Sub-Saharan Africa region. As of November 30, 2011 and 2010, Innovations had total assets of $5.0 million and $5.7 million, respectively. For the years ended November 30, 2011, 2010, and 2009, Innovations had total revenues of $13.1 million, $13.2 million and $7.5 million, respectively. As of November 30, 2011, we owned a 74.9% interest in the joint venture. Because of this majority interest, our Consolidated Financial Statements include the balance sheets, results of operations and cash flows of Innovations, net of intercompany charges. We accordingly eliminated 25.1% of financial results that pertain to the noncontrolling interest; the eliminated amount was reported as a separate line on our Consolidated Statements of Operations and Consolidated Balance Sheets.

18.    Income Taxes

Income before provision for income taxes consisted of the following (in thousands):

	Year Ended November 30,
	2011	2010	2009
United States	$51,159	$84,671	$78,928
International	98,776	26,201	10,689

	$149,935	$110,872	$89,617

TIBCO SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Significant components of the provision for (benefit from) income taxes are as follows (in thousands):

	Year Ended November 30,
	2011	2010	2009
Federal:
Current	$14,619	$25,140	$23,547
Deferred	2,364	(1,353)	(992)

	16,983	23,787	22,555

State:
Current	1,925	3,425	2,934
Deferred	1,341	(1,155)	(1,050)

	3,266	2,270	1,884

Foreign:
Current	19,490	12,314	13,246
Deferred	(2,439)	(5,970)	(10,588)

	17,051	6,344	2,658

Provision for income taxes	$37,300	$32,401	$27,097

The provision for income taxes was at rates other than the United States Federal statutory tax rate for the following reasons:

	Year Ended November 30,
	2011	2010	2009
U.S. Federal statutory rate	35.0%	35.0%	35.0%
State taxes	1.8	2.1	3.2
Research and development credits	(2.7)	(0.3)	(1.9)
Stock option compensation	1.6	0.5	1.1
Foreign income taxed at different rate	(5.9)	(7.9)	(6.6)
Change in valuation allowance	(2.5)	0.0	0.8
Domestic manufacturing incentives	(1.1)	—	—
Other	(1.3)	(0.2)	(1.4)

Effective tax rate	24.9%	29.2%	30.2%

U.S. income taxes and foreign withholding taxes have not been provided for on a cumulative total of $142.5 million of undistributed earnings for certain non-U.S. subsidiaries. With the exception of our subsidiaries in the United Kingdom and Japan, net undistributed earnings of our foreign subsidiaries are generally considered to be indefinitely reinvested, and accordingly, no provision for U.S. income taxes has been provided thereon. We have sufficient cash reserves in the U.S. and do not require repatriation of our foreign earnings. We intend to use the undistributed earnings for acquisitions, local operations expansion and to meet local operating expense requirements. Upon distribution of these earnings in the form of dividends or otherwise, we will be subject to U.S. income taxes net of available foreign tax credits associated with these earnings. Determination of the amount of unrecognized deferred tax liability related to these earnings is not practicable.

TIBCO SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of deferred tax assets (liabilities) are as follows (in thousands):

	November 30,
	2011	2010
Deferred tax assets:
Net operating loss carryforwards	$46,375	$38,822
Reserves, accruals and foreign related items	19,409	26,319
Credit carryforwards	14,930	18,123
Depreciation and amortization	12,760	18,424
Unrealized losses on investments	5,043	4,905
Deferred revenue	6,231	8,337
Translation gains/losses	6,772	6,030
Stock compensation expense	19,727	13,629
Other	1,374	3,170

	132,621	137,759
Deferred tax liabilities:
Intangible assets	(28,390)	(34,790)
Unbilled receivable	(4,407)	(720)
Other	(2,453)	(745)

	(35,250)	(36,255)

Net deferred tax assets before valuation allowance	97,371	101,504
Valuation allowance	(5,592)	(8,051)

Net deferred tax assets	$91,779	$93,453

We assess the likelihood that we will be able to recover our deferred tax assets. We consider all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. If it is not more likely than not that we will recover our deferred tax assets, we will increase our provision for taxes by recording a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable. The available positive evidence at November 30, 2011 included recent cumulative profit in all jurisdictions. The valuation allowance decreased by $2.5 million due to utilization of foreign tax credit in the current fiscal year. As of November 30, 2011, it was considered more likely than not that our deferred tax assets would be realized with the exception of certain capital loss carryovers as we cannot forecast sufficient future capital gains to realize the deferred tax assets. The valuation allowance of approximately $5.6 million as of November 30, 2011 will result in an income tax benefit if and when we conclude it is more likely than not that the related deferred tax assets will be realized.

As of November 30, 2011, we believed that the amount of the deferred tax assets recorded on our balance sheet would ultimately be recovered. However, should there be a change in our ability to recover our deferred tax assets, our tax provision would increase in the period in which we determine that it is more likely than not that we cannot recover our deferred tax assets.

We have elected to track the portion of our federal and state net operating loss and tax credit carryforwards attributable to stock option benefits in a separate memo account. Therefore, these amounts are no longer included in our gross or net deferred tax assets. As of November 30, 2011, our federal and state net operating loss carryforwards for tax return purposes were $271.8 million and $233.9 million, respectively, which expire through

TIBCO SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2030. Of these federal and state net operating losses, $149.1 million and $136.9 million, respectively, will be credited directly to additional paid-in capital when our net operating losses attributable to stock deductions reduce taxes payable. As of November 30, 2011, our federal and state tax credit carryforwards for tax return purposes were $75.7 million and $36.9 million, respectively. The federal tax credit carryforwards expire in 2031 and the state tax credit can be carried forward indefinitely. Of these federal and state tax credits, $73.0 million and $26.6 million, respectively, will be credited directly to additional paid-in capital when our credits attributable to stock deductions reduce taxes payable.

Our income taxes payable for federal purposes have been reduced by the tax benefits associated with the exercise of employee stock options during the fiscal year and utilization of net operating loss carryover and credits applicable to both stock options and acquired entities. The benefits applicable to stock options were credited directly to stockholders’ equity when realized and amounted to $8.5 million and $30.6 million for fiscal years 2011 and 2010, respectively.

In the event of a change in ownership, as defined under federal and state tax laws, our net operating loss and tax credit carryforwards may be subject to annual limitations. The annual limitations may result in the expiration of the net operating loss and tax credit carryforwards before utilization.

A reconciliation of the unrecognized tax benefits for the fiscal years ended November 30, 2011 and 2010 are as follows (in thousands):

	November 30,
	2011	2010
Gross unrecognized tax benefits balance at beginning of year	$35,782	$38,516
Increases for tax positions of current fiscal year	8,449	1,267
Increases for tax positions of prior fiscal years	964	413
Decreases for tax positions of prior fiscal years	(2)	(493)
Lapse of statutes of limitation	(1,574)	(3,921)

Gross unrecognized tax benefits at end of year	43,619	35,782
Interest and penalties	761	872

Total unrecognized tax benefits balance at end of year	$44,380	$36,654

We account for uncertain tax issues pursuant to authoritative guidance based on a two-step approach to recognize and measure uncertain tax positions taken or expected to be taken in a tax return. The first step is to determine if the weight of available evidence indicates that it is more likely than not that the tax position will be sustained on audit, including resolution of any related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. We adjust reserves for our uncertain tax positions due to changing facts and circumstances, such as the closing of a tax audit, or refinement of estimates. To the extent that the final outcome of these matters is different than the amounts recorded, such differences will impact our tax provision in our Consolidated Statements of Operations in the period in which such determination is made.

During fiscal year 2011, the amount of gross unrecognized tax benefits increased by approximately $7.7 million. We have elected to include interest expense and penalties accrued on unrecognized tax benefits as a component of our income tax expense. The total amount of gross unrecognized tax benefits was $44.4 million as of November 30, 2011, of which $24.8 million would affect the effective tax rate if realized. We do not expect any significant changes to the amount of unrecognized tax benefit within the next 12 months.

TIBCO SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We are subject to routine corporate income tax audits in the United States and foreign jurisdictions. The statute of limitations for our fiscal years 1994 through 2011 remains open for U.S. purposes. Most foreign jurisdictions have statute of limitations that range from three to six years.

19.    Net Income Per Share

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

The following table sets forth the computation of basic and diluted net income per share for the periods indicated (in thousands, except per share data):

	Year Ended November 30,
	2011	2010	2009
Net income attributable to TIBCO Software Inc.	$112,406	$78,088	$62,302

Weighted-average shares of common stock used in computing basic net income per share (excluding unvested restricted stock)	161,469	160,959	168,970
Effect of dilutive common stock equivalents:
Stock options	9,558	7,952	2,548
Stock awards	2,245	2,042	810

Weighted-average shares of common stock used in computing diluted net income per share	173,272	170,953	172,328

Net Income per share attributable to TIBCO Software Inc.:
Basic net income per share	$0.70	$0.49	$0.37

Diluted net income per share	$0.65	$0.46	$0.36

TIBCO SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following potential weighted-average common stock equivalents are not included in the diluted net income per share calculation above, because their effect was anti-dilutive for the periods indicated (in thousands):

	Year Ended November 30,
	2011	2010	2009
Stock options	1,264	4,487	23,882
Stock awards	404	76	1,299

Total anti-dilutive common stock equivalents	1,668	4,563	25,181

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

20.    Related Party Transactions

Peter J. Job, a member of our Board of Directors, serves on the Boards of two companies which were customers in fiscal years 2011, 2010 and 2009. Total revenue recognized for products and services delivered to these companies in fiscal years 2011, 2010 and 2009 was $12.9 million, $13.9 million and $9.1 million, respectively. Total accounts receivable for these two companies as of November 30, 2011 and 2010 were $1.1 million and $4.3 million, respectively.

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

Our total revenue by geographic region, based on the location at which each sale originated, is summarized as follows (in thousands):

	Year Ended November 30,
	2011	2010	2009
Americas:
United States	$456,862	$368,391	$279,226
Other Americas	47,870	39,633	35,936

Total Americas	504,732	408,024	315,162

EMEA:
United Kingdom	80,645	69,935	62,426
Other EMEA	245,854	204,613	194,562

Total EMEA	326,499	274,548	256,988

APJ	89,015	71,435	49,238

	$920,246	$754,007	$621,388

Our license revenue in fiscal years 2011, 2010 and 2009 was derived from the following three product solutions: SOA and core infrastructure, business optimization and process automation and collaboration.

	Year Ended November 30,
	2011	2010	2009
SOA and core infrastructure	56%	62%	62%
Business optimization	33	27	25
Process automation and collaboration	11	11	13

Total license revenue	100%	100%	100%

Our property and equipment by major country are summarized as follows (in thousands):

	November 30,
	2011	2010
Property and equipment, net:
United States	$83,500	$83,931
United Kingdom	1,386	1,724
Other	4,985	2,868

	$89,871	$88,523

TIBCO SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

22.    Selected Quarterly Financial Information (Unaudited)

(in thousands, except per share data)

	Three Months Ended
	November 30, 2011	August 31, 2011	May 31, 2011	February 28, 2011
Total revenue	$289,511	$228,973	$216,421	$185,341
Gross profit	220,164	165,619	154,694	132,394
Total operating expenses	149,919	129,031	125,965	113,529
Income from operations	70,245	36,588	28,729	18,865
Provision for income taxes	17,504	11,800	6,000	1,996
Net income attributable to TIBCO Software Inc.	51,878	23,529	21,046	15,953
Net income per share attributable to TIBCO Software Inc.:
Basic	$0.32	$0.15	$0.13	$0.10
Diluted	$0.30	$0.14	$0.12	$0.09
Shares used in computing net income per share attributable to TIBCO Software Inc.:
Basic	161,586	161,876	161,911	160,503
Diluted	171,978	172,957	174,666	173,486

	Three Months Ended
	November 30, 2010	August 31, 2010	May 31, 2010	February 28, 2010
Total revenue	$241,217	$184,476	$173,270	$155,044
Gross profit	183,400	134,427	125,943	112,444
Total operating expenses	126,659	107,808	109,716	96,876
Income from operations	56,741	26,619	16,227	15,568
Provision for income taxes	18,065	7,536	2,682	4,118
Net income attributable to TIBCO Software Inc.	37,494	17,355	12,814	10,425
Net income per share attributable to TIBCO Software Inc.:
Basic	$0.23	$0.11	$0.08	$0.06
Diluted	$0.22	$0.10	$0.08	$0.06
Shares used in computing net income per share attributable to TIBCO Software Inc.:
Basic	160,013	160,238	160,992	162,593
Diluted	172,899	171,192	169,975	169,745

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

TIBCO SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

23.    Subsequent Event

Line of Credit

On December 19, 2011, we and one of our subsidiaries entered into an Amended and Restated Credit Agreement (the “Amended Credit Agreement”) that replaced our existing Credit Agreement. The Amended Credit Agreement matures on December 19, 2016 and provides for borrowings in an amount of up to $250.0 million with a sublimit for swing line loans of up to $10.0 million and standby letters of credit in a face amount of up to $50.0 million. TIBCO has an option to request that the lenders increase the available commitments by an amount of up to $100.0 million.

Revolving loans accrue interest at a per annum rate based on, at our option, either (i) the base rate plus a margin ranging from 0.25% to 1.00%, depending on TIBCO’s consolidated leverage ratio or (ii) the LIBOR rate plus a margin ranging from 1.25% to 2.00%, depending on TIBCO’s consolidated leverage ratio, for various interest periods. The base rate is defined as the highest of (i) the administrative agent’s prime rate (ii) the federal funds rate plus a margin equal to 0.50%, and (iii) the LIBOR rate for a one month interest period plus a margin equal to 1.00%. TIBCO is also obligated to pay commitment fees for the unused amount of the facility, letter of credit fees and other customary fees. Loan origination fees and issuance costs of approximately $2.0 million were incurred upon consummation of the Amended Credit Agreement which will be amortized through interest expense over a period of five years.

Under the Amended Credit Agreement, we must maintain a minimum consolidated interest coverage ratio of 3.5:1.0 and a maximum consolidated leverage ratio of 2.5:1.0 in addition to other customary affirmative and negative covenants.

As of January 20, 2012, we had borrowed $100.0 million under the credit facility.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on this 30th day of January 2012.

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

Signature	Title	Date

/s/ VIVEK Y. RANADIVÉ Vivek Y. Ranadivé	Chairman and Chief Executive Officer (Principal Executive Officer)	January 30, 2012

/s/ SYDNEY L. CAREY Sydney L. Carey	Executive Vice President, Chief Financial Officer (Principal Financial Officer and Interim Principal Accounting Officer)	January 30, 2012

/s/ NANCI E. CALDWELL Nanci E. Caldwell	Director	January 30, 2012

/s/ ERIC C. W. DUNN Eric C. W. Dunn	Director	January 30, 2012

/s/ NAREN K. GUPTA Naren K. Gupta	Director	January 30, 2012

/s/ PETER J. JOB Peter J. Job	Director	January 30, 2012

/s/ PHILIP K. WOOD Phillip K. Wood	Director	January 24, 2012

II-2

EXHIBIT INDEX

Exhibit No.	Exhibits
3.1(1)	Amended and Restated Certificate of Incorporation of Registrant.
3.2(2)	Amended and Restated Bylaws of Registrant, as amended and restated.
3.3(1)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of the Registrant.
4.1(1)	Preferred Stock Rights Agreement, dated as of February 14, 2004, between the Registrant and EquiServe Trust Company, N.A., including the Certificate of Designation, the Form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B and C, respectively.
10.1(3)	Form of Registrant’s Indemnification Agreement.
10.2(4)#	1996 Stock Option Plan, as amended and restated.
10.3(3)#	Form of Stock Option Agreement pursuant to the 1996 Stock Option Plan.
10.4(8)#	Form of Restricted Stock Agreement pursuant to the 1996 Stock Option Plan.
10.5(3)#	Form of Restricted Stock Unit Agreement pursuant to the 1996 Stock Option Plan.
10.6(5)#	1998 Director Option Plan, as amended and restated.
10.7(8)#	Form of Director Option Agreement pursuant to the 1998 Director Option Plan.
10.8(15)	2008 Equity Incentive Plan (Amended and Restated March 2, 2011).
10.9(7)#	Form of Stock Option Agreement pursuant to the 2008 Equity Incentive Plan.
10.10(17)#	Form of Restricted Stock Agreement pursuant to the 2008 Equity Incentive Plan.
10.11(17)#	Form of Restricted Stock Unit Agreement pursuant to the 2008 Equity Incentive Plan.
10.12(6)#	2008 Employee Stock Purchase Plan.
10.13(14)#	Executive Change in Control and Severance Plan (Amended and Restated March 2, 2011).
10.14(8)#	Amended and Restated Employment Agreement, dated as of September 26, 2008, by and between Vivek Ranadivé and Registrant.
10.15(9)	Lease Agreement dated January 21, 2000 between Spieker Properties, L.P. and the Registrant.
10.16(10)	Agreement to Lease and Sell Assets, dated as of June 2, 2003, by and between the Board of Trustees of the Leland Stanford Junior University and 3301 Hillview Holdings, Inc.
10.17(10)	Ground Lease, dated as of June 25, 2003, by and between the Board of Trustees of the Leland Stanford Junior University and 3301 Hillview Holdings, Inc.
10.18(10)	Promissory Note issued on June 25, 2003 to SunAmerica Life Insurance Company by 3301 Hillview Holdings, Inc.
10.19(11)	First Amendment, dated May 31, 2007, to Promissory Note issued on June 25, 2003 to SunAmerica Life Insurance Company by 3301 Hillview Holdings, Inc.
10.20(12)#	TIBCO Software Inc. 2009 Deferred Compensation Plan.
10.21(12)#	Form of Restricted Stock Unit Agreement pursuant to the TIBCO Software Inc. 2009 Deferred Compensation Plan.
10.22(13)**	Credit Agreement, dated as of November 2, 2009, by and among TIBCO Software Inc., each of the lenders party thereto from time to time, Silicon Valley Bank, as Syndication Agent, Wells Fargo Bank, N.A., as Documentations Agent, and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer
10.23(15)	Form of Performance-Based Restricted Stock Unit Agreement
10.24(16)#	Summary of FY 2011 TIBCO Executive Incentive Compensation Plan
21	List of subsidiaries.
23	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.
24	Power of Attorney (included on signature page).
31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification by Chief Financial Officer Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification by Chief Executive Officer pursuant to 18 USC § 1350.
32.2	Certification by Chief Financial Officer pursuant to 18 USC § 1350.

Exhibit No.	Exhibits
101	Interactive data files (XBRL) pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of November 30, 2010 and November 30, 2009, (ii) the Consolidated Statements of Operations for the years ended November 30, 2010, November 30, 2009 and November 30, 2008, (iii) the Consolidated Statements of Equity and Comprehensive Income (Loss) for the years ended November 30, 2010, 2009 and 2008 (iv) the Consolidated Statements of Cash Flows for the years ended November 30, 2010, November 30, 2009 and November 30, 2008 and (v) the Notes to Condensed Consolidated Financial Statements.*

(1)	Incorporated by reference to an exhibit filed with the Registrant’s Registration Statement on Form 8-A, filed with the SEC on February 23, 2004.
(2)	Incorporated by reference to an exhibit filed with the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on July 9, 2009.
(3)	Incorporated by reference to an exhibit filed with the Registrant’s Annual Report on Form 10-K, filed with the SEC on January 25, 2008.
(4)	Incorporated by reference to an exhibit filed with the Registrant’s Annual Report on Form 10-K, filed with the SEC on February 9, 2007.
(5)	Incorporated by reference to an exhibit filed with the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on April 14, 2006.
(6)	Incorporated by reference to exhibits filed with the Registrant’s Registration Statement on Form S-8 (File No. 333-152245), filed with the SEC on July 10, 2008.
(7)	Incorporated by reference to an exhibit filed with the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on July 10, 2008.
(8)	Incorporated by reference to an exhibit filed with the Registrant’s Annual Report on Form 10-K, filed with the SEC on January 28, 2009.
(9)	Incorporated by reference to an exhibit filed with the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on April 17, 2000.
(10)	Incorporated by reference to exhibits filed with the Registrant’s Annual Report on Form 10-K, filed with the SEC on January 20, 2004.
(11)	Incorporated by reference to exhibits filed with the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on July 13, 2007.
(12)	Incorporated by reference to exhibits filed with the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on April 9, 2009.
(13)	Incorporated by reference to an exhibit filed with the Registrant’s Current Report on Form 8-K, filed with the SEC on November 2, 2009.
(14)	Incorporated by reference to an exhibit filed with the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on July 8, 2011.
(15)	Incorporated by reference to an exhibit filed with the Registrant’s Current Report on Form 8-K, filed with the SEC on March 4, 2010.
(16)	Incorporated by reference to an exhibit filed with the Registrant’s Quarterly Report on Form 8-K, filed with the SEC on February 25, 2011.
(17)	Incorporated by reference to an exhibit filed with the Registrant’s Annual Report on Form 10-K, filed with the SEC on January 28, 2011.
#	Indicates management contract or compensatory plan or arrangement.
*	XBRL (Extensible Business Reporting Language) information is furnished and not filed herewith, is not a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.
**	The Credit Agreement was amended and restated on December 19, 2011. The Amended and Restated Credit Agreement is filed as an exhibit to the Registrant’s Current Report on Form 8-K, filed with the SEC on December 21, 2011 and is described under Note 23 “Subsequent Events” to the Consolidated Financial Statements included in the Annual Report on Form 10-K.