Form 10-Q
period 2012-03-04
TIBCO SOFTWARE INC
filed 2012-04-13
CIK 1085280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 4, 2012

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

The number of shares outstanding of the registrant’s common stock, $0.001 par value, as of April 2, 2012 was 164,950,731 shares.

TIBCO SOFTWARE INC.

TIBCO SOFTWARE INC.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except par value per share)

	February 28, 2012	November 30, 2011
Assets
Current assets:
Cash and cash equivalents	$354,371	$308,148
Short-term investments	209	225
Accounts receivable, net of allowances of $4,870 and $5,868	188,312	196,419
Prepaid expenses and other current assets	54,702	61,864

Total current assets	597,594	566,656
Property and equipment, net	93,426	89,871
Goodwill	455,042	451,821
Acquired intangible assets, net	89,727	97,258
Long-term deferred income tax assets	81,602	78,656
Other assets	52,324	48,676

Total assets	$1,369,715	$1,332,938

Liabilities and Equity
Current liabilities:
Accounts payable	$24,747	$25,802
Accrued liabilities	95,296	129,168
Accrued restructuring costs	2,422	6,792
Deferred revenue	222,644	210,234
Current portion of long-term debt	2,430	2,397

Total current liabilities	347,539	374,393
Accrued restructuring costs, less current portion	866	1,050
Long-term deferred revenue	22,465	14,876
Long-term deferred income tax liabilities	4,318	4,540
Long-term income tax liabilities	21,598	20,772
Long-term debt, less current portion	135,091	65,711
Other long-term liabilities	2,555	2,445

Total liabilities	534,432	483,787

Commitments and contingencies (Note 9)
Equity:
Common stock, $0.001 par value; 1,200,000 shares authorized; 164,828 and 166,287 shares issued and outstanding	165	166
Additional paid-in capital	851,535	856,190
Accumulated other comprehensive income (loss)	(17,568)	(21,032)
Retained earnings	—	12,742

Total TIBCO Software Inc. stockholders’ equity	834,132	848,066
Noncontrolling interest	1,151	1,085

Total equity	835,283	849,151

Total liabilities and equity	$1,369,715	$1,332,938

See accompanying Notes to Condensed Consolidated Financial Statements

TIBCO SOFTWARE INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended February 28,
	2012	2011
Revenue:
License	$82,315	$70,085
Service and maintenance	143,387	115,256

Total revenue	225,702	185,341

Cost of revenue:
License	9,040	8,927
Service and maintenance	57,050	44,020

Total cost of revenue	66,090	52,947

Gross profit	159,612	132,394
Operating expenses:
Research and development	37,321	32,686
Sales and marketing	75,718	62,523
General and administrative	17,595	12,917
Amortization of acquired intangible assets	4,548	4,891
Acquisition related and other	396	545
Restructuring adjustment	(119)	(33)

Total operating expenses	135,459	113,529

Income from operations	24,153	18,865
Interest income	255	482
Interest expense	(1,465)	(1,046)
Other income (expense), net	976	(290)

Income before provision for income taxes	23,919	18,011
Provision for income taxes	3,300	1,996

Net income	20,619	16,015
Less: Net income (loss) attributable to noncontrolling interest	(22)	62

Net income attributable to TIBCO Software Inc.	$20,641	$15,953

Net income per share attributable to TIBCO Software Inc.:
Basic	$0.13	$0.10

Diluted	$0.12	$0.09

Shares used in computing net income per common share attributable to TIBCO Software Inc.:
Basic	161,460	160,503

Diluted	170,866	173,486

See accompanying Notes to Condensed Consolidated Financial Statements

TIBCO SOFTWARE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended February 28,
	2012	2011
Operating activities:
Net income	$20,619	$16,015
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	3,476	3,094
Amortization of acquired intangible assets	7,813	9,686
Stock-based compensation	15,324	11,481
Deferred income tax	(4,700)	(2,387)
Tax benefits related to stock benefit plans	6,703	9,545
Excess tax benefits from stock-based compensation	(5,856)	(9,228)
Other non-cash adjustments, net	(229)	(112)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	8,266	38,960
Prepaid expenses and other assets	6,244	(4,388)
Accounts payable	(1,165)	(5,681)
Accrued liabilities and restructuring costs	(36,305)	(35,216)
Deferred revenue	20,935	4,591

Net cash provided by operating activities	41,125	36,360

Investing activities:
Acquisitions, net of cash acquired	—	(22,579)
Purchases of property and equipment	(6,703)	(1,579)
Restricted cash pledged as security	(968)	779
Other investing activities, net	399	(71)

Net cash used in investing activities	(7,272)	(23,450)

Financing activities:
Proceeds from issuance of common stock	11,862	20,164
Proceeds from revolving credit facility, net	68,060	—
Repurchases of the Company’s common stock	(67,525)	(24,430)
Withholding taxes related to restricted stock net share settlement	(4,403)	(4,589)
Excess tax benefits from stock-based compensation	5,856	9,228
Principal payments on long-term debt	(587)	(556)

Net cash provided by (used in) financing activities	13,263	(183)

Effect of foreign exchange rate changes on cash and cash equivalents	(893)	3,688

Net increase in cash and cash equivalents	46,223	16,415
Cash and cash equivalents at beginning of period	308,148	243,989

Cash and cash equivalents at end of period	$354,371	$260,404

Supplemental disclosures:
Interest paid	$930	$736

Income taxes paid (refund)	$(2,105)	$3,402

See accompanying Notes to Condensed Consolidated Financial Statements

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	BASIS OF PRESENTATION

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared by TIBCO Software Inc. (“TIBCO,” the “Company,” “we” or “us”) in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in Consolidated Financial Statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) have been condensed or omitted in accordance with such rules and regulations. The condensed consolidated balance sheet data as of November 30, 2011 was derived from audited financial statements, but does not include all disclosures required by GAAP. In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of our financial position and our results of operations and cash flows. These Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and notes thereto included in our 2011 Annual Report on Form 10-K for the fiscal year ended November 30, 2011.

Our fiscal year ends on November 30th of each year. For purposes of presentation, we have indicated the first quarter of fiscal years 2012 and 2011 as ended on February 28, 2012 (not withstanding that February 2012 contained 29 days) and February 28, 2011, respectively; whereas in fact, the first quarter of fiscal years 2012 and 2011 actually ended on March 4, 2012 and February 27, 2011, respectively. There were 95 days and 89 days in the first quarter of fiscal years 2012 and 2011, respectively.

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

The results of operations for the three months ended February 28, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending November 30, 2012, or any other future period, and we make no representations related thereto.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Our significant accounting policies and recent accounting pronouncements were described in Note 2 to our Consolidated Financial Statements included in our 2011 Annual Report on Form 10-K for the fiscal year ended November 30, 2011. There have been no significant changes in our accounting policies for the first quarter of fiscal year 2012.

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

TIBCO SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

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

TIBCO SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

The total purchase price allocated to the tangible assets acquired is assigned based on the fair values as of the date of the acquisition. The fair value assigned to identifiable intangible assets acquired is determined using the income approach which discounts expected future cash flows to present value using estimated assumptions determined by management. We believe that these identified intangible assets will have no residual value after their estimated economic useful lives.

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

TIBCO SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

The allocation of the purchase price for the Loyalty Lab acquisition is as follows (in thousands):

Cash	$905
Accounts receivable (approximate contractual value)	5,118
Deferred income tax assets, net	3,758
Other assets	729
Identifiable intangible assets	6,600
Goodwill	11,966
Liabilities	(5,590)

Total purchase price	$23,486

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

TIBCO SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Pro Forma Adjusted Summary

The results of operations of Nimbus and Loyalty Lab have been included in the Consolidated Financial Statements subsequent to the acquisition dates. The following unaudited pro forma adjusted summary for the three months ended February 28, 2011 assumes Nimbus and Loyalty Lab had been acquired at the beginning of the fiscal year 2011 (in thousands, except per share data):

Three Months Ended February 28, 2011
Pro forma adjusted total revenue	$189,546

Pro forma adjusted net income	$14,981

Pro forma adjusted net income per share:
Basic	$0.09

Diluted	$0.09

The unaudited pro forma adjusted summary is for informational purposes only and is not intended to be indicative of future results of operations or whether similar results would have been achieved if the acquisition had taken place at the beginning of fiscal year 2011.

4.	INVESTMENTS

Marketable securities, which are classified as available-for-sale, are summarized below as of February 28, 2012 and November 30, 2011 (in thousands):

	Purchased/ Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value
As of February 28, 2012:
Money market funds	$16,687	$—	$—	$16,687
Term deposits	595	—	—	595
Mortgage-backed securities	193	49	(33)	209

	$17,475	$49	$(33)	$17,491

As of November 30, 2011:

Money market funds	$16,664	$—	$—	$16,664
Term deposits	560	—	—	560
Mortgage-backed securities	200	51	(26)	225

	$17,424	$51	$(26)	$17,449

5.	FAIR VALUE MEASUREMENTS AND DERIVATIVE INSTRUMENTS

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

TIBCO SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Our cash equivalents and investment instruments are classified within Level 1 or Level 2 of the fair value hierarchy because they are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. The types of instruments valued based on quoted market prices in active markets include most money market securities and are generally classified within Level 1 of the fair value hierarchy.

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

The fair value hierarchy of our cash equivalents, marketable securities and foreign currency contracts is as follows (in thousands):

		Fair Value Measurements at Reporting Date using
Description	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant other Observable Inputs (Level 2)
As of February 28, 2012:
Assets:
Money market funds	$16,687	$16,687	$—
Term deposits	595	—	595
Mortgage-backed securities	209	—	209
Liabilities:
Foreign currency forward contracts	$70	$—	$70

As of November 30, 2011:
Assets:
Money market funds	$16,664	$16,664	$—
Term deposits	560	—	560
Mortgage-backed securities	225	—	225
Foreign currency forward contracts	142	—	142
Liabilities:
Foreign currency forward contracts	$142	$—	$142

Derivative Instruments

We conduct business in the Americas; Europe, the Middle East and Africa (“EMEA”); and Asia Pacific and Japan (“APJ”). As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or changes in economic conditions in foreign markets. The U.S. dollar is our major transaction currency; we also transact business in approximately 25 foreign currencies worldwide, of which the most significant to our operations in fiscal years 2012 and 2011 was the Euro. We enter into forward contracts with financial institutions to manage our currency exposure related to net assets and liabilities denominated in foreign currencies, and these forward contracts are generally settled monthly. Our forward contracts reduce, but do not eliminate, the impact of currency exchange rate movements. We do not enter into derivative financial instruments for trading purposes. Gains and losses on forward contracts are included in Other Income (Expense) in our Condensed Consolidated Statements of Operations.

TIBCO SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

We had two outstanding forward contracts denominated in United States dollars and two outstanding forward contracts denominated in Euros as of February 28, 2012, which are summarized as follows (in thousands):

	Notional Value Local Currency	Notional Value USD	Fair Value Gain (Loss) USD
Forward contracts denominated in United States dollars sold:
Brazilian real	1,700	980	(5)
New Taiwan dollar	30,000	1,019	(9)

			$(14)

	Notional Value Local Currency	Notional Value EURO	Fair Value Gain (Loss) USD
Forward contracts denominated in Euros sold:
Australian dollar	2,200	€1,786	$(20)
South African rand	46,000	4,610	(36)

			$(56)

	Derivatives not Designated as Hedging Instruments
	February 28, 2012	November 30, 2011
Foreign currency forward contracts, fair value included in:
Other Current Assets	$—	$142
Accrued Liabilities	70	142

		Amount of Gain or (Loss) Recognized In Income on Derivative
		Three Months Ended February 28,
Derivatives not Designated as Hedging Instruments	Location	2012	2011
Foreign Currency Contracts	Other income/(expense)	$(1,358)	$(4,434)

Currently, we do not have master netting agreements with our counterparties for our forward contracts. We mitigate the credit risk of these derivatives by transacting with highly rated counterparties. As of February 28, 2012, we have evaluated the credit and non-performance risks associated with our derivative counterparties, and we believe that the impact of the credit risk associated with our outstanding derivatives was insignificant.

6.	GOODWILL AND ACQUIRED INTANGIBLE ASSETS

The change in the carrying value of goodwill for the three months ended February 28, 2012 is as follows (in thousands):

Balance as of November 30, 2011	$451,821
Foreign currency translation	3,221

Balance as of February 28, 2012	$455,042

TIBCO SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Certain of our intangible assets were recorded in foreign currencies, and therefore, the gross carrying amount and accumulated amortization are subject to foreign currency translation adjustments. The carrying values of our amortized acquired intangible assets as of February 28, 2012 and November 30, 2011 are as follows (in thousands):

	February 28, 2012			November 30, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technologies	$147,224	$(105,980)	$41,244	$146,289	$(102,034)	$44,255
Customer base	56,507	(39,030)	17,477	56,165	(37,376)	18,789
Patents/core technologies	28,156	(22,531)	5,625	27,922	(21,542)	6,380
Trademarks	9,835	(7,385)	2,450	9,771	(7,077)	2,694
Non-compete agreements	580	(580)	—	580	(580)	—
Maintenance agreements	62,066	(40,835)	21,231	61,677	(38,237)	23,440

Total intangible assets subject to amortization	304,368	(216,341)	88,027	302,404	(206,846)	95,558
In-process research and development	1,700	—	1,700	1,700	—	1,700

Total intangible assets	$306,068	$(216,341)	$89,727	$304,104	$(206,846)	$97,258

7.	ACCRUED RESTRUCTURING AND EXCESS FACILITIES COSTS

In order to achieve cost efficiencies and realign our resources and operations, our Board of Directors approved restructuring plans initiated by management in fiscal years 2011 and 2010. The following is a summary of activities in accrued restructuring and excess facilities costs for the three months ended February 28, 2012 (in thousands) under these plans:

	Excess Acquisition Integration	Accrued Facilities Restructuring	Accrued Severance and Other	Total
As of November 30, 2011	$41	$2,782	$5,019	$7,842
Restructuring adjustment	—	—	(119)	(119)
Adjustment to acquisition integration costs	—	(293)	197	(96)
Cash Utilized	—	(451)	(3,888)	(4,339)

As of February 28, 2012	$41	$2,038	$1,209	$3,288

The remaining accrued excess facilities costs represent the estimated loss on abandoned excess facilities, net of estimated sublease income, which is expected to be paid over the next two years. As of February 28, 2012, $0.9 million of the $3.3 million accrued restructuring and excess facilities costs were classified as long-term liabilities.

8.	LONG-TERM DEBT AND CREDIT FACILITIES

Mortgage Note

In connection with the purchase of our corporate headquarters in June 2003, we recorded a $54.0 million mortgage note to a financial institution collateralized by the commercial real property acquired. The balance on the mortgage note was $37.5 million and $38.1 million as of February 28, 2012 and November 30, 2011, respectively.

The mortgage note carries a 20-year amortization and a fixed annual interest rate of 5.50%. The $34.4 million principal balance that will be remaining at the end of the 10-year term will be due as a final lump sum payment on July 1, 2013. Under the currently applicable terms of the mortgage note agreements, we are prohibited from acquiring another company without prior consent from the lender unless we maintain at least $50.0 million of cash or cash equivalents and meet other non-financial terms as defined in the agreements. In addition, we are subject to certain non-financial covenants as provided in the agreements. As of February 28, 2012, we were in compliance with all covenants under the mortgage note agreements.

TIBCO SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Credit Facility

In November 2009, we entered into a three year $150.0 million unsecured revolving credit facility (the “2009 Credit Facility”). In December 2011, we and one of our subsidiaries entered into an Amended and Restated Credit Agreement (the “2011 Credit Facility”). The 2011 Credit Facility matures on December 19, 2016 and provides for borrowings of up to $250.0 million with a sublimit for swing line loans of up to $10.0 million and standby letters of credit in a face amount of up to $50.0 million. We have an option to request that the lenders increase the available commitments by up to an additional $100.0 million for total borrowings of up to $350.0 million.

Revolving loans accrue interest at a per annum rate based on, at our option, either (i) the base rate plus a margin ranging from 0.25% to 1.00%, depending on TIBCO’s consolidated leverage ratio or (ii) the LIBOR rate plus a margin ranging from 1.25% to 2.00%, depending on TIBCO’s consolidated leverage ratio, for various interest periods. The base rate is defined as the highest of (i) the administrative agent’s prime rate, (ii) the federal funds rate plus a margin equal to 0.50%, and (iii) the LIBOR rate for a one month interest period plus a margin of 1.00%. We are also obligated to pay commitment fees for the unused amount of the 2011 Credit Facility, letter of credit fees and other customary fees. Loan origination fees and issuance costs of approximately $1.9 million were incurred upon consummation of the 2011 Credit Facility which will be amortized through interest expense over a period of five years. Under certain circumstances, a default interest rate of 2.00% above the applicable interest rate will apply on all obligations during the existence of an event of default under the 2011 Credit Facility.

We must maintain a minimum consolidated interest coverage ratio of 3.5:1.0 and a maximum consolidated leverage ratio of 2.5:1.0 in addition to other customary affirmative and negative covenants. As of February 28, 2012, we were in compliance with all covenants under this facility.

As of February 28, 2012, we had borrowed $100.0 million under the 2011 Credit Facility. On April 5, 2012, we borrowed an additional $50.0 million under the 2011 Credit Facility.

Line of Credit

We also have a $20.0 million revolving line of credit that matures in November 2012 (the “Line of Credit”). The revolving Line of Credit is available for cash borrowings and for the issuance of letters of credit up to $20.0 million. The Line of Credit contains financial covenants identical to those of the 2011 Credit Facility, as well as other customary affirmative and negative covenants. As of February 28, 2012, we were in compliance with all covenants under the Line of Credit.

In connection with the mortgage note payable, we entered into an irrevocable letter of credit in the amount of $13.0 million collateralized under the Line of Credit which renews for successive one-year periods until the mortgage note payable has been satisfied in full. In addition, we have approximately $1.4 million of irrevocable letters of credit outstanding in connection with revenue transactions.

As of February 28, 2012, no other borrowings were outstanding under the Line of Credit.

Guarantee Credit Line

We have a revolving guarantee credit line of approximately $13.2 million available for the issuance of bank guarantees denominated in foreign currency. Issued bank guarantees were approximately $12.5 million and $11.4 million as of February 28, 2012 and November 30, 2011, respectively, and were collateralized by pledging the equivalent amount under restricted cash as required under our guarantee credit line. Other various contractual commitments also require us to pledge cash as security and record this cash under restricted cash. As of February 28, 2012 and November 30, 2011, we had restricted cash of $14.7 million and $13.8 million, respectively, which is included in Other Assets on our Condensed Consolidated Balance Sheets.

TIBCO SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

9.	COMMITMENTS AND CONTINGENCIES

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

Operating Commitments

At various locations worldwide, we lease office space and equipment under non-cancelable operating leases with various expiration dates through May 2019. Rental expense was $3.8 million and $3.2 million for the three months ended February 28, 2012 and 2011, respectively.

As of February 28, 2012, contractual commitments associated with indebtedness, lease obligations and restructuring were as follows (in thousands):

	Total	Remainder of 2012	2013	2014	2015	2016	Thereafter
Operating commitments:
Debt principal (1)	$137,521	$101,810	$35,711	$—	$—	$—	$—
Debt interest	2,798	1,515	1,283	—	—	—	—
Operating leases	35,582	8,166	9,483	6,592	4,491	3,256	3,594

Total operating commitments	175,901	111,491	46,477	6,592	4,491	3,256	3,594

Restructuring-related commitments:
Gross lease obligations	709	604	105	—	—	—	—
Committed sublease income	(342)	(275)	(67)	—	—	—	—

Net restructuring-related commitment	367	329	38	—	—	—	—

Total commitments	$176,268	$111,820	$46,515	$6,592	$4,491	$3,256	$3,594

(1)

For fiscal year 2012, the debt principal includes $100.0 million outstanding balance under the credit facility that is shown as long-term debt on the balance sheet due to the Company’s ability to extend the outstanding balance on a long-term basis under the 2011 Credit Facility.

Future minimum lease payments under restructured non-cancelable operating leases are included in Accrued Restructuring Costs on our Condensed Consolidated Balance Sheets.

The above commitment table does not include approximately $45.3 million of long-term income tax liabilities due to the fact that we are unable to reasonably estimate the timing of these potential future payments.

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

TIBCO SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

10.	LEGAL PROCEEDINGS

IPO Allocation Suit

We, certain of our directors and officers and certain investment bank underwriters were named in a putative class action for violation of the federal securities laws in the United States District Court for the Southern District of New York, captioned “In re TIBCO Software Inc. Initial Public Offering Securities Litigation.” This was one of a number of cases challenging underwriting practices in the initial public offerings (each, an “IPO”) of more than 300 companies, which have been coordinated for pretrial proceedings as “In re Initial Public Offering Securities Litigation.” Plaintiffs generally alleged that the underwriters engaged in undisclosed and improper underwriting activities, namely the receipt of excessive brokerage commissions and customer agreements regarding post-offering purchases of stock in exchange for allocations of IPO shares. Plaintiffs also alleged that various investment bank securities analysts issued false and misleading analyst reports. The complaint against us claimed that the purported improper underwriting activities were not disclosed in the registration statements for our IPO and secondary public offering and sought unspecified damages on behalf of a purported class of persons who purchased our securities or sold put options during the time period from July 13, 1999 to December 6, 2000.

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

The coordinated litigation matters, including the actions against us and Talarian, have been resolved by a global settlement. Under the settlement, the insurers pay the full amount of settlement share allocated to us (our financial liability is limited to paying the remaining balance of the applicable retention under Talarian’s directors and officers liability insurance policy). The settlement received final approval from the district court in 2009. Various objectors to the settlement filed appeals; in January 2012, the last of those appeals was withdrawn and dismissed and the settlement became final.

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

On May 12, 2011, the U.S. Patent & Trademark Office (“PTO”) issued a Final Office Action rejecting all asserted claims of the ’662 patent. On May 24, 2011, the court denied a motion to stay filed by the defendants. On August 11, 2011, the PTO issued an Advisory Action determining that JuxtaComm’s arguments submitted after May 12, 2011, failed to overcome the Final Office Action. JuxtaComm filed a Notice of Appeal from the Examiner to the Board of Patent Appeals and Interferences, challenging the Final Office Action, on September 9, 2011. We joined a new motion to stay the litigation in view of the PTO’s Final Office Action and Advisory Action filed by co-defendants SAS Institute, Inc. and Dataflux Corporation on August 16, 2011. On March 27, 2012, the Court denied the August 16, 2011 motion to stay.

Trial was originally scheduled for January 9, 2012. On December 8, 2011, the Court issued an Order vacating all deadlines in the action, including the trial date, and temporarily staying the case until February 1, 2012. After the stay was lifted, on March 27, 2012 the Court issued an Order setting trial for October 9, 2012.

We intend to defend the action vigorously. While we believe that we have valid defenses to JuxtaComm’s claims, litigation is inherently unpredictable and we cannot make any predictions as to the outcome of this litigation. It is possible that our business, financial position, or results of operations could be negatively affected by an unfavorable resolution of this action, however, we are unable to estimate a range of potential loss at this time.

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

InvestPic seeks injunctive relief and unspecified damages. We intend to defend the action vigorously. While we believe that we have valid defenses to InvestPic’s claims, litigation is inherently unpredictable and we cannot make any predictions as to the outcome of this litigation. It is possible that our business, financial position, or results of operations could be negatively affected by an unfavorable resolution of this action. As InvestPic has made no specific demand for damages in this matter other than injunctive relief, we cannot currently estimate a reasonably possible range of loss for this action.

Vasudevan Software, Inc. v. TIBCO, et al.

On December 23, 2011, Vasudevan Software, Inc. (“Vasudevan”) filed a complaint for patent infringement against us and Spotfire Inc. in the United States District Court for the Northern District of California, Case No. 3:11-cv-06638-RS. The complaint alleges that TIBCO directly, indirectly, and willfully infringes U.S. Patent No. 7,167,864 B1 based on “Spotfire Analytics and other products.” Vasudevan further alleges in its infringement contentions that the accused products “include at least the TIBCO Spotfire Platform (e.g., TIBCO Spotfire Professional, TIBCO Spotfire Server, TIBCO Spotfire Web Player, TIBCO Spotfire Enterprise Player, TIBCO Spotfire for the Apple iPad, TIBCO Spotfire Application Data Services, TIBCO Spotfire Developer, TIBCO Spotfire Metrics, TIBCO Spotfire Network Analytics, TIBCO Spotfire Operations Analytics Bundle, and TIBCO Silver Spotfire) at least versions 4.0 to 2.1, as well as any TIBCO products and services that utilize the TIBCO Spotfire Platform.” Vasudevan amended its complaint on March 6, 2012, but continues to accuse the same products of infringement. A motion is currently pending to dismiss Vasudevan’s indirect and willful infringement claims. TIBCO’s motion to dismiss is scheduled to be heard before Judge Seeborg on April 26, 2012.

Vasudevan seeks injunctive relief and unspecified damages. The Court has scheduled a case management conference for April 19, 2012, but has not yet set a further schedule for the case. We intend to defend the action vigorously. While we believe that we have valid defenses to Vasudevan’s claims, litigation is inherently unpredictable and we cannot make any predictions as to the outcome of this litigation. It is possible that our business, financial position, or results of operations could be negatively affected by an unfavorable resolution of this action. As Vasudevan has made no specific demand for relief in this matter other than injunctive relief, we cannot currently estimate a reasonably possible range of loss for this action.

TIBCO SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

YYZ, LLCv. TIBCO Software Inc.

On February 10, 2012, YYZ, LLC (“YYZ”) filed a complaint for patent infringement against us in the United States District Court for the District of Delaware, Case No. 1:12-cv-00170-SLR. YYZ alleges that certain TIBCO offerings, including TIBCO Business Studio, TIBCO Spotfire Professional, TIBCO Spotfire Server, TIBCO ActiveMatrix Business Works, TIBCO ActiveMatrix BPM, TIBCO ActiveMatrix BPM Spotfire, TIBCO Enterprise Message Service, TIBCO Rendezvous, TIBCO Messaging Appliance, TIBCO FTL, TIBCO Web Messaging for TIBCO Enterprise Message Service and TIBCO ActiveMatrix Adapters, infringe U.S. Patent No. 8,046,747 (the “747 patent”), On April 4, 2012, we filed an answer and counterclaims in which we denied YYZ’s claims and asserted counterclaims for declaratory relief that the ‘747 patent is invalid and not infringed. On April 4, 2012, we also filed a motion to dismiss for failure to state a claim upon which relief may be granted to the extent that YYZ is asserting allegations of indirect patent infringement.

Discovery has not yet commenced and no trial date has been set.

We intend to defend the action vigorously. While we believe that we have valid defenses to YYZ’s claims, litigation is inherently unpredictable and we cannot make any predictions as to the outcome of this litigation. It is possible that our business, financial position, or results of operations could be negatively affected by an unfavorable resolution of this action, however, we are unable to estimate a range of potential loss at this time.

11.	STOCK-BASED COMPENSATION

Stock-based compensation cost for the three months ended February 28, 2012 and 2011 was $15.3 million and $11.5 million, respectively. The deferred tax benefit from stock-based compensation expenses for the three months ended February 28, 2012 and 2011 was $5.0 million and $3.9 million, respectively.

The following table summarizes additional information pertaining to our stock-based compensation from stock options and stock awards which are comprised of restricted stock, restricted stock units and performance-based restricted stock units (in thousands, except grant-date fair value and recognition period):

	Three Months Ended February 28,
	2012	2011
Stock options:
Weighted-average grant-date fair value	$9.82	$8.29
Options granted	172	331
Options exercised	(1,008)	(2,108)
Total intrinsic value of stock options exercised	$17,259	$29,112
Total unrecognized compensation expense	$25,698	$15,127
Weighted-average remaining recognition period	2.5 years	2.2 years

Stock awards:
Weighted-average grant-date fair value	$29.42	$20.95
Stock awards granted	785	564
Stock awards vested	(447)	(530)
Total unrecognized compensation expense	$100,132	$83,046
Weighted-average remaining recognition period	2.1 years	3.4 years

12.	COMPREHENSIVE INCOME (LOSS)

Our comprehensive income (loss) includes net income and other comprehensive income (loss), which consists of unrealized gains and losses on available-for-sale securities and cumulative translation adjustments. A summary of the comprehensive income (loss) for the periods indicated is as follows (in thousands):

	Three Months Ended February 28,
	2012	2011
Net income	$20,619	$16,015
Cumulative translation adjustment	3,561	16,126
Unrealized gain on available-for-sale securities	(9)	33

Comprehensive income	24,171	32,174
Less: Comprehensive gain (loss) attributable to noncontrolling interest	66	86

Comprehensive income attributable to TIBCO Software Inc.	$24,105	$32,088

TIBCO SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes the allocation of comprehensive income (loss) between stockholders of TIBCO Software Inc. and the noncontrolling interest (in thousands):

	Three Months Ended February 28, 2012
	Stockholders of TIBCO Software, Inc.	Noncontrolling Interest	Total
Net income	$20,641	$(22)	$20,619
Cumulative translation adjustment	3,473	88	3,561
Unrealized gain on available-for-sale securities	(9)	—	(9)

Comprehensive income	$24,105	$66	$24,171

13.	PROVISION FOR INCOME TAXES

The effective tax rate was approximately 14% and 11% for the three months ended February 28, 2012 and 2011, respectively.

The provision for the three months ended February 28, 2012 and 2011 reflects a forecasted annual tax rate of 21% and 30%, respectively, offset by discrete items which are booked in the period they occur. The forecasted tax rate reflects the benefits resulting from the reorganization of certain foreign entities, lower foreign taxes, the release of the valuation allowance on certain domestic tax assets (fiscal year 2011), domestic manufacturing incentives, and federal and state research and development credits (federal R&D credit expired on December 31, 2011), partially offset by the impact of certain stock compensation charges and state income taxes.

In the three months ended February 28, 2012 we recognized a discrete benefit of $1.8 million primarily related to the lapse of various statutes of limitations and a true-up for prior period withholding taxes. In the three months ended February 28, 2011, we recognized a discrete benefit of $2.3 million primarily related to the reinstatement of the federal research and development credit which was retroactive to January 1, 2010.

In February 2009, the California 2009-2010 budget legislation was signed into law. One of the major components of this legislation is the ability to elect to apply a single sales factor apportionment for years beginning after January 1, 2011. As a result of our anticipated election of the single sales factor, we were required to re-measure our deferred taxes taking into account the reversal pattern and the expected California tax rate under the elective single sales factor. We estimated that by electing a single sales factor apportionment, our California deferred tax assets would decrease by approximately $1.1 million (net of federal benefit) and, accordingly, the tax impact of $1.1 million was recorded as a discrete item in the first quarter of fiscal year 2009. It is possible that current and future reductions in California taxable income due to electing the single sales factor apportionment will reduce the probability of fully benefitting our research and development credit carryforwards below the more-likely-than-not threshold which would require us to book a valuation allowance against those credits.

During the first quarter of fiscal year 2012, the amount of gross unrecognized tax benefits was increased by approximately $1.7 million primarily due to current period exposures offset by the expiration of certain statutes of limitations. The total amount of gross unrecognized tax benefits was $45.3 million as of February 28, 2012, of which $26.9 million would benefit tax expense if realized. We elected to include interest expense and penalties accrued on unrecognized tax benefits as a component of our income tax expense. We do not expect any significant changes to the amount of unrecognized tax benefit within the next twelve months.

We are subject to periodic corporate income tax audits in both the United States and foreign jurisdictions. As of February 28, 2012 we have several tax audits at various stages of completion. We believe that we have provided adequate reserves to cover any potential audit adjustments. The statute of limitations for our fiscal years 1994 through 2011 remains open for U.S. purposes. Most foreign jurisdictions have statutes of limitations that range from three to six years.

TIBCO SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

14.	NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share for the periods indicated (in thousands, except per share data):

	Three Months Ended February 28,
	2012	2011
Net income attributable to TIBCO Software Inc.	$20,641	$15,953

Weighted-average shares of common stock used to compute basic net income per share	161,460	160,503
Effect of dilutive common stock equivalents:
Stock options to purchase common stock	7,307	10,255
Restricted common stock awards	2,099	2,728

Weighted-average shares of common stock used to compute diluted net income per share	170,866	173,486

Net income per share attributable to TIBCO Software Inc.:
Basic	$0.13	$0.10

Diluted	$0.12	$0.09

The following potential common stock equivalents are not included in the diluted net income per share calculation above because their effect was anti-dilutive for the periods indicated (in thousands):

	Three Months Ended February 28,
	2012	2011
Stock options	1,912	381
Stock awards	23	—

Total anti-diluted common stock equivalents	1,935	381

In fiscal year 2010, we granted 4.1 million performance-based restricted stock units (“PRSUs”) that contain performance metrics based on the attainment and maintenance of specified non-GAAP EPS goals. If the performance criteria are achieved, these PRSUs will be considered outstanding for the purpose of computing diluted EPS if the effect is dilutive. The dilutive impact of these awards will be deferred until the performance criteria has been met, which at the earliest is as of the first quarter of fiscal year 2013.

15.	SEGMENT INFORMATION

We operate our business in one operating segment: the development and marketing of a suite of infrastructure software. Our chief operating decision maker is our Chief Executive Officer, who reviews financial information presented on a consolidated basis for purposes of making operating decisions and assessing financial performance.

TIBCO SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Our revenue by geographic region, Americas; Europe, the Middle East and Africa (“EMEA”); and Asia Pacific and Japan (“APJ”), based on the location at which each sale originates, is summarized as follows (in thousands):

	Three Months Ended February 28,
	2012	2011
Americas:
United States	$107,604	$95,687
Other Americas	9,526	10,925

Total Americas	117,130	106,612

EMEA:
United Kingdom	24,404	16,343
Other EMEA	64,473	44,723

Total EMEA	88,877	61,066

APJ	19,695	17,663

	$225,702	$185,341

Our property and equipment by major country are summarized as follows (in thousands):

	February 28,	November 30,
	2012	2011
Property and equipment, net:
United States	$82,249	$83,500
United Kingdom	1,315	1,386
Other	9,862	4,985

	$93,426	$89,871

16.	STOCK REPURCHASE PROGRAMS

On December 21, 2010, we announced that our Board of Directors approved a new stock repurchase program pursuant to which we may repurchase up to $300.0 million of our outstanding common stock from time to time in the open market or through privately negotiated transactions. We repurchased 2.8 million shares for $67.5 million during the three months ended February 28, 2012 (which due to a delay in the receipt by the company from the purchasing agent, were reflected as outstanding in our Proxy Statement for the 2012 Annual Meeting of Stockholders) and 1.2 million shares for $24.4 million during the three months ended February 28, 2011 under the stock repurchase program.

In connection with the repurchase activities during the three months ended February 28, 2012, we classified $33.4 million of the excess purchase price over the par value of our common stock to retained earnings.

Subsequent to the end of our first fiscal quarter, on March 29, 2012, we announced that our Board of Directors approved a new stock repurchase program pursuant to which we may repurchase up to $300.0 million of our outstanding common stock from time to time in the open market or through privately negotiated transactions. In connection with the approval of this program, our Board of Directors also terminated our previous $300.0 million stock repurchase program from December 2010, and the remaining authorized amount of $38.4 million under the December 2010 stock repurchase program was canceled.

17.	SUBSEQUENT EVENTS

Acquisition of LogLogic, Inc.

On April 10, 2012, we acquired LogLogic Inc. (“LogLogic), a private company based in San Jose, California and incorporated in the State of Delaware. LogLogic is a provider of scalable log and security management platforms. We paid approximately $130.0 million, net of cash acquired, to acquire all of the outstanding shares of capital stock of LogLogic. We have also incurred transaction costs associated with the acquisition. As a result of the acquisition, TIBCO assumed facility leases, certain liabilities and commitments of LogLogic. Management is currently evaluating the purchase price allocation for this transaction.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements relate to expectations concerning future events or matters that are not historical facts. Words such as “projects,” “believes,” “anticipates,” “plans,” “expects,” “intends,” “strategy,” “continue,” “will,” “estimate,” “forecast,” and similar words and expressions are intended to identify forward-looking statements, although these words are not the only means of identifying these statements. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, these expectations or any of the forward-looking statements could prove to be incorrect, and actual results could differ materially from those projected or assumed in the forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to risks and uncertainties, including, but not limited to, the factors set forth in Part II, Item 1A. “Risk Factors.” This discussion should be read in conjunction with our Consolidated Financial Statements and accompanying notes and with our Annual Report on Form 10-K for the year ended November 30, 2011 and with our quarterly Condensed Consolidated Financial Statements and notes thereto which appear elsewhere in this Quarterly Report on Form 10-Q . All forward-looking statements and reasons why results may differ included in this Quarterly Report on Form 10-Q are made as of the date hereof, and we assume no obligation to update any such forward-looking statements or reasons why actual results may differ.

Executive Overview

Our products are currently licensed by companies worldwide in diverse industries such as energy, financial services, government, insurance, life sciences, logistics, manufacturing, retail, telecommunications and transportation. We sell our products through a direct sales force and through alliances with leading software vendors and system integrators.

Our revenue consists primarily of license and maintenance fees from our customers, distributors and partners (including system integrators, resellers, professional service organizations and business partners) who embed our software in their products. In addition, we receive fees from our customers for providing consulting services. Our revenue is generally derived from a diverse customer base. No single customer represented greater than 10% of our total revenue for the first three months of fiscal year 2012. As of February 28, 2012, no single customer had a balance in excess of 10% of our net accounts receivable. We establish allowances for doubtful accounts based on our evaluation of collectability and an allowance for returns and discounts based on specifically identified credits and historical experience.

For the first quarter of fiscal year 2012, we recorded total revenue of $225.7 million, an increase of 22% from the first quarter of fiscal year 2011. License revenue was $82.3 million, an increase of 17% from the first quarter of fiscal year 2011. In addition, we generated cash flow from operations of $41.1 million in the first quarter of fiscal year 2012. Diluted earnings per share under generally accepted accounting principles in the United States of America (“GAAP”) was $0.12 in the first quarter of fiscal year 2012 as compared to $0.09 for the first quarter of fiscal year 2011. We ended the quarter with $354.6 million in cash, cash equivalents and short-term investments, and we spent $67.5 million to repurchase shares of our common stock during the first fiscal quarter.

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

Critical Accounting Policies, Judgments and Estimates

The discussion and analysis of our financial condition and results of operations is based upon our Condensed Consolidated Financial Statements, which have been prepared in accordance with GAAP in the United States of America. The preparation of these financial statements requires us to make estimates, assumptions and judgments that can have significant impact on the reported amounts of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of our financial statements. We base our estimates, assumptions and judgments on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. On a regular basis we evaluate our estimates, assumptions and judgments and make changes accordingly. We also discuss our critical accounting estimates on a regular basis with the Audit Committee of our Board of Directors.

We believe that the estimates, assumptions and judgments involved in revenue recognition, allowances for doubtful accounts, returns and discounts, stock-based compensation, business combination, impairment of goodwill, intangible and long-lived assets, and accounting for income taxes have the greatest potential impact on our Condensed Consolidated Financial Statements, so we consider these to be our critical accounting policies. Historically, our estimates, assumptions and judgments relative to our critical accounting policies have not differed materially from actual results. The critical accounting estimates associated with these policies are described in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2011 Annual Report on Form 10-K for the fiscal year ended November 30, 2011.

Recent Accounting Pronouncements

Recent accounting pronouncements are detailed in Note 2 to our Consolidated Financial Statements included in our 2011 Annual Report on Form 10-K for the fiscal year ended November 30, 2011.

Results of Operations

For purposes of presentation, we have indicated the first quarter of fiscal years 2012 and 2011 as ended on February 28, 2012 (notwithstanding that February 2012 contained 29 days) and February 28, 2011, respectively; whereas in fact, the first quarter of fiscal years 2012 and 2011 actually ended on March 4, 2012 and February 27, 2011, respectively. There were 95 days and 89 days in the first quarter of fiscal years 2012 and 2011, respectively. All amounts presented in the tables in the following sections of our Results of Operations are stated in thousands of dollars, except for percentages and unless otherwise stated.

The following table sets forth the components of our Results of Operations as percentages of total revenue for the periods indicated:

	Three Months Ended February 28,
	2012	2011
Revenue:
License	36%	38%
Service and maintenance	64	62

Total revenue	100	100

Cost of revenue:
License	4	5
Service and maintenance	25	24

Total cost of revenue	29	29

Gross profit	71	71

Operating expenses:
Research and development	16	18
Sales and marketing	34	34
General and administrative	8	7
Amortization of acquired intangible assets	2	2
Acquisition related and other	—	—
Restructuring adjustment	—	—

Total operating expenses	60	61

Income from operations	11	10
Interest income	—	—
Interest expense	(1)	—
Other income (expense), net	—	—

Income before provision for income taxes and noncontrolling interest	10	10
Provision for income taxes	1	1

Net income	9	9
Less: Net income (loss) attributable to noncontrolling interest	—	—

Net income attributable to TIBCO Software Inc.	9%	9%

Our Results of Operations include incremental revenue and costs related to the acquisitions of Nimbus and Loyalty Lab. In connection with these acquisitions, we have incurred additional expenses, including amortization of intangible assets and acquired technology; stock-based compensation; personnel and related costs; facility and infrastructure costs; and other charges.

Total Revenue

Our total revenue consisted primarily of license, service and maintenance fees from our customers, distributors and partners.

	Three Months Ended February 28,
	2012	2011	Change
Total revenue	$225,702	$185,341	22%

Total revenue in the first quarter of fiscal year 2012 increased by $40.4 million, or 22%, compared to the same quarter last year. The increase was primarily comprised of a $12.2 million, or 17%, increase in license revenue and a $28.1 million, or 24%, increase in service and maintenance revenue.

For the three months ended February 28, 2012, we experienced an increase in total revenue in all geographic regions compared to the same periods last year. See Note 15 to our Condensed Consolidated Financial Statements for total revenue by region. The percentages of total revenue from the geographic regions are summarized as follows:

	Three Months Ended February 28,
	2012	2011
Americas	52%	58%
EMEA	39	33
APJ	9	9

	100%	100%

License Revenue

	Three Months Ended February 28,
	2012	2011	Change
License revenue	$82,315	$70,085	17%
Percentage of total revenue	36%	38%

Our license revenue for the three months ended February 28, 2012 and 2011 was derived from the following three product lines: service oriented architecture (“SOA”) and core infrastructure; business optimization; and process automation and collaboration. The percentages of license revenue from the three product lines are summarized as follows:

	Three Months Ended February 28,
	2012	2011
SOA and core infrastructure	57%	55%
Business optimization	32	34
Process automation and collaboration	11	11

	100%	100%

Our license revenue in a particular period is dependent upon the timing, number and size of license deal. Selected data about our license deals recognized for the respective periods is summarized as follows:

	Three Months Ended February 28,
	2012	2011
Number of license deals of $1.0 million or more	20	14
Number of license deals of $0.1 million or more	102	108
Average size of license deals of $0.1 million or more (in millions)	$0.7	$0.6

Cost of License Revenue

	Three Months Ended February 28,
	2012	2011	Change
Cost of license revenue	$9,040	$8,927	1%
Percentage of total revenue	4%	5%
Percentage of license revenue	11%	13%

Cost of license revenue mainly consisted of amortization of developed technology acquired through acquisitions and royalty costs. Cost of license revenue in the first quarter of fiscal year 2012 increased by $0.1 million, or 1%, compared to the same quarter last year.

Service and Maintenance Revenue and Cost

	Three Months Ended February 28,
	2012	2011	Change
Service and maintenance revenue	$143,387	$115,256	24%
Percentage of total revenue	64%	62%
Cost of service and maintenance revenue	57,050	44,020	30%
Percentage of total revenue	25%	24%
Percentage of service and maintenance revenue	40%	38%

Service and maintenance revenue in the first quarter of fiscal year 2012 increased by $28.1 million, or 24%, compared to the same quarter last year. Maintenance revenue was 62% and professional services and training revenue was 38% of total service and maintenance revenue for the quarter ended February 28, 2012. The increase for the three months ended February 28, 2012 was primarily due to continued growth in our installed software base and an increase in both the number and size of consulting engagements, reflecting our increased focus on providing more services to our customers.

Cost of service and maintenance consisted primarily of compensation for professional services, customer support personnel and third-party contractors and associated expenses related to providing consulting services.

Cost of service and maintenance in the first quarter of fiscal year 2012 increased by $13.0 million, or 30%, compared to the same quarter last year. The increase in absolute dollars was primarily due to a $8.8 million increase in employee-related expenses, a $1.7 million increase in subcontractor costs, a $1.1 million increase in travel expenses, a $0.6 million increase in facilities expenses and a $0.5 million increase in information technology-related expenses. The increase in employee-related expenses and subcontractor costs was primarily due to an increase in professional services and customer support staff and was also related to increased service revenue in the first quarter of fiscal year 2012.

Research and Development Expenses

Research and development expenses consisted primarily of employee-related expenses, including salary, bonus, benefits, stock-based compensation expenses, recruiting expense and office support, third-party contractor fees and related costs associated with the development and enhancement of our products.

	Three Months Ended February 28,
	2012	2011	Change
Research and development expenses	$37,321	$32,686	14%
Percentage of total revenue	16%	18%

Research and development expenses in the first quarter of fiscal year 2012 increased by $4.6 million, or 14%, compared to the same quarter last year. The increase was primarily due to a $4.4 million increase in employee-related expenses from higher headcount.

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

	Three Months Ended February 28,
	2012	2011	Change
Sales and marketing expenses	$75,718	$62,523	21%
Percentage of total revenue	34%	34%

Sales and marketing expenses in the first quarter of fiscal year 2012 increased by $13.2 million, or 21%, compared to the same quarter last year. The increase was primarily due to a $9.5 million increase in employee-related expenses, a $2.1 million increase in travel expenses and a $0.7 million increase in marketing programs. The increase in employee-related expenses was primarily due to an increase in headcount and variable compensation. The increase in travel expenses was due to increased travel related to sales activities.

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

	Three Months Ended February 28,
	2012	2011	Change
General and administrative expenses	$17,595	$12,917	36%
Percentage of total revenue	8%	7%

General and administrative expenses in the first quarter of fiscal year 2012 increased by $4.7 million, or 36%, compared to the same quarter last year. The increase was primarily due to a $2.2 million increase in employee-related expenses, a $1.2 million increase in professional service expenses and a $1.2 million increase in fees and charges. The increase in employee-related expenses was primarily due to an increase in salaries and headcount. The increase in professional services, fees and charges was due to increased subcontractor costs, consulting projects and other fees and charges.

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

	Three Months Ended February 28,
	2012	2011	Change
Amortization of acquired intangible assets:
In cost of revenue	$3,265	$4,795
In operating expenses	4,548	4,891

Total amortization expenses	$7,813	$9,686	(19)%

Percentage of total revenue	3%	5%

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

	Three Months Ended February 28,
	2012	2011	Change
Acquisition related and other expenses:
Transitional and other employee related costs	$—	$10
Professional services fees and other	396	535

Total acquisition related and other expenses	$396	$545	(27)%

Percentage of total revenue	—%	—%

Restructuring Charges

	Three Months Ended February 28,
	2012	2011	Change
Restructuring adjustment	$(119)	$(33)	*	%
Percentage of total revenue	—%	—%

*	Percentage change has been excluded as it is not meaningful for comparison purposes.

Stock-Based Compensation Cost

Stock-based compensation cost is included in our Condensed Consolidated Statements of Operations corresponding to the same functional lines as cash compensation paid to the same employees in the respective departments as follows:

	Three Months Ended February 28,
	2012	2011	Change
Stock-based compensation costs:
Cost of license	$5	$10
Cost of service and maintenance	1,277	864

Total in cost of revenue	1,282	874	47%
Research and development	4,005	2,649
Sales and marketing	5,292	4,213
General and administrative	4,745	3,745

Total in operating expenses	14,042	10,607	32%

Total	$15,324	$11,481	33%

Percentage of total revenue	7%	6%

Total stock-based compensation costs in the first quarter of fiscal year 2012 increased by $3.8 million, or 33%, compared to the same quarter last year primarily due to a $1.7 million increase in stock-based compensation costs related to grants of service-based stock awards and a $1.3 million increase in stock-based compensation costs related to performance-based restricted stock units (“PRSUs”).

Interest Income

	Three Months Ended February 28,
	2012	2011	Change
Interest Income	$255	$482	(47)%
Percentage of total revenue	—%	—%

Interest Expense

	Three Months Ended February 28,
	2012	2011	Change
Interest Expense	$(1,465)	$(1,046)	40%
Percentage of total revenue	1%	—%

Interest expense is primarily related to the outstanding borrowings under our mortgage note and credit facility.

Interest expense increased in the first quarter of fiscal year 2012 compared to the same quarter last year by $0.4 million, or 40%, due to our borrowing under the credit facility. See Note 8 to our Condensed Consolidated Financial Statements for further detail on the credit facility and mortgage note.

Other Income (Expense), Net

Other income (expense) included foreign exchange gains and losses, realized gains and losses on investments, and other miscellaneous income and expense items.

	Three Months Ended February 28,
	2012	2011	Change
Other income (expense), net:
Foreign exchange gain (loss)	$538	$(306)
Realized gain (loss) on investments	422	14
Other income (expense)	16	2

Total other income (expense), net	$976	$(290)	(437)%

Percentage of total revenue	—%	—%

Other income (expense) increased in the first quarter of fiscal year 2012 compared to the same quarter last year by $1.3 million, primarily due to a $0.8 million increase in foreign exchange gains.

Provision for Income Taxes

	Three Months Ended February 28,
	2012	2011	Change
Provision for income tax	$3,300	$1,996	65%
Effective tax rate	14%	11%

In the three months ended February 28, 2012, we recognized a discrete benefit of $1.8 million primarily related to the lapse of various statutes of limitations and a true-up for prior period withholding taxes. In the three months ended February 28, 2011, we recognized a discrete benefit of $2.3 million primarily related to the reinstatement of the federal research and development credit which was retroactive to January 1, 2010.

The tax expense for the three-month period ended February 28, 2012 and 2011 reflects a forecasted tax rate of 21% and 30%, respectively, offset by discrete items which are recognized in the period they are incurred. The forecasted tax rate reflects the benefits resulting from the reorganization of certain foreign entities, lower foreign taxes, a release of the valuation allowance on certain domestic tax assets (fiscal year 2011), domestic manufacturing incentives, and research and development credits (federal R&D credit expired on December 31, 2011), partially offset by the impact of certain stock compensation charges and state income taxes.

We are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our current tax exposure under the most recent tax laws and assessing temporary differences resulting from differences in the timing of the recognition of revenue and expense for tax and financial statement purposes. Our temporary differences primarily relate to stock-based compensation charges, amortization of intangible assets, fixed asset depreciation, deferred revenue and other similar items.

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

In February 2009, the California 2009-2010 budget legislation was signed into law. One of the major components of this legislation is the ability to elect to apply a single sales factor apportionment for years beginning after January 1, 2011. As a result of our anticipated election of the single sales factor, we were required to re-measure our deferred taxes taking into account the reversal pattern and the expected California tax rate under the elective single sales factor. We estimated that by electing a single sales factor apportionment, our California deferred tax assets would decrease by approximately $1.1 million (net of federal benefit) and, accordingly, the tax impact of $1.1 million was recorded as a discrete item in the first quarter of fiscal year 2009. It is possible that current and future reductions in California taxable income due to electing the single sales factor apportionment will reduce the probability of fully benefitting our research and development credit carryforwards of approximately $10.0 million below the more-likely-than-not threshold which would require us to book a valuation allowance against those credits.

During the first quarter of fiscal year 2012, the amount of gross unrecognized tax benefits increased by approximately $1.7 million primarily due to current period exposures offset by the expiration of certain statutes of limitations. The total amount of gross unrecognized tax benefits was $45.3 million as of February 28, 2012, of which $26.9 million would benefit tax expense if realized. We elected to include interest expense and penalties accrued on unrecognized tax benefits as a component of our income tax expense. The change in accrued interest and penalties during the first quarter of fiscal year 2012 was not material. We do not expect any significant changes to the amount of unrecognized tax benefit within the next twelve months. Recent statements from the Internal Revenue Service have indicated their intent to seek greater disclosure by companies of their reserves for uncertain tax positions.

We are subject to periodic corporate income tax audits in both the United States and foreign jurisdictions and there are several tax audits at various stages of completion as of February 28, 2012. We believe that we have provided adequate reserves to cover any potential audit adjustments. The statute of limitations for our fiscal years 1994 through 2011 remains open for U.S. purposes. Most foreign jurisdictions have statutes of limitations that range from three to six years.

Effective December 1, 2010, TIBCO changed its organizational operating structure which resulted in the centralization of the majority of our international operations in the Netherlands. As a result of the change we anticipate that a portion of our consolidated pre-tax income will be subject to foreign tax at comparatively lower tax rates than the United States federal statutory tax rate. Our future effective income tax rates could be adversely affected if tax authorities challenge our international tax structure or if the relative mix of United States and international income changes for any reason. Accordingly, there can be no assurance that our income tax rate will be less than the United States federal statutory rate in future periods.

Liquidity and Capital Resources

Current Cash Flows

As of February 28, 2012, we had cash and cash equivalents totaling $354.4 million, representing an increase of $46.2 million from November 30, 2011. As of February 28, 2012, $220.1 million of our cash and cash equivalents were held by our foreign subsidiaries. Our current intention is to permanently reinvest the majority of our earnings from foreign operations. Our current plans do not anticipate a need to repatriate cash to fund our domestic operations. In the event cash from foreign operations in our foreign operations is needed to fund operations in the U.S., we would be subject to additional income taxes in the United States reduced by any foreign taxes paid on these earnings.

Net cash provided by operating activities in the three months ended February 28, 2012 was $41.1 million, resulting from net income of $20.6 million, $22.5 million in non-cash charges and $(2.0) million net change in assets and liabilities. The non-cash charges primarily included depreciation and amortization, stock-based compensation and tax benefits related to stock benefit plans, less deferred income tax and excess tax benefits from stock-based compensation which are recorded in financing activities. Net change in assets and liabilities for the first three months of fiscal year 2012 included a decrease in accounts receivable, a decrease in prepaid expenses and other assets, a decrease in accounts payable, a decrease in accrued liabilities and restructuring costs and an increase in deferred revenue.

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

Net cash used in investing activities was $7.3 million for the three months ended February 28, 2012, due to $6.7 million in capital expenditures and $1.0 million in restricted cash pledged as security, which were partially offset by $0.4 million in other investing activities.

Net cash provided by financing activities was $13.3 million for the three months ended February 28, 2012, resulting primarily from $68.1 million in borrowings under revolving credit facility, $11.9 million in cash received from the exercise of stock options and the sale of our common stock under our ESPP and $5.9 million in excess tax benefits from stock-based compensation, which were partially offset by $67.5 million of repurchases of shares of our common stock in the open market pursuant to our stock repurchase program, $4.4 million in withholding taxes related to restricted stock net share settlement and a $0.6 million payment of long-term debt.

On December 21, 2010, we announced that our Board of Directors approved a new stock repurchase program pursuant to which we may repurchase up to $300.0 million of our outstanding common stock from time to time in the open market or through privately negotiated transactions.

Subsequent to the end of our first fiscal quarter, on March 29, 2012, we announced that our Board of Directors approved a new stock repurchase program pursuant to which we may repurchase up to $300.0 million of our outstanding common stock from time to time in the open market or through privately negotiated transactions. In connection with the approval of this program, our Board of Directors also terminated our previous $300.0 million stock repurchase program from December 2010, and the remaining authorized amount of $38.4 million under the December 2010 stock repurchase program available for repurchasing common stock was canceled.

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

Credit Facility

In November 2009, we entered into a three year $150.0 million unsecured revolving credit facility (the “2009 Credit Facility”). In December 2011, we and one of our subsidiaries entered into an Amended and Restated Credit Agreement (the “2011 Credit Facility”). The 2011 Credit Facility matures on December 19, 2016 and provides for borrowings of up to $250.0 million with a sublimit for swing line loans of up to $10.0 million and standby letters of credit in a face amount of up to $50.0 million. We have an option to request that the lenders increase the available commitments by up to an additional $100.0 million for total borrowings of up to $350 million.

Revolving loans accrue interest at a per annum rate based on, at our option, either (i) the base rate plus a margin ranging from 0.25% to 1.00%, depending on TIBCO’s consolidated leverage ratio or (ii) the LIBOR rate plus a margin ranging from 1.25% to 2.00%, depending on TIBCO’s consolidated leverage ratio, for various interest periods. The base rate is defined as the highest of (i) the administrative agent’s prime rate, (ii) the federal funds rate plus a margin equal to 0.50%, and (iii) the LIBOR rate for a one month interest period plus a margin of 1.00%. We are also obligated to pay commitment fees for the unused amount of the 2011 Credit Facility, letter of credit fees and other customary fees. Loan origination fees and issuance costs of approximately $1.9 million were incurred upon consummation of the 2011 Credit Facility which will be amortized through interest expense over a period of five years. Under certain circumstances, a default interest rate of 2.00% above the applicable interest rate will apply on all obligations during the existence of an event of default under the 2011 Credit Facility.

We must maintain a minimum consolidated interest coverage ratio of 3.5:1.0 and a maximum consolidated leverage ratio of 2.5:1.0 in addition to other customary affirmative and negative covenants. As of February 28, 2012, we were in compliance with all covenants under this facility.

As of February 28, 2012, we had borrowed $100.0 million under the 2011 Credit Facility. On April 5, 2012, we borrowed an additional $50.0 million under the credit facility.

Line of Credit

We also have a $20.0 million revolving line of credit that matures in November 2012 (the “Line of Credit”). The revolving Line of Credit is available for cash borrowings and for the issuance of letters of credit up to $20.0 million. The Line of Credit, as amended, contains financial covenants identical to those of the 2011 Credit Facility, as well as other customary affirmative and negative covenants. As of February 28, 2012, we were in compliance with all covenants under the Line of Credit.

In connection with the mortgage note payable, we entered into an irrevocable letter of credit in the amount of $13.0 million collateralized under the Line of Credit which renews for successive one-year periods until the mortgage note payable has been satisfied in full. In addition, we have approximately $1.4 million of irrevocable letters of credit outstanding in connection with revenue transactions.

As of February 28, 2012, no other borrowings were outstanding under the Line of Credit.

Guarantee Credit Line

We have a revolving guarantee credit line of approximately $13.2 million available for the issuance of bank guarantees denominated in foreign currency. Issued bank guarantees were approximately $12.5 million and $11.4 million as of February 28, 2012 and November 30, 2011, respectively, and were collateralized by pledging the equivalent amount under restricted cash as required under our guarantee credit line. Other various contractual commitments also require us to pledge cash as security and record this cash under restricted cash. As of February 28, 2012 and November 30, 2011, we had restricted cash of $14.7 million and $13.8 million, respectively, which is included in Other Assets on our Condensed Consolidated Balance Sheets.

Commitments

In June 2003, we purchased our corporate headquarters with a $54.0 million mortgage note to lower our operating costs. The mortgage note carries a 20-year amortization and a fixed annual interest rate of 5.50%. The principal balance of $34.4 million that will be remaining at the end of the 10-year term will be due as a final lump sum payment on July 1, 2013. Under the applicable terms of the mortgage note agreements, we are prohibited from acquiring another company without prior consent from the lender unless we maintain at least $50.0 million of cash or cash equivalents and comply with other non-financial terms as defined in the agreements. We were in compliance with all covenants under the mortgage note agreements as of February 28, 2012.

In conjunction with the purchase of our corporate headquarters, we entered into a 51-year lease of the land upon which the property is located. The lease was paid in advance for a total of $28.0 million, but is subject to adjustments every 10 years based upon changes in fair market value of the land. Should it become necessary, we have the option to prepay any rent increases as a result of a change in fair market value.

As of February 28, 2012, our contractual commitments associated with indebtedness, lease obligations and restructuring were as follows (in thousands):

	Total	Remainder of 2012	2013	2014	2015	2016	Thereafter
Operating commitments:
Debt principal (1)	$137,521	$101,810	$35,711	$—	$—	$—	$—
Debt interest	2,798	1,515	1,283	—	—	—	—
Operating leases	35,582	8,166	9,483	6,592	4,491	3,256	3,594

Total operating commitments	175,901	111,491	46,477	6,592	4,491	3,256	3,594

Restructuring-related commitments:
Gross lease obligations	709	604	105	—	—	—	—
Committed sublease income	(342)	(275)	(67)	—	—	—	—

Net restructuring-related commitment	367	329	38	—	—	—	—

Total commitments	$176,268	$111,820	$46,515	$6,592	$4,491	$3,256	$3,594

(1)

For fiscal year 2012, the debt principal includes $100.0 million outstanding balance under the credit facility that is shown as long-term debt on the balance sheet due to the Company’s ability to extend the outstanding balance on a long-term basis under the 2011 Credit Facility.

Future minimum lease payments under restructured non-cancelable operating leases are included in Accrued Restructuring Costs in our Condensed Consolidated Balance Sheets.

The above commitment table does not include approximately $45.3 million of long-term income tax liabilities due to the fact that we are unable to reasonably estimate the timing of these potential future payments.

Indemnification

Our indemnification obligations are summarized in Note 9 to our Condensed Consolidated Financial Statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to the impact of foreign currency fluctuations and interest rate changes.

Foreign Currency Risk

We conduct business in the Americas, EMEA and APJ and transact business in approximately 25 foreign currencies worldwide. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or changes in economic conditions in foreign markets. We enter into forward contracts with financial institutions to manage our currency exposure related to net assets and liabilities denominated in foreign currencies, and these forward contracts are generally settled monthly. We do not enter into derivative financial instruments for trading purposes. We use natural hedges, for example, by offsetting exposures in net assets for one entity with net liabilities of the same currency for another entity. Generally, we manage our currency risk so that an increase or decrease in the value of our forward contracts would offset a corresponding decrease or increase in the US dollar value of net assets or liabilities exposed to the shift in that particular currency, thereby minimizing the impact on earnings. As of February 28, 2012, we had two outstanding forward contracts denominated in United States dollars and two outstanding forward contracts denominated in Euros, that resulted in a net loss of $0.1 million.

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

Interest Rate Risk

Our investment policy is designed to protect and preserve invested funds by limiting default, market and investment risk. Our exposure to market rate risk for changes in interest rates relates primarily to interest paid on our credit facility and our investments.

Currently, we maintain our cash in current accounts or money market funds. In general, money market funds are not considered to be subject to interest rate risk because the interest paid on such funds fluctuates with the prevailing interest rate. As of February 28, 2012, our cash and cash equivalents totaled $354.4 million, of which $16.7 million was held in money market funds. As of February 28, 2012, a hypothetical 100 basis point increase in interest rates would not have a significant impact on the fair value of our investments.

Interest on borrowings under the credit facility is based at specified margins above either LIBOR or a base rate defined in the credit facility. Our exposure to interest rate risk under the credit facility will depend on the extent to which we utilize such facility. As of February 28, 2012, our credit facility had a borrowing capacity of $250.0 million and we had $100.0 million outstanding under our credit facility. A hypothetical 100 basis point increase in the LIBOR or Prime Rate-based interest rate on our credit facility would result in an increase in our interest expense by $1.0 million per year for every $100.0 million borrowed. See Note 8 for a discussion of our credit facility.

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

In addition to the factors discussed elsewhere in this Form 10-Q, the following risk factors, as well as other factors of which we may be unaware or do not currently view as significant, could materially and adversely affect our future operating results and could cause actual events to differ materially from those predicted in the forward-looking statements we make about our business. These risk factors should be read in conjunction with the other information contained in our other SEC filings, including our Form 10-K for the fiscal year ended November 30, 2011.

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

As a result of the evolving nature of the markets in which we compete and the size of our customer agreements, we have difficulty accurately forecasting our revenue in any given period. In addition to the factors discussed elsewhere in this section, a number of factors may cause our revenue to fall short of our expectations, or those of stock market analysts and investors, or cause fluctuations in our operating results, including:

•	the relatively long sales cycles for many of our products;

•	the timing of our new products or product enhancements or any delays in such introductions;

•	the delay or deferral of customer implementation of our products;

•	changes in customer budgets and decision making processes that could affect both the timing and size of any transaction;

•	reduced spending in the industries that license our products;

•	our dependence on large deals, which, if such deals do not close, can greatly impact revenues for a particular quarter;

•	the timing, size and mix of orders from customers;

•	the deferral of license revenue to future periods due to the timing of the execution of an agreement or our ability to deliver the products;

•	the impact of our provision of services and customer-required contractual terms on our recognition of license revenue;

•	any unanticipated difficulty we encounter in integrating acquired businesses, products or technologies;

•	the tendency of some of our customers to wait until the end of a fiscal quarter or our fiscal year before placing an order in the hope of obtaining more favorable terms;

•	the amount and timing of operating costs and capital expenditures relating to the expansion of our operations and the evaluation of strategic transactions; and

•	changes in accounting rules, such as recording expenses for employee stock option grants and tax accounting, including accounting for uncertain tax positions.

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

The market for our products and services is extremely competitive and subject to rapid change. We compete with a variety of large and small providers of infrastructure software, SOA, business optimization and process automation and collaboration, including companies such as IBM, Oracle, Pegasystems, Progress Software, SAP, and Software AG. We also face competition for certain aspects of our product and service offerings from major systems integrators, and our customers have alternatives to our proprietary software from open source software providers that provide software and intellectual property, typically without charging license fees, or from other competitors offering products through alternative business models, such as software as a service. Many of our current and potential competitors have longer operating histories, significantly greater financial, technical, product development and marketing resources, greater name recognition, and larger customer bases than we do. This may allow our present or future competitors to develop products comparable or superior to those we offer; adapt more quickly than we do to new technologies, evolving industry trends or customer requirements; or devote greater resources to the development, promotion and sale of their products than we do. For example, some of our competitors offer products outside our segment and routinely bundle these products with their infrastructure software products. Also, some of our competitors are expanding their competitive product offerings and strengthening their market position through increases in capital expenditures for internal research and development. Accordingly, we may not be able to compete effectively in our markets or against existing and future competitors, which could adversely affect our business and operating results.

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

Our success depends in part on our ability to continually enhance and broaden our product offerings in response to changing technologies, customer demands and competitive pressures. We have acquired and expect to continue to acquire complementary businesses, products or technologies as part of our corporate strategy. In this regard, we have made a number of strategic acquisitions in recent years. We do not know if we will be able to complete any future acquisitions or that we will be able to successfully integrate any acquired business, operate it profitably or retain its key employees. Integrating any newly acquired business, product or technology could be expensive and time-consuming, could disrupt our ongoing business and financial performance, could distract our management, could increase our debt to finance such acquisition, could increase our capital expenditures to support such new business and could require us to manage larger and more complex operations. Therefore, we may not be able, either immediately post-acquisition or ever, to replicate the pre-acquisition revenues achieved by companies that we acquire or achieve the benefits of the acquisition we anticipated in valuing the businesses, products or technologies we acquire. Furthermore, the costs of integrating acquired companies in international transactions can be particularly high, due, among other things, to local laws and regulations. If we are unable to integrate any newly acquired entity, products or technology effectively, our business, financial condition and operating results would suffer. In addition, any amortization or impairment of acquired intangible assets, stock-based compensation or other charges resulting from the costs of acquisitions could harm our operating results.

In addition, we may face competition for acquisition targets from larger and more established companies with greater financial resources. Also, in order to finance any acquisition, we may need to raise additional funds through public or private financings or use our cash reserves. In that event, we may not be able to raise additional funds or we could be forced to obtain equity or debt financing on terms that are not favorable to us or that result in dilution to our stockholders. Use of our cash reserves for acquisitions could limit our financial flexibility in the future. The terms of existing or future loan agreements may place limits on our ability to incur additional debt to finance acquisitions. If we are not able to acquire strategically attractive businesses, products or technologies, we may not be able to remain competitive in our industry or achieve our overall growth plans.

We may not be able to achieve our key initiatives and grow our business as anticipated.

While we currently intend to grow our business by pursuing key initiatives to: broaden our product platform through internal development and acquisitions; increase our sales capacity by expanding our direct sales organization and developing our channel partnerships; expand our product offerings to new vertical markets; and employ marketing programs to increase awareness of our company and our products among existing and prospective customers, we cannot assure you that we will be able to achieve these key initiatives. Our success depends on our ability to: appropriately manage our expenses as we grow our organization; identify or acquire companies or assets at attractive valuations; enter into beneficial channel relationships; develop new products; and successfully execute our marketing and sales strategies. If we are not able to execute on these actions, our business may not grow as we anticipated, and our operating results could be adversely affected.

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

•	restrictions on the transfer of funds;

•	currency exchange rate fluctuations;

•	increased expense and experience in developing, testing and making localized versions of our products;

•	managing our international operations; and

•	longer payment cycles, collecting receivables in a timely fashion and repatriating earnings.

Any of these factors, either individually or in combination, could materially impact our international operations and adversely affect our business as a whole.

Changes in foreign currency exchange rates could negatively affect our operating results.

In addition to receiving revenue and incurring expenses in U.S. dollars, we also receive revenue and incur expenses in approximately twenty-five foreign currencies. Our revenue, expenses and net income are impacted by foreign exchange rate fluctuations against the U.S. dollar. For example, customers in foreign countries may incur higher costs due to the strengthening of the U.S. dollar, which could result in a delay of payments or a default on credit extended to them. Any material delay or default in our collection of significant accounts could have a negative result on our results of operations. Additionally, any strengthening of the U.S. dollar could require us to offer discounts, reduce pricing or offer other incentives to mitigate any negative effects on demand from such rise in the U.S. dollar. Further, in the event that the U.S. dollar weakens compared to foreign currencies, we may incur higher operating expenses in those locations and, therefore, our business, financial condition and operating results could suffer.

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

If we are not successful in developing enhancements to existing products and new products in a timely manner, achieving customer acceptance for our existing and new product offerings or generating higher average selling prices, our gross margins may decline, and our business and operating results may suffer. Furthermore, any of our new product offerings or significant enhancements to current product offerings could cause some customers to delay making new or additional purchases while they fully evaluate any new offerings we might have introduced to the market, which in turn may slow sales and adversely affect operating results for an indeterminate period of time. Also, we may not execute successfully on our product plans because of errors in product planning or timing or acceptance by the marketplace, technical hurdles that we fail to overcome in a timely fashion or a lack of appropriate resources. This could result in competitors providing those solutions before we do and loss of market share, net sales and earnings.

Our stock price may be volatile, which could cause investors to incur significant losses.

The stock market in general and the stock prices of technology companies in particular, have experienced volatility which has often been unrelated to the operating performance of any particular company or companies. Some of the factors that may affect our common stock price other than our operating results include:

•	uncertainty about global economic or political conditions;

•	general volatility in the capital markets;

•	business developments by us or our competitors, including material acquisitions or dispositions and strategic investments;

•	industry developments and announcements by us or our competitors;

•	changes in estimates and recommendations by securities analysts;

•	speculation in the press or investment community; and

•	changes in the accounting rules.

Since December 1, 2010 through the end of our first fiscal quarter of fiscal year 2012, our stock price has fluctuated between a low of $18.43 and a high of $31.45. If market or industry-based fluctuations continue, our stock price could decline in the future regardless of our actual operating performance and investors could incur significant losses.

Economic and market conditions have in the past adversely affected, and may in the future adversely affect, our operating results.

We are subject to risks arising from adverse changes and uncertainty in domestic and global economies. For example, past domestic and global economic downturns resulted in reduced demand for information technology, including enterprise software and services. The direction and relative strength of the global economy continues to be uncertain and volatile, and could be adversely affected by, among other things, concerns regarding Europe’s potential sovereign-debt crisis, unrest in the Middle East, tightening in the credit markets, downturns in the financial industry, issues related to the United States’ debt and budget, and other geopolitical factors, and makes it difficult for us to forecast operating results and to make decisions about future investments. We cannot predict the duration of these economic conditions or the impact they may have on our customers or business. Information technology spending has historically declined or been postponed as general economic and market conditions have worsened. During challenging and uncertain economic times and in tight credit markets, many customers delay or reduce technology purchases. Contract negotiations may become more protracted or difficult if customers institute additional internal approvals for technology purchases or require more negotiation of contract terms and conditions. These economic conditions, and uncertainty as to the general direction of the macroeconomic environment, are beyond our control and could result in reductions in sales of our products, longer sales cycles, difficulties in collection of accounts receivable or delayed payments, slower adoption of new technologies, increased price competition and reductions in the rate at which our customers renew their maintenance agreements and procure consulting services.

Increases in consulting services revenue may decrease overall margins.

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

In addition, we must successfully integrate new employees into our operations and generate sufficient revenues to justify the costs associated with these employees. If we fail to successfully integrate employees or to generate the revenue necessary to justify employee-related expenses, we may be forced to reduce our headcount, which could force us to incur significant expenses and could harm our business and operating results.

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

The recognition of our revenue depends on, among other things, the terms negotiated in our contracts with our customers. Our personnel may act outside of their authority and negotiate additional terms without our knowledge. We have implemented policies to help prevent and discourage such conduct, but there can be no assurance that such policies will be followed. For instance, in the event that our sales personnel negotiate terms that do not appear in the contract and of which we are unaware, whether such additional terms are written or verbal, we could be prevented from recognizing revenue in accordance with our plans. Furthermore, depending on when we learn of unauthorized actions and the size of the transactions involved, we may have to restate revenue for a previously reported period, which would seriously harm our business, operating results and financial condition.

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

Any of these factors could have a negative impact on our operating results.

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

As a multinational corporation, we are subject to income taxes in the United States and various foreign jurisdictions. Significant judgment is required in determining our global provision for income taxes and other tax liabilities. In the ordinary course of a global business, there are many intercompany transactions and calculations where the ultimate tax determination is uncertain. Additionally, we may be subject to additional tax expenses to the extent we repatriate cash from our foreign jurisdictions into the United States, and the cost of such repatriation may have the effect of restricting our ability to use our cash as we would like. Our income tax returns are routinely subject to audits by tax authorities. Although we regularly assess the likelihood of adverse outcomes resulting from these examinations to determine our tax estimates, a final determination of tax audits or tax disputes could have an adverse effect on our results of operations and financial condition.

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

In addition, our future effective tax rates could be favorably or unfavorably affected by changes in tax rates, changes in the valuation of our deferred tax assets or liabilities, changes in the geographical allocation of our business, or changes in tax laws or their interpretation. Such changes could have a material adverse effect on our financial results.

Changes in existing financial accounting standards or practices, or taxation rules or practices may adversely affect our results of operations.

Changes in existing accounting or taxation rules or practices, new accounting pronouncements or taxation rules, or varying interpretations of current accounting pronouncements or taxation practice could have a significant adverse effect on our results of operations or the manner in which we conduct our business. Further, such changes could potentially affect our reporting of transactions completed before such changes are effective. For example, on December 1, 2009, we adopted revised accounting guidance for business combinations which required acquisition related costs to be expensed as incurred, restructuring costs generally to be expensed in periods subsequent to the acquisition date, in-process research and development to be capitalized as an intangible asset with an indefinite life until completion or abandonment, and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period. A change in existing financial accounting standards or practices may even retroactively adversely affect previously reported transactions.

In addition, the Financial Accounting Standards Board is currently working with the International Accounting Standards Board (“IASB”) to converge certain accounting principles and to facilitate more comparable financial reporting between companies that are required to follow GAAP and those that are required to follow International Financial Reporting Standards (“IFRS”). These projects may result in different accounting principles under GAAP, which may have a material impact on the way in which we report financial results in areas including, but not limited to, principles for recognizing revenue, lease accounting, and financial statement presentation. A change in accounting principles from GAAP to IFRS may have a material impact on our financial statements should IFRS be incorporated into the financial reporting system for U.S. companies.

Compliance with changing regulations of corporate governance and public disclosure may result in additional expenses.

Because we are a publicly-traded company, we are subject to certain federal, state and other rules and regulations, including those required by the Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act, new regulations promulgated by the SEC and the rules of the Nasdaq Marketplace. These and other laws relating to corporate governance and public disclosure have increased our general and administrative expenses. These new or changed laws, regulations and standards are subject to varying interpretations in many cases, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in higher costs necessitated by ongoing revisions to disclosure and governance practices. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, we intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new or changed laws, regulations and standards result in different outcomes from those intended by regulatory or governing bodies, our business may be harmed.

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

Note 10 to our Consolidated Financial Statements included in this Quarterly Report on Form 10-Q describes the litigation pending against us and our directors and officers. The uncertainty associated with substantial unresolved lawsuits or future lawsuits could harm our business, financial condition and reputation. The defense of the lawsuits could result in the diversion of our management’s time and attention away from business operations, which could harm our business. Negative developments with respect to the lawsuits could cause our stock price to decline. In addition, although we are unable to determine the amount, if any, that we may be required to pay in connection with the resolution of the current lawsuits or any future lawsuit by settlement or otherwise, any such payment could seriously harm our financial condition and liquidity.

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

Termination of Contracts. Public sector customers often have contractual or other legal rights to terminate current contracts for convenience or due to a default. If a contract is terminated for convenience, which can occur if the customer’s needs change, we may only be able to collect payment for products or services delivered prior to termination and settlement expenses. If a contract is terminated because of default, we may not recover even those amounts, and we may be liable for excess costs incurred by the customer for procuring alternative products or services.

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

Our customers also include a number of foreign governments and agencies. Similar procurement, budgetary, contract and audit risks also apply to our doing business with these foreign entities. In addition, compliance with complex regulations and contracting provisions in a variety of jurisdictions can be expensive and consume significant management resources. In certain jurisdictions our ability to win business may be constrained by political and other factors unrelated to our competitive position in the market. Each of these difficulties could adversely affect our business and results of operations.

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

Subsequent to the end of our first fiscal quarter, on March 29, 2012 we announced that our Board of Directors approved a new stock repurchase program pursuant to which we may repurchase up to $300.0 million of our outstanding common stock from time to time in the open market or through privately negotiated transactions. In connection with the approval of this program, our Board of Directors also terminated our previous $300.0 million stock repurchase program from December 2010, and the remaining authorized amount of approximately $38.4 million under the December 2010 stock repurchase program was canceled.

The following table provides information about the repurchase of our common stock during the first quarter of fiscal year 2012. In thousands, except per share amounts.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
December 1, 2011 – December 31, 2011	1,804,477	$24.19	1,804,477	$62,263,546
January 1, 2012 – January 31, 2012	1,000,000	$23.85	1,000,000	$38,415,446
February 1, 2012 – February 28, 2012	—	$—	—	$38,415,446

Total	2,804,477	$24.08	2,804,477

ITEM 6.	EXHIBITS

3.1(1)	Amended and Restated Certificate of Incorporation of Registrant.

3.2(2)	Amended and Restated Bylaws of Registrant.

10.1	Amended and Restated Employment Agreement, dated as of February 28, 2012, by and between Vivek Ranadivé and Registrant.

10.2(3)	Amended and Restated Credit Agreement, dated as of December 19, 2011, by and among TIBCO Software Inc., TIBCO International Holdings, B.V., as Designated Borrower, each of the lenders party thereto from time to time, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, Citibank, N.A., as Syndication Agent, and Union Bank, N.A. and U.S. Bank National Association, as Co-Documentation Agents.

10.3(3)	Company Guaranty, dated as of December 19, 2011, made by TIBCO Software Inc., in favor of Bank of America, N.A., as Administrative Agent.

10.4(3)	Subsidiary Guaranty (Netherlands), dated as of December 19, 2011, made by TIBCO Software B.V., in favor of Bank of America, N.A., as Administrative Agent.

10.5(4)	Summary of FY 2012 TIBCO Executive Incentive Compensation Plan.

31.1	Rule 13a-14(a) / 15d-14(a) Certification by Chief Executive Officer.

31.2	Rule 13a-14(a) / 15d-14(a) Certification by Chief Financial Officer.

32.1	Section 1350 Certification by Chief Executive Officer.

32.2 101

Section 1350 Certification by Chief Financial Officer.

Interactive data files (XBRL) pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets as of February 28, 2012 and November 30, 2011, (ii) the Condensed Consolidated Statement of Operations for the three months ended February 28, 2012 and 2011, (iii) the Condensed Consolidated Statements of Cash Flows for the three months ended February 28, 2012 and 2011 and (iv) the Notes to Condensed Consolidated Financial Statements.*

(1)	Incorporated by reference to Exhibit 3.1 filed with the Registrant’s Registration Statement on Form 8-A, filed with the SEC on February 23, 2004.
(2)	Incorporated by reference to Exhibit 3.1 filed with the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2009, filed with the SEC on July 9, 2009.
(3)	Incorporated by reference to an exhibit filed with the Registrant’s Current Report on Form 8-K, filed with the SEC on December 21, 2011.
(4)	Incorporated by reference to an exhibit filed with the Registrant’s Current Report on Form 8-K, filed with the SEC on March 1, 2012.
*	XBRL (Extensible Business Reporting Language) information is furnished and not filed herewith, is not a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TIBCO SOFTWARE INC.

By:	/s/ Sydney L. Carey
Sydney L. Carey Executive Vice President, Chief Financial Officer (Principal Financial Officer and duly authorized officer)

By:	/s/ Brent P. Hogenson
Brent P. Hogenson Vice President, Corporate Controller (Principal Accounting Officer and duly authorized officer)

Date: April 13, 2012

EXHIBIT INDEX

3.1(1)	Amended and Restated Certificate of Incorporation of Registrant.

3.2(2)	Amended and Restated Bylaws of Registrant.

10.1	Amended and Restated Employment Agreement, dated as of February 28, 2012, by and between Vivek Ranadivé and Registrant.

10.2(3)	Amended and Restated Credit Agreement, dated as of December 19, 2011, by and among TIBCO Software Inc., TIBCO International Holdings, B.V., as Designated Borrower, each of the lenders party thereto from time to time, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, Citibank, N.A., as Syndication Agent, and Union Bank, N.A. and U.S. Bank National Association, as Co-Documentation Agents.

10.3(3)	Company Guaranty, dated as of December 19, 2011, made by TIBCO Software Inc., in favor of Bank of America, N.A., as Administrative Agent.

10.4(3)	Subsidiary Guaranty (Netherlands), dated as of December 19, 2011, made by TIBCO Software B.V., in favor of Bank of America, N.A., as Administrative Agent.

10.5(4)	Summary of FY 2012 TIBCO Executive Incentive Compensation Plan.

31.1	Rule 13a-14(a) / 15d-14(a) Certification by Chief Executive Officer.

31.2	Rule 13a-14(a) / 15d-14(a) Certification by Chief Financial Officer.

32.1	Section 1350 Certification by Chief Executive Officer.

32.2 101

Section 1350 Certification by Chief Financial Officer.

Interactive data files (XBRL) pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets as of February 28, 2012 and November 30, 2011, (ii) the Condensed Consolidated Statement of Operations for the three months ended February 28, 2012 and 2011, (iii) the Condensed Consolidated Statements of Cash Flows for the three months ended February 28, 2012 and 2011 and (iv) the Notes to Condensed Consolidated Financial Statements.*

(1)	Incorporated by reference to Exhibit 3.1 filed with the Registrant’s Registration Statement on Form 8-A, filed with the SEC on February 23, 2004.
(2)	Incorporated by reference to Exhibit 3.1 filed with the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2009, filed with the SEC on July 9, 2009.
(3)	Incorporated by reference to an exhibit filed with the Registrant’s Current Report on Form 8-K, filed with the SEC on December 21, 2011.
(4)	Incorporated by reference to an exhibit filed with the Registrant’s Current Report on Form 8-K, filed with the SEC on March 1, 2012.
*	XBRL (Extensible Business Reporting Language) information is furnished and not filed herewith, is not a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.