Form 10-Q
period 2012-06-03
TIBCO SOFTWARE INC
filed 2012-07-13
CIK 1085280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 3, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s common stock, $0.001 par value, as of July 6, 2012 was 162,085,627 shares.

TIBCO SOFTWARE INC.

TIBCO SOFTWARE INC.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except par value per share)

	May 31, 2012	November 30, 2011
Assets
Current assets:
Cash and cash equivalents	$647,104	$308,148
Short-term investments	205	225
Accounts receivable, net of allowances of $5,508 and $5,868	175,436	196,419
Prepaid expenses and other current assets	64,862	61,864

Total current assets	887,607	566,656
Property and equipment, net	93,526	89,871
Goodwill	516,687	451,821
Acquired intangible assets, net	140,156	97,258
Long-term deferred income tax assets	114,267	78,656
Other assets	64,069	48,676

Total assets	$1,816,312	$1,332,938

Liabilities and Equity
Current liabilities:
Accounts payable	$24,921	$25,802
Accrued liabilities	118,281	129,168
Accrued restructuring costs	997	6,792
Deferred revenue	231,634	210,234
Current portion of long-term debt	2,463	2,397

Total current liabilities	378,296	374,393
Accrued restructuring costs, less current portion	966	1,050
Long-term deferred revenue	21,904	14,876
Long-term deferred income tax liabilities	58,173	4,540
Long-term income tax liabilities	24,174	20,772
Other long-term liabilities	2,542	2,445
Long-term debt, less current portion	34,463	65,711
Convertible senior notes, net	516,998	—

Total liabilities	1,037,516	483,787

Commitments and contingencies (Note 10)
Equity:
Common stock, $0.001 par value; 1,200,000 shares authorized; 161,885 and 166,287 shares issued and outstanding	162	166
Additional paid-in capital	820,071	856,190
Accumulated other comprehensive income (loss)	(42,504)	(21,032)
Retained earnings	—	12,742

Total TIBCO Software Inc. stockholders’ equity	777,729	848,066
Noncontrolling interest	1,067	1,085

Total equity	778,796	849,151

Total liabilities and equity	$1,816,312	$1,332,938

See accompanying Notes to Condensed Consolidated Financial Statements

TIBCO SOFTWARE INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended May 31,		Six Months Ended May 31,
	2012	2011	2012	2011
Revenue:
License	$92,581	$81,974	$174,896	$152,059
Service and maintenance	154,782	134,447	298,169	249,703

Total revenue	247,363	216,421	473,065	401,762

Cost of revenue:
License	9,401	9,710	18,441	18,637
Service and maintenance	59,486	52,017	116,536	96,037

Total cost of revenue	68,887	61,727	134,977	114,674

Gross profit	178,476	154,694	338,088	287,088
Operating expenses:
Research and development	38,605	36,175	75,926	68,861
Sales and marketing	78,923	68,909	154,641	131,432
General and administrative	17,407	15,573	35,002	28,490
Amortization of acquired intangible assets	5,653	5,030	10,201	9,921
Acquisition related and other	929	278	1,325	823
Restructuring adjustments	(400)	—	(519)	(33)

Total operating expenses	141,117	125,965	276,576	239,494

Income from operations	37,359	28,729	61,512	47,594
Interest income	221	448	476	930
Interest expense	(4,395)	(951)	(5,860)	(1,997)
Other income (expense), net	572	(1,136)	1,548	(1,426)

Income before provision for income taxes and noncontrolling interest	33,757	27,090	57,676	45,101
Provision for income taxes	7,200	6,000	10,500	7,996

Net income	26,557	21,090	47,176	37,105
Less: Net income attributable to noncontrolling interest	65	44	43	106

Net income attributable to TIBCO Software Inc.	$26,492	$21,046	$47,133	$36,999

Net income per share attributable to TIBCO Software Inc.:
Basic	$0.17	$0.13	$0.29	$0.23

Diluted	$0.16	$0.12	$0.28	$0.21

Shares used to compute net income per share attributable to TIBCO Software Inc.:
Basic	160,437	161,911	160,949	161,207

Diluted	169,477	174,666	170,173	174,076

See accompanying Notes to Condensed Consolidated Financial Statements

TIBCO SOFTWARE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended May 31,
	2012	2011
Operating activities:
Net income	$47,176	$37,105
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	7,050	6,310
Amortization of acquired intangible assets	17,365	19,664
Amortization of debt discount and transaction costs	2,210	386
Stock-based compensation	29,718	23,268
Deferred income tax	(9,281)	(9,342)
Tax benefits related to stock benefit plans	9,406	10,739
Excess tax benefits from stock-based compensation	(16,484)	(26,737)
Other non-cash adjustments, net	531	(146)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	16,751	17,516
Prepaid expenses and other assets	4,290	3,237
Accounts payable	(981)	(1,222)
Accrued liabilities and restructuring costs	(20,373)	(21,504)
Deferred revenue	29,563	24,064

Net cash provided by operating activities	116,941	83,338

Investing activities:
Acquisitions, net of cash acquired	(131,611)	(22,579)
Purchases of property and equipment	(11,224)	(3,837)
Restricted cash pledged as security	(1,149)	(1,852)
Other investing activities, net	414	1,348

Net cash used in investing activities	(143,570)	(26,920)

Financing activities:
Proceeds from issuance of convertible debt, net	584,450	—
Proceeds from revolving credit facility, net	116,648	—
Principal payments on debt	(151,182)	(1,119)
Proceeds from issuance of common stock	17,298	33,324
Repurchases of the Company’s common stock	(188,508)	(72,329)
Withholding taxes related to restricted stock net share settlement	(15,116)	(15,024)
Excess tax benefits from stock-based compensation	16,484	26,737

Net cash provided by (used in) financing activities	380,074	(28,411)

Effect of foreign exchange rate changes on cash and cash equivalents	(14,489)	6,491

Net increase in cash and cash equivalents	338,956	34,498
Cash and cash equivalents at beginning of period	308,148	243,989

Cash and cash equivalents at end of period	$647,104	$278,487

Supplemental disclosures:
Interest paid	$2,027	$1,473

Income taxes paid	$1,268	$7,466

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

Our fiscal year ends on November 30th of each year. For purposes of presentation, we have indicated the second quarter of fiscal years 2012 and 2011 as ended on May 31, 2012 and May 31, 2011, respectively; whereas in fact, the second quarter of fiscal years 2012 and 2011 actually ended on June 3, 2012 and May 29, 2011, respectively. There were 91 days in the second quarter of both fiscal years 2012 and 2011.

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

The results of operations for the three and six months ended May 31, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending November 30, 2012, or any other future period, and we make no representations related thereto.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Our significant accounting policies and recent accounting pronouncements were described in Note 2 to our Consolidated Financial Statements included in our 2011 Annual Report on Form 10-K for the fiscal year ended November 30, 2011. There have been no significant changes in our accounting policies since November 30, 2011.

Revenue Recognition

License revenue consists principally of revenue earned under software license agreements. License revenue is generally recognized when a signed contract or other persuasive evidence of an arrangement exists, the software has been shipped or electronically delivered, the license fee is fixed or determinable and collection of the resulting receivable is probable. When contracts contain multiple software and software-related elements (for example, software license, maintenance, and professional services) wherein Vendor-Specific Objective Evidence (“VSOE”) exists for all undelivered elements, we account for the delivered elements in accordance with the “Residual Method.” VSOE of fair value for maintenance and support is established by a stated renewal rate, if substantive, included in the license arrangement or rates charged in stand-alone sales of maintenance and support. VSOE of fair value of consulting and training services is based upon stand-alone sales of those services.

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

We occasionally enter into multiple element revenue arrangements in which a customer may purchase a combination of software licenses, hosting services, maintenance, professional services and hardware. If a tangible hardware product includes software, we determine if the tangible hardware and the software work together to deliver the product’s essential functionality. If so, the entire product is accounted for as a non-software deliverable; otherwise the hardware product and the software are accounted for separately. For multiple element arrangements that contain non-software related elements, for example our hosting services, we allocate revenue to each non-software element based upon the relative selling price of each, and if software and software-related elements are also included in the arrangement, to those elements as a group based on our ESP for the group. When applying the relative selling price method, we determine the selling price for each deliverable using VSOE of selling price, if it exists, then TPE of selling price. If neither VSOE nor TPE of selling price exist for a deliverable, we use our ESP for multiple element arrangements that include non-software components. The objective of ESP is to determine the price at which we would transact a sale if the product or service were sold on a stand-alone basis. We determine ESP by considering multiple factors, including, but not limited to, geographies, market conditions, competitive

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

landscape, internal costs, gross margin objectives, and pricing practices. ESP is generally used for offerings that are not typically sold on a stand-alone basis or for new or highly customized offerings. Revenue allocated to each element is then recognized when the basic revenue recognition criteria are met for each element. The manner in which we account for multiple element arrangements that contain only software and software-related elements remains unchanged.

3.	BUSINESS COMBINATIONS

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

The total purchase price allocated to the tangible assets acquired is assigned based on the fair values as of the date of the acquisition. The fair value assigned to identifiable intangible assets acquired is determined using the income approach which discounts expected future cash flows to present value using estimated assumptions determined by management. We believe that these identified intangible assets will have no residual value after their estimated economic useful lives. The identifiable intangible assets are subject to amortization on a straight-line basis as this best approximates the benefit period related to these assets.

The excess of the purchase price over the identified tangible and intangible assets, less liabilities assumed, is recorded as goodwill and primarily reflects the value of the synergies expected to be generated from combining our and the acquired entities’ technology and operations. Generally none of the goodwill recorded in connection with the acquisitions is deductible for income tax purposes.

Acquisition of LogLogic, Inc.

On April 10, 2012, we acquired LogLogic, Inc. (“LogLogic”), a private company based in San Jose, California and incorporated in Delaware. LogLogic is a provider of scalable log and security management platforms. We paid $131.6 million, net of cash acquired, to acquire all of the outstanding shares of capital stock of LogLogic. We have also incurred $0.7 million of transaction costs associated with the acquisition. As a result of the acquisition, we assumed facility leases, certain liabilities and commitments of LogLogic. Management is currently evaluating the purchase price allocation for this transaction.

The preliminary allocation of the purchase price for the LogLogic acquisition, as of the date of the acquisition, is as follows (in thousands):

Cash	$5,018
Accounts receivable (approximate contractual value)	5,359
Other assets	1,524
Identifiable intangible assets	61,200
Goodwill	73,189
Liabilities	(7,006)
Deferred Revenue	(7,297)
Deferred income tax asset, net	4,642

Total preliminary purchase price	$136,629

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Identifiable intangible assets (in thousands, except amortization period):

	Gross Amount at Acquisition Date	Weighted Average Amortization Period
Existing technology	$32,800	6.0 years
Customer contracts	3,200	7.0 years
Maintenance agreements	22,300	6.0 years
Trademarks	2,900	7.0 years

	$61,200	6.5 years

Nimbus Partners Limited

On August 30, 2011, TIBCO International Holdings B.V., one of our indirect wholly-owned subsidiaries, acquired Nimbus Partners Limited (“Nimbus”), a private company organized under the laws of England and Wales and a provider of business process discovery and analysis applications that help companies drive adoption of business process initiatives. We paid $42.0 million of cash to acquire the outstanding equity of Nimbus. We have also incurred $1.0 million of acquisition related and other expenses associated with the acquisition. As a result of the acquisition, we assumed facility leases, certain liabilities and commitments of Nimbus. We are evaluating the purchase price allocation following consummation of the transaction.

The preliminary allocation of the purchase price for the Nimbus acquisition, as of the date of the acquisition, is as follows (in thousands):

Cash	$971
Accounts receivable (approximate contractual value)	3,634
Other assets	763
Identifiable intangible assets	19,800
Goodwill	28,194
Liabilities	(6,693)
Deferred income tax liabilities, net	(4,669)

Total preliminary purchase price	$42,000

Identifiable intangible assets (in thousands, except amortization period):

	Gross Amount at Acquisition Date	Weighted Average Amortization Period
Existing technology	$13,900	5.0 years
Subscriber base	1,200	5.0 years
Customer base	700	5.0 years
Maintenance agreements	3,100	7.0 years
Trademarks	900	5.0 years

	$19,800	5.3 years

LoyaltyLab, Inc.

On December 7, 2010, we acquired LoyaltyLab, Inc. (“Loyalty Lab”), a private company incorporated in Delaware. Loyalty Lab is an independent provider of loyalty management solutions that allow marketers to manage loyalty programs from their desktop. This acquisition provides us international presence in the customer loyalty market. We paid $23.5 million in cash to acquire all of the outstanding shares of capital stock of Loyalty Lab. We have also incurred $0.4 million of acquisition related and other expenses associated with the acquisition. As a result of the acquisition, we assumed facility leases and certain liabilities and commitments of Loyalty Lab.

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

Identifiable intangible assets (in thousands, except amortization period):

	Gross Amount at Acquisition Date	Weighted Average Amortization Period
Existing technology	$2,000	5.0 years
Customer base	4,100	5.0 years
Trademarks	500	5.0 years

	$6,600	5.0 years

Pro Forma Adjusted Summary

The results of operations of LogLogic, Nimbus and Loyalty Lab have been included in the Consolidated Financial Statements subsequent to the acquisition dates. The following unaudited pro forma adjusted summary for the three and six months ended May 31, 2012 and 2011 assumes LogLogic, Nimbus and Loyalty Lab had been acquired at the beginning of fiscal year 2011 (in thousands, except per share data):

	Three Months Ended May 31,		Six Months Ended May 31,
	2012	2011	2012	2011
Pro forma adjusted total revenue	$250,334	$230,028	$485,870	$428,975

Pro forma adjusted net income attributable to TIBCO Software Inc.	$24,939	$18,604	$42,035	$32,116

Pro forma adjusted net income per share attributable to TIBCO Software Inc.:
Basic	$0.16	$0.11	$0.26	$0.20

Diluted	$0.15	$0.11	$0.25	$0.18

The unaudited pro forma results presented include amortization charges for acquired intangible assets, adjustments for incremental compensation expense related to the post-combination service arrangements entered into with the continuing employees and related tax effects. The unaudited pro forma adjusted summary combines the historical results for TIBCO for those periods with the historical results for LogLogic, Nimbus and Loyalty Lab for the same periods. The summary is presented for informational purposes only and is not intended to be indicative of future results of operations or whether similar results would have been achieved if the acquisition had taken place at the beginning of fiscal year 2011.

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

4.	INVESTMENTS

Marketable securities, which are classified as available-for-sale and included either in cash and cash equivalents if their maturities were three months or less or in short term investments on the Condensed Consolidated Balance Sheet, are summarized below as of May 31, 2012 and November 30, 2011 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value
As of May 31, 2012:
Money market funds	$441,427	$—	$—	$441,427
Term deposits	542	—	—	542
Mortgage-backed securities	187	55	(37)	205

	$442,156	$55	$(37)	$442,174

As of November 30, 2011:
Money market funds	$16,664	$—	$—	$16,664
Term deposits	560	—	—	560
Mortgage-backed securities	200	51	(26)	225

	$17,424	$51	$(26)	$17,449

5.	FAIR VALUE MEASUREMENTS AND DERIVATIVE INSTRUMENTS

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

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The fair value hierarchy of our cash equivalents, marketable securities and foreign currency contracts is as follows (in thousands):

		Fair Value Measurements at Reporting Date using
Description	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant other Observable Inputs (Level 2)
As of May 31, 2012:
Assets:
Money market funds	$441,427	$441,427	$—
Term deposits	542	—	542
Mortgage-backed securities	205	—	205
Liabilities:
Foreign currency forward contracts	$152	$—	$152

As of November 30, 2011:
Assets:
Money market funds	$16,664	$16,664	$—
Term deposits	560	—	560
Mortgage-backed securities	225	—	225
Foreign currency forward contracts	142	—	142
Liabilities:
Foreign currency forward contracts	$142	$—	$142

Derivative Instruments

We conduct business in the Americas; Europe, the Middle East and Africa (“EMEA”); and Asia Pacific and Japan (“APJ”). As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or changes in economic conditions in foreign markets. The U.S. dollar is our major transaction currency; we also transact business in approximately 25 foreign currencies worldwide, of which the most significant to our operations is the Euro. We enter into forward contracts with financial institutions to manage our currency exposure related to net assets and liabilities denominated in foreign currencies, and these forward contracts are generally settled monthly. Our forward contracts reduce, but do not eliminate, the impact of currency exchange rate movements. We do not enter into derivative financial instruments for trading purposes. Gains and losses on forward contracts are included in Other Income (Expense) in our Condensed Consolidated Statements of Operations.

We had the following forward contracts outstanding as of May 31, 2012 (in thousands):

	Notional Value Local Currency	Notional Value USD	Fair Value Gain (Loss) USD
Forward contracts denominated in United States dollars sold:
Brazilian real	(1,700)	$(833)	$4
British Pound	12,400	19,063	(141)

			$(137)

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

	Notional Value Local Currency	Notional Value EURO	Fair Value Gain (Loss) USD
Forward contracts denominated in Euros sold:
Australian dollar	(2,100)	€(1,642)	$4
British pound	1,800	2,237	(19)

			$(15)

	Derivatives not Designated as Hedging Instruments
	May 31, 2012	November 30, 2011
Foreign currency forward contracts, fair value included in:
Other Current Assets	$—	$142
Accrued Liabilities	152	142

		Amount of Gain or (Loss) Recognized In Income on Derivative
		Three Months Ended May 31,		Six Months Ended May 31,
Derivatives not Designated as Hedging Instruments	Location	2012	2011	2012	2011
Foreign Currency Contracts	Other income/(exp.)	$(438)	$(3,135)	$(1,795)	$(7,569)

6.	GOODWILL AND ACQUIRED INTANGIBLE ASSETS

The change in the carrying value of goodwill for the six months ended May 31, 2012 is as follows (in thousands):

Balance as of November 30, 2011	$451,821
Goodwill recorded for the LogLogic acquisition	73,189
Post-acquisition goodwill adjustment for the Nimbus acquisition (1)	1,077
Foreign currency translation	(9,400)

Balance as of May 31, 2012	$516,687

(1)	Pursuant to the business combinations accounting guidance, we record goodwill adjustments for the effect from changes to net assets acquired during the measurement period (up to one year from the date of an acquisition). Goodwill adjustments were not significant to our previously reported operating results or financial position.

Certain of our intangible assets were recorded in foreign currencies, and therefore, the gross carrying amount and accumulated amortization are subject to foreign currency translation adjustments. The carrying values of our amortized acquired intangible assets as of May 31, 2012 and November 30, 2011 are as follows (in thousands):

	May 31, 2012			November 30, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technologies	$176,044	$(106,439)	$69,605	$146,289	$(102,034)	$44,255
Customer base	57,806	(39,026)	18,780	56,165	(37,376)	18,789
Patents/core technologies	27,315	(22,455)	4,860	27,922	(21,542)	6,380
Trademarks	12,514	(7,498)	5,016	9,771	(7,077)	2,694
Non-compete agreements	580	(580)	—	580	(580)	—
Maintenance agreements	82,360	(42,108)	40,252	61,677	(38,237)	23,440
In-process research and development	1,700	(57)	1,643	1,700	—	1,700

Total intangible assets	$358,319	$(218,163)	$140,156	$304,104	$(206,846)	$97,258

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

7.	ACCRUED RESTRUCTURING AND EXCESS FACILITIES COSTS

In order to achieve cost efficiencies and realign our resources and operations, our Board of Directors approved restructuring plans initiated by management in fiscal years 2011 and 2010. The following is a summary of activities in accrued restructuring and excess facilities costs for the six months ended May 31, 2012 under these plans (in thousands):

	Excess Acquisition Integration	Accrued Facilities Restructuring	Accrued Severance and Other	Total
As of November 30, 2011	$41	$2,782	$5,019	$7,842
Restructuring adjustment	—	(32)	(487)	(519)
Adjustment to acquisition integration costs	(3)	(420)	170	(253)
Cash Utilized	—	(806)	(4,301)	(5,107)

As of May 31, 2012	$38	$1,524	$401	$1,963

The remaining accrued excess facilities costs represent the estimated loss on abandoned excess facilities, net of estimated sublease income, which is expected to be paid over the next two years. As of May 31, 2012, $1.0 million of the $2.0 million accrued restructuring and excess facilities costs were classified as long-term liabilities.

8.	LONG-TERM DEBT AND CREDIT FACILITIES

Mortgage Note

In connection with the purchase of our corporate headquarters in June 2003, we recorded a $54.0 million mortgage note to a financial institution collateralized by the commercial real property acquired. The balance on the mortgage note was $36.9 million and $38.1 million as of May 31, 2012 and November 30, 2011, respectively.

The mortgage note carries a 20-year amortization and a fixed annual interest rate of 5.50%. The $34.4 million principal balance that will be remaining at the end of the 10-year term will be due as a final lump sum payment on July 1, 2013. Under the currently applicable terms of the mortgage note agreements, we are prohibited from acquiring another company without prior consent from the lender unless we maintain at least $50.0 million of cash or cash equivalents and meet other non-financial terms as defined in the agreements. In addition, we are subject to certain non-financial covenants as provided in the agreements. As of May 31, 2012, we were in compliance with all covenants under the mortgage note agreements.

Credit Facility

In November 2009, we entered into a three year $150.0 million unsecured revolving credit facility (the “2009 Credit Facility”). In December 2011, we and one of our subsidiaries entered into an Amended and Restated Credit Agreement (the “2011 Credit Facility”). In May 2012, we amended certain covenants and other terms of the 2011 Credit Facility. The 2011 Credit Facility matures on December 19, 2016 and provides for borrowings of up to $250.0 million with a sublimit for swing line loans of up to $10.0 million and standby letters of credit in a face amount of up to $50.0 million. We have an option to request that the lenders increase the available commitments by up to an additional $100.0 million for total borrowings of up to $350.0 million.

Revolving loans accrue interest at a per annum rate based on, at our option, either (i) the base rate plus a margin ranging from 0.25% to 1.25%, depending on TIBCO’s consolidated leverage ratio or (ii) the London Interbank Offered Rate (“LIBOR”) rate plus a margin ranging from 1.25% to 2.25%, depending on TIBCO’s consolidated leverage ratio, for various interest periods. The base rate is defined as the highest of (i) the administrative agent’s prime rate, (ii) the federal funds rate plus a margin equal to 0.50%, and (iii) the LIBOR rate for a one month interest period plus a margin of 1.00%. We are also obligated to pay commitment fees for the unused amount of the 2011 Credit Facility, letter of credit fees and other customary fees. Loan origination fees and issuance costs of approximately $3.4 million were incurred since consummation of the 2011 Credit Facility which will be amortized through interest expense over a period of five years. Under certain circumstances, a default interest rate of 2.00% above the applicable interest rate will apply on all obligations during the existence of an event of default under the 2011 Credit Facility.

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

We must maintain a minimum consolidated interest coverage ratio of 3.5:1.0 and a maximum consolidated leverage ratio of 3.25:1.00 in addition to other customary affirmative and negative covenants. The maximum consolidated leverage ratio decreases to 3.00:1.00 and then to 2.75:1.00 at the beginning of the second fiscal quarter of our fiscal years 2013 and 2014, respectively. As of May 31, 2012, we were in compliance with all covenants under this facility.

As of May 31, 2012, we had no outstanding borrowings under the 2011 Credit Facility.

Line of Credit

We also have a $20.0 million revolving line of credit that matures in June 2013 (the “Line of Credit”). The revolving Line of Credit is available for cash borrowings and for the issuance of letters of credit up to $20.0 million. The Line of Credit contains financial covenants substantially identical to those of the 2011 Credit Facility, as well as other customary affirmative and negative covenants. As of May 31, 2012, we were in compliance with all covenants under the Line of Credit.

In connection with the mortgage note payable, we entered into an irrevocable letter of credit in the amount of $13.0 million collateralized under the Line of Credit which renews for successive one-year periods until the mortgage note payable has been satisfied in full. In addition, we have $1.4 million of irrevocable letters of credit outstanding in connection with revenue transactions.

As of May 31, 2012, no other borrowings were outstanding under the Line of Credit.

Guarantee Credit Line

We have a revolving guarantee credit line of approximately $12.4 million available for the issuance of bank guarantees denominated in foreign currency. Issued bank guarantees were approximately $11.9 million and $11.4 million as of May 31, 2012 and November 30, 2011, respectively, and were collateralized by pledging the equivalent amount under restricted cash as required under our guarantee credit line. Other various contractual commitments also require us to pledge cash as security and record this cash under restricted cash. As of May 31, 2012 and November 30, 2011, we had restricted cash of $13.9 million and $13.8 million, respectively, which is included in Other Assets on our Condensed Consolidated Balance Sheets.

9.	CONVERTIBLE SENIOR NOTES

Description of Convertible Senior Notes

In April 2012, we issued convertible senior notes (the “Notes”) in an aggregate principal amount of $600.0 million due May 1, 2032. The Notes bear interest at a rate of 2.25% per annum. The Notes do not contain any financial covenants or any restrictions on the payment of dividends, the incurrence of senior debt or other indebtedness, or the issuance or repurchase of securities by us. Each $1,000 principal amount of Notes is initially convertible, at the option of the holders, at a rate of 19.7750 shares of our common stock, which represents an initial conversion price of approximately $50.57 per share, which is subject to adjustment upon the occurrence of certain events specified in the indenture. On conversion of a Note, we will deliver cash in an amount generally equal to the lesser of the conversion value and the principal amount of each Note and, for any conversion value greater than the principal amount, we will deliver shares of common stock. Holders may convert Notes prior to February 1, 2032, and other than during the period from February 1, 2017 to May 5, 2017, under the following circumstances: (1) if the Notes are called for redemption, at any time prior to the redemption date; (2) during any fiscal quarter commencing after the fiscal quarter ending on September 2, 2012, if our last reported sale price for at least 20 trading days during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (3) during any five consecutive trading day period when the trading price per $1,000 principal amount of Notes is less than 98% of the product of the last reported sale price of a share of common stock and the conversion rate; and (4) upon the occurrence of certain distributions or corporate events as specified in the indenture governing the Notes. From February 1, 2017 to May 5, 2017, and from February 1, 2032 until the maturity date, holders may convert Notes at any time, regardless of the foregoing circumstances.

After May 5, 2017, we may redeem for cash all or part of the Notes. The redemption price will be equal to the principal amount of the Notes to be redeemed, plus accrued and unpaid interest. Holders may require us to repurchase all or a portion of their Notes on May 5, 2017, May 1, 2022 and May 1, 2027 in cash at a price equal to the principal amount, plus accrued and unpaid interest.

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Upon the occurrence of a fundamental change under the indenture for the Notes such as in the event of a change in control, the holders may require us to repurchase all or a portion of their Notes at the principal amount of the Notes plus accrued and unpaid interest. Following certain corporate transactions that constitute a change of control, the conversion rate may increase for a holder who elects to convert the Notes. Upon conversion, we will deliver an amount of cash and a number of shares of common stock, if any, equal to the sum of the daily settlement amounts for each daily volume weighted average price in the 35 day observation period for such Note as determined pursuant to the indenture for the Notes.

We used approximately $121.0 million of the net proceeds from the offering to repurchase 3.6 million shares of our common stock concurrently with the offering of the Notes.

Accounting of Convertible Senior Notes

Accounting guidance requires that convertible debt that can be settled for cash, such as the Notes, be separated into the liability and equity component at issuance and each be assigned a value. The value assigned to the liability component is the estimated fair value, as of the issuance date, of a similar debt without the conversion feature. The difference between the cash proceeds and estimated fair value of the liability component, representing the value of the conversion premium assigned to the equity component, is recorded as a debt discount on the issuance date. This debt discount is amortized to interest expense using the effective interest method over the period from the issuance date through the first stated put date on May 5, 2017. We estimated the straight debt borrowing rates at debt origination to be 5.50% for the Notes and determined the debt discount to be $84.6 million. As a result, a conversion premium after tax of $52.6 million was recorded in additional paid-in capital.

As of May 31, 2012, the carrying value of the Notes was $517.0 million, which consisted of $600.0 million outstanding principal amount net of $83.0 million unamortized debt discount.

In connection with the issuance of the Notes, we incurred $15.6 million of issuance costs, which primarily consisted of investment banker fees and legal and other professional service fees. Deferred issuance costs of $13.4 million attributable to the liability component are being amortized to interest expense through May 1, 2017, and $2.2 million ($1.4 million net of tax) of transaction costs attributable to the equity component were netted with the equity component in additional paid-in capital at the issuance date. The deferred debt issuance costs are recorded within other assets in accordance with short- and long-term classification. If the holders require conversion of some or all of the Notes when the conversion requirements are met, we would accelerate amortization of the pro rata share of the unamortized balance of the issuance cost to additional paid-in capital on such date.

For the second quarter ended May 31, 2012, we recognized interest expense of $3.3 million related to the Notes, comprised of $1.4 million for the contractual coupon interest, $1.6 million related to the amortization of debt discount and $0.3 million related to the amortization of deferred debt issuance costs.

The Notes are carried at face value less any unamortized debt discount and also require disclosure of an estimate of fair value. The fair value of the Notes at each balance sheet date is determined based on recent quoted market prices or dealer quotes for the Notes, if available. Otherwise, the fair value is determined using cash-flow models of the scheduled payments discounted at market interest rates for comparable debt without the conversion feature. As of May 31, 2012, the estimated fair value of the Notes approximated their carrying value.

10.	COMMITMENTS AND CONTINGENCIES

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

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Commitments

At various locations worldwide, we lease office space and equipment under non-cancelable operating leases with various expiration dates through May 2019. Rental expense was $3.4 million and $3.6 million for the three months ended May 31, 2012 and 2011, respectively, and $7.2 million and $6.8 million for the six month periods ended May 31, 2012 and 2011, respectively.

As of May 31, 2012, contractual commitments associated with indebtedness, lease obligations and restructuring were as follows (in thousands):

	Total	Remainder of 2012	2013	2014	2015	2016	Thereafter
Commitments:
Debt principal	$637,513	$1,802	$35,711	$—	$—	$—	$600,000
Debt interest	70,602	8,569	14,783	13,500	13,500	13,500	6,750
Operating leases (1)	34,455	5,421	9,807	6,946	4,735	3,553	3,993

Total commitments	$742,570	$15,792	$60,301	$20,446	$18,235	$17,053	$610,743

(1)	Operating leases included future minimum rent payments, net of estimated sublease income, for facilities that we have vacated pursuant to our restructuring activities, as discussed in Note 7.

Future minimum lease payments under restructured non-cancelable operating leases are included in Accrued Restructuring Costs on our Condensed Consolidated Balance Sheets.

The above commitment table does not include approximately $24.2 million of long-term income tax liabilities due to the fact that we are unable to reasonably estimate the timing of these potential future payments.

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

11.	LEGAL PROCEEDINGS

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

On May 12, 2011, the U.S. Patent & Trademark Office (“PTO”) issued a Final Office Action rejecting all asserted claims of the ’662 patent in a separate re-examination proceeding before the PTO. On September 9, 2011, JuxtaComm filed a Notice of Appeal to the Board of Patent Appeals and Interferences (“BPAI”), challenging the Final Office Action. JuxtaComm’s Appeal before the BPAI is currently pending.

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

On May 15, 2012, the Court in the Eastern District of Texas granted the defendants’ motion for summary judgment on invalidity of the asserted claims. On May 16, 2012, the Court issued an order staying all deadlines and vacating the trial date in light of the Court’s grant of summary judgment of invalidity. On July 5, 2012, the Court issued an order containing its opinion supporting the Court’s grant of summary judgment.

We will continue to defend the action vigorously. While we believe that we have valid defenses to JuxtaComm’s claims, and the Court granted the motion for summary judgment, litigation is inherently unpredictable and we cannot make any predictions as to the outcome of this litigation. It is possible that our business, financial position, or results of operations could be negatively affected by an unfavorable resolution of this action, however, we are unable to estimate a range of potential loss at this time.

InvestPic, LLC v. TIBCO, et al.

On November 24, 2010, InvestPic, LLC (“InvestPic”) filed a complaint for patent infringement against us and fourteen other defendants in the United States District Court for the District of Delaware, Case No. 1:10cv01028-SLR. The complaint alleges that TIBCO Spotfire® S+® “and other similar products” infringe U.S. Patent No. 6,349,291 (the “’291 patent”). On March 29, 2011, defendant SAS Institute Inc. (“SAS”) filed a motion to dismiss the complaint for failure to state a claim for relief on the basis that all the asserted claims of the ’291 patent are invalid as being directed to unpatentable subject matter. On May 13, 2011, TIBCO, along with other defendants, filed a motion to dismiss the complaint on the same grounds as SAS’ motion. On September 30, 2011, the Court denied this motion to dismiss. However, the Court declined to address the merits of defendants’ arguments that the claims of the ’291 patent are directed to unpatentable subject matter, in the absence of discovery or claim construction. On May 3, 2012, defendants SAS, Algorithmics (U.S.), Inc. and International Business Machines Corp. filed a motion to stay the litigation pending the reexamination of the ’291 patent. On July 10, 2012, the Court entered an order to stay the litigation and administratively close the case during the pendency of the reexamination of the ’291 patent.

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

Vasudevan Software, Inc. v. TIBCO, et al.

On December 23, 2011, Vasudevan Software, Inc. (“Vasudevan”) filed a complaint for patent infringement against us and Spotfire Inc. in the United States District Court for the Northern District of California, Case No. 3:11-cv-06638-RS. The complaint alleges that TIBCO directly, indirectly, and willfully infringes U.S. Patent No. 7,167,864 B1 based on “Spotfire Analytics and other products.” Vasudevan further alleges in its infringement contentions that the accused products “include at least the TIBCO Spotfire Platform (e.g., TIBCO Spotfire Professional, TIBCO Spotfire Server, TIBCO Spotfire Web Player, TIBCO Spotfire Enterprise Player, TIBCO Spotfire for the Apple iPad, TIBCO Spotfire Application Data Services, TIBCO Spotfire Developer, TIBCO Spotfire Metrics, TIBCO Spotfire Network Analytics, TIBCO Spotfire Operations Analytics Bundle, and TIBCO Silver Spotfire) at least versions 4.0 to 2.1, as well as any TIBCO products and services that utilize the TIBCO Spotfire Platform.” Vasudevan amended its complaint on March 6, 2012, but continues to accuse the same products of infringement. Vasudevan seeks injunctive relief and unspecified damages. On May 18, 2012, the Court dismissed Vasudevan’s indirect and willful infringement claims.

The Court issued a case management scheduling order on April 27, 2012, including a September 12, 2012 claim construction hearing, a fact discovery deadline of February 15, 2013, and an expert discovery deadline of May 3, 2013. A trial date for the case has not yet been scheduled. We intend to defend the action vigorously. While we believe that we have valid defenses to Vasudevan’s claims, litigation is inherently unpredictable and we cannot make any predictions as to the outcome of this litigation. It is possible that our business, financial position, or results of operations could be negatively affected by an unfavorable resolution of this action. As Vasudevan has made no specific demand for relief in this matter other than injunctive relief, we cannot currently estimate a reasonably possible range of loss for this action.

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

YYZ, LLC v. TIBCO Software Inc.

On February 10, 2012, YYZ, LLC (“YYZ”) filed a complaint for patent infringement against us in the United States District Court for the District of Delaware, Case No. 1:12-cv-00170-SLR. On April 18, 2012, YYZ filed a first amended complaint for patent infringement. YYZ alleges that certain TIBCO offerings, including at least TIBCO Business Studio, infringe U.S. Patent No. 8,046,747 (the “‘747 patent”). On May 7, 2012, we filed an answer and counterclaims to YYZ’s first amended complaint in which we denied YYZ’s claims and asserted counterclaims for declaratory relief that the ‘747 patent is invalid and not infringed.

Discovery has recently commenced and trial has been set for June 2, 2014.

YYZ seeks injunctive relief and unspecified damages. We intend to defend the action vigorously. While we believe that we have valid defenses to YYZ’s claims, litigation is inherently unpredictable and we cannot make any predictions as to the outcome of this litigation. It is possible that our business, financial position, or results of operations could be negatively affected by an unfavorable resolution of this action, however, we are unable to estimate a range of potential loss at this time.

12.	STOCK-BASED COMPENSATION

Stock-based compensation cost for the three months ended May 31, 2012 and 2011 was $14.4 million and $11.8 million, respectively. Stock-based compensation cost for the six months ended May 31, 2012 and 2011 was $29.7 million and $23.3 million, respectively. The deferred tax benefit from stock-based compensation expenses for the three months ended May 31, 2012 and 2011 was $4.8 million and $3.9 million, respectively. The deferred tax benefit on stock-based compensation expenses for the six months ended May 31, 2012 and 2011 was $9.9 million and $7.9 million, respectively.

The following table summarizes additional information pertaining to our stock-based compensation from stock options and stock awards which are comprised of restricted stock, restricted stock units and performance-based restricted stock units (in thousands, except grant-date fair value and recognition period):

	Three Months Ended May 31,		Six Months Ended May 31,
	2012	2011	2012	2011
Stock options:
Weighted-average grant-date fair value	$11.60	$11.61	$9.83	$11.11
Options granted	1	1,453	173	1,784
Options exercised	(629)	(1,634)	(1,637)	(3,742)
Total intrinsic value of stock options exercised	$14,605	$34,010	$31,864	$63,122
Total unrecognized compensation expense	$22,927	$29,036	$22,927	$29,036
Weighted-average remaining recognition period	2.4 years	2.7 years	2.4 years	2.7 years
Stock awards:
Weighted-average grant-date fair value	$32.37	$29.44	$29.99	$26.71
Stock awards granted	179	1,189	964	1,752
Stock awards vested	(1,241)	(1,316)	(1,688)	(1,846)
Total unrecognized compensation expense	$84,540	$105,551	$84,540	$105,551
Weighted-average remaining recognition period	2.0 years	2.6 years	2.0 years	2.6 years

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

13.	COMPREHENSIVE INCOME (LOSS)

Our comprehensive income (loss) includes net income and other comprehensive income (loss), which consists of unrealized gains and losses on available-for-sale securities and cumulative translation adjustments. A summary of the comprehensive income (loss) for the periods indicated is as follows (in thousands):

	Three Months Ended May 31,		Six Months Ended May 31,
	2012	2011	2012	2011
Net income	$26,557	$21,090	$47,176	$37,105
Cumulative translation adjustment	(25,087)	6,530	(21,526)	22,656
Unrealized gain on available-for-sale securities	3	25	(7)	58

Comprehensive income (loss)	1,473	27,645	25,643	59,819
Comprehensive (income) loss attributable to noncontrolling interest	84	(57)	18	(143)

Comprehensive income (loss) attributable to TIBCO Software Inc.	$1,557	$27,588	$25,661	$59,676

The comprehensive income (loss) of the noncontrolling interest includes the portion of net income and translation adjustment related of our majority-owned subsidiaries.

14.	PROVISION FOR INCOME TAXES

The effective tax rate was approximately 21% and 22% for the three months ended May 31, 2012 and 2011, respectively, and approximately 18% and 18% for the six months ended May 31, 2012 and 2011, respectively.

In the three months ended February 28, 2012, we recognized a discrete benefit of $1.8 million primarily related to the lapse of various statutes of limitations and a true-up for prior period withholding taxes. In the three months ended February 28, 2011, we recognized a discrete benefit of $3.2 million tax benefit primarily related to lapses of statutes of limitations and the reinstatement of the federal research and development credit.

In the three months ended May 31, 2012, we recognized a discrete provision of $3.1 million primarily related to estimated withholding taxes in jurisdictions where we do not expect to benefit from a foreign tax credit. We recognize these as discrete items because of the high variability of withholding tax rates by country and the difficulty in forecasting the exact country of future revenue.

The provision for the six month periods ended May 31, 2012 and 2011 reflects a forecasted annual tax rate of 16% and 26%, respectively, offset by discrete items which are booked in the period they occur. The forecasted tax rate reflects the benefits resulting from the reorganization of certain foreign entities, lower foreign taxes, the release of the valuation allowance on certain domestic tax assets (fiscal year 2011), domestic manufacturing incentives, and federal and state research and development credits (federal R&D credit expired on December 31, 2011), partially offset by the impact of certain stock compensation charges and state income taxes.

For California state taxation we elected the single sales factor apportionment; we expect that the election will reduce our future taxable income and thus may affect the extent to which we can benefit from $10.0 million in deferred tax assets from research and development credit carryforwards. If we determine that it is more likely than not that we will not be able to fully utilize these credits, we will be required to book a valuation allowance against theses deferred tax assets.

During the three months ended May 31, 2012, the amount of gross unrecognized tax benefits increased by approximately $2.9 million primarily due to current period exposures. The total amount of gross unrecognized tax benefits was $48.2 million as of May 31, 2012, of which $29.0 million would benefit tax expense if realized. We elected to include interest expense and penalties accrued on unrecognized tax benefits as a component of our income tax expense. We do not expect any significant changes to the amount of unrecognized tax benefit within the next twelve months.

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

We are subject to periodic corporate income tax audits in both the United States and foreign jurisdictions. As of May 31, 2012 we have several tax audits at various stages of completion. We believe that we have provided adequate reserves to cover any potential audit adjustments. The statute of limitations for our fiscal years 1994 through 2011 remains open for U.S. purposes. Most foreign jurisdictions have statutes of limitations that range from three to six years.

15.	NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share for the periods indicated (in thousands, except per share data):

	Three Months Ended May 31,		Six Months Ended May 31,
	2012	2011	2012	2011
Net income attributable to TIBCO Software Inc.	$26,492	$21,046	$47,133	$36,999

Weighted-average shares of common stock used to compute basic net income per share	160,437	161,911	160,949	161,207
Effect of dilutive common stock equivalents:
Stock options	7,140	10,197	7,224	10,226
Stock awards	1,879	2,558	1,989	2,643
ESPP	21	—	11	—

Weighted-average shares of common stock used to compute diluted net income per share	169,477	174,666	170,173	174,076

Net income per share attributable to TIBCO Software Inc.:
Basic	$0.17	$0.13	$0.29	$0.23

Diluted	$0.16	$0.12	$0.28	$0.21

The following potential common stock equivalents are not included in the diluted net income per share calculation above because their effect was anti-dilutive for the periods indicated (in thousands):

	Three Months Ended May 31,		Six Months Ended May 31,
	2012	2011	2012	2011
Stock options	1,612	886	1,762	634
Stock awards	17	540	20	270
Convertible senior notes	5,346	—	2,615	—

Total anti-diluted common stock equivalents	6,975	1,426	4,397	904

In fiscal year 2010, we granted 4.1 million performance-based restricted stock units (“PRSUs”) that contain performance metrics based on the attainment and maintenance of specified non-GAAP EPS goals. If the performance criteria are achieved, these PRSUs will be considered outstanding for the purpose of computing diluted EPS if the effect is dilutive. The dilutive impact of these awards will be deferred until the performance criteria have been met which at the earliest is as of the first quarter of fiscal year 2013.

Anti-dilutive potential common stock equivalents for the three and six months ended May 31, 2012 include the weighted effect of the 11.9 million shares that could be issued under the Notes if we experience substantial increases in our common stock price. Under the treasury stock method, the Notes will generally have a dilutive impact on net income per share if our average stock price for the period exceeds the conversion price for the Notes. On conversion of a Note, however, we will deliver cash in an amount generally equal to the lesser of the conversion value and the principal amount of each Note and, only for any conversion value greater than the principal amount, we will deliver shares of common stock.

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

16.	SEGMENT INFORMATION

We operate our business in one operating segment: the development and marketing of a suite of infrastructure software. Our chief operating decision maker is our Chief Executive Officer, who reviews financial information presented on a consolidated basis for purposes of making operating decisions and assessing financial performance.

Our revenue, organized by the following geographic regions: (i) Americas; (ii) Europe, the Middle East and Africa (“EMEA”); and (iii) Asia Pacific and Japan (“APJ”), based on the location at which each sale originates, is summarized as follows (in thousands):

	Three Months Ended May 31,		Six Months Ended May 31,
	2012	2011	2012	2011
Americas:
United States	$121,588	$103,849	$229,192	$199,537
Other Americas	9,860	8,867	19,386	19,792

Total Americas	131,448	112,716	248,578	219,329

EMEA:
United Kingdom	21,929	22,019	46,333	38,361
Other EMEA	62,589	59,249	127,062	103,972

Total EMEA	84,518	81,268	173,395	142,333

APJ	31,397	22,437	51,092	40,100

	$247,363	$216,421	$473,065	$401,762

Our property and equipment by major country are summarized as follows (in thousands):

	May 31, 2012	November 30, 2011
Property and equipment, net:
United States	$83,283	$83,500
United Kingdom	1,173	1,386
Other	9,070	4,985

	$93,526	$89,871

17.	STOCK REPURCHASE PROGRAMS

On March 29, 2012, we announced that our Board of Directors approved a stock repurchase program pursuant to which we may repurchase up to $300.0 million of our outstanding common stock from time to time in the open market or through privately negotiated transactions. In connection with the approval of this program, our Board of Directors also terminated our previous $300.0 million stock repurchase program from December 2010, and the remaining authorized amount of $38.4 million under the December 2010 stock repurchase program was canceled.

During the six months ended May 31, 2012, we repurchased 6.5 million shares for $188.5 million under the stock repurchase programs, including 3.6 million shares for $121.0 million in connection with our issuance of the Notes during the three months ended May 31, 2012.

In connection with the repurchase activities during the six months ended May 31, 2012, we classified $59.9 million of the excess purchase price over the par value of our common stock to retained earnings.

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

Our revenue consists primarily of license and maintenance fees from our customers, distributors and partners (including system integrators, resellers, professional service organizations and business partners) who embed our software in their products. In addition, we receive fees from our customers for providing consulting services. Our revenue is generally derived from a diverse customer base. No single customer represented greater than 10% of our total revenue for the first six months of fiscal year 2012. As of May 31, 2012, no single customer had a balance in excess of 10% of our net accounts receivable. We establish allowances for doubtful accounts based on our evaluation of collectability and an allowance for returns and discounts based on specifically identified credits and historical experience.

For the second quarter of fiscal year 2012, we recorded total revenue of $247.4 million, an increase of 14% from the second quarter of fiscal year 2011. License revenue was $92.6 million, an increase of 13% from the second quarter of fiscal year 2011. In addition, we generated cash flow from operations of $116.9 million in the second quarter of fiscal year 2012. Diluted earnings per share under generally accepted accounting principles in the United States of America (“GAAP”) was $0.16 in the second quarter of fiscal year 2012 as compared to $0.12 for the second quarter of fiscal year 2011. We ended the quarter with $647.3 million in cash, cash equivalents and short-term investments. We issued $600 million of convertible senior notes and spent $121.0 million to repurchase shares of our common stock during the second fiscal quarter.

During the second fiscal quarter, we also acquired LogLogic, Inc. (“LogLogic”), a provider of scalable log and security management platforms for $131.6 million, net of cash acquired.

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

Critical Accounting Policies, Judgments and Estimates

The discussion and analysis of our financial condition and results of operations is based upon our Condensed Consolidated Financial Statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates, assumptions and judgments that can have significant impact on the reported amounts of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of our financial statements. We base our estimates, assumptions and judgments on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. On a regular basis we evaluate our estimates, assumptions and judgments and make changes accordingly. We also discuss our critical accounting estimates on a regular basis with the Audit Committee of our Board of Directors.

We believe that the estimates, assumptions and judgments involved in revenue recognition, allowances for doubtful accounts, returns and discounts, stock-based compensation, business combination, impairment of goodwill, intangible and long-lived assets, and accounting for income taxes have the greatest potential impact on our Condensed Consolidated Financial Statements, so we consider these to be our critical accounting policies. In addition in our second quarter, we estimated the discount rate based on market interest rates to determine the discount on the convertible senior notes which will be amortized as interest expense over the term of the notes. Historically, our estimates, assumptions and judgments relative to our critical accounting policies have not differed materially from actual results. The critical accounting estimates associated with these policies are described in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2011 Annual Report on Form 10-K for the fiscal year ended November 30, 2011.

Recent Accounting Pronouncements

Recent accounting pronouncements are detailed in Note 2 to our Consolidated Financial Statements included in our 2011 Annual Report on Form 10-K for the fiscal year ended November 30, 2011.

Results of Operations

For purposes of presentation, we have indicated the second quarter of fiscal years 2012 and 2011 as ended on May 31, 2012 and May 31, 2011, respectively; whereas in fact, the second quarter of fiscal years 2012 and 2011 actually ended on June 3, 2012 and May 29, 2011, respectively. There were 91 days in the second quarter of fiscal years 2012 and 2011. All amounts presented in the tables in the following sections of our Results of Operations are stated in thousands of dollars, except for percentages and unless otherwise stated.

The following table sets forth the components of our Results of Operations as percentages of total revenue for the periods indicated:

	Three Months Ended May 31,		Six Months Ended May 31,
	2012	2011	2012	2011
Revenue:
License	37%	38%	37%	38%
Service and maintenance	63	62	63	62

Total revenue	100	100	100	100

Cost of revenue:
License	4	5	4	5
Service and maintenance	24	24	25	24

Total cost of revenue	28	29	29	29

Gross profit	72	71	71	71
Operating expenses:
Research and development	16	17	16	17
Sales and marketing	32	32	33	33
General and administrative	7	7	7	7
Amortization of acquired intangible assets	2	2	2	2
Acquisition related and other	—	—	—	—
Restructuring adjustment	—	—	—	—

Total operating expenses	57	58	58	59

Income from operations	15	13	13	12
Interest income	—	—	—	—
Interest expense	(2)	—	(1)	(1)
Other income (expense), net	—	—	—	—

Income before provision for income taxes and noncontrolling interest	13	13	12	11
Provision for income taxes	2	3	2	2

Net income	11	10	10	9
Less: Net income attributable to noncontrolling interest	—	—	—	—

Net income attributable to TIBCO Software Inc.	11%	10%	10%	9%

Our Results of Operations include incremental revenue and costs related to the acquisitions of LogLogic, Nimbus and Loyalty Lab. In connection with these acquisitions, we have incurred additional expenses, including amortization of intangible assets and acquired technology; stock-based compensation; personnel and related costs; facility and infrastructure costs; and other charges.

Total Revenue

Our total revenue consisted primarily of license, service and maintenance fees from our customers, distributors and partners.

	Three Months Ended May 31,			Six Months Ended May 31,
	2012	2011	Change	2012	2011	Change
Total revenue	$247,363	$216,421	14%	$473,065	$401,762	18%

Total revenue in the second quarter of fiscal year 2012 increased by $30.9 million, or 14%, compared to the same quarter last year. The increase was primarily comprised of a $10.6 million, or 13%, increase in license revenue and a $20.3 million, or 15%, increase in service and maintenance revenue. Total revenue for the six months ended May 31, 2012 increased by $71.3 million, or 18%, compared to the same period last year.

For the six months ended May 31, 2012, we experienced an increase in total revenue in all geographic regions compared to the same periods last year. See Note 16 to our Condensed Consolidated Financial Statements for total revenue by region. The percentages of total revenue from the geographic regions are summarized as follows:

	Three Months Ended May 31,		Six Months Ended May 31,
	2012	2011	2012	2011
Americas	53%	52%	52%	55%
EMEA	34	38	37	35
APJ	13	10	11	10

	100%	100%	100%	100%

License Revenue

	Three Months Ended May 31,			Six Months Ended May 31,
	2012	2011	Change	2012	2011	Change
License revenue	$92,581	$81,974	13%	$174,896	$152,059	15%
Percentage of total revenue	37%	38%		37%	38%

Our license revenue for the three months and six months ended May 31, 2012 and 2011 was derived from the following three product lines: service oriented architecture (“SOA”) and core infrastructure; business optimization; and process automation and collaboration. The percentages of license revenue from the three product lines are summarized as follows:

	Three Months Ended May 31,		Six Months Ended May 31,
	2012	2011	2012	2011
SOA and core infrastructure	55%	57%	56%	56%
Business optimization	31	34	32	34
Process automation and collaboration	14	9	12	10

	100%	100%	100%	100%

Our license revenue in a particular period is dependent upon the timing, number and size of license deal. Selected data about our license deals recognized for the respective periods is summarized as follows:

	Three Months Ended May 31,		Six Months Ended May 31,
	2012	2011	2012	2011
Number of license deals of $1.0 million or more	20	21	40	35
Number of license deals of $0.1 million or more	137	119	239	227
Average size of license deals of $0.1 million or more (in millions)	$0.6	$0.6	$0.7	$0.6

Cost of License Revenue

	Three Months Ended May 31,			Six Months Ended May 31,
	2012	2011	Change	2012	2011	Change
Cost of license revenue	$9,401	$9,710	(3%)	$18,441	$18,637	(1%)
Percentage of total revenue	4%	5%		4%	5%
Percentage of license revenue	10%	12%		11%	12%

Cost of license revenue mainly consisted of amortization of developed technology acquired through acquisitions and royalty costs. Cost of license revenue in the second quarter of fiscal year 2012 decreased by $0.3 million, or 3%, compared to the same quarter last year. Cost of license revenue for the six months ended May 31, 2012 decreased by $0.2 million, or 1%, compared to the same period last year.

Service and Maintenance Revenue and Cost

	Three Months Ended May 31,			Six Months Ended May 31,
	2012	2011	Change	2012	2011	Change
Service and maintenance revenue	$154,782	$134,447	15%	$298,169	$249,703	19%
Percentage of total revenue	63%	62%		63%	62%
Cost of service and maintenance revenue	$59,486	$52,017	14%	$116,536	$96,037	21%
Percentage of total revenue	24%	24%		25%	24%
Percentage of service and maintenance revenue	38%	39%		39%	38%

Service and maintenance revenue in the second quarter of fiscal year 2012 increased by $20.3 million, or 15%, compared to the same quarter last year. Service and maintenance revenue for the six months ended May 31, 2012 increased by $48.5 million, or 19%, compared to the same period last year. Maintenance revenue was 63% and professional services and training revenue was 37% of total service and maintenance revenue for both the three and six months ended May 31, 2012. The increase for the three months and six months ended May 31, 2012 was primarily due to continued growth in our installed software base and an increase in both the number and size of consulting engagements, reflecting our increased focus on providing more services to our customers.

Cost of service and maintenance consisted primarily of compensation for professional services, customer support personnel and third-party contractors and associated expenses related to providing consulting services.

Cost of service and maintenance in the second quarter of fiscal year 2012 increased by $7.5 million, or 14%, compared to the same quarter last year. The increase in absolute dollars was primarily due to a $6.4 million increase in employee-related expenses.

Cost of service and maintenance for the six months ended May 31, 2012 increased by $20.5 million, or 21%, compared to the same period last year. The increase was primarily due to a $15.2 million increase in employee related expenses, a $1.6 million increase in travel costs, a $1.1 million increase in sub-contract costs and a $1.0 million increase in facility expenses.

The increase in employee-related expenses for both periods was primarily due to increased headcount and an increase in professional services and customer support staff related to increased professional services projects and services revenue compared to the same period last year.

Research and Development Expenses

Research and development expenses consisted primarily of employee-related expenses, including salary, bonus, benefits, stock-based compensation expenses, recruiting expense and office support, third-party contractor fees and related costs associated with the development and enhancement of our products.

	Three Months Ended May 31,			Six Months Ended May 31,
	2012	2011	Change	2012	2011	Change
Research and development expenses	$38,605	$36,175	7%	$75,926	$68,861	10%
Percentage of total revenue	16%	17%		16%	17%

Research and development expenses in the second quarter of fiscal year 2012 increased by $2.4 million, or 7%, compared to the same quarter last year. The increase was primarily due to a $1.3 million increase in employee-related expenses.

Research and development expenses for the six months ended May 31, 2012 increased by $7.1 million, or 10%, compared to the same period last year. The increase was primarily due to a $5.6 million increase in employee-related expenses.

The increase in employee-related expenses for both periods compared to last year was primarily due to an increase in headcount, partly due to recent acquisitions.

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

	Three Months Ended May 31,			Six Months Ended May 31,
	2012	2011	Change	2012	2011	Change
Sales and marketing expenses	$78,923	$68,909	15%	$154,641	$131,432	18%
Percentage of total revenue	32%	32%		33%	33%

Sales and marketing expenses in the second quarter of fiscal year 2012 increased by $10.0 million, or 15%, compared to the same quarter last year. The increase was primarily due to a $6.8 million increase in employee-related expenses and a $1.4 million increase in travel expenses.

Sales and marketing expenses for the six months ended May 31, 2012 increased by $23.2 million, or 18%, compared to the same period last year. The increase was primarily due to a $16.4 million increase in employee-related expenses, a $3.5 million increase in travel costs and a $1.4 million increase in marketing costs.

The increase in employee-related expenses for both periods compared to last year was primarily due to an increase in headcount. The increase in travel and marketing expenses was due to an expansion of sales and marketing activities.

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

	Three Months Ended May 31,			Six Months Ended May 31,
	2012	2011	Change	2012	2011	Change
General and administrative expenses	$17,407	$15,573	12%	$35,002	$28,490	23%
Percentage of total revenue	7%	7%		7%	7%

General and administrative expenses in the second quarter of fiscal year 2012 increased by $1.8 million, or 12%, compared to the same quarter last year. The increase was primarily due to a $2.7 million increase in employee-related expenses.

General and administrative expenses for the six months ended May 31, 2012 increased by $6.5 million, or 23%, compared to the same period last year. The increase was primarily due to a $4.9 million increase in employee-related costs, a $1.1 million increase in fees and charges and a $1.0 million increase in sub-contract costs.

The increase in employee-related expenses was primarily due to an increase in headcount. The increase in fees and charges and sub-contract costs was due to increased consulting projects, professional services, and other fees and charges.

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

	Three Months Ended May 31,			Six Months Ended May 31,
	2012	2011	Change	2012	2011	Change
Amortization of acquired intangible assets:
In cost of revenue	$3,899	$4,948		$7,164	$9,743
In operating expenses	5,653	5,030		10,201	9,921

Total amortization	$9,552	$9,978	(4)%	$17,365	$19,664	(12)%

Percentage of total revenue	4%	5%		4%	5%

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

	Three Months Ended May 31,			Six Months Ended May 31,
	2012	2011	Change	2012	2011	Change
Acquisition related and other expenses:
Transitional and other employee related costs	$—	$—		$—	$10
Professional services fees and other	929	278		1,325	813

Total acquisition related and other expenses	$929	$278	2%	$1,325	$823	60%

Percentage of total revenue	—%	—%		—%	—%

Restructuring Charges (Adjustment)

	Three Months Ended				Six Months Ended
	May 31,				May 31,
	2012	2011	Change		2012	2011	Change
Restructuring charges (adjustment)	$(400)	$—	*	%	$(519)	$(33)	*	%
As percent of total revenue	—%	—%			—%	—%

*	Percentage change has been excluded as it is not meaningful for comparison purposes.

Stock-Based Compensation Cost

Stock-based compensation cost is included in our Condensed Consolidated Statements of Operations corresponding to the same functional lines as cash compensation paid to the same employees in the respective departments as follows:

	Three Months Ended May 31,			Six Months Ended May 31,
	2012	2011	Change	2012	2011	Change
Stock-based compensation costs:
Cost of revenue	1,116	957		2,397	1,831
Research and development	3,353	3,003		7,359	5,652
Sales and marketing	4,694	4,077		9,986	8,290
General and administrative	5,231	3,750		9,976	7,495

Total in operating expenses	13,278	10,830		27,321	21,437

Total	$14,394	$11,787	22%	$29,718	$23,268	28%

Percentage of total revenue	6%	5%		6%	6%

Total stock-based compensation costs in the second quarter of fiscal year 2012 increased by $2.6 million, or 22%, compared to the same quarter last year primarily due to a $2.2 million increase in stock-based compensation costs related to performance-based restricted stock units (“PRSUs”).

Total stock-based compensation costs for the six months ended May 31, 2012 increased by $6.5 million, or 28%, compared to the same period last year. The increase was primarily due to a $3.5 million increase in stock-based compensation costs related to PRSUs and a $2.1 million increase in stock-based compensation costs related to grants of service-based stock awards.

Interest Income

	Three Months Ended May 31,			Six Months Ended May 31,
	2012	2011	Change	2012	2011	Change
Interest income	$221	$448	(51)%	$476	$930	(49)%
Percentage of total revenue	—%	—%		—%	—%

Interest Expense

	Three Months Ended May 31,			Six Months Ended May 31,
	2012	2011	Change	2012	2011	Change
Interest expense	$4,395	$951	362%	$5,860	$1,997	193%
Percentage of total revenue	2%	—%		1%	—%

Interest expense is primarily related to the outstanding borrowings under our convertible senior notes, mortgage note and credit facility.

Interest expense increased in the second quarter of fiscal year 2012 compared to the same quarter last year by $3.4 million, or 362%, due to the issuance of the convertible senior notes and our borrowing under the credit facility. See Note 8 and Note 9 to our Condensed Consolidated Financial Statements for further detail on the credit facility, mortgage note and the convertible senior notes.

Other Income (Expense), Net

Other income (expense) included foreign exchange gains and losses, realized gains and losses on investments, and other miscellaneous income and expense items.

	Three Months Ended May 31,			Six Months Ended May 31,
	2012	2011	Change	2012	2011	Change
Other income (expense), net:
Foreign exchange gain (loss)	$566	$(1,146)		$1,104	$(1,452)
Realized gain (loss) on investments	3	6		425	20
Other income (expense)	3	4		19	6

Total other income (expense), net	$572	$(1,136)	150%	$1,548	$(1,426)	209%

Percentage of total revenue	—%	—%		—%	—%

Other income (expense) increased in the second quarter of fiscal year 2012 compared to the same quarter last year by $1.7 million primarily due to a $1.7 million difference in foreign exchange gains. Other income (expense) increased by $3.0 million for the six months ended May 31, 2012 compared to the same period last year primarily due to a $2.6 million difference in foreign exchange gains for the first six months of fiscal year 2012.

Provision for Income Taxes

	Three Months Ended May 31,			Six Months Ended May 31,
	2012	2011	Change	2012	2011	Change
Provision for income	$7,200	$6,000	20%	$10,500	$7,996	31%
Effective tax rate	21%	22%		18%	18%

In the three months ended May 31, 2012 we recognized a discrete provision of $3.1 million primarily related to estimated withholding taxes in jurisdictions where we do not expect to benefit from a foreign tax credit. We recognize these as discrete items because of the high variability of withholding tax rates by country and the difficulty in forecasting the exact country of future revenue.

In the three months ended February 28, 2012, we recognized a discrete benefit of $1.8 million primarily related to the lapse of various statutes of limitations and a true-up for prior period withholding taxes. In the three months ended February 28, 2011, we recognized a discrete benefit of $3.2 million tax benefit primarily related to lapses of statutes of limitations and the reinstatement of the federal research and development credit.

The tax expense for the six-month periods ended May 31, 2012 and 2011 reflects a forecasted tax rate of 16% and 26%, respectively, offset by discrete items which are recognized in the period they are incurred. The forecasted tax rate reflects the benefits resulting from the reorganization of certain foreign entities, lower foreign taxes, a release of the valuation allowance on certain domestic tax assets (fiscal year 2011), domestic manufacturing incentives, and research and development credits (federal R&D credit expired on December 31, 2011), partially offset by the impact of certain stock compensation charges and state income taxes.

We are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our current tax exposure under the most recent tax laws and assessing temporary differences resulting from differences in the timing of the recognition of revenue and expense for tax and financial statement purposes. Our temporary differences primarily relate to stock-based compensation charges, amortization of intangible assets, fixed asset depreciation, deferred revenue and other similar items. For California state taxation we elected the single sales factor apportionment which might reduce our future taxable income and thus affect the extent to which we can benefit from $10.0 million in deferred tax assets from research and development credit carryforwards. If we determine that it is more likely than not that we will not be able to fully utilize these credits, we will be required to book a valuation allowance against the deferred tax assets.

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

During the second quarter of fiscal year 2012, the amount of gross unrecognized tax benefits increased by approximately $2.9 million primarily due to current period exposures. The total amount of gross unrecognized tax benefits was $48.2 million as of May 31, 2012, of which $29.0 million would benefit tax expense if realized. We elected to include interest expense and penalties accrued on unrecognized tax benefits as a component of our income tax expense. The change in accrued interest and penalties during the second quarter of fiscal year 2012 was not material. We do not expect any significant changes to the amount of unrecognized tax benefit within the next twelve months. Recent statements from the Internal Revenue Service have indicated their intent to seek greater disclosure by companies of their reserves for uncertain tax positions.

We are subject to periodic corporate income tax audits in both the United States and foreign jurisdictions and there are several tax audits at various stages of completion as of May 31, 2012. We believe that we have provided adequate reserves to cover any potential audit adjustments. The statute of limitations for our fiscal years 1994 through 2011 remains open for U.S. purposes. Most foreign jurisdictions have statutes of limitations that range from three to six years.

Effective December 1, 2010, we changed our organizational operating structure which resulted in the centralization of the majority of our international operations in the Netherlands. As a result of the change, we anticipate that a portion of our consolidated pre-tax income will be subject to foreign tax at comparatively lower tax rates than the United States federal statutory tax rate. Our future effective income tax rates could be adversely affected if tax authorities challenge our international tax structure or if the relative mix of United States and international income changes for any reason. Accordingly, there can be no assurance that our income tax rate will be less than the United States federal statutory rate in future periods.

Liquidity and Capital Resources

Current Cash Flows

As of May 31, 2012, we had cash and cash equivalents totaling $647.1 million, representing an increase of $339.0 million from November 30, 2011. As of May 31, 2012, $236.5 million of our cash and cash equivalents were held by our foreign subsidiaries in our foreign operations. Our current intention is to permanently reinvest the majority of our earnings from foreign operations. Our current plans do not anticipate a need to repatriate cash to fund our domestic operations. In the event cash from foreign operations in our foreign operations is needed to fund operations in the U.S., we would be subject to additional income taxes in the United States reduced by any foreign taxes paid on these earnings.

Net cash provided by operating activities in the six months ended May 31, 2012 was $116.9 million, resulting from net income of $47.2 million, $40.5 million in non-cash charges and $29.3 million net change in assets and liabilities. The non-cash charges primarily included depreciation and amortization, stock-based compensation and tax benefits related to stock benefit plans, less deferred income tax and excess tax benefits from stock-based compensation which are recorded in financing activities. Net change in assets and liabilities for the first six months of fiscal year 2012 included a decrease in accounts receivable, a decrease in prepaid expenses and other assets, a decrease in accounts payable, a decrease in accrued liabilities and restructuring costs and an increase in deferred revenue.

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

Net cash used in investing activities was $143.6 million for the six months ended May 31, 2012, resulting primarily from cash used, net of cash acquired, of $131.6 million for the LogLogic acquisition, $11.2 million in capital expenditures and $1.1 million in restricted cash pledged as security.

Net cash provided by financing activities was $380.1 million for the six months ended May 31, 2012, resulting primarily from $584.5 million in net cash received in the issuance of the convertible senior notes, $116.6 million in net cash received from the

2011 Credit Facility, $17.3 million for the exercise of stock options and the sale of our common stock under our ESPP and $16.5 million in excess tax benefits from stock-based compensation, which were partially offset by $188.5 million of repurchases of shares of our common stock, $151.2 million payment of debt and $15.1 million in withholding taxes related to restricted stock net share settlement.

In April 2012, we issued convertible senior notes (the “Notes”) with an aggregate principal amount of $600.0 million due in 2032. We used approximately $121.0 million of the net proceeds from the offering to fund the purchase of approximately 3.6 million shares of our common stock concurrently with the offering of the Notes and approximately $150 million of the net proceeds to repay indebtedness outstanding under the 2011 Credit Facility, which was originally incurred to fund repurchases of our common stock and our acquisition of LogLogic.

On March 29, 2012, we announced that our Board of Directors approved a stock repurchase program pursuant to which we may repurchase up to $300.0 million of our outstanding common stock from time to time in the open market or through privately negotiated transactions. The repurchase of shares of our common stock concurrent with the issuance of the Notes during the second quarter of fiscal year 2012 was made pursuant to this stock repurchase program. In connection with the approval of this program, our Board of Directors also terminated our previous $300.0 million stock repurchase program from December 2010, and the remaining authorized amount of $38.4 million under the December 2010 stock repurchase program available for repurchasing common stock was canceled.

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

Convertible Senior Notes

In April 2012, we issued convertible senior notes in an aggregate principal amount of $600.0 million due May 1, 2032. The Notes bear interest at a rate of 2.25% per annum. The Notes do not contain any financial covenants or any restrictions on the payment of dividends, the incurrence of senior debt or other indebtedness, or the issuance or repurchase of securities by us. Each $1,000 principal amount of Notes is initially convertible, at the option of the holders, at a rate of 19.7750 shares of our common stock, which represents an initial conversion price of approximately $50.57 per share, which is subject to adjustment upon the occurrence of certain events specified in the indenture. On conversion of a Note, we will deliver cash in an amount generally equal to the lesser of the conversion value and the principal amount of each Note and, for any conversion value greater than the principal amount, we will deliver shares of common stock. Holders may convert Notes prior to February 1, 2032, and other than during the period from February 1, 2017 to May 5, 2017, under the following circumstances: (1) if the Notes are called for redemption, at any time prior to the redemption date; (2) during any fiscal quarter commencing after the fiscal quarter ending on September 2, 2012, if our last reported sale price for at least 20 trading days during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (3) during any five consecutive trading day period when the trading price per $1,000 principal amount of Notes is less than 98% of the product of the last reported sale price of a share of Common Stock and the conversion rate; and (4) upon the occurrence of certain distributions or corporate events as specified in the indenture governing the Notes. From February 1, 2017 to May 5, 2017, and from February 1, 2032 until the maturity date, holders may convert Notes at any time, regardless of the foregoing circumstances.

After May 5, 2017, we may redeem for cash all or part of the Notes. The redemption price will be equal to the principal amount of the Notes to be redeemed, plus accrued and unpaid interest. Holders may require us to repurchase all or a portion of their Notes on May 5, 2017, May 1, 2022 and May 1, 2027 in cash at a price equal to the principal amount, plus accrued and unpaid interest.

Upon the occurrence of a fundamental change under the indenture for the Notes, such as in the event of a change in control, the holders may require us to repurchase all or a portion of their Notes at the principal amount of the Notes plus accrued and unpaid interest. Following certain corporate transactions that constitute a change of control, the conversion rate may increase for a holder who elects to convert the Notes. Upon conversion, we will deliver an amount of cash and a number of shares of common stock, if any, equal to the sum of the daily settlement amounts for each daily volume weighted average price in the 35 day observation period for such Note as determined pursuant to the indenture for the Notes.

Credit Facility

In November 2009, we entered into the three year $150.0 million unsecured revolving credit facility. In December 2011, we and one of our subsidiaries entered into an Amended and Restated Credit Agreement. The 2011 Credit Facility matures on December 19, 2016 and provides for borrowings of up to $250.0 million with a sublimit for swing line loans of up to $10.0 million and standby letters of credit in a face amount of up to $50.0 million. We have an option to request that the lenders increase the available commitments by up to an additional $100.0 million for total borrowings of up to $350 million. In May 2012, we amended certain covenants and other terms of the 2011 Credit Facility.

Revolving loans accrue interest at a per annum rate based on, at our option, either (i) the base rate plus a margin ranging from 0.25% to 1.25%, depending on TIBCO’s consolidated leverage ratio or (ii) the LIBOR rate plus a margin ranging from 1.25% to 2.25%, depending on TIBCO’s consolidated leverage ratio, for various interest periods. The base rate is defined as the highest of (i) the administrative agent’s prime rate, (ii) the federal funds rate plus a margin equal to 0.50%, and (iii) the LIBOR rate for a one month interest period plus a margin of 1.00%. We are also obligated to pay commitment fees for the unused amount of the 2011 Credit Facility, letter of credit fees and other customary fees. Loan origination fees and issuance costs of approximately $3.4 million were incurred since consummation of the 2011 Credit Facility which will be amortized through interest expense over a period of five years. Under certain circumstances, a default interest rate of 2.00% above the applicable interest rate will apply on all obligations during the existence of an event of default under the 2011 Credit Facility.

We must maintain a minimum consolidated interest coverage ratio of 3.5:1.0 and a maximum consolidated leverage ratio of 3.25:1.00 in addition to other customary affirmative and negative covenants. The maximum consolidated leverage ratio decreases to 3.00:1.00 and then to 2.75:1.00 at the beginning of the second fiscal quarter of our fiscal years 2013 and 2014, respectively. As of May 31, 2012, we were in compliance with all covenants under this facility.

Line of Credit

We also have a $20.0 million revolving line of credit that matures in June 2013. The revolving Line of Credit is available for cash borrowings and for the issuance of letters of credit up to $20.0 million. The Line of Credit, as amended, contains financial covenants substantially identical to those of the 2011 Credit Facility, as well as other customary affirmative and negative covenants. As of May 31, 2012, we were in compliance with all covenants under the Line of Credit.

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

As of May 31, 2012, no other borrowings were outstanding under the Line of Credit.

Guarantee Credit Line

We have a revolving guarantee credit line of approximately $12.4 million available for the issuance of bank guarantees denominated in foreign currency. Issued bank guarantees were approximately $11.9 million and $11.4 million as of May 31, 2012 and November 30, 2011, respectively, and were collateralized by pledging the equivalent amount under restricted cash as required under our guarantee credit line. Other various contractual commitments also require us to pledge cash as security and record this cash under restricted cash. As of May 31, 2012 and November 30, 2011, we had restricted cash of $13.9 million and $13.8 million, respectively, which is included in other assets on our Condensed Consolidated Balance Sheets.

Commitments

In June 2003, we purchased our corporate headquarters with a $54.0 million mortgage note to lower our operating costs. The mortgage note carries a 20-year amortization and a fixed annual interest rate of 5.50%. The principal balance of $34.4 million that will be remaining at the end of the 10-year term will be due as a final lump sum payment on July 1, 2013. Under the applicable terms of the mortgage note agreements, we are prohibited from acquiring another company without prior consent from the lender unless we maintain at least $50.0 million of cash or cash equivalents and comply with other non-financial terms as defined in the agreements. We were in compliance with all covenants under the mortgage note agreements as of May 31, 2012.

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

As of May 31, 2012, our contractual commitments associated with indebtedness, lease obligations and restructuring were as follows (in thousands):

		Remainder of 2012					Thereafter
	Total		2013	2014	2015	2016
Commitments:
Debt principal	$637,513	$1,802	$35,711	$—	$—	$—	$600,000
Debt interest	70,602	8,569	14,783	13,500	13,500	13,500	6,750
Operating leases (1)	34,455	5,421	9,807	6,946	4,735	3,553	3,993

Total commitments	$742,570	$15,792	$60,301	$20,446	$18,235	$17,053	$610,743

(1)	Operating leases included future minimum rent payments net of estimated sublease income for facilities that we have vacated pursuant to our restructuring activities.

Future minimum lease payments under restructured non-cancelable operating leases are included in Accrued Restructuring Costs in our Condensed Consolidated Balance Sheets.

The above commitment table does not include approximately $24.2 million of long-term income tax liabilities due to the fact that we are unable to reasonably estimate the timing of these potential future payments.

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

We enter into forward contracts with financial institutions to manage our currency exposure related to net assets and liabilities denominated in foreign currencies, and these forward contracts are generally settled monthly. We do not enter into derivative financial instruments for trading purposes. We use natural hedges, for example, by offsetting exposures in net assets for one entity with net liabilities of the same currency for another entity. Generally, we manage our currency risk so that an increase or decrease in the value of our forward contracts would offset a corresponding decrease or increase in the US dollar value of net assets or liabilities exposed to the shift in that particular currency, thereby minimizing the impact on earnings. As of May 31, 2012, we had two outstanding forward contracts denominated in United States dollars and two outstanding forward contracts denominated in Euros that resulted in a net loss of $0.1 million.

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

Currently, we maintain our cash in current accounts or money market funds. In general, money market funds are not considered to be subject to interest rate risk because the interest paid on such funds fluctuates with the prevailing interest rate. As of May 31, 2012, our cash and cash equivalents totaled $647.1 million, of which $441.4 million was held in money market funds. As of May 31, 2012, a hypothetical 100 basis point increase in interest rates would not have a significant impact on the fair value of our investments.

Interest on borrowings under the 2011 Credit Facility is based at specified margins above either LIBOR or a base rate defined in the 2011 Credit Facility, whereas the interest rate on our Notes is fixed over its term. Our exposure to interest rate risk under the 2011 Credit Facility will depend on the extent to which we utilize such facility. As of May 31, 2012, the 2011 Credit Facility had a borrowing capacity of $250.0 million and with no outstanding borrowings. A hypothetical 100 basis point increase in the LIBOR or Prime Rate-based interest rate on the 2011 Credit Facility would result in an increase in our interest expense by $1.0 million per year for every $100.0 million borrowed. See Note 8 for a discussion of the 2011 Credit Facility.

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

As a result of the evolving nature of the markets in which we compete and the size of our customer agreements, we have difficulty accurately forecasting our revenue in any given period. In addition to the factors discussed elsewhere in this section, a number of factors may cause our revenue to fall short of our expectations, or those of stock market analysts and investors, or cause fluctuations in our operating results, including:

•	the relatively long sales cycles for many of our products;

•	the timing of our new products or product enhancements or any delays in such introductions;

•	the delay or deferral of customer implementation of our products;

•	changes in customer budgets and decision making processes that could affect both the timing and size of any transaction;

•	reduced spending in the industries that license our products;

•	our dependence on large deals, which, if such deals do not close, can greatly impact revenues for a particular quarter;

•	the timing, size and mix of orders from customers;

•	the deferral of license revenue to future periods due to the timing of the execution of an agreement or our ability to deliver the products;

•	the impact of our provision of services and customer-required contractual terms on our recognition of license revenue;

•	any unanticipated difficulty we encounter in integrating acquired businesses, products or technologies;

•	the tendency of some of our customers to wait until the end of a fiscal quarter or our fiscal year before placing an order in the hope of obtaining more favorable terms;

•	adverse economic or market conditions;

•	the amount and timing of operating costs and capital expenditures relating to the expansion of our operations and the evaluation of strategic transactions; and

•	changes in accounting rules, such as recording expenses for employee stock option grants and tax accounting, including accounting for uncertain tax positions.

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

Our success depends in part on our ability to continually enhance and broaden our product offerings in response to changing technologies, customer demands and competitive pressures. We have acquired and expect to continue to acquire complementary businesses, products or technologies as part of our corporate strategy. In this regard, we have made a number of strategic acquisitions in recent years. We do not know if we will be able to complete any future acquisitions or that we will be able to successfully integrate any acquired business, operate it profitably or retain its key employees. Integrating any newly acquired business, product or technology could be expensive and time-consuming, could disrupt our ongoing business and financial performance, could distract our management, could increase our debt to finance such acquisition, could increase our capital expenditures to support such new business and could require us to manage larger and more complex operations. Therefore, we may not be able, either immediately post-acquisition or ever, to replicate the pre-acquisition revenues achieved by companies that we acquire or achieve the benefits of the acquisition we anticipated in valuing the businesses, products or technologies we acquire. Furthermore, the costs of integrating acquired companies in international transactions can be particularly high, due to, among other things, local laws and regulations. If we are unable to integrate any newly acquired entity, products or technology effectively, our business, financial condition and operating results would suffer. In addition, any amortization or impairment of acquired intangible assets, stock-based compensation or other charges resulting from the costs of acquisitions could harm our operating results.

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

We are subject to risks arising from adverse changes and uncertainty in domestic and global economies. For example, past domestic and global economic downturns resulted in reduced demand for information technology, including enterprise software and services. The direction and relative strength of the global economy continues to be uncertain and volatile, and could be adversely affected by, among other things, concerns regarding Europe’s potential sovereign-debt crisis and other potential financial issues, unrest in the Middle East, tightening in the credit markets, downturns in the financial industry, issues related to the United States’ debt and budget, and other geopolitical factors, and makes it difficult for us to forecast operating results and to make decisions about future investments. We cannot predict the duration of these economic conditions or the impact they may have on our customers or business. Information technology spending has historically declined or been postponed as general economic and market conditions have worsened. During challenging and uncertain economic times and in tight credit markets, many customers delay or reduce technology purchases. Contract negotiations may become more protracted or difficult if customers institute additional internal approvals for technology purchases or require more negotiation of contract terms and conditions. These economic conditions, and uncertainty as to the general direction of the macroeconomic environment, are beyond our control and could result in reductions in sales of our products, longer sales cycles, difficulties in collection of accounts receivable or delayed payments, slower adoption of new technologies, increased price competition and reductions in the rate at which our customers renew their maintenance agreements and procure consulting services.

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

In addition to receiving revenue and incurring expenses in U.S. dollars, we also receive revenue and incur expenses in approximately twenty-five foreign currencies. As a result of these international sales and operations, our revenue, expenses and net income are impacted by foreign exchange rate fluctuations against the U.S. dollar. For example, any strengthening of the U.S. dollar against foreign currencies would result in lower revenues from our international sales when sales are calculated into U.S. dollars, although these decreases may be partially offset by lower operating expenses. Additionally, customers in foreign countries that incur higher costs due to the strengthening of the U.S. dollar may elect to delay payments or default on credit extended to them. Any material delay or default in our collection of significant accounts could have a negative result on our results of operations. Additionally, any strengthening of the U.S. dollar could require us to offer discounts, reduce pricing or offer other incentives to mitigate any negative effects on demand from such rise in the U.S. dollar. Further, in the event that the U.S. dollar weakens compared to foreign currencies, we may incur higher operating expenses in those locations and, therefore, our business, financial condition and operating results could suffer. As our international operations continue to grow, or if large fluctuations in foreign exchange rates continue, our revenue, operating expenses and income may be adversely affected.

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

Since December 1, 2010 through the end of our second fiscal quarter of fiscal year 2012, our stock price has fluctuated between a low of $18.43 and a high of $34.67. If market or industry-based fluctuations continue, our stock price could decline in the future regardless of our actual operating performance and investors could incur significant losses.

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

The agreements governing some of our debt contain, and any other future debt agreement we enter into may contain, restrictive covenants that limit our ability to operate our business, including, in each case subject to certain exceptions, restrictions on our ability to:

•	incur indebtedness;

•	incur indebtedness at the subsidiary level;

•	grant liens;

•	enter into certain mergers or sell all or substantially all of our assets;

•	make certain payments on our equity, including paying dividends;

•	make dispositions;

•	make investments;

•	change our business;

•	enter into transactions with our affiliates; and

•	enter into certain restrictive agreements.

In addition, our debt agreements contain financial covenants and additional affirmative and negative covenants. Our ability to comply with these covenants is dependent on our future performance, which will be subject to many factors, some of which are beyond our control, including prevailing economic conditions. If we are not able to comply with all of these covenants for any reason and we have debt outstanding at the time of such failure, some or all of our outstanding debt could become immediately due and payable and the incurrence of additional debt under the credit facilities would not be allowed. If our cash is utilized to repay any outstanding debt, depending on the amount of debt outstanding, we could experience an immediate and significant reduction in working capital available to operate our business. In the event of an acceleration of our debt obligations, we may also not have or be able to obtain sufficient funds to make any accelerated payments, including under our convertible senior notes.

As a result of these covenants, our ability to respond to changes in business and economic conditions and to obtain additional financing, if needed, may be significantly restricted, and we may be prevented from engaging in transactions that might otherwise be beneficial to us, such as strategic acquisitions or joint ventures.

The conversion provisions of our convertible senior notes require us to deliver cash and, in certain circumstances, common stock upon conversion and could dilute the ownership interests of stockholders. In addition, the increase in our debt level from the issuance of the convertible senior notes could adversely affect our liquidity and impede our ability to raise additional capital which may also be affected by the tightening of the capital markets.

In April 2012, we issued $600.0 million aggregate principal amount of convertible senior notes due 2032 (the “Notes”). All of the Notes were outstanding as of May 31, 2012. The Note holders can convert the Notes, under certain circumstances, into cash in an amount generally equal to the lesser of the conversion value and the principal amount of each Note and, for any conversion value greater than the principal amount, into shares of common stock at any time before the Notes mature or we redeem or repurchase them. Upon certain dates (May 5, 2017, May 1, 2022, and May 1, 2027) or the occurrence of certain events including a change in control, the Note holders can require us to repurchase some or all of the Notes.

Upon any conversion of the Notes, we would be required to make cash payments up to the principal amount of any converted Notes. Additionally, our basic earnings per share would be expected to decrease to the extent we are required to issue shares upon conversion because such underlying shares would be included in the basic earnings per share calculation and the conversion would result in dilution to our stockholders. Any new issuance of equity securities, including the issuance of shares upon the conversion of the Notes, could dilute the interests of our then-existing stockholders, including holders who receive shares upon conversion of their Notes, and could decrease the trading price of our common stock and the Notes.

Given that events constituting a “change in control” can trigger repurchase obligations, the existence of such repurchase obligations may delay or discourage a merger, acquisition, or other consolidation.

Our ability to service our debt obligations, make cash payments upon conversion and meet our repurchase or repayment obligations of the Notes will depend upon our future performance, which is subject to economic, competitive, financial, and other factors affecting our industry and operations, some of which are beyond our control. Further, we may not be able to generate sufficient cash flows to enable us to meet our expenses and service our debt, as well as to meet any cash conversion, repurchase or repayment obligations of the Notes. This could limit our flexibility in planning for, or reacting to, changes in our business and the markets in which we operate. If we are unable to meet the obligations out of cash flows from operations or other available funds, we may need to raise additional funds through public or private debt or equity financings. We may not be able to borrow money or sell more of our equity securities to meet our cash needs for various reasons, including the tightening of the capital markets. Even if we are able to do so, it may not be on terms that are favorable or reasonable to us. Any of these events could reduce the availability of cash flow to us to fund working capital, capital expenditures, acquisitions and investments and other general corporate purposes, which could have an adverse effect on our business, operating results and financial condition.

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

The continuous process of maintaining and adapting our internal controls and complying with Section 404 is expensive and time-consuming, and requires significant management attention. We cannot be sure that our internal control measures will continue to provide adequate control over our financial processes and reporting and ensure compliance with Section 404. Any failure by us to comply with Section 404 could subject us to a variety of administrative sanctions and harm our reputation, which could reduce our stock price.

The outcome of litigation pending against us could require us to expend significant resources and could harm our business and financial resources.

Note 11 to our Consolidated Financial Statements included in this Quarterly Report on Form 10-Q describes the litigation pending against us and our directors and officers. The uncertainty associated with substantial unresolved lawsuits or future lawsuits could harm our business, financial condition and reputation. The defense of the lawsuits could result in the diversion of our management’s time and attention away from business operations, which could harm our business. Negative developments with respect to the lawsuits could cause our stock price to decline. In addition, although we are unable to determine the amount, if any, that we may be required to pay in connection with the resolution of the current lawsuits or any future lawsuit by settlement or otherwise, any such payment could seriously harm our financial condition and liquidity.

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

Issuer Purchases of Equity Securities

On December 21, 2010, we announced that our Board of Directors approved a stock repurchase program pursuant to which we may repurchase up to $300.0 million of our outstanding common stock from time to time in the open market or through privately negotiated transactions.

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

The following table provides information about the repurchase of our common stock during the second quarter of fiscal year 2012 (in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
March 1, 2012 – March 31, 2012	—	$—	—	$300,000
April 1, 2012 – April 30, 2012	3,648	$33.16	3,648	$179,016
May 1, 2012 – May 31, 2012	—	$—	—	$179,016

Total	3,648	$33.16	3,648

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 6.	EXHIBITS

3.1(1)	Amended and Restated Certificate of Incorporation of Registrant.

3.2(2)	Amended and Restated Bylaws of Registrant.

4.1(3)	Indenture between TIBCO Software Inc. and U.S. Bank National Association, dated as of April 23, 2012.

4.2(3)	Form of 2.25% Convertible Senior Note due May 1, 2032 (included in Exhibit 4.1 hereto).

10.1(4)	Purchase Agreement, dated as of April 17, 2012, by and between TIBCO Software, Inc. and Morgan Stanley & Co. LLC and J.P. Morgan Securities LLC, as representatives of the initial purchasers.

10.2(4)	Waiver, dated as of April 16, 2012, by and between TIBCO Software, Inc. and Bank of America, N.A., as administrative agent, and the lenders party thereto.

10.3(5)	First Amendment to Credit Agreement, dated as of May 31, 2012, by and among TIBCO Software Inc., TIBCO International Holdings B.V., as Designated Borrower, each of the lenders party thereto, and Bank of America, N.A., as Administrative Agent.

10.4#	TIBCO Software Inc. 2008 Equity Incentive Plan (March 7, 2012 Restatement).

31.1	Rule 13a-14(a) / 15d-14(a) Certification by Chief Executive Officer.

31.2	Rule 13a-14(a) / 15d-14(a) Certification by Chief Financial Officer.

32.1	Section 1350 Certification by Chief Executive Officer.

32.2	Section 1350 Certification by Chief Financial Officer.

101	Interactive data files (XBRL) pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets as of May 31, 2012 and November 30, 2011, (ii) the Condensed Consolidated Statement of Operations for the three months and six months ended May 31, 2012 and 2011, (iii) the Condensed Consolidated Statements of Cash Flows for the six months ended May 31, 2012 and 2011 and (iv) the Notes to Condensed Consolidated Financial Statements.*

(1)	Incorporated by reference to Exhibit 3.1 filed with the Registrant’s Registration Statement on Form 8-A, filed with the SEC on February 23, 2004.
(2)	Incorporated by reference to Exhibit 3.1 filed with the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2009, filed with the SEC on July 9, 2009.
(3)	Incorporated by reference to an exhibit filed with the Registrant’s Current Report on Form 8-K, filed with the SEC on April 27, 2012.
(4)	Incorporated by reference to an exhibit filed with the Registrant’s Current Report on Form 8-K, filed with the SEC on April 18, 2012.
(5)	Incorporated by reference to an exhibit filed with the Registrant’s Current Report on Form 8-K, filed with the SEC on June 6, 2012.
#	Indicates management contract or compensatory plan or arrangement.
*	XBRL (Extensible Business Reporting Language) information is furnished and not filed herewith, is not a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TIBCO SOFTWARE INC.

By:	/s/ Sydney L. Carey
Sydney L. Carey Executive Vice President, Chief Financial Officer (Principal Financial Officer and duly authorized officer)

By:	/s/ Brent P. Hogenson
Brent P. Hogenson Vice President, Corporate Controller (Principal Accounting Officer and duly authorized officer)

Date: July 13, 2012

EXHIBIT INDEX

3.1(1)	Amended and Restated Certificate of Incorporation of Registrant.

3.2(2)	Amended and Restated Bylaws of Registrant.

4.1(3)	Indenture between TIBCO Software Inc. and U.S. Bank National Association, dated as of April 23, 2012.

4.2(3)	Form of 2.25% Convertible Senior Note due May 1, 2032 (included in Exhibit 4.1 hereto).

10.1(4)	Purchase Agreement, dated as of April 17, 2012, by and between TIBCO Software, Inc. and Morgan Stanley & Co. LLC and J.P. Morgan Securities LLC, as representatives of the initial purchasers.

10.2(4)	Waiver, dated as of April 16, 2012, by and between TIBCO Software, Inc. and Bank of America, N.A., as administrative agent, and the lenders party thereto.

10.3(5)	First Amendment to Credit Agreement, dated as of May 31, 2012, by and among TIBCO Software Inc., TIBCO International Holdings B.V., as Designated Borrower, each of the lenders party thereto, and Bank of America, N.A., as Administrative Agent.

10.4#	TIBCO Software Inc. 2008 Equity Incentive Plan (March 7, 2012 Restatement).

31.1	Rule 13a-14(a) / 15d-14(a) Certification by Chief Executive Officer.

31.2	Rule 13a-14(a) / 15d-14(a) Certification by Chief Financial Officer.

32.1	Section 1350 Certification by Chief Executive Officer.

32.2	Section 1350 Certification by Chief Financial Officer.

101	Interactive data files (XBRL) pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets as of May 31, 2012 and November 30, 2011, (ii) the Condensed Consolidated Statement of Operations for the three months and six months ended May 31, 2012 and 2011, (iii) the Condensed Consolidated Statements of Cash Flows for the six months ended May 31, 2012 and 2011 and (iv) the Notes to Condensed Consolidated Financial Statements.*

(1)	Incorporated by reference to Exhibit 3.1 filed with the Registrant’s Registration Statement on Form 8-A, filed with the SEC on February 23, 2004.
(2)	Incorporated by reference to Exhibit 3.1 filed with the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2009, filed with the SEC on July 9, 2009.
(3)	Incorporated by reference to an exhibit filed with the Registrant’s Current Report on Form 8-K, filed with the SEC on April 27, 2012.
(4)	Incorporated by reference to an exhibit filed with the Registrant’s Current Report on Form 8-K, filed with the SEC on April 18, 2012.
(5)	Incorporated by reference to an exhibit filed with the Registrant’s Current Report on Form 8-K, filed with the SEC on June 6, 2012.
#	Indicates management contract or compensatory plan or arrangement.
*	XBRL (Extensible Business Reporting Language) information is furnished and not filed herewith, is not a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.