Form 10-Q
period 2012-09-02
TIBCO SOFTWARE INC
filed 2012-10-12
CIK 1085280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 2, 2012

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

The number of shares outstanding of the registrant’s common stock, $0.001 par value, as of October 8, 2012 was 163,494,924 shares.

TIBCO SOFTWARE INC.

TIBCO SOFTWARE INC.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except par value per share)

	August 31, 2012	November 30, 2011
Assets
Current assets:
Cash and cash equivalents	$675,274	$308,148
Short-term investments	196	225
Accounts receivable, net of allowances of $5,488 and $5,868	206,985	196,419
Prepaid expenses and other current assets	72,704	61,864

Total current assets	955,159	566,656
Property and equipment, net	94,862	89,871
Goodwill	530,779	451,821
Acquired intangible assets, net	131,904	97,258
Long-term deferred income tax assets	115,393	78,656
Other assets	71,586	48,676

Total assets	$1,899,683	$1,332,938

Liabilities and Equity
Current liabilities:
Accounts payable	$25,940	$25,802
Accrued liabilities	127,462	129,168
Accrued restructuring costs	1,139	6,792
Deferred revenue	257,302	210,234
Current portion of long-term debt	36,323	2,397

Total current liabilities	448,166	374,393
Accrued restructuring costs, less current portion	666	1,050
Long-term deferred revenue	22,826	14,876
Long-term deferred income tax liabilities	58,224	4,540
Long-term income tax liabilities	26,513	20,772
Other long-term liabilities	2,883	2,445
Long-term debt, less current portion	—	65,711
Convertible senior notes, net	520,715	—

Total liabilities	1,079,993	483,787

Commitments and contingencies (Note 10)
Equity:
Common stock, $0.001 par value; 1,200,000 shares authorized; 162,442 and 166,287 shares issued and outstanding	162	166
Additional paid-in capital	840,383	856,190
Accumulated other comprehensive income (loss)	(22,259)	(21,032)
Retained earnings	296	12,742

Total TIBCO Software Inc. stockholders’ equity	818,582	848,066
Noncontrolling interest	1,108	1,085

Total equity	819,690	849,151

Total liabilities and equity	$1,899,683	$1,332,938

See accompanying Notes to Condensed Consolidated Financial Statements

TIBCO SOFTWARE INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended August 31,		Nine Months Ended August 31,
	2012	2011	2012	2011
Revenue:
License	$99,103	$90,853	$273,999	$242,912
Service and maintenance	155,918	138,120	454,087	387,823

Total revenue	255,021	228,973	728,086	630,735

Cost of revenue:
License	11,368	6,929	29,809	25,566
Service and maintenance	60,881	56,425	177,417	152,462

Total cost of revenue	72,249	63,354	207,226	178,028

Gross profit	182,772	165,619	520,860	452,707
Operating expenses:
Research and development	39,354	36,041	115,280	104,902
Sales and marketing	76,803	72,182	231,444	203,614
General and administrative	17,906	15,170	52,908	43,660
Amortization of acquired intangible assets	4,640	4,632	14,841	14,553
Acquisition related and other	845	863	2,170	1,686
Restructuring (adjustments)	72	143	(447)	110

Total operating expenses	139,620	129,031	416,196	368,525

Income from operations	43,152	36,588	104,664	84,182
Interest income	366	246	842	1,176
Interest expense	(8,713)	(940)	(14,573)	(2,937)
Other income (expense), net	(1,306)	(503)	242	(1,929)

Income before provision for income taxes and noncontrolling interest	33,499	35,391	91,175	80,492
Provision for income taxes	7,400	11,800	17,900	19,796

Net income	26,099	23,591	73,275	60,696
Less: Net income attributable to noncontrolling interest	13	62	56	168

Net income attributable to TIBCO Software Inc.	$26,086	$23,529	$73,219	$60,528

Net income per share attributable to TIBCO Software Inc.:
Basic	$0.16	$0.15	$0.46	$0.37

Diluted	$0.15	$0.14	$0.43	$0.35

Shares used to compute net income per share attributable to TIBCO Software Inc.:
Basic	159,308	161,876	160,402	161,430

Diluted	169,165	172,957	169,836	173,703

See accompanying Notes to Condensed Consolidated Financial Statements

TIBCO SOFTWARE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended August 31,
	2012	2011
Operating activities:
Net income	$73,275	$60,696
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	10,992	9,801
Amortization of acquired intangible assets	26,719	26,788
Amortization of debt discount and transaction costs	6,820	579
Stock-based compensation	45,130	36,186
Deferred income tax	(20,183)	3,406
Tax benefits related to stock benefit plans	14,455	11,773
Excess tax benefits from stock-based compensation	(20,612)	(31,506)
Other non-cash adjustments, net	905	85
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(12,079)	15,887
Prepaid expenses and other assets	(8,975)	(8,962)
Accounts payable	159	(492)
Accrued liabilities and restructuring costs	(5,576)	(8,380)
Deferred revenue	54,285	28,273

Net cash provided by operating activities	165,315	144,134

Investing activities:
Acquisitions, net of cash acquired	(132,209)	(22,579)
Purchases of property and equipment	(16,366)	(7,458)
Restricted cash pledged as security	(1,169)	(3,978)
Other investing activities, net	376	1,365

Net cash used in investing activities	(149,368)	(32,650)

Financing activities:
Proceeds from issuance of convertible debt, net	584,450	—
Proceeds from revolving credit facility, net	116,648	—
Principal payments on debt	(151,785)	(1,690)
Proceeds from issuance of common stock	25,390	42,402
Repurchases of the Company’s common stock	(220,265)	(145,216)
Withholding taxes related to restricted stock net share settlement	(17,383)	(17,472)
Excess tax benefits from stock-based compensation	20,612	31,506

Net cash provided by (used in) financing activities	357,667	(90,470)

Effect of foreign exchange rate changes on cash and cash equivalents	(6,488)	7,212

Net increase in cash and cash equivalents	367,126	28,226
Cash and cash equivalents at beginning of period	308,148	243,989

Cash and cash equivalents at end of period	$675,274	$272,215

Supplemental disclosures:
Interest paid	$2,714	$2,227

Income taxes paid	$4,234	$10,512

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

Our fiscal year ends on November 30th of each year. For purposes of presentation, we have indicated the third quarter of fiscal years 2012 and 2011 as ended on August 31, 2012 and August 31, 2011, respectively; whereas in fact, the third quarter of fiscal years 2012 and 2011 actually ended on September 2, 2012 and August 28, 2011, respectively. There were 91 days in the third quarter of both fiscal years 2012 and 2011.

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

The results of operations for the three and nine months ended August 31, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending November 30, 2012, or any other future period, and we make no representations related thereto.

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

Accounts Receivable

No customer accounted for more than 10% of total revenue for the three and nine months ended August 31, 2012 or 2011. One customer represented 14% of our net accounts receivable as of August 31, 2012 and no customer had a balance in excess of 10% as of November 30, 2011.

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

The preliminary allocation of the purchase price for the LogLogic acquisition, is as follows (in thousands):

Cash	$5,018
Accounts receivable (approximate contractual value)	5,359
Other assets	1,524
Identifiable intangible assets	61,200
Goodwill	73,189
Liabilities	(7,006)
Deferred Revenue	(7,297)
Deferred income tax asset, net	4,642

Total preliminary purchase price	$136,629

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Identifiable intangible assets (in thousands, except amortization period):

	Gross Amount at Acquisition Date	Weighted Average Amortization Period
Existing technology	$32,800	6.0 years
Customer contracts	3,200	7.0 years
Maintenance agreements	22,300	6.0 years
Trademarks	2,900	7.0 years

	$61,200	6.1 years

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

The allocation of the purchase price for the Nimbus acquisition, is as follows (in thousands):

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

Other Business Combination

During fiscal year 2012, we acquired a privately held company for $0.6 million. We accounted for the transaction as a business combination and allocated $0.8 million, the excess of the purchase price over the identified tangible and intangible assets, less liabilities assumed, to goodwill.

Pro Forma Adjusted Summary

The results of operations of LogLogic, Nimbus and Loyalty Lab have been included in the Consolidated Financial Statements subsequent to the acquisition dates. The following unaudited pro forma adjusted summary for the three and nine months ended August 31, 2012 and 2011 assumes LogLogic, Nimbus and Loyalty Lab had been acquired at the beginning of fiscal year 2011 (in thousands, except per share data):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2012	2011	2012	2011
Pro forma adjusted total revenue	$255,021	$242,580	$740,891	$671,555

Pro forma adjusted net income attributable to TIBCO Software Inc.	$26,086	$21,087	$68,121	$53,203

Pro forma adjusted net income per share attributable to TIBCO Software Inc.:
Basic	$0.16	$0.13	$0.42	$0.33

Diluted	$0.15	$0.12	$0.40	$0.31

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

Marketable securities, which are classified as available-for-sale and included either in cash and cash equivalents if their maturities were three months or less or in short-term investments on the Condensed Consolidated Balance Sheet, are summarized below as of August 31, 2012 and November 30, 2011 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value
As of August 31, 2012:
Money market funds	$363,251	$—	$—	$363,251
Term deposits	583	—	—	583
Mortgage-backed securities	187	51	(42)	196

	$364,021	$51	$(42)	$364,030

As of November 30, 2011:
Money market funds	$16,664	$—	$—	$16,664
Term deposits	560	—	—	560
Mortgage-backed securities	200	51	(26)	225

	$17,424	$51	$(26)	$17,449

5.	FAIR VALUE MEASUREMENTS AND DERIVATIVE INSTRUMENTS

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

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The fair value hierarchy of our cash equivalents, short-term investments and foreign currency contracts is as follows (in thousands):

		Fair Value Measurements at Reporting Date using
Description	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant other Observable Inputs (Level 2)
As of August 31, 2012:
Assets:
Money market funds	$363,251	$363,251	$—
Term deposits	583	—	583
Mortgage-backed securities	196	—	196
Foreign currency forward contracts	$763	$—	$763
Liabilities:
Foreign currency forward contracts	$131	$—	$131
As of November 30, 2011:
Assets:
Money market funds	$16,664	$16,664	$—
Term deposits	560	—	560
Mortgage-backed securities	225	—	225
Foreign currency forward contracts	142	—	142
Liabilities:
Foreign currency forward contracts	$142	$—	$142

Derivative Instruments

We conduct business in the Americas; Europe, the Middle East and Africa (“EMEA”); and Asia Pacific and Japan (“APJ”). As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or changes in economic conditions in foreign markets. The U.S. dollar is our major transaction currency; we also transact business in approximately 25 foreign currencies worldwide, of which the most significant to our operations is the Euro. We enter into forward contracts with financial institutions to manage our currency exposure related to net assets and liabilities denominated in foreign currencies, and these forward contracts are generally settled monthly. Our forward contracts reduce, but do not eliminate, the impact of currency exchange rate movements. We do not enter into derivative financial instruments for speculative purposes. Gains and losses on forward contracts are included in Other Income (Expense) in our Condensed Consolidated Statements of Operations.

We had the following forward contracts outstanding as of August 31, 2012 (in thousands):

	Notional Value Local Currency	Notional Value USD	Fair Value Gain (Loss) USD
Forward contracts denominated in United States dollars sold:
Brazilian real	(1,500)	$(740)	$(15)
Taiwanese dollar	(31,000)	(1,037)	(8)
Forward contracts denominated in United States dollars bought:
British pound	12,400	19,692	399

			$376

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

	Notional Value Local Currency	Notional Value EURO	Fair Value Gain (Loss) USD
Forward contracts denominated in Euros sold:
Australian dollar	(7,000)	€(5,743)	$275
Japanese yen	(120,000)	(1,217)	44
Korean won	(800,000)	(562)	17
United States dollar	(1,000)	(795)	29
Forward contracts denominated in Euros bought:
British pound	7,500	9,452	(100)
Canadian dollar	1,000	806	(9)

			$256

	Derivatives not Designated as Hedging Instruments
	August 31, 2012	November 30, 2011
Foreign currency forward contracts, fair value included in:
Other Current Assets	$763	$142
Accrued Liabilities	131	142

		Amount of Gain or (Loss) Recognized In Income on Derivative
		Three Months Ended August 31,		Nine Months Ended August 31,
Derivatives not Designated as Hedging Instruments	Location	2012	2011	2012	2011
Foreign Currency Contracts	Other income/(exp.)	$628	$(109)	$(1,167)	$(7,678)

6.	GOODWILL AND ACQUIRED INTANGIBLE ASSETS

The change in the carrying value of goodwill for the nine months ended August 31, 2012 is as follows (in thousands):

Balance as of November 30, 2011	$451,821
Goodwill recorded for the LogLogic acquisition	73,189
Goodwill recorded for other acquisition	801
Post-acquisition goodwill adjustment for the Nimbus acquisition (1)	1,077
Foreign currency translation	3,891

Balance as of August 31, 2012	$530,779

(1)	Pursuant to the business combinations accounting guidance, we record goodwill adjustments for the effect from changes to net assets acquired during the measurement period (up to one year from the date of an acquisition). Goodwill adjustments were not significant to our previously reported operating results or financial position.

Certain of our intangible assets were recorded in foreign currencies, and therefore, the gross carrying amount and accumulated amortization are subject to foreign currency translation adjustments. The carrying values of our amortized acquired intangible assets as of August 31, 2012 and November 30, 2011 are as follows (in thousands):

	August 31, 2012			November 30, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technologies	$180,294	$(114,814)	$65,480	$146,289	$(102,034)	$44,255
Customer base	59,491	(41,780)	17,711	56,165	(37,376)	18,789
Patents/core technologies	28,192	(23,713)	4,479	27,922	(21,542)	6,380
Trademarks	12,743	(7,965)	4,778	9,771	(7,077)	2,694
Non-compete agreements	580	(580)	—	580	(580)	—
Maintenance agreements	83,556	(45,658)	37,898	61,677	(38,237)	23,440
In-process research and development	1,700	(142)	1,558	1,700	—	1,700

Total intangible assets	$366,556	$(234,652)	$131,904	$304,104	$(206,846)	$97,258

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

7.	ACCRUED RESTRUCTURING AND EXCESS FACILITIES COSTS

In order to achieve cost efficiencies and realign our resources and operations, our Board of Directors approved restructuring plans initiated by management in fiscal years 2011 and 2010. The following is a summary of activities in accrued restructuring and excess facilities costs for the nine months ended August 31, 2012 under these plans (in thousands):

	Accrued Acquisition Integration	Accrued Facilities Restructuring	Accrued Severance and Other	Total
As of November 30, 2011	$41	$2,782	$5,019	$7,842
Restructuring adjustment	—	(1)	(446)	(447)
Adjustment to acquisition integration costs	(3)	(317)	170	(150)
Cash utilized	—	(1,139)	(4,301)	(5,440)

As of August 31, 2012	$38	$1,325	$442	$1,805

The remaining accrued excess facilities costs represent the estimated loss on excess facilities, net of estimated sublease income. As of August 31, 2012, $0.7 million of the $1.8 million accrued restructuring and excess facilities costs were classified as long-term liabilities.

8.	LONG-TERM DEBT AND CREDIT FACILITIES

Mortgage Note

In connection with the purchase of our corporate headquarters in June 2003, we recorded a $54.0 million mortgage note to a financial institution collateralized by the commercial real property acquired. The balance on the mortgage note was $36.3 million and $38.1 million as of August 31, 2012 and November 30, 2011, respectively.

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

As of August 31, 2012, we were in compliance with all covenants under the mortgage note agreements.

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

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

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

We must maintain a minimum consolidated interest coverage ratio of 3.5:1.0 and a maximum consolidated leverage ratio of 3.25:1.00 in addition to other customary affirmative and negative covenants. The maximum consolidated leverage ratio decreases to 3.00:1.00 and then to 2.75:1.00 with respect to the second fiscal quarter of our fiscal years 2013 and 2014, respectively. As of August 31, 2012, we were in compliance with all covenants under the 2011 Credit Facility.

As of August 31, 2012, we had no outstanding borrowings under the 2011 Credit Facility.

Line of Credit

We have a $20.0 million revolving line of credit that matures in June 2013 (the “Line of Credit”). The revolving Line of Credit is available for cash borrowings and for the issuance of letters of credit up to $20.0 million. The Line of Credit contains financial covenants substantially identical to those of the 2011 Credit Facility, as well as other customary affirmative and negative covenants. As of August 31, 2012, we were in compliance with all covenants under the Line of Credit.

In connection with the mortgage note, we entered into an irrevocable letter of credit in the amount of $13.0 million collateralized under the Line of Credit which renews for successive one-year periods until the mortgage note payable has been satisfied in full. In addition, we have $0.4 million of irrevocable letters of credit outstanding in connection with revenue transactions.

As of August 31, 2012, no other borrowings were outstanding under the Line of Credit.

Guarantee Credit Line

We have a revolving guarantee credit line of approximately $12.6 million available for the issuance of bank guarantees denominated in foreign currency. Issued bank guarantees were approximately $12.2 million and $11.4 million as of August 31, 2012 and November 30, 2011, respectively, and were collateralized by pledging the equivalent amount under restricted cash as required under our guarantee credit line. Other various contractual commitments also require us to pledge cash as security and record this cash under restricted cash. As of August 31, 2012 and November 30, 2011, we had restricted cash of $14.2 million and $13.8 million, respectively, which is included in Other Assets on our Condensed Consolidated Balance Sheets.

9.	CONVERTIBLE SENIOR NOTES

Description of Convertible Senior Notes

In April 2012, we issued convertible senior notes (the “Notes”) in an aggregate principal amount of $600.0 million due May 1, 2032. The Notes bear interest at a rate of 2.25% per annum. The Notes do not contain any financial covenants or any restrictions on the payment of dividends, the incurrence of senior debt or other indebtedness, or the issuance or repurchase of securities by us. Each $1,000 principal amount of Notes is initially convertible, at the option of the holders, at a rate of 19.7750 shares of our common stock, which represents an initial conversion price of approximately $50.57 per share, which is subject to adjustment upon the occurrence of certain events specified in the indenture. On conversion of a Note, we will deliver cash in an amount generally equal to the lesser of the conversion value and the principal amount of each Note and, for any conversion value greater than the principal amount, we will deliver shares of common stock. Holders may convert Notes prior to February 1, 2032, and other than during the period from February 1, 2017 to May 5, 2017, under the following circumstances: (1) if the Notes are called for redemption, at any time prior to the redemption date; (2) during any fiscal quarter commencing after the fiscal quarter ending on September 2, 2012, if our last reported sale price of a share of common stock for at least 20 trading days during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (3) during any five consecutive trading day period when the trading price per $1,000 principal amount of Notes is less than 98% of the product of the last reported sale price of a share of common stock and the conversion rate; and (4) upon the

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

occurrence of certain distributions or corporate events as specified in the indenture governing the Notes. From February 1, 2017 to May 5, 2017, and from February 1, 2032 until the maturity date, holders may convert Notes at any time, regardless of the foregoing circumstances.

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

Accounting of Convertible Senior Notes

Accounting guidance requires that convertible debt that can be settled for cash, such as the Notes, be separated into the liability and equity component at issuance and each be assigned a value. The value assigned to the liability component is the estimated fair value, as of the issuance date, of a similar debt without the conversion feature. The difference between the cash proceeds and estimated fair value of the liability component, representing the value of the conversion premium assigned to the equity component, is recorded as a debt discount on the issuance date. This debt discount is amortized to interest expense using the effective interest method over the period from the issuance date through the first stated repurchase date on May 5, 2017. We estimated the straight debt borrowing rates at debt origination to be 5.50% for the Notes and determined the debt discount to be $84.6 million. As a result, a conversion premium after tax of $52.6 million was recorded in additional paid-in capital.

As of August 31, 2012, the carrying value of the Notes was $520.7 million, which consisted of $600.0 million outstanding principal amount net of $79.3 million unamortized debt discount.

In connection with the issuance of the Notes, we incurred $15.6 million of issuance costs, which primarily consisted of investment banker fees and legal and other professional service fees. Deferred issuance costs of $13.4 million attributable to the liability component are being amortized to interest expense through May 5, 2017, and $2.2 million ($1.4 million net of tax) of transaction costs attributable to the equity component were netted with the equity component in additional paid-in capital at the issuance date. The deferred debt issuance costs are recorded within other assets in accordance with short- and long-term classification. If the holders require conversion of some or all of the Notes when the conversion requirements are met, we would accelerate amortization of the pro rata share of the unamortized balance of the issuance cost to additional paid-in capital on such date.

During the three months ended August 31, 2012, we recognized interest expense of $7.8 million related to the Notes, comprised of $3.4 million for the contractual coupon interest, $3.7 million related to the amortization of debt discount and $0.7 million related to the amortization of deferred debt issuance costs.

The Notes are carried at face value less any unamortized debt discount and also require disclosure of an estimate of fair value (Level 2 of the three-tier value hierarchy). The fair value of the Notes at each balance sheet date is determined based on recent quoted market prices or dealer quotes for the Notes, if available. Otherwise, the fair value is determined using cash-flow models of the scheduled payments discounted at market interest rates for comparable debt without the conversion feature.

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

10.	COMMITMENTS AND CONTINGENCIES

Prepaid Land Lease

In June 2003, we entered into a 51-year lease of the land upon which our corporate headquarters is located. The lease was paid in advance for a total of $28.0 million, but is subject to adjustments every ten years based upon changes in market condition. Should it become necessary, we have the option to prepay any rent increases due as a result of a change in fair market value. This prepaid land lease is being amortized using the straight-line method over the life of the lease.

Commitments

At various locations worldwide, we lease office space and equipment under non-cancelable operating leases with various expiration dates through May 2019. Rental expense was $3.6 million and $3.7 million for the three months ended August 31, 2012 and 2011, respectively, and $10.7 million and $10.5 million for the nine month periods ended August 31, 2012 and 2011, respectively.

As of August 31, 2012, contractual commitments associated with indebtedness, lease obligations and restructuring were as follows (in thousands):

	Total	Remainder of 2012	2013	2014	2015	2016	Thereafter
Commitments:
Debt principal	$636,323	$612	$35,711	$—	$—	$—	$600,000
Debt interest	69,280	7,247	14,783	13,500	13,500	13,500	6,750
Operating leases (1)	40,207	2,476	11,301	7,992	9,472	4,230	4,736

Total commitments	$745,810	$10,335	$61,795	$21,492	$22,972	$17,730	$611,486

(1)	Operating leases included future minimum rent payments, net of estimated sublease income, for facilities that we have vacated pursuant to our restructuring activities, as discussed in Note 7.

Future minimum lease payments under restructured non-cancelable operating leases are included in Accrued Restructuring Costs on our Condensed Consolidated Balance Sheets.

The above commitment table does not include approximately $26.5 million of long-term income tax liabilities due to the fact that we are unable to reasonably estimate the timing of these potential future payments.

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

JuxtaComm v. TIBCO, et al.

On January 21, 2010, JuxtaComm-Texas Software, LLC (“JuxtaComm”) filed a complaint for patent infringement against us and other defendants in the United States District Court for the Eastern District of Texas, Case No. 6:10-CV-00011-LED. On April 22, 2010, JuxtaComm filed an amended complaint in which it alleges that certain TIBCO offerings, including TIBCO ActiveMatrix Business Works™, TIBCO iProcess™ Suite, TIBCO Business Studio™ and TIBCO ActiveMatrix® Service Bus infringe U.S. Patent No. 6,195,662 (“662 patent”). JuxtaComm seeks injunctive relief and unspecified damages. On May 6, 2010, we filed an answer and counterclaims in which we denied JuxtaComm’s claims and asserted counterclaims for declaratory relief that the asserted patent is invalid and not infringed.

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

On May 15, 2012, the Court in the Eastern District of Texas granted the defendants’ motion for summary judgment on invalidity of the asserted claims. On May 16, 2012, the Court issued an order staying all deadlines and vacating the trial date in light of the Court’s grant of summary judgment of invalidity. On July 5, 2012, the Court issued an order containing its opinion supporting the Court’s grant of summary judgment. On September 19, 2012, the Court issued an order of final judgment against JuxtaComm and taxed the defendants’ costs of court against JuxtaComm. JuxtaComm filed a notice of appeal on September 28, 2012.

We will continue to defend the action vigorously. While we believe that we have valid defenses to JuxtaComm’s claims, and the District Court entered judgment in our favor, litigation is inherently unpredictable and we cannot make any predictions as to the outcome of this litigation. It is possible that our business, financial position, or results of operations could be negatively affected by an unfavorable resolution of this action, however, we are unable to estimate a range of potential loss at this time.

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

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The Court issued a claim construction order on September 19, 2012. The Court issued a case management scheduling order on April 27, 2012, including a fact discovery deadline of February 15, 2013, and an expert discovery deadline of May 3, 2013. An additional case management conference is scheduled for November 1, 2012. A trial date for the case has not yet been scheduled. We intend to defend the action vigorously. While we believe that we have valid defenses to Vasudevan’s claims, litigation is inherently unpredictable and we cannot make any predictions as to the outcome of this litigation. It is possible that our business, financial position, or results of operations could be negatively affected by an unfavorable resolution of this action. As Vasudevan has made no specific demand for relief in this matter other than injunctive relief, we cannot currently estimate a reasonably possible range of loss for this action.

YYZ, LLC v. TIBCO Software Inc.

On February 10, 2012, YYZ, LLC (“YYZ”) filed a complaint for patent infringement against us in the United States District Court for the District of Delaware, Case No. 1:12-cv-00170-SLR. On April 18, 2012, YYZ filed a first amended complaint for patent infringement. YYZ alleges that certain TIBCO offerings, including at least TIBCO Business Studio, infringe U.S. Patent No. 8,046,747 (the “747 patent”). On May 7, 2012, we filed an answer and counterclaims to YYZ’s first amended complaint in which we denied YYZ’s claims and asserted counterclaims for declaratory relief that the ‘747 patent is invalid and not infringed.

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

Stock-based compensation cost for the three months ended August 31, 2012 and 2011 was $15.4 million and $12.9 million, respectively. Stock-based compensation cost for the nine months ended August 31, 2012 and 2011 was $45.1 million and $36.2 million, respectively. The deferred tax benefit from stock-based compensation expenses for the three months ended August 31, 2012 and 2011 was $5.0 million and $4.4 million, respectively. The deferred tax benefit on stock-based compensation expenses for the nine months ended August 31, 2012 and 2011 was $14.9 million and $12.3 million, respectively.

The following table summarizes additional information pertaining to our stock-based compensation from stock options and stock awards which are comprised of restricted stock, restricted stock units and performance-based restricted stock units (in thousands, except grant-date fair value and recognition period):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2012	2011	2012	2011
Stock options:
Weighted-average grant-date fair value	$10.96	$8.89	$9.93	$10.74
Options granted	17	250	189	2,034
Options exercised	(697)	(827)	(2,334)	(4,568)
Total intrinsic value of stock options exercised	$14,627	$15,824	$46,491	$78,946
Total unrecognized compensation expense	$20,723	$28,339	$20,723	$28,339
Weighted-average remaining recognition period	2.3 years	2.7 years	2.3 years	2.7 years
Stock awards:
Weighted-average grant-date fair value	$27.32	$24.09	$28.29	$26.70
Stock awards granted	1,638	7	2,602	1,759
Stock awards vested	(241)	(256)	(1,929)	(2,103)
Total unrecognized compensation expense	$115,794	$99,272	$115,794	$99,272
Weighted-average remaining recognition period	1.9 years	2.4 years	1.9 years	2.4 years

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

13.	COMPREHENSIVE INCOME (LOSS)

Our comprehensive income (loss) includes net income and other comprehensive income (loss), which consists of unrealized gains and losses on available-for-sale securities and cumulative translation adjustments. A summary of the comprehensive income (loss) for the periods indicated is as follows (in thousands):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2012	2011	2012	2011
Net income	$26,099	$23,591	$73,275	$60,696
Cumulative translation adjustment, net	20,282	(3,299)	(1,244)	19,357
Unrealized gain on available-for-sale securities, net	(9)	(10)	(16)	48

Comprehensive income (loss)	46,372	20,282	72,015	80,101
Comprehensive (income) loss attributable to noncontrolling interest	(41)	(14)	(23)	(157)

Comprehensive income (loss) attributable to TIBCO Software Inc.	$46,331	$20,268	$71,992	$79,944

The comprehensive income (loss) of the noncontrolling interest includes the portion of net income and translation adjustment related of our majority-owned subsidiaries.

14.	PROVISION FOR INCOME TAXES

The effective tax rate was approximately 22% and 33% for the three months ended August 31, 2012 and 2011, respectively, and approximately 20% and 25% for the nine months ended August 31, 2012 and 2011, respectively.

In the three months ended August 31, 2012, we recognized a discrete tax provision of $1.6 million to adjust taxes provided for prior year U.S. and foreign tax returns and to accrue withholding taxes in jurisdictions where we do not expect to benefit from a foreign tax credit. We accrue withholding taxes as discrete items because of the high variability of withholding tax rates by country and the difficulty in forecasting the exact country of future revenue.

In the nine months ended August 31, 2012, we recognized a discrete tax provision of $3.1 million primarily related to estimated withholding taxes in jurisdictions where we do not expect to benefit from a foreign tax credit.

In the three months ended August 31, 2011, we recognized a $0.6 million tax expense to adjust taxes provided for the prior year and a $0.6 million tax expense related to a reduction of U.K. deferred tax assets due to a corporate tax rate change.

In the nine months ended August 31, 2011, we recognized a $3.2 million discrete tax benefit primarily related to lapses of statutes of limitations and reinstatement of federal research and development credit.

The provision for the nine month periods ended August 31, 2012 and 2011 reflects a forecasted annual tax rate of 17% and 27%, respectively, offset by discrete items which are recognized in the period they occur. The forecasted tax rate reflects the benefits resulting from the reorganization of certain foreign entities, lower foreign taxes, the release of the valuation allowance on certain domestic tax assets, domestic manufacturing incentives, and federal and state research and development credits, partially offset by the impact of certain stock compensation charges and state income taxes.

For California state taxation we elected the single sales factor apportionment; we expect that the election will reduce our future taxable income and thus may affect the extent to which we can benefit from $10.0 million in deferred tax assets from research and development credit carry forwards. If we determine that it is more likely than not that we will not be able to fully utilize these credits, we will be required to recognize a valuation allowance against theses deferred tax assets.

During the three months ended August 31, 2012, the amount of gross unrecognized tax benefits increased by approximately $3.5 million primarily due to current period exposures. The total amount of gross unrecognized tax benefits was $51.7 million as of August 31, 2012, of which $32.1 million would benefit tax expense if realized. We elected to include interest expense and penalties accrued on unrecognized tax benefits as a component of our income tax expense. We do not expect any significant changes to the amount of unrecognized tax benefit within the next twelve months.

TIBCO SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

We are subject to periodic corporate income tax audits in both the United States and foreign jurisdictions. As of August 31, 2012 we have several tax audits at various stages of completion. We believe that we have provided adequate reserves to cover any potential audit adjustments. The statute of limitations for our fiscal years 1994 through 2011 remains open for U.S. purposes. Most foreign jurisdictions have statutes of limitations that range from three to six years.

15.	NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share for the periods indicated (in thousands, except per share data):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2012	2011	2012	2011
Net income attributable to TIBCO Software Inc.	$26,086	$23,529	$73,219	$60,528

Weighted-average shares of common stock used to compute basic net income per share	159,308	161,876	160,402	161,430
Effect of dilutive common stock equivalents:
Stock options	6,600	9,276	7,016	9,909
Stock awards	3,257	1,769	2,412	2,352
ESPP	—	36	6	12

Weighted-average shares of common stock used to compute diluted net income per share	169,165	172,957	169,836	173,703

Net income per share attributable to TIBCO Software Inc.:
Basic	$0.16	$0.15	$0.46	$0.37

Diluted	$0.15	$0.14	$0.43	$0.35

The following potential common stock equivalents are not included in the diluted net income per share calculation above because their effect was anti-dilutive for the periods indicated (in thousands):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2012	2011	2012	2011
Stock options	1,762	1,847	1,762	1,038
Stock awards	556	1,077	199	539
Convertible senior notes	11,865	—	6,526	—

Total anti-diluted common stock equivalents	14,183	2,924	8,487	1,577

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

Anti-dilutive potential common stock equivalents for the three and nine months ended August 31, 2012 include the weighted effect of the 11.9 million shares that could be issued under the Notes if we experience a substantial increase in our common stock price. Under the treasury stock method, the Notes will generally have a dilutive impact on net income per share if our average stock price for the period exceeds the conversion price for the Notes. On conversion of a Note, however, we will deliver cash in an amount generally equal to the lesser of the conversion value and the principal amount of each Note and, only for any conversion value greater than the principal amount, we will deliver shares of common stock.

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

Our revenue, organized by the following geographic regions: (i) Americas; (ii) Europe, the Middle East and Africa (“EMEA”); and (iii) Asia Pacific and Japan (“APJ”), and based on the location at which each sale originates, is summarized as follows (in thousands):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2012	2011	2012	2011
Americas:
United States	$129,001	$113,469	$358,193	$313,005
Other Americas	17,177	9,355	36,563	29,147

Total Americas	146,178	122,824	394,756	342,152

EMEA:
United Kingdom	19,640	18,244	65,974	56,605
Other EMEA	63,037	64,459	190,098	168,431

Total EMEA	82,677	82,703	256,072	225,036

APJ	26,166	23,446	77,258	63,547

	$255,021	$228,973	$728,086	$630,735

Our property and equipment, by major country in which they are located, are summarized as follows (in thousands):

	August 31, 2012	November 30, 2011
Property and equipment, net:
United States	$84,144	$83,500
United Kingdom	1,089	1,386
Other	9,629	4,985

	$94,862	$89,871

17.	STOCK REPURCHASE PROGRAMS

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

During the nine months ended August 31, 2012, we repurchased 7.6 million shares for $220.3 million under the stock repurchase programs.

In connection with the repurchase activities during the nine months ended August 31, 2012, we classified $85.7 million of the excess purchase price over the par value of our common stock to retained earnings.

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

Our revenue consists primarily of license and maintenance fees from our customers, distributors and partners (including system integrators, resellers, professional service organizations and business partners) who embed our software in their products. In addition, we receive fees from our customers for providing consulting services. Our revenue is generally derived from a diverse customer base. No single customer represented greater than 10% of our total revenue for the first nine months of fiscal year 2012. As of August 31, 2012, one customer represented 14% of our net accounts receivable.

For the third quarter of fiscal year 2012, we recorded total revenue of $255.0 million, an increase of 11% from the third quarter of fiscal year 2011. License revenue was $99.1 million, an increase of 9% from the third quarter of fiscal year 2011. In addition, we generated cash flow from operations of $165.3 million in the third quarter of fiscal year 2012. Diluted earnings per share under generally accepted accounting principles in the United States of America (“GAAP”) was $0.15 in the third quarter of fiscal year 2012 as compared to $0.14 for the third quarter of fiscal year 2011. We ended the quarter with $675.5 million in cash, cash equivalents and short-term investments.

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

Results of Operations

For purposes of presentation, we have indicated the third quarter of fiscal years 2012 and 2011 as ended on August 31, 2012 and August 31, 2011, respectively; whereas in fact, the third quarter of fiscal years 2012 and 2011 actually ended on September 2, 2012 and August 28, 2011, respectively. There were 91 days in the third quarter of fiscal years 2012 and 2011. All amounts presented in the tables in the following sections of our Results of Operations are stated in thousands of dollars, except for percentages and unless otherwise stated.

The following table sets forth the components of our Results of Operations as percentages of total revenue for the periods indicated:

	Three Months Ended August 31,		Nine Months Ended August 31,
	2012	2011	2012	2011
Revenue:
License	39%	40%	38%	39%
Service and maintenance	61	60	62	61

Total revenue	100	100	100	100

Cost of revenue:
License	4	3	4	4
Service and maintenance	24	25	24	24

Total cost of revenue	28	28	28	28

Gross profit	72	72	72	72
Operating expenses:
Research and development	16	16	16	17
Sales and marketing	30	31	32	32
General and administrative	7	7	7	7
Amortization of acquired intangible assets	2	2	2	2
Acquisition related and other	—	—	—	—
Restructuring adjustment	—	—	—	—

Total operating expenses	55	56	57	58

Income from operations	17	16	15	14
Interest income	—	—	—	—
Interest expense	(3)	(1)	(2)	(1)
Other income (expense), net	(1)	—	—	—

Income before provision for income taxes and noncontrolling interest	13	15	13	13
Provision for income taxes	3	5	3	3

Net income	10	10	10	10
Less: Net income attributable to noncontrolling interest	—	—	—	—

Net income attributable to TIBCO Software Inc.	10%	10%	10%	10%

Our Results of Operations include incremental revenue and costs related to the acquisitions of LogLogic, Nimbus and Loyalty Lab. In connection with these acquisitions, we have incurred additional expenses, including amortization of intangible assets and acquired technology; stock-based compensation; personnel and related costs; facility and infrastructure costs; and other charges.

Total Revenue

Our total revenue consisted primarily of license, service and maintenance fees from our customers, distributors and partners.

	Three Months Ended August 31,			Nine Months Ended August 31,
	2012	2011	Change	2012	2011	Change
Total revenue	$255,021	$228,973	11%	$728,086	$630,735	15%

Total revenue in the third quarter of fiscal year 2012 increased by $26.0 million, or 11%, compared to the same quarter last year. The increase was primarily comprised of a $8.2 million, or 9%, increase in license revenue and a $17.8 million, or 13%, increase in service and maintenance revenue. Total revenue for the nine months ended August 31, 2012 increased by $97.4 million, or 15%, compared to the same period last year.

For the nine months ended August 31, 2012, we experienced an increase in total revenue in all geographic regions compared to the same periods last year. See Note 16 to our Condensed Consolidated Financial Statements for total revenue by region. The percentages of total revenue from the geographic regions are summarized as follows:

	Three Months Ended August 31,		Nine Months Ended August 31,
	2012	2011	2012	2011
Americas	57%	54%	54%	54%
EMEA	33	36	35	36
APJ	10	10	11	10

	100%	100%	100%	100%

License Revenue

	Three Months Ended August 31,			Nine Months Ended August 31,
	2012	2011	Change	2012	2011	Change
License revenue	$99,103	$90,853	9%	$273,999	$242,912	13%
Percentage of total revenue	39%	40%		38%	39%

Our license revenue for the three months and nine months ended August 31, 2012 and 2011 was derived from the following three product lines: service oriented architecture (“SOA”) and core infrastructure; business optimization; and process automation and collaboration. The percentages of license revenue from the three product lines are summarized as follows:

	Three Months Ended August 31,		Nine Months Ended August 31,
	2012	2011	2012	2011
SOA and core infrastructure	47%	60%	53%	58%
Business optimization	44	29	36	32
Process automation and collaboration	9	11	11	10

	100%	100%	100%	100%

Our license revenue in a particular period is dependent upon the timing, number and size of our license deals. Selected data about our license deals recognized for the respective periods is summarized as follows:

	Three Months Ended August 31,		Nine Months Ended August 31,
	2012	2011	2012	2011
Number of license deals of $1.0 million or more	16	21	56	56
Number of license deals of $0.1 million or more	134	126	373	353
Average size of license deals of $0.1 million or more (in millions)	$0.7	$0.7	$0.7	$0.6

Cost of License Revenue

	Three Months Ended August 31,			Nine Months Ended August 31,
	2012	2011	Change	2012	2011	Change
Cost of license revenue	$11,368	$6,929	64%	$29,809	$25,566	17%
Percentage of total revenue	4%	3%		4%	4%
Percentage of license revenue	11%	8%		11%	11%

Cost of license revenue mainly consisted of amortization of developed technology acquired through acquisitions and royalty costs. Cost of license revenue in the third quarter of fiscal year 2012 increased by $4.4 million, or 64%, compared to the same quarter last year, primarily due to a $2.2 million increase in amortization cost and a $1.6 million increase in royalties. Cost of license revenue for the nine months ended August 31, 2012 increased by $4.2 million, or 17%, compared to the same period last year, primarily due to a $3.3 million increase in royalties.

Service and Maintenance Revenue and Cost

	Three Months Ended August 31,			Nine Months Ended August 31,
	2012	2011	Change	2012	2011	Change
Service and maintenance revenue	$155,918	$138,120	13%	$454,087	$387,823	17%
Percentage of total revenue	61%	60%		62%	61%
Cost of service and maintenance revenue	$60,881	$56,425	8%	$177,417	$152,462	16%
Percentage of total revenue	24%	25%		24%	24%
Percentage of service and maintenance revenue	39%	41%		39%	39%

Service and maintenance revenue in the third quarter of fiscal year 2012 increased by $17.8 million, or 13%, compared to the same quarter last year. Service and maintenance revenue for the nine months ended August 31, 2012 increased by $66.3 million, or 17%, compared to the same period last year. Maintenance revenue was 61% and 62% while professional services and training revenue was 39% and 38% of total service and maintenance revenue for the three and nine months ended August 31, 2012, respectively. The increase for the three months and nine months ended August 31, 2012 was primarily due to continued growth in our installed software base and an increase in both the number and size of consulting engagements, reflecting our increased focus on providing more services to our customers.

Cost of service and maintenance consisted primarily of compensation for professional services, customer support personnel and third-party contractors and associated expenses related to providing consulting services.

Cost of service and maintenance in the third quarter of fiscal year 2012 increased by $4.5 million, or 8%, compared to the same quarter last year. The increase was primarily due to a $4.7 million increase in employee-related expenses, which was partially offset by a $1.8 million decrease in subcontractor costs.

Cost of service and maintenance for the nine months ended August 31, 2012 increased by $25.0 million, or 16%, compared to the same period last year. The increase was primarily due to a $20.1 million increase in employee related expenses, a $2.1 million increase in travel costs, a $1.5 million increase in facility expenses and a $1.2 million increase in information technology-related expenses, which were partially offset by a $1.0 million decrease in subcontractor costs.

The increase in employee-related expenses for both periods was primarily due to increased headcount and an increase in professional services and customer support staff related to increased professional services projects and services revenue compared to the same periods last year.

Research and Development Expenses

Research and development expenses consisted primarily of employee-related expenses, including salary, bonus, benefits, stock-based compensation expenses, recruiting expense and office support, third-party contractor fees and related costs associated with the development and enhancement of our products.

	Three Months Ended August 31,			Nine Months Ended August 31,
	2012	2011	Change	2012	2011	Change
Research and development expenses	$39,354	$36,041	9%	$115,280	$104,902	10%
Percentage of total revenue	16%	16%		16%	17%

Research and development expenses in the third quarter of fiscal year 2012 increased by $3.3 million, or 9%, compared to the same quarter last year, primarily due to a $1.8 million increase in subcontractor and consulting costs and a $1.4 million increase in employee-related expenses.

Research and development expenses for the nine months ended August 31, 2012 increased by $10.4 million, or 10%, compared to the same period last year, primarily due to a $7.1 million increase in employee-related expenses and a $2.5 million increase in subcontractor and consulting costs.

The increase in employee-related expenses and subcontractor costs for both periods compared to last year was primarily due to an increase in headcount, partly due to recent acquisitions, and the expansion of the research and development activities.

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

	Three Months Ended August 31,			Nine Months Ended August 31,
	2012	2011	Change	2012	2011	Change
Sales and marketing expenses	$76,803	$72,182	6%	$231,444	$203,614	14%
Percentage of total revenue	30%	31%		32%	32%

Sales and marketing expenses in the third quarter of fiscal year 2012 increased by $4.6 million, or 6%, compared to the same quarter last year, primarily due to a $2.7 million increase in employee-related expenses.

Sales and marketing expenses for the nine months ended August 31, 2012 increased by $27.8 million, or 14%, compared to the same period last year, primarily due to a $19.8 million increase in employee-related expenses, a $4.3 million increase in travel costs, a $2.1 million increase in marketing costs and a $1.0 million increase in fees and charges.

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

	Three Months Ended August 31,			Nine Months Ended August 31,
	2012	2011	Change	2012	2011	Change
General and administrative expenses	$17,906	$15,170	18%	$52,908	$43,660	21%
Percentage of total revenue	7%	7%		7%	7%

General and administrative expenses in the third quarter of fiscal year 2012 increased by $2.7 million, or 18%, compared to the same quarter last year, primarily due to a $2.4 million increase in employee-related expenses.

General and administrative expenses for the nine months ended August 31, 2012 increased by $9.2 million, or 21%, compared to the same period last year, primarily due to a $6.3 million increase in employee-related costs, a $1.8 million increase in fees and charges and a $1.8 million increase in subcontractor and consulting costs.

The increase in employee-related expenses was primarily due to an increase in headcount. The increase in fees, charges, subcontractor and consulting costs was due to increased consulting projects, professional services, and other fees and charges.

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

	Three Months Ended August 31,			Nine Months Ended August 31,
	2012	2011	Change	2012	2011	Change
Amortization of acquired intangible assets:
In cost of revenue	$4,714	$2,492		$11,878	$12,235
In operating expenses	4,640	4,632		14,841	14,553

Total amortization	$9,354	$7,124	31%	$26,719	$26,788	—%

Percentage of total revenue	4%	3%		4%	4%

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

	Three Months Ended August 31,			Nine Months Ended August 31,
	2012	2011	Change	2012	2011	Change
Acquisition related and other expenses:
Transitional and other employee related costs	$666	$26		$1,102	$35
Professional services fees and other	179	837		1,068	1,651

Total acquisition related and other expenses	$845	$863	(2)%	$2,170	$1,686	29%

Percentage of total revenue	—%	—%		—%	—%

Restructuring Charges (Adjustment)

	Three Months Ended August 31,			Nine Months Ended August 31,
	2012	2011	Change	2012	2011	Change
Restructuring charges (adjustment)	$72	$143	(50)%	$(447)	$110	*	%
As percent of total revenue	—%	—%		—%	—%

*	Percentage change has been excluded as it is not meaningful for comparison purposes.

Stock-Based Compensation Cost

Stock-based compensation cost is included in our Condensed Consolidated Statements of Operations corresponding to the same functional lines as cash compensation paid to the same employees in the respective departments as follows:

	Three Months Ended August 31,			Nine Months Ended August 31,
	2012	2011	Change	2012	2011	Change
Stock-based compensation costs:
Cost of revenue	$1,313	$1,717		$3,711	$3,548
Research and development	3,885	2,933		11,244	8,585
Sales and marketing	5,380	4,566		15,367	12,856
General and administrative	4,832	3,702		14,808	11,197

Total	$15,410	$12,918	19%	$45,130	$36,186	25%

Percentage of total revenue	6%	6%		6%	6%

Total stock-based compensation costs in the third quarter of fiscal year 2012 increased by $2.5 million, or 19%, compared to the same quarter last year primarily due to a $2.0 million increase in stock-based compensation costs related to performance-based restricted stock units (“PRSUs”).

Total stock-based compensation costs for the nine months ended August 31, 2012 increased by $8.9 million, or 25%, compared to the same period last year. The increase was primarily due to a $5.2 million increase in stock-based compensation costs related to PRSUs and a $3.1 million increase in stock-based compensation costs related to grants of service-based stock awards.

Interest Income

	Three Months Ended August 31,			Nine Months Ended August 31,
	2012	2011	Change	2012	2011	Change
Interest income	$366	$246	49%	$842	$1,176	(28)%
Percentage of total revenue	—%	—%		—%	—%

Interest Expense

	Three Months Ended August 31,			Nine Months Ended August 31,
	2012	2011	Change	2012	2011	Change
Interest expense	$8,713	$940	827%	$14,573	$2,937	396%
Percentage of total revenue	3%	1%		2%	1%

Interest expense is primarily related to the outstanding borrowings under our convertible senior notes, mortgage note and credit facility. See Note 9 to our Condensed Consolidated Financial Statements for further detail on the convertible senior notes.

The increase in interest expense in the three and nine months ended August 31, 2012 compared to the same periods last year was primarily due to the issuance of the $600.0 million convertible senior notes. See Note 8 and Note 9 to our Condensed Consolidated Financial Statements for further detail on the credit facility, mortgage note and the convertible senior notes.

Other Income (Expense), Net

Other income (expense) included foreign exchange gains and losses, realized gains and losses on investments, and other miscellaneous income and expense items.

	Three Months Ended August 31,			Nine Months Ended August 31,
	2012	2011	Change	2012	2011	Change
Other income (expense), net:
Foreign exchange gain (loss)	$(1,352)	$(523)		$(249)	$(1,976)
Realized gain (loss) on investments	5	8		430	28
Other income (expense)	41	12		61	19

Total other income (expense), net	$(1,306)	$(503)	160%	$242	$(1,929)	113%

Percentage of total revenue	—%	—%		—%	—%

Other income (expense) increased in the third quarter of fiscal year 2012 compared to the same quarter last year by $0.8 million due to a $0.8 million difference in foreign exchange losses. Other income (expense) decreased by $2.2 million for the nine months ended August 31, 2012 compared to the same period last year primarily due to a $1.7 million difference in foreign exchange losses for the first nine months of fiscal year 2012.

Provision for Income Taxes

	Three Months Ended August 31,			Nine Months Ended August 31,
	2012	2011	Change	2012	2011	Change
Provision for income	$7,400	$11,800	(37)%	$17,900	$19,796	(10)%
Effective tax rate	22%	33%		20%	25%

In the three months ended August 31, 2012, we recognized a discrete tax provision of $1.6 million to adjust taxes provided for prior year U.S. and foreign tax returns and to accrued withholding tax expense in jurisdictions where we do not expect to benefit from a foreign tax credit. We accrue these estimated withholding taxes as discrete items because of the high variability of withholding tax rates by country and the difficulty in forecasting the exact country of future revenue.

In the nine months ended August 31, 2012 we recognized a discrete tax provision of $3.1 million primarily related to estimated withholding taxes in jurisdictions where we do not expect to benefit from a foreign tax credit.

In the three months ended August 31, 2011, we recognized a $0.6 million tax expense to adjust taxes provided for the prior year and a $0.6 million tax expense related to a reduction of U.K. deferred tax assets due to a corporate tax rate change.

In the nine months ended August 31, 2011, we recognized a $3.2 million discrete tax benefit primarily related to lapses of statutes of limitations and reinstatement of federal research and development credit.

The tax expense for the nine-month periods ended August 31, 2012 and 2011 reflects a forecasted tax rate of 17% and 27%, respectively, offset by discrete items which are recognized in the period they are incurred. The forecasted tax rate reflects the benefits resulting from the reorganization of certain foreign entities, lower foreign taxes, a release of the valuation allowance on certain domestic tax assets, domestic manufacturing incentives, and research and development credits, partially offset by the impact of certain stock compensation charges and state income taxes.

We are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our current tax exposure under the most recent tax laws and assessing temporary differences resulting from differences in the timing of the recognition of revenue and expense for tax and financial statement purposes. Our temporary differences primarily relate to stock-based compensation charges, amortization of intangible assets, fixed asset depreciation, deferred revenue and other similar items. For California state taxation we elected the single sales factor apportionment which might reduce our future taxable income and thus affect the extent to which we can benefit from $10.0 million in deferred tax assets from research and development credit carry forwards. If we determine that it is more likely than not that we will not be able to fully utilize these credits, we will be required to recognize a valuation allowance against these deferred tax assets.

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

During the three months ended August 31, 2012, the amount of gross unrecognized tax benefits increased by approximately $3.5 million primarily due to current period exposures. The total amount of gross unrecognized tax benefits was $51.7 million as of August 31, 2012, of which $32.1 million would benefit tax expense if realized. We elected to include interest expense and penalties accrued on unrecognized tax benefits as a component of our income tax expense. The change in accrued interest and penalties during the third quarter of fiscal year 2012 was not material. We do not expect any significant changes to the amount of unrecognized tax benefit within the next twelve months. Recent statements from the Internal Revenue Service have indicated their intent to seek greater disclosure by companies of their reserves for uncertain tax positions.

We are subject to periodic corporate income tax audits in both the United States and foreign jurisdictions and there are several tax audits at various stages of completion as of August 31, 2012. We believe that we have provided adequate reserves to cover any potential audit adjustments. The statute of limitations for our fiscal years 1994 through 2011 remains open for U.S. purposes. Most foreign jurisdictions have statutes of limitations that range from three to six years.

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

Liquidity and Capital Resources

Current Cash Flows

As of August 31, 2012, we had cash and cash equivalents totaling $675.3 million, representing an increase of $367.1 million from November 30, 2011. As of August 31, 2012, $283.8 million of our cash and cash equivalents were held by our foreign subsidiaries in our foreign operations. Our current intention is to permanently reinvest the majority of our earnings from foreign operations. Our current plans do not anticipate a need to repatriate cash to fund our domestic operations. In the event cash from foreign operations in our foreign operations is needed to fund operations in the U.S., we would be subject to additional income taxes in the United States reduced by any foreign taxes paid on these earnings.

Net cash provided by operating activities in the nine months ended August 31, 2012 was $165.3 million, resulting from net income of $73.3 million, $64.2 million in non-cash charges and $27.8 million net change in assets and liabilities. The non-cash charges primarily included depreciation and amortization, stock-based compensation and tax benefits related to stock benefit plans, less deferred income tax and excess tax benefits from stock-based compensation which are recorded in financing activities. Net change in assets and liabilities for the first nine months of fiscal year 2012 included an increase in accounts receivable, prepaid expenses and other assets, and a decrease in accrued liabilities and restructuring costs offset by an increase in deferred revenue.

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

Net cash used in investing activities was $149.4 million for the nine months ended August 31, 2012, resulting primarily from cash used, net of cash acquired, of $132.2 million for acquisitions, $16.4 million in capital expenditures and $1.2 million in restricted cash pledged as security.

Net cash provided by financing activities was $357.7 million for the nine months ended August 31, 2012, resulting primarily from $584.5 million in net cash received from the issuance of the convertible senior notes, $116.6 million in net cash received from the 2011 Credit Facility (all of which has subsequently been paid down as described below), $25.4 million for the exercise of stock options and the sale of our common stock under our ESPP and $20.6 million in excess tax benefits from stock-based compensation, which were partially offset by $220.3 million of repurchases of shares of our common stock, $151.8 million payment of debt and $17.4 million in withholding taxes related to restricted stock net share settlement.

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

Convertible Senior Notes

In April 2012, we issued convertible senior notes in an aggregate principal amount of $600.0 million due May 1, 2032. The Notes bear interest at a rate of 2.25% per annum. The Notes do not contain any financial covenants or any restrictions on the payment of dividends, the incurrence of senior debt or other indebtedness, or the issuance or repurchase of securities by us. Each $1,000 principal amount of Notes is initially convertible, at the option of the holders, at a rate of 19.7750 shares of our common stock, which represents an initial conversion price of approximately $50.57 per share, which is subject to adjustment upon the occurrence of certain events specified in the indenture. On conversion of a Note, we will deliver cash in an amount generally equal to the lesser of the conversion value and the principal amount of each Note and, for any conversion value greater than the principal amount, we will deliver shares of common stock. Holders may convert Notes prior to February 1, 2032, and other than during the period from February 1, 2017 to May 5, 2017, under the following circumstances: (1) if the Notes are called for redemption, at any time prior to the redemption date; (2) during any fiscal quarter commencing after the fiscal quarter ending on September 2, 2012, if our last reported sale price of a share of common stock for at least 20 trading days during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (3) during any five consecutive trading day period when the trading price per $1,000 principal amount of Notes is less than 98% of the product of the last reported sale price of a share of Common Stock and the conversion rate; and (4) upon the occurrence of certain distributions or corporate events as specified in the indenture governing the Notes. From February 1, 2017 to May 5, 2017, and from February 1, 2032 until the maturity date, holders may convert Notes at any time, regardless of the foregoing circumstances.

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

We must maintain a minimum consolidated interest coverage ratio of 3.5:1.0 and a maximum consolidated leverage ratio of 3.25:1.00 in addition to other customary affirmative and negative covenants. The maximum consolidated leverage ratio decreases to 3.00:1.00 and then to 2.75:1.00 with respect to the second fiscal quarter of our fiscal years 2013 and 2014, respectively.

As of August 31, 2012, we were in compliance with all covenants under this facility.

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

As of August 31, 2012, we were in compliance with all covenants under the Line of Credit.

In connection with the mortgage note payable, we entered into an irrevocable letter of credit in the amount of $13.0 million collateralized under the Line of Credit which renews for successive one-year periods until the mortgage note payable has been satisfied in full. In addition, we have approximately $0.4 million of irrevocable letters of credit outstanding in connection with revenue transactions.

As of August 31, 2012, no other borrowings were outstanding under the Line of Credit.

Guarantee Credit Line

We have a revolving guarantee credit line of approximately $12.6 million available for the issuance of bank guarantees denominated in foreign currency. Issued bank guarantees were approximately $12.2 million and $11.4 million as of August 31, 2012 and November 30, 2011, respectively, and were collateralized by pledging the equivalent amount under restricted cash as required under our guarantee credit line. Other various contractual commitments also require us to pledge cash as security and record this cash under restricted cash. As of August 31, 2012 and November 30, 2011, we had restricted cash of $14.2 million and $13.8 million, respectively, which is included in other assets on our Condensed Consolidated Balance Sheets.

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

We were in compliance with all covenants under the mortgage note agreements as of August 31, 2012.

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

As of August 31, 2012, our contractual commitments associated with indebtedness, lease obligations and restructuring were as follows (in thousands):

	Total	Remainder of 2012	2013	2014	2015	2016	Thereafter
Commitments:
Debt principal	$636,323	$612	$35,711	$—	$—	$—	$600,000
Debt interest	69,280	7,247	14,783	13,500	13,500	13,500	6,750
Operating leases (1)	40,207	2,476	11,301	7,992	9,472	4,230	4,736

Total commitments	$745,810	$10,335	$61,795	$21,492	$22,972	$17,730	$611,486

(1)	Operating leases included future minimum rent payments net of estimated sublease income for facilities that we have vacated pursuant to our restructuring activities.

Future minimum lease payments under restructured non-cancelable operating leases are included in Accrued Restructuring Costs in our Condensed Consolidated Balance Sheets.

The above commitment table does not include approximately $26.5 million of long-term income tax liabilities due to the fact that we are unable to reasonably estimate the timing of these potential future payments.

Indemnification

Our indemnification obligations are summarized in Note 10 to our Condensed Consolidated Financial Statements.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial conditions, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our stockholders.

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

We enter into forward contracts with financial institutions to manage our currency exposure related to net assets and liabilities denominated in foreign currencies, and these forward contracts are generally settled monthly. We do not enter into derivative financial instruments for speculative purposes. We use natural hedges, for example, by offsetting exposures in net assets for one entity with net liabilities of the same currency for another entity. Generally, we manage our currency risk so that an increase or decrease in the value of our forward contracts would offset a corresponding decrease or increase in the US dollar value of net assets or liabilities exposed to the shift in that particular currency, thereby minimizing the impact on earnings. As of August 31, 2012, we had three outstanding forward contracts denominated in United States dollars and six outstanding forward contracts denominated in Euros that resulted in a net gain of $0.6 million.

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

Currently, we maintain our cash in current accounts or money market funds. In general, money market funds are not considered to be subject to interest rate risk because the interest paid on such funds fluctuates with the prevailing interest rate. As of August 31, 2012, our cash and cash equivalents totaled $675.3 million, of which $363.3 million was held in money market funds. As of August 31, 2012, a hypothetical 100 basis point increase in interest rates would not have a significant impact on the fair value of our investments.

Interest on borrowings under the 2011 Credit Facility is based at specified margins above either LIBOR or a base rate defined in the 2011 Credit Facility, whereas the interest rate on our Notes is fixed over its term. Our exposure to interest rate risk under the 2011 Credit Facility will depend on the extent to which we utilize such facility. As of August 31, 2012, the 2011 Credit Facility had a borrowing capacity of $250.0 million and had no outstanding borrowings. A hypothetical 100 basis point increase in the LIBOR or Prime Rate-based interest rate on the 2011 Credit Facility would result in an increase in our interest expense by $1.0 million per year for every $100.0 million borrowed. See Note 8 for a discussion of the 2011 Credit Facility.

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

We are subject to risks arising from adverse changes and uncertainty in domestic and global economies. For example, past domestic and global economic downturns resulted in reduced demand for information technology, including enterprise software and services. The direction and relative strength of the global economy continues to be uncertain and volatile, and could be adversely affected by, among other things, concerns regarding Europe’s potential sovereign-debt crisis and other potential financial issues affecting the European economy, unrest in the Middle East, tightening in the credit markets, downturns in the financial industry, issues related to the United States’ debt, budget and tax rates, and other geopolitical factors, and makes it difficult for us to forecast operating results and to make decisions about future investments. We cannot predict the duration of these economic conditions or the impact they may have on our customers or business. Information technology spending has historically declined or been postponed as general economic and market conditions have worsened. During challenging and uncertain economic times and in tight credit markets, many customers delay or reduce technology purchases. Contract negotiations may become more protracted or difficult if customers institute additional internal approvals for technology purchases or require more negotiation of contract terms and conditions. These economic conditions, and uncertainty as to the general direction of the macroeconomic environment, are beyond our control and could result in reductions in sales of our products, longer sales cycles, difficulties in collection of accounts receivable or delayed payments, slower adoption of new technologies, increased price competition and reductions in the rate at which our customers renew their maintenance agreements and procure consulting services.

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

Our strategy contemplates future acquisitions, which may present risks including our incurring unanticipated expenses or additional debt, difficulty in integrating our operations, competition from other potential acquirors, financing challenges and dilution to our stockholders and may harm our operating results.

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

In addition, we may face competition for acquisition targets from larger and more established companies with greater financial resources. Therefore, we may engage in discussions for, and incur expenses and fees for, acquisitions that do not ultimately occur. This could result in a diversion of our management’s time and increased expenses.

Also, in order to finance any acquisition, we may need to raise additional funds through public or private financings or use our cash reserves. In that event, we may not be able to raise additional funds or we could be forced to obtain equity or debt financing on terms that are not favorable to us or that result in dilution to our stockholders. Use of our cash reserves for acquisitions could limit our financial flexibility in the future. The terms of existing or future loan agreements may place limits on our ability to incur additional debt to finance acquisitions. If we issued shares of stock or other rights with respect to our capital stock to consummate an acquisition, our existing stockholders may be diluted and earnings per share may decrease. If we are not able to acquire strategically attractive businesses, products or technologies, we may not be able to remain competitive in our industry or achieve our overall growth plans.

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

Since December 1, 2010 through the end of our third fiscal quarter of fiscal year 2012, our stock price has fluctuated between a low of $18.43 and a high of $34.67. If market or industry-based fluctuations continue, our stock price could decline in the future regardless of our actual operating performance and investors could incur significant losses.

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

Our valuation methodology for assessing impairment requires management to make judgments and assumptions based on historical experience and to rely on projections of future operating performance. We operate in highly competitive environments and projections of future operating results and cash flows may vary significantly from actual results. Additionally, if our analysis results in an impairment to our goodwill, we would be required to record a non-cash charge to earnings in our financial statements during a period in which such impairment is determined to exist.

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

In addition, our debt agreements contain financial covenants and additional affirmative and negative covenants. Our ability to comply with these covenants is dependent on our future performance, which will be subject to many factors, some of which are beyond our control, including prevailing economic conditions. If we are not able to comply with all of these covenants for any reason and we have debt outstanding at the time of such failure, some or all of our outstanding debt could become immediately due and payable and the incurrence of additional debt under the credit facilities would not be allowed. If our cash is utilized to repay any outstanding debt, depending on the amount of debt outstanding, we could experience an immediate and significant reduction in working capital available to operate our business. In the event of an acceleration of our debt obligations, we may also not have, and may not be able to obtain, sufficient funds to make any accelerated payments, including under our convertible senior notes.

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

In April 2012, we issued $600.0 million aggregate principal amount of convertible senior notes due 2032 (the “Notes”). All of the Notes were outstanding as of August 31, 2012. The Note holders can convert the Notes, under certain circumstances, into cash in an amount generally equal to the lesser of the conversion value and the principal amount of each Note and, for any conversion value greater than the principal amount, into shares of common stock at any time before the Notes mature or we redeem or repurchase them. Upon certain dates (May 5, 2017, May 1, 2022, and May 1, 2027) or the occurrence of certain events including a change in control, the Note holders can require us to repurchase some or all of the Notes.

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

As a multinational corporation, we are subject to income taxes in the United States and various foreign jurisdictions. Significant judgment is required in determining our global provision for income taxes and other tax liabilities. Any change in the geographical allocation of our business could adversely affect our tax rates to the extent the shift is weighted towards jurisdictions with higher tax rates.

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

In addition, our future effective tax rates could be unfavorably affected by changes in tax rates, changes in the valuation of our deferred tax assets or liabilities, or changes in tax laws or their interpretation. Such changes could have a material adverse effect on our financial results.

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

The following table provides information about the repurchase of our common stock during the third quarter of fiscal year 2012 (in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
June 1, 2012 – June 30, 2012	—	$—	—	$179,016
July 1, 2012 – July 31, 2012	500	$27.93	500	$165,051
August 1, 2012 – August 31, 2012	653	$27.24	653	$147,260

Total	1,153	$27.54	1,153

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 6.	EXHIBITS

3.1(1)	Amended and Restated Certificate of Incorporation of Registrant.

3.2(2)	Amended and Restated Bylaws of Registrant.

31.1	Rule 13a-14(a) / 15d-14(a) Certification by Chief Executive Officer.

31.2	Rule 13a-14(a) / 15d-14(a) Certification by Chief Financial Officer.

32.1	Section 1350 Certification by Chief Executive Officer.

32.2	Section 1350 Certification by Chief Financial Officer.

101	Interactive data files (XBRL) pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets as of August 31, 2012 and November 30, 2011, (ii) the Condensed Consolidated Statement of Operations for the three months and nine months ended August 31, 2012 and 2011, (iii) the Condensed Consolidated Statements of Cash Flows for the nine months ended August 31, 2012 and 2011 and (iv) the Notes to Condensed Consolidated Financial Statements.*

(1)	Incorporated by reference to Exhibit 3.1 filed with the Registrant’s Registration Statement on Form 8-A, filed with the SEC on February 23, 2004.
(2)	Incorporated by reference to Exhibit 3.1 filed with the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2009, filed with the SEC on July 9, 2009.
*	XBRL (Extensible Business Reporting Language) information is furnished and not filed herewith, is not a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TIBCO SOFTWARE INC.

By:	/s/ Sydney L. Carey
Sydney L. Carey
Executive Vice President, Chief Financial Officer
(Principal Financial Officer and duly authorized officer)

By:	/s/ Brent P. Hogenson
Brent P. Hogenson
Vice President, Corporate Controller
(Principal Accounting Officer and duly authorized officer)

Date: October 12, 2012

EXHIBIT INDEX

3.1(1)	Amended and Restated Certificate of Incorporation of Registrant.

3.2(2)	Amended and Restated Bylaws of Registrant.

31.1	Rule 13a-14(a) / 15d-14(a) Certification by Chief Executive Officer.

31.2	Rule 13a-14(a) / 15d-14(a) Certification by Chief Financial Officer.

32.1	Section 1350 Certification by Chief Executive Officer.

32.2	Section 1350 Certification by Chief Financial Officer.

101	Interactive data files (XBRL) pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets as of August 31, 2012 and November 30, 2011, (ii) the Condensed Consolidated Statement of Operations for the three months and nine months ended August 31, 2012 and 2011, (iii) the Condensed Consolidated Statements of Cash Flows for the nine months ended August 31, 2012 and 2011 and (iv) the Notes to Condensed Consolidated Financial Statements.*

(1)	Incorporated by reference to Exhibit 3.1 filed with the Registrant’s Registration Statement on Form 8-A, filed with the SEC on February 23, 2004.
(2)	Incorporated by reference to Exhibit 3.1 filed with the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2009, filed with the SEC on July 9, 2009.
*	XBRL (Extensible Business Reporting Language) information is furnished and not filed herewith, is not a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.