Form 10-K
period 2012-11-30
TIBCO SOFTWARE INC
filed 2013-01-28
CIK 1085280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________
FORM 10-K
_____________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended November 30, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                                      to
Commission file number: 000-26579
_____________________________________________________________
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
None
_____________________________________________________________
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant (based upon the closing sale price of such shares on the NASDAQ Global Select Market on June 1, 2012) was approximately $3.3 billion. Shares of common stock held by each executive officer and director and by each entity that owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of January 21, 2013, there were 162,879,916 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for the 2013 Annual Meeting of Stockholders to be held on April 25, 2013 are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein.

TIBCO SOFTWARE INC.
For the Fiscal Year Ended November 30, 2012

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
Overview
TIBCO Software Inc. ("TIBCO," the "Company," "we" or "us"), a Delaware corporation, is a leading independent provider of middleware and infrastructure software. Our standards-based software platform enables customers to create flexible, event-driven applications from infrastructure and deliver real-time, actionable insights. We do this by:

•	Integrating and orchestrating software components known as "services," stand alone applications, and various other streams of information;

•	Automating and optimizing business processes that span customers’ and partners’ operations;

•	Analyzing data, especially through visual models, to better understand business behaviors;

•	Detecting and interpreting significant patterns among streams of relevant business and system events; and

•	Enabling collaboration among and between people and systems in the enterprise.
We provide these capabilities across a range of environments including physical and virtualized hardware, standards-based and proprietary, computing grids and public or private clouds.
Using our software, customers have the ability to capture the right information, at the right time and act on it preemptively for a competitive advantage—what we call "the two-second advantage™". As the backbone of real-time data movement and business process execution across the enterprise, TIBCO’s software is uniquely capable of correlating, in real-time, information about an organization’s operations and performance with information about expected behavior and business rules. This correlation of real-time events with expected behaviors allows a company to anticipate customer needs, capitalize on new opportunities, and avoid potential problems in a faster and more beneficial way than through more traditional, transaction-oriented applications. Our solutions help customers operate their business more efficiently, better capitalize on opportunities to increase revenue and market share and extend the life of past investments made.
We are the successor to a portion of the business of Teknekron Software Systems, Inc. ("Teknekron"). Teknekron developed software, known as The Information Bus® ("TIB") technology, for the integration and delivery of market data, such as stock quotes, news and other financial information, in trading rooms of large banks and financial services institutions. In 1992, Teknekron expanded its development efforts to include solutions designed to enable complex and disparate manufacturing equipment and software applications, primarily in the semiconductor fabrication market, to communicate within the factory environment. Teknekron was acquired by Reuters Group PLC ("Reuters"), the global information company, in 1994. Following the acquisition, continued development of the TIB® technology was undertaken to expand its use in the financial services markets.
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
Trademarks
TIBCO, TIBCO Software, Information Bus, TIB, two-second advantage, Spotfire, Foresight, Netrics, Nimbus, Kabira,

Proginet, OpenSpirit, Loyalty Lab and LogLogic are the trademarks or registered trademarks of TIBCO Software Inc. in the United States and other countries. This Annual Report on Form 10-K also refers to the trademarks of other companies.
Products
We offer a wide range of software products that can be sold individually to solve specific technical challenges, but the emphasis of our product development and sales efforts is to create products that interoperate and can be sold together as a suite to enable businesses to be more cost-effective, agile and efficient. We divide our products into three major groups: service-oriented architecture ("SOA") and core infrastructure; business optimization; and process automation and collaboration.

•
SOA and core infrastructure: Our software helps organizations integrate their disparate systems and move towards a more flexible infrastructure comprised of services or discrete data components that can be assembled, orchestrated and reused. Such services can be invoked from across the business and aggregated with other such services to create "infrastructure applications" that span technological, organizational and geographic boundaries and are often more flexible, efficient and effective than traditional packaged applications. Our software enables the creation, management and virtualization of heterogeneous services and provides a unified environment for policy and service management. Our software gives companies the flexibility to do these things using the standards or technologies that best meet their needs in specific situations without replacing existing technologies or committing to any one technology across the enterprise. We provide data governance software that ensures such services and underlying data can be trusted, in order to make the enterprise more efficient and mitigate risks.

•
Business optimization: Our software tracks large volumes of real-time events as they occur and applies sophisticated rules in order to identify patterns that signify problems, threats and opportunities, and can automatically initiate appropriate notifications or adaptations of processes. Our software also makes it easy for anyone in an organization to instantly visualize, interact with, and share data analyses. Our flexible and easy-to-use platform utilizes in-memory technology and a direct query access approach to speed the analysis of big data, while also leveraging real-time event monitoring and predictive models. This helps line-level employees perform their jobs, helps managers identify and analyze problems and aberrations, and gives executives the power to spot opportunities and risks faster than the competition.

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

Our products are currently licensed by companies worldwide in diverse industries such as financial services, telecommunications, government, energy, life sciences, insurance, logistics, manufacturing, retail and transportation. We sell our products through a direct sales force and through alliances with other software vendors, resellers and systems integrators.
Services
Professional Services
Our professional services offerings include a wide range of consulting services such as systems planning and design, installation and systems integration for the rapid deployment of TIBCO products. We offer our professional services with the initial deployment of our products as well as on an ongoing basis to address the continuing needs of our customers. Our professional services staff is located throughout the Americas; Europe, the Middle East and Africa ("EMEA"); and Asia Pacific and Japan ("APJ"), enabling us to perform installations and respond to customer demands rapidly across our global customer base. Many of our professional services employees have advanced degrees, substantial TIBCO experience and industry expertise in systems architecture and design; additionally, many also have domain expertise in energy, financial services, logistics, life sciences, manufacturing, telecommunications and other industries.
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
Maintenance and Support
We offer a suite of software support and maintenance options that are designed to meet the needs of our diverse customer base. These support options include 24 hour coverage that is available seven days a week, 365 days a year, to meet the needs of our global customers. To accomplish this level of support we have established a worldwide support organization with major support centers in Palo Alto, California; Chapel Hill, North Carolina; London and Swindon, England; Woy Woy, Australia; Beijing, China; and Pune, India. These centers, working in conjunction with several smaller support offices located throughout the Americas, EMEA and APJ, provide seamless support across the globe on a 24/7 basis.
In addition to support teams around the globe, we have a customer support website that provides our customers with the ability to submit service requests, receive confirmations on opened service requests and obtain current status on these requests. Additionally, the customer support website provides access to our support procedures, escalation numbers and late breaking news ("LBN"). LBN is used to provide updates and new information about our products. It also provides customers with information on generally known problems and suggested solutions or workarounds that may be available.
Training
We provide a comprehensive and global training program for customers and partners through regional technical learning centers, customer dedicated training, live online training, and self-paced eLearning. Training is available at our main office in Palo Alto, California and at major training centers in Atlanta, Georgia; Maidenhead, England; Munich, Germany; Sydney, Australia; Pune, India and Singapore. Additionally, we offer a variety of flexible programs designed to meet the training needs of individuals and companies. Our Educational Services group has the capability to develop efficient and effective training solutions to address the specific needs of individual customers and partners. Our curriculum leads to an industry recognized technical certification in core TIBCO technologies.
Hosted Services
We have several hosted service offerings, including our tibbr and Loyalty Lab subscription services. We offer these services in a cloud deployment model where our software runs on third party infrastructure components such as servers, storage and network devices. The fees we receive for these services include subscription and maintenance and support fees.
Sales
We currently market our software and services primarily through a direct sales organization complemented by indirect sales channels. Our direct sales force is located throughout the Americas, EMEA and APJ and operates globally through our foreign subsidiaries.
Our revenue consists of license and service and maintenance fees from our customers and distributors. License fees represented approximately 40%, 41% and 40% of our total revenue in fiscal years 2012, 2011 and 2010, respectively. Revenue from service and maintenance represented approximately 60%, 59% and 60% of our total revenue in fiscal years 2012, 2011 and 2010, respectively.
Sales to customers outside the United States totaled $526.6 million, representing 51% of our total revenue in fiscal year 2012. For a geographic breakdown of our revenue and property and equipment, see Note 21 to our Consolidated Financial Statements included in this Annual Report on Form 10-K.
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
Seasonality and Quarterly Order Flow
Our business is subject to variations throughout the year due to seasonal factors in the United States and worldwide. These factors include fewer selling days during the summer vacation season, the impact of the December holidays and a slowdown in capital expenditures by our customers after calendar year-end (during our first fiscal quarter). These factors typically constrain sales activity in our first and third fiscal quarters compared to the rest of the year, and they make quarter-to-

quarter comparisons of our operating results less meaningful.
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
Competition
The market for our products and services is extremely competitive and subject to rapid change. While we offer a comprehensive suite of integration solutions and believe we are a market leader among infrastructure software companies, we compete with various providers of infrastructure software including IBM, Oracle, Progress Software, SAP and Software AG, as well as certain point-solution providers such as Pegasystems and Qlik Technologies. We offer a complete suite of infrastructure software products, but IBM, Oracle and SAP offer products outside our segment and routinely bundle their broader set of products with their infrastructure software products. We expect additional competition from other established and emerging companies. In addition, we may face pricing pressures from our current competitors and new market entrants in the future. We believe that the competitive factors affecting the market for our products and services include product functionality and features, quality of professional services offerings, performance and price, ease of product implementation, quality of customer support services, customer training and documentation, and vendor and product reputation. The relative importance of each of these factors depends upon the specific customer environment. We believe that our products and services currently compete favorably with respect to such factors. However, we may not be able to maintain our competitive position against current and potential competitors.
Research and Development
Our success is heavily dependent upon our ability to develop new products and technologies and to enhance our existing products. We expect that a majority of our research and development activities will focus on enhancing and extending our TIBCO products and that such enhancements and new products will be developed internally. However, as part of our development strategy, we may also license or acquire externally developed technologies for inclusion in our product solutions. We expect that we will continue to commit significant resources to product development in the future. Product development costs are recorded as research and development expenses. Our research and development expenses, including stock-based compensation expense, were $154.5 million, $143.2 million and $124.7 million in fiscal years 2012, 2011 and 2010, respectively. To date, product development costs have been expensed as incurred, with the exception of immaterial costs related to hosted services, because the time period between achieving technological feasibility for a product and the general availability of such product has typically been very short.
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

Employees
As of November 30, 2012, we employed 3,646 persons, including 978 in sales and marketing, 838 in research and development, 349 in general and administrative and 1,481 in professional services and technical support. Of our 3,646 employees, 1,794 were located in the Americas, 825 in EMEA and 1,027 in APJ. Our success is highly dependent on our ability to attract and retain qualified employees. Competition for employees is intense in the software industry. To date, we believe we have been successful in our efforts to recruit qualified employees, but there is no assurance that we will continue to be as successful in the future.
Available Information
Our principal internet address is www.tibco.com. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are filed electronically with the United States Securities and Exchange Commission (the "SEC"). Such reports and other information filed by us with the SEC are available, free of charge, on the Investor Information page of our website at http://www.tibco.com/company/investor_info as soon as reasonable practicable after we file such reports on the SEC website. The public may read and copy any materials we have filed with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy, and information statements and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. The contents of these websites are not incorporated into this filing. Further, the references to the URLs for these websites are intended to be inactive textual references only.

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
We are subject to risks arising from adverse changes and uncertainty in domestic and global economies. For example, past domestic and global economic downturns resulted in reduced demand for information technology, including enterprise software and services. The direction and relative strength of the global economy continues to be uncertain and volatile, and could be adversely affected by, among other things, concerns regarding Europe's potential sovereign-debt crisis and other potential financial issues affecting the European economy, unrest in the Middle East, tightening in the credit markets, downturns in the financial industry, issues related to the United States' debt, budget and tax rates, and other geopolitical factors, and makes it difficult for us to forecast operating results and to make decisions about future investments. We cannot predict the duration of these economic conditions or the impact they may have on our customers or business. Information technology spending has historically declined or been postponed as general economic and market conditions have worsened. During challenging and uncertain economic times and in tight credit markets, many customers delay or reduce technology purchases. Contract negotiations may become more protracted or difficult if customers institute additional internal approvals for technology purchases or require more negotiation of contract terms and conditions. These economic conditions, and uncertainty as to the general direction of the macroeconomic environment, are beyond our control and could result in reductions in sales of our products, longer sales cycles, difficulties in collection of accounts receivable or delayed payments, slower adoption of new technologies, increased price competition and reductions in the rate at which our customers renew their maintenance agreements and procure consulting services.

Our success depends on our ability to overcome significant competition.
The market for our products and services is extremely competitive and subject to rapid change. We compete with a variety of large and small providers of infrastructure software, SOA, business optimization and process automation and collaboration, including companies such as IBM, Oracle,Progress Software, SAP and Software AG, as well as certain point-solution providers such as Pegasystems and Qlik Technologies. We also face competition for certain aspects of our product and service offerings from major systems integrators, and our customers have alternatives to our proprietary software from open source software providers that provide software and intellectual property, typically without charging license fees, or from other competitors offering products through alternative business models, such as software as a service. Many of our current and potential competitors have longer operating histories, significantly greater financial, technical, product development and marketing resources, greater name recognition, and larger customer bases than we do. This may allow our present or future competitors to develop products comparable or superior to those we offer; adapt more quickly than we do to new technologies, evolving industry trends or customer requirements; and devote greater resources to the development, promotion and sale of their products than we do. For example, some of our competitors offer products outside our segment and routinely bundle these products with their infrastructure software products. Also, some of our competitors are expanding their competitive product offerings and strengthening their market position through increases in capital expenditures for internal research and development. Accordingly, we may not be able to compete effectively in our markets or against existing and future competitors, which could adversely affect our business and operating results.

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
Our success depends in part on our ability to continually enhance and broaden our product offerings in response to changing technologies, customer demands and competitive pressures. We have acquired and expect to continue to acquire complementary businesses, products and technologies as part of our corporate strategy. In this regard, we have made a number of strategic acquisitions in recent years. We do not know if we will be able to complete any future acquisitions or whether we will be able to successfully integrate any acquired business, operate it profitably or retain its key employees or customers. Acquiring any new business, product or technology could be expensive and time-consuming, disrupt our ongoing business and financial performance, distract our management, increase our debt to finance such acquisition, increase our capital expenditures to support such new business and require us to manage larger and more complex operations. Therefore, we may not be able, either immediately post-acquisition or ever, to replicate the pre-acquisition revenues achieved by companies that we acquire or achieve the benefits of the acquisition we anticipated in valuing the businesses, products or technologies we acquire. Furthermore, the costs of integrating acquired companies in international transactions can be particularly high, due to, among other things, local laws and regulations. If we are unable to integrate any newly acquired entity, products or technology effectively, our business, financial condition and operating results could suffer. In addition, any amortization or impairment of acquired intangible assets, stock-based compensation or other charges resulting from the costs of acquisitions could harm our operating results.

In addition, we may face competition for acquisition targets from larger and more established companies with greater financial resources. Therefore, we may engage in discussions for, and incur expenses and fees for, acquisitions that do not ultimately occur. This could result in a diversion of our management's time and increased expenses.

Also, in order to finance any acquisition, we may need to raise additional funds through public or private financings or use our cash reserves. In that event, we may not be able to raise additional funds or we could be forced to obtain equity or debt financing on terms that are not favorable to us or that result in dilution to our stockholders. Use of our cash reserves for acquisitions could limit our financial flexibility in the future. The terms of existing or future loan agreements may place limits on our ability to incur additional debt to finance acquisitions. Further, if we finance an acquisition by issuing shares of stock or other rights with respect to our capital stock, our existing stockholders would be diluted and earnings per share may decrease. If we are not able to acquire strategically attractive businesses, products or technologies, we may not be able to remain competitive in our industry or achieve our overall growth plans.

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

In addition, the laws of some countries do not provide the same level of protection of our proprietary information as do the laws of the United States. If our proprietary information or material were misappropriated or challenged, we might have to engage in litigation to protect it. We might not succeed in protecting our proprietary information if we initiate intellectual property litigation, and, in any event, such litigation would be expensive and time-consuming, could divert our management's attention away from running our business and could seriously harm our business.

Claims by others that our products may infringe their intellectual property rights may cause us to incur unexpected costs or prevent us from selling our products.
Third parties may claim that certain of our products infringe their patents or other intellectual property rights. In addition, our use of open source software components in our products may make us vulnerable to claims that our products infringe third-party intellectual property rights, in particular because many of the open source software components we may incorporate with our products may be developed by numerous independent parties over whom we exercise no supervision or control. "Open source software" is software that is covered by a license agreement which permits the user to liberally copy, modify and distribute the software, typically free of charge. Further, because patent applications in the United States and many other countries are not publicly disclosed at the time of filing, applications covering technology used in our software products may have been filed without our knowledge. We may be subject to legal proceedings and claims from time to time, including claims of alleged infringement of the patents, trademarks and other intellectual property rights of third parties by us or our licensees in connection with their use of our products. Our software license agreements typically provide for indemnification of our customers for intellectual property infringement claims. Intellectual property litigation, with or without merit, is expensive and time consuming, could cause product shipment delays and could divert our management's attention away from running our business and seriously harm our business. If we were to discover that our products violated the intellectual property rights of others, we would have to obtain licenses from these parties, which could require the payment of royalty or licensing fees, in order to continue marketing our products without substantial reengineering. We might not be able to obtain the necessary licenses on acceptable terms or at all, and if we could not obtain such licenses, we might not be able to reengineer our products successfully or in a timely fashion. If we fail to address any infringement issues successfully, we would be forced to incur significant costs, including damages and potentially satisfying indemnification obligations that we have to our customers, and we could be prevented from selling certain of our products.

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

•	restrictions on the transfer of funds, including with respect to restrictions on our ability to repatriate foreign cash to the United States at favorable tax rates;

•	currency exchange rate fluctuations;

•	overlapping tax regimes;

•	increased expense of developing, testing and making localized versions of our products;

•	managing our international operations; and

•	longer payment cycles and credit and collectibility risk on our trade receivables.

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
In addition to receiving revenue and incurring expenses in U.S. dollars, we also receive revenue and incur expenses in approximately twenty-five foreign currencies. As a result of these international sales and operations, our revenue, expenses and net income are impacted by foreign exchange rate fluctuations against the U.S. dollar. For example, any strengthening of the U.S. dollar against foreign currencies would result in lower revenues from our international sales when sales are calculated into U.S. dollars, although these decreases may be partially offset by lower operating expenses. Additionally, customers in foreign countries that incur higher costs due to the strengthening of the U.S. dollar may elect to delay payments or default on credit extended to them. Any material delay or default in our collection of significant accounts could have a negative effect on our results of operations. Additionally, any strengthening of the U.S. dollar could require us to offer discounts, reduce pricing or offer other incentives to mitigate any negative effects on demand from such rise in the U.S. dollar. Further, in the event that the U.S. dollar weakens compared to foreign currencies, we may incur higher operating expenses in those locations and, therefore, our business, financial condition and operating results could suffer. As our international operations continue to grow, or if large fluctuations in foreign exchange rates continue, our revenue, operating expenses and income may be adversely affected.

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

We may not be able to successfully offer products and enhancements that respond to emerging technological trends and customers' needs.
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
Certain open source software is licensed pursuant to license agreements that require a user who distributes the open source software as a component of the user's software to disclose publicly part or all of the source code to the user's software. This effectively renders what was previously proprietary software open source software. As competition in our markets increases, we must strive to be cost-effective in our product development activities. Many features we may wish to add to our products in the future may be available as open source software and our development team may wish to make use of this software to reduce development costs and speed up the development process. While we carefully monitor the use of all open source software and try to ensure that no open source software is used in such a way as to require us to disclose the source code to the related product, such use could inadvertently occur. Additionally, if a third party has incorporated certain types of open source software into its software but has failed to disclose the presence of such open source software and we embed that third party software into one or more of our products, we could, under certain circumstances, be required to disclose the source code to our product. This could have a material adverse effect on our business.

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

During our fiscal year 2012, our stock price fluctuated between a low of $20.04 and a high of $34.67. If market or industry-based fluctuations continue, our stock price could decline in the future regardless of our actual operating performance and investors could incur significant losses.

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
In April 2012, we issued $600.0 million aggregate principal amount of convertible senior notes due 2032 (the "Notes"). All of the Notes were outstanding as of November 30, 2012. The Note holders can convert the Notes, under certain circumstances, into cash in an amount generally equal to the lesser of the conversion value and the principal amount of each Note and, for any conversion value greater than the principal amount, into shares of common stock at any time before the Notes mature or we redeem or repurchase them. Upon certain dates (May 5, 2017, May 1, 2022, and May 1, 2027) or the occurrence of certain events including a change in control, the Note holders can require us to repurchase some or all of the Notes.

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

Given that events constituting a "change in control" can trigger repurchase obligations, the existence of such repurchase obligations may delay or discourage a merger, acquisition, or other consolidation.

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

In the ordinary course of a global business, there are many intercompany transactions and calculations where the ultimate tax determination is uncertain. Our income tax returns are routinely subject to audits by tax authorities and those authorities often disagree with positions taken by us on our tax returns. Although we regularly assess the likelihood of adverse outcomes resulting from these examinations to determine our estimates of uncertain tax positions, a final determination of tax audits or tax disputes could have an adverse effect on our results of operations and financial condition.

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

In addition, our future effective tax rates could be unfavorably affected by changes in tax rates, changes in the valuation of our deferred tax assets or liabilities, or changes in tax laws or their interpretation. Such changes could have a material adverse effect on our results of operations and financial condition.

We may be subject to increased income taxes, and other restrictions and limitations, if we were to decide to repatriate any of our foreign cash balances to the United States.
As of November 30, 2012, we held approximately $302.8 million, or 42%, of our cash and cash equivalents, outside of the United States. We use our foreign cash by reinvesting it into our foreign operations. Our current intention is to continue to reinvest the majority of our earnings from foreign operations. Our current plans do not anticipate a need to repatriate cash to fund our domestic operations. In the event cash from foreign operations is needed to fund operations in the U.S. or our foreign cash balance continues to grow such that we are unable to reinvest such cash outside of the United States, it may become increasingly likely that we would repatriate some of our foreign cash balances to the United States. In such event, we would be subject to additional income taxes in the United States.

Additionally, if we were to repatriate foreign cash to the United States, we would use a portion of our domestic net operating loss carryforward which could result in us being subject to cash income taxes on the earnings of our domestic business sooner than would otherwise have been the case.

Any of these scenarios may subject us to costs, restrictions and/or limitations that result in us being unable to use our cash in the manner we desire, which may have a material adverse effect on our results of operations and financial condition.
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

In addition, the Financial Accounting Standards Board is currently working with the International Accounting Standards Board ("IASB") to converge certain accounting principles and to facilitate more comparable financial reporting between companies that are required to follow GAAP and those that are required to follow International Financial Reporting Standards ("IFRS"). These projects may result in different accounting principles under GAAP, which may have a material impact on the way in which we report financial results in areas including, but not limited to, principles for recognizing revenue, lease accounting, and financial statement presentation. A change in accounting principles from GAAP to IFRS may have a material impact on our financial statements should IFRS be incorporated into the financial reporting system for U.S. companies.

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
Termination of Contracts. Public sector customers often have contractual or other legal rights to terminate current contracts for convenience or due to a default. If a contract is terminated for convenience, which can occur if the customer's needs change, we may only be able to collect payment for products or services delivered prior to termination and settlement expenses. If a contract is terminated because of default, we may not recover even those amounts, and we may be liable for excess costs incurred by the customer for procuring alternative products or services.
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
Section 404 of the Sarbanes-Oxley Act requires that management report annually on the effectiveness of our internal control over financial reporting and identify any material weaknesses in our internal control and financial reporting environment. If management identifies any material weaknesses, their correction could require remedial measures which could be costly and time-consuming. In addition, the presence of material weaknesses could result in financial statement errors which in turn could require us to restate our financial statements. Any identification by us or our independent registered public accounting firm of material weaknesses, even if quickly remedied, could damage investor confidence in the accuracy and completeness of our financial reports, which could affect our stock price and potentially subject us to litigation.

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
Our principal administrative, sales, marketing, service and research and development facilities are located in a four building campus totaling approximately 292,000 square feet in Palo Alto, California, which we purchased in June 2003. In connection with the purchase, we entered into a 51-year lease of the land upon which the buildings are located. Further information on the terms of the building acquisition can be found in "Management’s Discussion and Analysis of Financial Condition and Results of Operation" and Note 7 to our Consolidated Financial Statements included in this Annual Report on Form 10-K.
In addition to our Palo Alto campus and other facilities in the United States, we lease facilities in Maidenhead and London, England, to serve as our EMEA headquarters; as well as Rotterdam, Netherlands; Pune, India; Munich, Germany; Paris, France; Gothenburg, Sweden; and Sydney, Australia; which are primarily used for sales, field support or research and development. We also lease facilities in approximately 60 other cities throughout the world. Lease terms range from month-to-month on certain offices to ten years on certain direct leases. We are continuously evaluating the adequacy of existing facilities and additional facilities in new cities, and we believe that suitable additional space will be available in the future on commercially reasonable terms as needed.

ITEM 3.	LEGAL PROCEEDINGS
See Note 14 to our Consolidated Financial Statements included in this Annual Report on Form 10-K for information responsive to this item.

ITEM 4.	MINE SAFETY DISCLOSURES
Not Applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock is quoted on the NASDAQ Global Select Market ("NASDAQ") under the symbol "TIBX." The following table presents the high and low intra-day sale prices of our common stock on NASDAQ during the fiscal quarters indicated:

Fiscal Year 2012	High	Low
First quarter ended March 4, 2012	$29.95	$20.04
Second quarter ended June 3, 2012	$34.67	$25.26
Third quarter ended September 2, 2012	$30.78	$25.00
Fourth quarter ended November 30, 2012	$32.95	$23.58
Fiscal Year 2011
First quarter ended February 27, 2011	$25.94	$19.15
Second quarter ended May 29, 2011	$30.75	$22.87
Third quarter ended August 28, 2011	$31.45	$18.43
Fourth quarter ended November 30, 2011	$31.15	$19.52
Holders of Record
As of January 21, 2013, there were approximately 1,810 stockholders of record of our common stock.
Dividends
We have never declared or paid any cash dividends on our common stock, and we do not anticipate paying any cash dividends in the foreseeable future. In addition, our revolving credit facility restricts our ability to pay cash dividends, unless there is no default under the facility and our consolidated leverage ratio is less than 3.00:1.0 after giving effect to such dividend. This consolidated leverage ratio decreases to 2.75:1.00 and then to 2.50:1.00 with respect to the second fiscal quarter of our fiscal years 2013 and 2014, respectively.
Equity Compensation Plan Information
For equity compensation plan information, please refer to Item 12 in Part III of this Annual Report on Form 10-K.

Performance Graph
The following graph compares the five-year cumulative total return to stockholders on our common stock for the period ending November 30, 2012, with the cumulative total return of the NASDAQ Composite Index and the S&P Information Technology Index. The graph assumes that $100.00 was invested on November 30, 2007 in each of our common stock, the NASDAQ Composite Index and the S&P Information Technology Index, and that all dividends were reinvested. No cash dividends have been declared or paid on our common stock. The comparisons in the table are required by the SEC and are not intended to forecast or be indicative of possible future performance of our common stock.

	As of November 30,
	2007	2008	2009	2010	2011	2012
TIBCO Software Inc.	$100.00	$61.81	$109.83	$250.83	$349.94	$319.92
NASDAQ Composite Index	$100.00	$56.52	$78.65	$92.09	$98.00	$110.32
S&P Information Technology Index	$100.00	$56.72	$88.39	$97.72	$106.27	$120.98

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
On March 29, 2012, we announced that our Board of Directors approved a new stock repurchase program pursuant to which we may repurchase up to $300.0 million of our outstanding common stock from time to time in the open market or through privately negotiated transactions. In connection with the approval of this program, our Board of Directors also terminated our previous $300.0 million stock repurchase program from December 2010, and the remaining authorized amount of approximately $38.4 million under the December 2010 stock repurchase program was canceled. As of November 30, 2012, the remaining authorized amount for stock repurchases under the March 2012 stock repurchase program was approximately $147.3 million.
We did not repurchase any of our common stock during the three months ended November 30, 2012.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
September 1 – September 30	—	$—	—	$147,260,336
October 1 – October 31	—	$—	—	$147,260,336
November 1 – November 30	—	$—	—	$147,260,336
Total	—	$—	—

ITEM 6.	SELECTED FINANCIAL DATA
The selected consolidated financial data below have been derived from our audited financial statements. The following table should be read in conjunction with "Management’s Discussion and Analysis of Financial Condition and Results of Operation" and our Consolidated Financial Statements and notes thereto included elsewhere in this Annual Report on Form 10-K. The historical results presented below are not indicative of any future results.
All amounts presented in the table below are stated in thousands, except for per share data.

	Year Ended November 30,
	2012	2011	2010	2009	2008
Selected Consolidated Statements of Operations Data:
Revenue:
License	$410,306	$377,618	$301,532	$247,237	$273,415
Service and maintenance	614,307	542,628	452,475	374,151	371,056
Total revenue	1,024,613	920,246	754,007	621,388	644,471
Cost of revenue:
License	41,363	35,309	35,325	28,252	30,276
Service and maintenance	241,452	212,066	162,468	130,800	147,622
Total cost of revenue	282,815	247,375	197,793	159,052	177,898
Gross profit	741,798	672,871	556,214	462,336	466,573
Operating expenses:
Research and development	154,535	143,173	124,654	108,691	106,594
Sales and marketing	317,001	285,366	240,357	204,212	224,641
General and administrative	70,868	59,990	49,260	46,666	53,046
Amortization of acquired intangible assets	19,654	19,149	16,414	14,165	16,557
Acquisition related and other	2,672	1,840	3,421	—	—
Restructuring charges	(648)	8,926	6,953	—	—
Total operating expenses	564,082	518,444	441,059	373,734	400,838
Income from operations	177,716	154,427	115,155	88,602	65,735
Interest and other income (expense), net	994	(472)	(160)	3,983	8,333
Interest expense	(23,396)	(4,020)	(4,123)	(2,968)	(3,238)
Income before income taxes	155,314	149,935	110,872	89,617	70,830
Provision for income taxes	33,200	37,300	32,401	27,097	18,314
Net Income	122,114	112,635	78,471	62,520	52,516
Less: Net income attributable to noncontrolling interest	107	229	383	218	105
Net income attributable to TIBCO Software Inc.	$122,007	$112,406	$78,088	$62,302	$52,411
Net income per share attributable to TIBCO Software Inc.:
Basic	$0.76	$0.70	$0.49	$0.37	$0.29
Diluted	$0.72	$0.65	$0.46	$0.36	$0.29
Shares used in computing net income per share attributable to TIBCO Software Inc.:
Basic	160,330	161,469	160,959	168,970	180,525
Diluted	169,698	173,272	170,953	172,328	183,742

	As of November 30,
	2012	2011	2010	2009	2008
Selected Consolidated Balance Sheets Data:
Cash, cash equivalents and short-term investments	$761,720	$308,373	$245,493	$292,836	$267,473
Working capital	600,509	192,263	168,853	218,055	195,822
Total assets	1,946,908	1,332,938	1,204,999	1,166,339	1,088,568
Total long-term debt	524,466	65,711	38,108	42,525	44,558
Total TIBCO Software Inc. stockholders’ equity	905,174	848,066	808,568	796,749	741,643

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Forward-looking statements relate to expectations concerning future events or matters that are not historical facts. Words such as "projects," "believes," "anticipates," "plans," "expects," "intends," "strategy," "continue," "will," "estimate," "forecast" and similar words and expressions are intended to identify forward-looking statements, although these words are not the only means of identifying these statements. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, these expectations or any of the forward-looking statements could prove to be incorrect, and actual results could differ materially from those projected or assumed in the forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to risks and uncertainties, including, but not limited to, the factors set forth under Item 1A. "Risk Factors." This discussion should be read in conjunction with our Consolidated Financial Statements and accompanying notes which appear elsewhere in this Annual Report on Form 10-K. All forward-looking statements and reasons why results may differ included in this Annual Report on Form 10-K are made as of the date hereof, and we assume no obligation to update any such forward-looking statements or reasons why actual results may differ.
Executive Overview
Our products are currently licensed by companies worldwide in diverse industries such as financial services, telecommunications, government, energy, life sciences, insurance, logistics, manufacturing, retail and transportation. We sell our products through a direct sales force and through alliances with leading software vendors and system integrators.
Our revenue consists primarily of license and maintenance fees from our customers, distributors and partners (including system integrators, resellers, professional service organizations and business partners) who embed our software in their products. In addition, we receive fees from our customers for providing consulting services.
Our revenue is generally derived from a diverse customer base. No single customer represented greater than 10% of total revenue in fiscal years 2012, 2011 or 2010. As of November 30, 2012 and 2011, no single customer had a balance in excess of 10% of our net accounts receivable. We establish allowances for doubtful accounts based on our evaluation of collectability and an allowance for returns and discounts based on specifically identified credits and historical experience.
For the fiscal year ended November 30, 2012, we recorded total revenue of $1,024.6 million, an increase of 11% over fiscal year 2011. License revenue was $410.3 million, an increase of 9% over the previous year. In addition, we generated cash flow from operations of $237.4 million, for an increase of 14% year-over-year. Diluted earnings per share under generally accepted accounting principles in the United States of America ("GAAP") was $0.72 in fiscal year 2012 as compared to $0.65 for fiscal year 2011 for an increase of 11%. We ended fiscal year 2012 with $761.7 million in cash, cash equivalents and short-term investments, while also having spent approximately $220.3 million to repurchase shares of our common stock during fiscal year 2012.
We have an active acquisition program. In fiscal year 2012, we acquired LogLogic, Inc ("LogLogic"), a provider of scalable log and security management platforms. In fiscal years 2011 and 2010, we acquired a total of seven businesses.
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
Critical Accounting Policies, Judgments and Estimates
The discussion and analysis of our financial condition and results of operations are based upon our Consolidated Financial Statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates, assumptions and judgments that can have a significant impact on the reported amounts of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of our financial statements. We base our estimates, assumptions and judgments on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. On a regular basis we evaluate our estimates, assumptions and judgments and make changes accordingly. We also discuss our critical accounting estimates with the Audit Committee of our Board of Directors. We believe that the estimates, assumptions and judgments involved in revenue recognition, allowances for doubtful accounts, returns and discounts, stock-based compensation, business combination, impairment of goodwill, intangible and long-lived assets and accounting for income taxes have the greatest potential impact on our Consolidated Financial Statements, so we consider these to be our critical accounting policies.
We discuss below the critical accounting estimates associated with these policies. Historically, our estimates, assumptions and judgments relative to our critical accounting policies have not differed materially from actual results. For further information on our significant accounting policies, see Note 2 to our Consolidated Financial Statements included in this Annual Report on Form 10-K.
Revenue Recognition.    License revenue consists principally of revenue earned under software license agreements. License revenue is generally recognized when a signed contract or other persuasive evidence of an arrangement exists, the software has been shipped or electronically delivered, the license fee is fixed or determinable and collection of the resulting receivable is probable. When contracts contain multiple software and software-related elements (for example, software license, maintenance and professional services) wherein Vendor-Specific Objective Evidence ("VSOE") exists for all undelivered elements, we account for the delivered elements in accordance with the "Residual Method." VSOE of fair value for maintenance and support is established by a stated renewal rate, if substantive, included in the license arrangement or rates charged in stand-alone sales of maintenance and support. VSOE of fair value of consulting and training services is based upon stand-alone sales of those services.

Provided all other revenue criteria are met, the upfront, minimum, non-refundable license fees from original equipment manufacturer ("OEM") customers are recognized upon delivery, and on-going royalty fees are recognized upon reports of units shipped. Revenue on shipments to resellers is recognized when all revenue criteria are met, including evidence of sell-through to the end-user, and is recorded net of related costs to the resellers. Revenue from subscription license agreements, which include software, rights to unspecified future products and maintenance, is recognized ratably over the term of the subscription period.

Maintenance revenue consists of fees for providing software updates on a when-and-if available basis and technical support for software products ("post-contract customer support" or "PCS"). Maintenance revenue is recognized ratably over the term of the agreement. Payments received in advance of services performed are deferred.

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

For arrangements that do not qualify for separate accounting for the license and professional services revenues, including arrangements that involve significant modification or customization of the software, that include milestones or customer specific acceptance criteria that may affect collection of the software license fees or where payment for the software license is tied to the performance of professional services, software license revenue is generally recognized together with the professional services revenue using either the percentage-of-completion or completed-contract method. The completed contract method is used for contracts where there is a risk over final acceptance by the customer or for contracts that are short term in nature. Under the percentage-of-completion method, revenue recognized is equal to the ratio of costs expended to date to the anticipated total contract costs, based on current estimates of costs to complete the project. If there are milestones or acceptance provisions associated with the contract, the revenue recognized will not exceed the most recent milestone achieved or acceptance obtained. If the total estimated costs to complete a project exceed the total contract amount, indicating a loss, the entire anticipated loss would be recognized in the current period.

In the first quarter of fiscal year 2011 we adopted the amended accounting guidance for certain multiple deliverable revenue arrangements that:

▪	provides updated guidance on whether multiple deliverables exist, how the deliverables in an arrangement should be separated, and how the consideration should be allocated;

▪
requires an entity to allocate revenue in an arrangement using the estimated selling price ("ESP") of deliverables if a vendor does not have VSOE of selling price or third-party evidence ("TPE") of selling price; and

▪	eliminates the use of the residual method and requires an entity to allocate revenue using the relative selling price method.

We enter into multiple element revenue arrangements in which a customer may purchase a combination of software licenses, hosting services, maintenance, professional services and hardware. If a tangible hardware product includes software, we determine if the tangible hardware and the software work together to deliver the product's essential functionality. If so, the entire product is accounted for as a non-software deliverable; otherwise the hardware product and the software are accounted for separately. For multiple element arrangements that contain non-software related elements, for example our hosting services, we allocate revenue to each non-software element based upon the relative selling price of each, and if software and software-related elements are also included in the arrangement, to those elements as a group based on our ESP for the group. When applying the relative selling price method, we determine the selling price for each deliverable using VSOE of selling price, if it exists, then TPE of selling price. If neither VSOE nor TPE of selling price exist for a deliverable, we use our ESP for multiple element arrangements that include non-software components. The objective of ESP is to determine the price at which we would transact a sale if the product or service were sold on a stand-alone basis. We determine ESP by considering multiple factors, including, but not limited to, geographies, market conditions, competitive landscape, internal costs, gross margin objectives and pricing practices. ESP is generally used for offerings that are not typically sold on a stand-alone basis or for new or highly customized offerings. Revenue allocated to each element is then recognized when the basic revenue recognition criteria are met for each element. The manner in which we account for multiple element arrangements that contain only software and software-related elements remains unchanged.
We show revenue from sales of software licenses and hardware as license revenue, and revenue from maintenance, professional services and hosting as services and maintenance revenue in our Consolidated Statements of Operations. Revenue recognized from hardware sales represents less than 5% of total revenue.
Allowances for Doubtful Accounts, Returns and Discounts.    We establish allowances for doubtful accounts, returns and discounts based on our review of credit profiles of our customers, contractual terms and conditions, current economic trends and historical payment, return and discount experience. We reassess the allowances for doubtful accounts, returns and discounts each period. Historically, our actual uncollectible accounts, returns, discounts and credits have been consistent with these provisions. However, unexpected events or significant future changes in trends could result in a material impact to our future statements of operations and of cash flows. If we made different judgments or utilized different estimates for any period, material differences in the amount and timing of revenue or bad debt expense recognized could result. Our allowances for doubtful accounts, returns and discounts as a percentage of net revenues were approximately 1% in each of fiscal years 2012, 2011 and 2010. See Note 6 to our Consolidated Financial Statements included in this Annual Report on Form 10-K for a summary of activities during the years reported.
Stock-Based Compensation.    We utilize the Black-Scholes option pricing model for determining the estimated fair value of our share-based awards. The Black-Scholes model requires the use of highly subjective and complex assumptions which determine the fair value of share-based awards, including the option’s expected term and the price volatility of the underlying stock. We determined that a blend of implied volatility and historical volatility is more reflective of the market conditions and a better indicator of expected volatility than historical volatility alone. The fair value of the awards that are ultimately expected to vest is recognized over the requisite service periods typically on a straight-line basis in our Consolidated Statements of Operations. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.
Since fiscal year 2010, we have granted performance-based restricted stock units ("PRSUs") to our section 16 officers and certain other employees. We recognize the stock-based compensation expense for our PRSUs based on the probability of achieving certain performance criteria, as defined in the PRSU agreements. We then estimate the most probable period in which the performance criteria will be met, if at all, and recognize the expense using the graded vesting attribution method over the remaining recognition period. Due to the long-term nature of the performance goals, assessing the probability of achieving these goals is a highly subjective process that requires judgment. To the extent we revise this estimate in the future, our share-based compensation cost could be materially impacted in the quarter of revision, as well as in the following quarters. Refer to Note 2 and Note 16 to our Consolidated Financial Statements included in this Annual Report on Form 10-K for further details.

A deferred tax asset is recorded over the vesting period as stock compensation cost is recorded. Our ability to realize the deferred tax asset is ultimately based on the actual value of the stock-based awards upon release of the restricted stock unit. If the actual value is lower than the fair value determined on the date of grant, it would result in an increase to our income tax expense for the portion of the deferred tax asset that cannot be realized.
Business Combinations.    We allocate the purchase price of acquired companies to the tangible and intangible assets acquired and liabilities assumed, as well as to in-process research and development, based upon their estimated fair values at the acquisition date. The purchase price allocation process requires our management to make significant estimates and assumptions, especially at the acquisition date with respect to intangible assets, support obligations assumed, estimated restructuring liabilities and pre-acquisition contingencies.
Although we believe the assumptions and estimates we have made in the past have been reasonable and appropriate, they are based in part on historical experience and information obtained from the management of the acquired companies and are inherently uncertain. The purchase price allocation process requires us to use significant estimates and assumptions, including fair value estimates, as of the business combination date, including:

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
Impairment of Goodwill, Intangible Assets and Long-Lived Assets.    Our goodwill and intangible assets result from our corporate acquisition transactions. Goodwill and intangible assets with indefinite useful lives are not amortized, but are instead tested for impairment at least annually or as circumstances indicate their value may no longer be recoverable. We do not carry any intangible assets with indefinite useful lives other than goodwill. We perform our annual impairment test at the end of the fiscal year. As we operate our business in one reporting unit, our goodwill is tested for impairment at the enterprise level. To assess if goodwill is impaired, we first perform a qualitative assessment to determine whether further impairment testing is necessary. If, as a result of the qualitative assessment, we consider it more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, we perform a quantitative impairment test in a two-step process. For the first step, we screen for impairment, and if any possible impairment exists, we undertake a second step of measuring such impairment by performing adiscounted cash flow analyses. These analyses are based on cash flow assumptions that are consistent with the plans and estimates being used to manage our business. In the first step, we review the carrying amount of our reporting unit at enterprise level compared to the "fair value" of the enterprise based on quoted market prices of our common stock. An excess carrying value to fair value would indicate that goodwill may be impaired. If we determined that goodwill may be impaired, then we would compare the "implied fair value" of the goodwill. We periodically re-evaluate our business and have determined that we continue to operate in one segment, which we consider our sole reporting unit. If our assumptions change in the future, we may be required to record impairment charges to reduce the carrying value of our goodwill. Changes in the valuation of goodwill could materially impact our operating results and financial position.
We evaluate the recoverability of our long-lived assets including amortizable intangible and tangible assets in accordance with authoritative guidance. When events or changes in circumstances indicate that the carrying amount of long-lived assets may not be recoverable, we recognize such impairment in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets. Our acquired intangible assets with definite useful lives are amortized on a straight line basis over their useful lives, and periodically tested for impairment. As of November 30, 2012, we had $532.3 million of goodwill, $98.5 million of property and equipment and $123.3 million of acquired intangible assets. If our estimates or the related assumptions change in the future, we may be required to record impairment charges to reduce the carrying value of these assets. Changes in the valuation of long-lived assets could materially impact our operating results and financial position.
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

As part of the process of preparing our Consolidated Financial Statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves us estimating our current tax exposures, if any, under the most recent tax laws and assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences, including uncertain tax positions, result in current taxes payable and deferred tax assets and liabilities, which are included in our Consolidated Balance Sheets.
We account for uncertain tax issues pursuant to authoritative guidance based on a two-step approach to recognize and measure uncertain tax positions taken or expected to be taken in a tax return. The first step is to determine if the weight of available evidence indicates that it is more likely than not that the tax position will be sustained upon audit, whether or not under audit, including contemplated resolution of any related appeals or litigation processes. If the first step is met, the second step is to measure the tax benefit as the largest amount that is more than 50% likely to be sustained upon ultimate settlement. We adjust reserves for our uncertain tax positions due to changing facts and circumstances, such as the closing of a tax audit, or refinement of estimates due to new information. To the extent that the final outcome of these matters is different than the amounts recorded, such differences will impact our tax provision in our Consolidated Statements of Operations in the period in which such determination is made.
We assess the likelihood that we will be able to recover our deferred tax assets. We consider all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. If it is not more likely than not that we expect to recover our deferred tax assets, we will increase our provision for taxes by recording a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable. The available positive evidence at November 30, 2012 included historical operating profits and a projection of future income. The valuation allowance decreased by $5.6 million due to the statute of limitations having lapsed on certain capital loss carryforward deferred tax assets. As of November 30, 2012, it was considered more likely than not that our deferred tax assets would be realized within their respective carryforward periods.
As of November 30, 2012, we believed that the amount of deferred tax assets recorded on our balance sheet would ultimately be recovered on a more-likely-than-not basis. However, should there be a change in our ability to recover our deferred tax assets, our tax provision would increase in the period in which we determine that it is more likely than not that we cannot recover our deferred tax assets.
U.S. income taxes and foreign withholding taxes have not been provided for on a cumulative total of $256.4 million of undistributed earnings for certain non-U.S. subsidiaries. With the exception of our subsidiaries in the United Kingdom and Japan, net undistributed earnings of our foreign subsidiaries are considered to be indefinitely reinvested, and accordingly, no provision for U.S. income taxes has been provided thereon. We have sufficient cash reserves in the U.S. and do not intend to repatriate of our foreign earnings. We intend to use the undistributed foreign earnings for acquisitions, local operations expansion and to meet local operating working capital needs. Upon distribution of these earnings in the form of dividends or otherwise, we will be subject to U.S. income taxes net of available foreign tax credits associated with these earnings. Determination of the amount of unrecognized deferred tax liability related to these earnings is not practicable at this time.
See Note 19 to our Consolidated Financial Statements included in this Annual Report on Form 10-K.

Results of Operations
The following table presents certain Consolidated Statements of Operations data as percentages of total revenue for the periods indicated:

	Year Ended November 30,
	2012	2011	2010
Revenue:
License	40%	41%	40%
Service and maintenance	60	59	60
Total revenue	100	100	100
Cost of revenue:
License	4	4	5
Service and maintenance	24	23	22
Total cost of revenue	28	27	27
Gross profit	72	73	73
Operating expenses:
Research and development	15	16	17
Sales and marketing	31	31	32
General and administrative	7	6	6
Amortization of acquired intangible assets	2	2	2
Acquisition related and other	—	—	—
Restructuring charges	—	1	1
Total operating expenses	55	56	58
Income from operations	17	17	15
Interest income	—	—	—
Interest expense	(2)	(1)	(1)
Other income (expense), net	—	—	—
Income before provision for income taxes	15	16	14
Provision for income taxes	3	4	4
Net income	12	12	10
Less: Net income attributable to noncontrolling interest	—	—	—
Net income attributable to TIBCO Software Inc.	12%	12%	10%
Our Consolidated Results of Operations have included incremental revenue and expenses related to the acquisitions of LogLogic in fiscal year 2012, Nimbus and Loyalty Lab in fiscal year 2011 and Foresight, Netrics, Kabira, Proginet and OpenSpirit in fiscal year 2010. In connection with these acquisitions, we have incurred additional expenses, including amortization of intangible assets and acquired technology, stock-based compensation, personnel and related costs, facility and infrastructure costs, and other charges.
All amounts presented in the tables in the Results of Operations are stated in thousands of dollars, except percentages and unless otherwise stated.

Total Revenue
Our total revenue consisted primarily of license, service and maintenance fees from our customers, distributors and partners.

	Year Ended November 30,			Percentage Change
	2012	2011	2010	2011 to 2012	2010 to 2011
Total revenue	$1,024,613	$920,246	$754,007	11%	22%
Total revenue in fiscal year 2012 compared to fiscal year 2011 increased by $104.4 million or 11%. The increase was primarily due to a $71.7 million or 13% increase in service and maintenance revenue and $32.7 million or 9% increase in license revenue. Geographically, we experienced growth in total revenue from all regions in fiscal year 2012. Our total revenue increased by $46.1 million or 9% in Americas, $43.5 million or 13% in EMEA and $14.7 million or 17% in APJ in fiscal year 2012.
Total revenue in fiscal year 2011 compared to fiscal year 2010 increased by $166.2 million or 22%. The increase was primarily due to a $90.2 million or 20% increase in service and maintenance revenue and a $76.1 million or 25% increase in license revenue. Geographically, we experienced growth in total revenue from all regions in fiscal year 2011. Our total revenue increased by $96.7 million or 24% in Americas, $52.0 million or 19% in EMEA and $17.6 million or 25% in APJ in fiscal year 2011.
We had no single customer that accounted for more than 10% of total revenue in fiscal years 2012, 2011 or 2010. Our products are licensed by companies worldwide in diverse industries, including financial services, telecommunications, government, energy, life sciences, insurance, logistics, manufacturing, retail and transportation sectors.
See Note 21 to our Consolidated Financial Statements included in this Annual Report on Form 10-K for further details on total revenue by region.
License Revenue

	Year Ended November 30,			Percentage Change
	2012	2011	2010	2011 to 2012	2010 to 2011
License revenue	$410,306	$377,618	$301,532	9%	25%
Percentage of total revenue	40%	41%	40%
We license a wide range of products to customers in various industries and geographic regions. License revenue increased by $32.7 million or 9% in fiscal year 2012 compared to fiscal year 2011. The increase consisted of a $33.6 million increase in business optimization and an $5.1 million increase in process automation and collaboration, partially offset by a $6.0 million decrease in SOA and core infrastructure. License revenue increased by $76.1 million or 25% in fiscal year 2011 compared to fiscal year 2010. The increase consisted of a $25.4 million increase in SOA and core infrastructure, a $42.1 million increase in business optimization and an $8.5 million increase in process automation and collaboration.
Our license revenue in fiscal years 2012, 2011 and 2010 was derived as follows:

	Year Ended November 30,
	2012	2011	2010
SOA and core infrastructure	50%	56%	62%
Business optimization	39	33	27
Process automation and collaboration	11	11	11
Total license revenue	100%	100%	100%

Our license revenue in a particular period is dependent upon the timing, number and size of license deals. Selected data about our license deals recognized for the respective periods is summarized as follows:

	Year Ended November 30,
	2012	2011	2010
Number of license deals of $1.0 million or more	81	84	60
Number of license deals of $0.1 million or more	568	534	458
Average size of license deals of $0.1 million or more (in millions)	$0.7	$0.7	$0.6
Cost of License Revenue

	Year Ended November 30,			Percentage Change
	2012	2011	2010	2011 to 2012	2010 to 2011
Cost of license revenue	$41,363	$35,309	$35,325	17%	—%
Percentage of total revenue	4%	4%	5%
Percentage of license revenue	10%	9%	12%
Cost of license revenue mainly consisted of royalty costs and amortization of developed technologies acquired through acquisitions. The $6.1 million or 17% increase in fiscal year 2012 compared to fiscal year 2011 resulted primarily from a $3.9 million increase in royalty costs and a $1.0 million increase in cost of goods sold. Cost of license revenue remained unchanged in fiscal year 2011 compared to fiscal year 2010 primarily because a $1.7 million increase in royalty costs was offset by a $1.4 million decrease in cost of goods sold.
Service and Maintenance Revenue and Costs

	Year Ended November 30,			Percentage Change
	2012	2011	2010	2011 to 2012	2010 to 2011
Service and maintenance revenue	$614,307	$542,628	$452,475	13%	20%
Percentage of total revenue	60%	59%	60%
Cost of service and maintenance revenue	$241,452	$212,066	$162,468	14%	31%
Percentage of total revenue	24%	23%	22%
Percentage of service and maintenance revenue	39%	39%	36%
Service and maintenance revenue increased by $71.7 million or 13% in fiscal year 2012 compared to fiscal year 2011. The increase in fiscal year 2012 was the result of a $37.4 million increase in maintenance revenue and a $34.3 million increase in consulting and training services revenue. Service and maintenance revenue increased by $90.2 million or 20% in fiscal year 2011 compared to fiscal year 2010. The increase in fiscal year 2011 was the result of a $43.2 million increase in maintenance revenue and a $46.9 million increase in consulting and training services revenue. Maintenance revenue increased primarily due to continued growth in our installed software base in fiscal years 2012 and 2011. In both fiscal year 2012 and 2011, consulting revenue increased due to an increase in both the number and size of engagements, reflecting our increased focus on providing more services to our customers.
Cost of service and maintenance revenue consisted primarily of compensation and other related expenses for consultants, customer support personnel and third-party contractors associated with providing consulting services and stock-based compensation expense. The $29.4 million or 14% increase in fiscal year 2012 compared to fiscal year 2011 resulted primarily from an increase of $25.7 million in employee-related expenses, an increase of $2.5 million in travel expenses and an increase of $1.7 million in facilities expenses, which were partially offset by a decrease of $3.4 million in subcontractors costs. Increased employee-related expenses were primarily due to an increase in professional services and customer support staff.
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

	Year Ended November 30,			Percentage Change
	2012	2011	2010	2011 to 2012	2010 to 2011
Research and development expenses	$154,535	$143,173	$124,654	8%	15%
Percentage of total revenue	15%	16%	17%
Total research and development expenses increased by $11.4 million or 8% in fiscal year 2012 compared to fiscal year 2011, primarily due to a $5.6 million increase in employee-related expenses and a $4.7 million increase in subcontractor costs. The increase in employee-related expenses was primarily due to an increase in headcount. The increase in subcontractor costs was due to the expansion of our research and development operations.
Total research and development expenses increased by $18.5 million or 15% in fiscal year 2011 compared to fiscal year 2010, primarily due to a $17.0 million increase in employee-related expenses and a $1.4 million increase in facilities expenses. The increase in employee-related expenses was primarily due to an increase in headcount and variable compensation. The increase in subcontractor costs was due to the expansion of our research and development operations.
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

	Year Ended November 30,			Percentage Change
	2012	2011	2010	2011 to 2012	2010 to 2011
Sales and marketing expenses	$317,001	$285,366	$240,357	11%	19%
Percentage of total revenue	31%	31%	32%
Total sales and marketing expenses increased by $31.6 million or 11% in fiscal year 2012 compared to fiscal year 2011, primarily due to a $21.7 million increase in employee-related expenses, a $5.4 million increase in travel expenses, a $2.6 million increase in marketing programs. The increase in employee-related expenses was primarily due to an increase in headcount. The increase in travel and marketing expenses was due to increased sales and marketing activities.
Total sales and marketing expenses increased by $45.0 million or 19% in fiscal year 2011 compared to fiscal year 2010, primarily due to a $35.7 million increase in employee-related expenses, a $5.3 million increase in travel expenses, a $3.4 million increase in consulting expenses and a $2.3 million increase in facilities expenses. The increase in employee-related expenses was primarily due to an increase in headcount and variable compensation. The increase in travel and consulting expenses was due to increased sales and marketing activities.
General and Administrative Expenses
General and administrative expenses consisted primarily of employee-related expenses, including salary, stock-based compensation expenses, bonus, benefits, recruiting expense and office support, and related costs for general corporate functions such as executive, legal, finance, accounting and human resources.

	Year Ended November 30,			Percentage Change
	2012	2011	2010	2011 to 2012	2010 to 2011
General and administrative expenses	$70,868	$59,990	$49,260	18%	22%
Percentage of total revenue	7%	6%	6%
Total general and administrative expenses increased by $10.9 million or 18% in fiscal year 2012 compared to fiscal year 2011, primarily due to a $6.4 million increase in employee-related expenses and a $2.8 million increase in third party services.
Total general and administrative expenses increased by $10.7 million or 22% in fiscal year 2011 compared to fiscal year 2010, primarily due to a $7.1 million increase in employee-related expenses and a $3.7 million increase in third party services.
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

	Year Ended November 30,			Percentage Change
	2012	2011	2010	2011 to 2012	2010 to 2011
Amortization of acquired intangible assets:
In cost of revenue	$15,899	$15,512	$16,080
In operating expenses	19,654	19,149	16,414
Total amortization expenses	$35,553	$34,661	$32,494	3%	7%
Percentage of total revenue	3%	4%	4%
Amortization expenses increased by $0.9 million or 3% in fiscal year 2012 compared to fiscal year 2011. The increases in amortization expenses in fiscal year 2012 were primarily due to intangible assets acquired through our acquisition in fiscal year 2012 of LogLogic. Amortization expenses increased by $2.2 million or 7% in fiscal year 2011 compared to fiscal year 2010. The increases in amortization expenses in fiscal year 2011 were primarily due to intangible assets acquired through our acquisitions in fiscal year 2011. See Note 8 to our Consolidated Financial Statements included in this Annual Report on Form 10-K for further details on acquired intangible assets.

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

	Year Ended November 30,			Percentage Change
	2012	2011	2010	2011 to 2012	2010 to 2011
Acquisition related and other expenses
Transitional and other employee related costs	$1,116	$37	$349
Professional services fees and Other	1,556	1,803	3,072
Total acquisition related and other expenses	$2,672	$1,840	$3,421	45%	(46)%
Percentage of total revenue	—%	—%	—%
Restructuring Charges

	Year Ended November 30,			Percentage Change
	2012	2011	2010	2011 to 2012	2010 to 2011
Restructuring charges	$(648)	$8,926	$6,953	(107)%	28%
Percentage of total revenue	—%	1%	—%
During fiscal year 2012, we recorded a $0.6 million adjustment in restructuring charges related to our 2011 restructuring plan due to changes in estimates. During fiscal year 2011, we recorded $8.9 million in restructuring charges related to our 2011 restructuring plan and our 2010 restructuring plan. The restructuring charges were primarily related to excess facilities and other corporate actions aimed to increase efficiencies and reduce redundancies, including those arising from recent acquisitions. Also see Note 9 to our Consolidated Financial Statements included in this Annual Report on Form 10-K for further discussion on restructuring charges.

Stock-Based Compensation
The stock-based compensation expenses included in our statements of operations corresponding to the same functional lines as cash compensation paid to the same employees in the respective departments are as follows:

	Year Ended November 30,			Percentage Change
	2012	2011	2010	2011 to 2012	2010 to 2011
Stock-based compensation expenses:
Cost of revenue	$5,142	$4,715	$2,909
Research and development	15,131	11,441	8,065
Sales and marketing	21,211	17,206	11,390
General and administrative	19,662	15,505	9,884
Total	$61,146	$48,867	$32,248	25%	52%
Percentage of total revenue	6%	5%	4%
Total stock-based compensation expenses increased by $12.3 million or 25% in fiscal year 2012 compared to fiscal year 2011. The increase is primarily due to a $7.7 million increase in stock-based compensation expenses related to PRSUs and a $4.9 million increase in stock-based compensation expenses related to service-based stock awards.
Total stock-based compensation expenses increased by $16.6 million or 52% in fiscal year 2011 compared to fiscal year 2010. The increase is primarily due to a $9.2 million increase in stock-based compensation expenses related to PRSUs and a $5.9 million increase in stock-based compensation expenses related to service-based stock awards.
Interest Income

	Year Ended November 30,			Percentage Change
	2012	2011	2010	2011 to 2012	2010 to 2011
Interest income	$1,109	$1,374	$1,349	(19)%	2%
Percentage of total revenue	—%	—%	—%
Interest income decreased 19% in fiscal year 2012 compared to fiscal year 2011 and increased by 2% in fiscal year 2011 compared to fiscal year 2010. The decreases in interest income in fiscal year 2012 compared to fiscal year 2011 were primarily due to significantly lower returns from investments.
Interest Expense

	Year Ended November 30,			Percentage Change
	2012	2011	2010	2011 to 2012	2010 to 2011
Interest expense	$(23,396)	$(4,020)	$(4,123)	482%	(2)%
Percentage of total revenue	(2)%	(1)%	(1)%
Interest expense is primarily related to the outstanding borrowings under our convertible senior notes, mortgage note and credit facility. See Note 10 and 11 to our Consolidated Financial Statements included in this Annual Report on Form 10-K for further detail on the credit facility, mortgage note and the convertible senior notes.
Interest expense increased by $19.4 million in fiscal year 2012 compared to fiscal year 2011. Interest expense decreased 2% in fiscal year 2011 compared to fiscal year 2010. The increase in fiscal year 2012 was primarily due to interest expense of $18.9 million related to the $600.0 million convertible senior notes we issued in April 2012.
Other Income (Expense), net
Other income (expense), net, included realized gains and losses on investments, foreign exchange gain (loss) and other miscellaneous income and expense items.

	Year Ended November 30,			Percentage Change
	2012	2011	2010	2011 to 2012	2010 to 2011
Other income (expense):
Foreign exchange gain (loss)	$(685)	$(1,916)	$(1,914)
Realized gain (loss) on investments	485	31	444
Other income (expense), net	85	39	(39)
Total other income (expense), net	$(115)	$(1,846)	$(1,509)	(94)%	22%
Percentage of total revenue	—%	—%	—%

The increase in other income (expense) of $1.7 million in fiscal year 2012 compared to fiscal year 2011 was primarily due to a $1.2 million decrease in foreign exchange losses.
The decrease in other income (expense) of $0.3 million in fiscal year 2011 compared to fiscal year 2010 was primarily due to a $0.4 million decrease in realized gain (loss) on investments.
Income Taxes

	Year Ended November 30,			Percentage Change
	2012	2011	2010	2011 to 2012	2010 to 2011
Provision for (benefit from) income tax	$33,200	$37,300	$32,401	(11)%	15%
Effective tax rate	21%	25%	29%
The effective tax rate was 21%, 25% and 29% in fiscal years 2012, 2011 and 2010, respectively. The effective tax rate in fiscal years 2012, 2011 and 2010 differed from the statutory rate of 35% primarily due to the benefits resulting from the reorganization of certain foreign entities and the geographic allocation of the business, foreign income taxed at rates lower than the U.S. statutory rate, release of valuation allowance, domestic manufacturing incentives and research and development credits which was partially offset by state income tax expense and, in certain years, the tax impact of certain stock-based compensation charges.
In fiscal year 2012, a discrete tax provision of $2.7 million was accrued to adjust taxes provided for the prior years' reserve for uncertain tax positions and withholding taxes in jurisdictions where we do not expect to benefit from a foreign tax credit.
A $3.2 million tax benefit primarily related to lapses of statutes of limitations and reinstatement of federal research and development credit was recorded in the first quarter of fiscal year 2011.
The expiration of a statute of limitations in the United Kingdom resulted in a favorable tax effect of $2.5 million of which $2.3 million was recorded as a discrete item in the second quarter of fiscal year 2010.
Effective December 1, 2010, TIBCO changed its organizational operating structure which results in the centralization of the majority of our international operations in The Netherlands. As a result of the change, a portion of our consolidated pre-tax income is subject to foreign tax at comparatively lower tax rates than the United States federal statutory tax rate. Recent statements from the Internal Revenue Service have indicated their intent to seek greater disclosure by companies of their reserves for uncertain tax positions. Our future effective income tax rates could be adversely affected if tax authorities challenge our international tax structure or if the relative mix of United States and international income changes for any reason.
On January 2, 2013, the American Taxpayer Relief Act of 2012 (H.R. 8 as amended) was signed into law which extends the federal research and development credit through December 31, 2013. The federal research and development credit was reinstated retroactively to January 1, 2012. The retroactive tax benefit of the federal research and development credit for the eleven months ended November 30, 2012 will be analyzed as a discrete item in the first quarter of fiscal year 2013, the period in which the reinstatement was enacted into law. In addition, there have been several international tax provisions enacted which could impact our effective tax rate and we continue to evaluate the potential impact.
On December 17, 2010, the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010 (H.R. 4853) was signed into law which extended the federal research and development credit through December 31, 2011. The federal research and development credit was reinstated retroactively to January 1, 2010. The fiscal year 2010 credit was $2.5 million, of which $0.2 million was recognized as research and development credit in fiscal year 2010 because the research and development credit was only available for the month of December 2009. We recognized the retroactive benefit for the eleven months of the federal research and development credit of $2.3 million as a discrete item in the first quarter of fiscal year 2011, the period in which the reinstatement was enacted into law.
In February 2009, the California 2009-2010 budget legislation was signed into law allowing companies to elect the single sales factor apportionment for fiscal years 2012 and 2013. The passage of California Proposition 39 in November 2012 makes this apportionment method mandatory for fiscal years after 2013. For fiscal years 2012 and 2013, we contemplate electing the single sales factor apportionment for California state taxation. The application of the single sales factor is expected to lower our future California taxable income. This reduction in taxable income may affect the extent to which we can benefit from $13.5 million in deferred tax assets from research and development credit carryforwards. If we determine that it is more likely than not that we will not be able to fully utilize these credits, we will be required to recognize a valuation allowance against these deferred tax assets.
See Note 19 to our Consolidated Financial Statements included in this Annual Report on Form 10-K.
Liquidity and Capital Resources
Current Cash Flows
As of November 30, 2012, we had cash and cash equivalents totaling $727.3 million, representing an increase of $419.2 million from November 30, 2011. As of November 30, 2012, $302.8 million of our cash and cash equivalents were held by our foreign subsidiaries. Our current intention is to reinvest the majority of our earnings from foreign operations. Our current plans do not anticipate a need to repatriate cash to fund our domestic operations. In the event cash from foreign operations is needed to fund operations in the U.S., we would be subject to additional income taxes in the U.S. reduced by any foreign taxes paid on these earnings.
Net cash provided by operating activities in fiscal year 2012 was $237.4 million, resulting from net income of $122.1 million, adjusted for $98.5 million in non-cash charges and a $16.8 million net change in assets and liabilities. The non-cash charges included depreciation and amortization, stock-based compensation, tax benefits related to stock benefit plans, deferred income tax and other non-cash adjustments, less excess tax benefits from stock-based compensation recorded in financing activities. Net change in assets and liabilities included an increase in accounts receivable due to increased total revenue in the fourth quarter of fiscal year 2012, an increase in prepaid expenses and other assets, a decrease in accounts payable, a decrease in accrued liabilities and restructuring costs and an increase in deferred revenue.
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
Net cash used in investing activities was $191.0 million in fiscal year 2012, resulting primarily from cash used, net of cash acquired, of $131.6 million for the LogLogic acquisition, net cash used for purchases of short-term investments in marketable securities of $34.2 million, $23.7 million in capital expenditures and $1.2 million in restricted cash pledged as security.
Net cash provided by financing activities was $374.0 million in fiscal year 2012, resulting primarily from $584.5 million in net cash received from the issuance of the convertible senior notes, $33.4 million cash received from the exercise of stock options and the sale of stock under our Employee Stock Purchase Program and $30.3 million in excess tax benefits from stock-based compensation, which were partially offset by the repurchase of our shares of common stock in an amount totaling $220.3 million, $35.7 million in net payments on debt and $18.2 million in withholding taxes related to restricted stock net share settlement.
In April 2012, we issued convertible senior notes (the "Notes") with an aggregate principal amount of $600.0 million due in 2032. We used approximately $121.0 million of the net proceeds from the offering to fund the purchase of approximately 3.6 million shares of our common stock concurrently with the offering of the Notes and approximately $150 million of the net proceeds to repay indebtedness outstanding under the 2011 Credit Facility, which was originally incurred to fund repurchases of our common stock and our acquisition of LogLogic.

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
In fiscal year 2012, we repurchased 7.6 million shares of our outstanding common stock at an average price of $28.96 per share pursuant to the stock repurchase programs, for an aggregate purchase price of $220.3 million. As of November 30, 2012, the remaining authorized amount for stock repurchases under the March 2012 stock repurchase program was approximately $147.3 million.
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

Convertible Senior Notes

In April 2012, we issued convertible senior notes in an aggregate principal amount of $600.0 million due May 1, 2032 (the "Notes"). The Notes bear interest at a rate of 2.25% per annum. The Notes do not contain any financial covenants or any restrictions on the payment of dividends, the incurrence of senior debt or other indebtedness, or the issuance or repurchase of securities by us. Each $1,000 principal amount of Notes is initially convertible, at the option of the holders, at a rate of 19.7750 shares of our common stock, which represents an initial conversion price of approximately $50.57 per share, which is subject to adjustment upon the occurrence of certain events specified in the indenture. On conversion of a Note, we will deliver cash in an amount generally equal to the lesser of the conversion value and the principal amount of each Note and, for any conversion value greater than the principal amount, we will deliver shares of common stock. Holders may convert Notes prior to February 1, 2032, and other than during the period from February 1, 2017 to May 5, 2017, under the following circumstances: (1) if the Notes are called for redemption, at any time prior to the redemption date; (2) during any fiscal quarter commencing after the fiscal quarter ending on September 2, 2012, if our last reported sale price of a share of common stock for at least 20 trading days during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (3) during any five consecutive trading day period when the trading price per $1,000 principal amount of Notes is less than 98% of the product of the last reported sale price of a share of Common Stock and the conversion rate; and (4) upon the occurrence of certain distributions or corporate events as specified in the indenture governing the Notes. From February 1, 2017 to May 5, 2017, and from February 1, 2032 until the maturity date, holders may convert Notes at any time, regardless of the foregoing circumstances.

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
Credit Facility

In December 2011, we and one of our subsidiaries entered into an Amended and Restated Credit Agreement (the "2011 Credit Facility"). The 2011 Credit Facility matures on December 19, 2016 and provides for borrowings of up to $250.0 million with a sublimit for swing line loans of up to $10.0 million and standby letters of credit in a face amount of up to $50.0 million.

We have an option to request that the lenders increase the available commitments by up to an additional $100.0 million for total borrowings of up to $350.0 million. In May 2012, we amended certain covenants and other terms of the 2011 Credit Facility.

Revolving loans accrue interest at a per annum rate based on, at our option, either (i) the base rate plus a margin ranging from 0.25% to 1.25%, depending on TIBCO's consolidated leverage ratio or (ii) the LIBOR rate plus a margin ranging from 1.25% to 2.25%, depending on TIBCO's consolidated leverage ratio, for various interest periods. The base rate is defined as the highest of (i) the administrative agent's prime rate, (ii) the federal funds rate plus a margin equal to 0.50%, and (iii) the LIBOR rate for a one month interest period plus a margin of 1.00%. We are also obligated to pay commitment fees for the unused amount of the 2011 Credit Facility, letter of credit fees and other customary fees. Loan origination fees and issuance costs of approximately $3.4 million were incurred since consummation of the 2011 Credit Facility which will be amortized through interest expense over a period of five years. Under certain circumstances, a default interest rate of 2.00% above the applicable interest rate will apply on all obligations during the existence of an event of default under the 2011 Credit Facility.

We must maintain a minimum consolidated interest coverage ratio of 3.5:1.0 and a maximum consolidated leverage ratio of 3.25:1.00 in addition to other customary affirmative and negative covenants. The maximum consolidated leverage ratio decreases to 3.00:1.00 and then to 2.75:1.00 with respect to the second fiscal quarter of our fiscal years 2013 and 2014, respectively.

As of November 30, 2012, we were in compliance with all covenants under this facility.
Line of Credit

We also have a $20.0 million revolving line of credit that matures in June 2013 (the "Line of Credit"). The revolving Line of Credit is available for cash borrowings and for the issuance of letters of credit up to $20.0 million. The Line of Credit, as amended, contains financial covenants substantially identical to those of the 2011 Credit Facility, as well as other customary affirmative and negative covenants.

As of November 30, 2012, we were in compliance with all covenants under the Line of Credit.

In connection with the mortgage note payable, we entered into an irrevocable letter of credit in the amount of $13.0 million collateralized under the Line of Credit which renews for successive one-year periods until the mortgage note payable has been satisfied in full. In addition, as of November 30, 2012 we had a total of $1.0 million outstanding with respect to letters of credit in connection with sales and lease transactions.
Guarantee Credit Line
We have a revolving guarantee credit line of approximately $13.0 million available for issuance of bank guarantees denominated in foreign currency. Issued bank guarantees were approximately $12.5 million and $11.4 million in fiscal years 2012 and 2011, respectively, and were collateralized by pledging the equivalent amount under restricted cash as required under our guarantee credit line. Other various contractual commitments also require us to pledge cash as security under restricted cash. As of November 30, 2012 and 2011, we had restricted cash of $14.6 million and $13.8 million, respectively, which is included in Other Assets on our Consolidated Balance Sheets.
Commitments
In June 2003, we purchased our corporate headquarters with a $54.0 million mortgage note to lower our operating costs. The mortgage note payable carries a 20-year amortization and a fixed annual interest rate of 5.50%. The principal balance of $34.4 million that will be remaining at the end of the 10-year term will be due as a final lump sum payment on July 1, 2013. Under the applicable terms of the mortgage note agreements, we are prohibited from acquiring another company without prior consent from the lender unless we maintain at least $50.0 million of cash or cash equivalents and meet other non-financial terms as defined in the agreements. In addition, we are subject to certain non-financial covenants as defined in the agreements. We were in compliance with all covenants as of November 30, 2012.
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

As of November 30, 2012, our contractual commitments associated with indebtedness, lease obligations and restructuring are as follows (in thousands):

	Total	2013	2014	2015	2016	2017	Thereafter
Operating commitments:
Debt principal	$635,711	$35,711	$—	$—	$—	$600,000	$—
Debt interest	62,033	14,783	13,500	13,500	13,500	6,750	—
Operating leases(1)	41,455	11,753	9,598	6,623	5,420	3,746	4,315
Total commitments	$739,199	$62,247	$23,098	$20,123	$18,920	$610,496	$4,315

(1)	Operating leases include future minimum rent payments, net of estimated sublease income, for facilities that we have vacated pursuant to our restructuring activities.
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
Future minimum lease payments under restructured non-cancelable operating leases as of November 30, 2012 are included in Accrued Restructuring Costs on our Consolidated Balance Sheets. See also Note 9 to our Consolidated Financial Statements included in this Annual Report on Form 10-K for further details on accrued restructuring costs.
The above commitment table does not include approximately $26.3 million of long-term income tax liabilities recorded in accounting for uncertainty in income taxes due to the fact that we are unable to reasonably estimate the timing of these potential future payments.
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
To date, we have incurred costs for the payment of legal fees in connection with the legal proceedings detailed in Note 14 to our Consolidated Financial Statements included in this Annual Report on Form 10-K.
Off-Balance Sheet Arrangements
As of November 30, 2012, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.
Recent Accounting Pronouncements
Recent accounting pronouncements are detailed in Note 2 to our Consolidated Financial Statements included in this Annual Report on Form 10-K.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to the impact of foreign currency fluctuations and interest rate changes.
Foreign Currency Risk
We conduct business in the Americas, EMEA and APJ. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or changes in economic conditions in foreign markets. While the majority of our transactions are currently made in U.S. dollars, we transact business in approximately 25 foreign currencies worldwide, of which the most significant to our operations in fiscal year 2012 was the Euro. We enter into forward contracts with financial institutions to manage our currency exposure related to certain net assets and liabilities denominated in foreign currencies, and these forward contracts are generally settled monthly. We do not enter into derivative financial instruments for speculative purposes.
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
As of November 30, 2012, we had the following forward contracts outstanding (in thousands):

	Notional Value Local Currency	Notional Value USD	Fair Value Gain (Loss) USD
Forward contracts sold:
Australian dollar	9,000	$9,357	$(1)
Brazilian real	2,500	1,170	56
British pound	2,700	4,326	1
Canadian dollar	4,980	5,004	5
Euro	33,500	43,560	5
Indian rupee	64,000	1,177	6
Japanese yen	345,000	4,188	(5)
Singapore dollar	1,400	1,147	—
New Taiwan dollar	31,000	1,066	(5)
Forward contracts bought:
British pound	12,400	19,867	(118)
Canadian dollar	480	483	4
Hong Kong dollar	6,900	890	—
			$(52)

	Notional Value Local Currency	Notional Value Euro	Fair Value Gain (Loss) USD
Forward contracts sold:
Canadian dollar	1,200	€928	$1
Forward contracts bought:
British pound	6,000	7,394	5
Swedish krona	31,500	3,636	5
United States dollar	48,300	37,145	12
			$23
Interest Rate Risk
Our investment policy is designed to protect and preserve invested funds by limiting default, market and investment risk. Our exposure to market rate risk for changes in interest rates relates primarily to our investments and interest paid on our credit facility.

Currently, we maintain our cash in current accounts or money market funds or short-term investments in marketable securities. In general, money market funds are not considered to be subject to interest rate risk because the interest paid on such funds fluctuates with the prevailing interest rate. Our short-term investments are predominately held in marketable securities with maturities of less than one year with limited exposure to changes in market interest rates. As of November 30, 2012, our cash and cash equivalents totaled $727.3 million, of which $376.5 million was in money market funds. As of November 30, 2012, a hypothetical 100 basis point increase in interest rates would not have a significant impact on the fair value of our short-term investments.
Interest on borrowings under the 2011 Credit Facility is based at specified margins above either LIBOR or the base rate defined in the 2011 Credit Facility, whereas the interest rate on our Notes is fixed over its term. Our exposure to interest rate risk under the 2011 Credit Facility will depend on the extent to which we utilize such facility. As of November 30, 2012, the 2011 Credit Facility had a borrowing capacity of $250.0 million and had no outstanding borrowings. A hypothetical 100 basis point increase in the LIBOR or Prime Rate-based interest rate on the 2011 Credit Facility would result in an increase in our interest expense by $1.0 million per year for every $100.0 million borrowed on our revolving credit line. For a discussion of our 2011 Credit Facility and Notes, see Notes 10 and 11 to our Consolidated Financial Statements included in this Annual Report on Form 10-K.

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
Evaluation of Disclosure Controls and Procedures.    Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our "disclosure controls and procedures," as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
We assessed the effectiveness of our internal control over financial reporting as of November 30, 2012. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on the results of our assessment using those criteria, management concluded that our internal control over financial reporting was effective as of November 30, 2012.
The effectiveness of our internal control over financial reporting as of November 30, 2012, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report that appears on page F-2 of this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting.    There were no changes in our internal control over financial reporting that occurred during the fourth quarter of fiscal year 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Except as set forth below, the information required by this Item is incorporated by reference to the sections entitled "Board of Directors," "Election of Directors," and "Section 16(a) Beneficial Ownership Reporting Compliance" in our Proxy Statement for the 2013 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended November 30, 2012 (the "2013 Proxy Statement").
Executive Officers
The name of and certain information regarding each of our current executive officers as of November 30, 2012 are set forth below.
Vivek Y. Ranadivé, age 55, has served as our Chairman and Chief Executive Officer since our inception. Mr. Ranadivé founded Teknekron Software Systems, Inc., our predecessor company, in 1985.
Sydney L. Carey, age 48, has served as our Executive Vice President, Chief Financial Officer since January 2009 and has served in various capacities with us since January 2004. From February 2002 to January 2004, Ms. Carey was Chief Financial Officer of Vernier Networks.
William R. Hughes, age 52, has served as our Executive Vice President, General Counsel and Secretary since July 2004 and has served in various capacities with us since September 1999. Between 1989 and his joining TIBCO in 1999, Mr. Hughes held several in-house legal positions in the technology industry in Europe and the United States. Prior to 1989, Mr. Hughes worked in private practice in the areas of corporate, finance and intellectual property law.
Thomas Laffey, age 57, has served as our Executive Vice President, Products and Technology since June 2005 and has served in various capacities with us since April 2002. Prior to joining TIBCO, Mr. Laffey was a co-founder of Talarian Corporation, a provider of middleware, where he was responsible for engineering and product direction.
Ram Menon, age 47, has served as our Executive Vice President, President of Social Computing since January 2012 and has served in various capacities with us since July 1999. Prior to joining TIBCO, Mr. Menon was with Accenture, a global consulting firm, where he specialized in supply chain and e-commerce strategy consulting with Global 1000 companies.
Murray D. Rode, age 48, has served as our Executive Vice President, Chief Operating Officer since January 2009 and has served in various capacities with us since February 1995. Prior to joining TIBCO, Mr. Rode was a management consultant with a major international consulting firm, where he specialized in the areas of technology strategy and planning, business process re-engineering and project management.
Murat Sonmez, age 49, has served as our Executive Vice President, Global Field Operations since April 2007 and has served in various capacities with us since October 2003 and from January 1994 to July 2002. From August 2002 to September 2003, Mr. Sonmez served as Executive Vice President, Operations at Centrata, a utility computing software firm.
Brent Hogenson, age 51, has served as our Vice President, Corporate Controller since April 2012 and prior to that was our Interim Corporate Controller since November 2011. From 2009 to 2010, Mr. Hogenson was Chief Financial Officer of Americas for Autonomy, Inc., a software company. From 2003 to 2009, Mr. Hogenson was Vice President of Finance, Corporate Controller of Interwoven, Inc., a software company.
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
The information required by this item is incorporated by reference to the sections entitled "Compensation Discussion and Analysis," "Election of Directors—Fiscal Year 2012 Director Compensation," "Board of Directors—Compensation Committee Interlocks and Insider Participation" and "Compensation Committee Report" in our 2013 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item regarding security ownership of certain beneficial owners and management is incorporated by reference to the section entitled "Security Ownership of Certain Beneficial Owners and Management" in our 2013 Proxy Statement.
The information required by this item regarding equity compensation plans is incorporated by reference to the section entitled "Executive Compensation—Equity Compensation Plan Information" in our 2013 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
Certain Relationships and Related Party Transactions
The information required by this item regarding certain relationships and related party transactions is incorporated by reference to the section entitled "Board of Directors Related Party Transactions Policy and Procedures" in our 2013 Proxy Statement.
Director Independence
The information required by this item regarding director independence is incorporated by reference to the section entitled "Board of Directors Director Independence and Presiding Director" in our 2013 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item is incorporated by reference to the section entitled "Ratification of Appointment of Independent Auditors—Fees Paid to the Independent Auditors" and "Ratification of Appointment of Independent Auditors—Audit Committee Pre-Approval of Audit and Non-Audit Services of the Independent Auditor" in our 2013 Proxy Statement.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

1.
Financial Statements.    Please see the accompanying Index to the Consolidated Financial Statements, which appears on page F-1 of this Annual Report on Form 10-K. The Report of Independent Registered Public Accounting Firm, the Consolidated Financial Statements and the Notes to Consolidated Financial Statements listed in the Index to the Consolidated Financial Statements, which appear beginning on page F-2 of this Annual Report on Form 10-K, are incorporated by reference into Item 8 above.

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
In our opinion, the consolidated financial statements listed in the accompanying index, present fairly, in all material respects, the financial position of TIBCO Software Inc. and its subsidiaries at November 30, 2012 and November 30, 2011, and the results of their operations and their cash flows for each of the three years in the period ended November 30, 2012 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of November 30, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
/s/    PRICEWATERHOUSECOOPERS LLP
San Jose, California
January 28, 2013

TIBCO SOFTWARE INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	November 30,
	2012	2011
Assets
Current assets:
Cash and cash equivalents	$727,309	$308,148
Short-term investments	34,411	225
Accounts receivable, net of allowances of $5,606 and $5,868	234,100	196,419
Prepaid expenses and other current assets	61,174	61,864
Total current assets	1,056,994	566,656
Property and equipment, net	98,474	89,871
Goodwill	532,290	451,821
Acquired intangible assets, net	123,261	97,258
Long-term deferred income tax assets	64,549	78,656
Other assets	71,340	48,676
Total assets	$1,946,908	$1,332,938
Liabilities and Equity
Current liabilities:
Accounts payable	$22,809	$25,802
Accrued liabilities	133,596	129,168
Accrued restructuring costs	893	6,792
Deferred revenue	263,476	210,234
Current portion of long-term debt	35,711	2,397
Total current liabilities	456,485	374,393
Accrued restructuring costs, less current portion	643	1,050
Long-term deferred revenue	25,543	14,876
Long-term deferred income tax liabilities	3,208	4,540
Long-term income tax liabilities	26,263	20,772
Other long-term liabilities	4,015	2,445
Long-term debt, less current portion	—	65,711
Convertible senior notes, net	524,466	—
Total liabilities	1,040,623	483,787
Commitments and contingencies (Note 13)
Equity:
Common stock, $0.001 par value; 1,200,000 shares authorized; 163,698 shares and 166,287 shares issued and outstanding, respectively	164	166
Additional paid-in capital	873,337	856,190
Accumulated other comprehensive loss	(17,411)	(21,032)
Retained earnings	49,084	12,742
Total TIBCO Software Inc. stockholders’ equity	905,174	848,066
Noncontrolling interest	1,111	1,085
Total equity	906,285	849,151
Total liabilities and equity	$1,946,908	$1,332,938
See accompanying Notes to Consolidated Financial Statements

TIBCO SOFTWARE INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended November 30,
	2012	2011	2010
Revenue:
License	$410,306	$377,618	$301,532
Service and maintenance	614,307	542,628	452,475
Total revenue	1,024,613	920,246	754,007
Cost of revenue:
License	41,363	35,309	35,325
Service and maintenance	241,452	212,066	162,468
Total cost of revenue	282,815	247,375	197,793
Gross profit	741,798	672,871	556,214
Operating expenses:
Research and development	154,535	143,173	124,654
Sales and marketing	317,001	285,366	240,357
General and administrative	70,868	59,990	49,260
Amortization of acquired intangible assets	19,654	19,149	16,414
Acquisition related and other	2,672	1,840	3,421
Restructuring charges	(648)	8,926	6,953
Total operating expenses	564,082	518,444	441,059
Income from operations	177,716	154,427	115,155
Interest income	1,109	1,374	1,349
Interest expense	(23,396)	(4,020)	(4,123)
Other income (expense), net	(115)	(1,846)	(1,509)
Income before provision for income taxes	155,314	149,935	110,872
Provision for income taxes	33,200	37,300	32,401
Net income	122,114	112,635	78,471
Less: Net income attributable to noncontrolling interest	107	229	383
Net income attributable to TIBCO Software Inc.	$122,007	$112,406	$78,088
Net income per share attributable to TIBCO Software Inc.:
Basic	$0.76	$0.70	$0.49
Diluted	$0.72	$0.65	$0.46
Shares used in computing net income per share attributable to TIBCO Software Inc.:
Basic	160,330	161,469	160,959
Diluted	169,698	173,272	170,953

See accompanying Notes to Consolidated Financial Statements

TIBCO SOFTWARE INC.
CONSOLIDATED STATEMENTS OF EQUITY AND
COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss)	Retained Earnings	Total TIBCO Software, Inc. Stockholders’ Equity	Non-controlling Interest	Total Equity
	Shares	Amount
Balances, November 30, 2009	167,738	$168	$774,474	$(16,413)	$38,520	$796,749	$732	$797,481
Components of comprehensive income:
Net income	—	—	—	—	78,088	78,088	383	78,471
Foreign currency translation adjustment, net of $2,772 tax effects	—	—	—	(5,680)	—	(5,680)	48	(5,632)
Unrealized loss on investments, no tax	—	—	—	17	—	17	—	17
Comprehensive income						72,425	431	72,856
Common stock repurchased and retired	(15,084)	(15)	(87,657)	—	(116,608)	(204,280)	—	(204,280)
Common stock options exercised	9,850	10	83,892	—	—	83,902	—	83,902
Common stock issued for employee stock purchase program	388	—	3,038	—	—	3,038	—	3,038
Tax benefits from employee stock options plans	—	—	30,626	—	—	30,626	—	30,626
Stock-based compensation	—	—	32,248	—	—	32,248	—	32,248
Restricted stock withholding taxes net-settlement	(536)	—	(6,140)	—	—	(6,140)	—	(6,140)
Restricted stock awards	2,166	2	(2)	—	—	—	—	—
Balances, November 30, 2010	164,522	165	830,479	(22,076)	—	808,568	1,163	809,731
Components of comprehensive income:
Net income	—	—	—	—	112,406	112,406	229	112,635
Foreign currency translation adjustment, net of $(217) tax effects	—	—	—	1,009	—	1,009	(307)	702
Unrealized gain on investments, no tax	—	—	—	35	—	35	—	35
Comprehensive income						113,450	(78)	113,372
Common stock repurchased and retired	(7,310)	(7)	(94,388)	—	(99,664)	(194,059)	—	(194,059)
Common stock options exercised	8,018	8	76,575	—	—	76,583	—	76,583
Common stock issued for employee stock purchase program	256	—	4,026	—	—	4,026	—	4,026
Tax benefits from employee stock options plans	—	—	8,552	—	—	8,552	—	8,552
Stock-based compensation	—	—	48,867	—	—	48,867	—	48,867
Restricted stock withholding taxes net-settlement	(672)	(1)	(17,920)	—	—	(17,921)	—	(17,921)
Restricted stock awards	1,473	1	(1)	—	—	—	—	—
Balances, November 30, 2011	166,287	166	856,190	(21,032)	12,742	848,066	1,085	849,151
Components of comprehensive income:
Net income	—	—	—	—	122,007	122,007	107	122,114
Foreign currency translation adjustment, net of $(1,270) tax effects	—	—	—	3,621	—	3,621	(81)	3,540
Comprehensive income						125,628	26	125,654
Convertible bond issuance	—	—	50,833	—	—	50,833	—	50,833
Common stock repurchased and retired	(7,606)	(8)	(134,592)	—	(85,665)	(220,265)	—	(220,265)
Common stock options exercised	3,560	4	28,227	—	—	28,231	—	28,231
Common stock issued for employee stock purchase program	229	—	5,186	—	—	5,186	—	5,186
Tax benefits from employee stock options plans	—	—	24,561	—	—	24,561	—	24,561
Stock-based compensation	—	—	61,146	—	—	61,146	—	61,146
Restricted stock withholding taxes net-settlement	(610)	—	(18,212)	—	—	(18,212)	—	(18,212)
Restricted stock awards	1,838	2	(2)	—	—	—	—	—
Balances, November 30, 2012	163,698	$164	$873,337	$(17,411)	$49,084	$905,174	$1,111	$906,285
See accompanying Notes to Consolidated Financial Statements

TIBCO SOFTWARE INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended November 30,
	2012	2011	2010
Operating activities:
Net income	$122,114	$112,635	$78,471
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	14,931	13,145	13,414
Amortization of acquired intangible assets	35,553	34,661	32,494
Amortization of debt discount and transaction costs	11,465	772	658
Stock-based compensation	61,146	48,867	32,248
Deferred income tax	(20,351)	1,266	(8,478)
Tax benefits related to employee stock option plans	24,561	8,552	30,626
Excess tax benefits from stock-based compensation	(30,311)	(41,950)	(21,510)
Other non-cash adjustments, net	1,486	476	225
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(37,171)	(3,312)	(25,909)
Prepaid expenses and other assets	(1,880)	4,859	13,860
Accounts payable	(3,036)	501	3,829
Accrued liabilities and restructuring costs	(1,542)	7,015	(12,553)
Deferred revenue	60,395	20,563	11,382
Net cash provided by operating activities	237,360	208,050	148,757
Investing activities:
Purchases of short-term investments	(41,409)	(76)	(1,313)
Maturities and sales of short-term investments	7,229	1,451	183
Acquisitions, net of cash acquired	(132,209)	(63,610)	(78,573)
Purchases of property and equipment	(23,723)	(13,971)	(6,399)
Restricted cash pledged as security	(1,169)	(3,234)	(5,498)
Other investing activities, net	326	—	485
Net cash used in investing activities	(190,955)	(79,440)	(91,115)
Financing activities:
Proceeds from issuance of convertible debt, net	584,450	—	—
Proceeds from revolving credit facility	116,648	30,000	—
Principal payments on debt	(152,397)	(2,269)	(3,492)
Proceeds from issuance of common stock	33,417	80,610	86,940
Repurchases of the Company’s common stock	(220,265)	(194,059)	(204,280)
Withholding taxes related to restricted stock net share settlement	(18,212)	(17,922)	(6,140)
Excess tax benefits from stock-based compensation	30,311	41,950	21,510
Net cash provided by (used in) financing activities	373,952	(61,690)	(105,462)
Effect of foreign exchange rate changes on cash and cash equivalents	(1,196)	(2,761)	(720)
Net increase (decrease) in cash and cash equivalents	419,161	64,159	(48,540)
Cash and cash equivalents at beginning of year	308,148	243,989	292,529
Cash and cash equivalents at end of year	$727,309	$308,148	$243,989
Supplemental disclosures:
Interest paid	$10,536	$2,994	$3,023
Income taxes paid	$12,967	$12,883	$22,770

See accompanying Notes to Consolidated Financial Statements

TIBCO SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Business
TIBCO Software Inc. ("TIBCO," the "Company," "we" or "us"), a Delaware corporation, is a leading independent provider of middleware and infrastructure software. Our standards-based software platform enables customers to create flexible, event-driven applications from infrastructure and deliver real-time, actionable insights. Our solutions help customers operate their business more efficiently, better capitalize on opportunities to increase revenue and market share and extend the life of past investments made. Using our software, customers have the ability to capture the right information, at the right time and act on it preemptively for a competitive advantage—what we call "the two-second advantage™ ".

2.	Summary of Significant Accounting Policies
Principles of Consolidation
The Consolidated Financial Statements include the accounts of TIBCO and our wholly-owned and majority-owned subsidiaries. Noncontrolling interest is reported as a separate component of Consolidated Statements of Equity from the equity attributable to TIBCO's stockholders for all periods presented. The noncontrolling interests in our Net Income have been excluded from Net Income Attributable to TIBCO Software Inc in our Consolidated Statements of Operations. All intercompany accounts and transactions have been eliminated in consolidation.
Fiscal Years
Our fiscal year is a twelve month period ending on November 30 of a stated year. For the purpose of presentation, we refer to the fiscal years ended November 30, 2012, 2011 and 2010, as our fiscal years 2012, 2011 and 2010, respectively.
Use of Estimates
The preparation of the Consolidated Financial Statements in conformity with generally accepted accounting principles in the United States of America ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. We believe that the estimates, assumptions and judgments involved in revenue recognition, allowances for doubtful accounts, returns and discounts, product development costs, stock-based compensation, business combinations, legal contingencies, realizability of goodwill, intangible assets and long-lived assets, and accounting for income taxes have the greatest potential impact on our Consolidated Financial Statements.
Revenue Recognition
License revenue consists principally of revenue earned under software license agreements. License revenue is generally recognized when a signed contract or other persuasive evidence of an arrangement exists, the software has been shipped or electronically delivered, the license fee is fixed or determinable and collection of the resulting receivable is probable. When contracts contain multiple software and software-related elements (for example, software license, maintenance and professional services) wherein Vendor-Specific Objective Evidence ("VSOE") exists for all undelivered elements, we account for the delivered elements in accordance with the "Residual Method." VSOE of fair value for maintenance and support is established by a stated renewal rate, if substantive, included in the license arrangement or rates charged in stand-alone sales of maintenance and support. VSOE of fair value of consulting and training services is based upon stand-alone sales of those services.
Provided all other revenue criteria are met, the upfront, minimum, non-refundable license fees from original equipment manufacturer ("OEM") customers are recognized upon delivery, and on-going royalty fees are recognized upon reports of units shipped. Revenue on shipments to resellers is recognized when all revenue criteria are met, including evidence of sell-through to the end-user, and is recorded net of related costs to the resellers. Revenue from subscription license agreements, which include software, rights to unspecified future products and maintenance, is recognized ratably over the term of the subscription period.
Maintenance revenue consists of fees for providing software updates on a when-and-if available basis and technical support for software products ("post-contract customer support" or "PCS"). Maintenance revenue is recognized ratably over the term of the agreement. Payments received in advance of services performed are deferred.
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

TIBCO SOFTWARE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
For arrangements that do not qualify for separate accounting for the license and professional services revenues, including arrangements that involve significant modification or customization of the software, that include milestones or customer specific acceptance criteria that may affect collection of the software license fees or where payment for the software license is tied to the performance of professional services, software license revenue is generally recognized together with the professional services revenue using either the percentage-of-completion or completed-contract method. The completed contract method is used for contracts where there is a risk over final acceptance by the customer or for contracts that are short term in nature. Under the percentage-of-completion method, revenue recognized is equal to the ratio of costs expended to date to the anticipated total contract costs, based on current estimates of costs to complete the project. If there are milestones or acceptance provisions associated with the contract, the revenue recognized will not exceed the most recent milestone achieved or acceptance obtained. If the total estimated costs to complete a project exceed the total contract amount, indicating a loss, the entire anticipated loss would be recognized in the current period.
In the first quarter of fiscal year 2011 we adopted the amended accounting guidance for certain multiple deliverable revenue arrangements that:

•provides updated guidance on whether multiple deliverables exist, how the deliverables in an arrangement should be separated, and how the consideration should be allocated;
•requires an entity to allocate revenue in an arrangement using the estimated selling price ("ESP") of deliverables if a vendor does not have VSOE of selling price or third-party evidence ("TPE") of selling price; and
•eliminates the use of the residual method and requires an entity to allocate revenue using the relative selling price method.
We enter into multiple element revenue arrangements in which a customer may purchase a combination of software licenses, hosting services, maintenance, professional services and hardware. If a tangible hardware product includes software, we determine if the tangible hardware and the software work together to deliver the product's essential functionality. If so, the entire product is accounted for as a non-software deliverable; otherwise the hardware product and the software are accounted for separately. For multiple element arrangements that contain non-software related elements, for example our hosting services, we allocate revenue to each non-software element based upon the relative selling price of each, and if software and software-related elements are also included in the arrangement, to those elements as a group based on our ESP for the group. When applying the relative selling price method, we determine the selling price for each deliverable using VSOE of selling price, if it exists, then TPE of selling price. If neither VSOE nor TPE of selling price exist for a deliverable, we use our ESP for multiple element arrangements that include non-software components. The objective of ESP is to determine the price at which we would transact a sale if the product or service were sold on a stand-alone basis. We determine ESP by considering multiple factors, including, but not limited to, geographies, market conditions, competitive landscape, internal costs, gross margin objectives and pricing practices. ESP is generally used for offerings that are not typically sold on a stand-alone basis or for new or highly customized offerings. Revenue allocated to each element is then recognized when the basic revenue recognition criteria are met for each element. The manner in which we account for multiple element arrangements that contain only software and software-related elements remains unchanged.
We show revenue from sales of software licenses and hardware as license revenue, and revenue from maintenance, professional services and hosting as services and maintenance revenue in our Consolidated Statements of Operations. Revenue recognized from hardware sales represents less than 5% of total revenue.
Fair Value of Financial Instruments

TIBCO SOFTWARE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair values of our financial instruments including accounts receivable, accounts payable, accrued liabilities, mortgage note payable and revolving credit facility do not materially differ from their carrying amounts due to their short maturities and, in the case of the revolving credit facility, their variable, market-based interest rates. The fair values of our cash equivalents, short-term investments and derivative instruments are detailed further in Note 5.
Concentration of Credit Risk
Our cash, cash equivalents, short-term investments and accounts receivable are potentially subject to concentration of credit risk. Cash, cash equivalents and investments are deposited with financial institutions or invested in security issuers that management believes are creditworthy. We perform ongoing credit evaluations of our customers’ financial condition and, generally, require no collateral from our customers. We maintain an allowance for doubtful accounts receivable based on various factors, including our review of credit profiles of our customers, contractual terms and conditions, current economic trends and historical payment experience; see Note 6 for further details.
No customer accounted for more than 10% of total revenue in fiscal years 2012, 2011 or 2010. As of November 30, 2012 and 2011, no single customer had a balance in excess of 10% of our net accounts receivable.
Cash, Cash Equivalents and Short-Term Investments
We consider all highly liquid investment securities with remaining maturities at the date of purchase of three months or less to be cash equivalents. We determine the appropriate classification of marketable securities at the time of purchase and evaluate such designation as of each balance sheet date. To date, all marketable securities have been classified as available-for-sale and are carried at fair value with unrealized gains and losses, if any, included as a component of Accumulated Other Comprehensive Income (Loss) in Stockholders’ Equity. These available-for-sale investments are presented as Current Assets as they are available for current operations. Interest, dividends, realized gains and losses and impairment losses are included in Interest Income and Other Income (Expense). Realized gains and losses and impairment losses are recognized based on the specific identification method.
Property and Equipment, net
Property and equipment are stated at cost, net of accumulated depreciation. These assets are depreciated using the straight-line method over their estimated useful lives as follows:

Buildings	25 years
Equipment and software	2-5 years
Furniture and fixtures	5 years
Facilities improvements	Shorter of the lease term or the estimated useful life
Depreciation expense for property and equipment was $14.9 million, $13.1 million and $13.4 million in fiscal years 2012, 2011 and 2010, respectively.
Goodwill and In-Process Research and Development
Goodwill and intangible assets with indefinite useful lives are not amortized, but are tested for impairment at least annually or as circumstances indicate that their value may no longer be recoverable. We do not have intangible assets with indefinite useful lives other than goodwill. To assess if goodwill is impaired we first perform a qualitative assessment to determine whether further impairment testing is necessary. If, as a result of the qualitative assessment, we consider it more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, we perform a quantitative impairment test. This includes a screening for an impairment and, in a second step, the measuring of such impairment. We perform our goodwill impairment test annually in our fourth fiscal quarter, and the last impairment test was completed for the fiscal year ended November 30, 2012 when it was determined that the fair value was significantly in excess of the carrying value. The guidance for goodwill and other intangible assets requires impairment testing based on reporting units. We periodically re-evaluate our business and have determined that we continue to operate in one segment, which we consider our sole reporting unit. Therefore, goodwill was tested and will continue to be tested for impairment at the enterprise level. To date, we have determined that there has been no impairment of goodwill.

Impairment of Long-Lived Assets

TIBCO SOFTWARE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We evaluate the recoverability of our long-lived assets which includes amortizable intangible and tangible assets in accordance with authoritative guidance on accounting for the impairment or disposal of long-lived assets. Acquired intangible assets with definite useful lives are amortized over their useful lives. We evaluate long-lived assets, other than goodwill, for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. We recognize such impairment in the event the net book value of such assets exceeds their fair value. If the fair value of a long-lived asset exceeds its carrying value of the net asset assigned, then the asset is not impaired and no further testing is performed. If the carrying value of the net asset assigned exceeds the fair value of the asset, then we must perform the second step of the impairment test in order to determine the implied fair value. No long-lived assets impairment losses were incurred in the fiscal years presented.
Business Combinations
Under the accounting guidance for business combinations we recognize separately from goodwill the assets acquired and the liabilities assumed, at their fair values as of the date of the acquisition. Goodwill as of the acquisition date is measured as the excess of consideration transferred and the net of the acquisition date fair values of the assets acquired and the liabilities assumed.
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
The total purchase price allocated to the tangible assets acquired is assigned based on the fair values as of the acquisition date. The fair value assigned to identifiable intangible assets acquired is determined using the income approach which discounts expected future cash flows to present value using estimations and assumptions determined by management. We believe that these identified intangible assets will have no residual value after their estimated economic useful lives. The identifiable intangible assets are subject to amortization on a straight-line basis as this best approximates the benefit period related to these assets.
The excess of the purchase price over the identified tangible and intangible assets, less liabilities assumed, is recorded as goodwill and primarily reflects the value of the synergies expected to be generated from combining our and the acquired entities’ technology and operations. Generally, none of the goodwill recorded in connection with the acquisitions is deductible for income tax purposes.
Acquisition Related and Other
Acquisition related and other expenses consist of costs incurred after the issuance of a definitive term sheet for a particular transaction (whether or not such transaction is ultimately completed, remains in-process or is not completed) and include legal, banker, accounting and other advisory fees of third parties and severance costs for employees of the acquired company that are terminated within 90 days of the acquisition date. These costs include professional services fees and employee severance.
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
Stock-Based Compensation
We utilize the Black-Scholes option pricing model for determining the estimated fair value of our share-based awards. The Black-Scholes model requires the use of highly subjective and complex assumptions which determine the fair value of share-based awards, including the option’s expected term and the price volatility of the underlying stock. We determined that a blend of implied volatility and historical volatility is more reflective of the market conditions and a better indicator of expected volatility than historical volatility alone. The fair value of the awards that are ultimately expected to vest is recognized over the

TIBCO SOFTWARE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

requisite service periods typically on a straight-line basis in our Consolidated Statements of Operations. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.
Since fiscal year 2010, we have granted performance-based restricted stock units ("PRSUs") to our section 16 officers and certain other employees. We recognize the stock-based compensation expense for our PRSUs based on the probability of achieving certain performance criteria, as defined in the PRSU agreements. We then estimate the most probable period in which the performance criteria will be met, if at all, and recognize the expense using the graded vesting attribution method over the remaining recognition period. Due to the long-term nature of the performance goals, assessing the probability of achieving these goals is a highly subjective process that requires judgment. A deferred tax asset is recorded over the vesting period as stock compensation cost is recorded. Our ability to realize the deferred tax asset is ultimately based on the actual value of the stock-based awards upon release of the restricted stock unit. If the actual value is lower than the fair value determined on the date of grant, it would result in the reversal of such deferred tax asset with an increase to our income tax expense for the portion of the deferred tax asset that cannot be realized in that future period.
We utilize the "long form" method of calculating the tax effects of share-based compensation. Under the "long form" method, we determined the beginning balance of the additional paid-in capital pool ("APIC pool") related to the tax effects of the employee share-based compensation "as if" we had adopted the recognition provisions of share-based payment since its effective date of January 1, 1995. We also determined the subsequent impact on the APIC pool and Consolidated Statements of Cash Flows of the tax effect of employee share–based compensation awards that were issued after the adoption of the share-based payment guidance and outstanding at the adoption date.
Consistent with prior years, we use the "with and without" approach in determining the order in which our tax attributes in connection with excess stock option tax benefits are utilized. The "with and without" approach results in the recognition of the windfall stock option tax benefits only after all other tax attributes, except for pre-acquisition tax attributes of acquired entities, have been considered in the annual tax accrual computation. Also consistent with prior years, we consider the indirect effects of the windfall deduction on the computation of other tax attributes, such as the R&D credit deduction, as an additional component of equity. This incremental tax benefit is credited to additional paid in capital when realized.
Income Taxes
We make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes.
We assess the likelihood that we will be able to recover our deferred tax assets on a more-likely-than-not basis. We consider all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. If it is not more likely than not that we expect to recover our deferred tax assets, we will increase our provision for taxes by recording a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable.
Foreign Currencies
Most of our foreign subsidiaries use the local currency of their respective countries as their functional currency. Assets and liabilities of these subsidiaries are translated into U.S. dollars at exchange rates as of the balance sheet date. Income and expense items are translated at average exchange rates for the period. Cumulative translation adjustments are included as a component of Accumulated Other Comprehensive Income (Loss) in Stockholders’ Equity. Foreign currency exchange gains and losses, derived from monetary assets and liabilities stated in a currency other than the functional currency, are recorded in the Consolidated Statements of Operations. We recorded foreign currency exchange losses of $(0.7) million, $(1.9) million and $(1.9) million in fiscal years 2012, 2011 and 2010, respectively, in Other Income (Expense) in our Consolidated Statements of Operations.
Foreign Currency Forward Contracts
To manage currency exposure related to net assets and liabilities denominated in foreign currencies, we enter into forward contracts. The gains and losses on these derivative instruments are intended to offset the impact of foreign exchange rate changes on the underlying foreign currency denominated assets and liabilities subject to remeasurement and transaction exposures, and therefore, these forward contracts do not subject us to material balance sheet risk. We do not enter into derivative financial instruments for speculative purposes. These derivative instruments are not designed for hedge accounting

TIBCO SOFTWARE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and are adjusted to fair value through Other Income (Expense) under the Consolidated Statements of Operations and recorded as assets or liabilities in the Consolidated Balances Sheets.
Capitalized Software Development Costs
Capitalization of material software development costs begins when a product’s technological feasibility has been established. We define technological feasibility as the establishment of a working model, which typically occurs when beta testing commences. To date, the period between achieving technological feasibility and the general availability of our software products has been very short. Accordingly, our software development costs have been expensed as incurred, with the exception of immaterial costs related to hosted services.
Costs related to software acquired, developed or modified solely for internal use, with no substantive plans to market such software at the time of development, are capitalized. Costs incurred during the preliminary planning and evaluation stage of the project and during post implementation operational stage are expensed as incurred. Costs incurred during the application development stage of the project are capitalized. These costs are included in Property and Equipment on the Consolidated Balance Sheets and are depreciated on a straight line basis over the useful life of the software.
Advertising Expense
Advertising costs are expensed as incurred and totaled approximately $3.0 million, $2.4 million and $2.5 million in fiscal years 2012, 2011 and 2010, respectively.
Recent Accounting Pronouncements
In June 2011, the Financial Accounting Standards Board ("FASB") issued an update to Presentation of Comprehensive Income that requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The guidance eliminates the option to present the components of other comprehensive income as part of the statement of equity. The guidance is effective for us in the first quarter of fiscal year 2013. We do not expect the adoption of this update to have a material impact on our consolidated results of operations and financial condition.

3.	Business Combinations

Acquisitions in Fiscal Year 2012

On April 10, 2012, we acquired LogLogic, Inc. ("LogLogic"), a private company based in San Jose, California and incorporated in Delaware. LogLogic is a provider of scalable log and security management platforms. We paid $131.6 million, net of cash acquired, to acquire all of the outstanding shares of capital stock of LogLogic. We have also incurred $0.7 million of transaction costs associated with the acquisition. As a result of the acquisition, we assumed facility leases, certain liabilities and commitments of LogLogic. We are currently evaluating the purchase price allocation for this transaction.

The preliminary allocation of the purchase price for the LogLogic acquisition is as follows (in thousands):

Cash	$5,018
Accounts receivable (approximate contractual value)	5,359
Other assets	1,524
Deferred income tax asset, net	4,371
Identifiable intangible assets	61,200
Goodwill	73,460
Liabilities	(7,006)
Deferred revenue	(7,297)
Total preliminary purchase price	$136,629
Identifiable intangible assets (in thousands, except amortization period):

TIBCO SOFTWARE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Gross Amount at Acquisition Date	Weighted Average Amortization Period
Existing technology	$32,800	6.0 years
Customer base	3,200	6.0 years
Maintenance agreements	22,300	7.0 years
Trademarks	2,900	7.0 years
	$61,200	6.4 years
Acquisitions in Fiscal Year 2011
Nimbus Partners Limited
On August 30, 2011, TIBCO International Holdings B.V., an indirect wholly-owned subsidiary of us, acquired Nimbus Partners Limited ("Nimbus"), a private company organized under the laws of England and Wales and a provider of business process discovery and analysis applications that help companies drive adoption of business process initiatives. We paid $42.0 million of cash to acquire the outstanding equity of Nimbus. We have also incurred $1.0 million of acquisition related and other expenses associated with the acquisition. As a result of the acquisition, we assumed facility leases, certain liabilities and commitments of Nimbus.

LoyaltyLab, Inc.
On December 7, 2010, we acquired LoyaltyLab, Inc. ("Loyalty Lab"), a private company incorporated in Delaware. Loyalty Lab is a provider of loyalty management solutions allowing marketers to manage loyalty programs from their desktop. This acquisition provides us international presence in the customer loyalty market. We paid $23.5 million in cash to acquire all of the outstanding shares of capital stock of Loyalty Lab. In the fourth quarter of fiscal year 2011, we recorded a decrease in goodwill of $0.4 million as a result of the adjustment of deferred income tax assets. We have also incurred $0.4 million of acquisition related and other expenses associated with the acquisition. As a result of the acquisition, we assumed facility leases and certain liabilities and commitments of Loyalty Lab.

Acquisitions in Fiscal Year 2010
OpenSpirit Corporation
On September 22, 2010, we acquired OpenSpirit Corporation ("OpenSpirit"), a private company incorporated in Delaware. OpenSpirit is a provider of data and application integration solutions for the exploration and production segment of the global oil and gas market. OpenSpirit’s vendor-neutral approach is designed to enable companies to pursue an architectural model to both better leverage legacy investments and exploit new technologies which reduce the time and risk associated with decision making. We paid $18.4 million in cash to acquire all of the outstanding shares of capital stock of OpenSpirit. In the first quarter of fiscal year 2011, we recorded a decrease in goodwill of $0.2 million net of tax as a result of the adjustment of certain accrued liabilities. In the third quarter of fiscal year 2011, we recorded a decrease in goodwill of $0.5 million as a result of the adjustment of deferred income tax assets. We have also incurred $0.5 million of acquisition related and other expenses associated with the acquisition.
Proginet Corporation
On September 15, 2010, we acquired Proginet Corporation ("Proginet"), a public company incorporated in Delaware. Proginet is a provider of managed file transfer solutions. This acquisition augments our broader software infrastructure offerings and we believe it will help customers across industries more efficiently manage the information and processes that run their business. We paid $22.0 million in cash to acquire all of the outstanding shares of capital stock of Proginet. In the third quarter of fiscal year 2011, we recorded an increase in goodwill of $0.2 million as a result of the adjustment of deferred income tax assets. We have also incurred $0.6 million of acquisition related and other expenses associated with the acquisition.
Kabira Technologies, Inc.
On April 20, 2010, we acquired Kabira Technologies, Inc. ("Kabira"), a private company incorporated in Delaware and a provider of high performance transaction processing software solutions for communications service providers globally. Kabira’s products and solutions support key infrastructure capabilities such as subscriber provisioning, value-based charging, and mobile payments. Its in-memory approach to supporting transactions complements our abilities in handling events and adds to our broader suite of in-memory infrastructure software products. We paid $3.9 million of cash to acquire all of the outstanding equity of Kabira. In the first quarter of fiscal year 2011, we recorded an increase in goodwill of $0.5 million as a result of the adjustment of deferred income tax assets. We have also incurred $0.5 million of acquisition related and other expenses

TIBCO SOFTWARE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

associated with the acquisition.
The excess of the purchase price over the identified tangible and intangible assets, less liabilities assumed, was recorded as goodwill. We anticipate that $1.3 million of the goodwill recorded in connection with the Kabira acquisition will be deductible for income tax purposes.
Netrics.com, Inc.
On March 8, 2010, we acquired Netrics.com, Inc. ("Netrics"), a private company incorporated in Delaware and a provider of data quality software and services. Netrics’ in-memory-based approach to pattern matching and detection complements our core integration and business optimization offerings and adds to our broader suite of in-memory infrastructure software products. We paid $10.5 million of cash to acquire all of the outstanding equity of Netrics. We have also incurred $0.4 million of acquisition related and other expenses associated with the acquisition.
Foresight Corporation
On December 31, 2009, we acquired Foresight Corporation ("Foresight"), a private company incorporated in Delaware and a provider of Electronic Data Interchange ("EDI") productivity tools and transaction automation solutions. Foresight’s products connect partners and validate transactions, reducing administrative inefficiencies and addressing mandates. Foresight also expands our expertise in the healthcare and EDI markets, where its ability to support and validate transactions across a range of standards complements our core business-to-business abilities. We paid $30.0 million of cash to acquire all of the outstanding equity of Foresight. In the fourth quarter of fiscal year 2010, we recorded a decrease in goodwill of $1.1 million net of tax as a result of the adjustment of certain accrued liabilities. We have also incurred $0.8 million of acquisition related and other expenses associated with the acquisition.

Pro Forma Adjusted Summary (unaudited)
The results of LogLogic, Nimbus, Loyalty Lab, OpenSpirit, Proginet, Kabira, Netrics and Foresight’s operations have been included in the Consolidated Financial Statements since their respective acquisition dates. The following unaudited pro forma adjusted summary reflects TIBCO’s condensed results of operations for the periods ended November 30, 2012 and 2011, respectively. The summary assumes that the businesses had been acquired at the beginning of fiscal year 2011 and include pro forma adjustments for amortization charges for acquired intangible assets, stock-based compensation charges, if any, and related tax effects.
The unaudited pro forma financial information for fiscal year 2012 combines the historical results of TIBCO for the year ended November 30, 2012 and the historical results of LogLogic for the four months ended April 10, 2012. The unaudited pro forma financial information for fiscal year 2011 combines the historical results of TIBCO for fiscal year 2011, the twelve months historical results of LogLogic and the historical results of Nimbus and Loyalty Lab based upon their respective previous reporting periods and the dates these companies were acquired by us.

The following unaudited pro forma adjusted summary is for informational purposes only and is not intended to be indicative of future results of operations or whether similar results would have been achieved if the acquisitions had taken place at the beginning of fiscal year 2011 (in thousands, except per share amounts):

	Year Ended November 30,
	2012	2011
	(Unaudited)
Pro forma adjusted total revenue	$1,037,418	$970,467
Pro forma adjusted net income attributable to TIBCO Software Inc.	$116,867	$103,262
Pro forma adjusted net income per share attributable to TIBCO Software Inc.:
Basic	$0.73	$0.64
Diluted	$0.69	$0.60

4.	Investments
Short-term investments, which are classified as available-for-sale, are summarized below as of November 30, 2012 and 2011 (in thousands):

	Purchased/Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value
As of November 30, 2012
Money market funds	$376,480	$—	$—	$376,480
Corporate bonds and commercial paper	24,558	9	(9)	24,558
U.S Government debt and agency securities	9,646	—	(1)	9,645
Term deposits	595	—	—	595
Mortgage-backed securities	182	78	(52)	208
	$411,461	$87	$(62)	$411,486
As of November 30, 2011
Money market funds	$16,664	$—	$—	$16,664
Term deposits	560	—	—	560
Mortgage-backed securities	200	51	(26)	225
	$17,424	$51	$(26)	$17,449
Fixed income securities included in short-term investments above are summarized by their contractual maturities as follows (in thousands):

	November 30,
	2012	2011
Contractual maturities:
Less than one year	$22,733	$—
One to three years	11,678	225
	$34,411	$225

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

TIBCO SOFTWARE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

market securities. Such instruments are generally classified within Level 1 of the fair value hierarchy.
The types of instruments valued based on other observable inputs include U.S. government and agency securities, sovereign government obligations, investment-grade corporate bonds, mortgage-backed and asset-backed products, term deposits and state, municipal and provincial obligations. Such instruments are generally classified within Level 2 of the fair value hierarchy.
We execute our foreign currency contracts primarily in the retail market in an over-the-counter environment with a relatively high level of price transparency. The market participants usually are large multi-national and regional banks. Our foreign currency contracts valuation inputs are based on quoted prices and quoted pricing intervals from public data sources and do not involve management judgment. These contracts are typically classified within Level 2 of the fair value hierarchy. There is no transfer between Level 1, Level 2 and Level 3 in our fiscal years 2012 and 2011.

Fair value hierarchy of our cash equivalents, short-term investments and foreign currency contracts at fair value (in thousands):

		Fair Value Measurements at Reporting Date using
Description	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant other Observable Inputs (Level 2)
As of November 30, 2012
Assets:
Money market fund	$376,480	$376,480	$—
Corporate bonds and commercial paper	24,558	—	24,558
U.S. government and agency debt securities	9,645	—	9,645
Term deposits	595	—	595
Mortgage-backed securities	208	—	208
Foreign currency forward contracts	101	—	101
Liabilities:
Foreign currency forward contracts	$130	$—	$130
As of November 30, 2011
Assets:
Money market fund	$16,664	$16,664	$—
Term deposits	560	—	560
Mortgage-backed securities	225	—	225
Foreign currency forward contracts	142	—	142
Liabilities:
Foreign currency forward contracts	$142	$—	$142
Derivative Instruments
We conduct business in the Americas; Europe, the Middle East and Africa ("EMEA"); and Asia Pacific and Japan ("APJ"). As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or changes in economic conditions in foreign markets. The U.S. dollar is our major transaction currency; we also transact business in approximately 25 foreign currencies worldwide, of which the most significant to our operations in fiscal years 2012 and 2011 was the Euro. We enter into forward contracts with financial institutions to manage our currency exposure related to net assets and liabilities denominated in foreign currencies, and these forward contracts are generally settled monthly. Our forward contracts reduce, but do not eliminate, the impact of currency exchange rate movements. Gains and losses on forward contracts are included in Other Income (Expense) in our Consolidated Statements of Operations.

As of November 30, 2012, we had the following forward contracts outstanding (in thousands):

TIBCO SOFTWARE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Notional Value Local Currency	Notional Value USD	Fair Value Gain (Loss) USD
Forward contracts sold:
Australian dollar	9,000	$9,357	$(1)
Brazilian real	2,500	1,170	56
British pound	2,700	4,326	1
Canadian dollar	4,980	5,004	5
Euro	33,500	43,560	5
Indian rupee	64,000	1,177	6
Japanese yen	345,000	4,188	(5)
Singapore dollar	1,400	1,147	—
New Taiwan dollar	31,000	1,066	(5)
Forward contracts bought:
British pound	12,400	19,867	(118)
Canadian dollar	480	483	4
Hong Kong dollar	6,900	890	—
			$(52)

	Notional Value Local Currency	Notional Value Euro	Fair Value Gain (Loss) USD
Forward contracts sold:
Canadian dollar	1,200	€928	$1
Forward contracts bought:
British pound	6,000	7,394	5
Swedish krona	31,500	3,636	5
United States dollar	48,300	37,145	12
			$23

	Derivatives not Designated as Hedging Instruments
	2012	2011
Foreign currency forward contracts, fair value included in:
Other Current Assets	$101	$142
Accrued Liabilities	130	142

		Amount of Gain or (Loss) Recognized In Income on Derivative Year Ended November 30,
Derivatives not Designated as Hedging Instruments	Location	2012	2011
Foreign Currency Contracts	Other income/(expense)	$2,961	$8,426

Currently, we do not have master netting agreements with our counterparties for our forward contracts. We mitigate the credit risk of these derivatives by transacting with highly rated counterparties. As of November 30, 2012, we have evaluated the credit and non-performance risks associated with our derivative counterparties, and we believe that the impact of the credit risk associated with our outstanding derivatives was insignificant.

6.	Accounts Receivable and Allowances for Doubtful Accounts, Returns and Discounts
Accounts receivable, net, by category is as follows (in thousands):

	November 30,
	2012	2011
Accounts receivable	$220,286	$182,788
Unbilled fees for professional services	19,420	19,499
	239,706	202,287
Less: Allowances for doubtful accounts, returns and discounts	(5,606)	(5,868)
Net accounts receivable	$234,100	$196,419
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
Unbilled receivables of $19.4 million and $19.5 million mainly consist of professional services performed during the last quarter of fiscal years 2012 and 2011, respectively, for which billings have not been issued.
The following is a summary of activities in allowances for doubtful accounts, returns and discounts for the fiscal years indicated (in thousands):

Year Ended November 30,	Allowances Beginning Balance	Charged Against Revenue	Charged to Expenses	Write-offs, Adjustments, Net of Recovery	Allowances Ending Balance
2012	$5,868	$1,343	$559	$(2,164)	$5,606
2011	5,729	650	100	(611)	5,868
2010	4,224	200	—	1,305	5,729

7.	Property and Equipment
Property and equipment by category is as follows (in thousands):

	November 30,
	2012	2011
Buildings	$77,938	$77,938
Equipment and software	64,956	58,021
Furniture and fixtures	8,475	6,923
Facility improvements	58,118	51,016
	209,487	193,898
Less: Accumulated depreciation	(111,013)	(104,027)
	$98,474	$89,871
Building Acquisition
In June 2003, we purchased the four buildings comprising our corporate headquarters in Palo Alto, California. In connection with the purchase we entered into a 51 year lease of the land upon which the buildings are located. The lease was paid in advance in the amount of $28.0 million. The total consideration paid for the land lease and the buildings was $108.0

TIBCO SOFTWARE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

million, which was comprised of $54.0 million in cash and a $54.0 million mortgage note payable; see Note 10 and Note 12 for further details.
The net purchase price of the buildings of $77.9 million is stated at cost and is included as a component of Property and Equipment on the Consolidated Balance Sheets. Depreciation is computed using the straight-line method over the estimated useful life of 25 years.

8.	Goodwill and Other Acquired Intangible Assets
Goodwill
The changes in the carrying amount of goodwill for the fiscal years ended November 30, 2012 and 2011 are as follows (in thousands):

Goodwill
Balance as of November 30, 2010	$409,545
Goodwill recorded for the Nimbus acquisition	27,117
Goodwill recorded for the Loyalty Lab acquisition	11,966
Goodwill adjustment for the OpenSpirit acquisition(1)	(689)
Goodwill adjustment for the Proginet acquisition(1)	205
Goodwill adjustment for the Kabira acquisition(1)	464
Foreign currency translation	3,213
Balance as of November 30, 2011	$451,821
Goodwill recorded for the LogLogic acquisition	73,460
Goodwill adjustment for the Nimbus acquisition(1)	1,077
Goodwill recorded for other business combination	801
Foreign currency translation	5,131
Balance as of November 30, 2012	$532,290

(1)
Pursuant to the business combinations accounting guidance, we record goodwill adjustments for the effect on goodwill changes to net assets acquired during the measurement period (up to one year from the date of an acquisition). Goodwill adjustments were not significant to our previously reported operating results or financial position.

Acquired Intangible Assets
Our acquired intangible assets are subject to amortization on a straight line basis over their estimated useful lives as follows:

	Estimated Life	Weighted Average Remaining Life
Developed technologies	4 to 9 years	4.3 years
Customer base	4 to 9 years	3.5 years
Patents/core technologies	5 to 7 years	2.9 years
Trademarks	4 to 8 years	5.1 years
Maintenance agreements	4 to 9 years	5.0 years

The carrying values of our amortized acquired intangible assets are as follows (in thousands):

TIBCO SOFTWARE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	November 30, 2012			November 30, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technologies	$182,152	$(118,992)	$63,160	$146,289	$(102,034)	$44,255
Customer base	59,525	(43,328)	$16,197	56,165	(37,376)	18,789
Patents/core technologies	28,295	(24,198)	$4,097	27,922	(21,542)	6,380
Trademarks	12,777	(8,251)	$4,526	9,771	(7,077)	2,694
Non-compete agreements	580	(580)	$—	580	(580)	—
Maintenance agreements	83,762	(48,481)	$35,281	61,677	(38,237)	23,440
In-process research and development	—	—	$—	1,700	—	$1,700
Total intangible assets	$367,091	$(243,830)	$123,261	$304,104	$(206,846)	$97,258

In fiscal year 2012, in-process research and development was reclassified into developed technologies as the development of the technology was completed and the related product released.
The estimated future amortization of acquired intangible assets as of November 30, 2012 is as follows (in thousands):

Year Ended November 30,
2013	$34,942
2014	28,317
2015	23,316
2016	17,660
2017	11,772
Thereafter	7,254
Total intangible assets, net	$123,261

9.	Accrued Restructuring and Acquisition Integration Costs
Accrued Restructuring Costs
2011 Restructuring Plan.    In order to achieve cost efficiencies and realign our resources and operations, our Board of Directors approved a restructuring plan initiated by management during the fourth quarter of fiscal year 2011. The restructuring charges were primarily related to excess facilities and other corporate actions aimed to increase efficiencies and reduce redundancies, including those arising from recent acquisitions. As of November 30, 2012, the total restructuring costs associated with the 2011 restructuring plan were $8.2 million and are presented as restructuring charges in our Consolidated Statements of Operations. We recognized $8.8 million of restructuring charges during fiscal year 2011 and released $0.6 million in fiscal year 2012 due to changes in estimates. Changes in estimates, if any, will be reflected in our future results of operations. We expect to fulfill our remaining cash obligations associated with this restructuring no later than 2014.

2010 Restructuring Plan.    In order to achieve cost efficiencies and realign our resources and operations, our Board of Directors approved a restructuring plan initiated by management during the second quarter of fiscal year 2010. The restructuring charges were primarily related to excess facilities and other corporate actions arising from the recent acquisition of Kabira. As of November 30, 2010, the total estimated restructuring costs associated with the 2010 restructuring plan were $7.1 million, and consisted of costs associated with employee terminations and exit of excess facilities. These costs are recognized in accordance with the current guidance on accounting for exit activities and are presented as restructuring charges in our Consolidated Statements of Operations. We recognized $0.1 million and $7.0 million of restructuring charges during fiscal years 2011 and 2010, respectively. Changes in estimates, if any, will be reflected in our future results of operations as required by the current accounting guidance. We expected to fulfill our remaining cash obligations associated with this restructuring no later than 2013.
The following is a summary of activities in accrued restructuring and integration costs for each of the three fiscal years ended November 30, 2012, 2011 and 2010 (in thousands):

TIBCO SOFTWARE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Accrued Excess Facilities				Accrued Severance and Other
	Headquarter Facilities	Acquisition Integration	Restructuring	Subtotal	Acquisition Integration	Restructuring	Subtotal	Total
As of November 30, 2009	$5,811	$400	$—	$6,211	$720	$—	$720	$6,931
Acquisition integration costs	—	—	—	—	159	—	159	159
Adjustment	(250)	—	1,748	1,498	—	5,455	5,455	6,953
Cash utilized	(5,423)	(344)	(824)	(6,591)	(868)	(3,357)	(4,225)	(10,816)
As of November 30, 2010	$138	$56	$924	$1,118	$11	$2,098	$2,109	$3,227
Acquisition integration costs	—	—	—	—	—	(242)	(242)	(242)
Restructuring charges	—	—	2,405	2,405	—	6,521	6,521	8,926
Cash utilized	(138)	(15)	(547)	(700)	(11)	(3,358)	(3,369)	(4,069)
As of November 30, 2011	$—	$41	$2,782	$2,823	$—	$5,019	$5,019	$7,842
Restructuring charges	—	(41)	(312)	(353)	—	(295)	(295)	(648)
Cash utilized	—	—	(1,139)	(1,139)	—	(4,519)	(4,519)	(5,658)
As of November 30, 2012	$—	$—	$1,331	$1,331	$—	$205	$205	$1,536

As of November 30, 2012, $0.6 million of the $1.5 million accrued restructuring were classified as long-term liabilities based on our current expectation that the lease payments will be paid over the remaining term of the related leases.

10.	Debt and Credit Facilities
Mortgage Note Payable
In connection with the purchase of our corporate headquarters in June 2003, we recorded a $54.0 million mortgage note payable to a financial institution collateralized by the commercial real property acquired. The balance on the mortgage note payable was $35.7 million and $38.1 million as of November 30, 2012 and 2011, respectively.
The mortgage note payable carries a 20-year amortization, and in the second quarter of fiscal year 2007, we amended the mortgage note payable such that it now carries a fixed annual interest rate of 5.50%. The $34.4 million principal balance that will be remaining at the end of the 10-year term will be due as a final lump sum payment on July 1, 2013. Under the currently applicable terms of the mortgage note agreements, we are prohibited from acquiring another company without prior consent from the lender unless we maintain at least $50.0 million of cash or cash equivalents and meet other non-financial terms as defined in the agreements. In addition, we are subject to certain non-financial covenants pursuant to the terms of the mortgage note agreements. As of November 30, 2012, we were in compliance with all covenants.
Credit Facility
In December 2011, we and one of our subsidiaries entered into an Amended and Restated Credit Agreement (the "2011 Credit Facility"). In May 2012, we amended certain covenants and terms of the 2011 Credit Facility. The 2011 Credit Facility matures on December 19, 2016 and provides for cash borrowings up to $250.0 million, with a sublimit for swing line loans up to $10.0 million and standby letters of credit in a face amount of up to $50.0 million. We have an option to request that the lenders increase the available commitments by up to an additional $100.0 million for total borrowings of up to $350.0 million.
Revolving loans accrue interest at a per annum rate based on, at our option, either (i) the base rate plus a margin ranging from 0.25% to 1.25%, depending on TIBCO’s consolidated leverage ratio or (ii) the London Interbank Offered Rate ("LIBOR") rate plus a margin ranging from 1.25% to 2.25%, depending on TIBCO’s consolidated leverage ratio, for various interest periods. The base rate is defined as the highest of (i) the administrative agent’s prime rate, (ii) the federal funds rate plus a margin equal to 0.50%, and (iii) the LIBOR rate for a one month interest period plus a margin equal to 1.00%. We are also obligated to pay commitment fees for the unused amount of the 2011 Credit Facility, letter of credit fees and other customary fees. Loan origination fees and issuance costs of $3.4 million were incurred since consummation of the 2011 Credit Facility which will be amortized through interest expense over a period of five years. Under certain circumstances, a default interest rate of 2.00% above the applicable interest rate will apply on all obligations during the existence of an event of default under the 2011 Credit Facility.
We must maintain a minimum consolidated interest coverage ratio of 3.5:1.0 and a maximum consolidated leverage ratio of 3.25:1.0 in addition to other customary affirmative and negative covenants. The maximum consolidated leverage ratio decreases to 3.00:1.00 and then to 2.75:1.00 with respect to the second fiscal quarter of our fiscal years 2013 and 2014, respectively. As of November 30, 2012, we were in compliance with all covenants under the 2011 Credit Facility.

TIBCO SOFTWARE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of November 30, 2012, we had no outstanding borrowings under the 2011 Credit Facility.
Line of Credit
We have a $20.0 million revolving line of credit that matures in June 2013 (the "Line of Credit"). The revolving line of credit is available for cash borrowings and for the issuance of letters of credit up to $20.0 million. The Line of Credit contains financial covenants substantially identical to those of the 2011 Credit Facility, as well as other customary affirmative and negative covenants. As of November 30, 2012, we were in compliance with all covenants under the line of credit.
In connection with the mortgage note, we entered into an irrevocable letter of credit in the amount of $13.0 million collateralized under the Line of Credit which renews for successive one-year periods, until the mortgage note payable has been satisfied in full. In addition, as of November 30, 2012 we had a total of $1.0 million outstanding with respect to letters of credit in connection with sales and lease transactions.
Guarantee Credit Line and Restricted Cash
We have a revolving guarantee credit line of approximately $13.0 million (the "Guarantee Credit Line") available for issuance of bank guarantees denominated in foreign currency. Issued bank guarantees were approximately $12.5 million and $11.4 million in fiscal years 2012 and 2011, respectively, and were collateralized by pledging the equivalent amount under restricted cash as required under our Guarantee Credit Line. Additionally, other contractual commitments also require us to pledge cash as security under restricted cash. As of November 30, 2012 and 2011, we had restricted cash of $14.6 million and $13.8 million, respectively, which is included in Other Assets on our Consolidated Balance Sheets.

11.	Convertible Senior Notes
Description of Convertible Senior Notes

In April 2012, we issued convertible senior notes (the "Notes") in an aggregate principal amount of $600.0 million due May 1, 2032. The Notes bear interest at a rate of 2.25% per annum. The Notes do not contain any financial covenants or any restrictions on the payment of dividends, the incurrence of senior debt or other indebtedness, or the issuance or repurchase of securities by us. Each $1,000 principal amount of Notes is initially convertible, at the option of the holders, at a rate of 19.7750 shares of our common stock, representing an initial conversion price of approximately $50.57 per share, which is subject to adjustment upon the occurrence of certain events specified in the indenture. On conversion of a Note, we will deliver cash in an amount generally equal to the lesser of the conversion value and the principal amount of each Note and, for any conversion value greater than the principal amount, we will deliver shares of common stock. Holders may convert Notes prior to February 1, 2032, and other than during the period from February 1, 2017 to May 5, 2017, under the following circumstances: (1) if the Notes are called for redemption, at any time prior to the redemption date; (2) during any fiscal quarter commencing after the fiscal quarter ending on September 2, 2012, if our last reported sale price of a share of common stock for at least 20 trading days during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (3) during any five consecutive trading day period when the trading price per $1,000 principal amount of Notes is less than 98% of the product of the last reported sale price of a share of common stock and the conversion rate; and (4) upon the occurrence of certain distributions or corporate events as specified in the indenture governing the Notes. From February 1, 2017 to May 5, 2017, and from February 1, 2032 until the maturity date, holders may convert Notes at any time, regardless of the foregoing circumstances.
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

TIBCO SOFTWARE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
As of November 30, 2012, the carrying value of the Notes was $524.5 million, which consisted of $600.0 million outstanding principal amount net of $75.5 million unamortized debt discount.
In connection with the issuance of the Notes, we incurred $15.6 million of issuance costs, which primarily consisted of investment banking fees and legal and other professional service fees. Deferred issuance costs of $13.4 million attributable to the liability component are being amortized to interest expense through May 5, 2017 and $2.2 million ($1.4 million net of tax) of transaction costs attributable to the equity component were netted with the equity component in additional paid-in capital at the issuance date. The deferred debt issuance costs are recorded within other assets in accordance with short- and long-term classification. If the holders require conversion of some or all of the Notes when the conversion requirements are met, we would accelerate amortization of the pro rata share of the unamortized balance of the issuance cost to additional paid-in capital on such date.

During fiscal year 2012, we recognized interest expense of $18.8 million related to the Notes, comprised of $8.2 million for the contractual coupon interest, $9.0 million related to the amortization of debt discount and $1.6 million related to the amortization of deferred debt issuance costs.
The Notes are carried at face value less any unamortized debt discount and also require disclosure of an estimate of fair value (Level 2 of the three-tier value hierarchy). The fair value of the Notes at each balance sheet date is determined based on recent quoted market prices or dealer quotes for the Notes, if available. Otherwise, the fair value is determined using cash-flow models of the scheduled payments discounted at market interest rates for comparable debt without the conversion feature. As of November 30, 2012, the estimated fair value of the Notes approximated $583.0 million.

12.	Other Balance Sheet Components
Certain other balance sheet components are summarized below (in thousands):

	November 30,
	2012	2011
Accrued liabilities:
Compensation and benefits	$65,963	$76,979
Taxes	25,275	18,503
Current deferred tax liability	3,196	5,743
Other	39,162	27,943
Total accrued liabilities	$133,596	$129,168
Deferred revenue:
License	$25,221	$6,820
Service and maintenance	238,255	203,414
Total deferred revenue, current	$263,476	$210,234

13.	Commitments and Contingencies

TIBCO SOFTWARE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Letters of Credit
In connection with the mortgage note payable, we entered into an irrevocable letter of credit in the amount of $13.0 million. In addition, as of November 30, 2012 we had a total of $1.0 million outstanding with respect to letters of credit in connection with sales and lease transactions. The letters of credit are collateralized by the $20.0 million revolving line of credit described above in Note 10. As of November 30, 2012, we were in compliance with all covenants under the revolving line of credit.

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
Operating Commitments
At various locations worldwide, we lease office space and equipment under non-cancelable operating leases with various expiration dates through September 2019. Rental expense was $14.7 million, $14.2 million and $11.0 million in fiscal years 2012, 2011 and 2010, respectively.
As of November 30, 2012, contractual commitments associated with indebtedness, lease obligations and restructuring are as follows (in thousands):

	Total	2013	2014	2015	2016	2017	Thereafter
Commitments:
Debt principal	$635,711	$35,711	$—	$—	$—	$600,000	$—
Debt interest	62,033	14,783	13,500	13,500	13,500	6,750	—
Operating leases(1)	41,455	11,753	9,598	6,623	5,420	3,746	4,315
Total commitments	$739,199	$62,247	$23,098	$20,123	$18,920	$610,496	$4,315

(1)	Operating leases include future minimum rent payments, net of estimated sublease income, for facilities that we have vacated pursuant to our restructuring activities, as discussed in Note 9.
Future minimum lease payments under restructured non-cancelable operating leases as of November 30, 2012, are included in Accrued Restructuring Costs on our Consolidated Balance Sheets; see Note 9 for further details.
The above commitment table does not include $26.3 million of long-term income tax liabilities recorded in accounting for uncertainty in income taxes due to the fact that we are unable to reasonably estimate the timing of these potential future payments.
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

14.	Legal Proceedings

JuxtaComm v. TIBCO, et al.

On January 21, 2010, JuxtaComm-Texas Software, LLC ("JuxtaComm") filed a complaint for patent infringement against us and other defendants in the United States District Court for the Eastern District of Texas, Case No. 6:10-CV-00011-LED. On April 22, 2010, JuxtaComm filed an amended complaint in which it alleges that certain TIBCO offerings, including TIBCO

TIBCO SOFTWARE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

ActiveMatrix Business Works™, TIBCO iProcess™ Suite, TIBCO Business Studio™ and TIBCO ActiveMatrix® Service Bus infringe U.S. Patent No. 6,195,662 ("'662 patent"). JuxtaComm seeks injunctive relief and unspecified damages. On May 6, 2010, we filed an answer and counterclaims in which we denied JuxtaComm's claims and asserted counterclaims for declaratory relief that the asserted patent is invalid and not infringed.

On May 12, 2011, the U.S. Patent & Trademark Office ("PTO") issued a Final Office Action rejecting all asserted claims of the '662 patent in a separate re-examination proceeding before the PTO. On September 9, 2011, JuxtaComm filed a Notice of Appeal to the Board of Patent Appeals and Interferences ("BPAI"), challenging the Final Office Action. JuxtaComm's Appeal before the BPAI is currently pending.

 On May 15, 2012, the Court in the Eastern District of Texas granted the defendants' motion for summary judgment on invalidity of the asserted claims. On May 16, 2012, the Court issued an order staying all deadlines and vacating the trial date in light of the Court's grant of summary judgment of invalidity. On July 5, 2012, the Court issued an order containing its opinion supporting the Court's grant of summary judgment. On September 19, 2012, the Court issued an order of final judgment against JuxtaComm and taxed the defendants' costs of court against JuxtaComm. JuxtaComm filed a notice of appeal on September 28, 2012, and JuxtaComm's appeal is currently pending with the United States Court of Appeals for the Federal Circuit, JustaComm-Texas Software, LLC v. TIBCO Software Inc., et al., No. 2013-1004, -1025.

We will continue to defend the action vigorously. While we believe that we have valid defenses to JuxtaComm's claims, and the District Court entered judgment in our favor, litigation is inherently unpredictable and we cannot make any predictions as to the outcome of this litigation. It is possible that our business, financial position, or results of operations could be negatively affected by an unfavorable resolution of this action, however, we are unable to estimate a range of potential loss at this time.
InvestPic, LLC v. TIBCO, et al.
On November 24, 2010, InvestPic, LLC ("InvestPic") filed a complaint for patent infringement against us and fourteen other defendants in the United States District Court for the District of Delaware, Case No. 1:10cv1028-SLR. The complaint alleges that TIBCO Spotfire® S+® "and other similar products" infringe U.S. Patent No. 6,349,291 (the "’291 patent"). On March 29, 2011, defendant SAS Institute Inc. ("SAS") filed a motion to dismiss the complaint for failure to state a claim for relief on the basis that all the asserted claims of the ’291 patent are invalid as being directed to unpatentable subject matter. On May 13, 2011, TIBCO, along with other defendants, filed a motion to dismiss the complaint on the same grounds as SAS’ motion. On September 30, 2011, the Court denied this motion to dismiss. However, the Court declined to address the merits of defendants’ arguments that the claims of the ’291 patent are directed to unpatentable subject matter, in the absence of discovery or claim construction. On May 3, 2012, defendants SAS, Algorithmics (U.S.), Inc. and International Business Machines Corp. filed a motion to stay the litigation pending the reexamination of the ’291 patent. On July 10, 2012, the Court entered an order to stay the litigation and administratively close the case during the pendency of the reexamination of the '291 patent.

InvestPic seeks injunctive relief and unspecified damages. We intend to defend the action vigorously. While we believe that we have valid defenses to InvestPic's claims, litigation is inherently unpredictable and we cannot make any predictions as to the outcome of this litigation. It is possible that our business, financial position, or results of operations could be negatively affected by an unfavorable resolution of this action. As InvestPic has made no specific demand for damages in this matter other than injunctive relief, we cannot currently estimate a reasonably possible range of loss for this action.
Vasudevan Software, Inc. v. TIBCO, et al.

On December 23, 2011, Vasudevan Software, Inc. ("Vasudevan") filed a complaint for patent infringement against us and Spotfire Inc. in the United States District Court for the Northern District of California, Case No. 3:11-cv-06638-RS. The complaint alleges that TIBCO directly, indirectly, and willfully infringes U.S. Patent No. 7,167,864 B1 based on "Spotfire Analytics and other products." Vasudevan further alleges in its infringement contentions that the accused products "include at least the TIBCO Spotfire Platform (e.g., TIBCO Spotfire Professional, TIBCO Spotfire Server, TIBCO Spotfire Web Player, TIBCO Spotfire Enterprise Player, TIBCO Spotfire for the Apple iPad, TIBCO Spotfire Application Data Services, TIBCO Spotfire Developer, TIBCO Spotfire Metrics, TIBCO Spotfire Network Analytics, TIBCO Spotfire Operations Analytics Bundle, and TIBCO Silver Spotfire) at least versions 4.0 to 2.1, as well as any TIBCO products and services that utilize the TIBCO Spotfire Platform." Vasudevan amended its complaint on March 6, 2012, but continues to accuse the same products of infringement. Vasudevan seeks injunctive relief and unspecified damages. On May 18, 2012, the Court dismissed Vasudevan's indirect and willful infringement claims.

TIBCO SOFTWARE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Court issued a claim construction order on September 19, 2012. The Court issued a case management scheduling order on April 27, 2012, including a fact discovery deadline of February 15, 2013, and an expert discovery deadline of May 3, 2013. The trial date set by the Court is January 27, 2014. We intend to defend the action vigorously. While we believe that we have valid defenses to Vasudevan's claims, litigation is inherently unpredictable and we cannot make any predictions as to the outcome of this litigation. It is possible that our business, financial position, or results of operations could be negatively affected by an unfavorable resolution of this action. As Vasudevan has made no specific demand for relief in this matter other than injunctive relief, we cannot currently estimate a reasonably possible range of loss for this action.

YYZ, LLC v. TIBCO Software Inc.

On February 10, 2012, YYZ, LLC ("YYZ") filed a complaint for patent infringement against us in the United States District Court for the District of Delaware, Case No. 1:12-cv-00170-SLR. On April 18, 2012, YYZ filed a first amended complaint for patent infringement. YYZ alleged that certain TIBCO offerings, including at least TIBCO Business Studio, infringe U.S. Patent No. 8,046,747 (the "'747 patent"). On May 7, 2012, we filed an answer and counterclaims to YYZ's first amended complaint in which we denied YYZ's claims and asserted counterclaims for declaratory relief that the '747 patent is invalid and not infringed.

We reached a settlement agreement with YYZ in December 2012. The parties filed a stipulation of dismissal with prejudice with the Court on December 21, 2012, and the Court entered its order of dismissal with prejudice on January 2, 2013.

15.	TIBCO Software Inc. Stockholders’ Equity
Preferred Stock
Our certificate of incorporation, as amended and restated, authorizes us to issue 75.0 million shares of $0.001 par value preferred stock. As of November 30, 2012, no preferred stock was issued or outstanding.
Common Stock
Our certificate of incorporation, as amended and restated, authorizes us to issue 1.2 billion shares of $0.001 par value common stock. As of November 30, 2012, approximately 163,698,000 shares of common stock were issued and outstanding. The outstanding shares of common stock include approximately 3,127,000 shares of restricted stock which remain unvested as of November 30, 2012. The balance of unvested restricted stock will be forfeited and automatically transferred back to us at no cost upon the recipient’s discontinuing employment for any reason.
Stockholder Rights Plan
In February 2004, our Board of Directors adopted a stockholder rights plan designed to guard against partial tender offers and other coercive tactics to gain control of us without offering a fair and adequate price and terms to all of our stockholders.
In connection with the plan, the Board of Directors declared a dividend of one right (a "Right") to purchase one one-thousandth share of our Series A Participating Preferred Stock ("Series A Preferred") for each share of our common stock outstanding on March 5, 2004 (the "Record Date"). Of the 75.0 million shares of preferred stock authorized under our certificate of incorporation, as amended and restated, 25.0 million have been designated as Series A Preferred. The Board of Directors further directed the issuance of one such right with respect to each share of our common stock that is issued after the Record Date, except in certain circumstances. The rights will expire on March 5, 2014.
The Rights are initially attached to our common stock and will not be traded separately. If a person or a group (an "Acquiring Person") acquires 15% or more of our common stock, or announces an intention to make a tender offer for 15% or more of our common stock, the Rights will be distributed and will thereafter be traded separately from the common stock. Each Right will be exercisable for 1/1000th of a share of Series A Preferred at an exercise price of $70 (the "Purchase Price"). The Series A Preferred has been structured so that the value of 1/1000th of a share of such preferred stock will approximate the value of one share of common stock. Upon a person becoming an Acquiring Person, holders of the Rights (other than the Acquiring Person) will have the right to receive, upon exercise, shares of our common stock having a value equal to two times the Purchase Price.
If a person becomes an Acquiring Person and we are acquired in a merger or other business combination, or 50% or more of our assets are sold to an Acquiring Person, the holder of Rights (other than the Acquiring Person) will have the right to

TIBCO SOFTWARE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Stock Repurchase Programs
On March 29, 2012, we announced that our Board of Directors approved a new stock repurchase program pursuant to which we may repurchase up to $300.0 million of our outstanding common stock from time to time in the open market or through privately negotiated transactions. In connection with the approval of this program, our Board of Directors also terminated our previous $300.0 million stock repurchase program from December 2010, and the remaining authorized amount of $38.4 million under the December 2010 stock repurchase program was canceled. The remaining authorized amount for stock repurchases under the March 2012 stock repurchase program was $147.3 million as of the end of fiscal year 2012.
All repurchased shares of common stock have been retired. The following table summarizes the activities under the stock repurchase programs for the periods indicated (in thousands, except per share data):

	Year Ended November 30,
	2012	2011	2010
Cash used for repurchases	$220,265	$194,059	$204,280
Shares repurchased	7,606	7,310	15,084
Average price per share	$28.96	$26.55	$13.54
Between December 1, 2012 and January 21, 2013, we repurchased 1.0 million shares of our outstanding common stock at an average price of $21.87 per share pursuant to the March 2012 stock repurchase program.
In connection with the stock repurchase activities during fiscal years 2012, 2011 and 2010 we classified $85.7 million, $99.7 million and $116.6 million, respectively, of the excess purchase price over the par value of our common stock to retained earnings.

16.	Stock Benefit Plans and Stock-Based Compensation
Stock Benefit Plans
2008 Equity Incentive Plan (the "2008 Plan") and 1996 Stock Option Plan (the "1996 Plan").    On August 1, 2008, the 2008 Plan replaced the 1996 Stock Option Plan. As of November 30, 2012, there were 5.9 million shares available for grant under the 2008 Plan and 9.7 million shares underlying stock options and awards outstanding under the 2008 Plan and no shares available for grant and 7.9 million underlying stock options and awards outstanding under the 1996 Plan.
Stock options granted under the 2008 Plan may be either incentive stock options or nonqualified stock options. Incentive stock options may be granted only to employees (including officers and directors who are employees). Nonqualified stock options may be granted to our employees and consultants. Stock options are generally granted at fair market value on the date of grant and generally vest over four years. Stock options granted from the 1996 Plan prior to December 1, 2005 generally have a contractual term of ten years from the date of grant, and stock options granted from the 1996 Plan on or after December 1, 2005 and stock options granted from the 2008 Plan, have a contractual term of seven years from the date of grant.
In addition to stock options, we issue restricted stock or restricted stock units to our employees (including officers and directors who are employees). Shares of restricted stock are issued at the time of grant, but held in escrow until they are vested. The recipient of restricted stock becomes the owner of record of the stock immediately upon grant, subject to certain restrictions. The balance of unvested restricted stock will be forfeited and automatically transferred back to us at no cost upon the termination of the recipient’s employment. Upon vesting of restricted stock, the recipient has the option to settle minimum withholding taxes by electing to have us withhold otherwise deliverable shares having a fair market value equal to the required tax obligations ("net-settlement"). The net-settlement shares are then immediately cancelled and retired. As vesting of restricted stock units occur, common stock is issued. The recipient of restricted stock units does not acquire any rights as a stockholder until the restricted stock units are settled upon vesting and the recipient actually receives shares of our common stock.

TIBCO SOFTWARE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Since fiscal year 2010, certain of our employees, received performance-based restricted stock units ("PRSUs"). These PRSUs are subject to the terms and conditions set forth in the PRSU Agreements and granted under our 2008 Plan as recently amended and restated. As of November 30, 2012, approximately 4.8 million PRSUs were outstanding.

Under the terms of the PRSUs granted in fiscal year 2010, these PRSUs are eligible to start vesting as of the end of our fiscal year 2012 because we achieved the performance goal of non-GAAP EPS of $1.00 or greater for our fiscal year 2012 and a cumulative non-GAAP EPS of $2.40 or greater over the three fiscal years 2010, 2011 and 2012. Half of the PRSUs vested in December 2012 and the other half will vest in the first quarter of fiscal year 2014, subject to the award recipient’s continued employment.
In fiscal years 2012 and 2011, we granted 0.7 million and 0.3 million PRSUs, respectively, which are subject to performance criteria based on non-GAAP EPS goals for fiscal year 2011 and a three year period ending with fiscal year 2014.

1998 Director Option Plan (the "Director Plan").    In February 1998, we adopted the Director Plan. On August 1, 2008, the Director Plan was retired and replaced by the 2008 Plan. As of November 30, 2012, no shares were available for grant and approximately 0.9 million shares underlying stock options were outstanding under the Director Plan.
2008 Employee Stock Purchase Plan (the "2008 ESPP").    On August 1, 2008, we adopted the 2008 ESPP replacing the previous Employee Stock Purchase Program (the "ESPP") pursuant to the 1996 Plan. As of November 30, 2012, approximately 8.6 million shares were reserved for future issuance under the 2008 ESPP and we had issued approximately 0.2 million shares under the 2008 ESPP.
Under the 2008 ESPP, participants are entitled to purchase shares at 85% of the lesser of the fair market value of our common stock on either the first or last trading day of each six-month offering period. Participants may contribute a maximum amount of $2,500 per offering period and no contribution percentage changes are allowed during an offering period.
2009 Deferred Compensation Plan (the "2009 DCP").    On February 20, 2009, we adopted the 2009 DCP. Pursuant to the 2009 DCP, eligible participants may elect to defer certain cash compensation into restricted stock units in accordance with the terms of the 2009 DCP. The restricted stock units will be settled in shares of our common stock at the end of the elected deferral period except in certain situations as provided in the 2009 DCP. As of November 30, 2012, approximately 981,000 shares of our common stock remained available for issuance under the 2009 DCP.
Stock Option Activity
The summary of stock option activity in fiscal year 2012 is presented below (in thousands, except per share data):

Stock Options	Number of Shares Underlying Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (year)	Aggregate Intrinsic Value
Outstanding at November 30, 2011	15,964	$10.16
Granted	193	24.21
Exercised	(3,560)	9.00
Forfeited or expired	(398)	18.63
Outstanding at November 30, 2012	12,199	$10.45	2.51	$180,399
Vested and expected to vest at November 30, 2012	11,973	$10.48	2.46	$179,799
Exercisable at November 30, 2012	10,488	$7.78	2.08	$172,886

The intrinsic value of exercised stock options is calculated based on the difference between the exercise price and the quoted market price of our common stock as of the close of the exercise date. The total intrinsic value of stock options exercised in fiscal years 2012, 2011 and 2010 was $73.7 million, $136.8 million and $67.3 million, respectively. Upon the exercise of stock options, we issue common stock from our authorized shares. Total fair value of stock options vested and expensed in fiscal year 2012, 2011 and 2010 was $40.7 million, $32.2 million and $21.5 million, respectively, net of taxes.
The total realized tax benefits attributable to stock options exercised and vesting of stock awards were $24.6 million, $8.6 million and $30.6 million in fiscal year 2012, 2011 and 2010 respectively. The gross excess tax benefits from stock-based compensation were $30.3 million, $42.0 million and $21.5 million in the fiscal years 2012, 2011 and 2010, respectively, as reported on the Consolidated Statements of Cash Flows in financing activities. The excess tax benefits represent the reduction

TIBCO SOFTWARE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

in income taxes otherwise payable during the period which are attributable to the actual gross tax benefits in excess of the expected tax benefits for stock options exercised in current and prior periods.
Stock Awards Activities
Our nonvested stock awards are comprised of restricted stock, restricted stock units and PRSUs. A summary of the status for nonvested stock awards as of November 30, 2012, and activities during fiscal year 2012 is presented as follows (in thousands, except per share data):

Nonvested Stock Awards	Restricted Stock	Restricted Stock Units	Performance-based Restricted Stock Units	Total Number of Shares Underlying Stock Awards	Weighted-Average Grant Date Fair Value
Nonvested at November 30, 2011	3,443	1,423	4,346	9,212	$12.71
Granted	1,387	692	685	2,764	25.77
Vested	(1,431)	(491)	(106)	(2,028)	13.06
Forfeited	(272)	(101)	(155)	(528)	11.81
Nonvested at November 30, 2012	3,127	1,523	4,770	9,420	16.51
We granted nonvested stock awards at no cost to recipients during fiscal years 2012, 2011 and 2010. The total fair value of shares vested pursuant to stock awards during fiscal year 2012, 2011 and 2010 were $24.3 million, $18.9 million and $2.1 million, respectively.
Stock-Based Compensation
Stock-based compensation cost in fiscal year 2012, 2011 and 2010 was $61.1 million, $48.9 million and $32.2 million, respectively. The deferred tax benefit on employee stock-based compensation expenses in fiscal years 2012, 2011 and 2010 was $20.5 million, $16.5 million and $10.7 million, respectively. We did not capitalize any stock-based compensation in any of the fiscal periods reported. As of November 30, 2012, total unamortized stock-based compensation cost was $105.6 million, with a weighted-average remaining recognition period of 1.90 years.
We recognize the fair value of service-based stock awards and options generally on a straight-line basis over the requisite service period of generally three to four years, net of estimated forfeitures.
We recognize the stock-based compensation costs for PRSUs when we believe it is probable that we will achieve the performance criteria as defined in the PRSU agreements. We then estimate the most probable period in which the performance criteria will be met, if at all, and the number of awards ultimately expected to vest and recognize the expense using the graded vesting attribution method over the remaining recognition period. On a quarterly basis we determine, based on these estimates, the appropriate compensation expense to be recognized over the requisite service period and adjust compensation cost in that reporting period. Changes in our estimates could significantly affect the stock-based compensation expense and thus, our earnings, in that quarterly period.
As of November 30, 2012, the performance goals for the PRSUs granted in fiscal year 2010 were met and we estimated that it is not probable that 20% of the PRSUs will be forfeited prior to vesting. For the PRSUs granted in fiscal year 2011, the performance criteria for fiscal year 2011 were met and for the PRSUs granted in fiscal year 2012, we estimate that performance criteria over the three year performance period will be met.
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

TIBCO SOFTWARE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year Ended November 30,
	2012	2011	2010
Stock Option grants:
Expected term of stock options (years)	4.8	4.8 – 5.1	4.8 – 5.1
Risk-free interest rate	0.7 - 1.5%	0.9 - 2.1%	1.3 – 2.4%
Volatility	42 – 47%	42 – 47%	42 – 44%
Weighted-average grant-date fair value (per share)	$9.91	$10.70	$4.99
Employee stock purchase plans:
Expected term of ESPP (years)	0.5	0.5	0.5
Risk-free interest rate	0.1%	0.2%	0.2%
Volatility	43 – 52%	38 – 39%	35 – 39%
Weighted-average grant-date fair value (per share)	$7.62	$6.56	$2.87
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
Total comprehensive income (loss) in fiscal years 2012, 2011 and 2010 are presented in the Consolidated Statements of Equity and Comprehensive Income (Loss). Total Accumulated Other Comprehensive Income (Loss) is displayed as a separate component of Stockholder’s Equity in the accompanying Consolidated Balance Sheets. The balances of each component of Accumulated Other Comprehensive Income (Loss), net of taxes, consist of the following (in thousands):

	November 30,
	2012	2011	2010
Cumulative translation adjustment, net of tax	$(17,436)	$(21,057)	$(22,066)
Unrealized gain (loss) on available-for-sale securities	25	25	(10)
Total accumulated other comprehensive loss	$(17,411)	$(21,032)	$(22,076)
As of November 30, 2012, 2011 and 2010, cumulative translation adjustment included total accumulated tax effects of $8.9 million, $10.1 million and $10.4 million, respectively.

18.	Noncontrolling Interest

In the first quarter of fiscal year 2007, we established a joint venture in South Africa, TS Innovations Limited ("Innovations"), with a local South Africa corporation, to assist with our sales efforts as well as to provide consulting services and training to our customers in the Sub-Saharan Africa region. As of November 30, 2012 and 2011, Innovations had total assets of $6.1 million and $5.0 million, respectively. For the years ended November 30, 2012, 2011 and 2010, Innovations had total revenues of $10.5 million, $13.1 million and $13.2 million, respectively. As of November 30, 2012, we owned a 74.9% interest in the joint venture. Because of this majority interest, our Consolidated Financial Statements include the balance sheets, results of operations and cash flows of Innovations, net of intercompany charges. We accordingly eliminated 25.1% of financial results that pertain to the noncontrolling interest; the eliminated amount was reported as a separate line on our Consolidated Statements of Operations and Consolidated Balance Sheets.

19.	Income Taxes
Income before provision for income taxes consisted of the following (in thousands):

	Year Ended November 30,
	2012	2011	2010
United States	$33,056	$51,159	$84,671
International	122,258	98,776	26,201
	$155,314	$149,935	$110,872

Significant components of the provision for (benefit from) income taxes are as follows (in thousands):

	Year Ended November 30,
	2012	2011	2010
Federal:
Current	$29,554	$14,619	$25,140
Deferred	(12,231)	2,364	(1,353)
	17,323	16,983	23,787
State:
Current	1,078	1,925	3,425
Deferred	(2,345)	1,341	(1,155)
	(1,267)	3,266	2,270
Foreign:
Current	22,919	19,490	12,314
Deferred	(5,775)	(2,439)	(5,970)
	17,144	17,051	6,344
Provision for income taxes	$33,200	$37,300	$32,401

The provision for income taxes was at rates other than the United States Federal statutory tax rate for the following reasons:

TIBCO SOFTWARE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year Ended November 30,
	2012	2011	2010
U.S. Federal statutory rate	35.0%	35.0%	35.0%
State taxes	(2.2)	1.8	2.1
Research and development credits	(1.3)	(2.7)	(0.3)
Stock option compensation	(2.1)	1.6	0.5
Foreign income taxed at different rate	(7.5)	(5.9)	(7.9)
Change in valuation allowance	—	(2.5)	—
Domestic manufacturing incentives	(1.4)	(1.1)	—
Other	0.9	(1.3)	(0.2)
Effective tax rate	21.4%	24.9%	29.2%

U.S. income taxes and foreign withholding taxes have not been provided for on a cumulative total of $256.4 million of undistributed earnings for certain non-U.S. subsidiaries. With the exception of our subsidiaries in the United Kingdom and Japan, net undistributed earnings of our foreign subsidiaries are generally considered to be indefinitely reinvested, and accordingly, no provision for U.S. income taxes has been provided thereon. We have sufficient cash reserves in the U.S. and do not intend to repatriate any of our foreign earnings. We intend to use the undistributed foreign earnings for acquisitions, local operations expansion and to meet local working capital needs. Upon distribution of these earnings in the form of dividends or otherwise, we will be subject to U.S. income taxes net of available foreign tax credits associated with these earnings. Determination of the amount of unrecognized deferred tax liability related to these earnings is not practicable at this time.

The components of deferred tax assets (liabilities) are as follows (in thousands):

	November 30,
	2012	2011
Deferred tax assets:
Net operating loss carryforwards	$62,616	$46,375
Reserves, accruals and foreign related items	13,204	19,409
Credit carryforwards	18,534	14,930
Depreciation and amortization	10,073	12,760
Unrealized losses on investments	—	5,043
Deferred revenue	8,746	6,231
Translation gains/losses	5,673	6,772
Stock compensation expense	28,690	19,727
Other	94	1,374
	147,630	132,621
Deferred tax liabilities:
Intangible assets	(37,590)	(28,390)
Convertible debt	(26,573)	—
Unbilled receivable	—	(4,407)
Other	(884)	(2,453)
	(65,047)	(35,250)
Net deferred tax assets before valuation allowance	82,583	97,371
Valuation allowance	—	(5,592)
Net deferred tax assets	$82,583	$91,779

We assess the likelihood that we will be able to recover our deferred tax assets. We consider all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. If it is not more likely than not that we expect to recover our deferred tax assets, we will increase our provision for taxes by recording a

TIBCO SOFTWARE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable. The available positive evidence at November 30, 2012 included historical operating profits and a projection of future income. The valuation allowance decreased by $5.6 million due to the statute of limitations having lapsed with respect to certain capital loss carryforward deferred tax assets. As of November 30, 2012, it was considered more likely than not that our deferred tax assets would be realized with their respective carryforward periods.
As of November 30, 2012, we believed that the amount of the deferred tax assets recorded on our balance sheet would ultimately be recovered. However, should there be a change in our ability to recover our deferred tax assets, our tax provision would increase in the period in which we determine that it is more likely than not that we cannot recover our deferred tax assets.
We have elected to track the portion of our federal and state net operating loss and tax credit carryforwards attributable to excess stock option benefits in a separate memo account. Therefore, these amounts are no longer included in our gross or net deferred tax assets. As of November 30, 2012, our federal and state net operating loss carryforwards for tax return purposes were $332.0 million and $168.0 million, respectively, which expire through 2032. Of these federal and state net operating losses, $152.5 million and $124.7 million, respectively, will be credited directly to additional paid-in capital when our net operating losses attributable to excess stock option deductions are utilized and reduce taxes payable. As of November 30, 2012, our federal and state tax credit carryforwards for tax return purposes were $82.4 million and $38.7 million, respectively. The federal tax credit carryforwards expire in 2032 and the state tax credit can be carried forward indefinitely. Of these federal and state tax credits, $77.3 million and $25.1 million, respectively, will be credited directly to additional paid-in capital when our credits attributable to excess stock option deductions reduce taxes payable.
Our income taxes payable for federal purposes have been reduced by the tax benefits associated with the exercise of employee stock options during the fiscal year and utilization of net operating loss carryover and credits applicable to both stock options and acquired entities. The benefits applicable to stock options were credited directly to stockholders’ equity when realized and amounted to $24.6 million and $8.6 million for fiscal years 2012 and 2011, respectively.
In the event of a change in ownership, as defined under federal and state tax laws, our net operating loss and tax credit carryforwards may be subject to annual limitations. The annual limitations may result in the expiration of the net operating loss and tax credit carryforwards before utilization.
A reconciliation of the unrecognized tax benefits for the fiscal years ended November 30, 2012 and 2011 are as follows (in thousands):

	November 30,
	2012	2011
Gross unrecognized tax benefits balance at beginning of year	$43,619	$35,782
Increases for tax positions of current fiscal year	8,136	8,449
Increases for tax positions of prior fiscal years	4,031	962
Lapse of statutes of limitation	(1,270)	(1,574)
Gross unrecognized tax benefits at end of year	54,516	43,619
Interest and penalties	881	761
Total unrecognized tax benefits balance at end of year	$55,397	$44,380

We account for uncertain tax issues pursuant to authoritative guidance based on a two-step approach to recognize and measure uncertain tax positions taken or expected to be taken in a tax return. The first step is to determine if the weight of available evidence indicates that it is more likely than not that the tax position will be sustained upon audit, whether or not under audit, including contemplated resolution of any related appeals or litigation processes. If the first step is met, then the second step is to measure the tax benefit as the largest amount that is more than 50% likely to be sustained upon ultimate settlement. We adjust reserves for our uncertain tax positions due to changing facts and circumstances, such as the closing of a tax audit, or refinement of estimates due to new information. To the extent that the final outcome of these matters is different than the amounts recorded, such differences will impact our tax provision in our Consolidated Statements of Operations in the period in which such determination is made.
During fiscal year 2012, the amount of gross unrecognized tax benefits increased by approximately $10.9 million. We have elected to include interest expense and penalties accrued on unrecognized tax benefits as a component of our income tax expense. The total amount of gross unrecognized tax benefits was $55.4 million as of November 30, 2012, of which $37.9

TIBCO SOFTWARE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

million would affect the effective tax rate if realized. We do not expect any significant changes to the amount of unrecognized tax benefit within the next 12 months.

We are subject to routine corporate income tax audits in the United States and foreign jurisdictions. The statute of limitations for our fiscal years 1994 through 2012 remains open for U.S. purposes. Most foreign jurisdictions have statute of limitations that range from three to six years.

20.	Net Income Per Share
Basic net income per share is computed by dividing the net income available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period less shares of common stock subject to repurchase and nonvested stock awards. Diluted net income per share is computed by dividing the net income for the period by the weighted average number of shares of common stock and potential shares of common stock outstanding during the period if their effect is dilutive under the treasury stock method.
The following table sets forth the computation of basic and diluted net income per share for the periods indicated (in thousands, except per share data):

	Year Ended November 30,
	2012	2011	2010
Net income attributable to TIBCO Software Inc.	$122,007	$112,406	$78,088
Weighted-average shares of common stock used in computing basic net income per share (excluding unvested restricted stock)	160,330	161,469	160,959
Effect of dilutive common stock equivalents:
Stock options	6,677	9,549	7,949
Stock awards	2,683	2,245	2,042
ESPP	8	9	3
Weighted-average shares of common stock used in computing diluted net income per share	169,698	173,272	170,953
Net Income per share attributable to TIBCO Software Inc.:
Basic net income per share	$0.76	$0.70	$0.49
Diluted net income per share	$0.72	$0.65	$0.46

The following potential weighted-average common stock equivalents are not included in the diluted net income per share calculation above, because their effect was anti-dilutive for the periods indicated (in thousands):

	Year Ended November 30,
	2012	2011	2010
Stock options	1,738	1,264	4,487
Stock awards	291	404	76
Convertible senior notes	7,542	—	—
Total anti-dilutive common stock equivalents	9,571	1,668	4,563

Anti-dilutive potential common stock equivalents for fiscal year 2012 include the weighted effect of the 11.9 million shares that could be issued under the Notes if we experience a substantial increase in our common stock price. Under the treasury stock method, the Notes will generally have a dilutive impact on net income per share if our average stock price for the period exceeds the conversion price for the Notes. On conversion of a Note, however, we will deliver cash in an amount generally equal to the lesser of the conversion value and the principal amount of each Note and, only for any conversion value greater than the principal amount, we will deliver shares of common stock.

21.	Segment Information
We operate our business in one operating segment: the development and marketing of a suite of infrastructure software. Our chief operating decision maker is our Chief Executive Officer, who reviews financial information presented on a consolidated basis for purposes of making operating decisions and assessing financial performance.

TIBCO SOFTWARE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Our total revenue by geographic region, based on the location at which each sale originated, is summarized as follows (in thousands):

	Year Ended November 30,
	2012	2011	2010
Americas:
United States	$498,059	$456,862	$368,391
Other Americas	52,816	47,870	39,633
Total Americas	550,875	504,732	408,024
EMEA:
United Kingdom	93,697	80,645	69,935
Other EMEA	276,323	245,854	204,613
Total EMEA	370,020	326,499	274,548
APJ	103,718	89,015	71,435
	$1,024,613	$920,246	$754,007

Our license revenue in fiscal years 2012, 2011 and 2010 was derived from the following three product solutions: SOA and core infrastructure, business optimization and process automation and collaboration.

	Year Ended November 30,
	2012	2011	2010
SOA and core infrastructure	50%	56%	62%
Business optimization	39	33	27
Process automation and collaboration	11	11	11
Total license revenue	100%	100%	100%

Our property and equipment by major country are summarized as follows (in thousands):

	November 30,
	2012	2011
Property and equipment, net:
United States	$83,516	$83,500
United Kingdom	1,191	1,386
Other	13,767	4,985
	$98,474	$89,871

22.	Selected Quarterly Financial Information (Unaudited)
(in thousands, except per share data)

TIBCO SOFTWARE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Three Months Ended
	November 30, 2012	August 31, 2012	May 31, 2012	February 28, 2012
Total revenue	$296,527	$255,021	$247,363	$225,702
Gross profit	220,938	182,772	178,476	159,612
Total operating expenses	147,886	139,620	141,117	135,459
Income from operations	73,052	43,152	37,359	24,153
Provision for income taxes	15,300	7,400	7,200	3,300
Net income attributable to TIBCO Software Inc.	48,788	26,086	26,492	20,641
Net income per share attributable to TIBCO Software Inc.:
Basic	$0.30	$0.16	$0.17	$0.13
Diluted	$0.29	$0.15	$0.16	$0.12
Shares used in computing net income per share attributable to TIBCO Software Inc.:
Basic	160,115	159,308	160,437	161,460
Diluted	169,284	169,165	169,477	170,866

	Three Months Ended
	November 30, 2011	August 31, 2011	May 31, 2011	February 28, 2011
Total revenue	$289,511	$228,973	$216,421	$185,341
Gross profit	220,164	165,619	154,694	132,394
Total operating expenses	149,919	129,031	125,965	113,529
Income from operations	70,245	36,588	28,729	18,865
Provision for income taxes	17,504	11,800	6,000	1,996
Net income attributable to TIBCO Software Inc.	51,878	23,529	21,046	15,953
Net income per share attributable to TIBCO Software Inc.:
Basic	$0.32	$0.15	$0.13	$0.10
Diluted	$0.30	$0.14	$0.12	$0.09
Shares used in computing net income per share attributable to TIBCO Software Inc.:
Basic	161,586	161,876	161,911	160,503
Diluted	171,978	172,957	174,666	173,486

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

23.	Related Party Transactions

Since August 2012, Vivek Ranadivé, our Chairman and Chief Executive Officer, has served as a non-executive director of Nielsen Holdings N.V. and on the Supervisory Board of The Nielsen Company B.V. (collectively, “Nielsen”). Nielsen is one of our customers. Total revenue recognized for products and services delivered to Nielsen and its affiliated entities in fiscal year 2012 was $9.2 million. Total accounts receivable as of November 30, 2012 were $0.1 million.
We and the Golden State Warriors, LLC (the “Warriors”) entered into a demonstration license agreement (the "Demonstration License Agreement") and a separate agreement pursuant to which we provide the Warriors with certain services (the “Services Agreement”). Mr. Ranadivé owns equity in and is the Vice Chairman of the Warriors and serves as both our Chief Executive Officer and as a member of our Board of Directors. For fiscal year 2012, pursuant to the Services Agreement, we provided software development services with a value of approximately $0.2 million to the Warriors for which no payment is required by the Warriors.

TIBCO SOFTWARE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Peter J. Job, a member of our Board of Directors, served on the boards of two companies through May 2010 and May 2011, respectively, which are customers of ours. Total revenue recognized for products and services delivered to these companies in fiscal years 2011 and 2010 was $12.9 million and $13.9 million, respectively. Total accounts receivable for these two companies as of November 30, 2011 were $1.1 million.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on this 28th day of January 2013.

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

Signature	Title	Date

/s/ VIVEK Y. RANADIVÉ	Chairman and Chief Executive Officer (Principal Executive Officer)	January 28, 2013
Vivek Y. Ranadivé

/s/ SYDNEY L. CAREY	Executive Vice President, Chief Financial Officer (Principal Financial Officer)	January 28, 2013
Sydney L. Carey

/s/ BRENT P. HOGENSON	Vice President, Corporate Controller (Principal Accounting Officer)	January 28, 2013
Brent P. Hogenson

/s/ NANCI E. CALDWELL	Director	January 28, 2013
Nanci E. Caldwell

/s/ ERIC C. W. DUNN	Director	January 24, 2013
Eric C. W. Dunn

/s/ NAREN K. GUPTA	Director	January 28, 2013
Naren K. Gupta

/s/ PETER J. JOB	Director	January 28, 2013
Peter J. Job

/s/ PHILIP K. WOOD	Director	January 25, 2013
Philip K. Wood

II-2

EXHIBIT INDEX

Exhibit No.	Exhibits
3.1(1)	Amended and Restated Certificate of Incorporation of Registrant.
3.2(2)	Amended and Restated Bylaws of Registrant, as amended and restated.
3.3(1)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of the Registrant.
4.1(1)
Preferred Stock Rights Agreement, dated as of February 14, 2004, between the Registrant and EquiServe Trust Company, N.A., including the Certificate of Designation, the Form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B and C, respectively.

4.2(3)	Indenture between the Registrant and U.S. Bank National Association, dated as of April 23, 2012.
4.3(3)	Form of 2.25% Convertible Senior Note due May 1, 2032 (included in Exhibit 4.2 hereto).
10.1(4)	Form of Registrant’s Indemnification Agreement.
10.2(5)#	1996 Stock Option Plan, as amended and restated.
10.3(4)#	Form of Stock Option Agreement pursuant to the 1996 Stock Option Plan.
10.4(6)#	Form of Restricted Stock Agreement pursuant to the 1996 Stock Option Plan.
10.5(4)#	Form of Restricted Stock Unit Agreement pursuant to the 1996 Stock Option Plan.
10.6(7)#	1998 Director Option Plan, as amended and restated.
10.7(6)#	Form of Director Option Agreement pursuant to the 1998 Director Option Plan.
10.8(8)#	TIBCO Software Inc. 2008 Equity Incentive Plan (March 7, 2012 Restatement).
10.9#	Form of Stock Option Agreement pursuant to the 2008 Equity Incentive Plan.
10.10#	Form of Restricted Stock Agreement pursuant to the 2008 Equity Incentive Plan.
10.11#	Form of Restricted Stock Unit Agreement pursuant to the 2008 Equity Incentive Plan.
10.12(9)#	2008 Employee Stock Purchase Plan.
10.13(10)#	Executive Change in Control and Severance Plan (Amended and Restated March 2, 2011).
10.14(11)#	Amended and Restated Employment Agreement, dated as of February 28, 2012, by and between Vivek Ranadivé and Registrant.
10.15(12)	Lease Agreement dated January 21, 2000 between Spieker Properties, L.P. and the Registrant.
10.16(13)	Agreement to Lease and Sell Assets, dated as of June 2, 2003, by and between the Board of Trustees of the Leland Stanford Junior University and 3301 Hillview Holdings, Inc.
10.17(13)	Ground Lease, dated as of June 25, 2003, by and between the Board of Trustees of the Leland Stanford Junior University and 3301 Hillview Holdings, Inc.
10.18(13)	Promissory Note issued on June 25, 2003 to SunAmerica Life Insurance Company by 3301 Hillview Holdings, Inc.
10.19(14)	First Amendment, dated May 31, 2007, to Promissory Note issued on June 25, 2003 to SunAmerica Life Insurance Company by 3301 Hillview Holdings, Inc.
10.20(15)#	TIBCO Software Inc. 2009 Deferred Compensation Plan.
10.21(15)#	Form of Restricted Stock Unit Agreement pursuant to the TIBCO Software Inc. 2009 Deferred Compensation Plan.
10.22(16)
Amended and Restated Credit Agreement, dated as of December 19, 2011, by and among the Registrant, TIBCO International Holdings, B.V., as Designated Borrower, each of the lenders party thereto from time to time, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, Citibank, N.A., as Syndication Agent, and Union Bank, N.A. and U.S. Bank National Association, as Co-Documentation Agents.

10.23(16)	Company Guaranty, dated as of December 19, 2011, made by the Registrant, in favor of Bank of America, N.A., as Administrative Agent.
10.24(16)	Subsidiary Guaranty (Netherlands), dated as of December 19, 2011, made by TIBCO Software B.V., in favor of Bank of America, N.A., as Administrative Agent.
10.25(17)	Waiver, dated as of April 16, 2012, by and between the Registrant and Bank of America, N.A., as Administrative Agent, and the lenders party thereto.
10.26(18)
First Amendment to Credit Agreement, dated ass of May 31, 2012, by and among the Registrant, TIBCO International Holdings B.V., as Designated Borrower, each of the lenders party thereto, and Bank of America, N.A., as Administrative Agent.

Exhibit No.	Exhibits
10.27(19)#	Form of Performance-Based Restricted Stock Unit Agreement - 2010.
10.28(20)#	Summary of FY 2012 TIBCO Executive Incentive Compensation Plan.
21	List of subsidiaries.
23	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.
24	Power of Attorney (included on signature page).
31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification by Chief Financial Officer Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification by Chief Executive Officer pursuant to 18 USC § 1350.
32.2	Certification by Chief Financial Officer pursuant to 18 USC § 1350.
101
Interactive data files (XBRL) pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of November 30, 2012 and November 30, 2011, (ii) the Consolidated Statements of Operations for the years ended November 30, 2012, November 30, 2011 and November 30, 2010, (iii) the Consolidated Statements of Equity and Comprehensive Income (Loss) for the years ended November 30, 2012, 2011 and 2010 (iv) the Consolidated Statements of Cash Flows for the years ended November 30, 2012, November 30, 2011 and November 30, 2010 and (v) the Notes to Condensed Consolidated Financial Statements.*

(1)	Incorporated by reference to an exhibit filed with the Registrant’s Registration Statement on Form 8-A, filed with the SEC on February 23, 2004.

(2)	Incorporated by reference to an exhibit filed with the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on July 9, 2009.

(3)	Incorporated by reference to an exhibit filed with the Registrant’s Current Report on Form 8-K, filed with the SEC on April 27, 2012.

(4)	Incorporated by reference to an exhibit filed with the Registrant’s Annual Report on Form 10-K, filed with the SEC on January 25, 2008.

(5)	Incorporated by reference to an exhibit filed with the Registrant’s Annual Report on Form 10-K, filed with the SEC on February 9, 2007.

(6)	Incorporated by reference to exhibits filed with the Registrant’s Annual Report on Form 10-K, filed with the SEC on January 28, 2009.

(7)	Incorporated by reference to an exhibit filed with the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on April 14, 2006.

(8)	Incorporated by reference to an exhibit filed with the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on June 13, 2012.

(9)	Incorporated by reference to an exhibit filed with the Registrant’s Registration Statement on Form s-8 (File No. 333-152245), filed with the SEC on July 10, 2008.

(10)	Incorporated by reference to exhibits filed with the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on July 8, 2011.

(11)	Incorporated by reference to exhibits filed with the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on April 13, 2012.

(12)	Incorporated by reference to exhibits filed with the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on April 17, 2000.

(13)	Incorporated by reference to an exhibit filed with the Registrant’s Annual Report on Form 10-K, filed with the SEC on January 20, 2004.

(14)	Incorporated by reference to an exhibit filed with the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on July 13, 2007.

(15)	Incorporated by reference to an exhibit filed with the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on April 9, 2009.

(16)	Incorporated by reference to an exhibit filed with the Registrant’s Current Report on Form 8-K, filed with the SEC on December 21, 2011.

(17)	Incorporated by reference to an exhibit filed with the Registrant’s Current Report on Form 8-K, filed with the SEC on April 18, 2012.

(18)	Incorporated by reference to an exhibit filed with the Registrant’s Current Report on Form 8-K, filed with the SEC on June 6, 2012.

(19)	Incorporated by reference to an exhibit filed with the Registrant’s Current Report on Form 8-K, filed with the SEC on March 4, 2010.

(20)	Incorporated by reference to an exhibit filed with the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on March 1, 2012.

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