Form 10-Q
period 2013-03-03
TIBCO SOFTWARE INC
filed 2013-04-11
CIK 1085280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _____________________________________________________________
FORM 10-Q
 _____________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 3, 2013
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to
Commission File Number: 000-26579
 _____________________________________________________________
TIBCO SOFTWARE INC.
(Exact name of registrant as specified in its charter)
 _____________________________________________________________

Delaware	77-0449727
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3303 Hillview Avenue
Palo Alto, California 94304-1213
(Address of principal executive offices) (Zip code)
Registrant’s telephone number, including area code: (650) 846-1000
 _____________________________________________________________
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s common stock, $0.001 par value, as of April 1, 2013 was 164,092,653 shares.

TIBCO SOFTWARE INC.

TIBCO SOFTWARE INC.
PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except par value per share)

	February 28, 2013	November 30, 2012
Assets
Current assets:
Cash and cash equivalents	$772,424	$727,309
Short-term investments	34,238	34,411
Accounts receivable, net of allowances of $4,943 and $5,606	167,783	234,100
Prepaid expenses and other current assets	73,262	61,174
Total current assets	1,047,707	1,056,994
Property and equipment, net	97,074	98,474
Goodwill	521,995	532,290
Acquired intangible assets, net	114,108	123,261
Long-term deferred income tax assets	69,208	64,549
Other assets	66,288	71,340
Total assets	$1,916,380	$1,946,908
Liabilities and Equity
Current liabilities:
Accounts payable	$24,356	$22,809
Accrued liabilities	105,374	133,596
Accrued restructuring costs	665	893
Deferred revenue	249,264	263,476
Current portion of long-term debt	35,091	35,711
Total current liabilities	414,750	456,485
Accrued restructuring costs, less current portion	465	643
Long-term deferred revenue	27,582	25,543
Long-term deferred income tax liabilities	1,683	3,208
Long-term income tax liabilities	28,201	26,263
Other long-term liabilities	3,957	4,015
Convertible senior notes, net	528,285	524,466
Total liabilities	1,004,923	1,040,623
Commitments and contingencies (Note 10)
Equity:
Common stock, $0.001 par value; 1,200,000 shares authorized; 164,117 and 163,698 shares issued and outstanding	164	164
Additional paid-in capital	889,987	873,337
Accumulated other comprehensive income (loss)	(21,827)	(17,411)
Retained earnings	42,142	49,084
Total TIBCO Software Inc. stockholders’ equity	910,466	905,174
Noncontrolling interest	991	1,111
Total equity	911,457	906,285
Total liabilities and equity	$1,916,380	$1,946,908
See accompanying Notes to Condensed Consolidated Financial Statements

TIBCO SOFTWARE INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended February 28,
	2013	2012
Revenue:
License	$78,263	$82,315
Service and maintenance	159,527	143,387
Total revenue	237,790	225,702
Cost of revenue:
License	11,261	9,040
Service and maintenance	62,376	57,050
Total cost of revenue	73,637	66,090
Gross profit	164,153	159,612
Operating expenses:
Research and development	41,625	37,321
Sales and marketing	80,089	75,718
General and administrative	18,925	17,595
Amortization of acquired intangible assets	4,321	4,548
Acquisition related and other	327	396
Restructuring adjustments	7	(119)
Total operating expenses	145,294	135,459
Income from operations	18,859	24,153
Interest income	198	255
Interest expense	(8,782)	(1,465)
Other income (expense), net	(842)	976
Income before provision for income taxes and noncontrolling interest	9,433	23,919
Provision for (benefit from) income taxes	(100)	3,300
Net income	9,533	20,619
Less: Net income (loss) attributable to noncontrolling interest	28	(22)
Net income attributable to TIBCO Software Inc.	$9,505	$20,641
Net income per share attributable to TIBCO Software Inc.:
Basic	$0.06	$0.13
Diluted	$0.06	$0.12
Shares used to compute net income per share attributable to TIBCO Software Inc.:
Basic	161,521	161,460
Diluted	169,130	170,866

See accompanying Notes to Condensed Consolidated Financial Statements

TIBCO SOFTWARE INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended February 28,
	2013	2012
Net income	$9,533	$20,619
Cumulative translation adjustment	(4,581)	3,561
Unrealized gain (loss) on available-for-sale securities	17	(9)
Comprehensive income	4,969	24,171
Comprehensive (income) loss attributable to noncontrolling interest	(120)	66
Comprehensive income attributable to TIBCO Software Inc.	$5,089	$24,105

See accompanying Notes to Condensed Consolidated Financial Statements

TIBCO SOFTWARE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended February 28,
	2013	2012
Operating activities:
Net income	$9,533	$20,619
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	3,863	3,476
Amortization of acquired intangible assets	8,418	7,813
Amortization of debt discount and transaction costs	4,713	228
Stock-based compensation	16,392	15,324
Deferred income tax	(9,188)	(4,700)
Tax benefits related to stock benefit plans	4,486	6,703
Excess tax benefits from stock-based compensation	(3,257)	(5,856)
Other non-cash adjustments, net	139	(229)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	63,733	8,266
Prepaid expenses and other assets	(2,426)	6,016
Accounts payable	1,953	(1,165)
Accrued liabilities and restructuring costs	(23,383)	(36,305)
Deferred revenue	(11,752)	20,935
Net cash provided by operating activities	63,224	41,125
Investing activities:
Acquisition purchase price adjustment	2,280	—
Purchases of property and equipment	(2,586)	(6,703)
Restricted cash pledged as security	(322)	(968)
Other investing activities, net	51	399
Net cash used in investing activities	(577)	(7,272)
Financing activities:
Proceeds from revolving credit facility, net	—	68,060
Principal payments on debt	(620)	(587)
Proceeds from issuance of common stock	6,086	11,862
Repurchases of the Company’s common stock	(21,871)	(67,525)
Withholding taxes related to restricted stock net share settlement	(4,890)	(4,403)
Excess tax benefits from stock-based compensation	3,257	5,856
Net cash provided by (used in) financing activities	(18,038)	13,263
Effect of foreign exchange rate changes on cash and cash equivalents	506	(893)
Net increase in cash and cash equivalents	45,115	46,223
Cash and cash equivalents at beginning of period	727,309	308,148
Cash and cash equivalents at end of period	$772,424	$354,371
Supplemental disclosures:
Interest paid	$485	$930
Income taxes paid (refund)	$6,371	$(2,105)
See accompanying Notes to Condensed Consolidated Financial Statements

TIBCO SOFTWARE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	BASIS OF PRESENTATION
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared by TIBCO Software Inc. (“TIBCO,” the “Company,” “we” or “us”) in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in Consolidated Financial Statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) have been condensed or omitted in accordance with such rules and regulations. The condensed consolidated balance sheet data as of November 30, 2012 was derived from audited financial statements, but does not include all disclosures required by GAAP. In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of our financial position and our results of operations and cash flows. These Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and notes thereto included in our 2012 Annual Report on Form 10-K for the fiscal year ended November 30, 2012.
Our fiscal year ends on November 30th of each year. For purposes of presentation, we have indicated the first quarter of fiscal years 2013 and 2012 as ended on February 28, 2013 and February 28, 2012, respectively; whereas in fact, the first quarter of fiscal years 2013 and 2012 actually ended on March 3, 2013 and March 4, 2012, respectively. There were 93 days and 95 days in the first quarter of fiscal years 2013 and 2012, respectively.
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
The results of operations for the three months ended February 28, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending November 30, 2013, or any other future period, and we make no representations related thereto.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Our significant accounting policies and recent accounting pronouncements were described in Note 2 to our Consolidated Financial Statements included in our 2012 Annual Report on Form 10-K for the fiscal year ended November 30, 2012. There have been no significant changes in our accounting policies since November 30, 2012 other than as presented below.

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board ("FASB") issued an update to the accounting standards that requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The guidance eliminates the option to present the components of other comprehensive income as part of the statement of equity. We adopted this guidance in the first quarter of fiscal year 2013 by presenting separate Condensed Consolidated Statements of Comprehensive Income.

In February 2013, the FASB issued an update to the reporting of reclassifications out of accumulated other comprehensive income. The guidance requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under GAAP to be reclassified in its entirety to net income. For other amounts that are not required under GAAP to be reclassified in their entirety from accumulated other comprehensive income to net income in the same reporting period, an entity is required to cross-reference other disclosures required under GAAP that provide additional detail about those amounts. The guidance is effective for us in our first quarter of fiscal year 2014 with earlier adoption permitted, which should be applied prospectively. We are currently evaluating the potential impact, if any, of the adoption of the guidance on our consolidated results of operations and financial condition.

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
Acquisition of LogLogic, Inc.
On April 10, 2012, we acquired LogLogic, Inc. (“LogLogic”), a private company based in San Jose, California and incorporated in Delaware. LogLogic is a provider of scalable log and security management platforms. We paid $131.6 million, net of cash acquired, to acquire all of the outstanding shares of capital stock of LogLogic. In the first quarter of fiscal year 2013, we recorded a decrease in goodwill of $2.3 million as a result of a purchase price adjustment. We have also incurred $0.7 million of transaction costs associated with the acquisition. As a result of the acquisition, we assumed facility leases, certain liabilities and commitments of LogLogic.
The allocation of the purchase price for the LogLogic acquisition is as follows (in thousands):

Cash	$5,018
Accounts receivable (approximate contractual value)	5,359
Other assets	1,524
Identifiable intangible assets	61,200
Goodwill	71,180
Liabilities	(7,006)
Deferred Revenue	(7,297)
Deferred income tax asset, net	4,371
Total purchase price	$134,349

Identifiable intangible assets (in thousands, except amortization period):

	Gross Amount at Acquisition Date	Weighted Average Amortization Period
Existing technology	$32,800	6.0 years
Customer contracts	3,200	6.0 years
Maintenance agreements	22,300	7.0 years
Trademarks	2,900	7.0 years
	$61,200	6.4 years

Pro Forma Adjusted Summary
The results of operations of LogLogic have been included in the Consolidated Financial Statements subsequent to the

TIBCO SOFTWARE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

acquisition dates. The following unaudited pro forma adjusted summary for the three months ended February 28, 2012 assumes LogLogic had been acquired at the beginning of fiscal year 2012 (in thousands, except per share data):

	Three Months Ended February 28,
	2013	2012
Pro forma adjusted total revenue	$237,790	$235,373
Pro forma adjusted net income attributable to TIBCO Software Inc.	$9,505	$16,287
Pro forma adjusted net income per share attributable to TIBCO Software Inc.:
Basic	$0.06	$0.10
Diluted	$0.06	$0.10

The pro forma results presented include amortization charges for acquired intangible assets, adjustments for incremental compensation expense related to the post-combination service arrangements entered into with the continuing employees and related tax effects. The pro forma adjusted summary combines the historical results for TIBCO for those periods with the historical results for LogLogic for the same periods. The summary is presented for informational purposes only and is not intended to be indicative of future results of operations or whether similar results would have been achieved if the acquisition had taken place at the beginning of fiscal year 2012.

4.	INVESTMENTS
Short-term investments, which are classified as available-for-sale, are summarized below as of February 28, 2013 and November 30, 2012 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value
As of February 28, 2013
Money market funds	$388,320	$—	$—	$388,320
Corporate bonds and commercial paper	24,429	18	(5)	24,442
U.S. Government debt and agency securities	9,565	2	—	9,567
Term deposits	587	—	—	587
Mortgage-backed securities	202	79	(52)	229
	$423,103	$99	$(57)	$423,145
As of November 30, 2012
Money market funds	$376,480	$—	$—	$376,480
Corporate bonds and commercial paper	24,558	9	(9)	24,558
U.S. Government debt and agency securities	9,646	—	(1)	9,645
Term deposits	595	—	—	595
Mortgage-backed securities	182	78	(52)	208
	$411,461	$87	$(62)	$411,486

Fixed income securities included in short-term investments above are summarized by their contractual maturities as follows (in thousands):

	February 28, 2013	November 30, 2012
Contractual maturities:
Less than one year	$27,297	$22,733
One to three years	6,941	11,678
	$34,238	$34,411

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
We execute our foreign currency contracts primarily in the retail market in an over-the-counter environment with a relatively high level of price transparency. The market participants usually are large multi-national and regional banks. Our foreign currency contracts valuation inputs are based on quoted prices and quoted pricing intervals from public data sources and do not involve management judgment. These contracts are typically classified within Level 2 of the fair value hierarchy. There were no transfers between Level 1, Level 2 and Level 3 during the three months ended February 28, 2013.
The fair value hierarchy of our cash equivalents, short-term investments and foreign currency contracts is as follows (in thousands):

TIBCO SOFTWARE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

		Fair Value Measurements at Reporting Date using
Description	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant other Observable Inputs (Level 2)
As of February 28, 2013
Assets:
Money market funds	$388,320	$388,320	$—
Corporate bonds and commercial paper	24,442	—	24,442
U.S. Government debt and agency securities	9,567	—	9,567
Term deposits	587	—	587
Mortgage-backed securities	229	—	229
Foreign currency forward contracts	4,254	—	4,254
Liabilities:
Foreign currency forward contracts	$879	$—	$879
As of November 30, 2012
Assets:
Money market funds	$376,480	$376,480	$—
Corporate bonds and commercial paper	24,558	—	24,558
U.S. Government debt and agency securities	9,645	—	9,645
Term deposits	595	—	595
Mortgage-backed securities	208	—	208
Foreign currency forward contracts	101	—	101
Liabilities:
Foreign currency forward contracts	$130	$—	$130

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
We had the following forward contracts outstanding as of February 28, 2013 (in thousands):

TIBCO SOFTWARE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

	Notional Value Local Currency	Notional Value USD	Fair Value Gain (Loss) USD
Forward contracts sold:
Australian dollar	8,400	$8,645	$86
Brazilian real	3,000	1,505	(9)
British pound	5,800	9,017	305
Canadian dollar	6,500	6,484	165
Euro	73,600	99,441	3,628
Japanese yen	223,000	2,391	7
Singapore dollar	1,800	1,454	3
South African rand	17,000	1,897	22
New Taiwan dollar	31,000	1,047	1
Forward contracts bought:
British pound	12,400	19,407	(780)
Hong Kong dollar	12,000	1,548	—
Indian rupee	120,000	2,250	(50)
Swiss franc	1,000	1,100	(40)
			$3,338

	Notional Value Local Currency	Notional Value EURO	Fair Value Gain (Loss) USD
Forward contracts bought:
United States dollar	1,000	€740	$37

	Derivatives not Designated as Hedging Instruments
	February 28, 2013	November 30, 2012
Foreign currency forward contracts, fair value included in:
Other Current Assets	$4,254	$101
Accrued Liabilities	879	130

		Amount of Gain or (Loss) Recognized In Income on Derivative
		Three Months Ended February 28,
Derivatives not Designated as Hedging Instruments	Location	2013	2012
Foreign Currency Contracts	Other income/(exp.)	$2,823	$(1,358)

6.	GOODWILL AND ACQUIRED INTANGIBLE ASSETS
The change in the carrying value of goodwill for the three months ended February 28, 2013 is as follows (in thousands):

Balance as of November 30, 2012	$532,290
Post-acquisition goodwill adjustment for the LogLogic acquisition	(2,280)
Foreign currency translation	(8,015)
Balance as of February 28, 2013	$521,995

Certain of our intangible assets were recorded in foreign currencies, and therefore, the gross carrying amount and accumulated amortization are subject to foreign currency translation adjustments. The carrying values of our amortized

TIBCO SOFTWARE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

acquired intangible assets as of February 28, 2013 and November 30, 2012 are as follows (in thousands):

	February 28, 2013			November 30, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technologies	$181,374	$(122,805)	$58,569	$182,152	$(118,992)	$63,160
Customer base	59,346	(44,721)	14,625	59,525	(43,328)	16,197
Patents/core technologies	27,717	(24,003)	3,714	28,295	(24,198)	4,097
Trademarks	12,570	(8,343)	4,227	12,777	(8,251)	4,526
Non-compete agreements	580	(580)	—	580	(580)	—
Maintenance agreements	83,346	(50,373)	32,973	83,762	(48,481)	35,281
Total intangible assets	$364,933	$(250,825)	$114,108	$367,091	$(243,830)	$123,261

7.	ACCRUED RESTRUCTURING AND EXCESS FACILITIES COSTS
In order to achieve cost efficiencies and realign our resources and operations, our Board of Directors approved restructuring plans initiated by management in fiscal years 2012 and 2011. The following is a summary of activities in accrued restructuring and excess facilities costs for the three months ended February 28, 2013 under these plans (in thousands):

	Accrued Facilities Restructuring	Accrued Severance and Other	Total
As of November 30, 2012	$1,331	$205	$1,536
Restructuring adjustment	212	(205)	7
Cash utilized	(413)	—	(413)
As of February 28, 2013	$1,130	$—	$1,130

The remaining accrued excess facilities costs represent the estimated loss on abandoned excess facilities, net of estimated sublease income, which is expected to be paid over the next two years. As of February 28, 2013, $0.5 million of the $1.1 million accrued restructuring and excess facilities costs were classified as long-term liabilities.

8.	LONG-TERM DEBT AND CREDIT FACILITIES
Mortgage Note
In connection with the purchase of our corporate headquarters in June 2003, we recorded a $54.0 million mortgage note to a financial institution collateralized by the commercial real property acquired. The balance on the mortgage note was $35.1 million and $35.7 million as of February 28, 2013 and November 30, 2012, respectively.
The mortgage note carries a 20-year amortization and a fixed annual interest rate of 5.50%. The $34.4 million principal balance that will be remaining at the end of the 10-year term will be due as a final lump sum payment on July 1, 2013. Under the currently applicable terms of the mortgage note agreements, we are prohibited from acquiring another company without prior consent from the lender unless we maintain at least $50.0 million of cash or cash equivalents and meet other non-financial terms as defined in the agreements. In addition, we are subject to certain non-financial covenants as provided in the agreements. As of February 28, 2013, we were in compliance with all covenants.
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

TIBCO SOFTWARE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Revolving loans accrue interest at a per annum rate based on, at our option, either (i) the base rate plus a margin ranging from 0.25% to 1.25%, depending on TIBCO’s consolidated leverage ratio or (ii) the London Interbank Offered Rate (“LIBOR”) rate plus a margin ranging from 1.25% to 2.25%, depending on TIBCO’s consolidated leverage ratio, for various interest periods. The base rate is defined as the highest of (i) the administrative agent’s prime rate, (ii) the federal funds rate plus a margin equal to 0.50%, and (iii) the LIBOR rate for a one month interest period plus a margin of 1.00%. We are also obligated to pay commitment fees for the unused amount of the 2011 Credit Facility, letter of credit fees and other customary fees. Loan origination fees and issuance costs of approximately $3.4 million were incurred since consummation of the 2011 Credit Facility which will be amortized through interest expense over a period of 5 years. Under certain circumstances, a default interest rate of 2.00% above the applicable interest rate will apply on all obligations during the existence of an event of default under the 2011 Credit Facility.
As of the end of the first fiscal quarter of 2013, we were required to maintain a minimum consolidated interest coverage ratio of 3.5:1.0 and a maximum consolidated leverage ratio of 3.25:1.00 in addition to other customary affirmative and negative covenants. The maximum consolidated leverage ratio decreased to 3.00:1.00 at the beginning of the second fiscal quarter of our fiscal year 2013 and will decrease to 2.75:1.00 at the beginning of the second fiscal quarter of our fiscal year 2014. As of February 28, 2013, we were in compliance with all covenants under the 2011 Credit Facility and we had no outstanding borrowings under the 2011 Credit Facility.
Line of Credit
We have a $20.0 million revolving line of credit that matures in June 2013 (the “Line of Credit”). The revolving Line of Credit is available for cash borrowings and for the issuance of letters of credit up to $20.0 million. The Line of Credit contains financial covenants substantially identical to those of the 2011 Credit Facility, as well as other customary affirmative and negative covenants. As of February 28, 2013, we were in compliance with all covenants under the Line of Credit.
In connection with the mortgage note, we entered into an irrevocable letter of credit in the amount of $13.0 million collateralized under the Line of Credit which renews for successive one-year periods until the mortgage note payable has been satisfied in full. In addition, as of February 28, 2013, we had a total of $1.0 million outstanding with respect to letters of credit in connection with sales and lease transactions.
Guarantee Credit Line and Restricted Cash
We have a revolving guarantee credit line of approximately $15.6 million available for the issuance of bank guarantees denominated in foreign currency. Issued bank guarantees were approximately $12.9 million and $12.5 million as of February 28, 2013 and November 30, 2012, respectively, and were collateralized by pledging the equivalent amount under restricted cash as required under our guarantee credit line. Other various contractual commitments also require us to pledge cash as security and record this cash under restricted cash. As of February 28, 2013 and November 30, 2012, we had restricted cash of $14.9 million and $14.6 million, respectively, which is included in Other Assets on our Condensed Consolidated Balance Sheets.

9.	CONVERTIBLE SENIOR NOTES
Description of Convertible Senior Notes
In April 2012, we issued convertible senior notes (the “Notes”) in an aggregate principal amount of $600.0 million due May 1, 2032. The Notes bear interest at a rate of 2.25% per annum. The Notes do not contain any financial covenants or any restrictions on the payment of dividends, the incurrence of senior debt or other indebtedness, or the issuance or repurchase of securities by us. Each $1,000 principal amount of Notes is initially convertible, at the option of the holders, at a rate of 19.7750 shares of our common stock, which represents an initial conversion price of approximately $50.57 per share, which is subject to adjustment upon the occurrence of certain events specified in the indenture. On conversion of a Note, we will deliver cash in an amount generally equal to the lesser of the conversion value and the principal amount of each Note and, for any conversion value greater than the principal amount, we will deliver shares of common stock. Holders may convert Notes prior to February 1, 2032, and other than during the period from February 1, 2017 to May 5, 2017, under the following circumstances: (1) if the Notes are called for redemption, at any time prior to the redemption date; (2) during any fiscal quarter, if our last reported sale price of a share of common stock for at least 20 trading days during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (3) during any five consecutive trading day period when the trading price per $1,000 principal amount of Notes is less than 98% of the product of the last reported sale price of a share of common stock and

TIBCO SOFTWARE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

the conversion rate; and (4) upon the occurrence of certain distributions or corporate events as specified in the indenture governing the Notes. From February 1, 2017 to May 5, 2017, and from February 1, 2032 until the maturity date, holders may convert Notes at any time, regardless of the foregoing circumstances.
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
As of February 28, 2013, the carrying value of the Notes was $528.3 million, which consisted of $600.0 million outstanding principal amount net of $71.7 million unamortized debt discount.
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
For the first quarter ended February 28, 2013, we recognized interest expense of $7.9 million related to the Notes, comprised of $3.4 million for the contractual coupon interest, $3.8 million related to the amortization of debt discount and $0.7 million related to the amortization of deferred debt issuance costs.
The Notes are carried at face value less any unamortized debt discount and also require disclosure of an estimate of fair value (Level 2 of the three-tier value hierarchy). The fair value of the Notes at each balance sheet date is determined based on recent quoted market prices or dealer quotes for the Notes, if available. Otherwise, the fair value is determined using cash-flow models of the scheduled payments discounted at market interest rates for comparable debt without the conversion feature. As of February 28, 2013, the estimated fair value of the Notes was approximately $586.0 million.

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

TIBCO SOFTWARE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

market value. This prepaid land lease is being amortized using the straight-line method over the life of the lease. The portion to be amortized over the next twelve months is included in prepaid expenses and other current assets, and the remainder is included in other assets on our Condensed Consolidated Balance Sheets.
Commitments
At various locations worldwide, we lease office space and equipment under non-cancelable operating leases with various expiration dates through September 2020. Rental expense was $4.2 million and $3.8 million for the three months ended February 28, 2013 and 2012, respectively.
As of February 28, 2013, contractual commitments associated with indebtedness, lease obligations and restructuring were as follows (in thousands):

	Total	Remainder of 2013	2014	2015	2016	2017	Thereafter
Commitments:
Debt principal	$635,091	$35,091	$—	$—	$—	$600,000	$—
Debt interest	61,545	14,295	13,500	13,500	13,500	6,750	—
Operating leases (1)	46,707	6,843	10,690	7,968	6,938	5,303	8,965
Total commitments	$743,343	$56,229	$24,190	$21,468	$20,438	$612,053	$8,965

(1)	Operating leases included future minimum rent payments, net of estimated sublease income, for facilities that we have vacated pursuant to our restructuring activities, as discussed in Note 7.
Future minimum lease payments under restructured non-cancelable operating leases are included in Accrued Restructuring Costs on our Condensed Consolidated Balance Sheets.
The above commitment table does not include approximately $28.2 million of long-term uncertain income tax liabilities due to the fact that we are unable to reasonably estimate the timing of these potential future payments.
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

On May 12, 2011, the U.S. Patent & Trademark Office ("PTO") issued a Final Office Action rejecting all asserted claims of the '662 patent in a separate re-examination proceeding before the PTO. On September 9, 2011, JuxtaComm filed a Notice of Appeal to the Board of Patent Appeals and Interferences ("BPAI"), challenging the Final Office Action. On January 31, 2013, the BPAI reversed the PTO's refection of the asserted claims.

TIBCO SOFTWARE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

 On May 15, 2012, the Court in the Eastern District of Texas granted the defendants' motion for summary judgment on invalidity of the asserted claims. On May 16, 2012, the Court issued an order staying all deadlines and vacating the trial date in light of the Court's grant of summary judgment of invalidity. On July 5, 2012, the Court issued an order containing its opinion supporting the Court's grant of summary judgment. On September 19, 2012, the Court issued an order of final judgment against JuxtaComm and taxed the defendants' costs of court against JuxtaComm. JuxtaComm filed a notice of appeal on September 28, 2012, and JuxtaComm's appeal is currently pending with the United States Court of Appeals for the Federal Circuit, JuxtaComm-Texas Software, LLC v. TIBCO Software Inc., et al., No. 2013-1004, -1025.

We will continue to defend the action vigorously. While we believe that we have valid defenses to JuxtaComm's claims, and the District Court entered judgment in our favor, litigation is inherently unpredictable and we cannot make any predictions as to the outcome of this litigation. It is possible that our business, financial position, results of operations, cash position or cash flow could be negatively affected by an unfavorable resolution of this action, however, we are unable to estimate a range of potential loss at this time.
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

InvestPic seeks injunctive relief and unspecified damages. We intend to defend the action vigorously. While we believe that we have valid defenses to InvestPic's claims, litigation is inherently unpredictable and we cannot make any predictions as to the outcome of this litigation. It is possible that our business, financial position, results of operations, cash position or cash flow could be negatively affected by an unfavorable resolution of this action. As InvestPic has made no specific demand for damages in this matter other than injunctive relief, we cannot currently estimate a reasonably possible range of loss for this action.
Vasudevan Software, Inc. v. TIBCO, et al.

On December 23, 2011, Vasudevan Software, Inc. ("Vasudevan") filed a complaint for patent infringement against us and Spotfire Inc. in the United States District Court for the Northern District of California, Case No. 3:11-cv-06638-RS. The complaint alleges that TIBCO directly, indirectly, and willfully infringes U.S. Patent No. 7,167,864 B1 based on "Spotfire Analytics and other products." Vasudevan further alleges in its infringement contentions that the accused products "include at least the TIBCO Spotfire Platform (e.g., TIBCO Spotfire Professional, TIBCO Spotfire Server, TIBCO Spotfire Web Player, TIBCO Spotfire Enterprise Player, TIBCO Spotfire for the Apple iPad, TIBCO Spotfire Application Data Services, TIBCO Spotfire Developer, TIBCO Spotfire Metrics, TIBCO Spotfire Network Analytics, TIBCO Spotfire Operations Analytics Bundle, and TIBCO Silver Spotfire) at least versions 4.0 to 2.1, as well as any TIBCO products and services that utilize the TIBCO Spotfire Platform." Vasudevan amended its complaint on March 6, 2012, but continues to accuse the same products of infringement. On May 18, 2012, the Court granted our motion to dismiss Vasudevan's indirect and willful infringement claims. Vasudevan filed a second amended complaint on July 24, 2012, adding a claim for inducement of infringement for alleged acts of indirect infringement occurring after the filing of the original complaint. On September 19, 2012, the Court issued a claim construction order. Fact discovery closed on February 15, 2013. Expert discovery is scheduled to close on May 3, 2013. On May 30, 2013, the Court will hear oral argument regarding our motion for summary judgment of invalidity of U.S. Patent No. 7,167,864 for lack of written description and enablement.

Vasudevan seeks injunctive relief and unspecified damages. A jury trial is scheduled to begin January 27, 2014. We intend to defend the action vigorously. While we believe that we have valid defenses to Vasudevan's claims, litigation

TIBCO SOFTWARE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

is inherently unpredictable and we cannot make any predictions as to the outcome of this litigation. It is possible that our business, financial position, results of operations, cash position or cash flow could be negatively affected by an unfavorable resolution of this action. As Vasudevan has made no specific demand for relief in this matter other than injunctive relief, we cannot currently estimate a reasonably possible range of loss for this action.

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

We reached a settlement agreement with YYZ in December 2012 for an immaterial amount. The parties filed a stipulation of dismissal with prejudice with the Court on December 21, 2012, and the Court entered its order of dismissal with prejudice on January 2, 2013.

12.	STOCK-BASED COMPENSATION
Stock-based compensation cost for the three months ended February 28, 2013 and 2012 was $16.4 million and $15.3 million, respectively. The deferred tax benefit from stock-based compensation expenses for the three months ended February 28, 2013 and 2012 was $5.1 million and $5.0 million, respectively.
The following table summarizes additional information pertaining to our stock-based compensation from stock options and stock awards which are comprised of restricted stock, restricted stock units and performance-based restricted stock units (in thousands, except grant-date fair value and recognition period):

	Three Months Ended February 28,
	2013	2012
Stock options:
Weighted-average grant-date fair value	$—	$9.82
Options granted	—	172
Options exercised	(464)	(1,008)
Total intrinsic value of stock options exercised	$7,257	$17,259
Total unrecognized compensation expense	$10,598	$25,698
Weighted-average remaining recognition period	1.9 years	2.5 years
Stock awards:
Weighted-average grant-date fair value	$22.16	$29.42
Stock awards granted	971	785
Stock awards vested	(557)	(447)
Total unrecognized compensation expense	$105,396	$100,132
Weighted-average remaining recognition period	1.8 years	2.1 years

13.	PROVISION FOR INCOME TAXES
The effective tax rate was approximately (1)% and 14% for the three months ended February 28, 2013 and 2012, respectively.
In the three months ended February 28, 2013, we recognized certain discrete items of tax expense and benefit of a net of $1.4 million primarily related to a true-up of $1.8 million tax expense for prior period withholding taxes and $3.3 million of tax benefits from retroactive legislative reinstatement of the federal research and development credit. In the three months ended February 28, 2012, we recognized a discrete benefit of $1.8 million tax benefit primarily related to lapses of various statutes of limitations and true-up for prior period withholding taxes. We recognize the withholding taxes as discrete items because of the

TIBCO SOFTWARE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

high variability of withholding tax rates by country and the difficulty in forecasting the exact country of future revenue.
The provision for the three month periods ended February 28, 2013 and 2012 reflects a forecasted annual tax rate of 14% and 21%, respectively, offset by discrete items which are booked in the period they occur. The forecasted tax rate reflects the benefits resulting from the reorganization of certain foreign entities, lower foreign taxes, domestic manufacturing incentives, and federal and state research and development credits (federal research and development credit retroactively reinstated to January 1, 2012), partially offset by the impact of certain stock compensation charges and state income taxes.
On January 2, 2013, the American Taxpayer Relief Act of 2012 (H.R. 8, as amended) was signed into law. This Act extends the federal research and development credit through December 31, 2013. The federal research and development credit was reinstated retroactively to January 1, 2012. The retroactive tax benefit of the federal research and development credit for the eleven months ended November 30, 2012 was recognized as a discrete tax benefit of $3.3 million in the first quarter of fiscal year 2013, the period in which the reinstatement was enacted into law.
We expect to use the single sales factor apportionment for California state taxation, which is expected to lower our future taxable state income. This reduction in taxable income may affect the extent to which we can benefit from $13.5 million (net of reserve for uncertain tax positions) research and development credit carryforwards and $6.3 million net operating loss carryforwards. If we determine that it is more likely than not that we will not be able to fully utilize these carryforwards, we will recognize a valuation allowance against the related deferred tax assets.
During the three months ended February 28, 2013, the amount of gross unrecognized tax benefits increased by approximately $2.1 million primarily due to current period exposures. The total amount of gross unrecognized tax benefits was $56.6 million as of February 28, 2013, of which $39.1 million would benefit tax expense if realized. We elected to include interest expense and penalties accrued on unrecognized tax benefits as a component of our income tax expense. We do not expect any significant changes to the amount of unrecognized tax benefit within the next twelve months.

14.	NET INCOME PER SHARE
The following table sets forth the computation of basic and diluted net income per share for the periods indicated (in thousands, except per share data):

	Three Months Ended February 28,
	2013	2012
Net income attributable to TIBCO Software Inc.	$9,505	$20,641
Weighted-average shares of common stock used to compute basic net income per share	161,521	161,460
Effect of dilutive common stock equivalents:
Stock options	5,111	7,307
Stock awards	2,485	2,099
ESPP	13	—
Weighted-average shares of common stock used to compute diluted net income per share	169,130	170,866
Net income per share attributable to TIBCO Software Inc.:
Basic	$0.06	$0.13
Diluted	$0.06	$0.12

The following potential common stock equivalents are not included in the diluted net income per share calculation above because their effect was anti-dilutive for the periods indicated (in thousands):

TIBCO SOFTWARE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

	Three Months Ended February 28,
	2013	2012
Stock options	1,868	1,912
Stock awards	1,689	23
Convertible senior notes	11,865	—
Total anti-diluted common stock equivalents	15,422	1,935
Anti-dilutive potential common stock equivalents for the three months ended February 28, 2013 include the 11.9 million shares that could be issued under the Notes if we experience substantial increases in our common stock price. Under the treasury stock method, the Notes will generally have a dilutive impact on net income per share if our average stock price for the period exceeds the conversion price for the Notes. On conversion of a Note, however, we will deliver cash in an amount generally equal to the lesser of the conversion value and the principal amount of each Note and, only for any conversion value greater than the principal amount, we will deliver shares of common stock.

15.	SEGMENT INFORMATION
We operate our business in one operating segment: the development and marketing of a suite of infrastructure software. Our chief operating decision maker is our Chief Executive Officer, who reviews financial information presented on a consolidated basis for purposes of making operating decisions and assessing financial performance.
Our revenue, organized by the following geographic regions: (i) Americas; (ii) EMEA; and (iii) APJ, based on the location at which each sale originates, is summarized as follows (in thousands):

	Three Months Ended February 28,
	2013	2012
Americas:
United States	$117,654	$107,604
Other Americas	9,761	9,526
Total Americas	127,415	117,130
EMEA:
United Kingdom	21,988	24,404
Other EMEA	63,435	64,473
Total EMEA	85,423	88,877
APJ	24,952	19,695
	$237,790	$225,702

Our property and equipment by major country are summarized as follows (in thousands):

	February 28, 2013	November 30, 2012
Property and equipment, net:
United States	$83,244	$83,516
United Kingdom	1,110	1,191
Other	12,720	13,767
	$97,074	$98,474

16.	STOCK REPURCHASE PROGRAMS
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
During the three months ended February 28, 2013, we repurchased 1.0 million shares for $21.9 million under the stock repurchase program.
In connection with the repurchase activities during the three months ended February 28, 2013, we classified $16.4 million of the excess purchase price over the par value of our common stock to retained earnings.
From March 4, 2013 up to April 8, 2013, we repurchased approximately 1.4 million shares at an average price of $19.46 per share under the stock repurchase program.

17.	SUBSEQUENT EVENT
On April 1, 2013, we announced that Sydney Carey resigned her position as Executive Vice President, Chief Financial Officer of the Company on March 28, 2013, to be effective on April 19, 2013. Murray Rode, the Company’s Executive Vice President, Chief Operating Officer, was appointed to the position of interim Chief Financial Officer, effective on April 19, 2013, and will also become our interim Principal Financial Officer on that date.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements relate to expectations concerning future events or matters that are not historical facts. Words such as “projects,” “believes,” “anticipates,” “plans,” “expects,” “intends,” “strategy,” “continue,” “will,” “estimate,” “forecast,” and similar words and expressions are intended to identify forward-looking statements, although these words are not the only means of identifying these statements. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, these expectations or any of the forward-looking statements could prove to be incorrect, and actual results could differ materially from those projected or assumed in the forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to risks and uncertainties, including, but not limited to, the factors set forth in Part II, Item 1A. “Risk Factors.” This discussion should be read in conjunction with our Consolidated Financial Statements and accompanying notes and with our Annual Report on Form 10-K for the year ended November 30, 2012 and with our quarterly Condensed Consolidated Financial Statements and notes thereto which appear elsewhere in this Quarterly Report on Form 10-Q. All forward-looking statements and reasons why results may differ included in this Quarterly Report on Form 10-Q are made as of the date hereof, and we assume no obligation to update any such forward-looking statements or reasons why actual results may differ.
Executive Overview
Our products are currently licensed by companies worldwide in diverse industries such as financial services, telecommunications, government, energy, life sciences, insurance, logistics, manufacturing, retail, and transportation. We sell our products through a direct sales force and through alliances with leading software vendors and system integrators.
Our revenue consists primarily of license and maintenance fees from our customers, distributors and partners (including system integrators, resellers, professional service organizations and business partners) who embed our software in their products. In addition, we receive fees from our customers for providing consulting services. Our revenue is generally derived from a diverse customer base. No single customer represented greater than 10% of our total revenue for the first three months of fiscal year 2013. As of February 28, 2013, no single customer had a balance in excess of 10% of our net accounts receivable.
For the first quarter of fiscal year 2013, we recorded total revenue of $237.8 million, an increase of 5% from the first quarter of fiscal year 2012. License revenue was $78.3 million, a decrease of 5% from the first quarter of fiscal year 2012. In addition, we generated cash flow from operations of $63.2 million in the first quarter of fiscal year 2013. Diluted earnings per share under generally accepted accounting principles in the United States of America (“GAAP”) was $0.06 in the first quarter of fiscal year 2013 as compared to $0.13 for the first quarter of fiscal year 2012. We ended the quarter with $806.7 million in cash, cash equivalents and short-term investments.
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
We believe that the estimates, assumptions and judgments involved in revenue recognition, allowances for doubtful accounts, returns and discounts, stock-based compensation, business combination, impairment of goodwill, intangible and long-lived assets, and accounting for income taxes have the greatest potential impact on our Condensed Consolidated Financial

Statements, so we consider these to be our critical accounting policies. Historically, our estimates, assumptions and judgments relative to our critical accounting policies have not differed materially from actual results. The critical accounting estimates associated with these policies are described in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2012 Annual Report on Form 10-K for the fiscal year ended November 30, 2012.
Recent Accounting Pronouncements
Recent accounting pronouncements are detailed in Note 2 to our Condensed Consolidated Financial Statements.
Results of Operations
For purposes of presentation, we have indicated the first quarter of fiscal years 2013 and 2012 as ended on February 28, 2013 and February 28, 2012, respectively; whereas in fact, the first quarter of fiscal years 2013 and 2012 actually ended on March 3, 2013 and March 4, 2012, respectively. There were 93 days and 95 days in the first quarter of fiscal years 2013 and 2012, respectively. All amounts presented in the tables in the following sections of our Results of Operations are stated in thousands of dollars, except for percentages and unless otherwise stated.
The following table sets forth the components of our Results of Operations as percentages of total revenue for the periods indicated:

	Three Months Ended February 28,
	2013	2012
Revenue:
License	33%	36%
Service and maintenance	67	64
Total revenue	100	100
Cost of revenue:
License	5	4
Service and maintenance	26	25
Total cost of revenue	31	29
Gross profit	69	71
Operating expenses:
Research and development	17	16
Sales and marketing	34	34
General and administrative	8	8
Amortization of acquired intangible assets	2	2
Acquisition related and other	—	—
Restructuring adjustment	—	—
Total operating expenses	61	60
Income from operations	8	11
Interest income	—	—
Interest expense	(4)	(1)
Other income (expense), net	—	—
Income before provision for income taxes and noncontrolling interest	4	10
Provision for (benefit from) income taxes	—	1
Net income	4	9
Less: Net income (loss) attributable to noncontrolling interest	—	—
Net income attributable to TIBCO Software Inc.	4%	9%

Our Results of Operations include incremental revenue and costs related to the acquisition of LogLogic. In connection with this acquisition, we have incurred additional expenses, including amortization of intangible assets and acquired technology; stock-based compensation; personnel and related costs; facility and infrastructure costs; and other charges.
Total Revenue
Our total revenue consisted primarily of license, service and maintenance fees from our customers, distributors and partners.

	Three Months Ended February 28,
	2013	2012	Change
Total revenue	$237,790	$225,702	5%

Total revenue in the first quarter of fiscal year 2013 increased by $12.1 million, or 5%, compared to the same quarter last year. The increase was primarily comprised of a $16.1 million, or 11%, increase in service and maintenance revenue, partially offset by a $4.1 million, or 5%, decrease in license revenue.
For the three months ended February 28, 2013, we experienced an increase in total revenue in Americas and Asia Pacific and Japan ("APJ") and a decrease in total revenue in Europe, the Middle East and Africa ("EMEA") compared to the same period last year. See Note 15 to our Condensed Consolidated Financial Statements for total revenue by region. The percentages of total revenue from the geographic regions are summarized as follows:

	Three Months Ended February 28,
	2013	2012
Americas	54%	52%
EMEA	36%	39%
APJ	10%	9%
	100%	100%

License Revenue

	Three Months Ended February 28,
	2013	2012	Change
License revenue	$78,263	$82,315	(5)%
Percentage of total revenue	33%	36%

Our license revenue for the three months ended February 28, 2013 and 2012 was derived from the following three product lines: service oriented architecture (“SOA”) and core infrastructure; business optimization; and process automation and collaboration. The percentages of license revenue from the three product lines are summarized as follows:

	Three Months Ended February 28,
	2013	2012
SOA and core infrastructure	45%	57%
Business optimization	47%	32%
Process automation and collaboration	8%	11%
	100%	100%

Our license revenue in a particular period is dependent upon the timing, number and size of our license deals. Selected data about our license deals recognized for the respective periods is summarized as follows:

	Three Months Ended February 28,
	2013	2012
Number of license deals of $1.0 million or more	12	20
Number of license deals of $0.1 million or more	104	102
Average size of license deals of $0.1 million or more (in millions)	$0.7	$0.7

Cost of License Revenue

	Three Months Ended February 28,
	2013	2012	Change
Cost of license revenue	$11,261	$9,040	25%
Percentage of total revenue	5%	4%
Percentage of license revenue	14%	11%

Cost of license revenue mainly consisted of amortization of developed technology acquired through acquisitions and royalty costs. Cost of license revenue in the first quarter of fiscal year 2013 increased by $2.2 million, or 25%, compared to the same quarter last year, primarily due to higher amortization costs.
Service and Maintenance Revenue and Cost

	Three Months Ended February 28,
	2013	2012	Change
Service and maintenance revenue	$159,527	$143,387	11%
Percentage of total revenue	67%	64%
Cost of service and maintenance revenue	$62,376	$57,050	9%
Percentage of total revenue	26%	25%
Percentage of service and maintenance revenue	39%	40%

Service and maintenance revenue in the first quarter of fiscal year 2013 increased by $16.1 million, or 11%, compared to the same quarter last year. Maintenance revenue was 63% and professional services and training revenue was 37% of total service and maintenance revenue for the three months ended February 28, 2013. The increase for the three months ended February 28, 2013 was primarily due to continued growth in our installed software base and an increase in both the number and size of consulting engagements, reflecting our increased focus on providing more services to our customers.
Cost of service and maintenance consisted primarily of compensation for professional services, customer support personnel and third-party contractors and associated expenses related to providing consulting services.
Cost of service and maintenance in the first quarter of fiscal year 2013 increased by $5.3 million, or 9%, compared to the same quarter last year. The increase in absolute dollars was primarily due to a $4.8 million increase in employee-related expenses.
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

	Three Months Ended February 28,
	2013	2012	Change
Research and development expenses	$41,625	$37,321	12%
Percentage of total revenue	17%	16%

Research and development expenses in the first quarter of fiscal year 2013 increased by $4.3 million, or 12%, compared to the same quarter last year. The increase was primarily due to a $2.8 million increase in subcontractor costs and a $1.3 million increase in employee-related expenses.
The increase in subcontractor costs was due to the expansion of our research and development operations. The increase in employee-related expenses compared to last year was primarily due to an increase in headcount.

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

	Three Months Ended February 28,
	2013	2012	Change
Sales and marketing expenses	$80,089	$75,718	6%
Percentage of total revenue	34%	34%

Sales and marketing expenses in the first quarter of fiscal year 2013 increased by $4.4 million, or 6%, compared to the same quarter last year. The increase was primarily due to a $4.2 million increase in employee-related expenses.
The increase in employee-related expenses compared to last year was primarily due to an increase in headcount.
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

	Three Months Ended February 28,
	2013	2012	Change
General and administrative expenses	$18,925	$17,595	8%
Percentage of total revenue	8%	8%

General and administrative expenses in the first quarter of fiscal year 2013 increased by $1.3 million, or 8%, compared to the same quarter last year. The increase was primarily due to a $1.3 million increase in employee-related expenses.
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

	Three Months Ended February 28,
	2013	2012	Change
Amortization of acquired intangible assets:
In cost of revenue	$4,097	$3,265
In operating expenses	4,321	4,548
Total amortization	$8,418	$7,813	8%
Percentage of total revenue	4%	3%

Acquisition Related and Other Expenses
Acquisition related and other expenses consisted of costs incurred after the issuance of a definitive term sheet for a particular transaction (whether or not such transaction is ultimately completed, remains in-process or is not completed) and included legal, banker, accounting and other advisory fees of third parties and severance costs for employees of the acquired company that were terminated within 90 days of the acquisition date.

	Three Months Ended February 28,
	2013	2012	Change
Acquisition related and other expenses:
Professional services fees and other	$327	$396	(17)%
Percentage of total revenue	—%	—%

Restructuring Charges (Adjustment)

	Three Months Ended February 28,
	2013	2012	Change
Restructuring charges (adjustment)	$7	$(119)	*
As percent of total revenue	—%	—%

* Percentage change has been excluded as it is not meaningful for comparison purposes.
Stock-Based Compensation Cost
Stock-based compensation cost is included in our Condensed Consolidated Statements of Operations corresponding to the same functional lines as cash compensation paid to the same employees in the respective departments as follows:

	Three Months Ended February 28,
	2013	2012	Change
Stock-based compensation costs:
Cost of revenue	$1,603	$1,282
Research and development	3,996	4,005
Sales and marketing	5,239	5,292
General and administrative	5,554	4,745
Total	$16,392	$15,324	7%
Percentage of total revenue	7%	7%

Total stock-based compensation costs in the first quarter of fiscal year 2013 increased by $1.1 million, or 7%, compared to the same quarter last year primarily due to a $1.7 million increase in stock-based compensation costs related to restricted stock and restricted stock units, which was partially offset by a $0.8 million decrease in stock-based compensation costs related to stock options.
Interest Income

	Three Months Ended February 28,
	2013	2012	Change
Interest income	$198	$255	(22)%
Percentage of total revenue	—%	—%

Interest Expense

	Three Months Ended February 28,
	2013	2012	Change
Interest expense	$(8,782)	$(1,465)	499%
Percentage of total revenue	4%	1%

Interest expense is primarily related to the outstanding borrowings under our convertible senior notes, mortgage note and credit facility.
Interest expense increased in the first quarter of fiscal year 2013 compared to the same quarter last year by $7.3 million, or 499%, due to the issuance of the convertible senior notes. See Note 8 and Note 9 to our Condensed Consolidated Financial Statements for further detail on the credit facility, mortgage note and the convertible senior notes.
Other Income (Expense), Net
Other income (expense) included foreign exchange gains and losses, realized gains and losses on investments, and other miscellaneous income and expense items.

	Three Months Ended February 28,
	2013	2012	Change
Other income (expense), net:
Foreign exchange gain (loss)	$(843)	$538
Realized gain (loss) on investments	(3)	422
Other income (expense)	4	16
Total other income (expense), net	$(842)	$976	(186)%
Percentage of total revenue	—%	—%

Other income (expense) decreased in the first quarter of fiscal year 2013 compared to the same quarter last year by $1.8 million primarily due to a $1.4 million difference in foreign exchange losses.
Provision for Income Taxes

	Three Months Ended February 28,
	2013	2012	Change
Provision for (benefit from) income taxes	$(100)	$3,300	(103)%
Effective tax rate	(1)%	14%

In the three months ended February 28, 2013, we recognized certain discrete items of tax expense and benefit of a net of $1.4 million primarily related to true-up of $1.8 million of tax expense for prior period withholding taxes and $3.3 million of tax benefit from retroactive legislative reinstatement of the federal research and development credit. In the three months ended February 28, 2012, we recognized a discrete benefit of $1.8 million tax benefit primarily related to lapses of various statutes of limitations and true-up for prior period withholding taxes. We recognize the withholding taxes as discrete items because of the high variability of withholding tax rates by country and the difficulty in forecasting the exact country of future revenue.
On January 2, 2013, the American Taxpayer Relief Act of 2012 (H.R. 8, as amended) was signed into law. This Act extends the federal research and development credit through December 31, 2013. The federal research and development credit was reinstated retroactively to January 1, 2012. The retroactive tax benefit of the federal research and development credit for the eleven months ended November 30, 2012 was analyzed as a discrete tax benefit of $3.3 million in the first quarter of fiscal year 2013, the period in which the reinstatement was enacted into law.
The tax expense for the three-month periods ended February 28, 2013 and 2012 reflects a forecasted tax rate of 14% and 21%, respectively, offset by discrete items which are recognized in the period they are incurred. The forecasted tax rate reflects the benefits resulting from the reorganization of certain foreign entities, lower foreign taxes, domestic manufacturing incentives, and research and development credits (federal research and development credit retroactively reinstated to January 1,

2012), partially offset by the impact of certain stock compensation charges and state income taxes.
We expect to use the single sales factor apportionment for California state taxation, which is expected to lower our future taxable state income. This reduction in taxable income may affect the extent to which we can benefit from $13.5 million (net of reserve for uncertain tax positions) research and development credit carryforwards and $6.3 million net operating loss carryforwards. If we determine that it is more likely than not that we will not be able to fully utilize these carryforwards, we will recognize a valuation allowance against the related deferred tax assets.
During the first quarter of fiscal year 2013, the amount of gross unrecognized tax benefits increased by approximately $2.1 million primarily due to current period exposures. The total amount of gross unrecognized tax benefits was $56.6 million as of February 28, 2013, of which $39.1 million would benefit tax expense if realized. We elected to include interest expense and penalties accrued on unrecognized tax benefits as a component of our income tax expense. The change in accrued interest and penalties during the first quarter of fiscal year 2013 was not material. We do not expect any significant changes to the amount of unrecognized tax benefit within the next twelve months. Recent statements from the Internal Revenue Service have indicated their intent to seek greater disclosure by companies of their reserves for uncertain tax positions.

Liquidity and Capital Resources
Liquidity
As of February 28, 2013, we had cash and cash equivalents totaling $772.4 million, representing an increase of $45.1 million from November 30, 2012. As of February 28, 2013, $320.3 million of our cash and cash equivalents were held by our foreign subsidiaries in our foreign operations. Our current intention is to permanently reinvest the majority of our earnings from foreign operations. Our current plans do not anticipate a need to repatriate cash to fund our domestic operations. In the event cash from foreign operations in our foreign operations is needed to fund operations in the U.S., we would be subject to additional income taxes in the United States reduced by any foreign taxes paid on these earnings. Determination of the amount of unrecognized deferred tax liability related to these earnings is not practicable at this time.
Net cash provided by operating activities in the three months ended February 28, 2013 was $63.2 million, resulting from net income of $9.5 million, $25.6 million in non-cash charges and $28.1 million net change in assets and liabilities. The non-cash charges primarily included depreciation and amortization, stock-based compensation and tax benefits related to stock benefit plans, less deferred income tax and excess tax benefits from stock-based compensation which are recorded in financing activities. Net change in assets and liabilities for the first three months of fiscal year 2013 consisted primarily of a decrease in accounts receivable, partially offset by a decrease in accrued liabilities, restructuring costs and deferred revenue.
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
Net cash used in investing activities was $0.6 million for the three months ended February 28, 2013, resulting primarily from $2.6 million in capital expenditures, partially offset by a $2.3 million acquisition purchase price adjustment.
Net cash used in financing activities was $18.0 million for the three months ended February 28, 2013, resulting primarily from $21.9 million of repurchases of shares of our common stock, and $4.9 million in withholding taxes related to restricted stock net share settlement, which were partially offset by $6.1 million for the exercise of stock options and the sale of our common stock under our ESPP and $3.3 million in excess tax benefits from stock-based compensation.
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

Convertible Senior Notes: In April 2012, we issued convertible senior notes in an aggregate principal amount of $600.0 million due May 1, 2032 with an interest rate of 2.25%.

Credit Facility: In December 2011, we and one of our subsidiaries entered into an unsecured revolving credit facility that matures on December 19, 2016 and provides for borrowings of up to $250.0 million with a variable interest rate. We have an option to request that the lenders increase the available commitments by up to an additional $100.0 million for total borrowings of up to $350.0 million. We had no borrowings outstanding under the credit facility as of February 28, 2013.

Mortgage Note: We have a mortgage note with an outstanding balance of $35.1 million. The principal balance of $34.4 million is due as a final lump sum payment on July 1, 2013.

Line of Credit: We have a $20.0 million revolving line of credit that matures in June 2013. We had approximately $14.0 million of irrevocable letters of credit outstanding under the line of credit as of February 28, 2013.

Guarantee Credit Line: We have a revolving guarantee credit line of approximately $15.6 million available for the issuance of bank guarantees. We had approximately $12.9 million of bank guarantees outstanding under the guarantee credit line as of February 28, 2013.
See Note 8 and Note 9 to our Condensed Consolidated Financial Statements for further detail on these sources of financing.
Capital Resources

We currently anticipate that our operating expenses will grow in absolute dollars for the foreseeable future, and we intend to fund our operating expenses primarily through cash flows from operations. We believe that our current cash, cash equivalents and short-term investments and amounts available under our credit facility together with expected cash flows from operations will be sufficient to meet our anticipated cash requirements for working capital, capital expenditures, and currently approved stock repurchases for at least the next twelve months. Should demand for our products and services significantly decline over the next twelve months, the available cash provided by operations could be adversely impacted.
Commitments
In conjunction with the purchase of our corporate headquarters in June 2003, we entered into a 51-year lease of the land upon which the property is located. The lease was paid in advance for a total of $28.0 million, but is subject to adjustments every 10 years based upon changes in fair market value of the land. Should it become necessary, we have the option to prepay any rent increases as a result of a change in fair market value.
As of February 28, 2013, our contractual commitments associated with indebtedness, lease obligations and restructuring were as follows (in thousands):

	Total	Remainder of 2013	2014	2015	2016	2017	Thereafter
Commitments:
Debt principal	$635,091	$35,091	$—	$—	$—	$600,000	$—
Debt interest	61,545	14,295	13,500	13,500	13,500	6,750	—
Operating leases (1)	46,707	6,843	10,690	7,968	6,938	5,303	8,965
Total commitments	$743,343	$56,229	$24,190	$21,468	$20,438	$612,053	$8,965

(1)	Operating leases included future minimum rent payments net of estimated sublease income for facilities that we have vacated pursuant to our restructuring activities.
Future minimum lease payments under restructured non-cancelable operating leases are included in Accrued Restructuring Costs in our Condensed Consolidated Balance Sheets.
The above commitment table does not include approximately $28.2 million of long-term uncertain income tax liabilities due to the fact that we are unable to reasonably estimate the timing of these potential future payments.
Indemnification
Our indemnification obligations are summarized in Note 10 to our Condensed Consolidated Financial Statements.
Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our stockholders.

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
We enter into forward contracts with financial institutions to manage our currency exposure related to net assets and liabilities denominated in foreign currencies, and these forward contracts are generally settled monthly. We do not enter into derivative financial instruments for speculative purposes. As of February 28, 2013, we had fourteen outstanding forward contracts denominated in United States dollars and one outstanding forward contract denominated in Euros that resulted in a net gain of $3.4 million.
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
Currently, we maintain our cash in current accounts or money market funds. In general, money market funds are not considered to be subject to interest rate risk because the interest paid on such funds fluctuates with the prevailing interest rate. As of February 28, 2013, our cash and cash equivalents totaled $772.4 million, of which $388.3 million was held in money market funds. As of February 28, 2013, a hypothetical 100 basis point increase in interest rates would not have a significant impact on the fair value of our investments.
Interest on borrowings under the 2011 Credit Facility is based at specified margins above either LIBOR or a base rate defined in the 2011 Credit Facility, whereas the interest rate on our Notes is fixed over its term. Our exposure to interest rate risk under the 2011 Credit Facility will depend on the extent to which we utilize such facility. As of February 28, 2013, the 2011 Credit Facility had a borrowing capacity of $250.0 million and had no outstanding borrowings. A hypothetical 100 basis point increase in the LIBOR or Prime Rate-based interest rate on the 2011 Credit Facility would result in an increase in our interest expense by $1.0 million per year for every $100.0 million borrowed. See Note 8 for a discussion of the 2011 Credit Facility.

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
In addition to the factors discussed elsewhere in this Form 10-Q, the following risk factors, as well as other factors of which we may be unaware or do not currently view as significant, could materially and adversely affect our future operating results and could cause actual events to differ materially from those predicted in the forward-looking statements we make about our business. These risk factors should be read in conjunction with the other information contained in our other SEC filings, including our Form 10-K for the fiscal year ended November 30, 2012.

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
As a result of the evolving nature of the markets in which we compete and the size of our customer agreements, we have difficulty accurately forecasting our revenue in any given period. In addition to the factors discussed elsewhere in this section, a number of factors may cause our revenue to fall short of our expectations, or those of stock market analysts and investors, or cause fluctuations in our operating results, including:

•	the relatively long sales cycles for many of our products;

•	the timing of our new products or product enhancements or any delays in such introductions;

•	the delay or deferral of customer implementation of our products;

•	changes in customer budgets and decision making processes that could affect both the timing and size of any transaction;

•	reduced spending in the industries that license our products;

•	our ability to improve our effectiveness of execution in our marketing and sales strategies since implementing changes to our sales organization;

•	our dependence on large deals, which, if such deals do not close, can greatly impact revenues for a particular quarter;

•	the timing, size and mix of orders from customers;

•	the deferral of license revenue to future periods due to the timing of the execution of an agreement or our ability to deliver the products;

•	the impact of our provision of services and customer-required contractual terms on our recognition of license revenue;

•	any unanticipated difficulty we encounter in integrating acquired businesses, products or technologies;

•	the tendency of some of our customers to wait until the end of a fiscal quarter or our fiscal year before placing an order in the hope of obtaining more favorable terms;

•	adverse economic or market conditions;

•	the amount and timing of operating costs and capital expenditures relating to the expansion of our operations and the evaluation of strategic transactions; and

•	changes in accounting rules, such as recording expenses for employee stock option grants and tax accounting, including accounting for uncertain tax positions.

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
The market for our products and services is extremely competitive and subject to rapid change. We compete with a variety of large and small providers of infrastructure software, SOA, business optimization and process automation and collaboration, including companies such as IBM, Oracle, SAP and Software AG generally, as well as other companies with respect to only certain of the business lines in which we operate, including companies such as Pegasystems, Progress Software and Qlik Technologies. We also face competition for certain aspects of our product and service offerings from major systems integrators, and our customers have alternatives to our proprietary software from open source software providers that provide software and intellectual property, typically without charging license fees, or from other competitors offering products through alternative business models, such as software as a service. Many of our current and potential competitors have longer operating histories, significantly greater financial, technical, product development and marketing resources, greater name recognition, and larger customer bases than we do. This may allow our present or future competitors to develop products comparable or superior to those we offer; adapt more quickly than we do to new technologies, evolving industry trends or customer requirements; execute more effectively on their marketing and sales strategies and leverage their internal relationships; and devote greater resources to the development, promotion and sale of their products than we do. For example, some of our competitors offer products outside our segment and routinely bundle these products with their infrastructure software products. Also, some of our competitors are expanding their competitive product offerings and strengthening their market position through increases in capital expenditures for internal research and development. Accordingly, we may not be able to compete effectively in our markets or against existing and future competitors, which could adversely affect our business and operating results.

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

Since December 1, 2011 through the end of our first fiscal quarter of fiscal year 2013, our stock price fluctuated between a low of $18.95 and a high of $34.67. If market or industry-based fluctuations continue, our stock price could decline in the future regardless of our actual operating performance and investors could incur significant losses.

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
In April 2012, we issued $600.0 million aggregate principal amount of convertible senior notes due 2032 (the "Notes"). All of the Notes were outstanding as of February 28, 2013. The Note holders can convert the Notes, under certain circumstances, into cash in an amount generally equal to the lesser of the conversion value and the principal amount of each Note and, for any conversion value greater than the principal amount, into shares of common stock at any time before the Notes mature or we redeem or repurchase them. Upon certain dates (May 5, 2017, May 1, 2022, and May 1, 2027) or the occurrence of certain events including a change in control, the Note holders can require us to repurchase some or all of the Notes.

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
As of February 28, 2013, we held approximately $320.3 million, or 41%, of our cash and cash equivalents, outside of the United States. We use our foreign cash by reinvesting it into our foreign operations. Our current intention is to continue to reinvest the majority of our earnings from foreign operations. Our current plans do not anticipate a need to repatriate cash to fund our domestic operations. In the event cash from foreign operations is needed to fund operations in the U.S. or our foreign cash balance continues to grow such that we are unable to reinvest such cash outside of the United States, it may become increasingly likely that we would repatriate some of our foreign cash balances to the United States. In such event, we would be subject to additional income taxes in the United States.

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
The following table provides information about the repurchase of our common stock during the first quarter of fiscal year 2013 (in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
December 1, 2012 – December 31, 2012	500	$21.73	500	$136,394
January 1, 2013 – January 31, 2013	500	$22.01	500	$125,389
February 1, 2013 – February 28, 2013	—	$—	—	$125,389
Total	1,000	$21.87	1,000

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 6.	EXHIBITS

3.1 (1)	Amended and Restated Certificate of Incorporation of Registrant.

3.2 (2)	Amended and Restated Bylaws of Registrant.

10.1 (3)#	Summary of FY 2013 TIBCO Executive Incentive Compensation Plan.

31.1	Rule 13a-14(a) / 15d-14(a) Certification by Chief Executive Officer.

31.2	Rule 13a-14(a) / 15d-14(a) Certification by Chief Financial Officer.

32.1	Section 1350 Certification by Chief Executive Officer.

32.2	Section 1350 Certification by Chief Financial Officer.

101
Interactive data files (XBRL) pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets as of February 28, 2013 and November 30, 2012, (ii) the Condensed Consolidated Statement of Operations for the three months ended February 28, 2013 and 2012, (iii) the Condensed Consolidated Statements of Cash Flows for the three months ended February 28, 2013 and 2012 and (iv) the Notes to Condensed Consolidated Financial Statements.*

(1)	Incorporated by reference to Exhibit 3.1 filed with the Registrant’s Registration Statement on Form 8-A, filed with the SEC on February 23, 2004.

(2)	Incorporated by reference to Exhibit 3.1 filed with the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2009, filed with the SEC on July 9, 2009.

(3)	Incorporated by reference to an exhibit filed with the Registrant’s Current Report on Form 8-K, filed with the SEC on February 6, 2013.
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

TIBCO SOFTWARE INC.

By:	/s/ Sydney L. Carey
Sydney L. Carey Executive Vice President, Chief Financial Officer (Principal Financial Officer and duly authorized officer)

By:	/s/ Brent P. Hogenson
Brent P. Hogenson Vice President, Corporate Controller (Principal Accounting Officer and duly authorized officer)

Date: April 11, 2013

EXHIBIT INDEX

3.1 (1)	Amended and Restated Certificate of Incorporation of Registrant.

3.2 (2)	Amended and Restated Bylaws of Registrant.

10.1 (3)#	Summary of FY 2013 TIBCO Executive Incentive Compensation Plan.

31.1	Rule 13a-14(a) / 15d-14(a) Certification by Chief Executive Officer.

31.2	Rule 13a-14(a) / 15d-14(a) Certification by Chief Financial Officer.

32.1	Section 1350 Certification by Chief Executive Officer.

32.2	Section 1350 Certification by Chief Financial Officer.

101
Interactive data files (XBRL) pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets as of February 28, 2013 and November 30, 2012, (ii) the Condensed Consolidated Statement of Operations for the three months ended February 28, 2013 and 2012, (iii) the Condensed Consolidated Statements of Cash Flows for the three months ended February 28, 2013 and 2012 and (iv) the Notes to Condensed Consolidated Financial Statements.*

(1)	Incorporated by reference to Exhibit 3.1 filed with the Registrant’s Registration Statement on Form 8-A, filed with the SEC on February 23, 2004.

(2)	Incorporated by reference to Exhibit 3.1 filed with the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2009, filed with the SEC on July 9, 2009.

(3)	Incorporated by reference to an exhibit filed with the Registrant’s Current Report on Form 8-K, filed with the SEC on February 6, 2013.
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