Form 10-Q
period 2013-06-02
TIBCO SOFTWARE INC
filed 2013-07-11
CIK 1085280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _____________________________________________________________
FORM 10-Q
 _____________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 2, 2013
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s common stock, $0.001 par value, as of July 1, 2013 was 162,510,870 shares.

TIBCO SOFTWARE INC.

TIBCO SOFTWARE INC.
PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except par value per share)

	May 31, 2013	November 30, 2012
Assets
Current assets:
Cash and cash equivalents	$662,769	$727,309
Short-term investments	63,785	34,411
Accounts receivable, net of allowances of $5,404 and $5,606	187,703	234,100
Prepaid expenses and other current assets	64,408	61,174
Total current assets	978,665	1,056,994
Property and equipment, net	95,959	98,474
Goodwill	529,016	532,290
Acquired intangible assets, net	110,342	123,261
Long-term deferred income tax assets	80,920	64,549
Other assets	64,463	71,340
Total assets	$1,859,365	$1,946,908
Liabilities and Equity
Current liabilities:
Accounts payable	$32,672	$22,809
Accrued liabilities	109,562	133,596
Accrued restructuring costs	658	893
Deferred revenue	248,456	263,476
Current portion of long-term debt	—	35,711
Total current liabilities	391,348	456,485
Accrued restructuring costs, less current portion	334	643
Long-term deferred revenue	25,667	25,543
Long-term deferred income tax liabilities	2,545	3,208
Long-term income tax liabilities	31,656	26,263
Other long-term liabilities	4,690	4,015
Convertible senior notes, net	532,139	524,466
Total liabilities	988,379	1,040,623
Commitments and contingencies (Note 10)
Equity:
Common stock, $0.001 par value; 1,200,000 shares authorized; 162,435 and 163,698 shares issued and outstanding	162	164
Additional paid-in capital	887,250	873,337
Accumulated other comprehensive income (loss)	(25,536)	(17,411)
Retained earnings	8,154	49,084
Total TIBCO Software Inc. stockholders’ equity	870,030	905,174
Noncontrolling interest	956	1,111
Total equity	870,986	906,285
Total liabilities and equity	$1,859,365	$1,946,908
See accompanying Notes to Condensed Consolidated Financial Statements

TIBCO SOFTWARE INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended May 31,		Six Months Ended May 31,
	2013	2012	2013	2012
Revenue:
License	$82,266	$92,581	$160,529	$174,896
Service and maintenance	163,580	154,782	323,107	298,169
Total revenue	245,846	247,363	483,636	473,065
Cost of revenue:
License	11,108	9,401	22,369	18,441
Service and maintenance	62,863	59,486	125,239	116,536
Total cost of revenue	73,971	68,887	147,608	134,977
Gross profit	171,875	178,476	336,028	338,088
Operating expenses:
Research and development	42,575	38,605	84,200	75,926
Sales and marketing	85,224	78,923	165,313	154,641
General and administrative	17,924	17,407	36,849	35,002
Amortization of acquired intangible assets	4,713	5,653	9,034	10,201
Acquisition related and other	568	929	895	1,325
Restructuring adjustments	(22)	(400)	(15)	(519)
Total operating expenses	150,982	141,117	296,276	276,576
Income from operations	20,893	37,359	39,752	61,512
Interest income	225	221	423	476
Interest expense	(8,663)	(4,395)	(17,445)	(5,860)
Other income (expense), net	(569)	572	(1,411)	1,548
Income before provision for income taxes and noncontrolling interest	11,886	33,757	21,319	57,676
Provision for income taxes	3,100	7,200	3,000	10,500
Net income	8,786	26,557	18,319	47,176
Less: Net income attributable to noncontrolling interest	71	65	99	43
Net income attributable to TIBCO Software Inc.	$8,715	$26,492	$18,220	$47,133
Net income per share attributable to TIBCO Software Inc.:
Basic	$0.05	$0.17	$0.11	$0.29
Diluted	$0.05	$0.16	$0.11	$0.28
Shares used to compute net income per share attributable to TIBCO Software Inc.:
Basic	160,877	160,437	161,199	160,949
Diluted	167,507	169,477	168,320	170,173

See accompanying Notes to Condensed Consolidated Financial Statements

TIBCO SOFTWARE INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended May 31,		Six Months Ended May 31,
	2013	2012	2013	2012
Net income	$8,786	$26,557	$18,319	$47,176
Cumulative translation adjustment	(3,916)	(25,087)	(8,497)	(21,526)
Unrealized gain (loss) on available-for-sale securities	101	3	118	(7)
Comprehensive income	4,971	1,473	9,940	25,643
Comprehensive income attributable to noncontrolling interest	(35)	(84)	(155)	(18)
Comprehensive income attributable to TIBCO Software Inc.	$5,006	$1,557	$10,095	$25,661

See accompanying Notes to Condensed Consolidated Financial Statements

TIBCO SOFTWARE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended May 31,
	2013	2012
Operating activities:
Net income	$18,319	$47,176
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	7,839	7,050
Amortization of acquired intangible assets	17,377	17,365
Amortization of debt discount and transaction costs	9,460	2,210
Stock-based compensation	31,335	29,718
Deferred income tax	(15,007)	(9,281)
Tax benefits related to stock benefit plans	5,278	9,406
Excess tax benefits from stock-based compensation	(7,139)	(16,484)
Other non-cash adjustments, net	506	531
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	43,573	16,751
Prepaid expenses and other assets	(2,633)	4,290
Accounts payable	10,698	(981)
Accrued liabilities and restructuring costs	(17,264)	(20,373)
Deferred revenue	(14,264)	29,563
Net cash provided by operating activities	88,078	116,941
Investing activities:
Purchases of short-term investments	(38,261)	—
Maturities and sales of short-term investments	8,829	—
Acquisition, net of cash acquired	(4,261)	(131,611)
Purchases of property and equipment	(5,768)	(11,224)
Restricted cash pledged as security	(668)	(1,149)
Other investing activities, net	288	414
Net cash used in investing activities	(39,841)	(143,570)
Financing activities:
Proceeds from issuance of convertible debt, net	—	584,450
Proceeds from revolving credit facility, net	—	116,648
Principal payments on debt	(35,711)	(151,182)
Proceeds from issuance of common stock	9,255	17,298
Repurchases of the Company’s common stock	(81,208)	(188,508)
Withholding taxes related to restricted stock net share settlement	(9,899)	(15,116)
Excess tax benefits from stock-based compensation	7,139	16,484
Net cash provided by (used in) financing activities	(110,424)	380,074
Effect of foreign exchange rate changes on cash and cash equivalents	(2,353)	(14,489)
Net increase (decrease) in cash and cash equivalents	(64,540)	338,956
Cash and cash equivalents at beginning of period	727,309	308,148
Cash and cash equivalents at end of period	$662,769	$647,104
Supplemental disclosures:
Interest paid	$7,475	$2,027
Income taxes paid	$10,767	$1,268
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
Our fiscal year ends on November 30th of each year. For purposes of presentation, we have indicated the second quarter of fiscal years 2013 and 2012 as ended on May 31, 2013 and May 31, 2012, respectively; whereas in fact, the second quarter of fiscal years 2013 and 2012 actually ended on June 2, 2013 and June 3, 2012, respectively. There were 91 days in the second quarter of both fiscal years 2013 and 2012.
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
The results of operations for the three and six months ended May 31, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending November 30, 2013, or any other future period, and we make no representations related thereto.

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
Acquisition of Maporama Solutions
On March 25, 2013, we acquired Maporama Solutions (“Maporama”), a private company based in Paris, France and organized under the laws of France. Maporama is a provider of location intelligence and geospatial analytics solutions. We have incurred $0.3 million of transaction costs associated with the acquisition. As a result of the acquisition, we assumed facility leases, certain liabilities and commitments of Maporama.
The allocation of the purchase price for the Maporama acquisition is as follows (in thousands):

Cash	$396
Other assets	302
Identifiable intangible assets	4,900
Goodwill	7,050
Liabilities	(4,160)
Deferred Revenue	(351)
Deferred income tax liabilities, net	(1,200)
Total purchase price	$6,937

Identifiable intangible assets (in thousands, except amortization period):

	Gross Amount at Acquisition Date	Weighted Average Amortization Period
Existing technology	$3,600	5.0 years
Customer contracts	1,300	5.0 years
	$4,900	5.0 years
Acquisition of LogLogic, Inc.
On April 10, 2012, we acquired LogLogic, Inc. (“LogLogic”), a private company based in San Jose, California and incorporated in Delaware. LogLogic is a provider of scalable log and security management platforms. We paid $131.6 million, net of cash acquired, to acquire all of the outstanding shares of capital stock of LogLogic. In the first quarter of fiscal year 2013, we recorded a decrease in goodwill of $2.3 million as a result of a purchase price adjustment. In the second quarter of fiscal year 2013, we recorded an increase in goodwill of $0.4 million as a result of the adjustment of deferred income tax assets. We have also incurred $0.7 million of transaction costs associated with the acquisition. As a result of the acquisition, we assumed facility leases, certain liabilities and commitments of LogLogic.

TIBCO SOFTWARE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

The allocation of the purchase price for the LogLogic acquisition is as follows (in thousands):

Cash	$5,018
Accounts receivable (approximate contractual value)	5,359
Other assets	1,524
Identifiable intangible assets	61,200
Goodwill	71,541
Liabilities	(7,006)
Deferred Revenue	(7,297)
Deferred income tax asset, net	4,010
Total purchase price	$134,349

Identifiable intangible assets (in thousands, except amortization period):

	Gross Amount at Acquisition Date	Weighted Average Amortization Period
Existing technology	$32,800	6.0 years
Customer contracts	3,200	6.0 years
Maintenance agreements	22,300	7.0 years
Trademarks	2,900	7.0 years
	$61,200	6.4 years

Pro Forma Adjusted Summary
The results of operations of Maporama and LogLogic have been included in the Consolidated Financial Statements subsequent to the acquisition dates. The following unaudited pro forma adjusted summary assumes LogLogic had been acquired at the beginning of fiscal year 2012 (in thousands, except per share data):

	Three Months Ended May 31,	Six Months Ended May 31,
	2012	2012
Pro forma adjusted total revenue	$250,334	$485,870
Pro forma adjusted net income attributable to TIBCO Software Inc.	$24,939	$42,035
Pro forma adjusted net income per share attributable to TIBCO Software Inc.:
Basic	$0.16	$0.26
Diluted	$0.15	$0.25

The pro forma results presented include amortization charges for acquired intangible assets, adjustments for incremental compensation expense related to the post-combination service arrangements entered into with the continuing employees and related tax effects. The pro forma adjusted summary combines the historical results for TIBCO for those periods with the historical results for LogLogic for the same periods. For pro forma adjusted summary purposes, the financial impact of Maporama was not included as it was not significant. The summary is presented for informational purposes only and is not intended to be indicative of future results of operations or whether similar results would have been achieved if the acquisition had taken place at the beginning of fiscal year 2012.

TIBCO SOFTWARE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

4.	INVESTMENTS
Short-term investments and cash equivalents, which are classified as available-for-sale, are summarized below as of May 31, 2013 and November 30, 2012 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value
As of May 31, 2013
Money market funds	$335,999	$—	$—	$335,999
Corporate bonds and commercial paper	53,884	64	(19)	53,929
U.S. Government debt and agency securities	9,575	3	—	9,578
Term deposits	558	—	—	558
Mortgage-backed securities	201	134	(57)	278
	$400,217	$201	$(76)	$400,342
As of November 30, 2012
Money market funds	$376,480	$—	$—	$376,480
Corporate bonds and commercial paper	24,558	9	(9)	24,558
U.S. Government debt and agency securities	9,646	—	(1)	9,645
Term deposits	595	—	—	595
Mortgage-backed securities	182	78	(52)	208
	$411,461	$87	$(62)	$411,486

Fixed income securities included in short-term investments above are summarized by their contractual maturities as follows (in thousands):

	May 31, 2013	November 30, 2012
Contractual maturities:
Less than one year	$28,831	$22,733
One to three years	34,954	11,678
	$63,785	$34,411

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

TIBCO SOFTWARE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

The types of instruments valued based on other observable inputs include U.S. government and agency securities, sovereign government obligations, investment-grade corporate bonds, mortgage-backed and asset-backed securities, term deposits and state, municipal and provincial obligations. Such instruments are generally classified within Level 2 of the fair value hierarchy.
We execute our foreign currency contracts primarily in the retail market in an over-the-counter environment with a relatively high level of price transparency. The market participants usually are large multi-national and regional banks. Our foreign currency contracts valuation inputs are based on quoted prices and quoted pricing intervals from public data sources and do not involve management judgment. These contracts are typically classified within Level 2 of the fair value hierarchy. There were no transfers between Level 1, Level 2 and Level 3 during the six months ended May 31, 2013.
The fair value hierarchy of our cash equivalents, short-term investments and foreign currency contracts is as follows (in thousands):

		Fair Value Measurements at Reporting Date using
Description	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant other Observable Inputs (Level 2)
As of May 31, 2013
Assets:
Money market funds	$335,999	$335,999	$—
Corporate bonds and commercial paper	53,929	—	53,929
U.S. Government debt and agency securities	9,578	—	9,578
Term deposits	558	—	558
Mortgage-backed securities	278	—	278
Foreign currency forward contracts	2,508	—	2,508
Liabilities:
Foreign currency forward contracts	$175	$—	$175
As of November 30, 2012
Assets:
Money market funds	$376,480	$376,480	$—
Corporate bonds and commercial paper	24,558	—	24,558
U.S. Government debt and agency securities	9,645	—	9,645
Term deposits	595	—	595
Mortgage-backed securities	208	—	208
Foreign currency forward contracts	101	—	101
Liabilities:
Foreign currency forward contracts	$130	$—	$130

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

TIBCO SOFTWARE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

We had the following forward contracts outstanding as of May 31, 2013 (in thousands):

	Notional Value Local Currency	Notional Value USD	Fair Value Gain (Loss) USD
Forward contracts sold:
Australian dollar	8,300	$8,406	$460
Brazilian real	1,200	593	34
British pound	7,800	11,980	137
Euro	55,700	73,463	1,280
Japanese yen	461,000	4,638	59
Korean won	570,000	518	14
Polish zloty	1,700	537	21
Singapore dollar	1,000	811	22
South African rand	37,000	4,082	409
New Taiwan dollar	31,000	1,048	12
Forward contracts bought:
Australian dollar	2,000	1,920	(5)
Brazilian real	1,200	562	(2)
British pound	2,000	3,036	—
Euro	15,000	19,475	(37)
Hong Kong dollar	10,000	1,289	—
Korean won	570,000	505	(1)
Singapore dollar	2,000	1,581	(2)
Swiss franc	1,800	1,908	(30)
			$2,371

	Notional Value Local Currency	Notional Value EURO	Fair Value Gain (Loss) USD
Forward contracts bought:
British pound	1,700	€2,007	$(25)
Swedish krona	28,000	3,276	(34)
United States dollar	1,300	985	21
			$(38)

	Derivatives not Designated as Hedging Instruments
	May 31, 2013	November 30, 2012
Foreign currency forward contracts, fair value included in:
Other Current Assets	$2,508	$101
Accrued Liabilities	175	130

		Amount of Gain or (Loss) Recognized In Income on Derivative
		Three Months Ended May 31,		Six Months Ended May 31,
Derivatives not Designated as Hedging Instruments	Location	2013	2012	2013	2012
Foreign Currency Contracts	Other income/(exp.)	$(2,909)	$(438)	$(86)	$(1,795)

TIBCO SOFTWARE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

6.	GOODWILL AND ACQUIRED INTANGIBLE ASSETS
The change in the carrying value of goodwill for the six months ended May 31, 2013 is as follows (in thousands):

Balance as of November 30, 2012	$532,290
Goodwill recorded for the Maporama acquisition	7,050
Post-acquisition goodwill adjustment for the LogLogic acquisition	(1,920)
Foreign currency translation	(8,404)
Balance as of May 31, 2013	$529,016

Certain of our intangible assets were recorded in foreign currencies, and therefore, the gross carrying amount and accumulated amortization are subject to foreign currency translation adjustments. The carrying values of our amortized acquired intangible assets as of May 31, 2013 and November 30, 2012 are as follows (in thousands):

	May 31, 2013			November 30, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technologies	$184,496	$(126,340)	$58,156	$182,152	$(118,992)	$63,160
Maintenance agreements	83,215	(52,790)	30,425	83,762	(48,481)	35,281
Customer base	60,569	(46,117)	14,452	59,525	(43,328)	16,197
Patents/core technologies	27,726	(24,393)	3,333	28,295	(24,198)	4,097
Trademarks	12,583	(8,607)	3,976	12,777	(8,251)	4,526
Non-compete agreements	580	(580)	—	580	(580)	—
Total intangible assets	$369,169	$(258,827)	$110,342	$367,091	$(243,830)	$123,261

7.	ACCRUED RESTRUCTURING AND EXCESS FACILITIES COSTS
In order to achieve cost efficiencies and realign our resources and operations, our Board of Directors approved a restructuring plan initiated by management in fiscal year 2011. The following is a summary of activities in accrued restructuring and excess facilities costs for the six months ended May 31, 2013 under this plan (in thousands):

	Accrued Facilities Restructuring	Accrued Severance and Other	Total
As of November 30, 2012	$1,331	$205	$1,536
Restructuring adjustment	190	(205)	(15)
Cash utilized	(529)	—	(529)
As of May 31, 2013	$992	$—	$992

The remaining accrued excess facilities costs represent the estimated loss on abandoned excess facilities, net of estimated sublease income, which is expected to be paid over the next two years.

8.	DEBT AND CREDIT FACILITIES
Mortgage Note
In connection with the purchase of our corporate headquarters in June 2003, we recorded a $54.0 million mortgage note to a financial institution collateralized by the commercial real property acquired. The mortgage note carried a 20-year amortization and a fixed annual interest rate of 5.50%. In May 2013, we repaid the outstanding balance of $34.7 million in full. The balance on the mortgage note was $35.7 million as of November 30, 2012.

TIBCO SOFTWARE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

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
As of the end of the first fiscal quarter of 2013, we were required to maintain a minimum consolidated interest coverage ratio of 3.5:1.0 and a maximum consolidated leverage ratio of 3.25:1.00 in addition to other customary affirmative and negative covenants. The maximum consolidated leverage ratio decreased to 3.00:1.00 at the beginning of the second fiscal quarter of our fiscal year 2013 and will decrease to 2.75:1.00 at the beginning of the second fiscal quarter of our fiscal year 2014. As of May 31, 2013, we were in compliance with all covenants under the 2011 Credit Facility and we had no outstanding borrowings under the 2011 Credit Facility.
Line of Credit
We have a $10.0 million revolving line of credit (the “Line of Credit”) that matures in June 2014. The Line of Credit was amended in June 2013 to lower the total available credit amount from $20.0 million. The Line of Credit is available for cash borrowings and for the issuance of letters of credit up to $10.0 million. The Line of Credit contains financial covenants substantially identical to those of the 2011 Credit Facility, as well as other customary affirmative and negative covenants. As of May 31, 2013, we were in compliance with all covenants under the Line of Credit.
In connection with the mortgage note, we had entered into an irrevocable letter of credit in the amount of $13.0 million collateralized under the Line of Credit. In May 2013, this letter of credit was terminated in connection with the repayment of the mortgage note.
As of May 31, 2013, we had a total of $1.0 million outstanding with respect to letters of credit in connection with sales and lease transactions.
Guarantee Credit Line and Restricted Cash
We have a revolving guarantee credit line of approximately $15.6 million available for the issuance of bank guarantees denominated in foreign currency. Issued bank guarantees were approximately $13.3 million and $12.5 million as of May 31, 2013 and November 30, 2012, respectively, and were collateralized by pledging the equivalent amount under restricted cash as required under our guarantee credit line. Various other contractual commitments also require us to pledge cash as security and record this cash under restricted cash. As of May 31, 2013 and November 30, 2012, we had restricted cash of $15.3 million and $14.6 million, respectively, which is included in Other Assets on our Condensed Consolidated Balance Sheets.

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
We used approximately $121.0 million of the net proceeds from the offering to repurchase 3.6 million shares of our common stock concurrently with the offering of the Notes in April 2012.
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
As of May 31, 2013, the carrying value of the Notes was $532.1 million, which consisted of $600.0 million outstanding principal amount net of $67.9 million unamortized debt discount.
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
For the second quarter ended May 31, 2013, we recognized interest expense of $7.9 million related to the Notes, comprised of $3.4 million for the contractual coupon interest, $3.9 million related to the amortization of debt discount and $0.7 million related to the amortization of deferred debt issuance costs.
The Notes are carried at face value less any unamortized debt discount and also require disclosure of an estimate of fair value (Level 2 of the three-tier value hierarchy). The fair value of the Notes at each balance sheet date is determined based on

TIBCO SOFTWARE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

recent quoted market prices or dealer quotes for the Notes, if available. Otherwise, the fair value is determined using cash-flow models of the scheduled payments discounted at market interest rates for comparable debt without the conversion feature. As of May 31, 2013, the estimated fair value of the Notes was approximately $597.0 million.

10.	COMMITMENTS AND CONTINGENCIES
Prepaid Land Lease
In June 2003, we entered into a 51-year lease of the land upon which our corporate headquarters is located. The lease was paid in advance for a total of $28.0 million, subject to potential adjustments every ten years based upon changes in market condition. This prepaid land lease is being amortized using the straight-line method over the life of the lease.
Commitments
At various locations worldwide, we lease office space and equipment under non-cancelable operating leases with various expiration dates through March 2032. Rental expense was $3.9 million and $3.4 million for the three months ended May 31, 2013 and 2012, respectively, and $8.1 million and $7.2 million for the six months ended May 31, 2013 and 2012, respectively.
As of May 31, 2013, contractual commitments associated with indebtedness, lease obligations and restructuring were as follows (in thousands):

	Total	Remainder of 2013	2014	2015	2016	2017	Thereafter
Commitments:
Debt principal	$600,000	$—	$—	$—	$—	$600,000	$—
Debt interest	54,000	6,750	13,500	13,500	13,500	6,750	—
Operating leases (1)	49,398	5,150	12,078	8,993	7,853	5,964	9,360
Total commitments	$703,398	$11,900	$25,578	$22,493	$21,353	$612,714	$9,360

(1)	Operating leases included future minimum rent payments, net of estimated sublease income, for facilities that we have vacated pursuant to our restructuring activities, as discussed in Note 7.
Future minimum lease payments under restructured non-cancelable operating leases are included in Accrued Restructuring Costs on our Condensed Consolidated Balance Sheets.
The above commitment table does not include approximately $31.7 million of long-term uncertain income tax liabilities due to the fact that we are unable to reasonably estimate the timing of these potential future payments.
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

From time to time, we are involved in or subject to legal, administrative and regulatory proceedings, claims, demands and investigations arising in the ordinary course of business, including direct claims brought by or against us with respect to intellectual property, contracts, employment and other matters, as well as claims brought against our customers for whom we have a contractual indemnification obligation. We accrue for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Significant judgment is required in both the determination of probability and the determination as to whether a loss is reasonably estimable. After we determine the probability of a loss and whether that loss is reasonably estimable, we then analyze whether the litigation, based on that determination, could have a material and adverse effect on our financial statements, taken as a whole and including our statement of cash flows. The accruals or estimates, if any, resulting from the foregoing analysis, are reviewed at least quarterly and adjusted to reflect the impact of negotiations, settlements, rulings, advice

TIBCO SOFTWARE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

of legal counsel and other information and events pertaining to a particular matter. To the extent there is a reasonable possibility that the losses could exceed the amounts already accrued, we will, as applicable, adjust the accrual in the period the determination is made, disclose an estimate of the additional loss or range of loss, indicate that the estimate is immaterial with respect to our financial statements as a whole or, if the amount of such adjustment cannot be reasonably estimated, disclose that an estimate cannot be made.

JuxtaComm v. TIBCO, et al.
 On January 21, 2010, JuxtaComm-Texas Software, LLC ("JuxtaComm") filed a complaint for patent infringement against us and other defendants in the United States District Court for the Eastern District of Texas, Case No. 6:10-CV-00011-LED. On April 22, 2010, JuxtaComm filed an amended complaint in which it alleges that certain TIBCO offerings, including TIBCO ActiveMatrix Business Works™, TIBCO iProcess™ Suite, TIBCO Business Studio™ and TIBCO ActiveMatrix® Service Bus infringe U.S. Patent No. 6,195,662 ("’662 patent"). JuxtaComm seeks injunctive relief and unspecified damages. On May 6, 2010, we filed an answer and counterclaims in which we denied JuxtaComm's claims and asserted counterclaims for declaratory relief that the asserted patent is invalid and not infringed.
On May 12, 2011, the U.S. Patent & Trademark Office ("PTO") issued a Final Office Action rejecting all asserted claims of the ’662 patent in a separate re-examination proceeding before the PTO. On September 9, 2011, JuxtaComm filed a Notice of Appeal to the Board of Patent Appeals and Interferences ("BPAI"), challenging the Final Office Action. On January 31, 2013, the BPAI reversed the PTO's rejection of the asserted claims.

 On May 15, 2012, the Court in the Eastern District of Texas granted the defendants' motion for summary judgment on invalidity of the asserted claims. On May 16, 2012, the Court issued an order staying all deadlines and vacating the trial date in light of the Court's grant of summary judgment of invalidity. On July 6, 2012, the Court issued its order granting summary judgment. On September 19, 2012, the Court issued an order of final judgment against JuxtaComm and taxed the defendants' costs of court against JuxtaComm. JuxtaComm filed a notice of appeal on September 28, 2012, and JuxtaComm's appeal is currently pending with the United States Court of Appeals for the Federal Circuit, JuxtaComm-Texas Software, LLC v. TIBCO Software Inc., et al., No. 2013-1004, -1025.

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

TIBCO SOFTWARE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Vasudevan Software, Inc. v. TIBCO, et al.

On December 23, 2011, Vasudevan Software, Inc. ("Vasudevan") filed a complaint for patent infringement against us and Spotfire Inc. in the United States District Court for the Northern District of California, Case No. 3:11-cv-06638-RS. The complaint alleges that TIBCO directly, indirectly, and willfully infringes U.S. Patent No. 7,167,864 B1 based on "Spotfire Analytics and other products." Vasudevan further alleges in its infringement contentions that the accused products "include at least the TIBCO Spotfire Platform (e.g., TIBCO Spotfire Professional, TIBCO Spotfire Server, TIBCO Spotfire Web Player, TIBCO Spotfire Enterprise Player, TIBCO Spotfire for the Apple iPad, TIBCO Spotfire Application Data Services, TIBCO Spotfire Developer, TIBCO Spotfire Metrics, TIBCO Spotfire Network Analytics, TIBCO Spotfire Operations Analytics Bundle, and TIBCO Silver Spotfire) at least versions 4.0 to 2.1, as well as any TIBCO products and services that utilize the TIBCO Spotfire Platform." Vasudevan amended its complaint on March 6, 2012, but continues to accuse the same products of infringement. On May 18, 2012, the Court granted our motion to dismiss Vasudevan's indirect and willful infringement claims. Vasudevan filed a second amended complaint on July 24, 2012, adding a claim for inducement of infringement for alleged acts of indirect infringement occurring after the filing of the original complaint. On September 19, 2012, the Court issued a claim construction order. Fact discovery closed on February 15, 2013. Expert discovery closed on June 7, 2013.

On May 30, 2013, the Court heard oral argument regarding our motion for summary judgment of invalidity of U.S. Patent No. 7,167,864 for lack of written description and enablement. The Court scheduled a further hearing on August 28, 2013 for any additional summary judgment or pretrial motions filed by July 18, 2013.

Vasudevan seeks injunctive relief and damages in the amount of a "royalty rate of 8% [applied] to the software license, maintenance, and services revenue generated by us (and Spotfire) from U.S. sales of the accused products since January 23, 2007." A jury trial is scheduled to begin January 27, 2014.

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
Stock-based compensation cost for the three months ended May 31, 2013 and 2012 was $14.9 million and $14.4 million, respectively. Stock-based compensation cost for the six months ended May 31, 2013 and 2012 was $31.3 million and $29.7 million, respectively. The deferred tax benefit from stock-based compensation expenses for the three months ended May 31, 2013 and 2012 was $4.3 million and $4.8 million, respectively. The deferred tax benefit from stock-based compensation expenses for the six months ended May 31, 2013 and 2012 was $9.4 million and $9.9 million, respectively.
The following table summarizes additional information pertaining to our stock-based compensation from stock options and stock awards which are comprised of restricted stock, restricted stock units and performance-based restricted stock units (in thousands, except grant-date fair value and recognition period):

	Three Months Ended May 31,		Six Months Ended May 31,
	2013	2012	2013	2012
Stock options:
Weighted-average grant-date fair value	$7.73	$11.60	$7.73	$9.83
Options granted	18	1	18	173
Options exercised	(524)	(629)	(988)	(1,673)
Total intrinsic value of stock options exercised	$6,798	$14,605	$14,054	$31,864
Total unrecognized compensation expense at period-end	$9,080	$22,927	$9,080	$22,927
Weighted-average remaining recognition period at period-end	1.8 years	2.4 years	1.8 years	2.4 years
Stock awards:
Weighted-average grant-date fair value	$21.86	$32.37	$22.17	$29.99
Stock awards granted	1,428	179	2,747	964
Stock awards vested	(917)	(1,241)	(1,474)	(1,688)
Total unrecognized compensation expense at period-end	$116,882	$85,540	$116,882	$84,540
Weighted-average remaining recognition period at period-end	2.1 years	2.0 years	2.1 years	2.0 years

13.	PROVISION FOR INCOME TAXES
The effective tax rate was 26% and 21% for the three months ended May 31, 2013 and 2012, respectively, and 14% and 18% for the six months ended May 31, 2013 and 2012, respectively.
In the three months ended May 31, 2013, we recognized a discrete provision of $1.8 million related to estimated withholding taxes in jurisdictions where we do not expect to benefit from a foreign tax credit. We recognize the withholding taxes as discrete items because of the high variability of withholding tax rates by country and the difficulty in forecasting the exact country of future revenue.
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
The provision for the six month periods ended May 31, 2013 and 2012 reflects a forecasted annual tax rate of 14% and 16%, respectively, offset by discrete items which are booked in the period they occur. The forecasted tax rate reflects the benefits resulting from the reorganization of certain foreign entities, lower foreign taxes, domestic manufacturing incentives, and federal and state research and development credits (federal research and development credit retroactively reinstated to January 1, 2012), partially offset by the impact of certain stock compensation charges and state income taxes.
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
We expect to use the single sales factor apportionment for California state taxation, which is expected to lower our future taxable state income. This reduction in taxable income may affect the extent to which we can benefit from $13.5 million (net of reserve for uncertain tax positions) research and development credit carryforwards and $6.2 million net operating loss carryforwards. If we determine that it is more likely than not that we will not be able to fully utilize these carryforwards, we will recognize a valuation allowance against the related deferred tax assets.
During the three months ended May 31, 2013, the amount of gross unrecognized tax benefits increased by approximately $3.6 million primarily due to current period exposures. The total amount of gross unrecognized tax benefits was $61.2 million as of May 31, 2013, of which $43.7 million would benefit tax expense if realized. We elected to include interest expense and penalties accrued on unrecognized tax benefits as a component of our income tax expense. We do not expect any significant changes to the amount of unrecognized tax benefit within the next twelve months.

TIBCO SOFTWARE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

14.	NET INCOME PER SHARE
The following table sets forth the computation of basic and diluted net income per share for the periods indicated (in thousands, except per share data):

	Three Months Ended May 31,		Six Months Ended May 31,
	2013	2012	2013	2012
Net income attributable to TIBCO Software Inc.	$8,715	$26,492	$18,220	$47,133
Weighted-average shares of common stock used to compute basic net income per share	160,877	160,437	161,199	160,949
Effect of dilutive common stock equivalents:
Stock options	4,709	7,140	4,911	7,224
Stock awards	1,921	1,879	2,203	1,989
Employee stock purchase program	—	21	7	11
Weighted-average shares of common stock used to compute diluted net income per share	167,507	169,477	168,320	170,173
Net income per share attributable to TIBCO Software Inc.:
Basic	$0.05	$0.17	$0.11	$0.29
Diluted	$0.05	$0.16	$0.11	$0.28

The following potential common stock equivalents are not included in the diluted net income per share calculation above because their effect was anti-dilutive for the periods indicated (in thousands):

	Three Months Ended May 31,		Six Months Ended May 31,
	2013	2012	2013	2012
Stock options	1,762	1,612	1,815	1,762
Stock awards	556	17	1,123	20
Convertible senior notes	11,865	5,346	11,865	2,615
Total anti-diluted common stock equivalents	14,183	6,975	14,803	4,397
Anti-dilutive potential common stock equivalents for the three and six months ended May 31, 2013 include the 11.9 million shares that could be issued under the Notes if we experience substantial increases in our common stock price. Under the treasury stock method, the Notes will generally have a dilutive impact on net income per share if our average stock price for the period exceeds the conversion price for the Notes. On conversion of a Note, however, we will deliver cash in an amount generally equal to the lesser of the conversion value and the principal amount of each Note and, only for any conversion value greater than the principal amount, we will deliver shares of common stock.

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
Our revenue, organized by the following geographic regions: (i) Americas; (ii) EMEA; and (iii) APJ, based on the location at which each sale originates, is summarized as follows (in thousands):

TIBCO SOFTWARE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

	Three Months Ended May 31,		Six Months Ended May 31,
	2013	2012	2013	2012
Americas:
United States	$130,450	$121,588	$248,104	$229,192
Other Americas	12,180	9,860	21,941	19,386
Total Americas	142,630	131,448	270,045	248,578
EMEA:
United Kingdom	18,095	21,929	40,083	46,333
Other EMEA	59,429	62,589	122,865	127,062
Total EMEA	77,524	84,518	162,948	173,395
APJ	25,692	31,397	50,643	51,092
	$245,846	$247,363	$483,636	$473,065

Our property and equipment by major country are summarized as follows (in thousands):

	May 31, 2013	November 30, 2012
Property and equipment, net:
United States	$82,292	$83,516
United Kingdom	1,014	1,191
Other	12,653	13,767
	$95,959	$98,474

16.	STOCK REPURCHASE PROGRAMS
On April 26, 2013, we announced that our Board of Directors approved a stock repurchase program pursuant to which we may repurchase up to $300.0 million of our outstanding common stock from time to time in the open market or through privately negotiated transactions. In connection with the approval of this program, our Board of Directors also terminated our previous $300.0 million stock repurchase program from March 2012, and the remaining authorized amount of $75.8 million under the March 2012 stock repurchase program was canceled.
During the six months ended May 31, 2013, we repurchased 4.0 million shares for $81.2 million under the stock repurchase program.
In connection with the repurchase activities during the six months ended May 31, 2013, we classified $59.2 million of the excess purchase price over the par value of our common stock to retained earnings.

17.	SUBSEQUENT EVENT
Acquisition of StreamBase Systems, Inc.
On June 3, 2013, we acquired StreamBase Systems, Inc. ("StreamBase"), a private company based in Massachusetts and incorporated in the State of Delaware. StreamBase is a provider of high performance event processing and real-time analytics software. We paid approximately $52 million to acquire all of the outstanding shares of capital stock of StreamBase. We have also incurred transaction costs associated with the acquisition. As a result of the acquisition, TIBCO assumed all facility leases, certain liabilities and commitments of StreamBase. Management is currently evaluating the purchase price allocation for this transaction.
2013 Restructuring Plan
In order to achieve cost efficiencies and realign our resources and operations, our Board of Directors approved a restructuring plan initiated by management in June 2013. The restructuring charges were primarily intended to increase efficiencies and reduce redundancies, including those arising from recent acquisitions. The total restructuring costs associated with the 2013 restructuring plan are estimated to approximate $8 million to $10 million and will be presented as restructuring charges in our Condensed Consolidated Statements of Operations for the fiscal quarter ending August 31, 2013. Changes in estimates, if any, will be reflected in our future results of operations. We expect to fulfill our obligations associated with this restructuring no later than 2014.

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
Our revenue consists primarily of license and maintenance fees from our customers, distributors and partners (including system integrators, resellers, professional service organizations and business partners) who embed our software in their products. In addition, we receive fees from our customers for providing consulting services. Our revenue is generally derived from a diverse customer base. No single customer represented greater than 10% of our total revenue for the first six months of fiscal year 2013. As of May 31, 2013, no single customer had a balance in excess of 10% of our net accounts receivable.
For the second quarter of fiscal year 2013, we recorded total revenue of $245.8 million, a decrease of 1% from the second quarter of fiscal year 2012. License revenue was $82.3 million, a decrease of 11% from the second quarter of fiscal year 2012. In addition, we generated cash flow from operations of $24.9 million in the second quarter of fiscal year 2013. Diluted earnings per share under generally accepted accounting principles in the United States of America (“GAAP”) was $0.05 in the second quarter of fiscal year 2013 as compared to $0.16 for the second quarter of fiscal year 2012. We ended the quarter with $726.6 million in cash, cash equivalents and short-term investments.
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
Results of Operations
For purposes of presentation, we have indicated the second quarter of fiscal years 2013 and 2012 as ended on May 31, 2013 and May 31, 2012, respectively; whereas in fact, the second quarter of fiscal years 2013 and 2012 actually ended on June 2, 2013 and June 3, 2012, respectively. There were 91 days in the second quarter of both fiscal years 2013 and 2012. All amounts presented in the tables in the following sections of our Results of Operations are stated in thousands of dollars, except for percentages and unless otherwise stated.
The following table sets forth the components of our Results of Operations as percentages of total revenue for the periods indicated:

	Three Months Ended May 31,		Six Months Ended May 31,
	2013	2012	2013	2012
Revenue:
License	33%	37%	33%	37%
Service and maintenance	67	63	67	63
Total revenue	100	100	100	100
Cost of revenue:
License	5	4	5	4
Service and maintenance	25	24	26	25
Total cost of revenue	30	28	31	29
Gross profit	70	72	69	71
Operating expenses:
Research and development	17	16	17	16
Sales and marketing	35	32	34	33
General and administrative	7	7	8	7
Amortization of acquired intangible assets	2	2	2	2
Acquisition related and other	—	—	—	—
Restructuring adjustment	—	—	—	—
Total operating expenses	61	57	61	58
Income from operations	9	15	8	13
Interest income	—	—	—	—
Interest expense	(4)	(2)	(4)	(1)
Other income (expense), net	—	—	—	—
Income before provision for income taxes and noncontrolling interest	5	13	4	12
Provision for (benefit from) income taxes	1	2	1	2
Net income	4	11	3	10
Less: Net income (loss) attributable to noncontrolling interest	—	—	—	—
Net income attributable to TIBCO Software Inc.	4%	11%	3%	10%

Our Results of Operations include incremental revenue and costs related to the acquisitions of Maporama and LogLogic. In connection with this acquisition, we have incurred additional expenses, including amortization of intangible assets and acquired technology; stock-based compensation; personnel and related costs; facility and infrastructure costs; and other charges.

Total Revenue
Our total revenue consisted primarily of license, service and maintenance fees from our customers, distributors and partners.

	Three Months Ended May 31,			Six Months Ended May 31,
	2013	2012	Change	2013	2012	Change
Total revenue	$245,846	$247,363	(1)%	$483,636	$473,065	2%

Total revenue in the second quarter of fiscal year 2013 decreased by $1.5 million, or 1%, compared to the same quarter last year. The decrease was primarily comprised of a $10.3 million, or 11%, decrease in license revenue, partially offset by a $8.8 million, or 6%, increase in service and maintenance revenue. Total revenue for the six months ended May 31, 2013 increased by $10.6 million or 2%, compared to the same period last year.
For the six months ended May 31, 2013, we experienced an increase in total revenue in Americas and a decrease in total revenue in each of Asia Pacific and Japan ("APJ") and Europe, the Middle East and Africa ("EMEA") compared to the same period last year. See Note 15 to our Condensed Consolidated Financial Statements for total revenue by region. The percentages of total revenue from the geographic regions are summarized as follows:

	Three Months Ended May 31,		Six Months Ended May 31,
	2013	2012	2013	2012
Americas	58%	53%	56%	52%
EMEA	32%	34%	34%	37%
APJ	10%	13%	10%	11%
	100%	100%	100%	100%

License Revenue

	Three Months Ended May 31,			Six Months Ended May 31,
	2013	2012	Change	2013	2012	Change
License revenue	$82,266	$92,581	(11)%	$160,529	$174,896	(8)%
Percentage of total revenue	33%	37%		33%	37%

Our license revenue for the three and six months ended May 31, 2013 and 2012 was derived from the following three product lines: service oriented architecture (“SOA”) and core infrastructure; business optimization; and process automation and collaboration. The percentages of license revenue from the three product lines are summarized as follows:

	Three Months Ended May 31,		Six Months Ended May 31,
	2013	2012	2013	2012
SOA and core infrastructure	51%	55%	48%	56%
Business optimization	40%	31%	43%	32%
Process automation and collaboration	9%	14%	9%	12%
	100%	100%	100%	100%

Our license revenue in a particular period is dependent upon the timing, number and size of our license deals. Selected data about our license deals recognized for the respective periods is summarized as follows:

	Three Months Ended May 31,		Six Months Ended May 31,
	2013	2012	2013	2012
Number of license deals of $1.0 million or more	12	20	24	40
Number of license deals of $0.1 million or more	147	137	251	239
Average size of license deals of $0.1 million or more (in millions)	$0.5	$0.6	$0.6	$0.7

Cost of License Revenue

	Three Months Ended May 31,			Six Months Ended May 31,
	2013	2012	Change	2013	2012	Change
Cost of license revenue	$11,108	$9,401	18%	$22,369	$18,441	21%
Percentage of total revenue	5%	4%		5%	4%
Percentage of license revenue	14%	10%		14%	11%

Cost of license revenue mainly consisted of amortization of developed technology acquired through acquisitions and royalty costs. Cost of license revenue in the second quarter of fiscal year 2013 increased by $1.7 million, or 18%, compared to the same quarter last year. Cost of license revenue for the six months ended May 31, 2013 increased by $3.9 million, or 21%, compared to the same period last year. The increases were primarily due to higher royalty and amortization costs.
Service and Maintenance Revenue and Cost

	Three Months Ended May 31,			Six Months Ended May 31,
	2013	2012	Change	2013	2012	Change
Service and maintenance revenue	$163,580	$154,782	6%	$323,107	$298,169	8%
Percentage of total revenue	67%	63%		67%	63%
Cost of service and maintenance revenue	$62,863	$59,486	6%	$125,239	$116,536	7%
Percentage of total revenue	25%	24%		26%	25%
Percentage of service and maintenance revenue	38%	38%		39%	39%

Service and maintenance revenue in the second quarter of fiscal year 2013 increased by $8.8 million, or 6%, compared to the same quarter last year. Service and maintenance revenue for the six months ended May 31, 2013 increased by $24.9 million, or 8%, compared to the same period last year. Maintenance revenue was 62% and professional services and training revenue was 38% of total service and maintenance revenue for the three and six months ended May 31, 2013. The increase for the three and six months ended May 31, 2013 was primarily due to continued growth in our installed software base and an increase in both the number and size of consulting engagements, reflecting our increased focus on providing more services to our customers.
Cost of service and maintenance consisted primarily of compensation for professional services, customer support personnel and third-party contractors and associated expenses related to providing consulting services.
Cost of service and maintenance in the second quarter of fiscal year 2013 increased by $3.4 million, or 6%, compared to the same quarter last year. The increase was primarily due to a $2.5 million increase in employee-related expenses from higher headcount. Cost of service and maintenance for the six months ended May 31, 2013 increased by $8.7 million, or 7%, compared to the same period last year. The increase was primarily due to a $7.3 million increase in employee-related expenses from higher headcount.

Research and Development Expenses
Research and development expenses consisted primarily of employee-related expenses, including salary, bonus, benefits, stock-based compensation expenses, recruiting expense and office support, third-party contractor fees and related costs associated with the development and enhancement of our products.

	Three Months Ended May 31,			Six Months Ended May 31,
	2013	2012	Change	2013	2012	Change
Research and development expenses	$42,575	$38,605	10%	$84,200	$75,926	11%
Percentage of total revenue	17%	16%		17%	16%

Research and development expenses in the second quarter of fiscal year 2013 increased by $4.0 million, or 10%, compared to the same quarter last year, primarily due to $2.4 million in employee-related expenses and $1.2 million in subcontractor costs from an expansion of operations. Research and development expenses for the six months ended May 31, 2013 increased by $8.3 million, or 11%, compared to the same period last year primarily due to $4.0 million in subcontractor costs and $3.7 million in employee-related expenses from an expansion of operations.
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

	Three Months Ended May 31,			Six Months Ended May 31,
	2013	2012	Change	2013	2012	Change
Sales and marketing expenses	$85,224	$78,923	8%	$165,313	$154,641	7%
Percentage of total revenue	35%	32%		34%	33%

Sales and marketing expenses in the second quarter of fiscal year 2013 increased by $6.3 million, or 8%, compared to the same quarter last year, primarily due to $4.4 million in employee-related expenses from higher headcount and higher marketing program costs. Sales and marketing expenses for the six months ended May 31, 2013 increased by $10.7 million, or 7%, compared to the same period last year primarily due to $8.6 million in employee-related expenses and higher marketing program costs.
The increase in employee-related expenses compared to last year was primarily due to an increase in headcount. The increase in marketing and facility expenses was due to the expansion of sales and marketing.
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

	Three Months Ended May 31,			Six Months Ended May 31,
	2013	2012	Change	2013	2012	Change
General and administrative expenses	$17,924	$17,407	3%	$36,849	$35,002	5%
Percentage of total revenue	7%	7%		8%	7%

General and administrative expenses in the second quarter of fiscal year 2013 increased by $0.5 million, or 3%, compared to the same quarter last year. General and administrative expenses for the six months ended May 31, 2013 increased by $1.8 million, or 5%, compared to the same period last year. The increase was primarily due to a $1.2 million increase in fees and charges.

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

	Three Months Ended May 31,			Six Months Ended May 31,
	2013	2012	Change	2013	2012	Change
Amortization of acquired intangible assets:
In cost of revenue	$4,246	$3,899		$8,343	$7,164
In operating expenses	4,713	5,653		9,034	10,201
Total amortization	$8,959	$9,552	(6)%	$17,377	$17,365	—%
Percentage of total revenue	4%	4%		4%	4%

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

	Three Months Ended May 31,			Six Months Ended May 31,
	2013	2012	Change	2013	2012	Change
Acquisition related and other expenses:
Transitional and other employee related costs	$26	$—		$26	$—
Professional services fees and other	542	929		$869	$1,325
Total	$568	$929	(39)%	$895	$1,325	(32)%
Percentage of total revenue	—%	—%		—%	—%

Restructuring Adjustment

	Three Months Ended May 31,			Six Months Ended May 31,
	2013	2012	Change	2013	2012	Change
Restructuring adjustment	$(22)	$(400)	(95)%	$(15)	$(519)	(97)%
As percent of total revenue	—%	—%		—%	—%

Stock-Based Compensation Cost
Stock-based compensation cost is included in our Condensed Consolidated Statements of Operations corresponding to the same functional lines as cash compensation paid to the same employees in the respective departments as follows:

	Three Months Ended May 31,			Six Months Ended May 31,
	2013	2012	Change	2013	2012	Change
Stock-based compensation costs:
Cost of revenue	$1,869	$1,116		$3,472	$2,397
Research and development	4,122	3,353		8,118	7,359
Sales and marketing	4,422	4,694		9,661	9,986
General and administrative	4,530	5,231		10,084	9,976
Total	$14,943	$14,394	4%	$31,335	$29,718	5%
Percentage of total revenue	6%	6%		6%	6%

Total stock-based compensation costs in the second quarter of fiscal year 2013 increased by $0.5 million, or 4%, compared to the same quarter last year primarily due to a $3.4 million increase in stock-based compensation costs related to service based-stock awards, which was partially offset by a $2.1 million decrease in stock-based compensation costs related to performance-based restricted stock units ("PRSUs") and a $0.7 million decrease in stock-based compensation costs related to stock options.

Total stock-based compensation costs for the six months ended May 31, 2013 increased by $1.6 million, or 5%, compared to the same period last year. The increase was primarily due to a $5.0 million increase in stock-based compensation costs related to service-based stock awards, which was partially offset by a $2.0 million decrease in stock-based compensation costs related to PRSUs and a $1.5 million decrease in stock-based compensation costs related to stock options.
Interest Income

	Three Months Ended May 31,			Six Months Ended May 31,
	2013	2012	Change	2013	2012	Change
Interest income	$225	$221	2%	$423	$476	(11)%
Percentage of total revenue	—%	—%		—%	—%

Interest Expense

	Three Months Ended May 31,			Six Months Ended May 31,
	2013	2012	Change	2013	2012	Change
Interest expense	$(8,663)	$(4,395)	97%	$(17,445)	$(5,860)	198%
Percentage of total revenue	4%	2%		4%	1%

Interest expense is primarily related to the outstanding borrowings under our convertible senior notes, mortgage note and credit facility.
Interest expense increased in the second quarter of fiscal year 2013 compared to the same quarter last year by $4.3 million, or 97%, and interest expense for the six months ended May 31, 2013 increased by $11.6 million or 198%, due to the issuance of the convertible senior notes in the second quarter of fiscal year 2012. See Note 8 and Note 9 to our Condensed Consolidated Financial Statements for further detail on the credit facility, mortgage note and the convertible senior notes.

Other Income (Expense), Net
Other income (expense) included foreign exchange gains and losses, realized gains and losses on investments, and other miscellaneous income and expense items.

	Three Months Ended May 31,			Six Months Ended May 31,
	2013	2012	Change	2013	2012	Change
Other income (expense), net:
Foreign exchange gain (loss)	$(870)	$566		$(1,713)	$1,104
Realized gain (loss) on investments	296	3		293	425
Other income (expense)	5	3		9	19
Total other income (expense), net	$(569)	$572	(199)%	$(1,411)	$1,548	(191)%
Percentage of total revenue	—%	—%		—%	—%

Other income (expense) decreased in the second quarter of fiscal year 2013 compared to the same quarter last year by $1.1 million primarily due to a $1.4 million difference in foreign exchange losses. Other income (expense) for the six months ended May 31, 2013 decreased by $3.0 million compared to the same period last year primarily due to a $2.8 million difference in foreign exchange losses.
Provision for Income Taxes

	Three Months Ended May 31,			Six Months Ended May 31,
	2013	2012	Change	2013	2012	Change
Provision for (benefit from) income taxes	$3,100	$7,200	(57)%	$3,000	$10,500	(71)%
Effective tax rate	26%	21%		14%	18%

In the three months ended May 31, 2013, we recognized a discrete provision of $1.8 million related to estimated withholding taxes in jurisdictions where we do not expect to benefit from a foreign tax credit. We recognize the withholding taxes as discrete items because of the high variability of withholding tax rates by country and the difficulty in forecasting the exact country of future revenue.
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
The tax expense for the six month periods ended May 31, 2013 and 2012 reflects a forecasted tax rate of 14% and 16%, respectively, offset by discrete items which are recognized in the period they are incurred. The forecasted tax rate reflects the benefits resulting from the reorganization of certain foreign entities, lower foreign taxes, domestic manufacturing incentives, and research and development credits (federal research and development credit retroactively reinstated to January 1, 2012), partially offset by the impact of certain stock compensation charges and state income taxes.
We expect to use the single sales factor apportionment for California state taxation, which is expected to lower our future taxable state income. This reduction in taxable income may affect the extent to which we can benefit from $13.5 million (net of reserve for uncertain tax positions) research and development credit carryforwards and $6.2 million net operating loss carryforwards. If we determine that it is more likely than not that we will not be able to fully utilize these carryforwards, we will recognize a valuation allowance against the related deferred tax assets.

During the second quarter of fiscal year 2013, the amount of gross unrecognized tax benefits increased by approximately $3.6 million primarily due to current period exposures. The total amount of gross unrecognized tax benefits was $61.2 million as of May 31, 2013, of which $43.7 million would benefit tax expense if realized. We elected to include interest expense and penalties accrued on unrecognized tax benefits as a component of our income tax expense. The change in accrued interest and penalties during the second quarter of fiscal year 2013 was not material. We do not expect any significant changes to the amount of unrecognized tax benefit within the next twelve months. Recent statements from the Internal Revenue Service have indicated their intent to seek greater disclosure by companies of their reserves for uncertain tax positions.

Liquidity and Capital Resources
Liquidity
As of May 31, 2013, we had cash and cash equivalents totaling $662.8 million, representing a decrease of $64.5 million from November 30, 2012. As of May 31, 2013, $281.7 million of our cash and cash equivalents were held by our foreign subsidiaries in our foreign operations. Our current intention is to permanently reinvest the majority of our earnings from foreign operations. Our current plans do not anticipate a need to repatriate cash to fund our domestic operations. In the event cash from foreign operations in our foreign operations is needed to fund operations in the U.S., we would be subject to additional income taxes in the United States reduced by any foreign taxes paid on these earnings. Determination of the amount of unrecognized deferred tax liability related to these earnings is not practicable at this time.
Net cash provided by operating activities in the six months ended May 31, 2013 was $88.1 million, resulting from net income of $18.3 million, $49.6 million in non-cash charges and $20.1 million net change in assets and liabilities. The non-cash charges primarily included depreciation and amortization, stock-based compensation and tax benefits related to stock benefit plans, less deferred income tax and excess tax benefits from stock-based compensation which are recorded in financing activities. Net change in assets and liabilities for the first six months of fiscal year 2013 consisted primarily of a decrease in accounts receivable, partially offset by a decrease in accrued liabilities, restructuring costs and deferred revenue.
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
Net cash used in investing activities was $39.8 million for the six months ended May 31, 2013, resulting primarily from $29.4 million in net purchases of short-term investments, $5.8 million in capital expenditures and $4.3 million for acquisitions, net of adjustments.
Net cash used in financing activities was $110.4 million for the six months ended May 31, 2013, resulting primarily from $81.2 million of repurchases of shares of our common stock, $35.7 million payment of debt and $9.9 million in withholding taxes related to restricted stock net share settlement, which were partially offset by proceeds of $9.3 million from the exercise of stock options and the sale of our common stock under our employee stock purchase program and $7.1 million in excess tax benefits from stock-based compensation.
On April 26, 2013, we announced that our Board of Directors approved a stock repurchase program pursuant to which we may repurchase up to $300.0 million of our outstanding common stock from time to time in the open market or through privately negotiated transactions. In connection with the approval of this program, our Board of Directors also terminated our previous $300.0 million stock repurchase program from March 2012, and the remaining authorized amount of $75.8 million under the March 2012 stock repurchase program was canceled.
The repurchase of shares of our common stock concurrent with the issuance of the Notes during the second quarter of fiscal year 2012 was made pursuant to the March 2012 stock repurchase program.

Convertible Senior Notes: In April 2012, we issued convertible senior notes in an aggregate principal amount of $600.0 million due May 1, 2032 with an interest rate of 2.25%.

Credit Facility: In December 2011, we and one of our subsidiaries entered into an unsecured revolving credit facility that matures on December 19, 2016 and provides for borrowings of up to $250.0 million with a variable interest rate. We have an option to request that the lenders increase the available commitments by up to an additional $100.0 million for total borrowings of up to $350.0 million. We had no borrowings outstanding under the credit facility as of May 31, 2013.

Mortgage Note: In May 2013, we repaid the outstanding balance on our mortgage note of $34.7 million in full.

Line of Credit: We have a $10.0 million revolving line of credit that matures in June 2014. We had approximately $1.0 million of irrevocable letters of credit outstanding under the line of credit as of May 31, 2013.

Guarantee Credit Line: We have a revolving guarantee credit line of approximately $15.6 million available for the issuance of bank guarantees. We had approximately $13.3 million of bank guarantees outstanding under the guarantee credit line as of May 31, 2013.
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
As of May 31, 2013, our contractual commitments associated with indebtedness, lease obligations and restructuring were as follows (in thousands):

	Total	Remainder of 2013	2014	2015	2016	2017	Thereafter
Commitments:
Debt principal	$600,000	$—	$—	$—	$—	$600,000	$—
Debt interest	54,000	6,750	13,500	13,500	13,500	6,750	—
Operating leases (1)	49,398	5,150	12,078	8,993	7,853	5,964	9,360
Total commitments	$703,398	$11,900	$25,578	$22,493	$21,353	$612,714	$9,360

(1)	Operating leases included future minimum rent payments net of estimated sublease income for facilities that we have vacated pursuant to our restructuring activities.
Future minimum lease payments under restructured non-cancelable operating leases are included in Accrued Restructuring Costs in our Condensed Consolidated Balance Sheets.
The above commitment table does not include approximately $31.7 million of long-term uncertain income tax liabilities due to the fact that we are unable to reasonably estimate the timing of these potential future payments.
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
We enter into forward contracts with financial institutions to manage our currency exposure related to net assets and liabilities denominated in foreign currencies, and these forward contracts are generally settled monthly. We do not enter into derivative financial instruments for speculative purposes. As of May 31, 2013, we had twenty five outstanding forward contracts denominated in United States dollars and four outstanding forward contract denominated in Euros that resulted in a net gain of $2.3 million.
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
Currently, we maintain our cash in current accounts or money market funds. In general, money market funds are not considered to be subject to interest rate risk because the interest paid on such funds fluctuates with the prevailing interest rate. As of May 31, 2013, our cash and cash equivalents totaled $662.8 million, of which $336.0 million was held in money market funds. As of May 31, 2013, a hypothetical 100 basis point increase in interest rates would not have a significant impact on the fair value of our investments.
Interest on borrowings under the 2011 Credit Facility is based at specified margins above either LIBOR or a base rate defined in the 2011 Credit Facility, whereas the interest rate on our Notes is fixed over its term. Our exposure to interest rate risk under the 2011 Credit Facility will depend on the extent to which we utilize such facility. As of May 31, 2013, the 2011 Credit Facility had a borrowing capacity of $250.0 million and had no outstanding borrowings. A hypothetical 100 basis point increase in the LIBOR or Prime Rate-based interest rate on the 2011 Credit Facility would result in an increase in our interest expense by $1.0 million per year for every $100.0 million borrowed. See Note 8 for a discussion of the 2011 Credit Facility.

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
As a result of the evolving nature of the markets in which we compete and the size of our customer agreements, we have difficulty accurately forecasting our revenue in any given period. In addition to the factors discussed elsewhere in this section, a number of factors may cause our revenue to fall short of our expectations, or those of stock market analysts and investors, or cause fluctuations in our operating results, including:

•	the relatively long sales cycles for many of our products;

•	the timing of our new products or product enhancements or any delays in such introductions;

•	the delay or deferral of customer implementation of our products;

•	changes in customer budgets and decision making processes that could affect both the timing and size of any transaction;

•	reduced spending in the industries that license our products;

•	our ability to improve our effectiveness of execution in our marketing and sales strategies since implementing changes to our sales organization;

•	our dependence on large deals, which, if such deals do not close, can greatly impact revenues for a particular quarter;

•	the timing, size and mix of orders from customers;

•	the deferral of license revenue to future periods due to the timing of the execution of an agreement or our ability to deliver the products;

•	changes in our business model;

•	the impact of our provision of services and customer-required contractual terms on our recognition of license revenue;

•	any unanticipated difficulty we encounter in integrating acquired businesses, products or technologies;

•	the tendency of some of our customers to wait until the end of a fiscal quarter or our fiscal year before placing an order in the hope of obtaining more favorable terms;

•	adverse economic or market conditions;

•	the amount and timing of operating costs and capital expenditures relating to the expansion of our operations and the evaluation of strategic transactions; and

•	changes in accounting rules, such as recording expenses for employee stock option grants and tax accounting, including accounting for uncertain tax positions.

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
The market for our products and services is extremely competitive and subject to rapid change. We compete with a variety of large and small providers of infrastructure, SOA, business optimization, and process automation and collaboration software, including companies such as IBM, Oracle, SAP and Software AG generally, as well as other companies with respect to only certain of the business lines in which we operate. We also face competition for certain aspects of our product and service offerings from major systems integrators, and our customers have alternatives to our proprietary software from open source software providers that provide software and intellectual property, typically without charging license fees, or from other competitors offering products through alternative business models, such as software as a service. Many of our current and potential competitors have longer operating histories, significantly greater financial, technical, product development and marketing resources, greater name recognition, and larger customer bases than we do. This may allow our present or future competitors to develop products comparable or superior to those we offer; adapt more quickly than we do to new technologies, evolving industry trends or customer requirements; execute more effectively on their marketing and sales strategies and leverage their internal relationships; and devote greater resources to the development, promotion and sale of their products than we do. For example, some of our competitors offer products outside our segment and routinely bundle these products with their infrastructure software products. Also, some of our competitors are expanding their competitive product offerings and strengthening their market position through increases in capital expenditures for internal research and development. Accordingly, we may not be able to compete effectively in our markets or against existing and future competitors, which could adversely affect our business and operating results.

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

Increases in services revenue may decrease overall margins or affect timing of revenue recognition.
We have historically realized, and may continue in the future to realize, an increasingly high percentage of our revenue from consulting services, which has a lower profit margin than license or maintenance revenue. As a result, if consulting and training services revenue increases as a percentage of total revenue, our overall profit margin may decrease, which could impact our stock price.

Additionally, our customers license our software in a number of ways, including as perpetual licenses and as hosted services. We provide hosted service offerings that are made available in a cloud deployment model, and we recognize revenue from these services ratably over the term of a subscription period. Any broad-based change in market trends or our business model and pricing policies, or any significant increase in the percentage of our business generated from such a subscription model, could cause certain revenues to be recognized over time as opposed to upfront, which could delay revenue recognition and have a negative impact on our operating results.

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

Since December 1, 2011 through the end of our second fiscal quarter of fiscal year 2013, our stock price fluctuated between a low of $18.18 and a high of $34.67. If market or industry-based fluctuations continue, our stock price could decline in the future regardless of our actual operating performance and investors could incur significant losses.

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
In April 2012, we issued $600.0 million aggregate principal amount of convertible senior notes due 2032 (the "Notes"). All of the Notes were outstanding as of May 31, 2013. The Note holders can convert the Notes, under certain circumstances, into cash in an amount generally equal to the lesser of the conversion value and the principal amount of each Note and, for any conversion value greater than the principal amount, into shares of common stock at any time before the Notes mature or we redeem or repurchase them. Upon certain dates (May 5, 2017, May 1, 2022, and May 1, 2027) or the occurrence of certain events including a change in control, the Note holders can require us to repurchase some or all of the Notes.

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
As of May 31, 2013, we held approximately $281.7 million, or 43%, of our cash and cash equivalents, outside of the United States. We use our foreign cash by reinvesting it into our foreign operations. Our current intention is to continue to reinvest the majority of our earnings from foreign operations. Our current plans do not anticipate a need to repatriate cash to fund our domestic operations. In the event cash from foreign operations is needed to fund operations in the U.S. or our foreign cash balance continues to grow such that we are unable to reinvest such cash outside of the United States, it may become increasingly likely that we would repatriate some of our foreign cash balances to the United States. In such event, we would be subject to additional income taxes in the United States.

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
Issuer Purchases of Equity Securities
The following table provides information about the repurchase of our common stock during the second quarter of fiscal year 2013 (in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1]	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
March 1, 2013 – March 31, 2013	—	$—	—	$75,788
April 1, 2013 – April 30, 2013	3,045	$19.48	3,045	$240,663
May 1, 2013 – May 31, 2013	—	$—	—	$240,663
Total	3,045	$19.48	3,045

(1)
On April 26, 2013, we announced that our Board of Directors approved a new stock repurchase program pursuant to which we may repurchase up to $300.0 million of our outstanding common stock from time to time in the open market or through privately negotiated transactions. In connection with the approval of this program, our Board of Directors also terminated our previous $300.0 million stock repurchase program from March 2012, and the remaining authorized amount of approximately $75.8 million under the March 2012 stock repurchase program was canceled.

On March 29, 2012, we announced that our Board of Directors approved a stock repurchase program pursuant to which we may repurchase up to $300.0 million of our outstanding common stock from time to time in the open market or through privately negotiated transactions. This program was terminated as described in the immediately preceding paragraph.

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

101
Interactive data files (XBRL) pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets as of May 31, 2013 and November 30, 2012, (ii) the Condensed Consolidated Statement of Operations for the three months and six months ended May 31, 2013 and 2012, (iii) the Condensed Consolidated Statements of Cash Flows for the three months and six months ended May 31, 2013 and 2012 and (iv) the Notes to Condensed Consolidated Financial Statements.*

(1)	Incorporated by reference to Exhibit 3.1 filed with the Registrant’s Registration Statement on Form 8-A, filed with the SEC on February 23, 2004.

(2)	Incorporated by reference to Exhibit 3.1 filed with the Registrant’s Current Report on Form 8-K, filed with the SEC on June 28, 2013.

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

TIBCO SOFTWARE INC.

By:	/s/ Matthew D. Langdon
Matthew D. Langdon Senior Vice President, Chief Financial Officer (Principal Financial Officer and duly authorized officer)

By:	/s/ Brent P. Hogenson
Brent P. Hogenson Vice President, Corporate Controller (Principal Accounting Officer and duly authorized officer)

Date: July 11, 2013

EXHIBIT INDEX

3.1 (1)	Amended and Restated Certificate of Incorporation of Registrant.

3.2 (2)	Amended and Restated Bylaws of Registrant.

31.1	Rule 13a-14(a) / 15d-14(a) Certification by Chief Executive Officer.

31.2	Rule 13a-14(a) / 15d-14(a) Certification by Chief Financial Officer.

32.1	Section 1350 Certification by Chief Executive Officer.

32.2	Section 1350 Certification by Chief Financial Officer.

101
Interactive data files (XBRL) pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets as of May 31, 2013 and November 30, 2012, (ii) the Condensed Consolidated Statement of Operations for the three months and six month ended May 31, 2013 and 2012, (iii) the Condensed Consolidated Statements of Cash Flows for the three months and six months ended May 31, 2013 and 2012 and (iv) the Notes to Condensed Consolidated Financial Statements.*

(1)	Incorporated by reference to Exhibit 3.1 filed with the Registrant’s Registration Statement on Form 8-A, filed with the SEC on February 23, 2004.

(2)	Incorporated by reference to Exhibit 3.1 filed with the Registrant’s Current Report on Form 8-K, filed with the SEC on June 28, 2013.

* XBRL (Extensible Business Reporting Language) information is furnished and not filed herewith, is not a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.