Form 10-Q
period 2013-09-01
TIBCO SOFTWARE INC
filed 2013-10-09
CIK 1085280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _____________________________________________________________
FORM 10-Q
 _____________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 1, 2013
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s common stock, $0.001 par value, as of October 2, 2013 was 163,050,893 shares.

TIBCO SOFTWARE INC.

TIBCO SOFTWARE INC.
PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except par value per share)

	August 31, 2013	November 30, 2012
Assets
Current assets:
Cash and cash equivalents	$666,211	$727,309
Short-term investments	57,686	34,411
Accounts receivable, net of allowances of $4,828 and $5,606	183,131	234,100
Prepaid expenses and other current assets	66,750	61,174
Total current assets	973,778	1,056,994
Property and equipment, net	95,792	98,474
Goodwill	557,809	532,290
Acquired intangible assets, net	120,499	123,261
Long-term deferred income tax assets	90,222	64,549
Other assets	75,712	71,340
Total assets	$1,913,812	$1,946,908
Liabilities and Equity
Current liabilities:
Accounts payable	$28,827	$22,809
Accrued liabilities	110,067	133,596
Accrued restructuring costs	5,314	893
Deferred revenue	253,357	263,476
Current portion of long-term debt	—	35,711
Total current liabilities	397,565	456,485
Accrued restructuring costs, less current portion	203	643
Long-term deferred revenue	26,323	25,543
Long-term deferred income tax liabilities	2,213	3,208
Long-term income tax liabilities	52,005	26,263
Other long-term liabilities	4,509	4,015
Convertible senior notes, net	536,062	524,466
Total liabilities	1,018,880	1,040,623
Commitments and contingencies (Note 10)
Equity:
Common stock, $0.001 par value; 1,200,000 shares authorized; 162,993 and 163,698 shares issued and outstanding	163	164
Additional paid-in capital	905,343	873,337
Accumulated other comprehensive income (loss)	(22,379)	(17,411)
Retained earnings	10,819	49,084
Total TIBCO Software Inc. stockholders’ equity	893,946	905,174
Noncontrolling interest	986	1,111
Total equity	894,932	906,285
Total liabilities and equity	$1,913,812	$1,946,908
See accompanying Notes to Condensed Consolidated Financial Statements

TIBCO SOFTWARE INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended August 31,		Nine Months Ended August 31,
	2013	2012	2013	2012
Revenue:
License	$105,209	$99,103	$265,738	$273,999
Service and maintenance	165,650	155,918	488,757	454,087
Total revenue	270,859	255,021	754,495	728,086
Cost of revenue:
License	12,407	11,368	34,776	29,809
Service and maintenance	65,566	60,881	190,805	177,417
Total cost of revenue	77,973	72,249	225,581	207,226
Gross profit	192,886	182,772	528,914	520,860
Operating expenses:
Research and development	43,391	39,354	127,591	115,280
Sales and marketing	84,082	76,803	249,395	231,444
General and administrative	13,697	17,906	50,546	52,908
Amortization of acquired intangible assets	4,991	4,640	14,025	14,841
Acquisition related and other	630	845	1,525	2,170
Restructuring adjustments	8,886	72	8,871	(447)
Total operating expenses	155,677	139,620	451,953	416,196
Income from operations	37,209	43,152	76,961	104,664
Interest income	249	366	672	842
Interest expense	(8,411)	(8,713)	(25,856)	(14,573)
Other income (expense), net	153	(1,306)	(1,258)	242
Income before provision for income taxes and noncontrolling interest	29,200	33,499	50,519	91,175
Provision for income taxes	7,900	7,400	10,900	17,900
Net income	21,300	26,099	39,619	73,275
Less: Net income attributable to noncontrolling interest	49	13	148	56
Net income attributable to TIBCO Software Inc.	$21,251	$26,086	$39,471	$73,219
Net income per share attributable to TIBCO Software Inc.:
Basic	$0.13	$0.16	$0.25	$0.46
Diluted	$0.13	$0.15	$0.24	$0.43
Shares used to compute net income per share attributable to TIBCO Software Inc.:
Basic	160,638	159,308	161,012	160,402
Diluted	166,999	169,165	167,879	169,836

See accompanying Notes to Condensed Consolidated Financial Statements

TIBCO SOFTWARE INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended August 31,		Nine Months Ended August 31,
	2013	2012	2013	2012
Net income	$21,300	$26,099	$39,619	$73,275
Cumulative translation adjustment	3,160	20,282	(5,337)	(1,244)
Net unrealized gain (loss) on available-for-sale securities	(22)	(9)	96	(16)
Comprehensive income	24,438	46,372	34,378	72,015
Comprehensive income attributable to noncontrolling interest	30	(41)	(125)	(23)
Comprehensive income attributable to TIBCO Software Inc.	$24,408	$46,413	$34,503	$72,038

See accompanying Notes to Condensed Consolidated Financial Statements

TIBCO SOFTWARE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended August 31,
	2013	2012
Operating activities:
Net income	$39,619	$73,275
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	11,616	10,992
Amortization of acquired intangible assets	26,965	26,719
Amortization of debt discount and transaction costs	14,258	6,820
Stock-based compensation	39,245	45,130
Deferred income tax	(13,292)	(20,183)
Tax benefits related to stock benefit plans	9,691	14,455
Excess tax benefits from stock-based compensation	(13,442)	(20,612)
Other non-cash adjustments, net	1,179	905
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	49,181	(12,079)
Prepaid expenses and other assets	(19,568)	(8,975)
Accounts payable	7,207	159
Accrued liabilities and restructuring costs	4,864	(5,576)
Deferred revenue	(11,119)	54,285
Net cash provided by operating activities	146,404	165,315
Investing activities:
Purchases of short-term investments	(38,261)	—
Maturities and sales of short-term investments	15,346	—
Acquisition, net of cash acquired	(53,917)	(132,209)
Purchases of property and equipment	(10,695)	(16,366)
Restricted cash pledged as security	(835)	(1,169)
Other investing activities, net	(212)	376
Net cash used in investing activities	(88,574)	(149,368)
Financing activities:
Proceeds from issuance of convertible debt, net	—	584,450
Proceeds from revolving credit facility, net	—	116,648
Principal payments on debt	(35,711)	(151,785)
Proceeds from issuance of common stock	23,089	25,390
Repurchases of the Company’s common stock	(105,289)	(220,265)
Withholding taxes related to restricted stock net share settlement	(12,467)	(17,383)
Excess tax benefits from stock-based compensation	13,442	20,612
Net cash provided by (used in) financing activities	(116,936)	357,667
Effect of foreign exchange rate changes on cash and cash equivalents	(1,992)	(6,488)
Net increase (decrease) in cash and cash equivalents	(61,098)	367,126
Cash and cash equivalents at beginning of period	727,309	308,148
Cash and cash equivalents at end of period	$666,211	$675,274
Supplemental disclosures:
Interest paid	$7,712	$2,714
Income taxes paid	$19,670	$4,234
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
Our fiscal year ends on November 30th of each year. For purposes of presentation, we have indicated the third quarter of fiscal years 2013 and 2012 as ended on August 31, 2013 and August 31, 2012, respectively; whereas in fact, the third quarter of fiscal years 2013 and 2012 actually ended on September 1, 2013 and September 2, 2012, respectively. There were 91 days in the third quarter of both fiscal years 2013 and 2012.
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
The results of operations for the three and nine months ended August 31, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending November 30, 2013, or any other future period, and we make no representations related thereto.

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

The Company recorded an out-of-period adjustment during the quarter ended August 31, 2013 to reflect the correction of an immaterial error related to a tax benefit of $2.2 million that was not recorded during the fiscal year ended November 30, 2012.

Recent Accounting Pronouncements
In July 2013, the Financial Accounting Standards Board (“FASB”) issued a new accounting standard that will require the presentation of certain unrecognized tax benefits as reductions to deferred tax assets rather than as liabilities in the Consolidated Condensed Balance Sheets when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. We will be required to adopt this new standard on a prospective basis in the first quarter of fiscal 2015; however, early adoption is permitted as is a retrospective application. We are currently evaluating the timing, transition method and impact of this new standard on our consolidated results of operations and financial condition.

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

TIBCO SOFTWARE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

In June 2011, FASB issued an update to the accounting standards that requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The guidance eliminates the option to present the components of other comprehensive income as part of the statement of equity. We adopted this guidance in the first quarter of fiscal year 2013 by presenting separate Condensed Consolidated Statements of Comprehensive Income.

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
Acquisition of StreamBase Systems, Inc.
On June 3, 2013, we acquired StreamBase Systems, Inc. (“StreamBase”), a private company based in Massachusetts and incorporated in the State of Delaware. StreamBase is a provider of high performance event processing and real-time analytics software. We paid $49.7 million, net of cash acquired, to acquire all of the outstanding shares of capital stock of StreamBase. We have also incurred $0.5 million of transaction costs associated with the acquisition. As a result of the acquisition, we assumed facility leases, certain liabilities and commitments of StreamBase.

TIBCO SOFTWARE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

The preliminary allocation of the purchase price for the StreamBase acquisition is as follows (in thousands):

Cash	$1,986
Accounts Receivable	1,504
Deferred income tax assets, net	7,292
Other assets	467
Identifiable intangible assets	19,600
Goodwill	26,211
Liabilities	(2,967)
Deferred Revenue	(2,451)
Total preliminary purchase price	$51,642

Identifiable intangible assets (in thousands, except amortization period):

	Gross Amount at Acquisition Date	Weighted Average Amortization Period
Existing technology	$12,300	7.0 years
Customer base	3,700	7.0 years
Maintenance agreements	3,600	7.0 years
	$19,600	7.0 years
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
The preliminary allocation of the purchase price for the Maporama acquisition is as follows (in thousands):

Cash	$396
Other assets	302
Identifiable intangible assets	4,900
Goodwill	7,050
Liabilities	(4,160)
Deferred Revenue	(351)
Deferred income tax liabilities, net	(1,200)
Total preliminary purchase price	$6,937

Identifiable intangible assets (in thousands, except amortization period):

	Gross Amount at Acquisition Date	Weighted Average Amortization Period
Existing technology	$3,600	5.0 years
Customer contracts	1,300	5.0 years
	$4,900	5.0 years

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

Pro Forma Adjusted Summary
The results of operations of StreamBase, Maporama and LogLogic have been included in the Consolidated Financial Statements subsequent to the acquisition dates. The following unaudited pro forma adjusted summary assumes StreamBase and LogLogic had been acquired at the beginning of fiscal year 2012 (in thousands, except per share data):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2013	2012	2013	2012
Pro forma adjusted total revenue	$270,859	$258,580	$760,375	$751,567
Pro forma adjusted net income attributable to TIBCO Software Inc.	$21,251	$25,821	$35,879	$67,325
Pro forma adjusted net income per share attributable to TIBCO Software Inc.:
Basic	$0.13	$0.16	$0.22	$0.42
Diluted	$0.13	$0.15	$0.21	$0.40

The pro forma results presented include amortization charges for acquired intangible assets, adjustments for incremental compensation expense related to the post-combination service arrangements entered into with the continuing employees and related tax effects. The pro forma adjusted summary combines the historical results for TIBCO for those periods with the historical results for StreamBase and LogLogic for the same periods. For pro forma adjusted summary purposes, the financial impact of Maporama was not included as it was not significant. The summary is presented for informational purposes only and is not intended to be indicative of future results of operations or whether similar results would have been achieved if the acquisition had taken place at the beginning of fiscal year 2012.

TIBCO SOFTWARE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

4.	INVESTMENTS
Short-term investments and cash equivalents, which are classified as available-for-sale, are summarized below as of August 31, 2013 and November 30, 2012 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value
As of August 31, 2013
Money market funds	$329,428	$—	$—	$329,428
Corporate bonds and commercial paper	52,861	—	(10)	52,851
U.S. Government debt and agency securities	4,503	1	—	4,504
Term deposits	521	—	—	521
Mortgage-backed securities	201	130	—	331
	$387,514	$131	$(10)	$387,635
As of November 30, 2012
Money market funds	$376,480	$—	$—	$376,480
Corporate bonds and commercial paper	24,558	9	(9)	24,558
U.S. Government debt and agency securities	9,646	—	(1)	9,645
Term deposits	595	—	—	595
Mortgage-backed securities	182	78	(52)	208
	$411,461	$87	$(62)	$411,486

Fixed income securities included in short-term investments above are summarized by their contractual maturities as follows (in thousands):

	August 31, 2013	November 30, 2012
Contractual maturities:
Less than one year	$23,783	$22,733
One to three years	33,903	11,678
	$57,686	$34,411

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
We execute our foreign currency contracts primarily in the retail market in an over-the-counter environment with a relatively high level of price transparency. The market participants usually are large multi-national and regional banks. Our foreign currency contracts valuation inputs are based on quoted prices and quoted pricing intervals from public data sources and do not involve management judgment. These contracts are typically classified within Level 2 of the fair value hierarchy. There were no transfers between Level 1, Level 2 and Level 3 during the nine months ended August 31, 2013.
The fair value hierarchy of our cash equivalents, short-term investments and foreign currency contracts is as follows (in thousands):

		Fair Value Measurements at Reporting Date using
Description	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant other Observable Inputs (Level 2)
As of August 31, 2013
Assets:
Money market funds	$329,428	$329,428	$—
Corporate bonds and commercial paper	52,851	—	52,851
U.S. Government debt and agency securities	4,504	—	4,504
Term deposits	521	—	521
Mortgage-backed securities	331	—	331
Foreign currency forward contracts	388	—	388
Liabilities:
Foreign currency forward contracts	$120	$—	$120
As of November 30, 2012
Assets:
Money market funds	$376,480	$376,480	$—
Corporate bonds and commercial paper	24,558	—	24,558
U.S. Government debt and agency securities	9,645	—	9,645
Term deposits	595	—	595
Mortgage-backed securities	208	—	208
Foreign currency forward contracts	101	—	101
Liabilities:
Foreign currency forward contracts	$130	$—	$130

Derivative Instruments
We conduct business in the Americas; Europe, the Middle East and Africa (“EMEA”); and Asia Pacific and Japan (“APJ”). As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or changes in economic conditions in foreign markets. The U.S. dollar is our major transaction currency; we also transact business in approximately 25 foreign currencies worldwide, of which the most significant to our operations are the Euro, British pound, Australian dollar, and Japanese yen. We enter into forward contracts with financial institutions to manage our currency exposure related to net assets and liabilities denominated in foreign currencies, and these forward contracts are generally settled monthly. Our forward contracts reduce, but do not eliminate, the impact of currency exchange rate movements. Gains and losses on forward contracts are included in Other Income (Expense) in our Condensed Consolidated Statements of Operations.

TIBCO SOFTWARE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

We had the following forward contracts outstanding as of August 31, 2013 (in thousands):

	Notional Value Local Currency	Notional Value USD	Fair Value Gain (Loss) USD
Forward contracts sold:
Australian dollar	10,400	$9,254	$55
Brazilian real	2,300	965	31
British pound	6,320	9,791	(8)
Euro	27,100	35,813	231
Hong Kong dollar	4,100	529	—
Japanese yen	780,000	7,946	(14)
Korean won	648,000	583	(9)
Polish zloty	1,600	495	6
Singapore dollar	3,300	2,588	(1)
South African rand	4,800	467	15
Swedish krona	8,000	1,207	19
New Taiwan dollar	31,000	1,035	1
Forward contracts bought:
Brazilian real	650	273	(9)
Hong Kong dollar	8,500	1,096	—
South African rand	14,000	1,361	(47)
Swedish krona	4,300	649	(9)
			$261

	Notional Value Local Currency	Notional Value EURO	Fair Value Gain (Loss) USD
Forward contracts bought:
United States dollar	1,300	984	7
			$7

	Derivatives not Designated as Hedging Instruments
	August 31, 2013	November 30, 2012
Foreign currency forward contracts, fair value included in:
Other Current Assets	$388	$101
Accrued Liabilities	120	130

		Amount of Gain or (Loss) Recognized In Income on Derivative
		Three Months Ended August 31,		Nine Months Ended August 31,
Derivatives not Designated as Hedging Instruments	Location	2013	2012	2013	2012
Foreign Currency Contracts	Other income/(exp.)	$166	$628	$80	$(1,167)

TIBCO SOFTWARE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

6.	GOODWILL AND ACQUIRED INTANGIBLE ASSETS
The change in the carrying value of goodwill for the nine months ended August 31, 2013 is as follows (in thousands):

Balance as of November 30, 2012	$532,290
Goodwill recorded for the Maporama acquisition	7,050
Goodwill recorded for the StreamBase acquisition	$26,211
Post-acquisition goodwill adjustment for the LogLogic acquisition	(1,920)
Foreign currency translation	(5,822)
Balance as of August 31, 2013	$557,809

Certain of our intangible assets were recorded in foreign currencies, and therefore, the gross carrying amount and accumulated amortization are subject to foreign currency translation adjustments. The carrying values of our amortized acquired intangible assets as of August 31, 2013 and November 30, 2012 are as follows (in thousands):

	August 31, 2013			November 30, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technologies	$197,105	$(131,090)	$66,015	$182,152	$(118,992)	$63,160
Maintenance agreements	87,075	(55,675)	31,400	83,762	(48,481)	35,281
Customer base	64,435	(48,028)	16,407	59,525	(43,328)	16,197
Patents/core technologies	27,917	(24,966)	2,951	28,295	(24,198)	4,097
Trademarks	12,646	(8,920)	3,726	12,777	(8,251)	4,526
Non-compete agreements	580	(580)	—	580	(580)	—
Total intangible assets	$389,758	$(269,259)	$120,499	$367,091	$(243,830)	$123,261

7.	ACCRUED RESTRUCTURING COSTS
2013 Restructuring Plan
Our Board of Directors approved a restructuring plan initiated by management in June 2013 (“2013 Restructuring Plan”). The restructuring charges are primarily intended to increase efficiencies and reduce redundancies, including those arising from recent acquisitions. The total restructuring costs associated with the 2013 Restructuring Plan are estimated to be $14.0 million, of which $8.9 million are presented as restructuring charges in our Condensed Consolidated Statements of Operations for the fiscal quarter ended August 31, 2013 and the remaining restructuring charges are expected to be incurred in our fourth fiscal quarter ending November 30, 2013. Changes in estimates, if any, will be reflected in our future results of operations. We expect to fulfill most of the obligations associated with this restructuring no later than 2014.
The following is a summary of activities in accrued restructuring costs for the nine months ended August 31, 2013 under the 2013 and prior years restructuring plans (in thousands):

	Accrued Facilities Restructuring	Accrued Severance and Other	Total
As of November 30, 2012	$1,331	$205	$1,536
Restructuring charges	404	8,467	8,871
Cash utilized	(679)	(4,211)	(4,890)
As of August 31, 2013	$1,056	$4,461	$5,517

The remaining accrued excess facilities costs represent the estimated loss on abandoned excess facilities, net of estimated sublease income, which is expected to be paid over the next two years.

TIBCO SOFTWARE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

8.	DEBT AND CREDIT FACILITIES
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
We are currently required to maintain a minimum consolidated interest coverage ratio of 3.5:1.0 and a maximum consolidated leverage ratio of 3.00:1.00 in addition to other customary affirmative and negative covenants. The maximum consolidated leverage ratio will decrease to 2.75:1.00 at the beginning of the second fiscal quarter of our fiscal year 2014. As of August 31, 2013, we were in compliance with all covenants under the 2011 Credit Facility and we had no outstanding borrowings under the 2011 Credit Facility.
Line of Credit
We have a $10.0 million revolving line of credit (the “Line of Credit”) that matures in June 2014. The Line of Credit was amended in June 2013 to lower the total available credit amount from $20.0 million. The Line of Credit is available for cash borrowings and for the issuance of letters of credit up to $10.0 million. The Line of Credit contains financial covenants substantially identical to those of the 2011 Credit Facility, as well as other customary affirmative and negative covenants. As of August 31, 2013, we were in compliance with all covenants under the Line of Credit.
As of August 31, 2013, we had a total of $1.0 million outstanding under the Line of Credit with respect to letters of credit in connection with sales and lease transactions.
Guarantee Credit Line and Restricted Cash
We have a revolving guarantee credit line of approximately $15.9 million available for the issuance of bank guarantees denominated in foreign currency. Issued bank guarantees were approximately $13.5 million and $12.5 million as of August 31, 2013 and November 30, 2012, respectively, and were collateralized by pledging the equivalent amount under restricted cash as required under our guarantee credit line. Various other contractual commitments also require us to pledge cash as security and record this cash under restricted cash. As of August 31, 2013 and November 30, 2012, we had restricted cash of $15.6 million and $14.6 million, respectively, which is included in Other Assets on our Condensed Consolidated Balance Sheets.

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

TIBCO SOFTWARE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

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
Upon the occurrence of a fundamental change under the indenture for the Notes such as in the event of a change in control, the holders may require us to repurchase all or a portion of their Notes at the principal amount of the Notes plus accrued and unpaid interest. Following certain corporate transactions that constitute a fundamental change, the conversion rate may increase for a holder who elects to convert the Notes. Upon conversion, we will deliver an amount of cash and a number of shares of common stock, if any, equal to the sum of the daily settlement amounts for each daily volume weighted average price in the 35 day observation period for such Note as determined pursuant to the indenture for the Notes.
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
As of August 31, 2013, the carrying value of the Notes was $536.1 million, which consisted of $600.0 million outstanding principal amount net of $63.9 million unamortized debt discount.
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
For the third quarter ended August 31, 2013, we recognized interest expense of $8.0 million related to the Notes, comprised of $3.4 million for the contractual coupon interest, $3.9 million related to the amortization of debt discount and $0.7 million related to the amortization of deferred debt issuance costs.
The Notes are carried at face value less any unamortized debt discount and also require disclosure of an estimate of fair value (Level 2 of the three-tier value hierarchy). The fair value of the Notes at each balance sheet date is determined based on recent quoted market prices or dealer quotes for the Notes, if available. Otherwise, the fair value is determined using cash-flow models of the scheduled payments discounted at market interest rates for comparable debt without the conversion feature. As of August 31, 2013, the estimated fair value of the Notes was approximately $606.8 million.

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
Commitments
At various locations worldwide, we lease office space and equipment under non-cancelable operating leases with various expiration dates through March 2032. Rental expense was $4.0 million and $3.6 million for the three months ended August 31, 2013 and 2012, respectively, and $12.1 million and $10.7 million for the nine months ended August 31, 2013 and 2012, respectively.
As of August 31, 2013, contractual commitments associated with indebtedness, lease obligations and restructuring were as follows (in thousands):

	Total	Remainder of 2013	2014	2015	2016	2017	Thereafter
Commitments:
Debt principal	$600,000	$—	$—	$—	$—	$600,000	$—
Debt interest	54,000	6,750	13,500	13,500	13,500	6,750	—
Operating leases (1)	42,513	2,079	10,729	6,980	7,029	6,205	9,491
Total commitments	$696,513	$8,829	$24,229	$20,480	$20,529	$612,955	$9,491

(1)	Operating leases included future minimum rent payments, net of estimated sublease income, for facilities that we have vacated pursuant to our restructuring activities, as discussed in Note 7.
Future minimum lease payments under restructured non-cancelable operating leases are included in Accrued Restructuring Costs on our Condensed Consolidated Balance Sheets.
The above commitment table does not include approximately $52.0 million of long-term uncertain income tax liabilities due to the fact that we are unable to reasonably estimate the timing of these potential future payments.
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

From time to time, we are involved in or subject to legal, administrative and regulatory proceedings, claims, demands and investigations arising in the ordinary course of business, including direct claims brought by or against us with respect to intellectual property, contracts, employment and other matters, as well as claims brought against our customers for whom we have a contractual indemnification obligation. We accrue for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Significant judgment is required in both the determination of probability and the determination as to whether a loss is reasonably estimable. After we determine the probability of a loss and whether that loss is reasonably estimable, we then analyze whether the litigation, based on that determination, could have a material and adverse effect on our financial statements, taken as a whole and including our statement of cash flows. The accruals or estimates, if any, resulting from the foregoing analysis, are reviewed at least quarterly and adjusted to reflect the impact of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular matter. To the extent there is a reasonable possibility that the losses could exceed the amounts already accrued, we will, as applicable, adjust the accrual in the period the determination is made, disclose an estimate of the additional loss or range of loss, indicate that the estimate is immaterial with respect to our

TIBCO SOFTWARE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

financial statements as a whole or, if the amount of such adjustment cannot be reasonably estimated, disclose that an estimate cannot be made.

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

 On May 15, 2012, the Court in the Eastern District of Texas granted the defendants' motion for summary judgment on invalidity of the asserted claims. On May 16, 2012, the Court issued an order staying all deadlines and vacating the trial date in light of the Court's grant of summary judgment of invalidity. On July 6, 2012, the Court issued its order granting summary judgment. On September 19, 2012, the Court issued an order of final judgment against JuxtaComm and taxed the defendants' costs of court against JuxtaComm. JuxtaComm filed a notice of appeal on September 28, 2012. On September 30, 2013, the United States Court of Appeals for the Federal Circuit affirmed the District Court's grant of summary judgment of invalidity (JuxtaComm-Texas Software, LLC v. TIBCO Software Inc., et al., No. 2013-1004, -1025).

We will continue to defend the action vigorously. While we believe that we have valid defenses to JuxtaComm's claims and while the Court of Appeals affirmed the District Court's entry of judgment in our favor, litigation is inherently unpredictable and we cannot make any predictions as to the outcome of this litigation. It is possible that our business, financial position, results of operations, cash position or cash flow could be negatively affected by an unfavorable resolution of this action, however, we are unable to estimate a range of potential loss at this time.
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

TIBCO SOFTWARE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Vasudevan Software, Inc. v. TIBCO, et al.

On December 23, 2011, Vasudevan Software, Inc. (“Vasudevan”) filed a complaint for patent infringement against us and Spotfire Inc. in the United States District Court for the Northern District of California, Case No. 3:11-cv-06638-RS. The complaint alleges that TIBCO directly, indirectly, and willfully infringes U.S. Patent No. 7,167,864 B1 based on “Spotfire Analytics and other products.” Vasudevan further alleges in its infringement contentions that the accused products “include at least the TIBCO Spotfire Platform (e.g., TIBCO Spotfire Professional, TIBCO Spotfire Server, TIBCO Spotfire Web Player, TIBCO Spotfire Enterprise Player, TIBCO Spotfire for the Apple iPad, TIBCO Spotfire Application Data Services, TIBCO Spotfire Developer, TIBCO Spotfire Metrics, TIBCO Spotfire Network Analytics, TIBCO Spotfire Operations Analytics Bundle, and TIBCO Silver Spotfire) at least versions 4.0 to 2.1, as well as any TIBCO products and services that utilize the TIBCO Spotfire Platform.” Vasudevan amended its complaint on March 6, 2012, but continues to accuse the same products of infringement. On May 18, 2012, the Court granted our motion to dismiss Vasudevan's indirect and willful infringement claims. Vasudevan filed a second amended complaint on July 24, 2012, adding a claim for inducement of infringement for alleged acts of indirect infringement occurring after the filing of the original complaint. On September 19, 2012, the Court issued a claim construction order, followed by an order on September 19, 2013, clarifying the prior claim construction. Fact discovery closed on February 15, 2013. Expert discovery closed on June 7, 2013.

On May 30, 2013, the Court heard oral argument regarding our motion for summary judgment of invalidity of U.S. Patent No. 7,167,864 for lack of written description and enablement. The Court heard further argument on August 29, 2013, regarding our motions for summary judgment of noninfringement and invalidity and pretrial motions regarding the admission of expert testimony.

Vasudevan seeks injunctive relief and damages in the amount of a “royalty rate of 8% [applied] to the software license, maintenance, and services revenue generated by us (and Spotfire) from U.S. sales of the accused products since January 23, 2007.” A jury trial is scheduled to begin January 27, 2014.

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
Stock-based compensation cost for the three months ended August 31, 2013 and 2012 was $7.9 million and $15.4 million, respectively. The stock-based compensation expense recorded to date of $6.9 million that related to performance-based restricted stock units granted in 2012 and 2013 was reversed in the third quarter, as it is improbable that certain performance criteria for vesting of these awards will be achieved. Stock-based compensation cost for the nine months ended August 31, 2013 and 2012 was $39.2 million and $45.1 million, respectively. The deferred tax benefit from stock-based compensation expenses for the three months ended August 31, 2013 and 2012 was $1.9 million and $5.0 million, respectively. The deferred tax benefit from stock-based compensation expenses for the nine months ended August 31, 2013 and 2012 was $11.3 million and $14.9 million, respectively.

The following table summarizes additional information pertaining to our stock-based compensation from stock options and stock awards which are comprised of restricted stock, restricted stock units and performance-based restricted stock units (in thousands, except grant-date fair value and recognition period):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2013	2012	2013	2012
Stock options:
Weighted-average grant-date fair value	$8.24	$10.96	$7.84	$9.93
Options granted	5	17	23	189
Options exercised	(1,395)	(697)	(2,382)	(2,334)
Total intrinsic value of stock options exercised	$20,059	$14,627	$36,114	$46,491
Total unrecognized compensation expense at period-end	$7,623	$20,723	$7,623	$20,723
Weighted-average remaining recognition period at period-end	1.7 years	2.3 years	1.7 years	2.3 years
Stock awards:
Weighted-average grant-date fair value	$23.67	$27.32	$22.49	$28.29
Stock awards granted	214	1,638	2,961	2,602
Stock awards vested	(361)	(241)	(1,835)	(1,929)
Total unrecognized compensation expense at period-end	$88,184	$115,794	$88,184	$115,794
Weighted-average remaining recognition period at period-end	1.8 years	1.9 years	1.8 years	1.9 years

13.	PROVISION FOR INCOME TAXES
The effective tax rate was 27% and 22% for the three months ended August 31, 2013 and 2012, respectively, and 22% and 20% for the nine months ended August 31, 2013 and 2012, respectively.
In the three months ended August 31, 2013, we recognized a discrete benefit of $1.4 million to adjust taxes provided for prior U.S. and foreign tax returns and to accrue withholding taxes in jurisdictions where we do not expect to benefit from a foreign tax credit. This included an out-of-period adjustment of $2.2 million related to a tax benefit that was not recorded during the fiscal year ended November 30, 2012.
We recognize the withholding taxes as discrete items because of the high variability of withholding tax rates by country and the difficulty in forecasting the exact country of future revenue.
In the nine months ended August 31, 2013, we recognized certain discrete items of tax expense and benefit of a net of $1.3 million primarily related to adjust taxes provided for prior year U.S. and foreign tax returns, to accrue withholding taxes, and to record tax benefits from retroactive legislative reinstatement of the federal research and development credit.
In the three months ended August 31, 2012, we recognized a discrete tax provision of $1.6 million to adjust taxes provided for prior year U.S. and foreign tax returns and to accrue withholding taxes in jurisdictions where we do not expect to benefit from a foreign tax credit.
In the nine months ended August 31, 2012, we recognized a discrete tax provision of $3.1 million primarily related to estimated withholding taxes.
The provision for the nine month periods ended August 31, 2013 and 2012 reflects a forecasted annual tax rate of 24% and 17%, respectively, offset by discrete items which are booked in the period they occur. The forecasted tax rate reflects the benefits resulting from the reorganization of certain foreign entities, lower foreign taxes, domestic manufacturing incentives, and federal and state research and development credits, partially offset by the impact of certain stock compensation charges and state income taxes.
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

TIBCO SOFTWARE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

We expect to use the single sales factor apportionment for California state taxation, which is expected to lower our future taxable state income. This reduction in taxable income may affect the extent to which we can benefit from $13.5 million (net of reserve for uncertain tax positions) research and development credit carryforwards and $4.8 million net operating loss carryforwards. If we determine that it is more likely than not that we will not be able to fully utilize these carryforwards, we will recognize a valuation allowance against the related deferred tax assets.
During the three months ended August 31, 2013, the amount of gross unrecognized tax benefits increased by approximately $24.2 million primarily due to current period transfer pricing exposures. The total amount of gross unrecognized tax benefits was $85.4 million as of August 31, 2013, of which $66.7 million would benefit tax expense if realized. We elected to include interest expense and penalties accrued on unrecognized tax benefits as a component of our income tax expense. We do not expect any significant changes to the amount of unrecognized tax benefit within the next twelve months.

14.	NET INCOME PER SHARE
The following table sets forth the computation of basic and diluted net income per share for the periods indicated (in thousands, except per share data):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2013	2012	2013	2012
Net income attributable to TIBCO Software Inc.	$21,251	$26,086	$39,471	$73,219
Weighted-average shares of common stock used to compute basic net income per share	160,638	159,308	161,012	160,402
Effect of dilutive common stock equivalents:
Stock options	4,392	6,600	4,738	7,016
Stock awards	1,961	3,257	2,122	2,412
Employee stock purchase program	8	—	7	6
Weighted-average shares of common stock used to compute diluted net income per share	166,999	169,165	167,879	169,836
Net income per share attributable to TIBCO Software Inc.:
Basic	$0.13	$0.16	$0.25	$0.46
Diluted	$0.13	$0.15	$0.24	$0.43

The following potential common stock equivalents are not included in the diluted net income per share calculation above because their effect was anti-dilutive for the periods indicated (in thousands):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2013	2012	2013	2012
Stock options	1,594	1,762	1,741	1,762
Stock awards	1,637	556	1,294	199
Convertible senior notes	11,865	11,865	11,865	6,526
Total anti-diluted common stock equivalents	15,096	14,183	14,900	8,487
Anti-dilutive potential common stock equivalents for the three and nine months ended August 31, 2013 include the 11.9 million shares that could be issued under the Notes if we experience substantial increases in our stock price. Under the treasury stock method, the Notes will generally have a dilutive impact on net income per share if our average stock price for the period exceeds the conversion price for the Notes. On conversion of a Note, however, we will deliver cash in an amount generally equal to the lesser of the conversion value and the principal amount of each Note and, only for any conversion value greater than the principal amount, we will deliver shares of common stock.

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
Our revenue, organized by the following geographic regions: (i) Americas; (ii) EMEA; and (iii) APJ, based on the location at which each sale originates, is summarized as follows (in thousands):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2013	2012	2013	2012
Americas:
United States	$147,170	$129,001	$395,274	$358,193
Other Americas	10,802	17,177	32,743	36,563
Total Americas	157,972	146,178	428,017	394,756
EMEA:
United Kingdom	26,973	19,640	67,056	65,974
Other EMEA	59,995	63,037	182,860	190,098
Total EMEA	86,968	82,677	249,916	256,072
APJ	25,919	26,166	76,562	77,258
	$270,859	$255,021	$754,495	$728,086

Our property and equipment by major country are summarized as follows (in thousands):

	August 31, 2013	November 30, 2012
Property and equipment, net:
United States	$83,888	$83,516
United Kingdom	1,055	1,191
Other	10,849	13,767
	$95,792	$98,474

16.	STOCK REPURCHASE PROGRAMS
On April 26, 2013, we announced that our Board of Directors approved a stock repurchase program pursuant to which we may repurchase up to $300.0 million of our outstanding common stock from time to time in the open market or through privately negotiated transactions. During the nine months ended August 31, 2013, we repurchased 5.0 million shares for $105.3 million.
In connection with the repurchase activities during the nine months ended August 31, 2013, we classified $77.7 million of the excess purchase price over the par value of our common stock to retained earnings.

17.	SUBSEQUENT EVENT
Acquisition of Extended Results, Inc
On September 13, 2013, we acquired Extended Results, Inc (“Extended Results”), a private company based and incorporated in the State of Washington. Extended Results is a provider of mobile business intelligence software and services. We paid approximately $21.0 million to acquire all of the outstanding shares of capital stock of Extended Results. We have also incurred transaction costs associated with the acquisition. As a result of the acquisition, we assumed all facility leases, certain liabilities and commitments of Extended Results. Management is currently evaluating the purchase price allocation for this transaction.

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
Our revenue consists primarily of license and maintenance fees from our customers, distributors and partners (including system integrators, resellers, professional service organizations and business partners) who embed our software in their products. In addition, we receive fees from our customers for providing consulting services. Our revenue is generally derived from a diverse customer base. No single customer represented greater than 10% of our total revenue for the first nine months of fiscal year 2013. As of August 31, 2013, no single customer had a balance in excess of 10% of our net accounts receivable.
For the third quarter of fiscal year 2013, we recorded total revenue of $270.9 million, an increase of 6% from the third quarter of fiscal year 2012. License revenue was $105.2 million, an increase of 6% from the third quarter of fiscal year 2012. In addition, we generated cash flow from operations of $58.3 million in the third quarter of fiscal year 2013. Diluted earnings per share under generally accepted accounting principles in the United States of America (“GAAP”) was $0.13 in the third quarter of fiscal year 2013 as compared to $0.15 for the third quarter of fiscal year 2012. We ended the quarter with $723.9 million in cash, cash equivalents and short-term investments.
We intend to grow our business by pursuing key initiatives to: broaden our product platform through internal development and acquisitions; increase our sales capacity by expanding our direct sales organization and developing our channel partnerships; expand our product offerings to new vertical markets; and employ marketing programs to increase awareness of us and our products among existing and prospective customers. Whether or not we are successful depends on our ability to: appropriately manage our expenses as we grow our organization; identify or acquire companies or assets at attractive valuations; enter into beneficial channel relationships; develop new products; and successfully execute our marketing and sales strategies.
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
Results of Operations
For purposes of presentation, we have indicated the third quarter of fiscal years 2013 and 2012 as ended on August 31, 2013 and August 31, 2012, respectively; whereas in fact, the third quarter of fiscal years 2013 and 2012 actually ended on September 1, 2013 and September 2, 2012, respectively. There were 91 days in the third quarter of both fiscal years 2013 and 2012. All amounts presented in the tables in the following sections of our Results of Operations are stated in thousands of dollars, except for percentages and unless otherwise stated.
The following table sets forth the components of our Results of Operations as percentages of total revenue for the periods indicated:

	Three Months Ended August 31,		Nine Months Ended August 31,
	2013	2012	2013	2012
Revenue:
License	39%	39%	35%	38%
Service and maintenance	61	61	65	62
Total revenue	100	100	100	100
Cost of revenue:
License	5	4	5	4
Service and maintenance	24	24	25	24
Total cost of revenue	29	28	30	28
Gross profit	71	72	70	72
Operating expenses:
Research and development	16	16	17	16
Sales and marketing	31	30	33	32
General and administrative	5	7	7	7
Amortization of acquired intangible assets	2	2	2	2
Acquisition related and other	—	—	—	—
Restructuring adjustment	3	—	1	—
Total operating expenses	57	55	60	57
Income from operations	14	17	10	15
Interest income	—	—	—	—
Interest expense	(3)	(3)	(3)	(2)
Other income (expense), net	—	(1)	—	—
Income before provision for income taxes and noncontrolling interest	11	13	7	13
Provision for (benefit from) income taxes	3	3	2	3
Net income	8	10	5	10
Less: Net income (loss) attributable to noncontrolling interest	—	—	—	—
Net income attributable to TIBCO Software Inc.	8%	10%	5%	10%

Our Results of Operations include incremental revenue and costs related to the acquisitions of StreamBase, Maporama and LogLogic. In connection with this acquisition, we have incurred additional expenses, including amortization of intangible assets and acquired technology; stock-based compensation; personnel and related costs; facility and infrastructure costs; and other charges.

Total Revenue
Our total revenue consisted primarily of license, service and maintenance fees from our customers, distributors and partners.

	Three Months Ended August 31,			Nine Months Ended August 31,
	2013	2012	Change	2013	2012	Change
Total revenue	$270,859	$255,021	6%	$754,495	$728,086	4%

Total revenue in the third quarter of fiscal year 2013 increased by $15.8 million, or 6%, compared to the same quarter last year. The increase was comprised of a $6.1 million, or 6%, increase in license revenue and a $9.7 million, or 6%, increase in service and maintenance revenue. Total revenue for the nine months ended August 31, 2013 increased by $26.4 million, or 4%, compared to the same period last year.
For the nine months ended August 31, 2013, we experienced an increase in total revenue in the Americas and a decrease in total revenue in each of Asia Pacific and Japan (“APJ”) and Europe, the Middle East and Africa (“EMEA”) compared to the same period last year. See Note 15 to our Condensed Consolidated Financial Statements for total revenue by region. The percentages of total revenue from the geographic regions are summarized as follows:

	Three Months Ended August 31,		Nine Months Ended August 31,
	2013	2012	2013	2012
Americas	58%	57%	57%	54%
EMEA	32%	33%	33%	35%
APJ	10%	10%	10%	11%
	100%	100%	100%	100%

License Revenue

	Three Months Ended August 31,			Nine Months Ended August 31,
	2013	2012	Change	2013	2012	Change
License revenue	$105,209	$99,103	6%	$265,738	$273,999	(3)%
Percentage of total revenue	39%	39%		35%	38%

Our license revenue was derived from the following three product lines: service oriented architecture (“SOA”) and core infrastructure; business optimization; and process automation and collaboration. The percentages of license revenue from the three product lines are summarized as follows:

	Three Months Ended August 31,		Nine Months Ended August 31,
	2013	2012	2013	2012
SOA and core infrastructure	43%	47%	47%	53%
Business optimization	46%	44%	44%	36%
Process automation and collaboration	11%	9%	9%	11%
	100%	100%	100%	100%

Our license revenue in a particular period is dependent upon the timing, number and size of our license deals. Selected data about our license deals recognized for the respective periods is summarized as follows:

	Three Months Ended August 31,		Nine Months Ended August 31,
	2013	2012	2013	2012
Number of license deals of $1.0 million or more	18	16	42	56
Number of license deals of $0.1 million or more	140	134	391	373
Average size of license deals of $0.1 million or more (in millions)	$0.7	$0.7	$0.6	$0.7

Cost of License Revenue

	Three Months Ended August 31,			Nine Months Ended August 31,
	2013	2012	Change	2013	2012	Change
Cost of license revenue	$12,407	$11,368	9%	$34,776	$29,809	17%
Percentage of total revenue	5%	4%		5%	4%
Percentage of license revenue	12%	11%		13%	11%

Cost of license revenue mainly consisted of amortization of developed technology acquired through acquisitions and royalty costs. Cost of license revenue in the third quarter of fiscal year 2013 increased by $1.0 million, or 9%, compared to the same quarter last year. Cost of license revenue for the nine months ended August 31, 2013 increased by $5.0 million, or 17%, compared to the same period last year. The increases were primarily due to higher royalty costs.
Service and Maintenance Revenue and Cost

	Three Months Ended August 31,			Nine Months Ended August 31,
	2013	2012	Change	2013	2012	Change
Service and maintenance revenue	$165,650	$155,918	6%	$488,757	$454,087	8%
Percentage of total revenue	61%	61%		65%	62%
Cost of service and maintenance revenue	$65,566	$60,881	8%	$190,805	$177,417	8%
Percentage of total revenue	24%	24%		25%	24%
Percentage of service and maintenance revenue	40%	39%		39%	39%

Service and maintenance revenue in the third quarter of fiscal year 2013 increased by $9.7 million, or 6%, compared to the same quarter last year. Service and maintenance revenue for the nine months ended August 31, 2013 increased by $34.7 million, or 8%, compared to the same period last year. Maintenance revenue was 62% and professional services and training revenue was 38% of total service and maintenance revenue for the three and nine months ended August 31, 2013. The increase for the three and nine months ended August 31, 2013 was primarily due to continued growth in our installed software base and an increase in both the number and size of consulting engagements, reflecting our focus on providing more services to our customers.
Cost of service and maintenance consisted primarily of compensation for professional services, customer support personnel and third-party contractors and associated expenses related to providing consulting services.
Cost of service and maintenance in the third quarter of fiscal year 2013 increased by $4.7 million, or 8%, compared to the same quarter last year, primarily due to a $2.2 million increase in employee-related expenses from higher headcount and a $1.6 million increase in subcontractor costs. Cost of service and maintenance for the nine months ended August 31, 2013 increased by $13.4 million, or 8%, compared to the same period last year, primarily due to a $9.5 million increase in employee-related expenses from higher headcount.

Research and Development Expenses
Research and development expenses consisted primarily of employee-related expenses, including salary, bonus, benefits, stock-based compensation expenses, recruiting expense and office support, third-party contractor fees and related costs associated with the development and enhancement of our products.

	Three Months Ended August 31,			Nine Months Ended August 31,
	2013	2012	Change	2013	2012	Change
Research and development expenses	$43,391	$39,354	10%	$127,591	$115,280	11%
Percentage of total revenue	16%	16%		17%	16%

Research and development expenses in the third quarter of fiscal year 2013 increased by $4.0 million, or 10%, compared to the same quarter last year, primarily due to a $2.8 million increase in employee-related expenses. Research and development expenses for the nine months ended August 31, 2013 increased by $12.3 million, or 11%, compared to the same period last year primarily due to a $6.5 million increase in employee-related expenses and a $4.9 million increase in subcontractor costs.
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

	Three Months Ended August 31,			Nine Months Ended August 31,
	2013	2012	Change	2013	2012	Change
Sales and marketing expenses	$84,082	$76,803	9%	$249,395	$231,444	8%
Percentage of total revenue	31%	30%		33%	32%

Sales and marketing expenses in the third quarter of fiscal year 2013 increased by $7.3 million, or 9%, compared to the same quarter last year, primarily due to a $5.3 million increase in employee-related expenses. Sales and marketing expenses for the nine months ended August 31, 2013 increased by $18.0 million, or 8%, compared to the same period last year primarily due to a $13.8 million increase in employee-related expenses.
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

	Three Months Ended August 31,			Nine Months Ended August 31,
	2013	2012	Change	2013	2012	Change
General and administrative expenses	$13,697	$17,906	(24)%	$50,546	$52,908	(4)%
Percentage of total revenue	5%	7%		7%	7%

General and administrative expenses in the third quarter of fiscal year 2013 decreased by $4.2 million, or 24%, compared to the same quarter last year, primarily due to a $4.0 million decrease in employee-related expenses. General and administrative expenses for the nine months ended August 31, 2013 decreased by $2.4 million, or 4%, compared to the same period last year, primarily due to a $3.5 million decrease in employee-related expenses partially offset by a $1.2 million increase in fees and charges.

The decrease in employee-related expenses was due to lower stock-based compensation expenses discussed further in the section entitled Stock-Based Compensation Cost below.

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

	Three Months Ended August 31,			Nine Months Ended August 31,
	2013	2012	Change	2013	2012	Change
Amortization of acquired intangible assets:
In cost of revenue	$4,597	$4,714		$12,940	$11,878
In operating expenses	4,991	4,640		14,025	14,841
Total amortization	$9,588	$9,354	3%	$26,965	$26,719	1%
Percentage of total revenue	4%	4%		4%	4%

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

	Three Months Ended August 31,			Nine Months Ended August 31,
	2013	2012	Change	2013	2012	Change
Acquisition related and other expenses:
Transitional and other employee related costs	$—	$666		$26	$1,102
Professional services fees and other	630	179		$1,499	$1,068
Total	$630	$845	(25)%	$1,525	$2,170	(30)%
Percentage of total revenue	—%	—%		—%	—%

Restructuring Adjustment

	Three Months Ended August 31,			Nine Months Ended August 31,
	2013	2012	Change	2013	2012	Change
Restructuring adjustment	$8,886	$72	12,242%	$8,871	$(447)	N/A
As percent of total revenue	3%	—%		1%	—%

During the third quarter of fiscal year 2013, we recorded $8.9 million in restructuring charges related to our 2013 Restructuring Plan. The restructuring charges were primarily severance costs related to corporate actions aimed to increase efficiencies and reduce redundancies. See Note 7 to our Condensed Consolidated Financial Statements for further details on restructuring charges.

Stock-Based Compensation Cost
Stock-based compensation cost is included in our Condensed Consolidated Statements of Operations corresponding to the same functional lines as cash compensation paid to the same employees in the respective departments as follows:

	Three Months Ended August 31,			Nine Months Ended August 31,
	2013	2012	Change	2013	2012	Change
Stock-based compensation costs:
Cost of revenue	$1,914	$1,313		$5,386	$3,711
Research and development	3,641	3,885		11,759	11,244
Sales and marketing	3,121	5,380		12,782	15,367
General and administrative	(766)	4,832		9,318	14,808
Total	$7,910	$15,410	(49)%	$39,245	$45,130	(13)%
Percentage of total revenue	3%	6%		5%	6%

Total stock-based compensation costs in the third quarter of fiscal year 2013 decreased by $7.5 million, or 49%, compared to the same quarter last year primarily due to a $10.0 million decrease in stock-based compensation costs related to performance-based restricted stock units (“PRSUs”) and a $0.6 million decrease in stock-based compensation costs related to stock options, which was partially offset by a $3.1 million increase in stock-based compensation costs related to service based-stock awards. The stock-based compensation expense recorded to date of $6.9 million that related to PRSUs granted in 2012 and 2013 was reversed as it is improbable that certain performance criteria for vesting of these awards will be achieved.

Total stock-based compensation costs for the nine months ended August 31, 2013 decreased by $5.9 million, or 13%, compared to the same period last year. The decrease was primarily due to a $11.9 million decrease in stock-based compensation costs related to PRSUs and a $2.1 million decrease in stock-based compensation costs related to stock options, which was partially offset by a $8.1 million increase in stock-based compensation costs related to service-based stock awards.
Interest Income

	Three Months Ended August 31,			Nine Months Ended August 31,
	2013	2012	Change	2013	2012	Change
Interest income	$249	$366	(32)%	$672	$842	(20)%
Percentage of total revenue	—%	—%		—%	—%

Interest Expense

	Three Months Ended August 31,			Nine Months Ended August 31,
	2013	2012	Change	2013	2012	Change
Interest expense	$(8,411)	$(8,713)	(3)%	$(25,856)	$(14,573)	77%
Percentage of total revenue	3%	3%		3%	2%

Interest expense is primarily related to our convertible senior notes and any outstanding borrowings under our credit facility.
Interest expense decreased in the third quarter of fiscal year 2013 compared to the same quarter last year by $0.3 million, or 3%, and interest expense for the nine months ended August 31, 2013 increased by $11.3 million or 77%, due to the issuance of the convertible senior notes in the second quarter of fiscal year 2012. See Note 8 and Note 9 to our Condensed Consolidated Financial Statements for further details on the credit facility, mortgage note and the convertible senior notes.

Other Income (Expense), Net
Other income (expense) included foreign exchange gains and losses, realized gains and losses on investments, and other miscellaneous income and expense items.

	Three Months Ended August 31,			Nine Months Ended August 31,
	2013	2012	Change	2013	2012	Change
Other income (expense), net:
Foreign exchange gain (loss)	$144	$(1,352)		$(1,569)	$(249)
Realized gain (loss) on investments	1	5		294	430
Other income (expense)	8	41		17	61
Total other income (expense), net	$153	$(1,306)	(112)%	$(1,258)	$242	(620)%
Percentage of total revenue	—%	(1)%		—%	—%

Other income (expense) increased in the third quarter of fiscal year 2013 compared to the same quarter last year by $1.5 million primarily due to a $1.5 million difference in foreign exchange gains and losses. Other income (expense) for the nine months ended August 31, 2013 decreased by $1.5 million compared to the same period last year primarily due to a $1.3 million difference in foreign exchange losses.
Provision for Income Taxes

	Three Months Ended August 31,			Nine Months Ended August 31,
	2013	2012	Change	2013	2012	Change
Provision for (benefit from) income taxes	$7,900	$7,400	7%	$10,900	$17,900	(39)%
Effective tax rate	27%	22%		22%	20%

In the three months ended August 31, 2013, we recognized a discrete benefit of $1.4 million to adjust taxes provided for prior U.S. and foreign tax returns and to accrue withholding taxes in jurisdictions where we do not expect to benefit from a foreign tax credit. This included an out-of-period adjustment of $2.2 million related to a tax benefit that was not recorded during the fiscal year ended November 30, 2012.
We recognize the withholding taxes as discrete items because of the high variability of withholding tax rates by country and the difficulty in forecasting the exact country of future revenue.
In the nine months ended August 31, 2013, we recognized certain discrete items of tax expense and benefit of a net of $1.3 million primarily related to the adjustment of taxes provided for prior year U.S. and foreign tax returns and to accrue withholding taxes, and to record tax benefits from retroactive legislative reinstatement of the federal research and development credit.
In the three months ended August 31, 2012, we recognized a discrete tax provision of $1.6 million to adjust taxes provided for prior year U.S. and foreign tax returns and to accrue withholding taxes in jurisdictions where we do not expect to benefit from a foreign tax credit.

In the nine months ended August 31, 2012, we recognized a discrete tax provision of $3.1 million primarily related to estimated withholding taxes.
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
The tax expense for the nine month periods ended August 31, 2013 and 2012 reflects a forecasted tax rate of 24% and 17%, respectively, offset by discrete items which are recognized in the period they are incurred. The forecasted tax rate reflects the benefits resulting from the reorganization of certain foreign entities, lower foreign taxes, domestic manufacturing incentives, and research and development credits, partially offset by the impact of certain stock compensation charges and state income taxes.
We expect to use the single sales factor apportionment for California state taxation, which is expected to lower our future taxable state income. This reduction in taxable income may affect the extent to which we can benefit from $13.5 million (net of reserve for uncertain tax positions) research and development credit carryforwards and $4.8 million net operating loss carryforwards. If we determine that it is more likely than not that we will not be able to fully utilize these carryforwards, we will recognize a valuation allowance against the related deferred tax assets.
During the third quarter of fiscal year 2013, the amount of gross unrecognized tax benefits increased by approximately $24.2 million primarily due to current period transfer pricing exposures. The total amount of gross unrecognized tax benefits was $85.4 million as of August 31, 2013, of which $66.7 million would benefit tax expense if realized. We elected to include interest expense and penalties accrued on unrecognized tax benefits as a component of our income tax expense. We do not expect any significant changes to the amount of unrecognized tax benefit within the next twelve months.

Liquidity and Capital Resources
Liquidity
As of August 31, 2013, we had cash and cash equivalents totaling $666.2 million, representing a decrease of $61.1 million from November 30, 2012. As of August 31, 2013, $285.1 million of our cash and cash equivalents were held by our foreign subsidiaries in our foreign operations. Our current intention is to permanently reinvest the majority of our earnings from foreign operations. Our current plans do not anticipate a need to repatriate cash to fund our domestic operations. In the event cash from foreign operations in our foreign operations is needed to fund operations in the U.S., we would be subject to additional income taxes in the United States reduced by any foreign taxes paid on these earnings. Determination of the amount of unrecognized deferred tax liability related to these earnings is not practicable at this time.
Net cash provided by operating activities in the nine months ended August 31, 2013 was $146.4 million, resulting from net income of $39.6 million, $76.2 million in non-cash charges and $30.6 million net change in assets and liabilities. The non-cash charges primarily included depreciation and amortization, stock-based compensation, debt discount amortization and tax benefits related to stock benefit plans, less deferred income tax and excess tax benefits from stock-based compensation which are recorded in financing activities. Net change in assets and liabilities for the first nine months of fiscal year 2013 consisted primarily of a decrease in accounts receivable, partially offset by an increase in prepaid expenses and other assets and a decrease in deferred revenue.
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
Net cash used in investing activities was $88.6 million for the nine months ended August 31, 2013, resulting primarily from $22.9 million in net purchases of short-term investments, $10.7 million in capital expenditures and $53.9 million for acquisitions, net of adjustments.
Net cash used in financing activities was $116.9 million for the nine months ended August 31, 2013, resulting primarily from $105.3 million of repurchases of shares of our common stock, $35.7 million payment of debt and $12.5 million in withholding taxes related to restricted stock net share settlement, which were partially offset by proceeds of $23.1 million from the exercise of stock options and the sale of our common stock under our employee stock purchase program and $13.4 million in excess tax benefits from stock-based compensation.
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

Credit Facility: In December 2011, we and one of our subsidiaries entered into an unsecured revolving credit facility that matures on December 19, 2016 and provides for borrowings of up to $250.0 million with a variable interest rate. We have an option to request that the lenders increase the available commitments by up to an additional $100.0 million for total borrowings of up to $350.0 million. We had no borrowings outstanding under the credit facility as of August 31, 2013.

Mortgage Note: In May 2013, we repaid the outstanding balance on our mortgage note of $34.7 million in full.

Line of Credit: We have a $10.0 million revolving line of credit that matures in June 2014. We had approximately $1.0 million of irrevocable letters of credit outstanding under the line of credit as of August 31, 2013.

Guarantee Credit Line: We have a revolving guarantee credit line of approximately $15.9 million available for the issuance of bank guarantees. We had approximately $13.5 million of bank guarantees outstanding under the guarantee credit line as of August 31, 2013.
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
As of August 31, 2013, our contractual commitments associated with indebtedness, lease obligations and restructuring were as follows (in thousands):

	Total	Remainder of 2013	2014	2015	2016	2017	Thereafter
Commitments:
Debt principal	$600,000	$—	$—	$—	$—	$600,000	$—
Debt interest	54,000	6,750	13,500	13,500	13,500	6,750	—
Operating leases (1)	42,513	2,079	10,729	6,980	7,029	6,205	9,491
Total commitments	$696,513	$8,829	$24,229	$20,480	$20,529	$612,955	$9,491

(1)	Operating leases included future minimum rent payments net of estimated sublease income for facilities that we have vacated pursuant to our restructuring activities.
Future minimum lease payments under restructured non-cancelable operating leases are included in Accrued Restructuring Costs in our Condensed Consolidated Balance Sheets.
The above commitment table does not include approximately $52.0 million of long-term uncertain income tax liabilities due to the fact that we are unable to reasonably estimate the timing of these potential future payments.
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
We enter into forward contracts with financial institutions to manage our currency exposure related to net assets and liabilities denominated in foreign currencies, and these forward contracts are generally settled monthly. We do not enter into derivative financial instruments for speculative purposes. As of August 31, 2013, we had twenty-three outstanding forward contracts denominated in United States dollars and one outstanding forward contract denominated in Euros that resulted in a net gain of $0.3 million.
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
Currently, we maintain our cash in current accounts or money market funds. In general, money market funds are not considered to be subject to interest rate risk because the interest paid on such funds fluctuates with the prevailing interest rate. As of August 31, 2013, our cash and cash equivalents totaled $666.2 million, of which $329.4 million was held in money market funds. As of August 31, 2013, a hypothetical 100 basis point increase in interest rates would not have a significant impact on the fair value of our investments.
Interest on borrowings under the 2011 Credit Facility is based at specified margins above either LIBOR or a base rate defined in the 2011 Credit Facility, whereas the interest rate on our Notes is fixed over its term. Our exposure to interest rate risk under the 2011 Credit Facility will depend on the extent to which we utilize such facility. As of August 31, 2013, the 2011 Credit Facility had a borrowing capacity of $250.0 million and had no outstanding borrowings. A hypothetical 100 basis point increase in the LIBOR or Prime Rate-based interest rate on the 2011 Credit Facility would result in an increase in our interest expense by $1.0 million per year for every $100.0 million borrowed. See Note 8 for a discussion of the 2011 Credit Facility.

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
We are subject to risks arising from adverse changes and uncertainty in domestic and global economies. For example, past domestic and global economic downturns resulted in reduced demand for information technology, including enterprise software and services. The direction and relative strength of the global economy continues to be uncertain and volatile, and could be adversely affected by, among other things, the failure of the U.S. government to approve a budge or raise the debt ceiling resulting in a government shut down and reductions in U.S. government spending, concerns regarding Europe's potential sovereign-debt crisis and other potential financial issues affecting the European economy, unrest in the Middle East, tightening in the credit markets, downturns in the financial industry, and other geopolitical factors, and makes it difficult for us to forecast operating results and to make decisions about future investments. We cannot predict the duration of these economic conditions or the impact they may have on our customers or business. Information technology spending has historically declined or been postponed as general economic and market conditions have worsened. During challenging and uncertain economic times and in tight credit markets, many customers delay or reduce technology purchases. Contract negotiations may become more protracted or difficult if customers institute additional internal approvals for technology purchases or require more negotiation of contract terms and conditions. These economic conditions, and uncertainty as to the general direction of the macroeconomic environment, are beyond our control and could result in reductions in sales of our products, longer sales cycles, difficulties in collection of accounts receivable or delayed payments, slower adoption of new technologies, increased price competition and reductions in the rate at which our customers renew their maintenance agreements and procure consulting services.

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
If we fail to retain and recruit key management, sales and other skilled employees, our business and our ability to obtain new customers, develop new products and provide acceptable levels of customer service could suffer. As we grow, we must invest significantly in building our sales, marketing and engineering groups. Competition for these people in the software industry is intense, and we may not be able to successfully recruit, train or retain qualified personnel. We are competing against companies with greater financial resources and name recognition for these employees, and as such, there is no assurance that we will be able to meet our hiring needs or hire the most qualified candidates. In order to attract and retain executives and other key employees, we must provide a competitive compensation package, including equity compensation. Our equity compensation program includes performance-based restricted stock units that contain performance conditions relating to our financial performance that make the future value of those awards uncertain. If the anticipated value of such performance-based awards is not earned, if our total compensation package is not viewed as competitive, or if we do not obtain stockholder approval to continue granting equity awards that we believe are necessary to remain competitive, our ability to attract, retain, and motivate executives and key employees could be weakened. The success of our business is also heavily dependent on the leadership of our key management personnel, including Vivek Ranadivé, our Chairman and Chief Executive Officer. The loss of one or more key employees could adversely affect our continued operations.

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

•	restrictions on the transfer of funds, including with respect to restrictions on our ability to repatriate foreign cash to the United States at favorable tax rates;

•	currency exchange rate fluctuations;

•	overlapping tax regimes;

•	increased expense of developing, testing and making localized versions of our products;

•	managing our international operations; and

•	longer payment cycles and credit and collectability risk on our trade receivables.

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
In addition to receiving revenue and incurring expenses in U.S. dollars, we also receive revenue and incur expenses in approximately twenty-five foreign currencies. As a result of these international sales and operations, our revenue, expenses and net income are impacted by foreign exchange rate fluctuations against the U.S. dollar. For example, any strengthening of the U.S. dollar against foreign currencies would result in lower revenues from our international sales when sales are translated into U.S. dollars, although these decreases may be partially offset by lower operating expenses. Additionally, customers in foreign countries that incur higher costs due to the strengthening of the U.S. dollar may elect to delay payments or default on credit extended to them. Any material delay or default in our collection of significant accounts could have a negative effect on our results of operations. Additionally, any strengthening of the U.S. dollar could require us to offer discounts, reduce pricing or offer other incentives to mitigate any negative effects on demand from such rise in the U.S. dollar. Further, in the event that the U.S. dollar weakens compared to foreign currencies, we may incur higher operating expenses in those locations and, therefore, our business, financial condition and operating results could suffer. As our international operations continue to grow, or if large fluctuations in foreign exchange rates continue, our revenue, operating expenses and income may be adversely affected.

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

Since December 1, 2011 through the end of our third fiscal quarter of fiscal year 2013, our stock price fluctuated between a low of $18.18 and a high of $34.67. If market or industry-based fluctuations continue, our stock price could decline in the future regardless of our actual operating performance and investors could incur significant losses.

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
In April 2012, we issued $600.0 million aggregate principal amount of convertible senior notes due 2032 (the “Notes”). All of the Notes were outstanding as of August 31, 2013. The Note holders can convert the Notes, under certain circumstances, into cash in an amount generally equal to the lesser of the conversion value and the principal amount of each Note and, for any conversion value greater than the principal amount, into shares of common stock at any time before the Notes mature or we redeem or repurchase them. Upon certain dates (May 5, 2017, May 1, 2022, and May 1, 2027) or the occurrence of certain events including a change in control, the Note holders can require us to repurchase some or all of the Notes.

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

Given that events constituting a “fundamental change” can trigger repurchase obligations, the existence of such repurchase obligations may delay or discourage a merger, acquisition, or other consolidation.

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
As of August 31, 2013, we held approximately $285.1 million, or 43%, of our cash and cash equivalents, outside of the United States. We use our foreign cash by reinvesting it into our foreign operations. Our current intention is to continue to reinvest the majority of our earnings from foreign operations. Our current plans do not anticipate a need to repatriate cash to fund our domestic operations. In the event cash from foreign operations is needed to fund operations in the U.S. or our foreign cash balance continues to grow such that we are unable to reinvest such cash outside of the United States, it may become increasingly likely that we would repatriate some of our foreign cash balances to the United States. In such event, we would be subject to additional income taxes in the United States.

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
Issuer Purchases of Equity Securities
The following table provides information about the repurchase of our common stock during the third quarter of fiscal year 2013 (in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1]	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
June 1, 2013 – June 30, 2013	—	$—	—	$290,265
July 1, 2013 – July 31, 2013	643	$24.24	643	$274,689
August 1, 2013 – August 31, 2013	357	$23.80	357	$266,183
Total	1,000	$24.08	1,000

(1)
On April 26, 2013, we announced that our Board of Directors approved a new stock repurchase program pursuant to which we may repurchase up to $300.0 million of our outstanding common stock from time to time in the open market or through privately negotiated transactions.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 6.	EXHIBITS

3.1 (1)	Amended and Restated Certificate of Incorporation of Registrant.

3.2 (2)	Amended and Restated Bylaws of Registrant.

10.1	Letter Agreement, dated as of July 8, 2013, by and between Matthew Langdon and Registrant.
31.1	Rule 13a-14(a) / 15d-14(a) Certification by Chief Executive Officer.

31.2	Rule 13a-14(a) / 15d-14(a) Certification by Chief Financial Officer.

32.1	Section 1350 Certification by Chief Executive Officer.

32.2	Section 1350 Certification by Chief Financial Officer.

101
Interactive data files (XBRL) pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets as of August 31, 2013 and November 30, 2012, (ii) the Condensed Consolidated Statement of Operations for the three months and nine months ended August 31, 2013 and 2012, (iii) the Condensed Consolidated Statements of Cash Flows for the three months and nine months ended August 31, 2013 and 2012 and (iv) the Notes to Condensed Consolidated Financial Statements.*

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

TIBCO SOFTWARE INC.

By:	/s/ Matthew D. Langdon
Matthew D. Langdon Senior Vice President, Chief Financial Officer (Principal Financial Officer and duly authorized officer)

By:	/s/ Brent P. Hogenson
Brent P. Hogenson Vice President, Corporate Controller (Principal Accounting Officer and duly authorized officer)

Date: October 9, 2013

EXHIBIT INDEX

3.1 (1)	Amended and Restated Certificate of Incorporation of Registrant.

3.2 (2)	Amended and Restated Bylaws of Registrant.

10.1	Letter Agreement, dated as of July 8, 2013, by and between Matthew Langdon and Registrant.
31.1	Rule 13a-14(a) / 15d-14(a) Certification by Chief Executive Officer.

31.2	Rule 13a-14(a) / 15d-14(a) Certification by Chief Financial Officer.

32.1	Section 1350 Certification by Chief Executive Officer.

32.2	Section 1350 Certification by Chief Financial Officer.

101
Interactive data files (XBRL) pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets as of August 31, 2013 and November 30, 2012, (ii) the Condensed Consolidated Statement of Operations for the three months and nine month ended August 31, 2013 and 2012, (iii) the Condensed Consolidated Statements of Cash Flows for the three months and nine months ended August 31, 2013 and 2012 and (iv) the Notes to Condensed Consolidated Financial Statements.*

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