Form 10-K
period 2013-11-30
TIBCO SOFTWARE INC
filed 2014-01-29
CIK 1085280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________
FORM 10-K
_____________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended November 30, 2013

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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant (based upon the closing sale price of such shares on the NASDAQ Global Select Market on June 2, 2013) was approximately $2.7 billion. Shares of common stock held by each executive officer and director and by each entity that owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of January 20, 2014, there were 162,624,055 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for the 2014 Annual Meeting of Stockholders to be held on April 3, 2014 are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein.

TIBCO SOFTWARE INC.
For the Fiscal Year Ended November 30, 2013

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
Overview
TIBCO Software Inc. ("TIBCO," the "Company," "we" or "us"), a Delaware corporation, is a leading independent provider of infrastructure and business intelligence software. Our software platform enables customers to create flexible, event-driven applications and deliver real-time, actionable insights. We do this by:

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

Trademarks
TIBCO, TIBCO Software, Information Bus, TIB, two-second advantage, Spotfire, Nimbus, Loyalty Lab, LogLogic, Extended Results, StreamBase and Maporama are the trademarks or registered trademarks of TIBCO Software Inc. in the United States and other countries. This Annual Report on Form 10-K also refers to the trademarks of other companies.
Products
We offer a wide range of software products that can be sold individually to solve specific technical challenges, but the emphasis of our product development and sales efforts is to create products that interoperate and can be sold together as a suite to enable businesses to be more cost-effective, agile and efficient. We divide our products into three major groups: integration and core infrastructure; business optimization; and process automation and collaboration.

•
Integration and core infrastructure: Our software helps organizations integrate their disparate systems and move towards a more flexible infrastructure comprised of services or discrete data components that can be assembled, orchestrated and reused. Such services can be invoked from across the business and aggregated with other such services to create "infrastructure applications" that span technological, organizational and geographic boundaries and are often more flexible, efficient and effective than traditional packaged applications. Our software enables the creation, management and virtualization of heterogeneous services and provides a unified environment for policy and service management. Our software gives companies the flexibility to do these things using the standards or technologies that best meet their needs in specific situations without replacing existing technologies or committing to any one technology across the enterprise. We provide data governance software that ensures such services and underlying data can be trusted, in order to make the enterprise more efficient and mitigate risks.

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

Our products are currently licensed by companies worldwide in diverse industries such as financial services, telecommunications, energy, retail, life sciences, manufacturing, transportation, government and insurance and business services. We sell our products through a direct sales force and through alliances with other software vendors, resellers and systems integrators.
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

We also have relationships with system integrators, resellers, professional service organizations and business partners including Accenture, Capgemini, Cognizant, Deloitte Consulting, HP, HCL Technologies, Infosys Technologies, Tata Consultancy Services and Wipro, who participate in the deployment of our products to customers. These relationships help promote TIBCO products and provide additional technical expertise to enable us to provide the full range of professional services our customers require to deploy our products.
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
Hosted Services
We have various hosted service offerings. We offer these services in a cloud deployment model where our software runs on third party infrastructure components such as servers, storage and network devices. The fees we receive for these services include subscription and maintenance and support fees.
Sales
We currently market our software and services primarily through a direct sales organization complemented by indirect sales channels. Our direct sales force is located throughout the Americas, EMEA and APJ and operates globally through our foreign subsidiaries.
Our revenue consists of license and service and maintenance fees from our customers and distributors. License fees represented approximately 38%, 40% and 41% of our total revenue in fiscal years 2013, 2012 and 2011, respectively. Revenue from service and maintenance represented approximately 62%, 60% and 59% of our total revenue in fiscal years 2013, 2012 and 2011, respectively.
Sales to customers outside the United States totaled $513.7 million, representing 48% of our total revenue in fiscal year 2013. For a geographic breakdown of our revenue and property and equipment, see Note 21 to our Consolidated Financial Statements included in this Annual Report on Form 10-K.
Marketing
Our marketing efforts are focused on building brand awareness for TIBCO and driving demand for our products and services. We do this through an extensive mix of marketing activities to reach our target audience, which includes executive-level decision-makers, IT managers and individual developers and business users within an organization. We organize our marketing efforts around major campaign themes as a way to ensure consistent messaging and an integrated set of programs and activities. We utilize a wide mix of marketing channels and tools including Internet marketing, direct marketing, print advertising, public relations, trade shows, speaking engagements, field events and an annual user conference as a way to engage and inform our customers and prospects. We conduct primary and secondary research to better understand the needs of the markets we compete in and the customers we serve. We also frequently interact with the analyst community to stay informed of changing market trends and the competitive environment. Our marketing group produces a comprehensive array of collateral to articulate our key messages and value propositions, as well as to enable our field sales force to effectively position our products and services.
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
Competition
The market for our products and services is extremely competitive and subject to rapid change. While we offer a comprehensive suite of integration solutions and believe we are a market leader among infrastructure software companies, we compete with various providers of infrastructure software including IBM, Oracle and SAP, generally, as well as other companies with respect to only certain of the business lines we operate. We offer a complete suite of infrastructure software products, but IBM, Oracle and SAP offer products outside our segment and routinely bundle their broader set of products with their infrastructure software products. We expect additional competition from other established and emerging companies. In addition, we may face pricing pressures from our current competitors and new market entrants in the future. We believe that the competitive factors affecting the market for our products and services include product functionality and features, quality of professional services offerings, performance and price, ease of product implementation, quality of customer support services, customer training and documentation, and vendor and product reputation. The relative importance of each of these factors depends upon the specific customer environment. We believe that our products and services currently compete favorably with respect to such factors. However, we may not be able to maintain our competitive position against current and potential competitors.
Research and Development
Our success is heavily dependent upon our ability to develop new products and technologies and to enhance our existing products. We expect that a majority of our research and development activities will focus on enhancing and extending our TIBCO products and that such enhancements and new products will be developed internally. However, as part of our development strategy, we may also license or acquire externally developed technologies for inclusion in our product solutions. We expect that we will continue to commit significant resources to product development in the future. Product development costs are recorded as research and development expenses. Our research and development expenses, including stock-based compensation expense, were $170.9 million, $154.5 million and $143.2 million in fiscal years 2013, 2012 and 2011, respectively. To date, product development costs have been expensed as incurred, with the exception of immaterial costs related to hosted services, because the time period between achieving technological feasibility for a product and the general availability of such product has typically been very short.
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

Employees
As of November 30, 2013, we employed 3,856 persons, including 1,026 in sales and marketing, 852 in research and development, 377 in general and administrative and 1,601 in professional services and technical support. Of our 3,856 employees, 1,846 were located in the Americas, 842 in EMEA and 1,168 in APJ. Our success is highly dependent on our ability to attract and retain qualified employees. Competition for employees is intense in the software industry. To date, we believe we have been successful in our efforts to recruit qualified employees, but there is no assurance that we will continue to be as successful in the future.
Available Information
Our principal internet address is www.tibco.com. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are filed electronically with the United States Securities and Exchange Commission (the "SEC"). Such reports and other information filed by us with the SEC are available, free of charge, on the Investor Information page of our website at http://www.tibco.com/company/investor-info as soon as reasonable practicable after we file such reports on the SEC website. The public may read and copy any materials we have filed with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy, and information statements and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. The contents of these websites are not incorporated into this filing. Further, the references to the URLs for these websites are intended to be inactive textual references only.

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
As a result of the evolving nature of the markets in which we compete and the size of our customer agreements, we have difficulty accurately forecasting our revenue in any given period. In addition to the factors discussed elsewhere in this section, a number of factors may cause our revenue to fall short of our expectations, or those of stock market analysts and investors, or cause fluctuations in our operating results, including:

•	the relatively long sales cycles for many of our products;

•	the timing of our new products or product enhancements or any delays in such introductions;

•	the delay or deferral of customer implementation of our products;

•	changes in customer budgets and decision making processes that could affect both the timing and size of any transaction;

•	reduced spending in the industries that license our products;

•	our ability to execute in our marketing and sales strategies since implementing changes to our sales organization;

•	our dependence on large deals, which, if such deals do not close, can greatly impact revenues for a particular quarter;

•	the timing, size and mix of orders from customers;

•	the deferral of license revenue to future periods due to the timing of the execution of an agreement or our ability to deliver the products;

•	changes in our business model;

•	the impact of our provision of services and customer-required contractual terms on our recognition of license revenue;

•	any unanticipated difficulty we encounter in integrating acquired businesses, products or technologies;

•	the tendency of some of our customers to wait until the end of a fiscal quarter or our fiscal year before placing an order in the hope of obtaining more favorable terms;

•	adverse economic or market conditions;

•	the amount and timing of operating costs and capital expenditures relating to the expansion of our operations and the evaluation of strategic transactions; and

•	changes in accounting rules, such as recording expenses for employee stock option grants and tax accounting, including accounting for uncertain tax positions.

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
We are subject to risks arising from adverse changes and uncertainty in domestic and global economies. For example, past domestic and global economic downturns resulted in reduced demand for information technology, including enterprise software and services. The direction and relative strength of the global economy continues to be uncertain and volatile, and could be adversely affected by, among other things, additional failures of the U.S. government to raise the debt ceiling resulting in a government shut down and reductions in U.S. government spending, concerns regarding Europe's potential sovereign-debt crisis and other potential financial issues affecting the European economy, unrest in the Middle East, further slowing of the Chinese economy, tightening in the credit markets, downturns in the financial industry, and other geopolitical factors, and makes it difficult for us to forecast operating results and to make decisions about future investments. We cannot predict the duration of these economic conditions or the impact they may have on our customers or business. Information technology spending has historically declined or been postponed as general economic and market conditions have worsened. During challenging and uncertain economic times and in tight credit markets, many customers delay or reduce technology purchases. Contract negotiations may become more protracted or difficult if customers institute additional internal approvals for technology purchases or require more negotiation of contract terms and conditions. These economic conditions, and uncertainty as to the general direction of the macroeconomic environment, are beyond our control and could result in reductions in sales of our products, longer sales cycles, difficulties in collection of accounts receivable or delayed payments, slower adoption of new technologies, increased price competition and reductions in the rate at which our customers renew their maintenance agreements and procure consulting services.

Our success depends on our ability to overcome significant competition.
The market for our products and services is extremely competitive and subject to rapid change. We compete with a variety of large and small providers of infrastructure, integration, business optimization and process automation and collaboration software, including companies such as IBM, Oracle and SAP generally, as well as other companies with respect to only certain of the business lines in which we operate. We also face competition for certain aspects of our product and service offerings from major systems integrators, and our customers have alternatives to our proprietary software from open source software providers that provide software and intellectual property, typically without charging license fees, or from other competitors offering products through alternative business models, such as software as a service. Many of our current and potential competitors have longer operating histories, significantly greater financial, technical, product development and marketing resources, greater name recognition, and larger customer bases than we do. This may allow our present or future competitors to develop products comparable or superior to those we offer; adapt more quickly than we do to new technologies, evolving industry trends or customer requirements; execute more effectively on their marketing and sales strategies and leverage their internal relationships; and devote greater resources to the development, promotion and sale of their products than we do. For example, some of our competitors offer products outside our segment and routinely bundle these products with their infrastructure software products. Also, some of our competitors are expanding their competitive product offerings and strengthening their market position through increases in capital expenditures for internal research and development. Accordingly, we may not be able to compete effectively in our markets or against existing and future competitors, which could adversely affect our business and operating results.

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

During our fiscal year 2013, our stock price fluctuated between a low of $18.18 and a high of $27.15. If market or industry-based fluctuations continue, our stock price could decline in the future regardless of our actual operating performance and investors could incur significant losses.

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
In April 2012, we issued $600.0 million aggregate principal amount of convertible senior notes due 2032 (the "Notes"). All of the Notes were outstanding as of November 30, 2013. The Note holders can convert the Notes, under certain circumstances, into cash in an amount generally equal to the lesser of the conversion value and the principal amount of each Note and, for any conversion value greater than the principal amount, into shares of common stock at any time before the Notes mature or we redeem or repurchase them. Upon certain dates (May 5, 2017, May 1, 2022, and May 1, 2027) or the occurrence of certain events including a change in control, the Note holders can require us to repurchase some or all of the Notes.

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

Given that events constituting a "fundamental change" can trigger repurchase obligations, the existence of such repurchase obligations may delay or discourage a merger, acquisition, or other consolidation.

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
As of November 30, 2013, we held approximately $315.7 million, or 48%, of our cash and cash equivalents outside of the United States. We use our foreign cash by reinvesting it into our foreign operations. Our current intention is to continue to reinvest the majority of our earnings from foreign operations. Our current plans do not anticipate a need to repatriate cash to fund our domestic operations. In the event cash from foreign operations is needed to fund operations in the U.S. or our foreign cash balance continues to grow such that we are unable to reinvest such cash outside of the United States, it may become increasingly likely that we would repatriate some of our foreign cash balances to the United States. In such event, we would be subject to additional income taxes in the United States.

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
Aspects of our business are subject to federal, state and international laws regarding privacy and protection of user data. For example, in the United States, regulations such as the Gramm-Leach-Bliley Act of 1999 (as amended or supplemented), which protects and restricts the use of consumer credit and financial information, and the Health Insurance Portability and Accountability Act of 1996 (as amended or supplemented), which regulates the use and disclosure of personal health information, impose significant requirements and obligations on businesses that may affect the use and adoption of our service. The European Union has also adopted a data privacy directive that requires member states to impose restrictions on the collection and use of personal data that, in some respects, are far more stringent, and impose more significant burdens on subject businesses, than current privacy standards in the United States. We post our privacy policies and practices concerning the use and disclosure of user data on our website. Any failure by us to comply with our posted privacy policies or other federal, state or international privacy-related or data protection laws and regulations could result in proceedings against us by governmental entities or others which could harm our business, operating results and financial condition.

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
We have a stockholder rights plan providing for one right for each outstanding share of our common stock. Each right, when exercisable, entitles the registered holder to purchase certain securities at a specified purchase price. The rights plan may have the anti-takeover effect of causing substantial dilution to a person or group that attempts to acquire TIBCO on terms not approved by our Board of Directors. The existence of the rights plan could limit the price that certain investors might be willing to pay in the future for shares of our common stock and could discourage, delay or prevent a merger or acquisition that stockholders may consider favorable. In addition, provisions of our current certificate of incorporation and bylaws, as well as Delaware corporate law, could make it more difficult for a third party to acquire us without the support of our Board of Directors, even if doing so would be beneficial in the short term to our stockholders.

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
Market Information
Our common stock is quoted on the NASDAQ Global Select Market ("NASDAQ") under the symbol "TIBX." The following table presents the high and low intra-day sale prices of our common stock on NASDAQ during the fiscal quarters indicated:

Fiscal Year 2013	High	Low
First quarter ended March 3, 2013	$25.44	$18.95
Second quarter ended June 2, 2013	$24.02	$18.18
Third quarter ended September 1, 2013	$25.76	$19.92
Fourth quarter ended November 30, 2013	$27.15	$22.71
Fiscal Year 2012
First quarter ended March 4, 2012	$29.95	$20.04
Second quarter ended June 3, 2012	$34.67	$25.26
Third quarter ended September 2, 2012	$30.78	$25.00
Fourth quarter ended November 30, 2012	$32.95	$23.58
Holders of Record
As of January 20, 2014, there were approximately 1,852 stockholders of record of our common stock.
Dividends
We have never declared or paid any cash dividends on our common stock, and we do not anticipate paying any cash dividends in the foreseeable future. In addition, our revolving credit facility restricts our ability to pay cash dividends, unless there is no default under the facility and our consolidated leverage ratio is less than 2.75:1.00 after giving effect to such dividend. This consolidated leverage ratio decreases to 2.50:1.00 with respect to the second fiscal quarter of our fiscal year 2014.
Equity Compensation Plan Information
For equity compensation plan information, please refer to Item 12 in Part III of this Annual Report on Form 10-K.

Performance Graph
The following graph compares the five-year cumulative total return to stockholders on our common stock for the period ending November 30, 2013, with the cumulative total return of the NASDAQ Composite Index and the S&P Information Technology Index. The graph assumes that $100.00 was invested on November 30, 2008 in each of our common stock, the NASDAQ Composite Index and the S&P Information Technology Index, and that all dividends were reinvested. No cash dividends have been declared or paid on our common stock. The comparisons in the table are required by the SEC and are not intended to forecast or be indicative of possible future performance of our common stock.

	As of November 30,
	2008	2009	2010	2011	2012	2013
TIBCO Software Inc.	$100.00	$177.69	$405.79	$566.12	$517.56	$499.38
NASDAQ Composite Index	$100.00	$141.56	$166.07	$175.98	$205.31	$273.14
S&P Information Technology Index	$100.00	$155.82	$172.27	$187.34	$213.27	$262.95

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
On April 26, 2013, we announced that our Board of Directors approved a new stock repurchase program pursuant to which we may repurchase up to $300.0 million of our outstanding common stock from time to time in the open market or through privately negotiated transactions. In connection with the approval of this program, our Board of Directors also terminated our previous $300.0 million stock repurchase program from March 2012, and the remaining authorized amount of approximately $75.8 million under the March 2012 stock repurchase program was canceled. As of November 30, 2013, the remaining authorized amount for stock repurchases under the April 2013 stock repurchase program was approximately $240.7 million.

The following table provides information about the repurchase of our common stock during the three months ended November 30, 2013 (in thousands, except per share data):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
September 1 – September 30	—	$—	—	$266,183
October 1 – October 31	1,000	$25.45	—	$240,731
November 1 – November 30	—	$—	—	$240,731
Total	1,000	$25.45	—

ITEM 6.	SELECTED FINANCIAL DATA
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
All amounts presented in the table below are stated in thousands, except for per share data.

	Year Ended November 30,
	2013	2012	2011	2010	2009
Selected Consolidated Statements of Operations Data:
Revenue:
License	$405,471	$410,306	$377,618	$301,532	$247,237
Service and maintenance	664,479	614,307	542,628	452,475	374,151
Total revenue	1,069,950	1,024,613	920,246	754,007	621,388
Cost of revenue:
License	47,324	41,363	35,309	35,325	28,252
Service and maintenance	260,121	241,452	212,066	162,468	130,800
Total cost of revenue	307,445	282,815	247,375	197,793	159,052
Gross profit	762,505	741,798	672,871	556,214	462,336
Operating expenses:
Research and development	170,922	154,535	143,173	124,654	108,691
Sales and marketing	348,302	317,001	285,366	240,357	204,212
General and administrative	65,950	70,868	59,990	49,260	46,666
Amortization of acquired intangible assets	18,852	19,654	19,149	16,414	14,165
Acquisition related and other	1,509	2,672	1,840	3,421	—
Restructuring charges	12,553	(648)	8,926	6,953	—
Total operating expenses	618,088	564,082	518,444	441,059	373,734
Income from operations	144,417	177,716	154,427	115,155	88,602
Interest and other income (expense), net	521	994	(472)	(160)	3,983
Interest expense	(34,330)	(23,396)	(4,020)	(4,123)	(2,968)
Income before income taxes	110,608	155,314	149,935	110,872	89,617
Provision for income taxes	26,400	33,200	37,300	32,401	27,097
Net Income	84,208	122,114	112,635	78,471	62,520
Less: Net income attributable to noncontrolling interest	188	107	229	383	218
Net income attributable to TIBCO Software Inc.	$84,020	$122,007	$112,406	$78,088	$62,302
Net income per share attributable to TIBCO Software Inc.:
Basic	$0.52	$0.76	$0.70	$0.49	$0.37
Diluted	$0.50	$0.72	$0.65	$0.46	$0.36
Shares used in computing net income per share attributable to TIBCO Software Inc.:
Basic	160,963	160,330	161,469	160,959	168,970
Diluted	167,848	169,698	173,272	170,953	172,328

	As of November 30,
	2013	2012	2011	2010	2009
Selected Consolidated Balance Sheets Data:
Cash, cash equivalents and short-term investments	$745,951	$761,720	$308,373	$245,493	$292,836
Working capital	624,923	600,509	192,263	168,853	218,055
Total assets	2,006,113	1,946,908	1,332,938	1,204,999	1,166,339
Total long-term debt	540,022	524,466	65,711	38,108	42,525
Total TIBCO Software Inc. stockholders’ equity	952,217	905,174	848,066	808,568	796,749

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Executive Overview
Our products are currently licensed by companies worldwide in diverse industries such as financial services, telecommunications, energy, retail, life sciences, manufacturing, transportation, government, insurance, and business services. We sell our products through a direct sales force and through alliances with leading software vendors and system integrators.
Our revenue consists primarily of license and maintenance fees from our customers, distributors and partners (including system integrators, resellers, professional service organizations and business partners) who embed our software in their products. In addition, we receive fees from our customers for providing consulting services.
Our revenue is generally derived from a diverse customer base. No single customer represented greater than 10% of our total revenue in fiscal years 2013, 2012 or 2011. As of November 30, 2013 and 2012, no single customer had a balance in excess of 10% of our net accounts receivable. We establish allowances for doubtful accounts based on our evaluation of collectibility and an allowance for returns and discounts based on specifically identified credits and historical experience.
For the fiscal year ended November 30, 2013, we recorded total revenue of $1,070.0 million, an increase of 4% over fiscal year 2012. License revenue was $405.5 million, a decrease of 1% over the previous year. In addition, we generated cash flow from operations of $206.0 million, for a decrease of 13% year-over-year. Diluted earnings per share under generally accepted accounting principles in the United States of America ("GAAP") was $0.50 in fiscal year 2013 as compared to $0.72 for fiscal year 2012 for a decrease of 30%. We ended fiscal year 2013 with $746.0 million in cash, cash equivalents and short-term investments, while also having spent approximately $130.7 million to repurchase shares of our common stock during fiscal year 2013.
We have an active acquisition program. In fiscal year 2013, we acquired Extended Results, Inc (“Extended Results”), a provider of mobile business intelligence software and services, StreamBase Systems, Inc. (“StreamBase”), a provider of high performance event processing and real-time analytics software and Maporama Solutions (“Maporama”), a provider of location intelligence and geospatial analytics solutions. In fiscal years 2012 and 2011, we acquired a total of three businesses.
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

We enter into multiple element revenue arrangements in which a customer may purchase a combination of software licenses, hosting services, maintenance, professional services and hardware. If a tangible hardware product includes software, we determine if the tangible hardware and the software work together to deliver the product's essential functionality. If so, the entire product is accounted for as a non-software deliverable; otherwise the hardware product and the software are accounted for separately. For multiple element arrangements that contain non-software related elements, for example our hosting services, we allocate revenue to each non-software element based upon the relative selling price of each, and if software and software-related elements are also included in the arrangement, to those elements as a group based on our estimated selling price ("ESP") for the group. When applying the relative selling price method, we determine the selling price for each deliverable using VSOE of selling price, if applicable, or by using third-party evidence ("TPE") of the selling price. If neither VSOE nor TPE of selling price exist for a deliverable, we use our ESP for multiple element arrangements that include non-software components. The objective of ESP is to determine the price at which we would transact a sale if the product or service were sold on a stand-alone basis. We determine ESP by considering multiple factors, including, but not limited to, geographies, market conditions, competitive landscape, internal costs, gross margin objectives and pricing practices. ESP is generally used for offerings that are not typically sold on a stand-alone basis or for new or highly customized offerings. Revenue allocated to each element is then recognized when the basic revenue recognition criteria are met for each element.
We show revenue from sales of software licenses and hardware as license revenue, and revenue from maintenance, professional services and hosting as services and maintenance revenue in our Consolidated Statements of Operations. Revenue recognized from hardware sales represents less than 3% of total revenue.
Allowances for Doubtful Accounts, Returns and Discounts.    We establish allowances for doubtful accounts, returns and discounts based on our review of credit profiles of our customers, contractual terms and conditions, current economic trends and historical payment, return and discount experience. We reassess the allowances for doubtful accounts, returns and discounts each period. Historically, our actual uncollectible accounts, returns, discounts and credits have been consistent with these provisions. However, unexpected events or significant future changes in trends could result in a material impact to our future statements of operations and of cash flows. If we made different judgments or utilized different estimates for any period, material differences in the amount and timing of revenue or bad debt expense recognized could result. Our allowances for doubtful accounts, returns and discounts as a percentage of net revenues were less than 1% in each of fiscal years 2013, 2012 and 2011. See Note 6 to our Consolidated Financial Statements included in this Annual Report on Form 10-K for a summary of activities during the years reported.
Stock-Based Compensation.    We utilize the Black-Scholes option pricing model for determining the estimated fair value of our share-based awards. The Black-Scholes model requires the use of subjective and complex assumptions to determine the fair value of share-based awards, including the option’s expected term and the price volatility of the underlying stock. We determined that a blend of implied volatility and historical volatility is more reflective of the market conditions and a better indicator of expected volatility than historical volatility alone. The fair value of the awards that are ultimately expected to vest is recognized over the requisite service periods typically on a straight-line basis in our Consolidated Statements of Operations. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.
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
Business Combinations.    We allocate the purchase price of acquired companies to the tangible and intangible assets acquired and liabilities assumed, as well as to in-process research and development, based upon their estimated fair values at the acquisition date. The purchase price allocation process requires our management to make significant estimates and assumptions at the acquisition date with respect to the fair value of:

•	intangible assets acquired from the acquiree;

•	software license updates and product support obligations assumed from the acquiree;

•	tax assets and liabilities assumed from the acquiree;

•	stock awards assumed from the acquiree that are included in the purchase price; and

•	pre-acquisition obligations and contingencies assumed from the acquiree.

Although we believe the assumptions and estimates we have made in the past have been reasonable and appropriate, they are based in part on historical experience and information obtained from the management of the acquired companies and are inherently uncertain.
Impairment of Goodwill, Intangible Assets and Long-Lived Assets.    Our goodwill and intangible assets result from our business acquisitions. Goodwill and intangible assets with indefinite useful lives are not amortized, but are instead tested for impairment at least annually or as circumstances indicate their value may no longer be recoverable. We do not carry any intangible assets with indefinite useful lives other than goodwill. We perform our annual impairment test at the end of the fiscal year. As we operate our business in one reporting unit, our goodwill is tested for impairment at the enterprise level. To assess if goodwill is impaired, we first perform a qualitative assessment to determine whether further impairment testing is necessary. If, as a result of the qualitative assessment, we consider it more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, we perform a quantitative impairment test in a two-step process. For the first step, we screen for impairment, and if any possible impairment exists, we undertake a second step of measuring such impairment by performing discounted cash flow analyses. These analyses are based on cash flow assumptions that are consistent with the plans and estimates being used to manage our business. In the first step, we review the carrying amount of our reporting unit at enterprise level compared to the "fair value" of the enterprise based on quoted market prices of our common stock. An excess carrying value to fair value would indicate that goodwill may be impaired. If we determined that goodwill may be impaired, then we would compare the "implied fair value" of the goodwill. We periodically re-evaluate our business and have determined that we continue to operate in one segment, which we consider our sole reporting unit. If our assumptions change in the future, we may be required to record impairment charges to reduce the carrying value of our goodwill. Changes in the valuation of goodwill could materially impact our operating results and financial position.
We evaluate the recoverability of our long-lived assets including amortizable intangible and tangible assets in accordance with authoritative guidance. When events or changes in circumstances indicate that the carrying amount of long-lived assets may not be recoverable, we recognize such impairment in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets. Our acquired intangible assets with definite useful lives are amortized on a straight line basis over their useful lives, and periodically tested for impairment. As of November 30, 2013, we had $582.1 million of goodwill, $101.1 million of property and equipment and $119.4 million of acquired intangible assets. If our estimates or the related assumptions change in the future, we may be required to record impairment charges to reduce the carrying value of these assets. Changes in the valuation of long-lived assets could materially impact our operating results and financial position.
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

As part of the process of preparing our Consolidated Financial Statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves us estimating our current tax exposures, if any, under the most recent tax laws and assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in current taxes payable and deferred tax assets and liabilities, which are included in our Consolidated Balance Sheets.
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
We assess the likelihood that we will be able to realize our deferred tax assets. We consider all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. The available positive evidence at November 30, 2013 included historical operating profits and a projection of future income.
As of November 30, 2013, we believed that the amount of deferred tax assets recorded on our balance sheet would ultimately be realized on a more-likely-than-not basis. However, should there be a change in our ability to realize our deferred tax assets, our tax provision would increase in the period in which we determine that it is more likely than not that we cannot realize our deferred tax assets.
U.S. income taxes and foreign withholding taxes have not been provided for on a cumulative total of $331.9 million of undistributed earnings for certain non-U.S. subsidiaries. With the exception of our subsidiaries in the United Kingdom and Japan, net undistributed earnings of our foreign subsidiaries are considered to be indefinitely reinvested, and accordingly, no provision for U.S. income taxes has been provided thereon. We have sufficient cash reserves in the U.S. and do not intend to repatriate our foreign earnings. We intend to use the undistributed foreign earnings for acquisitions, local operations expansion and to meet local operating working capital needs. Upon distribution of these earnings in the form of dividends or otherwise, we will be subject to U.S. income taxes net of available foreign tax credits associated with these earnings. Determination of the amount of unrecognized deferred tax liability related to these earnings is not practicable at this time.
See Note 19 to our Consolidated Financial Statements included in this Annual Report on Form 10-K.

Results of Operations
The following table presents certain Consolidated Statements of Operations data as percentages of total revenue for the periods indicated:

	Year Ended November 30,
	2013	2012	2011
Revenue:
License	38%	40%	41%
Service and maintenance	62	60	59
Total revenue	100	100	100
Cost of revenue:
License	5	4	4
Service and maintenance	24	24	23
Total cost of revenue	29	28	27
Gross profit	71	72	73
Operating expenses:
Research and development	16	15	16
Sales and marketing	33	31	31
General and administrative	6	7	6
Amortization of acquired intangible assets	2	2	2
Acquisition related and other	—	—	—
Restructuring charges	1	—	1
Total operating expenses	58	55	56
Income from operations	13	17	17
Interest income	—	—	—
Interest expense	(3)	(2)	(1)
Other income (expense), net	—	—	—
Income before provision for income taxes	10	15	16
Provision for income taxes	2	3	4
Net income	8	12	12
Less: Net income attributable to noncontrolling interest	—	—	—
Net income attributable to TIBCO Software Inc.	8%	12%	12%
Our Consolidated Results of Operations have included incremental revenue and expenses related to the acquisitions of Extended Results, StreamBase and Maporama in fiscal year 2013, LogLogic in fiscal year 2012, and Nimbus and Loyalty Lab in fiscal year 2011. In connection with these acquisitions, we have incurred additional expenses, including amortization of intangible assets and acquired technology, stock-based compensation, personnel and related costs, facility and infrastructure costs, and other charges.
All amounts presented in the tables in the Results of Operations are stated in thousands of dollars, except percentages and unless otherwise stated.

Total Revenue
Our total revenue consisted primarily of license, service and maintenance fees from our customers, distributors and partners.

	Year Ended November 30,			Percentage Change
	2013	2012	2011	2012 to 2013	2011 to 2012
Total revenue	$1,069,950	$1,024,613	$920,246	4%	11%

Total revenue in fiscal year 2013 compared to fiscal year 2012 increased by $45.3 million or 4%. The increase was primarily due to a $50.2 million or 8% increase in service and maintenance revenue. Geographically, we experienced growth in total revenue from the Americas region in fiscal year 2013 where total revenue increased by $54.2 million or 10%.
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
We had no single customer that accounted for more than 10% of total revenue in fiscal years 2013, 2012 or 2011. Our products are licensed by companies worldwide in diverse industries, including financial services, telecommunications, energy, retail, life sciences, manufacturing, transportation, government, insurance, and business services sectors.
See Note 21 to our Consolidated Financial Statements included in this Annual Report on Form 10-K for further details on total revenue by region.
License Revenue

	Year Ended November 30,			Percentage Change
	2013	2012	2011	2012 to 2013	2011 to 2012
License revenue	$405,471	$410,306	$377,618	(1)%	9%
Percentage of total revenue	38%	40%	41%
We license a wide range of products to customers in various industries and geographic regions. License revenue decreased by $4.8 million or 1% in fiscal year 2013 compared to fiscal year 2012. The decrease consisted of a $11.9 million decrease in integration and core infrastructure and a $11.5 million decrease in process automation and collaboration, partially offset by an $18.6 million increase in business optimization. License revenue increased by $32.7 million or 9% in fiscal year 2012 compared to fiscal year 2011. The increase consisted of a $33.6 million increase in business optimization and a $5.1 million increase in process automation and collaboration, partially offset by a $6.0 million decrease in integration and core infrastructure.
Our license revenue in fiscal years 2013, 2012 and 2011 was derived as follows:

	Year Ended November 30,
	2013	2012	2011
Integration and core infrastructure	47%	50%	56%
Business optimization	44	39	33
Process automation and collaboration	9	11	11
Total license revenue	100%	100%	100%

Our license revenue in a particular period is dependent upon the timing, number and size of license deals. Selected data about our license deals recognized for the respective periods is summarized as follows:

	Year Ended November 30,
	2013	2012	2011
Number of license deals of $1.0 million or more	73	81	84
Number of license deals of $0.1 million or more	584	568	534
Average size of license deals of $0.1 million or more (in millions)	$0.6	$0.7	$0.7

Cost of License Revenue

	Year Ended November 30,			Percentage Change
	2013	2012	2011	2012 to 2013	2011 to 2012
Cost of license revenue	$47,324	$41,363	$35,309	14%	17%
Percentage of total revenue	4%	4%	4%
Percentage of license revenue	12%	10%	9%
Cost of license revenue mainly consisted of amortization of developed technologies and royalty costs acquired through acquisitions. The $6.0 million or 14% increase in fiscal year 2013 compared to fiscal year 2012 resulted primarily from a $2.1 million increase in cost of goods sold, a $2.0 million increase in amortization of developed technologies and a $1.2 million increase in royalty costs. The $6.1 million or 17% increase in fiscal year 2012 compared to fiscal year 2011 resulted primarily from a $3.9 million increase in royalty costs and a $1.0 million increase in cost of goods sold.
Service and Maintenance Revenue and Costs

	Year Ended November 30,			Percentage Change
	2013	2012	2011	2012 to 2013	2011 to 2012
Service and maintenance revenue	$664,479	$614,307	$542,628	8%	13%
Percentage of total revenue	62%	60%	59%
Cost of service and maintenance revenue	$260,121	$241,452	$212,066	8%	14%
Percentage of total revenue	24%	24%	23%
Percentage of service and maintenance revenue	39%	39%	39%
Service and maintenance revenue increased by $50.2 million or 8% in fiscal year 2013 compared to fiscal year 2012. The increase in fiscal year 2013 was the result of a $32.6 million increase in maintenance revenue and a $17.5 million increase in consulting and training services revenue. Service and maintenance revenue increased by $71.7 million or 13% in fiscal year 2012 compared to fiscal year 2011. The increase in fiscal year 2012 was the result of a $37.4 million increase in maintenance revenue and a $34.3 million increase in consulting and training services revenue. Maintenance revenue increased primarily due to continued growth in our installed software base in fiscal years 2013 and 2012. In both fiscal year 2013 and 2012, consulting revenue increased due to an increase in both the number and size of engagements, reflecting our increased focus on providing more services to our customers.
Cost of service and maintenance revenue consisted primarily of compensation and other related expenses for consultants, customer support personnel and third-party contractors associated with providing consulting services and stock-based compensation expense. The $18.7 million or 8% increase in fiscal year 2013 compared to fiscal year 2012 resulted primarily from an increase of $13.2 million in employee-related expenses and an increase of $1.4 million in subcontractor costs. Increased employee-related expenses were primarily due to an increase in professional services and customer support staff.
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
Research and Development Expenses
Research and development expenses consisted primarily of employee-related expenses, including salaries, benefits, stock-based compensation expenses, bonus and third-party contractor fees and related costs associated with the development and enhancement of our products.

	Year Ended November 30,			Percentage Change
	2013	2012	2011	2012 to 2013	2011 to 2012
Research and development expenses	$170,922	$154,535	$143,173	11%	8%
Percentage of total revenue	16%	15%	16%
Total research and development expenses increased by $16.4 million or 11% in fiscal year 2013 compared to fiscal year 2012, primarily due to a $9.7 million increase in employee-related expenses and a $5.3 million increase in subcontractor costs. The increase in employee-related expenses and subcontractor costs was due to the expansion of our research and development operations.
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
Sales and Marketing Expenses
Sales and marketing expenses consisted primarily of employee-related expenses, including salaries, sales commissions, benefits, stock-based compensation expenses, bonus, related costs of our direct sales force and marketing staff and the cost of marketing programs, including customer conferences, promotional materials, trade shows, advertising and related travel expenses.

	Year Ended November 30,			Percentage Change
	2013	2012	2011	2012 to 2013	2011 to 2012
Sales and marketing expenses	$348,302	$317,001	$285,366	10%	11%
Percentage of total revenue	33%	31%	31%
Total sales and marketing expenses increased by $31.3 million or 10% in fiscal year 2013 compared to fiscal year 2012, primarily due to a $25.0 million increase in employee-related expenses, a $1.6 million increase in travel expenses, and a $1.2 million increase in marketing programs. The increase in employee-related expenses was primarily due to an increase in headcount. The increase in travel and marketing expenses was due to increased sales and marketing activities.
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
General and Administrative Expenses
General and administrative expenses consisted primarily of employee-related expenses, including salaries, stock-based compensation expenses, benefits, bonus, third-party contractor fees and related costs for general corporate functions such as executive, legal, finance, accounting and human resources.

	Year Ended November 30,			Percentage Change
	2013	2012	2011	2012 to 2013	2011 to 2012
General and administrative expenses	$65,950	$70,868	$59,990	(7)%	18%
Percentage of total revenue	6%	7%	6%
Total general and administrative expenses decreased by $4.9 million or 7% in fiscal year 2013 compared to fiscal year 2012, primarily due to a $5.7 million decrease in employee-related expenses offset by a $1.5 million increase in fees and charges. The decrease in employee-related expenses was due to lower stock-based compensation expenses discussed further in the subsection entitled "Stock-Based Compensation" below.
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

	Year Ended November 30,			Percentage Change
	2013	2012	2011	2012 to 2013	2011 to 2012
Amortization of acquired intangible assets:
In cost of revenue	$17,930	$15,899	$15,512
In operating expenses	18,852	19,654	19,149
Total amortization expenses	$36,782	$35,553	$34,661	3%	3%
Percentage of total revenue	3%	3%	4%
Amortization expenses increased by $1.2 million or 3% in fiscal year 2013 compared to fiscal year 2012. The increase in amortization expenses in fiscal year 2013 was primarily due to intangible assets acquired through our acquisitions in fiscal year 2013 of Extended Results, StreamBase and Maporama. Amortization expenses increased by $0.9 million or 3% in fiscal year 2012 compared to fiscal year 2011. The increases in amortization expenses in fiscal year 2012 were primarily due to intangible assets acquired through our acquisition in fiscal year 2012 of LogLogic. See Note 8 to our Consolidated Financial Statements included in this Annual Report on Form 10-K for further details on acquired intangible assets.

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

	Year Ended November 30,			Percentage Change
	2013	2012	2011	2012 to 2013	2011 to 2012
Acquisition related and other expenses
Transitional and other employee related costs	$157	$1,116	$37
Professional services fees and other	1,352	1,556	1,803
Total acquisition related and other expenses	$1,509	$2,672	$1,840	(44)%	45%
Percentage of total revenue	—%	—%	—%
Restructuring Charges
Restructuring charges were primarily related to severance for employee terminations, excess facilities and other corporate actions aimed at increasing efficiencies and reducing redundancy costs, including those arising from past acquisitions.

	Year Ended November 30,			Percentage Change
	2013	2012	2011	2012 to 2013	2011 to 2012
Restructuring charges	$12,553	$(648)	$8,926	2,037%	(107)%
Percentage of total revenue	1%	—%	1%
During fiscal year 2013, we recorded $12.6 million in restructuring charges related to our 2013 restructuring plan. During fiscal year 2012, we recorded a $0.6 million adjustment in restructuring charges related to our 2011 restructuring plan due to changes in estimates. During fiscal year 2011, we recorded $8.9 million in restructuring charges related to our 2011 restructuring plan and our 2010 restructuring plan. Also see Note 9 to our Consolidated Financial Statements included in this Annual Report on Form 10-K for further discussion on restructuring charges.

Stock-Based Compensation
The stock-based compensation expenses included in our statements of operations corresponding to the same functional lines as cash compensation paid to the same employees in the respective departments are as follows:

	Year Ended November 30,			Percentage Change
	2013	2012	2011	2012 to 2013	2011 to 2012
Stock-based compensation expenses:
Cost of revenue	$9,186	$5,142	$4,715
Research and development	15,888	15,131	11,441
Sales and marketing	17,479	21,211	17,206
General and administrative	11,082	19,662	15,505
Total	$53,635	$61,146	$48,867	(12)%	25%
Percentage of total revenue	5%	6%	5%
Total stock-based compensation expenses decreased by $7.5 million or 12% in fiscal year 2013 compared to fiscal year 2012. The decrease is due to a $16.3 million decrease in stock-based compensation expenses related to performance-based restricted stock units ("PRSUs") and a $2.8 million decrease related to stock options, offset by a $11.5 million increase in stock-based compensation expenses related to service-based stock awards. The stock-based compensation expense recorded to date of $3.1 million that related to PRSUs granted in 2012 was reversed in the third quarter of fiscal year 2013 as it is improbable that certain performance criteria for vesting of these awards will be achieved.
Total stock-based compensation expenses increased by $12.3 million or 25% in fiscal year 2012 compared to fiscal year 2011. The increase is due to a $7.7 million increase in stock-based compensation expenses related to PRSUs and a $4.9 million increase in stock-based compensation expenses related to service-based stock awards.
Interest Income

	Year Ended November 30,			Percentage Change
	2013	2012	2011	2012 to 2013	2011 to 2012
Interest income	$938	$1,109	$1,374	(15)%	(19)%
Percentage of total revenue	—%	—%	—%
Interest income decreased 15% in fiscal year 2013 compared to fiscal year 2012 and decreased 19% in fiscal year 2012 compared to fiscal year 2011, primarily due to lower returns from investments.
Interest Expense

	Year Ended November 30,			Percentage Change
	2013	2012	2011	2012 to 2013	2011 to 2012
Interest expense	$(34,330)	$(23,396)	$(4,020)	47%	482%
Percentage of total revenue	(3)%	(2)%	(1)%
Interest expense is primarily related to the outstanding borrowings under our convertible senior notes, our mortgage note, which was paid in full in May 2013, and any outstanding borrowings under our credit facility. See Note 10 and 11 to our Consolidated Financial Statements included in this Annual Report on Form 10-K for further detail on the credit facility, mortgage note and the convertible senior notes.
Interest expense increased by $10.9 million in fiscal year 2013 compared to fiscal year 2012. Interest expense increased by $19.4 million in fiscal year 2012 compared to fiscal year 2011. The increase in each of fiscal year 2013 and fiscal year 2012 was primarily due to the $600.0 million convertible senior notes we issued in April 2012 with an interest rate of 2.25%.

Other Income (Expense), net
Other income (expense), net, included foreign exchange gain (loss), realized gains and losses on investments and other miscellaneous income and expense items.

	Year Ended November 30,			Percentage Change
	2013	2012	2011	2012 to 2013	2011 to 2012
Other income (expense):
Foreign exchange gain (loss)	$(711)	$(685)	$(1,916)
Realized gain (loss) on investments	298	485	31
Other income (expense), net	(4)	85	39
Total other income (expense), net	$(417)	$(115)	$(1,846)	263%	(94)%
Percentage of total revenue	—%	—%	—%
Income Taxes

	Year Ended November 30,			Percentage Change
	2013	2012	2011	2012 to 2013	2011 to 2012
Provision for (benefit from) income tax	$26,400	$33,200	$37,300	(20)%	(11)%
Effective tax rate	24%	21%	25%
The effective tax rate was 24%, 21% and 25% in fiscal years 2013, 2012 and 2011, respectively. The effective tax rate in fiscal years 2013, 2012 and 2011 differed from the statutory rate of 35% primarily due to the benefits resulting from research and development credits, the geographic allocation of the business, foreign income taxed at rates lower than the U.S. statutory rate, domestic manufacturing incentives and state income tax expense which was partially offset in certain years by the impact of certain stock-based compensation charges.
In fiscal year 2013, a discrete tax provision of $11.8 million was accrued to adjust taxes provided for the prior years' reserve for uncertain tax positions and withholding taxes in jurisdictions where we do not expect to benefit from a foreign tax credit. In fiscal year 2013, we recorded an out-of-period adjustment of $2.2 million related to a tax benefit that was not recorded during fiscal year 2012.
In fiscal year 2012, a discrete tax provision of $2.7 million was accrued to adjust taxes provided for the prior years' reserve for uncertain tax positions and withholding taxes in jurisdictions where we do not expect to benefit from a foreign tax credit.
In fiscal year 2011, a $3.2 million tax benefit was recorded primarily related to lapses of statutes of limitations and reinstatement of federal research and development credit.
On January 2, 2013, the American Taxpayer Relief Act of 2012 (H.R. 8 as amended) was signed into law which extended the federal research and development credit through December 31, 2013. The federal research and development credit was reinstated retroactively to January 1, 2012. We recognized $3.3 million of the retroactive tax benefit of the federal research and development credit for the eleven months ended November 30, 2012 in fiscal year 2013.
We expect to use the single sales factor apportionment for California state taxation, which is expected to lower our future taxable state income. This reduction in taxable income may affect the extent to which we can benefit from $14.3 million (net of reserve for uncertain tax positions) in research and development credit carryforwards and $4.8 million in net operating loss carryforwards. If we determine that it is more likely than not that we will not be able to fully utilize these carryforwards, we will recognize a valuation allowance against the related deferred tax assets.

In fiscal year 2013, the amount of gross unrecognized tax benefits increased by $34.3 million primarily due to current period transfer pricing exposures. The total amount of gross unrecognized tax benefits was $89.7 million as of November 30, 2013, of which $73.5 million would benefit tax expense if realized. We elected to include interest expense and penalties accrued on unrecognized tax benefits as a component of our income tax expense. Due to the uncertainty of tax audit outcomes and the timing of tax audit settlements, we are unable to estimate the changes to our unrecognized tax benefits over the next twelve months.

See Note 19 to our Consolidated Financial Statements included in this Annual Report on Form 10-K.
Liquidity and Capital Resources
Current Cash Flows
As of November 30, 2013, we had cash and cash equivalents totaling $662.1 million, representing a decrease of $65.2 million from November 30, 2012. As of November 30, 2013, $315.7 million of our cash and cash equivalents were held by our foreign subsidiaries. Our current intention is to reinvest the majority of our earnings from foreign operations. Our current plans do not anticipate a need to repatriate cash to fund our domestic operations. In the event cash from foreign operations is needed to fund operations in the U.S., we would be subject to additional income taxes in the U.S. reduced by any foreign taxes paid on these earnings.
Net cash provided by operating activities in fiscal year 2013 was $206.0 million, resulting from net income of $84.2 million, adjusted for $106.7 million in non-cash charges and a $15.1 million net change in assets and liabilities. The non-cash charges included depreciation and amortization, stock-based compensation, tax benefits related to stock benefit plans, deferred income tax and other non-cash adjustments, less excess tax benefits from stock-based compensation recorded in financing activities. Net change in assets and liabilities included an increase in accrued liabilities and restructuring costs, an increase in accounts payable and a decrease in accounts receivable, partially offset by an increase in prepaid expenses and other assets and a decrease in deferred revenue.
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
Net cash used in investing activities was $143.7 million in fiscal year 2013, resulting primarily from cash used, net of cash acquired, of $74.9 million for the Extended Results, StreamBase and Maporama acquisitions, net cash used for purchases of short-term investments in marketable securities of $48.1 million, $19.3 million in capital expenditures and $1.2 million in restricted cash pledged as security.
Net cash used in financing activities was $130.5 million in fiscal year 2013, resulting primarily from the repurchase of our shares of common stock in an amount totaling $130.7 million, $35.7 million in net payments on debt and $13.3 million in withholding taxes related to restricted stock net share settlement, partially offset by $30.7 million cash received from the exercise of stock options and the sale of stock under our employee stock purchase program and $18.5 million in excess tax benefits from stock-based compensation.
In April 2012, we issued convertible senior notes (the "Notes") with an aggregate principal amount of $600.0 million due in 2032. We used approximately $121.0 million of the net proceeds from the offering to fund the purchase of approximately 3.6 million shares of our common stock concurrently with the offering of the Notes and approximately $150.0 million of the net proceeds to repay indebtedness outstanding under the 2011 Credit Facility, which was originally incurred to fund repurchases of our common stock and our acquisition of LogLogic.
On April 26, 2013, we announced that our Board of Directors approved a stock repurchase program pursuant to which we may repurchase up to $300.0 million of our outstanding common stock from time to time in the open market or through privately negotiated transactions. In connection with the approval of this program, our Board of Directors also terminated our previous $300.0 million stock repurchase program from March 2012, and the remaining authorized amount of $75.8 million under the March 2012 stock repurchase program available for repurchasing common stock was canceled.
In fiscal year 2013, we repurchased 6.0 million shares of our outstanding common stock at an average price of $21.63 per share pursuant to the stock repurchase programs, for an aggregate purchase price of $130.7 million. As of November 30, 2013, the remaining authorized amount for stock repurchases under the April 2013 stock repurchase program was approximately $240.7 million.
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

We must maintain a minimum consolidated interest coverage ratio of 3.5:1.0 and a maximum consolidated leverage ratio of 3.00:1.00 in addition to other customary affirmative and negative covenants. The maximum consolidated leverage ratio decreases to 2.75:1.00 with respect to the second fiscal quarter of our fiscal year 2014. We had no borrowings outstanding under our credit facility as of November 30, 2013.

As of November 30, 2013, we were in compliance with all covenants under this facility.
Line of Credit

We also have a $10.0 million revolving line of credit that matures in June 2014 (the "Line of Credit"). The revolving Line of Credit is available for cash borrowings and for the issuance of letters of credit up to $10.0 million. The Line of Credit, as amended, contains financial covenants substantially identical to those of the 2011 Credit Facility, as well as other customary affirmative and negative covenants. As of November 30, 2013 we had a total of $1.6 million outstanding with respect to letters of credit in connection with sales and lease transactions.

As of November 30, 2013, we were in compliance with all covenants under the Line of Credit.

Mortgage Note

In May 2013, we repaid the outstanding balance on our mortgage note of $34.7 million in full.
Guarantee Credit Line
We have a revolving guarantee credit line of approximately $16.3 million available for issuance of bank guarantees denominated in foreign currency. Issued bank guarantees were approximately $13.7 million and $12.5 million in fiscal years 2013 and 2012, respectively, and were collateralized by pledging the equivalent amount under restricted cash as required under our guarantee credit line. Other various contractual commitments also require us to pledge cash as security under restricted cash. As of November 30, 2013 and 2012, we had restricted cash of $15.7 million and $14.6 million, respectively, which is included in Other Assets on our Consolidated Balance Sheets.
Commitments
In June 2003, we purchased our corporate headquarters with a $54.0 million mortgage note to lower our operating costs. The mortgage note payable carried a 20-year amortization and a fixed annual interest rate of 5.50%. In May 2013, we repaid the outstanding balance on our mortgage note of $34.7 million in full.
In conjunction with the purchase of our corporate headquarters, we entered into a 51-year lease of the land upon which the property is located. The lease was paid in advance for a total of $28.0 million, but is subject to adjustments every ten years based upon changes in fair market value of the land. Currently, we are negotiating the first adjustment under the lease and expect a rent increase that will take effect in April 2014. We have the option to prepay any rent increases due as a result of a change in fair market value.

As of November 30, 2013, our contractual commitments associated with indebtedness, lease obligations and restructuring are as follows (in thousands):

	Total	2014	2015	2016	2017	2018	Thereafter
Operating commitments:
Debt principal	$600,000	$—	$—	$—	$600,000	$—	$—
Debt interest	47,250	13,500	13,500	13,500	6,750	—	—
Operating leases(1)	40,290	10,568	7,512	7,272	5,851	4,749	4,338
Total commitments	$687,540	$24,068	$21,012	$20,772	$612,601	$4,749	$4,338

(1)	Operating leases include future minimum rent payments, net of estimated sublease income of $5.6 million, for facilities that we have vacated pursuant to our restructuring activities.
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

Future minimum lease payments under restructured non-cancelable operating leases as of November 30, 2013 are included in Accrued Restructuring Costs on our Consolidated Balance Sheets. See also Note 9 to our Consolidated Financial Statements included in this Annual Report on Form 10-K for further details on accrued restructuring costs.
The above commitment table does not include approximately $55.7 million of long-term income tax liabilities recorded in accounting for uncertainty in income taxes due to the fact that we are unable to reasonably estimate the timing of these potential future payments.
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
Off-Balance Sheet Arrangements
As of November 30, 2013, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.
Recent Accounting Pronouncements
Recent accounting pronouncements are detailed in Note 2 to our Consolidated Financial Statements included in this Annual Report on Form 10-K.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to the impact of foreign currency fluctuations and interest rate changes.
Foreign Currency Risk
We conduct business in the Americas, EMEA and APJ. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or changes in economic conditions in foreign markets. While the majority of our transactions are currently made in U.S. dollars, we transact business in approximately 25 foreign currencies worldwide, of which the most significant to our operations in fiscal year 2013 are the Euro, British pound, Australian dollar, and Japanese yen. We enter into forward contracts with financial institutions to manage our currency exposure related to certain net assets and liabilities denominated in foreign currencies, and these forward contracts are generally settled monthly. We do not enter into derivative financial instruments for speculative purposes.
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

As of November 30, 2013, we had the following forward contracts outstanding (in thousands):

	Notional Value Local Currency	Notional Value USD	Fair Value Gain (Loss) USD
Forward contracts sold:
Australian dollar	4,800	$4,368	120
British pound	8,700	14,238	(270)
Canadian dollar	500	471	6
Euro	30,000	40,764	86
Japanese yen	465,000	4,540	263
Polish zloty	1,400	452	7
Swedish krona	—	—	(34)
Swiss franc	1,000	1,103	(11)
New Taiwan dollar	31,000	1,047	—
Forward contracts bought:
Brazilian real	1,800	771	(45)
Indian rupee	55,300	885	(10)
South African rand	4,900	481	(8)
South Korean won	306,000	289	—
			$104

	Notional Value Local Currency	Notional Value Euro	Fair Value Gain (Loss) USD
Forward contracts bought:
United States dollar	10,500	7,728	$(26)
			$(26)
Interest Rate Risk
Our investment policy is designed to protect and preserve invested funds by limiting default, market and investment risk. Our exposure to market rate risk for changes in interest rates relates primarily to our investments and interest paid on our credit facility.

Currently, we maintain our cash in current accounts or money market funds or short-term investments in marketable securities. In general, money market funds are not considered to be subject to interest rate risk because the interest paid on such funds fluctuates with the prevailing interest rate. Our short-term investments are predominately held in marketable securities with maturities of less than one year with limited exposure to changes in market interest rates. As of November 30, 2013, a hypothetical 100 basis point increase in interest rates would not have a material impact on the fair value of our short-term investments.
Interest on borrowings under the 2011 Credit Facility is based at specified margins above either LIBOR or the base rate defined in the 2011 Credit Facility, whereas the interest rate on our Notes is fixed over its term. Our exposure to interest rate risk under the 2011 Credit Facility will depend on the extent to which we utilize such facility. As of November 30, 2013, the 2011 Credit Facility had a borrowing capacity of $250.0 million and had no outstanding borrowings. A hypothetical 100 basis point increase in the LIBOR or Prime Rate-based interest rate on the 2011 Credit Facility would result in an increase in our interest expense by $1.0 million per year for every $100.0 million borrowed under our revolving credit line. For a discussion of our 2011 Credit Facility and Notes, see Notes 10 and 11 to our Consolidated Financial Statements included in this Annual Report on Form 10-K.

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
We assessed the effectiveness of our internal control over financial reporting as of November 30, 2013. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on the results of our assessment using those criteria, management concluded that our internal control over financial reporting was effective as of November 30, 2013.
The effectiveness of our internal control over financial reporting as of November 30, 2013, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report that appears on page F-2 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting.    There were no changes in our internal control over financial reporting that occurred during the fourth quarter of fiscal year 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Except as set forth below, the information required by this Item is incorporated by reference to the sections entitled "Board of Directors," "Election of Directors," and "Section 16(a) Beneficial Ownership Reporting Compliance" in our Proxy Statement for the 2014 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended November 30, 2013 (the "2014 Proxy Statement").
Executive Officers
The name of and certain information regarding each of our current executive officers as of November 30, 2013 are set forth below.
Vivek Y. Ranadivé, age 56, has served as our Chairman and Chief Executive Officer since our inception. Mr. Ranadivé founded Teknekron Software Systems, Inc., our predecessor company, in 1985.
William R. Hughes, age 53, has served as our Executive Vice President, General Counsel and Secretary since July 2004 and has served in various capacities with us since September 1999. Between 1989 and his joining TIBCO in 1999, Mr. Hughes held several in-house legal positions in the technology industry in Europe and the United States. Prior to 1989, Mr. Hughes worked in private practice in the areas of corporate, finance and intellectual property law.
Thomas Laffey, age 58, has served as our Executive Vice President, Products and Technology since June 2005 and has served in various capacities with us since April 2002. Prior to joining TIBCO, Mr. Laffey was a co-founder of Talarian Corporation, a provider of middleware, where he was responsible for engineering and product direction.
Matthew D. Langdon, age 41, has served as our Senior Vice President, Chief Financial Officer since July 2013 and has served in various capacities with us since January 2003. Prior to joining TIBCO, Mr. Langdon worked in product management at Siebel Systems Inc., investment management at an affiliate of Bass Brothers Enterprises, and investment banking at Donaldson, Lufkin & Jenrette Securities Corporation.
Peter Lee, age 47, served as our Executive Vice President, Analytics and Customer Loyalty from July 2013 until January 2014, and also served in various capacities with us since August 2009. Prior to joining TIBCO, Mr. Lee served as co-founder and CEO of DataSynapse, a provider of enterprise grid and cloud computing software. He also worked in investment banking at J.P. Morgan and strategy consulting at Deloitte International. On January 24, 2014, Mr. Lee left the company for personal reasons.
Ram Menon, age 48, has served as our Executive Vice President, President of Social Computing since January 2012 and has served in various capacities with us since July 1999. Prior to joining TIBCO, Mr. Menon was with Accenture, a global consulting firm, where he specialized in supply chain and e-commerce strategy consulting with Global 1000 companies.
Murray D. Rode, age 49, has served as our Executive Vice President, Chief Operating Officer since January 2009 and has served in various capacities with us since February 1995. Prior to joining TIBCO, Mr. Rode was a management consultant with a major international consulting firm, where he specialized in the areas of technology strategy and planning, business process re-engineering and project management.
Murat Sonmez, age 50, has served as our Executive Vice President, Global Field Operations since April 2007 and has served in various capacities with us since October 2003 and from January 1994 to July 2002. From August 2002 to September 2003, Mr. Sonmez served as Executive Vice President, Operations at Centrata, a utility computing software firm.
Brent Hogenson, age 52, has served as our Vice President, Corporate Controller since April 2012 and prior to that was our Interim Corporate Controller since November 2011. From 2009 to 2010, Mr. Hogenson was Chief Financial Officer of Americas for Autonomy, Inc., a software company. From 2003 to 2009, Mr. Hogenson was Vice President of Finance, Corporate Controller of Interwoven, Inc., a software company.
Code of Ethics
We have adopted a Code of Ethics for Chief Executive and Senior Financial Officers that applies to our Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, Corporate Controller and all others performing similar functions. The Code of Ethics is available on our website at http://www.tibco.com/company/investor-info/corporate-governance/code-ethics.jsp. If we make any substantive amendments to the Code of Ethics or grant any waiver, including any implicit waiver, from a provision of the code to our Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, Corporate

Controller or others providing similar functions, we will disclose the nature of such amendment or waiver on our website or in a current report on Form 8-K.

ITEM 11.	EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference to the sections entitled "Compensation Discussion and Analysis," "Election of Directors—Fiscal Year 2013 Director Compensation," "Board of Directors—Compensation Committee Interlocks and Insider Participation" and "Compensation Committee Report" in our 2014 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item regarding security ownership of certain beneficial owners and management is incorporated by reference to the section entitled "Security Ownership of Certain Beneficial Owners and Management" in our 2014 Proxy Statement.
The information required by this item regarding equity compensation plans is incorporated by reference to the section entitled "Executive Compensation—Equity Compensation Plan Information" in our 2014 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
Certain Relationships and Related Party Transactions
The information required by this item regarding certain relationships and related party transactions is incorporated by reference to the section entitled "Board of Directors Related Party Transactions Policy and Procedures" in our 2014 Proxy Statement.
Director Independence
The information required by this item regarding director independence is incorporated by reference to the section entitled "Board of Directors Director Independence and Presiding Director" in our 2014 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item is incorporated by reference to the section entitled "Ratification of Appointment of Independent Auditors—Fees Paid to the Independent Auditors" and "Ratification of Appointment of Independent Auditors—Audit Committee Pre-Approval of Audit and Non-Audit Services of the Independent Auditor" in our 2014 Proxy Statement.

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
In our opinion, the consolidated financial statements listed in the accompanying index, present fairly, in all material respects, the financial position of TIBCO Software Inc. and its subsidiaries at November 30, 2013 and November 30, 2012, and the results of their operations and their cash flows for each of the three years in the period ended November 30, 2013 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of November 30, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
/s/    PRICEWATERHOUSECOOPERS LLP
San Jose, California
January 29, 2014

TIBCO SOFTWARE INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	November 30,
	2013	2012
Assets
Current assets:
Cash and cash equivalents	$662,109	$727,309
Short-term investments	83,842	34,411
Accounts receivable, net of allowances of $5,145 and $5,606	231,194	234,100
Prepaid expenses and other current assets	74,725	61,174
Total current assets	1,051,870	1,056,994
Property and equipment, net	101,050	98,474
Goodwill	582,091	532,290
Acquired intangible assets, net	119,418	123,261
Long-term deferred income tax assets	78,853	64,549
Other assets	72,831	71,340
Total assets	$2,006,113	$1,946,908
Liabilities and Equity
Current liabilities:
Accounts payable	$37,701	$22,809
Accrued liabilities	125,112	133,596
Accrued restructuring costs	5,819	893
Deferred revenue	258,315	263,476
Current portion of long-term debt	—	35,711
Total current liabilities	426,947	456,485
Accrued restructuring costs, less current portion	87	643
Long-term deferred revenue	24,036	25,543
Long-term deferred income tax liabilities	1,334	3,208
Long-term income tax liabilities	55,733	26,263
Other long-term liabilities	4,701	4,015
Convertible senior notes, net	540,022	524,466
Total liabilities	1,052,860	1,040,623
Commitments and contingencies (Note 13)
Equity:
Common stock, $0.001 par value; 1,200,000 shares authorized; 163,169 shares and 163,698 shares issued and outstanding, respectively	163	164
Additional paid-in capital	925,581	873,337
Accumulated other comprehensive loss	(9,048)	(17,411)
Retained earnings	35,521	49,084
Total TIBCO Software Inc. stockholders’ equity	952,217	905,174
Noncontrolling interest	1,036	1,111
Total equity	953,253	906,285
Total liabilities and equity	$2,006,113	$1,946,908
See accompanying Notes to Consolidated Financial Statements

TIBCO SOFTWARE INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended November 30,
	2013	2012	2011
Revenue:
License	$405,471	$410,306	$377,618
Service and maintenance	664,479	614,307	542,628
Total revenue	1,069,950	1,024,613	920,246
Cost of revenue:
License	47,324	41,363	35,309
Service and maintenance	260,121	241,452	212,066
Total cost of revenue	307,445	282,815	247,375
Gross profit	762,505	741,798	672,871
Operating expenses:
Research and development	170,922	154,535	143,173
Sales and marketing	348,302	317,001	285,366
General and administrative	65,950	70,868	59,990
Amortization of acquired intangible assets	18,852	19,654	19,149
Acquisition related and other	1,509	2,672	1,840
Restructuring charges	12,553	(648)	8,926
Total operating expenses	618,088	564,082	518,444
Income from operations	144,417	177,716	154,427
Interest income	938	1,109	1,374
Interest expense	(34,330)	(23,396)	(4,020)
Other income (expense), net	(417)	(115)	(1,846)
Income before provision for income taxes	110,608	155,314	149,935
Provision for income taxes	26,400	33,200	37,300
Net income	84,208	122,114	112,635
Less: Net income attributable to noncontrolling interest	188	107	229
Net income attributable to TIBCO Software Inc.	$84,020	$122,007	$112,406
Net income per share attributable to TIBCO Software Inc.:
Basic	$0.52	$0.76	$0.70
Diluted	$0.50	$0.72	$0.65
Shares used in computing net income per share attributable to TIBCO Software Inc.:
Basic	160,963	160,330	161,469
Diluted	167,848	169,698	173,272

See accompanying Notes to Consolidated Financial Statements

TIBCO SOFTWARE INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Year Ended November 30,
	2013	2012	2011
Net income	$84,208	$122,114	$112,635
Cumulative translation adjustment	7,938	3,540	702
Net unrealized gain (loss) on available-for-sale securities	162	—	35
Comprehensive income, net of tax	92,308	125,654	113,372
Comprehensive (expense) income attributable to noncontrolling interest	(75)	26	—
Comprehensive income attributable to TIBCO Software Inc.	$92,383	$125,628	$113,372

See accompanying Notes to Consolidated Financial Statements

TIBCO SOFTWARE INC.
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss)	Retained Earnings	Total TIBCO Software, Inc. Stockholders’ Equity	Non-controlling Interest	Total Equity
	Shares	Amount
Balances, November 30, 2010	164,522	$165	$830,479	$(22,076)	$—	$808,568	$1,163	$809,731
Common stock repurchased and retired	(7,310)	(7)	(94,388)	—	(99,664)	(194,059)	—	(194,059)
Common stock options exercised	8,018	8	76,575	—	—	76,583	—	76,583
Common stock issued for employee stock purchase program	256	—	4,026	—	—	4,026	—	4,026
Tax benefits from employee stock options plans	—	—	8,552	—	—	8,552	—	8,552
Stock-based compensation	—	—	48,867	—	—	48,867	—	48,867
Restricted stock withholding taxes net-settlement	(672)	(1)	(17,920)	—	—	(17,921)	—	(17,921)
Restricted stock awards	1,473	1	(1)	—	—	—	—	—
Other comprehensive income, net	—	—	—	1,044	—	1,044	(307)	737
Net income	—	—	—		112,406	112,406	229	112,635
Balances, November 30, 2011	166,287	166	856,190	(21,032)	12,742	848,066	1,085	849,151
Convertible bond issuance	—	—	50,833	—	—	50,833	—	50,833
Common stock repurchased and retired	(7,606)	(8)	(134,592)	—	(85,665)	(220,265)	—	(220,265)
Common stock options exercised	3,560	4	28,227	—	—	28,231	—	28,231
Common stock issued for employee stock purchase program	229	—	5,186	—	—	5,186	—	5,186
Tax benefits from employee stock options plans	—	—	24,561	—	—	24,561	—	24,561
Stock-based compensation	—	—	61,146	—	—	61,146	—	61,146
Restricted stock withholding taxes net-settlement	(610)	—	(18,212)	—	—	(18,212)	—	(18,212)
Restricted stock awards	1,838	2	(2)	—	—	—	—	—
Other comprehensive income, net	—	—	—	3,621	—	3,621	(81)	3,540
Net income	—	—	—	—	122,007	122,007	107	122,114
Balances, November 30, 2012	163,698	164	873,337	(17,411)	49,084	905,174	1,111	906,285
Common stock repurchased and retired	(6,045)	(6)	(33,152)	—	(97,583)	(130,741)	—	(130,741)
Common stock options exercised	3,473	3	25,698	—	—	25,701	—	25,701
Common stock issued for employee stock purchase program	286	—	5,788	—	—	5,788	—	5,788
Tax benefits from employee stock options plans	—	—	14,343	—	—	14,343	—	14,343
Stock-based compensation	—	—	53,635	—	—	53,635	—	53,635
Restricted stock withholding taxes net-settlement	(695)		(14,066)	—	—	(14,066)	—	(14,066)
Restricted stock awards	2,452	2	(2)	—	—	—	—	—
Other comprehensive income, net	—	—	—	8,363	—	8,363	(263)	8,100
Net income	—	—	—	—	84,020	84,020	188	84,208
Balances, November 30, 2013	163,169	163	925,581	(9,048)	35,521	952,217	1,036	953,253
See accompanying Notes to Consolidated Financial Statements

TIBCO SOFTWARE INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended November 30,
	2013	2012	2011
Operating activities:
Net income	$84,208	$122,114	$112,635
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	16,340	14,931	13,145
Amortization of acquired intangible assets	36,782	35,553	34,661
Amortization of debt discount and transaction costs	19,093	11,465	772
Stock-based compensation	53,635	61,146	48,867
Deferred income tax	(16,397)	(20,351)	1,266
Tax benefits related to employee stock option plans	14,343	24,561	8,552
Excess tax benefits from stock-based compensation	(18,539)	(30,311)	(41,950)
Other non-cash adjustments, net	1,442	1,486	476
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	2,870	(37,171)	(3,312)
Prepaid expenses and other assets	(13,860)	(1,880)	4,859
Accounts payable	14,221	(3,036)	501
Accrued liabilities and restructuring costs	20,307	(1,542)	7,015
Deferred revenue	(8,424)	60,395	20,563
Net cash provided by operating activities	206,021	237,360	208,050
Investing activities:
Purchases of short-term investments	(70,786)	(41,409)	(76)
Maturities and sales of short-term investments	22,657	7,229	1,451
Acquisitions, net of cash acquired	(74,898)	(132,209)	(63,610)
Purchases of property and equipment	(19,269)	(23,723)	(13,971)
Restricted cash pledged as security	(1,165)	(1,169)	(3,234)
Other investing activities, net	(212)	326	—
Net cash used in investing activities	(143,673)	(190,955)	(79,440)
Financing activities:
Proceeds from issuance of convertible debt, net	—	584,450	—
Proceeds from revolving credit facility	—	116,648	30,000
Principal payments on debt	(35,711)	(152,397)	(2,269)
Proceeds from issuance of common stock	30,702	33,417	80,610
Repurchases of the Company’s common stock	(130,741)	(220,265)	(194,059)
Withholding taxes related to restricted stock net share settlement	(13,279)	(18,212)	(17,922)
Excess tax benefits from stock-based compensation	18,539	30,311	41,950
Net cash (used in) provided by financing activities	(130,490)	373,952	(61,690)
Effect of foreign exchange rate changes on cash and cash equivalents	2,942	(1,196)	(2,761)
Net (decrease) increase in cash and cash equivalents	(65,200)	419,161	64,159
Cash and cash equivalents at beginning of year	727,309	308,148	243,989
Cash and cash equivalents at end of year	$662,109	$727,309	$308,148
Supplemental disclosures:
Interest paid	$14,933	$10,536	$2,994
Income taxes paid	$25,460	$12,967	$12,883

See accompanying Notes to Consolidated Financial Statements

TIBCO SOFTWARE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Business
TIBCO Software Inc. ("TIBCO," the "Company," "we" or "us"), a Delaware corporation, is a leading independent provider of infrastructure and business intelligence software. Our software platform enables customers to create flexible, event-driven applications and deliver real-time, actionable insights. Our solutions help customers operate their business more efficiently, better capitalize on opportunities to increase revenue and market share and extend the life of past investments made. Using our software, customers have the ability to capture the right information, at the right time and act on it preemptively for a competitive advantage—what we call "the two-second advantage™ ".

2.	Summary of Significant Accounting Policies
Principles of Consolidation
The Consolidated Financial Statements include the accounts of TIBCO and our wholly-owned and majority-owned subsidiaries. Noncontrolling interest is reported as a separate component of Consolidated Statements of Equity from the equity attributable to TIBCO's stockholders for all periods presented. The noncontrolling interests in our Net Income have been excluded from Net Income Attributable to TIBCO Software Inc. in our Consolidated Statements of Operations. All intercompany accounts and transactions have been eliminated in consolidation.
Fiscal Years
Our fiscal year is a twelve month period ending on November 30 of a stated year. For the purpose of presentation, we refer to the fiscal years ended November 30, 2013, 2012 and 2011, as our fiscal years 2013, 2012 and 2011, respectively.
Use of Estimates
The preparation of the Consolidated Financial Statements in conformity with generally accepted accounting principles in the United States of America ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. We believe that the estimates, assumptions and judgments involved in revenue recognition, allowances for doubtful accounts, returns and discounts, stock-based compensation, business combinations, legal contingencies, realizability of goodwill, intangible assets and long-lived assets, and accounting for income taxes have the greatest potential impact on our Consolidated Financial Statements.
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

TIBCO SOFTWARE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
We enter into multiple element revenue arrangements in which a customer may purchase a combination of software licenses, hosting services, maintenance, professional services and hardware. If a tangible hardware product includes software, we determine if the tangible hardware and the software work together to deliver the product's essential functionality. If so, the entire product is accounted for as a non-software deliverable; otherwise the hardware product and the software are accounted for separately. For multiple element arrangements that contain non-software related elements, for example our hosting services, we allocate revenue to each non-software element based upon the relative selling price of each, and if software and software-related elements are also included in the arrangement, to those elements as a group based on our estimated selling price ("ESP") for the group. When applying the relative selling price method, we determine the selling price for each deliverable using VSOE of selling price, if applicable, or by using third-party evidence ("TPE") of the selling price. If neither VSOE nor TPE of selling price exist for a deliverable, we use our ESP for multiple element arrangements that include non-software components. The objective of ESP is to determine the price at which we would transact a sale if the product or service were sold on a stand-alone basis. We determine ESP by considering multiple factors, including, but not limited to, geographies, market conditions, competitive landscape, internal costs, gross margin objectives and pricing practices. ESP is generally used for offerings that are not typically sold on a stand-alone basis or for new or highly customized offerings. Revenue allocated to each element is then recognized when the basic revenue recognition criteria are met for each element.
We show revenue from sales of software licenses and hardware as license revenue, and revenue from maintenance, professional services and hosting as services and maintenance revenue in our Consolidated Statements of Operations. Revenue recognized from hardware sales represents less than 3% of total revenue.
Other Transactions
We and the Sacramento Kings Limited Partnership, L.P. (the “Kings”) entered into an end user license agreement (the "Kings Agreement") pursuant to which we provide the Kings with certain software licenses and software development services. Vivek Ranadivé is the majority owner of the Kings and serves as both our Chief Executive Officer and as a member of our Board of Directors. For fiscal year 2013, pursuant to the Kings Agreement, we provided software development services with a value of approximately $0.4 million, agreed to provide future maintenance and provided certain software licenses to the Kings. In consideration for these products and services, the Kings have begun to provide, and will continue to provide, us with a combination of marketing services, including signage at the Kings' arena, hospitality, sponsorship opportunities and promotional and marketing rights. In addition, the Kings Agreement allows us to develop and introduce a pilot product that we can showcase to other potential customers.

TIBCO SOFTWARE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Since August 2012, Vivek Ranadivé, our Chairman and Chief Executive Officer, has served as a non-executive director of Nielsen Holdings N.V. and on the Supervisory Board of The Nielsen Company B.V. (collectively, “Nielsen”). Nielsen is one of our customers. Total revenue recognized for products and services delivered to Nielsen and its affiliated entities in fiscal years 2013 and 2012 was $11.5 million and $9.2 million, respectively.

Peter J. Job, a member of our Board of Directors, served on the supervisory board of one of our customers through May 2011. Total revenue recognized for products and services delivered to this company in fiscal year 2011 was $9.9 million.
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
No customer accounted for more than 10% of total revenue in fiscal years 2013, 2012 or 2011. As of November 30, 2013 and 2012, no single customer had a balance in excess of 10% of our net accounts receivable.
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
Depreciation expense for property and equipment was $16.3 million, $14.9 million and $13.1 million in fiscal years 2013, 2012 and 2011, respectively.
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

TIBCO SOFTWARE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

This includes a screening for an impairment and, in a second step, the measuring of such impairment. We perform our goodwill impairment test annually in our fourth fiscal quarter, and the last impairment test was completed for the fiscal year ended November 30, 2013 when it was determined that the fair value was significantly in excess of the carrying value. The guidance for goodwill and other intangible assets requires impairment testing based on reporting units. We periodically re-evaluate our business and have determined that we continue to operate in one segment, which we consider our sole reporting unit. Therefore, goodwill was tested and will continue to be tested for impairment at the enterprise level. To date, we have determined that there has been no impairment of goodwill.
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
As a result of our acquisitions, we typically assume facility leases, certain liabilities and other commitments of the acquired entity.
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
Stock-Based Compensation
We utilize the Black-Scholes option pricing model for determining the estimated fair value of our share-based awards. The Black-Scholes model requires the use of subjective and complex assumptions to determine the fair value of share-based awards, including the option’s expected term and the price volatility of the underlying stock. We determined that a blend of implied volatility and historical volatility is more reflective of the market conditions and a better indicator of expected volatility than historical volatility alone. The fair value of the awards that are ultimately expected to vest is recognized over the requisite service periods typically on a straight-line basis in our Consolidated Statements of Operations. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.
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
We assess the likelihood that we will be able to realize our deferred tax assets on a more-likely-than-not basis. We consider all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. If it is not more likely than not that we expect to realize our deferred tax assets, we will increase our provision for taxes by recording a valuation allowance against the deferred tax assets that we estimate will not ultimately be realized.

The Company recorded an out-of-period adjustment during the fiscal year ended November 30, 2013 to reflect the correction of an immaterial error related to a tax benefit of $2.2 million that was not recorded during the fiscal year ended November 30, 2012.

TIBCO SOFTWARE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Foreign Currencies
Most of our foreign subsidiaries use the local currency of their respective countries as their functional currency. Assets and liabilities of these subsidiaries are translated into U.S. dollars at exchange rates as of the balance sheet date. Income and expense items are translated at average exchange rates for the period. Cumulative translation adjustments are included as a component of Accumulated Other Comprehensive Income (Loss) in Stockholders’ Equity. Foreign currency exchange gains and losses, derived from monetary assets and liabilities stated in a currency other than the functional currency, are recorded in the Consolidated Statements of Operations. We recorded foreign currency exchange losses of $(0.7) million, $(0.7) million, and $(1.9) million and in fiscal years 2013, 2012 and 2011, respectively, in Other Income (Expense) in our Consolidated Statements of Operations.
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
Advertising Expense
Advertising costs are expensed as incurred and totaled approximately $3.7 million, $3.0 million, and $2.4 million in fiscal years 2013, 2012 and 2011, respectively.
Recent Accounting Pronouncements
In July 2013, the Financial Accounting Standards Board (“FASB”) issued a new accounting standard that will require the presentation of certain unrecognized tax benefits as reductions to deferred tax assets rather than as liabilities in the Consolidated Condensed Balance Sheets when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. We early adopted this new standard in fiscal year 2013. There was no significant impact on our consolidated results of operations and financial condition upon adoption of this new standard.

In March 2013, the FASB issued new accounting guidance clarifying the accounting for the release of a cumulative translation adjustment into net income when a parent entity either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or a business within a foreign entity. The revised guidance is effective for us in the first quarter of fiscal year 2015. We do not anticipate that this adoption will have a significant impact on our consolidated results of operations and financial position.

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

TIBCO SOFTWARE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In June 2011, the FASB issued an update to Presentation of Comprehensive Income that requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The guidance eliminates the option to present the components of other comprehensive income as part of the statement of equity. The guidance became effective for us in the first quarter of fiscal year 2013.

3.	Business Combinations

Acquisitions in Fiscal Year 2013
Acquisition of Extended Results
On September 13, 2013, we acquired Extended Results, Inc. (“Extended Results”), a private company based and incorporated in the State of Washington. Extended Results is a provider of mobile business intelligence software and services. We paid $21.0 million, net of cash acquired, to acquire all of the outstanding shares of capital stock of Extended Results. We have also incurred $0.3 million of transaction costs associated with the acquisition.
The preliminary allocation of the purchase price for the Extended Results acquisition is as follows (in thousands):

Cash	$19
Accounts Receivable	649
Other assets	21
Identifiable intangible assets	7,300
Goodwill	13,589
Liabilities	(578)
Total preliminary purchase price	$21,000

Identifiable intangible assets (in thousands, except amortization period):

	Gross Amount at Acquisition Date	Weighted Average Amortization Period
Existing technology	$4,800	5.0 years
Customer base	2,500	2.0 years
	$7,300
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

TIBCO SOFTWARE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The preliminary allocation of the purchase price for the StreamBase acquisition is as follows (in thousands):

Cash	$1,986
Accounts Receivable	1,504
Deferred income tax assets, net	7,022
Other assets	467
Identifiable intangible assets	19,600
Goodwill	26,546
Liabilities	(3,138)
Deferred Revenue	(2,345)
Total preliminary purchase price	$51,642

Identifiable intangible assets (in thousands, except amortization period):

	Gross Amount at Acquisition Date	Weighted Average Amortization Period
Existing technology	$12,300	7.0 years
Customer base	3,700	7.0 years
Maintenance agreements	3,600	7.0 years
	$19,600
Acquisition of Maporama Solutions
On March 20, 2013, TIBCO International Holdings B.V. ("TIBCO BV"), an indirect wholly-owned subsidiary of ours, acquired Maporama Solutions (“Maporama”), a private company based in Paris, France and organized under the laws of France. Maporama is a provider of location intelligence and geospatial analytics solutions. We have incurred $0.3 million of transaction costs associated with the acquisition.
The preliminary allocation of the purchase price for the Maporama acquisition is as follows (in thousands):

Cash	$396
Other assets	302
Identifiable intangible assets	4,900
Goodwill	6,508
Liabilities	(4,160)
Deferred Revenue	(351)
Deferred income tax liabilities, net	(658)
Total preliminary purchase price	$6,937

Identifiable intangible assets (in thousands, except amortization period):

	Gross Amount at Acquisition Date	Weighted Average Amortization Period
Existing technology	$3,600	5.0 years
Customer contracts	1,300	5.0 years
	$4,900

TIBCO SOFTWARE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Acquisitions in Fiscal Year 2011
Nimbus Partners Limited
On August 30, 2011, TIBCO BV acquired Nimbus Partners Limited ("Nimbus"), a private company organized under the laws of England and Wales and a provider of business process discovery and analysis applications that help companies drive adoption of business process initiatives. We paid $42.0 million of cash to acquire the outstanding equity of Nimbus. We have also incurred $1.0 million of acquisition related and other expenses associated with the acquisition.

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

Pro Forma Adjusted Summary (unaudited)
The results of Extended Results, StreamBase, Maporama and LogLogic's operations have been included in the Consolidated Financial Statements since their respective acquisition dates. The following unaudited pro forma adjusted summary reflects TIBCO’s condensed results of operations for the periods ended November 30, 2013 and 2012, respectively. The summary assumes that the businesses had been acquired at the beginning of fiscal year 2012 and include pro forma adjustments for amortization charges for acquired intangible assets, stock-based compensation charges, if any, and related tax effects.
The unaudited pro forma financial information for fiscal year 2013 combines the historical results of TIBCO for the year ended November 30, 2013 and the historical results of Extended Results, StreamBase and Maporama based upon their respective previous reporting periods and the dates these companies were acquired by us.
The unaudited pro forma financial information for fiscal year 2012 combines the historical results of TIBCO for fiscal year 2012, the historical results of LogLogic for the four months ended April 10, 2012 and the twelve months historical results of Extended Results, StreamBase and Maporama.

The following unaudited pro forma adjusted summary is for informational purposes only and is not intended to be indicative of future results of operations or whether similar results would have been achieved if the acquisitions had taken place at the beginning of fiscal year 2012 (in thousands, except per share amounts):

	Year Ended November 30,
	2013	2012
	(Unaudited)
Pro forma adjusted total revenue	$1,081,257	$1,058,888
Pro forma adjusted net income attributable to TIBCO Software Inc.	$81,859	$114,951
Pro forma adjusted net income per share attributable to TIBCO Software Inc.:
Basic	$0.51	$0.72
Diluted	$0.49	$0.68

4.	Investments
Short-term investments, which are classified as available-for-sale, are summarized below as of November 30, 2013 and 2012 (in thousands):

	Purchased/Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value
As of November 30, 2013
Money market funds	$245,953	$—	$—	$245,953
Corporate bonds and commercial paper	77,442	66	—	77,508
U.S Government debt and agency securities	6,012	1	—	6,013
Term deposits	536	—	—	536
Mortgage-backed securities	200	121	—	321
	$330,143	$188	$—	$330,331
As of November 30, 2012
Money market funds	$376,480	$—	$—	$376,480
Corporate bonds and commercial paper	24,558	9	(9)	24,558
U.S Government debt and agency securities	9,646	—	(1)	9,645
Term deposits	595	—	—	595
Mortgage-backed securities	182	78	(52)	208
	$411,461	$87	$(62)	$411,486
Fixed income securities included in short-term investments above are summarized by their contractual maturities as follows (in thousands):

	November 30,
	2013	2012
Contractual maturities:
Less than one year	$36,084	$22,733
One to three years	47,758	11,678
	$83,842	$34,411

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

TIBCO SOFTWARE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
We execute our foreign currency contracts primarily in the retail market in an over-the-counter environment with a relatively high level of price transparency. The market participants usually are large multi-national and regional banks. Our foreign currency contracts valuation inputs are based on quoted prices and quoted pricing intervals from public data sources and do not involve management judgment. These contracts are typically classified within Level 2 of the fair value hierarchy. There is no transfer between Level 1, Level 2 and Level 3 in our fiscal years 2013 and 2012.

Fair value hierarchy of our cash equivalents, short-term investments and foreign currency contracts at fair value (in thousands):

		Fair Value Measurements at Reporting Date using
Description	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant other Observable Inputs (Level 2)
As of November 30, 2013
Assets:
Money market funds	$245,953	$245,953	$—
Corporate bonds and commercial papers	77,508	—	77,508
U.S. government and agency debt securities	6,013	—	6,013
Term deposits	536	—	536
Mortgage-backed securities	321	—	321
Foreign currency forward contracts	625	—	625
Liabilities:
Foreign currency forward contracts	$547	$—	$547
As of November 30, 2012
Assets:
Money market funds	$376,480	$376,480	$—
Corporate bonds and commercial papers	24,558	—	24,558
U.S. government and agency debt securities	9,645	—	9,645
Term deposits	595	—	595
Mortgage-backed securities	208	—	208
Foreign currency forward contracts	101	—	101
Liabilities:
Foreign currency forward contracts	$130	$—	$130
Derivative Instruments
We conduct business in the Americas; Europe, the Middle East and Africa ("EMEA"); and Asia Pacific and Japan ("APJ"). As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or changes in economic conditions in foreign markets. The U.S. dollar is our major transaction currency; we also transact business in approximately 25 foreign currencies worldwide, of which the most significant to our operations in fiscal years 2013 and 2012 was the Euro, British pound, Australian dollar and Japanese yen. We enter into forward contracts with financial institutions to manage our currency exposure related to net assets and liabilities denominated in foreign currencies, and these forward contracts are generally settled monthly. Our forward contracts reduce, but do not eliminate, the impact of currency exchange rate movements. Gains and losses on forward contracts are included in Other Income (Expense) in our Consolidated Statements of Operations.

TIBCO SOFTWARE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of November 30, 2013, we had the following forward contracts outstanding (in thousands):

	Notional Value Local Currency	Notional Value USD	Fair Value Gain (Loss) USD
Forward contracts sold:
Australian dollar	4,800	$4,368	120
British pound	8,700	14,238	(270)
Canadian dollar	500	471	6
Euro	30,000	40,764	86
Japanese yen	465,000	4,540	263
Polish zloty	1,400	452	7
Swedish krona	—	—	(34)
Swiss franc	1,000	1,103	(11)
New Taiwan dollar	31,000	1,047	—
Forward contracts bought:
Brazilian real	1,800	771	(45)
Indian rupee	55,300	885	(10)
South African rand	4,900	481	(8)
South Korean won	306,000	289	—
			$104

	Notional Value Local Currency	Notional Value Euro	Fair Value Gain (Loss) USD
Forward contracts bought:
United States dollar	10,500	7,728	$(26)
			$(26)

	Derivatives not Designated as Hedging Instruments
	2013	2012
Foreign currency forward contracts, fair value included in:
Other Current Assets	$625	$101
Accrued Liabilities	547	130

		Amount of Gain or (Loss) Recognized In Income on Derivative Year Ended November 30,
Derivatives not Designated as Hedging Instruments	Location	2013	2012
Foreign Currency Contracts	Other income/(expense)	$1,587	$2,961

Currently, we do not have master netting agreements with our counterparties for our forward contracts. We mitigate the credit risk of these derivatives by transacting with highly rated counterparties. As of November 30, 2013, we have evaluated the credit and non-performance risks associated with our derivative counterparties, and we believe that the impact of the credit risk associated with our outstanding derivatives was insignificant.

6.	Accounts Receivable and Allowances for Doubtful Accounts, Returns and Discounts
Accounts receivable, net, by category is as follows (in thousands):

	November 30,
	2013	2012
Accounts receivable	$214,804	$220,286
Unbilled fees for professional services	21,535	19,420
	236,339	239,706
Less: Allowances for doubtful accounts, returns and discounts	(5,145)	(5,606)
Net accounts receivable	$231,194	$234,100
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
Unbilled receivables of $21.5 million and $19.4 million mainly consist of professional services performed during the last quarter of fiscal years 2013 and 2012, respectively, for which billings have not been issued.
The following is a summary of activities in allowances for doubtful accounts, returns and discounts for the fiscal years indicated (in thousands):

Year Ended November 30,	Allowances Beginning Balance	Charged Against Revenue	Charged to Expenses	Write-offs, Adjustments, Net of Recovery	Allowances Ending Balance
2013	$5,606	$674	$412	$(1,547)	$5,145
2012	5,868	1,343	559	(2,164)	5,606
2011	5,729	650	100	(611)	5,868

7.	Property and Equipment
Property and equipment by category is as follows (in thousands):

	November 30,
	2013	2012
Buildings	$77,938	$77,938
Equipment and software	68,225	64,956
Furniture and fixtures	7,785	8,475
Facility improvements	60,235	58,118
	214,183	209,487
Less: Accumulated depreciation	(113,133)	(111,013)
	$101,050	$98,474

TIBCO SOFTWARE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Building Acquisition
In June 2003, we purchased the four buildings comprising our corporate headquarters in Palo Alto, California. In connection with the purchase we entered into a 51 year lease of the land upon which the buildings are located. The lease was paid in advance in the amount of $28.0 million. The total consideration paid for the land lease and the buildings was $108.0 million; see Note 10 and Note 13 for further details.
The net purchase price of the buildings of $77.9 million is stated at cost and is included as a component of Property and Equipment on the Consolidated Balance Sheets. Depreciation is computed using the straight-line method over the estimated useful life of 25 years.

8.	Goodwill and Other Acquired Intangible Assets
Goodwill
The changes in the carrying amount of goodwill for the fiscal years ended November 30, 2013 and 2012 are as follows (in thousands):

Goodwill
Balance as of November 30, 2011	$451,821
Goodwill recorded for the LogLogic acquisition	73,460
Goodwill adjustment for the Nimbus acquisition(1)	1,077
Goodwill recorded for other business combination	801
Foreign currency translation	5,131
Balance as of November 30, 2012	$532,290
Goodwill adjustment for the LogLogic acquisition(1)	(1,919)
Goodwill recorded for the Maporama acquisition	6,508
Goodwill recorded for the StreamBase acquisition	26,546
Goodwill recorded for the Extended Results acquisition	13,589
Foreign currency translation	5,077
Balance as of November 30, 2013	$582,091

(1)
Pursuant to the business combinations accounting guidance, we record goodwill adjustments for the effect on goodwill changes to net assets acquired during the measurement period (up to one year from the date of an acquisition). Goodwill adjustments were not significant to our previously reported operating results or financial position.

Acquired Intangible Assets
Our acquired intangible assets are subject to amortization on a straight line basis over their estimated useful lives as follows:

	Estimated Life	Weighted Average Remaining Life
Developed technologies	4 to 8 years	4.1 years
Customer base	2 to 9 years	3.6 years
Patents/core technologies	5 to 7 years	2.0 years
Trademarks	4 to 8 years	4.3 years
Maintenance agreements	4 to 9 years	4.8 years

TIBCO SOFTWARE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The carrying values of our amortized acquired intangible assets are as follows (in thousands):

	November 30, 2013			November 30, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technologies	$204,918	$(137,758)	$67,160	$182,152	$(118,992)	$63,160
Customer base	67,707	(50,623)	$17,084	59,525	(43,328)	16,197
Patents/core technologies	28,649	(26,080)	$2,569	28,295	(24,198)	4,097
Trademarks	12,871	(9,377)	$3,494	12,777	(8,251)	4,526
Non-compete agreements	580	(580)	$—	580	(580)	—
Maintenance agreements	87,888	(58,777)	$29,111	83,762	(48,481)	35,281
Total intangible assets	$402,613	$(283,195)	$119,418	$367,091	$(243,830)	$123,261

The estimated future amortization of acquired intangible assets as of November 30, 2013 is as follows (in thousands):

Year Ended November 30,
2014	$35,146
2015	29,324
2016	22,700
2017	16,727
2018	10,065
Thereafter	5,456
Total intangible assets, net	$119,418

9.	Accrued Restructuring and Acquisition Integration Costs
Accrued Restructuring Costs
2013 Restructuring Plan.    In order to achieve cost efficiencies and realign our resources and operations, our Board of Directors approved a restructuring plan initiated by management during the third quarter of fiscal year 2013. The restructuring charges are primarily intended to increase efficiencies and reduce redundancies, including those arising from recent acquisitions. As of November 30, 2013, the total restructuring costs associated with the 2013 restructuring plan are estimated to be $14.0 million, of which $12.6 million are presented as restructuring charges in our Condensed Consolidated Statements of Operations and the remaining restructuring charges are expected to be incurred in our first quarter of fiscal year 2014. Changes in estimates, if any, will be reflected in our future results of operations. We expect to fulfill our remaining cash obligations associated with this restructuring no later than 2014.

2011 Restructuring Plan.    In order to achieve cost efficiencies and realign our resources and operations, our Board of Directors approved a restructuring plan initiated by management during the fourth quarter of fiscal year 2011. The restructuring charges were primarily related to excess facilities and other corporate actions aimed to increase efficiencies and reduce redundancies, including those arising from recent acquisitions. As of November 30, 2013, the total restructuring costs associated with the 2011 restructuring plan were $8.2 million and are presented as restructuring charges in our Consolidated Statements of Operations. We recognized $8.8 million of restructuring charges during fiscal year 2011 and released $0.6 million in fiscal year 2012 due to changes in estimates. Changes in estimates, if any, will be reflected in our future results of operations. We expect to fulfill our remaining cash obligations associated with this restructuring no later than 2014.

TIBCO SOFTWARE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a summary of activities in accrued restructuring and integration costs for each of the fiscal years ended November 30, 2013 and 2012 (in thousands):

	Accrued Excess Facilities Restructuring	Accrued Severance and Other	Total
As of November 30, 2011	$2,823	$5,019	$7,842
Restructuring charges	(353)	(295)	(648)
Cash paid	(1,139)	(4,519)	(5,658)
As of November 30, 2012	$1,331	$205	$1,536
Restructuring charges	$483	12,070	12,553
Cash paid	$(605)	(7,578)	(8,183)
As of November 30, 2013	$1,209	$4,697	$5,906

10.	Debt and Credit Facilities
Mortgage Note Payable
In connection with the purchase of our corporate headquarters in June 2003, we recorded a $54.0 million mortgage note payable to a financial institution collateralized by the commercial real property acquired. The balance on the mortgage note of $34.7 million was satisfied in full in May 2013.
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
We must maintain a minimum consolidated interest coverage ratio of 3.5:1.0 and a maximum consolidated leverage ratio of 3.00:1.0 in addition to other customary affirmative and negative covenants. The maximum consolidated leverage ratio decreases to 2.75:1.00 with respect to the second fiscal quarter of our fiscal year 2014. As of November 30, 2013, we were in compliance with all covenants under the 2011 Credit Facility.
As of November 30, 2013, we had no outstanding borrowings under the 2011 Credit Facility.
Line of Credit
We have a $10.0 million revolving line of credit that matures in June 2014 (the "Line of Credit"). The revolving line of credit is available for cash borrowings and for the issuance of letters of credit. The Line of Credit contains financial covenants substantially identical to those of the 2011 Credit Facility, as well as other customary affirmative and negative covenants. As of November 30, 2013, we were in compliance with all covenants under the line of credit. As of November 30, 2013 we had a total of $1.6 million outstanding with respect to letters of credit in connection with sales and lease transactions.

TIBCO SOFTWARE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Guarantee Credit Line and Restricted Cash
We have a revolving guarantee credit line of approximately $16.3 million (the "Guarantee Credit Line") available for issuance of bank guarantees denominated in foreign currency. Issued bank guarantees were approximately $13.7 million and $12.5 million in fiscal years 2013 and 2012, respectively, and were collateralized by pledging the equivalent amount under restricted cash as required under our Guarantee Credit Line. Additionally, other contractual commitments also require us to pledge cash as security under restricted cash. As of November 30, 2013 and 2012, we had restricted cash of $15.7 million and $14.6 million, respectively, which is included in Other Assets on our Consolidated Balance Sheets.

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

TIBCO SOFTWARE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of November 30, 2013, the carrying value of the Notes was $540.0 million, which consisted of $600.0 million outstanding principal amount net of $60.0 million unamortized debt discount.
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

During fiscal year 2013, we recognized interest expense of $31.8 million related to the Notes, comprised of $13.5 million for the contractual coupon interest, $15.6 million related to the amortization of debt discount and $2.7 million related to the amortization of deferred debt issuance costs.
The Notes are carried at face value less any unamortized debt discount and also require disclosure of an estimate of fair value (Level 2 of the three-tier value hierarchy). The fair value of the Notes at each balance sheet date is determined based on recent quoted market prices or dealer quotes for the Notes, if available. Otherwise, the fair value is determined using cash-flow models of the scheduled payments discounted at market interest rates for comparable debt without the conversion feature. As of November 30, 2013, the estimated fair value of the Notes approximated $601.0 million.

12.	Other Balance Sheet Components
Certain other balance sheet components are summarized below (in thousands):

	November 30,
	2013	2012
Accrued liabilities:
Compensation and benefits	$74,889	$65,963
Accrued taxes	15,570	25,275
Other	34,653	42,358
Total accrued liabilities	$125,112	$133,596
Deferred revenue, current:
License	$7,289	$25,221
Service and maintenance	251,026	238,255
Total deferred revenue, current	$258,315	$263,476

13.	Commitments and Contingencies
Letters of Credit
As of November 30, 2013 we had a total of $1.6 million outstanding with respect to letters of credit in connection with sales and lease transactions. The letters of credit are collateralized by the $10.0 million revolving line of credit described above in Note 10. As of November 30, 2013, we were in compliance with all covenants under the revolving line of credit.

Prepaid Land Lease
In June 2003, we entered into a 51-year lease of the land upon which our corporate headquarters is located. The lease was paid in advance for a total of $28.0 million, but is subject to adjustments every ten years based upon changes in market condition. Currently, we are negotiating the first adjustment under the lease and expect a rent increase that will take effect in April 2014. We have the option to prepay any rent increases due as a result of a change in fair market value. This prepaid land lease is being amortized using the straight-line method over the life of the lease; the portion to be amortized over the next twelve months is included in Prepaid Expenses and Other Current Assets, and the remainder is included in Other Assets on our Consolidated Balance Sheets.

TIBCO SOFTWARE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Operating Commitments
At various locations worldwide, we lease office space and equipment under non-cancelable operating leases with various expiration dates through September 2019. Rental expense was $17.8 million, $14.7 million and $14.2 million in fiscal years 2013, 2012 and 2011, respectively.
As of November 30, 2013, contractual commitments associated with indebtedness, lease obligations and restructuring are as follows (in thousands):

	Total	2014	2015	2016	2017	2018	Thereafter
Commitments:
Debt principal	$600,000	$—	$—	$—	$600,000	$—	$—
Debt interest	47,250	13,500	13,500	13,500	6,750	—	—
Operating leases(1)	40,290	10,568	7,512	7,272	5,851	4,749	4,338
Total commitments	$687,540	$24,068	$21,012	$20,772	$612,601	$4,749	$4,338

(1)
Operating leases include future minimum rent payments, net of estimated sublease income of $5.6 million, for facilities that we have vacated pursuant to our restructuring activities, as discussed in Note 9.

Future minimum lease payments under restructured non-cancelable operating leases as of November 30, 2013, are included in Accrued Restructuring Costs on our Consolidated Balance Sheets; see Note 9 for further details.
The above commitment table does not include $55.7 million of long-term income tax liabilities recorded in accounting for uncertainty in income taxes due to the fact that we are unable to reasonably estimate the timing of these potential future payments.
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

On May 12, 2011, the U.S. Patent & Trademark Office ("PTO") issued a Final Office Action rejecting all asserted claims of the '662 patent in a separate re-examination proceeding before the PTO. On September 9, 2011, JuxtaComm filed a Notice of Appeal to the Board of Patent Appeals and Interferences ("BPAI"), challenging the Final Office Action. On January 31, 2013, the BPAI reversed the PTO's rejection of the asserted claim.

 On May 15, 2012, the Court in the Eastern District of Texas granted the defendants' motion for summary judgment on invalidity of the asserted claims. On May 16, 2012, the Court issued an order staying all deadlines and vacating the trial date in light of the Court's grant of summary judgment of invalidity. On July 6, 2012, the Court issued its order granting summary judgment. On September 19, 2012, the Court issued an order of final judgment against JuxtaComm and taxed the defendants' costs of court against JuxtaComm. JuxtaComm filed a notice of appeal on September 28, 2012. On September 30, 2013, the United States Court of Appeals for the Federal Circuit affirmed the District Court's grant of summary judgment of invalidity

TIBCO SOFTWARE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(JustaComm-Texas Software, LLC v. TIBCO Software Inc., et al., No. 2013-1004, -1025). JuxtaComm did not file a writ petition or take any other action to appeal the Federal Circuit's affirmance by the applicable deadlines, and, accordingly, we consider the action concluded.
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

On October 16, 2013, Vasudevan filed a stipulation of noninfringement based on the court’s claim construction orders. On October 17, 2013, the court granted our motion for summary judgment of invalidity of U.S. Patent No. 7,167,864 for lack of written description and enablement. In light of the stipulation of noninfringement and the order granting summary judgment of invalidity, the court entered judgment in our favor on October 17, 2013.

Vasudevan filed a notice of appeal to the United States Court of Appeals for the Federal Circuit on November 11, 2013, seeking reversal of the final judgment entered on October 17, 2013, including the claim construction orders of September 19, 2012 and September 19, 2013, and the October 17, 2013 order regarding invalidity. Vasudevan’s opening appeal brief is due January 28, 2014. The court has yet to schedule oral argument.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15.	TIBCO Software Inc. Stockholders’ Equity
Preferred Stock
Our certificate of incorporation, as amended and restated, authorizes us to issue 75.0 million shares of $0.001 par value preferred stock. As of November 30, 2013, no preferred stock was issued or outstanding.
Common Stock
Our certificate of incorporation, as amended and restated, authorizes us to issue 1.2 billion shares of $0.001 par value common stock. As of November 30, 2013, approximately 163,169,000 shares of common stock were issued and outstanding. The outstanding shares of common stock include approximately 3,691,000 shares of restricted stock which remain unvested as of November 30, 2013. The balance of unvested restricted stock will be forfeited and automatically transferred back to us at no cost upon the recipient’s discontinuing employment for any reason.
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

Stock Repurchase Programs
On April 26, 2013, we announced that our Board of Directors approved a new stock repurchase program pursuant to which we may repurchase up to $300.0 million of our outstanding common stock from time to time in the open market or through privately negotiated transactions. In connection with the approval of this program, our Board of Directors also terminated our previous $300.0 million stock repurchase program from March 2012, and the remaining authorized amount of $75.8 million under the March 2012 stock repurchase program was canceled. The remaining authorized amount for stock repurchases under the April 2013 stock repurchase program was $240.7 million as of the end of fiscal year 2013.

TIBCO SOFTWARE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

All repurchased shares of common stock have been retired. The following table summarizes the activities under the stock repurchase programs for the periods indicated (in thousands, except per share data):

	Year Ended November 30,
	2013	2012	2011
Cash used for repurchases	$130,741	$220,265	$194,059
Shares repurchased	6,045	7,606	7,310
Average price per share	$21.63	$28.96	$26.55
Between December 1, 2013 and January 20, 2014, we repurchased 0.8 million shares of our outstanding common stock at an average price of $22.64 per share pursuant to the April 2013 stock repurchase program.
In connection with the stock repurchase activities during fiscal years 2013, 2012 and 2011 we classified $97.6 million, $85.7 million and $99.7 million, respectively, of the excess purchase price over the par value of our common stock to retained earnings.

16.	Stock Benefit Plans and Stock-Based Compensation
Stock Benefit Plans
2008 Equity Incentive Plan (the "2008 Plan") and 1996 Stock Option Plan (the "1996 Plan").    On August 1, 2008, the 2008 Plan replaced the 1996 Stock Option Plan. As of November 30, 2013, there were 2.7 million shares available for grant under the 2008 Plan and 8.6 million shares underlying stock options and awards outstanding under the 2008 Plan and no shares available for grant and 5.1 million underlying stock options and awards outstanding under the 1996 Plan.
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
Since fiscal year 2010, certain of our employees, received performance-based restricted stock units ("PRSUs"). These PRSUs are subject to the terms and conditions set forth in the PRSU Agreements and granted under our 2008 Plan as recently amended and restated. As of November 30, 2013, there were approximately 2.8 million nonvested PRSUs.

Under the terms of the PRSUs granted in fiscal year 2010, these PRSUs started vesting as of the end of our fiscal year 2012 because we achieved the performance goal of non-GAAP EPS of $1.00 or greater for our fiscal year 2012 and a cumulative non-GAAP EPS of $2.40 or greater over the three fiscal years 2010, 2011 and 2012. Half of the PRSUs granted in fiscal year 2010 vested in December 2012 and the other half vested in December 2013.
In fiscal years 2013, 2012 and 2011, we granted approximately 1.4 million PRSUs, which are subject to performance criteria based on certain financial goals for fiscal periods through 2015.

1998 Director Option Plan (the "Director Plan").    In February 1998, we adopted the Director Plan. On August 1, 2008, the Director Plan was retired and replaced by the 2008 Plan. As of November 30, 2013, no shares were available for grant and approximately 0.7 million shares underlying stock options were outstanding under the Director Plan.

TIBCO SOFTWARE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2008 Employee Stock Purchase Plan (the "2008 ESPP").    On August 1, 2008, we adopted the 2008 ESPP replacing the previous Employee Stock Purchase Program (the "ESPP") pursuant to the 1996 Plan. As of November 30, 2013, approximately 8.3 million shares were reserved for future issuance under the 2008 ESPP and we issued approximately 0.3 million shares under the 2008 ESPP during fiscal year 2013.
Under the 2008 ESPP, participants are entitled to purchase shares at 85% of the lesser of the fair market value of our common stock on either the first or last trading day of each six-month offering period. Participants may contribute a maximum amount of $2,500 per offering period and no contribution percentage changes are allowed during an offering period.
2009 Deferred Compensation Plan (the "2009 DCP").    On February 20, 2009, we adopted the 2009 DCP. Pursuant to the 2009 DCP, eligible participants may elect to defer certain cash compensation into restricted stock units in accordance with the terms of the 2009 DCP. The restricted stock units will be settled in shares of our common stock at the end of the elected deferral period except in certain situations as provided in the 2009 DCP. As of November 30, 2013, approximately 980,000 shares of our common stock remained available for issuance under the 2009 DCP.
2013 Inducement Award Plan (the “Inducement Plan”).  On April 9, 2013, we adopted the Inducement Plan. The Inducement Plan reserved 1.0 million shares for issuance as an inducement to individuals entering into employment with us. As of November 30, 2013, approximately 0.5 million restricted awards were outstanding and approximately 0.5 million shares remained available for issuance under the Inducement Plan.
Stock Option Activity
The summary of stock option activity in fiscal year 2013 is presented below (in thousands, except per share data):

Stock Options	Number of Shares Underlying Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (year)	Aggregate Intrinsic Value
Outstanding at November 30, 2012	12,199	$10.45
Granted	24	22.61
Exercised	(3,473)	7.40
Forfeited or expired	(424)	22.10
Outstanding at November 30, 2013	8,326	$11.60	1.84	$111,001
Vested and expected to vest at November 30, 2013	8,298	$11.55	1.83	$110,978
Exercisable at November 30, 2013	7,644	$10.31	1.60	$109,990

The intrinsic value of exercised stock options is calculated based on the difference between the exercise price and the quoted market price of our common stock as of the close of the exercise date. The total intrinsic value of stock options exercised in fiscal years 2013, 2012 and 2011 was $18.9 million, $73.7 million and $136.8 million, respectively. Upon the exercise of stock options, we issue common stock from our authorized shares. Total fair value of stock options vested and expensed in fiscal year 2013, 2012 and 2011 was $38.2 million, $40.7 million and $32.2 million, respectively, net of taxes.
The total realized tax benefits attributable to stock options exercised and vesting of stock awards were $14.3 million, $24.6 million and $8.6 million in fiscal year 2013, 2012 and 2011 respectively. The gross excess tax benefits from stock-based compensation were $18.5 million, $30.3 million and $42.0 million in the fiscal years 2013, 2012 and 2011, respectively, as reported on the Consolidated Statements of Cash Flows in financing activities. The excess tax benefits represent the reduction in income taxes otherwise payable during the period which are attributable to the actual gross tax benefits in excess of the expected tax benefits for stock options exercised in current and prior periods.

TIBCO SOFTWARE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock Awards Activities
Our nonvested stock awards are comprised of restricted stock, restricted stock units and PRSUs. A summary of the status for nonvested stock awards as of November 30, 2013, and activities during fiscal year 2013 is presented as follows (in thousands, except per share data):

Nonvested Stock Awards	Restricted Stock	Restricted Stock Units	Performance-based Restricted Stock Units	Total Number of Shares Underlying Stock Awards	Weighted-Average Grant Date Fair Value
Nonvested at November 30, 2012	3,127	1,523	4,770	9,420	$16.51
Granted	2,219	591	382	3,192	22.27
Vested	(1,161)	(622)	(2,060)	(3,843)	18.89
Forfeited	(494)	(137)	(309)	(940)	19.03
Nonvested at November 30, 2013	3,691	1,355	2,783	7,829	16.91
We granted nonvested stock awards at no cost to recipients during fiscal years 2013, 2012 and 2011. The total fair value of shares vested pursuant to stock awards during fiscal year 2013, 2012 and 2011 were $52.5 million, $24.3 million and $18.9 million, respectively.
Stock-Based Compensation
Stock-based compensation cost in fiscal year 2013, 2012 and 2011 was $53.6 million, $61.1 million and $48.9 million, respectively. The deferred tax benefit on employee stock-based compensation expenses in fiscal years 2013, 2012 and 2011 was $15.4 million, $20.5 million and $16.5 million, respectively. We did not capitalize any stock-based compensation in any of the fiscal periods reported. As of November 30, 2013, total unamortized stock-based compensation cost was $86.9 million, with a weighted-average remaining recognition period of 1.67 years.
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
As of November 30, 2013, all performance goals for the PRSUs granted in fiscal years 2010 and 2011 were met. For the PRSUs granted in fiscal year 2012 and 2013, we estimate that the performance criteria will not be met and as such no stock-based compensation expense was recorded. Accordingly, stock-based compensation expense of $3.1 million recorded in fiscal year 2012 for the PRSUs granted in that period was reversed in the third quarter of fiscal year 2013.
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

	Year Ended November 30,
	2013	2012	2011
Stock Option grants:
Expected term of stock options (years)	4.8	4.8	4.8 – 5.1
Risk-free interest rate	0.8 - 1.7%	0.7 - 1.5%	0.9 - 2.1%
Volatility	40 – 43%	42 – 47%	42 – 47%
Weighted-average grant-date fair value (per share)	$8.18	$9.91	$10.70
Employee stock purchase plans:
Expected term of ESPP (years)	0.5	0.5	0.5
Risk-free interest rate	0.1%	0.1%	0.2%
Volatility	36 – 43%	43 – 52%	38 – 39%
Weighted-average grant-date fair value (per share)	$6.63	$7.62	$6.56
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

Total comprehensive income (loss) in fiscal years 2013, 2012 and 2011 are presented in the Consolidated Statements of Equity and Comprehensive Income (Loss). Total Accumulated Other Comprehensive Income (Loss) is displayed as a separate component of Stockholder’s Equity in the accompanying Consolidated Balance Sheets. The balances of each component of Accumulated Other Comprehensive Income (Loss), net of taxes, consist of the following (in thousands):

	November 30,
	2013	2012	2011
Cumulative translation adjustment, net of tax	$(9,235)	$(17,436)	$(21,057)
Unrealized gain (loss) on available-for-sale securities	187	25	25
Total accumulated other comprehensive loss	$(9,048)	$(17,411)	$(21,032)
As of November 30, 2013, 2012 and 2011, cumulative translation adjustment included total accumulated tax effects of $10.4 million, $8.9 million and $10.1 million, respectively.

18.	Noncontrolling Interest
In the first quarter of fiscal year 2007, we established a joint venture in South Africa, TS Innovations Limited ("Innovations"), with a local South Africa corporation, to assist with our sales efforts as well as to provide consulting services and training to our customers in the Sub-Saharan Africa region. As of November 30, 2013 and 2012, Innovations had total assets of $7.1 million and $6.1 million, respectively. For the years ended November 30, 2013, 2012 and 2011, Innovations had total revenues of $11.8 million, $10.5 million and $13.1 million, respectively. As of November 30, 2013, we owned a 74.9% interest in the joint venture. Because of this majority interest, our Consolidated Financial Statements include the balance sheets, results of operations and cash flows of Innovations, net of intercompany charges. We accordingly eliminated 25.1% of financial results that pertain to the noncontrolling interest; the eliminated amount was reported as a separate line on our Consolidated Statements of Operations and Consolidated Balance Sheets.

19.	Income Taxes
Income before provision for income taxes consisted of the following (in thousands):

	Year Ended November 30,
	2013	2012	2011
United States	$22,211	$33,056	$51,159
International	88,397	122,258	98,776
	$110,608	$155,314	$149,935

Significant components of the provision for (benefit from) income taxes are as follows (in thousands):

	Year Ended November 30,
	2013	2012	2011
Federal:
Current	$24,829	$29,554	$14,619
Deferred	(13,809)	(12,231)	2,364
	11,020	17,323	16,983
State:
Current	865	1,078	1,925
Deferred	(53)	(2,345)	1,341
	812	(1,267)	3,266
Foreign:
Current	17,103	22,919	19,490
Deferred	(2,535)	(5,775)	(2,439)
	14,568	17,144	17,051
Provision for income taxes	$26,400	$33,200	$37,300

TIBCO SOFTWARE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company recorded an out-of-period adjustment during the fiscal year ended November 30, 2013 to reflect the correction of an immaterial error related to a tax benefit of $2.2 million that was not recorded during the fiscal year ended November 30, 2012.
The provision for income taxes was at rates other than the United States federal statutory tax rate for the following reasons:

	Year Ended November 30,
	2013	2012	2011
U.S. Federal statutory rate	35.0%	35.0%	35.0%
State taxes	(1.4)	(2.2)	1.8
Research and development credits	(5.8)	(1.3)	(2.7)
Stock option compensation	0.5	(2.1)	1.6
Foreign income taxed at different rate	(4.3)	(7.5)	(5.9)
Change in valuation allowance	—	—	(2.5)
Domestic manufacturing incentives	(1.6)	(1.4)	(1.1)
Other	1.4	0.9	(1.3)
Effective tax rate	23.8%	21.4%	24.9%

U.S. income taxes and foreign withholding taxes have not been provided for on a cumulative total of $331.9 million of undistributed earnings for certain non-U.S. subsidiaries. With the exception of our subsidiaries in the United Kingdom and Japan, net undistributed earnings of our foreign subsidiaries are generally considered to be indefinitely reinvested, and accordingly, no provision for U.S. income taxes has been provided thereon. We have sufficient cash reserves in the U.S. and do not intend to repatriate any of our foreign earnings. We intend to use the undistributed foreign earnings for acquisitions, local operations expansion and to meet local working capital needs. Upon distribution of these earnings in the form of dividends or otherwise, we will be subject to U.S. income taxes net of available foreign tax credits associated with these earnings. Determination of the amount of unrecognized deferred tax liability related to these earnings is not practicable at this time.

The components of deferred tax assets (liabilities) are as follows (in thousands):

	November 30,
	2013	2012
Deferred tax assets:
Net operating loss carryforwards	$65,814	$62,616
Reserves, accruals and foreign related items	13,680	13,204
Credit carryforwards	21,685	18,534
Depreciation and amortization	10,073	10,073
Deferred revenue	6,247	8,746
Translation gains/losses	2,849	5,673
Stock-based compensation	31,866	28,690
Other	556	94
	152,770	147,630
Deferred tax liabilities:
Intangible assets	(26,206)	(37,590)
Convertible debt	(21,680)	(26,573)
Other	(485)	(884)
	(48,371)	(65,047)
Net deferred tax assets before valuation allowance	104,399	82,583
Net deferred tax assets	$104,399	$82,583

TIBCO SOFTWARE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We assess the likelihood that we will be able to recover our deferred tax assets. We consider all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. The available positive evidence at November 30, 2013 included historical operating profits and a projection of future income.
As of November 30, 2013, we believed that the amount of the deferred tax assets recorded on our balance sheet would ultimately be realized. However, should there be a change in our ability to realize our deferred tax assets, our tax provision would increase in the period in which we determine that it is more likely than not that we cannot realize our deferred tax assets.
We have elected to track the portion of our federal and state net operating loss and tax credit carryforwards attributable to excess stock option benefits in a separate memo account. Therefore, these amounts are no longer included in our gross or net deferred tax assets. As of November 30, 2013, our federal and state net operating loss carryforwards were $318.7 million and $152.1 million, respectively, which expire through 2032 and 2033, respectively. Of these federal and state net operating losses, $123.8 million and $109.2 million, respectively, will be credited directly to additional paid-in capital when our net operating losses attributable to excess stock option deductions are utilized and reduce taxes payable. As of November 30, 2013, our federal and state tax credit carryforwards were $88.3 million and $40.7 million, respectively. The federal tax credit carryforwards expire in 2032 and the state tax credit can be carried forward indefinitely. Of these federal and state tax credits, $82.4 million and $26.4 million, respectively, will be credited directly to additional paid-in capital when our credits attributable to excess stock option deductions reduce taxes payable.
Our income taxes payable for federal purposes have been reduced by the tax benefits associated with the exercise of employee stock options during the fiscal year and utilization of net operating loss carryover and credits applicable to both stock options and acquired entities. The benefits applicable to stock options were credited directly to stockholders’ equity when realized and amounted to $14.3 million and $24.6 million for fiscal years 2013 and 2012, respectively.
In the event of a change in ownership, as defined under federal and state tax laws, our net operating loss and tax credit carryforwards may be subject to annual limitations. The annual limitations may result in the expiration of the net operating loss and tax credit carryforwards before utilization.
A reconciliation of the unrecognized tax benefits for the fiscal years ended November 30, 2013, 2012, and 2011 are as follows (in thousands):

	November 30,
	2013	2012	2011
Gross unrecognized tax benefits balance at beginning of year	$54,516	$43,619	$35,782
Increases for tax positions of current fiscal year	27,784	8,136	8,449
Increases for tax positions of prior fiscal years	7,245	4,031	962
Lapse of statutes of limitation	(1,708)	(1,270)	(1,574)
Gross unrecognized tax benefits at end of year	87,837	54,516	43,619
Interest and penalties	1,895	881	761
Total unrecognized tax benefits balance at end of year	$89,732	$55,397	$44,380

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
During fiscal year 2013, the amount of gross unrecognized tax benefits increased by approximately $34.3 million. We have elected to include interest expense and penalties accrued on unrecognized tax benefits as a component of our income tax expense. The total amount of gross unrecognized tax benefits was $89.7 million as of November 30, 2013, of which $73.5

TIBCO SOFTWARE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

million would affect the effective tax rate if realized. Due to the uncertainty of tax audit outcomes and the timing of tax audit settlements, we are unable to estimate the changes to our unrecognized tax benefits over the next twelve months.

We are subject to routine corporate income tax audits in the United States, India, Netherlands, Sweden, United Kingdom, and other foreign jurisdictions. The statute of limitations for our fiscal years 1994 through 2013 remains open for U.S. purposes. The statute of limitation for our fiscal years 2007 through 2013 remains open for the major foreign tax jurisdictions. Most foreign jurisdictions have statute of limitations that range from three to six years.

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
The following table sets forth the computation of basic and diluted net income per share for the periods indicated (in thousands, except per share data):

	Year Ended November 30,
	2013	2012	2011
Net income attributable to TIBCO Software Inc.	$84,020	$122,007	$112,406
Weighted-average shares of common stock used in computing basic net income per share (excluding unvested restricted stock)	160,963	160,330	161,469
Effect of dilutive common stock equivalents:
Stock options	4,562	6,677	9,549
Stock awards	2,317	2,683	2,245
ESPP	6	8	9
Weighted-average shares of common stock used in computing diluted net income per share	167,848	169,698	173,272
Net Income per share attributable to TIBCO Software Inc.:
Basic net income per share	$0.52	$0.76	$0.70
Diluted net income per share	$0.50	$0.72	$0.65

The following potential weighted-average common stock equivalents are not included in the diluted net income per share calculation above, because their effect was anti-dilutive for the periods indicated (in thousands):

	Year Ended November 30,
	2013	2012	2011
Stock options	1,651	1,738	1,264
Stock awards	1,036	291	404
Convertible senior notes	11,865	7,542	—
Total anti-dilutive common stock equivalents	14,552	9,571	1,668

Anti-dilutive potential common stock equivalents for fiscal year 2013 include the weighted effect of the 11.9 million shares that could be issued under the Notes if we experience a substantial increase in our common stock price. Under the treasury stock method, the Notes will generally have a dilutive impact on net income per share if our average stock price for the period exceeds the conversion price for the Notes. On conversion of a Note, however, we will deliver cash in an amount generally equal to the lesser of the conversion value and the principal amount of each Note and, only for any conversion value greater than the principal amount, we will deliver shares of common stock.

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
Our total revenue by geographic region, based on the location at which each sale originated, is summarized as follows (in thousands):

	Year Ended November 30,
	2013	2012	2011
Americas:
United States	$556,298	$498,059	$456,862
Other Americas	48,792	52,816	47,870
Total Americas	605,090	550,875	504,732
EMEA:
United Kingdom	94,315	93,697	80,645
Other EMEA	266,000	276,323	245,854
Total EMEA	360,315	370,020	326,499
APJ	104,545	103,718	89,015
	$1,069,950	$1,024,613	$920,246

Our license revenue in fiscal years 2013, 2012 and 2011 was derived from the following three product solutions: integration and core infrastructure, business optimization and process automation and collaboration.

	Year Ended November 30,
	2013	2012	2011
Integration and core infrastructure	47%	50%	56%
Business optimization	44	39	33
Process automation and collaboration	9	11	11
Total license revenue	100%	100%	100%

Our property and equipment by major country are summarized as follows (in thousands):

	November 30,
	2013	2012
Property and equipment, net:
United States	$88,669	$83,516
United Kingdom	1,568	1,191
Other	10,813	13,767
	$101,050	$98,474

TIBCO SOFTWARE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

22.	Selected Quarterly Financial Information (Unaudited)
(in thousands, except per share data)

	Three Months Ended
	November 30, 2013	August 31, 2013	May 31, 2013	February 28, 2013
Total revenue	$315,455	$270,859	$245,846	$237,790
Gross profit	233,591	192,886	171,875	164,153
Total operating expenses	166,135	155,677	150,982	145,294
Income from operations	67,456	37,209	20,893	18,859
Provision for income taxes	15,500	7,900	3,100	(100)
Net income attributable to TIBCO Software Inc.	44,549	21,251	8,715	9,505
Net income per share attributable to TIBCO Software Inc.:
Basic	$0.28	$0.13	$0.05	$0.06
Diluted	$0.27	$0.13	$0.05	$0.06
Shares used in computing net income per share attributable to TIBCO Software Inc.:
Basic	160,814	160,638	160,877	161,521
Diluted	167,758	166,999	167,507	169,130

	Three Months Ended
	November 30, 2012	August 31, 2012	May 31, 2012	February 28, 2012
Total revenue	$296,527	$255,021	$247,363	$225,702
Gross profit	220,938	182,772	178,476	159,612
Total operating expenses	147,886	139,620	141,117	135,459
Income from operations	73,052	43,152	37,359	24,153
Provision for income taxes	15,300	7,400	7,200	3,300
Net income attributable to TIBCO Software Inc.	48,788	26,086	26,492	20,641
Net income per share attributable to TIBCO Software Inc.:
Basic	$0.30	$0.16	$0.17	$0.13
Diluted	$0.29	$0.15	$0.16	$0.12
Shares used in computing net income per share attributable to TIBCO Software Inc.:
Basic	160,115	159,308	160,437	161,460
Diluted	169,284	169,165	169,477	170,866

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on this 29th day of January 2014.

TIBCO Software Inc.

By:	/S/ MATTHEW D. LANGDON
Matthew D. Langdon
Senior Vice President, Chief Financial Officer

II-1

POWER OF ATTORNEY
KNOW ALL THESE PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Vivek Y. Ranadivé and Matthew D. Langdon, and each of them, his attorneys-in-fact, each with full power of substitution, for him in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each said attorneys-in-fact or his substitute or substitutes, may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ VIVEK Y. RANADIVÉ	Chairman and Chief Executive Officer (Principal Executive Officer)	January 29, 2014
Vivek Y. Ranadivé

/s/ MATTHEW D. LANGDON	Senior Vice President, Chief Financial Officer (Principal Financial Officer)	January 29, 2014
Matthew D. Langdon

/s/ BRENT P. HOGENSON	Vice President, Corporate Controller (Principal Accounting Officer)	January 29, 2014
Brent P. Hogenson

/s/ NANCI E. CALDWELL	Director	January 29, 2014
Nanci E. Caldwell

/s/ ERIC C. W. DUNN	Director	January 29, 2014
Eric C. W. Dunn

/s/ NAREN K. GUPTA	Director	January 29, 2014
Naren K. Gupta

Director
Peter J. Job

/s/ PHILIP K. WOOD	Director	January 29, 2014
Philip K. Wood

II-2

EXHIBIT INDEX

Exhibit No.	Exhibits
3.1(1)	Amended and Restated Certificate of Incorporation of Registrant.
3.2(2)	Amended and Restated Bylaws of Registrant, as amended and restated.
3.3(1)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of the Registrant.
4.1(1)
Preferred Stock Rights Agreement, dated as of February 14, 2004, between the Registrant and EquiServe Trust Company, N.A., including the Certificate of Designation, the Form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B and C, respectively.

4.2(3)	Indenture between the Registrant and U.S. Bank National Association, dated as of April 23, 2012.
4.3(3)	Form of 2.25% Convertible Senior Note due May 1, 2032 (included in Exhibit 4.2 hereto).
10.1(4)	Form of Registrant’s Indemnification Agreement.
10.2(5)#	1996 Stock Option Plan, as amended and restated.
10.3(4)#	Form of Stock Option Agreement pursuant to the 1996 Stock Option Plan.
10.4(6)#	Form of Restricted Stock Agreement pursuant to the 1996 Stock Option Plan.
10.5(4)#	Form of Restricted Stock Unit Agreement pursuant to the 1996 Stock Option Plan.
10.6(7)#	1998 Director Option Plan, as amended and restated.
10.7(6)#	Form of Director Option Agreement pursuant to the 1998 Director Option Plan.
10.8(8)#	TIBCO Software Inc. 2008 Equity Incentive Plan (March 7, 2012 Restatement).
10.9(9)#	Form of Stock Option Agreement pursuant to the 2008 Equity Incentive Plan.
10.10(9)#	Form of Restricted Stock Agreement pursuant to the 2008 Equity Incentive Plan.
10.11(9)#	Form of Restricted Stock Unit Agreement pursuant to the 2008 Equity Incentive Plan.
10.12(10)#	2008 Employee Stock Purchase Plan.
10.13(11)#	Executive Change in Control and Severance Plan (Amended and Restated March 2, 2011).
10.14(12)#	Amended and Restated Employment Agreement, dated as of February 28, 2012, by and between Vivek Ranadivé and Registrant.
10.15(13)	Lease Agreement dated January 21, 2000 between Spieker Properties, L.P. and the Registrant.
10.16(14)	Agreement to Lease and Sell Assets, dated as of June 2, 2003, by and between the Board of Trustees of the Leland Stanford Junior University and 3301 Hillview Holdings, Inc.
10.17(14)	Ground Lease, dated as of June 25, 2003, by and between the Board of Trustees of the Leland Stanford Junior University and 3301 Hillview Holdings, Inc.
10.18(14)	Promissory Note issued on June 25, 2003 to SunAmerica Life Insurance Company by 3301 Hillview Holdings, Inc.
10.19(15)	First Amendment, dated May 31, 2007, to Promissory Note issued on June 25, 2003 to SunAmerica Life Insurance Company by 3301 Hillview Holdings, Inc.
10.20(16)#	TIBCO Software Inc. 2009 Deferred Compensation Plan.
10.21(16)#	Form of Restricted Stock Unit Agreement pursuant to the TIBCO Software Inc. 2009 Deferred Compensation Plan.
10.22(17)
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

10.23(17)	Company Guaranty, dated as of December 19, 2011, made by the Registrant, in favor of Bank of America, N.A., as Administrative Agent.
10.24(17)	Subsidiary Guaranty (Netherlands), dated as of December 19, 2011, made by TIBCO Software B.V., in favor of Bank of America, N.A., as Administrative Agent.
10.25(18)	Waiver, dated as of April 16, 2012, by and between the Registrant and Bank of America, N.A., as Administrative Agent, and the lenders party thereto.
10.26(19)
First Amendment to Credit Agreement, dated as of May 31, 2012, by and among the Registrant, TIBCO International Holdings B.V., as Designated Borrower, each of the lenders party thereto, and Bank of America, N.A., as Administrative Agent.

Exhibit No.	Exhibits
10.27(20)#	Form of Performance-Based Restricted Stock Unit Agreement - 2010.
10.28(21)#	Summary of FY 2013 TIBCO Executive Incentive Compensation Plan.
10.29(22)#	Letter Agreement, dated as of July 8, 2013, by and between Matthew Langdon and the Registrant.
21	List of subsidiaries.
23	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.
24	Power of Attorney (included on signature page).
31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification by Chief Financial Officer Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification by Chief Executive Officer pursuant to 18 USC § 1350.
32.2	Certification by Chief Financial Officer pursuant to 18 USC § 1350.
101
Interactive data files (XBRL) pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of November 30, 2013 and November 30, 2012, (ii) the Consolidated Statements of Operations for the years ended November 30, 2013, November 30, 2012 and November 30, 2011, (iii) the Consolidated Statements of Equity and Comprehensive Income (Loss) for the years ended November 30, 2013, 2012 and 2011 (iv) the Consolidated Statements of Cash Flows for the years ended November 30, 2013, November 30, 2012 and November 30, 2011 and (v) the Notes to Condensed Consolidated Financial Statements.*

(1)	Incorporated by reference to an exhibit filed with the Registrant’s Registration Statement on Form 8-A, filed with the SEC on February 23, 2004.

(2)	Incorporated by reference to an exhibit filed with the Registrant’s Current Report on Form 8-K, filed with the SEC on June 28, 2013.

(3)	Incorporated by reference to an exhibit filed with the Registrant’s Current Report on Form 8-K, filed with the SEC on April 27, 2012.

(4)	Incorporated by reference to an exhibit filed with the Registrant’s Annual Report on Form 10-K, filed with the SEC on January 25, 2008.

(5)	Incorporated by reference to an exhibit filed with the Registrant’s Annual Report on Form 10-K, filed with the SEC on February 9, 2007.

(6)	Incorporated by reference to exhibits filed with the Registrant’s Annual Report on Form 10-K, filed with the SEC on January 28, 2009.

(7)	Incorporated by reference to an exhibit filed with the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on April 14, 2006.

(8)	Incorporated by reference to an exhibit filed with the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on June 13, 2012.

(9)	Incorporated by reference to an exhibit filed with the Registrant's Annual Report on Form 10-K, filed with the SEC on January 28, 2013.

(10)	Incorporated by reference to an exhibit filed with the Registrant’s Registration Statement on Form S-8 (File No. 333-152245), filed with the SEC on July 10, 2008.

(11)	Incorporated by reference to exhibits filed with the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on July 8, 2011.

(12)	Incorporated by reference to exhibits filed with the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on April 13, 2012.

(13)	Incorporated by reference to exhibits filed with the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on April 17, 2000.

(14)	Incorporated by reference to an exhibit filed with the Registrant’s Annual Report on Form 10-K, filed with the SEC on January 20, 2004.

(15)	Incorporated by reference to an exhibit filed with the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on July 13, 2007.

(16)	Incorporated by reference to an exhibit filed with the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on April 9, 2009.

(17)	Incorporated by reference to an exhibit filed with the Registrant’s Current Report on Form 8-K, filed with the SEC on December 21, 2011.

(18)	Incorporated by reference to an exhibit filed with the Registrant’s Current Report on Form 8-K, filed with the SEC on April 18, 2012.

(19)	Incorporated by reference to an exhibit filed with the Registrant’s Current Report on Form 8-K, filed with the SEC on June 6, 2012.

(20)	Incorporated by reference to an exhibit filed with the Registrant’s Current Report on Form 8-K, filed with the SEC on March 4, 2010.

(21)	Incorporated by reference to an exhibit filed with the Registrant’s Current Report on Form 8-K, filed with the SEC on February 6, 2013.

(22)	Incorporated by reference to an exhibit filed with the Registrant's Quarterly Report on Form 10-Q, filed with the SEC on October 9, 2013.

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