Form 10-Q
period 2014-03-02
TIBCO SOFTWARE INC
filed 2014-04-08
CIK 1085280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _____________________________________________________________
FORM 10-Q
 _____________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 2, 2014
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s common stock, $0.001 par value, as of April 3, 2014 was 162,731,909 shares.

TIBCO SOFTWARE INC.

TIBCO SOFTWARE INC.
PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except par value per share)

	February 28, 2014	November 30, 2013
Assets
Current assets:
Cash and cash equivalents	$524,962	$662,109
Short-term investments	235,131	83,842
Accounts receivable, net of allowances of $5,072 and $5,145	205,521	231,194
Prepaid expenses and other current assets	93,176	74,725
Total current assets	1,058,790	1,051,870
Property and equipment, net	102,867	101,050
Goodwill	588,191	582,091
Acquired intangible assets, net	110,028	119,418
Long-term deferred income tax assets	61,201	78,853
Other assets	71,247	72,831
Total assets	$1,992,324	$2,006,113
Liabilities and Equity
Current liabilities:
Accounts payable	$36,327	$37,701
Accrued liabilities	104,271	125,112
Accrued restructuring costs	1,797	5,819
Deferred revenue	271,902	258,315
Total current liabilities	414,297	426,947
Long-term deferred revenue	20,908	24,036
Long-term deferred income tax liabilities	1,118	1,334
Long-term income tax liabilities	54,460	55,733
Other long-term liabilities	6,519	4,788
Convertible senior notes, net	544,054	540,022
Total liabilities	1,041,356	1,052,860
Commitments and contingencies (Note 10)
Equity:
Common stock, $0.001 par value; 1,200,000 shares authorized; 161,853 and 163,169 shares issued and outstanding	162	163
Additional paid-in capital	929,140	925,581
Accumulated other comprehensive income (loss)	(294)	(9,048)
Retained earnings	20,954	35,521
Total TIBCO Software Inc. stockholders’ equity	949,962	952,217
Noncontrolling interest	1,006	1,036
Total equity	950,968	953,253
Total liabilities and equity	$1,992,324	$2,006,113
See accompanying Notes to Condensed Consolidated Financial Statements

TIBCO SOFTWARE INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended February 28,
	2014	2013
Revenue:
License	$83,033	$78,263
Service and maintenance	169,846	159,527
Total revenue	252,879	237,790
Cost of revenue:
License	11,950	11,261
Service and maintenance	65,582	62,376
Total cost of revenue	77,532	73,637
Gross profit	175,347	164,153
Operating expenses:
Research and development	43,616	41,625
Sales and marketing	85,791	80,089
General and administrative	16,485	18,925
Amortization of acquired intangible assets	5,043	4,321
Acquisition related and other	35	327
Restructuring adjustments	(759)	7
Total operating expenses	150,211	145,294
Income from operations	25,136	18,859
Interest income	279	198
Interest expense	(8,520)	(8,782)
Other income (expense), net	(323)	(842)
Income before provision for income taxes and noncontrolling interest	16,572	9,433
Provision for income taxes	4,400	(100)
Net income	12,172	9,533
Less: Net income attributable to noncontrolling interest	22	28
Net income attributable to TIBCO Software Inc.	$12,150	$9,505
Net income per share attributable to TIBCO Software Inc.:
Basic	$0.07	$0.06
Diluted	$0.07	$0.06
Shares used to compute net income per share attributable to TIBCO Software Inc.:
Basic	162,299	161,521
Diluted	167,369	169,130

See accompanying Notes to Condensed Consolidated Financial Statements

TIBCO SOFTWARE INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended February 28,
	2014	2013
Net income	$12,172	$9,533
Cumulative translation adjustment	8,529	(4,581)
Net unrealized gain (loss) on available-for-sale securities	173	17
Comprehensive income	20,874	4,969
Comprehensive income attributable to noncontrolling interest	(30)	(120)
Comprehensive income attributable to TIBCO Software Inc.	$20,904	$5,089

See accompanying Notes to Condensed Consolidated Financial Statements

TIBCO SOFTWARE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended February 28,
	2014	2013
Operating activities:
Net income	$12,172	$9,533
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	4,688	3,863
Amortization of acquired intangible assets	10,031	8,418
Amortization of debt discount and transaction costs	4,907	4,713
Stock-based compensation	12,763	16,392
Deferred income tax	424	(9,188)
Tax benefits related to stock benefit plans	1,162	4,486
Excess tax benefits from stock-based compensation	(1,057)	(3,257)
Other non-cash adjustments, net	191	139
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	26,292	63,733
Prepaid expenses and other assets	(3,943)	(2,426)
Accounts payable	(726)	1,953
Accrued liabilities and restructuring costs	(24,591)	(23,383)
Deferred revenue	10,556	(11,752)
Net cash provided by operating activities	52,869	63,224
Investing activities:
Purchases of short-term investments	(165,998)	—
Maturities and sales of short-term investments	16,373	51
Acquisition purchase price adjustment	—	2,280
Purchases of property and equipment	(7,472)	(2,586)
Restricted cash pledged as security	629	(322)
Net cash used in investing activities	(156,468)	(577)
Financing activities:
Principal payments on debt	—	(620)
Proceeds from issuance of common stock	2,991	6,086
Repurchases of the Company’s common stock	(35,799)	(21,871)
Withholding taxes related to restricted stock net share settlement	(4,276)	(4,890)
Excess tax benefits from stock-based compensation	1,057	3,257
Net cash used in financing activities	(36,027)	(18,038)
Effect of foreign exchange rate changes on cash and cash equivalents	2,479	506
Net increase (decrease) in cash and cash equivalents	(137,147)	45,115
Cash and cash equivalents at beginning of period	662,109	727,309
Cash and cash equivalents at end of period	$524,962	$772,424
Supplemental disclosures:
Interest paid	$272	$485
Income taxes paid	$4,084	$6,371
See accompanying Notes to Condensed Consolidated Financial Statements

TIBCO SOFTWARE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	BASIS OF PRESENTATION
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared by TIBCO Software Inc. (“TIBCO,” the “Company,” “we” or “us”) in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in Consolidated Financial Statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) have been condensed or omitted in accordance with such rules and regulations. The condensed consolidated balance sheet data as of November 30, 2013 was derived from audited financial statements, but does not include all disclosures required by GAAP. In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of our financial position and our results of operations and cash flows. These Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and notes thereto included in our 2013 Annual Report on Form 10-K for the fiscal year ended November 30, 2013.
Our fiscal year ends on November 30 of each year. For purposes of presentation, we have indicated the first quarter of fiscal years 2014 and 2013 as ended on February 28, 2014 and February 28, 2013, respectively; whereas in fact, the first quarter of fiscal years 2014 and 2013 actually ended on March 2, 2014 and March 3, 2013, respectively. There were 92 days and 93 days in the first quarter of fiscal years 2014 and 2013, respectively.
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
The results of operations for the three months ended February 28, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending November 30, 2014, or any other future period, and we make no representations related thereto.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Our significant accounting policies and recent accounting pronouncements were described in Note 2 to our Consolidated Financial Statements included in our 2013 Annual Report on Form 10-K for the fiscal year ended November 30, 2013. There have been no significant changes in our accounting policies since November 30, 2013 other than as presented below.

Recent Accounting Pronouncements
In July 2013, the Financial Accounting Standards Board (“FASB”) issued a new accounting standard that will require the presentation of certain unrecognized tax benefits as reductions to deferred tax assets rather than as liabilities in the Consolidated Condensed Balance Sheets when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. We adopted this new standard in fiscal 2013. There was no significant impact on our consolidated results of operations and financial condition upon adoption of this new standard.

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

TIBCO SOFTWARE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

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

Acquisitions in Fiscal Year 2013
Acquisition of Extended Results
On September 13, 2013, we acquired Extended Results, Inc. (“Extended Results”), a private company based and incorporated in the State of Washington. Extended Results is a provider of mobile business intelligence software and services. We paid $21.0 million, to acquire all of the outstanding shares of capital stock of Extended Results. We have also incurred $0.3 million of transaction costs associated with the acquisition.
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
Acquisition of Maporama Solutions
On March 20, 2013, we acquired Maporama Solutions (“Maporama”), a private company based in Paris, France and organized under the laws of France. Maporama is a provider of location intelligence and geospatial analytics solutions. We have incurred $0.3 million of transaction costs associated with the acquisition.
Pro Forma Adjusted Summary

The results of operations of Extended Results, StreamBase and Maporama have been included in the Consolidated Financial Statements subsequent to the respective acquisition dates. The following unaudited pro forma adjusted summary reflects our condensed results of operations for the periods ended February 28, 2013. The summary assumes that the businesses had been acquired at the beginning of fiscal year 2013 and include pro forma adjustments for amortization charges for acquired intangible assets, stock-based compensation charges, if any, and related tax effects (in thousands, except per share data):

Three Months Ended February 28,
2013
Pro forma adjusted total revenue	$242,415
Pro forma adjusted net income attributable to TIBCO Software Inc.	$8,451
Pro forma adjusted net income per share attributable to TIBCO Software Inc.:
Basic	$0.05
Diluted	$0.05

TIBCO SOFTWARE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

4.	INVESTMENTS
Short-term investments and cash equivalents, which are classified as available-for-sale, are summarized below as of February 28, 2014 and November 30, 2013 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value
As of February 28, 2014
Money market funds	$35,297	$—	$—	$35,297
Corporate bonds and commercial paper	210,457	240	—	210,697
U.S. Government debt and agency securities	24,114	6	—	24,120
Term deposits	529	—	—	529
Mortgage-backed securities	201	113	—	314
	$270,598	$359	$—	$270,957
As of November 30, 2013
Money market funds	$245,953	$—	$—	$245,953
Corporate bonds and commercial paper	77,442	66	—	77,508
U.S. Government debt and agency securities	6,012	1	—	6,013
Term deposits	536	—	—	536
Mortgage-backed securities	200	121	—	321
	$330,143	$188	$—	$330,331

Fixed income securities included in short-term investments above are summarized by their contractual maturities as follows (in thousands):

	February 28, 2014	November 30, 2013
Contractual maturities:
Less than one year	$97,991	$36,084
One to three years	137,140	47,758
	$235,131	$83,842

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
We execute our foreign currency contracts primarily in the retail market in an over-the-counter environment with a relatively high level of price transparency. The market participants usually are large multi-national and regional banks. Our foreign currency contracts valuation inputs are based on quoted prices and quoted pricing intervals from public data sources and do not involve management judgment. These contracts are typically classified within Level 2 of the fair value hierarchy. There were no transfers between Level 1, Level 2 and Level 3 during the three months ended February 28, 2014.
The fair value hierarchy of our cash equivalents, short-term investments and foreign currency contracts is as follows (in thousands):

		Fair Value Measurements at Reporting Date using
Description	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant other Observable Inputs (Level 2)
As of February 28, 2014
Assets:
Money market funds	$35,297	$35,297	$—
Corporate bonds and commercial paper	210,697	—	210,697
U.S. Government debt and agency securities	24,120	—	24,120
Term deposits	529	—	529
Mortgage-backed securities	314	—	314
Foreign currency forward contracts	97	—	97
Liabilities:
Foreign currency forward contracts	$831	$—	$831
As of November 30, 2013
Assets:
Money market funds	$245,953	$245,953	$—
Corporate bonds and commercial paper	77,508	—	77,508
U.S. Government debt and agency securities	6,013	—	6,013
Term deposits	536	—	536
Mortgage-backed securities	321	—	321
Foreign currency forward contracts	625	—	625
Liabilities:
Foreign currency forward contracts	$547	$—	$547

Derivative Instruments
We conduct business in the Americas; Europe, the Middle East and Africa (“EMEA”); and Asia Pacific and Japan (“APJ”). As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or changes in economic conditions in foreign markets. The U.S. dollar is our major transaction currency; we also transact business in approximately 25 foreign currencies worldwide, of which the most significant to our operations are the Euro, British pound, and Australian dollar. We enter into forward contracts with financial institutions to manage our currency exposure related to net assets and liabilities denominated in foreign currencies, and these forward contracts are generally settled monthly. Our forward contracts reduce, but do not eliminate, the impact of currency exchange rate movements. Gains and losses on forward contracts are included in Other Income (Expense) in our Condensed Consolidated Statements of Operations.

TIBCO SOFTWARE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

We had the following forward contracts outstanding as of February 28, 2014 (in thousands):

	Notional Value Local Currency	Notional Value USD	Fair Value Gain (Loss) USD
Forward contracts sold:
Australian dollar	4,700	$4,194	$(72)
British pound	5,700	9,553	(170)
Canadian dollar	1,000	904	3
Euro	37,000	51,145	(492)
Japanese yen	45,000	442	—
Korean won	427,000	400	(6)
Polish zloty	1,100	365	(10)
South African rand	13,000	1,208	(53)
New Taiwan dollar	27,000	891	27
Forward contracts bought:
Indian rupee	135,000	2,181	44
Swedish krona	6,000	937	(5)
			$(734)

	Derivatives not Designated as Hedging Instruments
	February 28, 2014	November 30, 2013
Foreign currency forward contracts, fair value included in:
Other Current Assets	$97	$625
Accrued Liabilities	831	547

		Amount of Gain or (Loss) Recognized In Income on Derivative
		Three Months Ended February 28,
Derivatives not Designated as Hedging Instruments	Location	2014	2013
Foreign Currency Contracts	Other income/(exp.)	$1,165	$2,823

6.	GOODWILL AND ACQUIRED INTANGIBLE ASSETS
The change in the carrying value of goodwill for the three months ended February 28, 2014 is as follows (in thousands):

Balance as of November 30, 2013	$582,091
Post-acquisition goodwill adjustment for the Extended Results acquisition	(50)
Foreign currency translation	6,150
Balance as of February 28, 2014	$588,191

Certain of our intangible assets were recorded in foreign currencies, and therefore, the gross carrying amount and accumulated amortization are subject to foreign currency translation adjustments. The carrying values of our amortized acquired intangible assets as of February 28, 2014 and November 30, 2013 are as follows (in thousands):

TIBCO SOFTWARE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

	February 28, 2014			November 30, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technologies	$206,931	$(144,155)	$62,776	$204,918	$(137,758)	$67,160
Maintenance agreements	88,434	(61,700)	26,734	87,888	(58,777)	29,111
Customer base	68,308	(53,220)	15,088	67,707	(50,623)	17,084
Patents/core technologies	29,057	(26,870)	2,187	28,649	(26,080)	2,569
Trademarks	12,989	(9,746)	3,243	12,871	(9,377)	3,494
Non-compete agreements	580	(580)	—	580	(580)	—
Total intangible assets	$406,299	$(296,271)	$110,028	$402,613	$(283,195)	$119,418

7.	ACCRUED RESTRUCTURING COSTS
2013 Restructuring Plan
 In order to achieve cost efficiencies and realign our resources and operations, our Board of Directors approved a restructuring plan initiated by management during the third quarter of fiscal year 2013 (the "2013 Restructuring Plan"). The restructuring charges are primarily intended to increase efficiencies and reduce redundancies, including those arising from recent acquisitions. The total restructuring costs associated with the 2013 Restructuring Plan are estimated to be $13.5 million. Changes in estimates, if any, will be reflected in our future results of operations. We expect to fulfill most of the obligations associated with this restructuring no later than fiscal year 2014.

The following is a summary of activities in accrued restructuring costs for the three months ended February 28, 2014 under the 2013 restructuring plan (in thousands):

	Accrued Facilities Restructuring	Accrued Severance and Other	Total
As of November 30, 2013	$1,209	$4,697	$5,906
Restructuring adjustments	(397)	(362)	(759)
Cash utilized	(534)	(2,816)	(3,350)
As of February 28, 2014	$278	$1,519	$1,797

The remaining accrued excess facilities costs represent the estimated loss on abandoned excess facilities, which is expected to be paid over the next two years.

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
At the end of the first quarter of fiscal year 2014, we were required to maintain a minimum consolidated interest coverage ratio of 3.5:1.0 and a maximum consolidated leverage ratio of 3.00:1.00 in addition to other customary affirmative and negative covenants. The maximum consolidated leverage ratio decreased to 2.75:1.00 at the beginning of the second fiscal quarter of fiscal year 2014. As of February 28, 2014, we were in compliance with all covenants under the 2011 Credit Facility and we had no outstanding borrowings under the 2011 Credit Facility.
Line of Credit
We have a $10.0 million revolving line of credit (the “Line of Credit”) that matures in June 2014. The Line of Credit is available for cash borrowings and for the issuance of letters of credit up to $10.0 million. The Line of Credit contains financial covenants substantially identical to those of the 2011 Credit Facility, as well as other customary affirmative and negative covenants. As of February 28, 2014, we were in compliance with all covenants under the Line of Credit.
As of February 28, 2014, we had a total of $1.6 million outstanding under the Line of Credit with respect to letters of credit in connection with sales and lease transactions.
Guarantee Credit Line and Restricted Cash
We have a revolving guarantee credit line of approximately $16.6 million available for the issuance of bank guarantees denominated in foreign currency. Issued bank guarantees were approximately $13.4 million and $13.7 million as of February 28, 2014 and November 30, 2013, respectively, and were collateralized by pledging the equivalent amount under restricted cash as required under our guarantee credit line. Various other contractual commitments also require us to pledge cash as security and record this cash under restricted cash. As of February 28, 2014 and November 30, 2013, we had restricted cash of $15.3 million and $15.7 million, respectively, which is included in Other Assets on our Condensed Consolidated Balance Sheets.

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

TIBCO SOFTWARE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

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
As of February 28, 2014, the carrying value of the Notes was $544.1 million, which consisted of $600.0 million outstanding principal amount net of $55.9 million unamortized debt discount.
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
For the first quarter ended February 28, 2014, we recognized interest expense of $8.1 million related to the Notes, comprised of $3.4 million for the contractual coupon interest, $4.0 million related to the amortization of debt discount and $0.7 million related to the amortization of deferred debt issuance costs.
The Notes are carried at face value less any unamortized debt discount and also require disclosure of an estimate of fair value (Level 2 of the three-tier value hierarchy). The fair value of the Notes at each balance sheet date is determined based on recent quoted market prices or dealer quotes for the Notes, if available. Otherwise, the fair value is determined using cash-flow models of the scheduled payments discounted at market interest rates for comparable debt without the conversion feature. As of February 28, 2014, the estimated fair value of the Notes was approximately $609.0 million.

10.	COMMITMENTS AND CONTINGENCIES
Prepaid Land Lease
In June 2003, we entered into a 51-year lease of the land upon which our corporate headquarters is located. The lease was paid in advance for a total of $28.0 million, but is subject to adjustments every ten years based upon changes in the fair market value of the land. The first adjustment to the rent as a result of the increase in the fair market value since 2003 will take effect in April 2014. We have different options to prepay the rent increases at the discounted present value of the future payments. As of April 2014, the present value of the future payments is approximately $26.8 million.
The prepaid land lease is being amortized using the straight-line method over the life of the lease.

TIBCO SOFTWARE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Commitments
At various locations worldwide, we lease office space and equipment under non-cancelable operating leases with various expiration dates through March 2032. Rental expense was $4.5 million and $4.2 million for the three months ended February 28, 2014 and 2013, respectively.
As of February 28, 2014, contractual commitments associated with indebtedness, lease obligations, which include the undiscounted land lease payments over the next forty-one years, and restructuring were as follows (in thousands):

	Total	Remainder of 2014	2015	2016	2017	2018	Thereafter
Commitments:
Debt principal	$600,000	$—	$—	$—	$600,000	$—	$—
Debt interest	47,250	13,500	13,500	13,500	6,750	—	—
Operating leases (1)	37,053	7,308	7,589	7,284	5,830	4,717	4,325
Land lease	115,921	860	1,499	1,544	1,591	1,638	108,789
Total commitments	$800,224	$21,668	$22,588	$22,328	$614,171	$6,355	$113,114

(1)
Operating leases included future minimum rent payments, net of estimated sublease income of $5.3 million, for facilities that we have vacated pursuant to our restructuring activities, as discussed in Note 7.

Future minimum lease payments under restructured non-cancelable operating leases are included in Accrued Restructuring Costs on our Condensed Consolidated Balance Sheets.
The above commitment table does not include approximately $54.5 million of long-term uncertain income tax liabilities due to the fact that we are unable to reasonably estimate the timing of these potential future payments.
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

Vasudevan filed a notice of appeal to the United States Court of Appeals for the Federal Circuit on November 11, 2013, seeking reversal of the final judgment entered on October 17, 2013, including the claim construction orders of September 19, 2012 and September 19, 2013, and the October 17, 2013 order regarding invalidity. Vasudevan filed its opening appeal brief on January 28, 2014. We filed our opposition brief on March 27, 2014. The court has yet to schedule oral argument.

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
Stock-based compensation cost for the three months ended February 28, 2014 and 2013 was $12.8 million and $16.4 million, respectively. The deferred tax benefit from stock-based compensation expenses for the three months ended February 28, 2014 and 2013 was $3.6 million and $5.1 million, respectively.

Since fiscal year 2010, certain of our employees received performance-based restricted stock units ("PRSUs"). These PRSUs are subject to the terms and conditions set forth in each applicable PRSU Agreement and have been granted under our 2008 Equity Incentive Plan. During the first quarter of 2014, 1.3 million PRSUs were granted and 1.7 million vested.

The following table summarizes additional information pertaining to our stock-based compensation from stock options and stock awards which are comprised of restricted stock, restricted stock units and performance-based restricted stock units (in thousands, except grant-date fair value and recognition period):

	Three Months Ended February 28,
	2014	2013
Stock options:
Options exercised	(279)	(464)
Total intrinsic value of stock options exercised	$4,096	$7,257
Total unrecognized compensation expense at period-end	$4,991	$10,598
Weighted-average remaining recognition period at period-end	1.3 years	1.9 years
Stock awards (excluding PRSUs):
Weighted-average grant-date fair value	$22.10	$22.16
Stock awards granted	519	971
Stock awards vested	(497)	(557)
Total unrecognized compensation expense at period-end	$77,535	$105,396
Weighted-average remaining recognition period at period-end	2.1 years	1.8 years

13.	PROVISION FOR INCOME TAXES
The effective tax rate was 27% and (1)% for the three months ended February 28, 2014 and 2013, respectively.
In the three months ended February 28, 2014, we recognized a discrete tax benefit of $0.3 million primarily related to $1.6 million tax expenses for withholding taxes, offset by $2.3 million of tax benefits from lapses of various statutes of limitations and tax rate changes. We recognize the withholding taxes as discrete items because of the high variability of withholding tax rates by country and the difficulty in forecasting the exact country of future revenue.
In the three months ended February 28, 2013, we recognized a discrete tax provision of $1.4 million, primarily related to $1.8 million tax expense for withholding taxes offset by $3.3 million retroactive tax benefit of the federal research and development credit for the eleven months ended November 30, 2012.
The provision for the three month periods ended February 28, 2014 and 2013 reflects a forecasted annual tax rate of 28% and 14%, respectively, offset by discrete items which are recognized in the period they occur. The forecasted tax rate reflects the benefits resulting from the reorganization of certain foreign entities, lower foreign taxes, domestic manufacturing incentives, and federal and state research and development credits, partially offset by the impact of certain stock compensation charges and state income taxes. The federal research and development credits expired on December 31, 2013.
We use the single sales factor apportionment for California state taxation, which is expected to lower our future taxable state income. This reduction in taxable income may affect the extent to which we can benefit from $14.9 million (net of reserve for uncertain tax positions) research and development credit carryforwards and $4.3 million net operating loss carryforwards. If we determine that it is more likely than not that we will not be able to fully utilize these carryforwards, we will recognize a valuation allowance against the related deferred tax assets.
During the three months ended February 28, 2014, the amount of gross unrecognized tax benefits decreased by approximately $0.7 million. The total amount of gross unrecognized tax benefits was $87.1 million as of February 28, 2014, of which $73.0 million would benefit tax expense if realized. We elected to include interest expense and penalties accrued on unrecognized tax benefits as a component of our income tax expense. We are subject to routine corporate income tax audits in the United States, India, Netherlands, Sweden, United Kingdom and other foreign jurisdictions. Due to uncertainty of tax audit outcomes and the timing of tax audit settlements, we are unable to estimate the changes to our unrecognized tax benefit over the next twelve months.

TIBCO SOFTWARE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

14.	NET INCOME PER SHARE
The following table sets forth the computation of basic and diluted net income per share for the periods indicated (in thousands, except per share data):

	Three Months Ended February 28,
	2014	2013
Net income attributable to TIBCO Software Inc.	$12,150	$9,505
Weighted-average shares of common stock used to compute basic net income per share	162,299	161,521
Effect of dilutive common stock equivalents:
Stock options	3,430	5,111
Stock awards	1,627	2,485
Employee stock purchase program	13	13
Weighted-average shares of common stock used to compute diluted net income per share	167,369	169,130
Net income per share attributable to TIBCO Software Inc.:
Basic	$0.07	$0.06
Diluted	$0.07	$0.06

The following potential common stock equivalents are not included in the diluted net income per share calculation above because their effect was anti-dilutive for the periods indicated (in thousands):

	Three Months Ended February 28,
	2014	2013
Stock options	1,471	1,868
Stock awards	749	1,689
Convertible senior notes	11,865	11,865
Total anti-diluted common stock equivalents	14,085	15,422
Anti-dilutive potential common stock equivalents for the three months ended February 28, 2014 include the 11.9 million shares that could be issued under the Notes if we experience substantial increases in our stock price. Under the treasury stock method, the Notes will generally have a dilutive impact on net income per share if our average stock price for the period exceeds the conversion price for the Notes. On conversion of a Note, however, we will deliver cash in an amount generally equal to the lesser of the conversion value and the principal amount of each Note and, only for any conversion value greater than the principal amount, we will deliver shares of common stock.

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

TIBCO SOFTWARE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Our revenue, organized by the following geographic regions: (i) Americas; (ii) EMEA; and (iii) APJ, based on the location at which each sale originates, is summarized as follows (in thousands):

	Three Months Ended February 28,
	2014	2013
Americas:
United States	$127,572	$117,654
Other Americas	16,726	9,761
Total Americas	144,298	127,415
EMEA:
United Kingdom	19,933	21,988
Other EMEA	65,932	63,435
Total EMEA	85,865	85,423
APJ	22,716	24,952
	$252,879	$237,790

Our property and equipment by major country are summarized as follows (in thousands):

	February 28, 2014	November 30, 2013
Property and equipment, net:
United States	$89,992	$88,669
United Kingdom	1,577	1,568
Other	11,298	10,813
	$102,867	$101,050

16.	STOCK REPURCHASE PROGRAMS
On April 26, 2013, we announced that our Board of Directors approved a stock repurchase program pursuant to which we may repurchase up to $300.0 million of our outstanding common stock from time to time in the open market or through privately negotiated transactions. During the three months ended February 28, 2014, we repurchased 1.6 million shares for $35.8 million.
In connection with the repurchase activities during the three months ended February 28, 2014, we classified $26.7 million of the excess purchase price over the par value of our common stock to retained earnings.

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
Starting with the first fiscal quarter of 2014, we are now reporting certain of our financial information based on two product categories: (i) core infrastructure and (ii) event processing and analytics, as opposed to the three product categories (i) integration and core infrastructure, (ii) business optimization, and (iii) process automation and collaboration that we previously used. Our core infrastructure offerings allow our customers to integrate their disparate systems and better coordinate both the manual and automated process flows that span their business. Our event processing and analytic offerings allow customers to track large volumes of real-time events as they occur, apply sophisticated rules in order to identify patterns that signify threats and opportunities, and initiate appropriate notifications or adaptations of processes. We believe this categorization better reflects how we manage our business today. For comparison purposes, the presentation in this Management's Discussion and Analysis of Financial Condition and Results of Operation reflects the change by presenting our fiscal year 2013 first quarter product category financial information based on the two new product categories: (i) core infrastructure and (ii) event processing and analytics.
Our revenue consists primarily of license and maintenance fees from our customers, distributors and partners (including system integrators, resellers, professional service organizations and business partners) who embed our software in their products. In addition, we receive fees from our customers for providing consulting services. Our revenue is generally derived from a diverse customer base. No single customer represented greater than 10% of our total revenue for the first three months of fiscal year 2014. As of February 28, 2014, no single customer had a balance in excess of 10% of our net accounts receivable.
For the first quarter of fiscal year 2014, we recorded total revenue of $252.9 million, an increase of 6% from the first quarter of fiscal year 2013. License revenue was $83.0 million, an increase of 6% from the first quarter of fiscal year 2013. In addition, we generated cash flow from operations of $52.9 million in the first quarter of fiscal year 2014. Diluted earnings per share under generally accepted accounting principles in the United States of America (“GAAP”) was $0.07 in the first quarter of fiscal year 2014 as compared to $0.06 for the first quarter of fiscal year 2013. We ended the quarter with $760.1 million in cash, cash equivalents and short-term investments.
We intend to grow our business by pursuing key initiatives to: broaden our product platform and adapt our product offerings to new vertical markets through internal development and acquisitions; expand our distribution capacity by growing our direct sales organization and developing our sales channels; and employ marketing programs to increase awareness of us and our products among existing and prospective customers.
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
We believe that the estimates, assumptions and judgments involved in revenue recognition, allowances for doubtful accounts, returns and discounts, stock-based compensation, business combination, impairment of goodwill, intangible and long-lived assets, and accounting for income taxes have the greatest potential impact on our Condensed Consolidated Financial Statements, so we consider these to be our critical accounting policies. Historically, our estimates, assumptions and judgments relative to our critical accounting policies have not differed materially from actual results. The critical accounting estimates associated with these policies are described in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2013 Annual Report on Form 10-K for the fiscal year ended November 30, 2013.

Recent Accounting Pronouncements
Recent accounting pronouncements are detailed in Note 2 to our Condensed Consolidated Financial Statements.
Results of Operations
For purposes of presentation, we have indicated the first quarter of fiscal years 2014 and 2013 as ended on February 28, 2014 and February 28, 2013, respectively; whereas in fact, the first quarter of fiscal years 2014 and 2013 actually ended on March 2, 2014 and March 3, 2013, respectively. There were 92 days and 93 days in the first quarter of fiscal years 2014 and 2013, respectively. All amounts presented in the tables in the following sections of our Results of Operations are stated in thousands of dollars, except for percentages and unless otherwise stated.
The following table sets forth the components of our Results of Operations as percentages of total revenue for the periods indicated:

	Three Months Ended February 28,
	2014	2013
Revenue:
License	33%	33%
Service and maintenance	67	67
Total revenue	100	100
Cost of revenue:
License	5	5
Service and maintenance	26	26
Total cost of revenue	31	31
Gross profit	69	69
Operating expenses:
Research and development	17	17
Sales and marketing	34	34
General and administrative	6	8
Amortization of acquired intangible assets	2	2
Acquisition related and other	—	—
Restructuring adjustment	—	—
Total operating expenses	59	61
Income from operations	10	8
Interest income	—	—
Interest expense	(3)	(4)
Other income (expense), net	—	—
Income before provision for income taxes and noncontrolling interest	7	4
Provision for (benefit from) income taxes	2	—
Net income	5	4
Less: Net income (loss) attributable to noncontrolling interest	—	—
Net income attributable to TIBCO Software Inc.	5%	4%

Our Results of Operations include incremental revenue and costs related to the acquisitions of Extended Results, StreamBase, and Maporama. In connection with these acquisitions, we have incurred additional expenses, including amortization of intangible assets and acquired technology; stock-based compensation; personnel and related costs; facility and infrastructure costs; and other charges.

Total Revenue
Our total revenue consisted primarily of license, service and maintenance fees from our customers, distributors and partners.

	Three Months Ended February 28,
	2014	2013	Change
Total revenue	$252,879	$237,790	6%

Total revenue in the first quarter of fiscal year 2014 increased by $15.1 million, or 6%, compared to the same quarter last year. The increase was comprised of a $4.8 million, or 6%, increase in license revenue and a $10.3 million, or 6%, increase in service and maintenance revenue.
For the three months ended February 28, 2014, we experienced an increase in total revenue in the Americas and a decrease in total revenue in each of Asia Pacific and Japan (“APJ”) and Europe, the Middle East and Africa (“EMEA”) compared to the same period last year. See Note 15 to our Condensed Consolidated Financial Statements for total revenue by region. The percentages of total revenue from the geographic regions are summarized as follows:

	Three Months Ended February 28,
	2014	2013
Americas	57%	54%
EMEA	34%	36%
APJ	9%	10%
	100%	100%

License Revenue

	Three Months Ended February 28,
	2014	2013	Change
License revenue	$83,033	$78,263	6%
Percentage of total revenue	33%	33%

Our license revenue was derived from the following two product categories: core infrastructure, and event processing and analytics. The percentages of license revenue from the two product categories are summarized as follows:

	Three Months Ended February 28,
	2014	2013
Core infrastructure	59%	53%
Event processing and analytics	41%	47%
	100%	100%

Our license revenue in a particular period is dependent upon the timing, number and size of our license deals. Selected data about our license deals recognized for the respective periods is summarized as follows:

	Three Months Ended February 28,
	2014	2013
Number of license deals of $1.0 million or more	18	12
Number of license deals of $0.1 million or more	126	104
Average size of license deals of $0.1 million or more (in millions)	$0.6	$0.7

Cost of License Revenue

	Three Months Ended February 28,
	2014	2013	Change
Cost of license revenue	$11,950	$11,261	6%
Percentage of total revenue	5%	5%
Percentage of license revenue	14%	14%

Cost of license revenue mainly consisted of amortization of developed technology acquired through acquisitions and royalty costs. Cost of license revenue in the first quarter of fiscal year 2014 increased by $0.7 million, or 6%, compared to the same quarter last year.
Service and Maintenance Revenue and Cost

	Three Months Ended February 28,
	2014	2013	Change
Service and maintenance revenue	$169,846	$159,527	6%
Percentage of total revenue	67%	67%
Cost of service and maintenance revenue	$65,582	$62,376	5%
Percentage of total revenue	26%	26%
Percentage of service and maintenance revenue	39%	39%

Service and maintenance revenue in the first quarter of fiscal year 2014 increased by $10.3 million, or 6%, compared to the same quarter last year. Maintenance revenue was 63% and professional services and training revenue was 37% of total service and maintenance revenue for the three months ended February 28, 2014. The increase for the three months ended February 28, 2014 was primarily due to continued growth in our installed software base and the expansion in our consulting engagements, reflecting our focus on providing more services to our customers.
Cost of service and maintenance consisted primarily of compensation for professional services, customer support personnel and third-party contractors and associated expenses related to providing consulting services.
Cost of service and maintenance in the first quarter of fiscal year 2014 increased by $3.2 million, or 5%, compared to the same quarter last year, primarily due to a $1.3 million increase in employee-related expenses from higher headcount and a $1.2 million increase in subcontractor costs.
Research and Development Expenses
Research and development expenses consisted primarily of employee-related expenses, including salary, bonus, benefits, stock-based compensation expenses, recruiting expense and office support, third-party contractor fees and related costs associated with the development and enhancement of our products.

	Three Months Ended February 28,
	2014	2013	Change
Research and development expenses	$43,616	$41,625	5%
Percentage of total revenue	17%	17%

Research and development expenses in the first quarter of fiscal year 2014 increased by $2.0 million, or 5%, compared to the same quarter last year, primarily due to a $1.8 million increase in employee-related expenses.
The increase in employee-related expenses compared to last year was primarily due to an increase in headcount.

Sales and Marketing Expenses
Sales and marketing expenses consisted primarily of employee-related expenses, including salaries, sales commissions, benefits, stock-based compensation expenses, bonus, related costs of our direct sales force and marketing programs, including customer conferences, promotional materials, trade shows, advertising and related travel expenses.

	Three Months Ended February 28,
	2014	2013	Change
Sales and marketing expenses	$85,791	$80,089	7%
Percentage of total revenue	34%	34%

Sales and marketing expenses in the first quarter of fiscal year 2014 increased by $5.7 million, or 7%, compared to the same quarter last year, primarily due to a $4.1 million increase in employee-related expenses.
The increase in employee-related expenses compared to last year was primarily due to an increase in headcount.
General and Administrative Expenses
General and administrative expenses consisted primarily of employee-related expenses, including salaries, stock-based compensation expenses, benefits, bonus, third party contractor fees and related costs for general corporate functions such as executive, legal, finance, accounting and human resources.

	Three Months Ended February 28,
	2014	2013	Change
General and administrative expenses	$16,485	$18,925	(13)%
Percentage of total revenue	6%	8%

General and administrative expenses in the first quarter of fiscal year 2014 decreased by $2.4 million, or 13%, compared to the same quarter last year, primarily due to a $2.4 million decrease in employee-related expenses.

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

	Three Months Ended February 28,
	2014	2013	Change
Amortization of acquired intangible assets:
In cost of revenue	$4,988	$4,097
In operating expenses	5,043	4,321
Total amortization	$10,031	$8,418	19%
Percentage of total revenue	4%	4%

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

	Three Months Ended February 28,
	2014	2013	Change
Acquisition related and other expenses:
Professional services fees and other	35	327	(89)%
Percentage of total revenue	—%	—%

Restructuring Adjustment

	Three Months Ended February 28,
	2014	2013	Change
Restructuring charges	$(759)	$7	(10,943)%
Percentage of total revenue	—%	—%

During the first quarter of fiscal year 2014, we released $0.8 million in restructuring charges previously accrued under our restructuring plans. The restructuring charges were primarily severance costs related to corporate actions aimed to increase efficiencies and reduce redundancies. See Note 7 to our Condensed Consolidated Financial Statements for further details on restructuring charges.
Stock-Based Compensation Cost
Stock-based compensation cost is included in our Condensed Consolidated Statements of Operations corresponding to the same functional lines as cash compensation paid to the same employees in the respective departments as follows:

	Three Months Ended February 28,
	2014	2013	Change
Stock-based compensation costs:
Cost of revenue	$1,930	$1,603
Research and development	4,280	3,996
Sales and marketing	4,402	5,239
General and administrative	2,151	5,554
Total	$12,763	$16,392	(22)%
Percentage of total revenue	5%	7%

Total stock-based compensation costs in the first quarter of fiscal year 2014 decreased by $3.6 million, or 22%, compared to the same quarter last year primarily due to a $4.7 million decrease in stock-based compensation costs related to PRSUs as a result of the vesting of 1.7 million PRSUs in December 2013 and a $0.6 million decrease in stock-based compensation costs related to stock options, which was partially offset by a $2.1 million increase in stock-based compensation costs related to service-based stock awards.
Interest Income

	Three Months Ended February 28,
	2014	2013	Change
Interest income	$279	$198	41%
Percentage of total revenue	—%	—%

Interest Expense

	Three Months Ended February 28,
	2014	2013	Change
Interest expense	$(8,520)	$(8,782)	(3)%
Percentage of total revenue	3%	4%

Interest expense is primarily related to our convertible senior notes and any outstanding borrowings under our credit facility.
Interest expense decreased in the first quarter of fiscal year 2014 compared to the same quarter last year by $0.3 million, or 3%. See Note 8 and Note 9 to our Condensed Consolidated Financial Statements for further details on the credit facility, mortgage note and the convertible senior notes.
Other Income (Expense), Net
Other income (expense) included foreign exchange gains and losses, realized gains and losses on investments, and other miscellaneous income and expense items.

	Three Months Ended February 28,
	2014	2013	Change
Other income (expense), net:
Foreign exchange gain (loss)	$(419)	$(843)
Realized gain (loss) on investments	13	(3)
Other income (expense)	83	4
Total other income (expense), net	$(323)	$(842)	62%
Percentage of total revenue	—%	—%

Other income (expense) increased in the first quarter of fiscal year 2014 compared to the same quarter last year by $0.5 million primarily due to a $0.4 million difference in foreign exchange gains and losses.
Provision for Income Taxes

	Three Months Ended February 28,
	2014	2013	Change
Provision for (benefit from) income taxes	$4,400	$(100)	N/A
Effective tax rate	27%	(1)%

In the three months ended February 28, 2014, we recognized a discrete benefit of $0.3 million primarily related to $1.6 million in tax expenses for withholding taxes, offset by $2.3 million of tax benefits from lapses of various statutes of limitations and tax rate changes. We recognize the withholding taxes as discrete items because of the high variability of withholding tax rates by country and the difficulty in forecasting the exact country of future revenue.
In the three months ended February 28, 2013, we recognized a discrete tax benefit of $1.4 million, primarily related to $1.8 million withholding taxes offset by $3.3 million retroactive tax benefit of the federal research and development credit for the eleven months ended November 30, 2012.
The tax expense for the three-month periods ended February 28, 2014 and 2013 reflects a forecasted tax rate of 28% and 14%, respectively, offset by discrete items which are recognized in the period they are incurred. The forecasted tax rate reflects the benefits resulting from the reorganization of certain foreign entities, lower foreign taxes, domestic manufacturing incentives, and federal and state research and development credits, partially offset by the impact of certain stock compensation charges and state income taxes. The federal research and development credits expired on December 31, 2013.
We use the single sales factor apportionment for California state taxation, which is expected to lower our future taxable state income. This reduction in taxable income may affect the extent to which we can benefit from $14.9 million (net of reserve for uncertain tax positions) research and development credit carryforwards and $4.3 million net operating loss carryforwards. If we determine that it is more likely than not that we will not be able to fully utilize these carryforwards, we will recognize a valuation allowance against the related deferred tax assets.
During the first quarter of fiscal year 2014, the amount of gross unrecognized tax benefits decreased by approximately $0.7 million. The total amount of gross unrecognized tax benefits was $87.1 million as of February 28, 2014, of which $73.0 million would benefit tax expense if realized. We elected to include interest expense and penalties accrued on unrecognized tax benefits as a component of our income tax expense. We are subject to routine corporate income tax audits in the United States, India, Netherlands, Sweden, United Kingdom and other foreign jurisdictions. Due to uncertainty of tax audit outcomes and the timing of tax audit settlements, we are unable to estimate the changes to our unrecognized tax benefit over the next twelve months.

Liquidity and Capital Resources
Liquidity
As of February 28, 2014, we had cash and cash equivalents totaling $525.0 million, representing a decrease of $137.1 million from November 30, 2013. As of February 28, 2014, $276.3 million of our cash and cash equivalents were held by our foreign subsidiaries in our foreign operations. Our current intention is to permanently reinvest the majority of our earnings from foreign operations. Our current plans do not anticipate a need to repatriate cash to fund our domestic operations. In the event cash from foreign operations in our foreign operations is needed to fund operations in the U.S., we would be subject to additional income taxes in the United States reduced by any foreign taxes paid on these earnings. Determination of the amount of unrecognized deferred tax liability related to these earnings is not practicable at this time.
Net cash provided by operating activities in the three months ended February 28, 2014 was $52.9 million, resulting from net income of $12.2 million, $33.1 million in non-cash charges and $7.6 million net change in assets and liabilities. The non-cash charges primarily included depreciation and amortization, stock-based compensation, debt discount amortization and tax benefits related to stock benefit plans, less deferred income tax and excess tax benefits from stock-based compensation which are recorded in financing activities. Net change in assets and liabilities for the first three months of fiscal year 2014 consisted primarily of a decrease in accounts receivable and an increase in deferred revenue, partially offset by a decrease in accrued liabilities and restructuring costs.
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
Net cash used in investing activities was $156.5 million for the three months ended February 28, 2014, resulting primarily from $149.6 million in net purchases of short-term investments and $7.5 million in capital expenditures.
Net cash used in financing activities was $36.0 million for the three months ended February 28, 2014, resulting from $35.8 million of repurchases of shares of our common stock and $4.3 million in withholding taxes related to restricted stock net share settlement, which were partially offset by proceeds of $3.0 million from the exercise of stock options and the sale of our common stock under our employee stock purchase program and $1.1 million in excess tax benefits from stock-based compensation.
On April 26, 2013, we announced that our Board of Directors approved a stock repurchase program pursuant to which we may repurchase up to $300.0 million of our outstanding common stock from time to time in the open market or through privately negotiated transactions. As of February 28, 2014, we had $204.9 million remaining under the repurchase program.

Convertible Senior Notes: In April 2012, we issued convertible senior notes in an aggregate principal amount of $600.0 million due May 1, 2032 with an interest rate of 2.25%.

Credit Facility: In December 2011, we and one of our subsidiaries entered into an unsecured revolving credit facility that matures on December 19, 2016 and provides for borrowings of up to $250.0 million with a variable interest rate. We have an option to request that the lenders increase the available commitments by up to an additional $100.0 million for total borrowings of up to $350.0 million. We had no borrowings outstanding under the credit facility as of February 28, 2014.

Mortgage Note: In May 2013, we repaid the outstanding balance on our mortgage note of $34.7 million in full.

Line of Credit: We have a $10.0 million revolving line of credit that matures in June 2014. We had approximately $1.6 million of irrevocable letters of credit outstanding under the line of credit as of February 28, 2014.

Guarantee Credit Line: We have a revolving guarantee credit line of approximately $16.6 million available for the issuance of bank guarantees. We had approximately $13.4 million of bank guarantees outstanding under the guarantee credit line as of February 28, 2014.
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
Commitments
In June 2003, we entered into a 51-year lease of the land upon which our corporate headquarters is located. The lease was paid in advance for a total of $28.0 million, but is subject to adjustments every ten years based upon changes in the fair market value of the land. The first adjustment to the rent as a result of the increase in the fair market value since 2003 will take effect in April 2014. We have different options to prepay the rent increases at the discounted present value of the future payments. As of April 2014, the present value of the future payments is approximately $26.8 million.
As of February 28, 2014, our contractual commitments associated with indebtedness, lease obligations, which include the undiscounted rent payments over the next forty years, and restructuring were as follows (in thousands):

	Total	Remainder of 2014	2015	2016	2017	2018	Thereafter
Commitments:
Debt principal	$600,000	$—	$—	$—	$600,000	$—	$—
Debt interest	47,250	13,500	13,500	13,500	6,750	—	—
Operating leases (1)	37,053	7,308	7,589	7,284	5,830	4,717	4,325
Land lease	115,921	860	1,499	1,544	1,591	1,638	108,789
Total commitments	$800,224	$21,668	$22,588	$22,328	$614,171	$6,355	$113,114

(1)	Operating leases included future minimum rent payments net of estimated sublease income of $5.3 million, for facilities that we have vacated pursuant to our restructuring activities.
Future minimum lease payments under restructured non-cancelable operating leases are included in Accrued Restructuring Costs in our Condensed Consolidated Balance Sheets.
The above commitment table does not include approximately $54.5 million of long-term uncertain income tax liabilities due to the fact that we are unable to reasonably estimate the timing of these potential future payments.
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
We enter into forward contracts with financial institutions to manage our currency exposure related to net assets and liabilities denominated in foreign currencies, and these forward contracts are generally settled monthly. We do not enter into derivative financial instruments for speculative purposes. As of February 28, 2014, we had twenty-four outstanding forward contracts, all denominated in United States dollars, that resulted in a net loss of $0.7 million.
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
Currently, we maintain our cash in current accounts, money market funds or investments in marketable securities. In general, money market funds are not considered to be subject to interest rate risk because the interest paid on such funds fluctuates with the prevailing interest rate. Our short-term investments are predominately held in marketable securities with maturities of less than three years with limited exposure to changes in market interest rates. As of February 28, 2014, a hypothetical 100 basis point increase in interest rates would not have a material impact on the fair value of our investments.
Interest on borrowings under the 2011 Credit Facility is based at specified margins above either LIBOR or a base rate defined in the 2011 Credit Facility, whereas the interest rate on our Notes is fixed over its term. Our exposure to interest rate risk under the 2011 Credit Facility will depend on the extent to which we utilize such facility. As of February 28, 2014, the 2011 Credit Facility had a borrowing capacity of $250.0 million and had no outstanding borrowings. A hypothetical 100 basis point increase in the LIBOR or Prime Rate-based interest rate on the 2011 Credit Facility would result in an increase in our interest expense by $1.0 million per year for every $100.0 million borrowed. See Note 8 for a discussion of the 2011 Credit Facility.

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
In addition to the factors discussed elsewhere in this Form 10-Q, the following risk factors, as well as other factors of which we may be unaware or do not currently view as significant, could materially and adversely affect our future operating results and could cause actual events to differ materially from those predicted in the forward-looking statements we make about our business. These risk factors should be read in conjunction with the other information contained in our other SEC filings, including our Form 10-K for the fiscal year ended November 30, 2013.

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
As a result of the evolving nature of the markets in which we compete and the size of our customer agreements, we have difficulty accurately forecasting our revenue in any given period. In addition to the factors discussed elsewhere in this section, a number of factors may cause our revenue to fall short of our expectations, or those of stock market analysts and investors, or cause fluctuations in our operating results, including:

•	the relatively long sales cycles for many of our products;

•	the timing of our new products or product enhancements or any delays in such introductions;

•	the delay or deferral of customer implementation of our products;

•	changes in customer budgets and decision making processes that could affect both the timing and size of any transaction;

•	reduced spending in the industries that license our products;

•	our ability to execute our marketing and sales strategies since implementing changes to our sales organization;

•	our dependence on large deals, which, if such deals do not close, can greatly impact revenues for a particular quarter;

•	the timing, size and mix of orders from customers;

•	the deferral of license revenue to future periods due to the timing of the execution of an agreement or our ability to deliver the products;

•	changes in our business model;

•	the impact of our provision of services and customer-required contractual terms on our recognition of license revenue;

•	any unanticipated difficulty we encounter in integrating acquired businesses, products or technologies;

•	the tendency of some of our customers to wait until the end of a fiscal quarter or our fiscal year before placing an order in the hope of obtaining more favorable terms;

•	adverse economic or market conditions;

•	the amount and timing of operating costs and capital expenditures relating to the expansion of our operations and the evaluation of strategic transactions; and

•	changes in accounting rules, such as recording expenses for employee stock option grants and tax accounting, including accounting for uncertain tax positions.

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
The market for our products and services is extremely competitive and subject to rapid change. We compete with a variety of large and small providers of core infrastructure, and event processing and analytics, including companies such as IBM, Oracle and SAP generally, as well as other companies with respect to only certain of the business lines in which we operate. We also face competition for certain aspects of our product and service offerings from major systems integrators, and our customers have alternatives to our proprietary software from open source software providers that provide software and intellectual property, typically without charging license fees, or from other competitors offering products through alternative business models, such as software as a service. Many of our current and potential competitors have longer operating histories, significantly greater financial, technical, product development and marketing resources, greater name recognition, and larger customer bases than we do. This may allow our present or future competitors to develop products comparable or superior to those we offer; adapt more quickly than we do to new technologies, evolving industry trends or customer requirements; execute more effectively on their marketing and sales strategies and leverage their internal relationships; and devote greater resources to the development, promotion and sale of their products than we do. For example, some of our competitors offer products outside our segment and routinely bundle these products with their infrastructure software products. Also, some of our competitors are expanding their competitive product offerings and strengthening their market position through increases in capital expenditures for internal research and development. Accordingly, we may not be able to compete effectively in our markets or against existing and future competitors, which could adversely affect our business and operating results.

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
While we currently intend to grow our business by pursuing key initiatives to: broaden our product platform and adapt our product offerings to new vertical markets through internal development and acquisitions; expand our distribution capacity by growing our direct sales organization and developing our sales channels; and employ marketing programs to increase awareness of our company and our products among existing and prospective customers, we cannot assure you that we will be able to achieve these key initiatives. Our success depends on our ability to: appropriately manage our expenses as we grow our organization; identify or acquire companies or assets at attractive valuations; enter into beneficial channel relationships; develop new products; expand our product consumption models; and successfully execute our marketing and sales strategies. If we are not able to execute on these actions, our business may not grow as we anticipated, and our operating results could be adversely affected.

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

From December 1, 2012 through the end of our first fiscal quarter of fiscal year 2014, our stock price fluctuated between a low of $18.18 and a high of $27.15. If market or industry-based fluctuations continue, our stock price could decline in the future regardless of our actual operating performance and investors could incur significant losses.

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
In April 2012, we issued $600.0 million aggregate principal amount of convertible senior notes due 2032 (the "Notes"). All of the Notes were outstanding as of February 28, 2014. The Note holders can convert the Notes, under certain circumstances, into cash in an amount generally equal to the lesser of the conversion value and the principal amount of each Note and, for any conversion value greater than the principal amount, into shares of common stock at any time before the Notes mature or we redeem or repurchase them. Upon certain dates (May 5, 2017, May 1, 2022, and May 1, 2027) or the occurrence of certain events including a change in control, the Note holders can require us to repurchase some or all of the Notes.

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
As of February 28, 2014, we held approximately $276.3 million, or 53%, of our cash and cash equivalents outside of the United States. We use our foreign cash by reinvesting it into our foreign operations. Our current intention is to continue to reinvest the majority of our earnings from foreign operations. Our current plans do not anticipate a need to repatriate cash to fund our domestic operations. In the event cash from foreign operations is needed to fund operations in the U.S. or our foreign cash balance continues to grow such that we are unable to reinvest such cash outside of the United States, it may become increasingly likely that we would repatriate some of our foreign cash balances to the United States. In such event, we would be subject to additional income taxes in the United States.

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
Issuer Purchases of Equity Securities
The following table provides information about the repurchase of our common stock during the first quarter of fiscal year 2014 (in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1]	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
December 1, 2013 – December 31, 2013	—	$—	—	$240,731
January 1, 2014 – January 31, 2014	1,497	$22.18	1,497	$207,537
February 1, 2014 – February 28, 2014	125	$20.84	125	$204,933
Total	1,622		1,622

(1)
On April 26, 2013, we announced that our Board of Directors approved a new stock repurchase program pursuant to which we may repurchase up to $300.0 million of our outstanding common stock from time to time in the open market or through privately negotiated transactions.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 6.	EXHIBITS

3.1 (1)	Amended and Restated Certificate of Incorporation of Registrant.

3.2 (2)	Amended and Restated Bylaws of Registrant.

10.1(3)#	Summary of FY2014 TIBCO Executive Compensation Plan.

10.2(4)	TIBCO Software Inc. Inducement Award Plan.

10.3(5)#	Form of Performance-Based Restricted Stock Unit Agreement.

10.4#	TIBCO Software Inc. 2008 Equity Incentive Plan (February 27, 2014 Restatement).

31.1	Rule 13a-14(a) / 15d-14(a) Certification by Chief Executive Officer.

31.2	Rule 13a-14(a) / 15d-14(a) Certification by Chief Financial Officer.

32.1	Section 1350 Certification by Chief Executive Officer.

32.2	Section 1350 Certification by Chief Financial Officer.

101
Interactive data files (XBRL) pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets as of February 28, 2014 and November 30, 2013, (ii) the Condensed Consolidated Statement of Operations for the three months ended February 28, 2014 and 2013, (iii) the Condensed Consolidated Statements of Cash Flows for the three months ended February 28, 2014 and 2013 and (iv) the Notes to Condensed Consolidated Financial Statements.*

(1)	Incorporated by reference to Exhibit 3.1 filed with the Registrant’s Registration Statement on Form 8-A, filed with the SEC on February 23, 2004.

(2)	Incorporated by reference to Exhibit 3.1 filed with the Registrant’s Current Report on Form 8-K, filed with the SEC on April 4, 2014.

(3)	Incorporated by reference to Exhibit 99.1 filed with the Registrant's Current Report on Form 8-K, filed with the SEC on January 24, 2014.

(4)	Incorporated by reference to Exhibit 10.1 filed with the Registrant's Form S-8, filed with the SEC on April 12, 2013.

(5)	Incorporated by reference to Exhibit 10.1 filed with the Registrant's Current Report on Form 8-K, filed with the SEC on March 4, 2014.
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

TIBCO SOFTWARE INC.

By:	/s/ Matthew D. Langdon
Matthew D. Langdon Senior Vice President, Chief Financial Officer (Principal Financial Officer and duly authorized officer)

By:	/s/ Brent P. Hogenson
Brent P. Hogenson Vice President, Corporate Controller (Principal Accounting Officer and duly authorized officer)

Date: April 8, 2014

EXHIBIT INDEX

3.1 (1)	Amended and Restated Certificate of Incorporation of Registrant.

3.2 (2)	Amended and Restated Bylaws of Registrant.

10.1(3)#	Summary of FY2014 TIBCO Executive Compensation Plan.

10.2(4)	TIBCO Software Inc. Inducement Award Plan.

10.3(5)#	Form of Performance-Based Restricted Stock Unit Agreement.

10.4#	TIBCO Software Inc. 2008 Equity Incentive Plan (February 27, 2014 Restatement).

31.1	Rule 13a-14(a) / 15d-14(a) Certification by Chief Executive Officer.

31.2	Rule 13a-14(a) / 15d-14(a) Certification by Chief Financial Officer.

32.1	Section 1350 Certification by Chief Executive Officer.

32.2	Section 1350 Certification by Chief Financial Officer.

101
Interactive data files (XBRL) pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets as of February 28, 2014 and November 30, 2013, (ii) the Condensed Consolidated Statement of Operations for the three months ended February 28, 2014 and 2013, (iii) the Condensed Consolidated Statements of Cash Flows for the three months ended February 28, 2014 and 2013 and (iv) the Notes to Condensed Consolidated Financial Statements.*

(1)	Incorporated by reference to Exhibit 3.1 filed with the Registrant’s Registration Statement on Form 8-A, filed with the SEC on February 23, 2004.

(2)	Incorporated by reference to Exhibit 3.1 filed with the Registrant’s Current Report on Form 8-K, filed with the SEC on April 4, 2014.

(3)	Incorporated by reference to Exhibit 99.1 filed with the Registrant's Current Report on Form 8-K, filed with the SEC on January 24, 2014.

(4)	Incorporated by reference to Exhibit 10.1 filed with the Registrant's Form S-8, filed with the SEC on April 12, 2013.

(5)	Incorporated by reference to Exhibit 10.1 filed with the Registrant's Current Report on Form 8-K, filed with the SEC on March 4, 2014.
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