Form 10-Q
period 2014-06-01
TIBCO SOFTWARE INC
filed 2014-07-10
CIK 1085280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _____________________________________________________________
FORM 10-Q
 _____________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 1, 2014
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s common stock, $0.001 par value, as of June 29, 2014 was 165,676,908 shares.

TIBCO SOFTWARE INC.

TIBCO SOFTWARE INC.
PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except par value per share)

	May 31, 2014	November 30, 2013
Assets
Current assets:
Cash and cash equivalents	$405,169	$662,109
Short-term investments	175,851	83,842
Accounts receivable, net of allowances of $5,822 and $5,145	212,489	231,194
Prepaid expenses and other current assets	100,003	74,725
Total current assets	893,512	1,051,870
Property and equipment, net	107,904	101,050
Goodwill	712,328	582,091
Acquired intangible assets, net	159,626	119,418
Long-term deferred income tax assets	65,643	78,853
Other assets	67,582	72,831
Total assets	$2,006,595	$2,006,113
Liabilities and Equity
Current liabilities:
Accounts payable	$32,113	$37,701
Accrued liabilities	102,246	125,112
Accrued restructuring costs	2,716	5,819
Deferred revenue	279,946	258,315
Total current liabilities	417,021	426,947
Long-term deferred revenue	26,698	24,036
Long-term deferred income tax liabilities	2,979	1,334
Long-term income tax liabilities	57,154	55,733
Other long-term liabilities	7,145	4,788
Convertible senior notes, net	548,123	540,022
Total liabilities	1,059,120	1,052,860
Commitments and contingencies (Note 10)
Equity:
Common stock, $0.001 par value; 1,200,000 shares authorized; 164,336 and 163,169 shares issued and outstanding	164	163
Additional paid-in capital	946,722	925,581
Accumulated other comprehensive income (loss)	(8,452)	(9,048)
Retained earnings	8,040	35,521
Total TIBCO Software Inc. stockholders’ equity	946,474	952,217
Noncontrolling interest	1,001	1,036
Total equity	947,475	953,253
Total liabilities and equity	$2,006,595	$2,006,113
See accompanying Notes to Condensed Consolidated Financial Statements

TIBCO SOFTWARE INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended May 31,		Six Months Ended May 31,
	2014	2013	2014	2013
Revenue:
Software	$82,321	$85,711	$168,828	$167,254
Service and maintenance	169,978	160,135	336,349	316,382
Total revenue	252,299	245,846	505,177	483,636
Cost of revenue:
Software	14,272	12,799	28,454	25,509
Service and maintenance	65,185	61,172	128,535	122,099
Total cost of revenue	79,457	73,971	156,989	147,608
Gross profit	172,842	171,875	348,188	336,028
Operating expenses:
Research and development	42,697	42,575	86,313	84,200
Sales and marketing	90,330	85,224	176,121	165,313
General and administrative	18,771	17,924	35,256	36,849
Amortization of acquired intangible assets	4,813	4,713	9,856	9,034
Acquisition related and other	873	568	908	895
Restructuring charges	1,821	(22)	1,062	(15)
Total operating expenses	159,305	150,982	309,516	296,276
Income from operations	13,537	20,893	38,672	39,752
Interest income	243	225	522	423
Interest expense	(8,566)	(8,663)	(17,086)	(17,445)
Other income (expense), net	(684)	(569)	(1,007)	(1,411)
Income before provision for income taxes and noncontrolling interest	4,530	11,886	21,101	21,319
Provision for income taxes	3,000	3,100	7,400	3,000
Net income	1,530	8,786	13,701	18,319
Less: Net income attributable to noncontrolling interest	(22)	71	—	99
Net income attributable to TIBCO Software Inc.	$1,552	$8,715	$13,701	$18,220
Net income per share attributable to TIBCO Software Inc.:
Basic	$0.01	$0.05	$0.08	$0.11
Diluted	$0.01	$0.05	$0.08	$0.11
Shares used to compute net income per share attributable to TIBCO Software Inc.:
Basic	162,984	160,877	162,642	161,199
Diluted	166,858	167,507	167,114	168,320

See accompanying Notes to Condensed Consolidated Financial Statements

TIBCO SOFTWARE INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended May 31,		Six Months Ended May 31,
	2014	2013	2014	2013
Net income	$1,530	$8,786	$13,701	$18,319
Cumulative translation adjustment	(8,270)	(3,916)	259	(8,497)
Net unrealized gain (loss) on available-for-sale securities	129	101	302	118
Comprehensive income	(6,611)	4,971	14,262	9,940
Comprehensive income attributable to noncontrolling interest	(5)	(35)	(35)	(155)
Comprehensive income attributable to TIBCO Software Inc.	$(6,606)	$5,006	$14,297	$10,095

See accompanying Notes to Condensed Consolidated Financial Statements

TIBCO SOFTWARE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended May 31,
	2014	2013
Operating activities:
Net income	$13,701	$18,319
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	9,455	7,839
Amortization of acquired intangible assets	20,197	17,377
Amortization of debt discount and transaction costs	9,851	9,460
Stock-based compensation	23,323	31,335
Deferred income tax	2,171	(15,007)
Tax benefits related to stock benefit plans	3,824	5,278
Excess tax benefits from stock-based compensation	(8,119)	(7,139)
Other non-cash adjustments, net	652	506
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	22,451	43,573
Prepaid expenses and other assets	22,432	(2,633)
Accounts payable	(5,973)	10,698
Accrued liabilities and restructuring costs	(54,446)	(17,264)
Deferred revenue	11,399	(14,264)
Net cash provided by operating activities	70,918	88,078
Investing activities:
Purchases of short-term investments	(192,570)	(38,261)
Maturities and sales of short-term investments	101,118	8,829
Acquisitions, net of cash acquired	(182,828)	(4,261)
Purchases of property and equipment	(15,677)	(5,768)
Other investing activities, net	1,381	(380)
Net cash used in investing activities	(288,576)	(39,841)
Financing activities:
Principal payments on debt	—	(35,711)
Proceeds from issuance of common stock	17,289	9,255
Repurchases of the Company’s common stock	(55,938)	(81,208)
Withholding taxes related to restricted stock net share settlement	(8,538)	(9,899)
Excess tax benefits from stock-based compensation	8,119	7,139
Net cash used in financing activities	(39,068)	(110,424)
Effect of foreign exchange rate changes on cash and cash equivalents	(214)	(2,353)
Net decrease in cash and cash equivalents	(256,940)	(64,540)
Cash and cash equivalents at beginning of period	662,109	727,309
Cash and cash equivalents at end of period	$405,169	$662,769
Supplemental disclosures:
Interest paid	$7,259	$7,475
Income taxes paid	$8,938	$10,767
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
Our fiscal year ends on November 30 of each year. For purposes of presentation, we have indicated the second quarter of fiscal years 2014 and 2013 as ended on May 31, 2014 and May 31, 2013, respectively; whereas in fact, the second quarter of fiscal years 2014 and 2013 actually ended on June 1, 2014 and June 2, 2013, respectively. There were 91 days in the second quarter of each of fiscal years 2014 and 2013.
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
The results of operations for the three and six months ended May 31, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending November 30, 2014, or any other future period, and we make no representations related thereto.
Reclassifications
During the second quarter of 2014, we adopted a revised presentation, which we believe better reflects our evolving product and service offerings and related consumption models. A change was made to combine subscription revenue and license revenue as software revenue. Subscription revenue consists of revenue (i) from subscription-based licenses and related support for a variety of on-premise and hosted offerings, which we previously presented under services revenue, and (ii) from certain term licenses, which we previously presented under license revenue. Subscription revenue is recognized ratably over the subscription or license term.
A corresponding change was made to combine cost of license revenue and cost of subscription revenue as cost of software revenue. Cost of subscription revenue was previously part of cost of service revenue. This change in presentation does not affect total revenue, total cost of revenue or gross margin. Conforming changes have been made for all prior periods.
For the first quarter of fiscal year 2014, subscription revenue of $3.5 million and cost of subscription revenue of $2.2 million were reclassified from service revenue and cost of service revenue to software revenue and cost of software revenue, respectively.
For the three and six months ended May 31, 2013, subscription revenue of $3.4 million and $6.7 million, and cost of subscription revenue of $1.7 million and $3.1 million were reclassified from service revenue and cost of service revenue to software revenue and cost of software revenue, respectively.

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

TIBCO SOFTWARE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued an amendment to the revenue recognition accounting guidance. The amendment clarifies the principles for recognizing revenue and develops a common revenue standard for all industries. The new guidance is effective prospectively for us in the first quarter of fiscal year 2018. Early application is not permitted. We are evaluating the impact of adopting this prospective guidance on our consolidated results of operations and financial condition.
In July 2013, the FASB issued a new accounting standard that will require the presentation of certain unrecognized tax benefits as reductions to deferred tax assets rather than as liabilities in the Consolidated Condensed Balance Sheets when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. We adopted this new standard in fiscal 2013. There was no significant impact on our consolidated results of operations and financial condition upon adoption of this new standard.

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

Acquisitions in Fiscal Year 2014
Acquisition of Jaspersoft Corporation
On April 28, 2014, we acquired Jaspersoft Corporation ("Jaspersoft"), a private company based in California and incorporated in the State of Delaware. Jaspersoft is a provider of embedded business intelligence and reporting software. We paid $182.8 million, net of cash acquired, to acquire all of the outstanding shares of capital stock of Jaspersoft. We have also incurred $0.3 million of transaction costs associated with the acquisition.

TIBCO SOFTWARE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

The allocation of the purchase price for the Jaspersoft acquisition is as follows (in thousands):

Cash	$6,741
Accounts receivable	4,103
Other assets	875
Identifiable intangible assets	60,100
Goodwill	126,946
Deferred income tax asset, net	8,863
Liabilities	(5,139)
Deferred Revenue	(12,920)
Total purchase price	$189,569

Identifiable intangible assets (in thousands, except amortization period):

	Gross Amount at Acquisition Date	Weighted Average Amortization Period
Existing technology	$23,000	5.0 years
Customer base	34,200	8.0 years
Trademarks	2,900	7.0 years
	$60,100

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
Pro Forma Adjusted Summary

The results of operations of Jaspersoft, Extended Results, StreamBase and Maporama have been included in the Consolidated Financial Statements subsequent to the respective acquisition dates. The following unaudited pro forma adjusted summary reflects our condensed results of operations for the periods ended May 31, 2013. The summary assumes that the businesses had been acquired at the beginning of fiscal year 2013 and include pro forma adjustments for amortization charges for acquired intangible assets, stock-based compensation charges, if any, and related tax effects. The summary is presented for informational purposes only and is not intended to be indicative of future results of operations or whether similar results would have been achieved if the acquisition had taken place at the beginning of fiscal year 2013 (in thousands, except per share data):

TIBCO SOFTWARE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

	Three Months Ended May 31,		Six Months Ended May 31,
	2014	2013	2014	2013
Pro forma adjusted total revenue	$258,110	$264,449	$519,739	$520,193
Pro forma adjusted net income attributable to TIBCO Software Inc.	$336	$5,355	$10,860	$11,269
Pro forma adjusted net income per share attributable to TIBCO Software Inc.:
Basic	$—	$0.03	$0.07	$0.07
Diluted	$—	$0.03	$0.06	$0.07

TIBCO SOFTWARE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

4.	INVESTMENTS
Short-term investments and cash equivalents, which are classified as available-for-sale, are summarized below as of May 31, 2014 and November 30, 2013 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value
As of May 31, 2014
Money market funds	$18,810	$—	$—	$18,810
Corporate bonds and commercial paper	158,585	341	—	158,926
U.S. Government debt and agency securities	16,575	2	—	16,577
Mortgage-backed securities	202	146	—	348
	$194,172	$489	$—	$194,661
As of November 30, 2013
Money market funds	$245,953	$—	$—	$245,953
Corporate bonds and commercial paper	77,442	66	—	77,508
U.S. Government debt and agency securities	6,012	1	—	6,013
Term deposits	536	—	—	536
Mortgage-backed securities	200	121	—	321
	$330,143	$188	$—	$330,331

Fixed income securities included in short-term investments above are summarized by their contractual maturities as follows (in thousands):

	May 31, 2014	November 30, 2013
Contractual maturities:
Less than one year	$79,029	$36,084
One to three years	96,822	47,758
	$175,851	$83,842

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
We execute our foreign currency contracts primarily in the retail market in an over-the-counter environment with a relatively high level of price transparency. The market participants usually are large multi-national and regional banks. Our foreign currency contracts valuation inputs are based on quoted prices and quoted pricing intervals from public data sources and do not involve management judgment. These contracts are typically classified within Level 2 of the fair value hierarchy. There were no transfers between Level 1, Level 2 and Level 3 during the six months ended May 31, 2014.
The fair value hierarchy of our cash equivalents, short-term investments and foreign currency contracts is as follows (in thousands):

		Fair Value Measurements at Reporting Date using
Description	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant other Observable Inputs (Level 2)
As of May 31, 2014
Assets:
Money market funds	$18,810	$18,810	$—
Corporate bonds and commercial paper	158,926	—	158,926
U.S. Government debt and agency securities	16,577	—	16,577
Mortgage-backed securities	348	—	348
Foreign currency forward contracts	290	—	290
Liabilities:
Foreign currency forward contracts	$462	$—	$462
As of November 30, 2013
Assets:
Money market funds	$245,953	$245,953	$—
Corporate bonds and commercial paper	77,508	—	77,508
U.S. Government debt and agency securities	6,013	—	6,013
Term deposits	536	—	536
Mortgage-backed securities	321	—	321
Foreign currency forward contracts	625	—	625
Liabilities:
Foreign currency forward contracts	$547	$—	$547

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

TIBCO SOFTWARE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

We had the following forward contracts outstanding as of May 31, 2014 (in thousands):

	Notional Value Local Currency	Notional Value USD	Fair Value Gain (Loss) USD
Forward contracts sold:
Australian dollar	2,900	$2,697	$(24)
British pound	6,200	10,394	46
Euro	17,500	24,005	(134)
Japanese yen	113,000	1,111	(5)
Korean won	765,000	749	(9)
Mexican peso	—	—	(13)
Polish zloty	1,500	494	1
South African rand	27,000	2,551	3
New Taiwan dollar	27,000	1	(6)
Forward contracts bought:
Brazilian real	2,100	935	6
Indian rupee	148,888	2,513	14
Swedish krona	12,000	1,794	(51)
			$(172)

	Derivatives not Designated as Hedging Instruments (in thousands)
	May 31, 2014	November 30, 2013
Foreign currency forward contracts, fair value included in:
Other Current Assets	$290	$625
Accrued Liabilities	462	547

		Amount of Gain or (Loss) Recognized In Income on Derivative (in thousands)
		Three Months Ended May 31,		Six Months Ended May 31,
Derivatives not Designated as Hedging Instruments	Location	2014	2013	2014	2013
Foreign Currency Contracts	Other income/(exp.)	$247	$(2,909)	$1,411	$(86)

TIBCO SOFTWARE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

6.	GOODWILL AND ACQUIRED INTANGIBLE ASSETS
The change in the carrying value of goodwill for the six months ended May 31, 2014 is as follows (in thousands):

Balance as of November 30, 2013	$582,091
Goodwill recorded for the Jaspersoft acquisition	126,946
Post-acquisition goodwill adjustment for the Streambase acquisition	615
Post-acquisition goodwill adjustment for the Extended Results acquisition	(50)
Foreign currency translation	2,726
Balance as of May 31, 2014	$712,328

Certain of our intangible assets were recorded in foreign currencies, and therefore, the gross carrying amount and accumulated amortization are subject to foreign currency translation adjustments. The carrying values of our amortized acquired intangible assets as of May 31, 2014 and November 30, 2013 are as follows (in thousands):

	May 31, 2014			November 30, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technologies	$234,951	$(147,912)	$87,039	$204,918	$(137,758)	$67,160
Maintenance agreements	88,001	(63,182)	24,819	87,888	(58,777)	29,111
Customer base	95,470	(54,855)	40,615	67,707	(50,623)	17,084
Patents/core technologies	28,841	(27,036)	1,805	28,649	(26,080)	2,569
Trademarks	15,343	(9,995)	5,348	12,871	(9,377)	3,494
Non-compete agreements	580	(580)	—	580	(580)	—
Total intangible assets	$463,186	$(303,560)	$159,626	$402,613	$(283,195)	$119,418

7.	ACCRUED RESTRUCTURING COSTS
2013 Restructuring Plan
 In order to achieve cost efficiencies and realign our resources and operations, our Board of Directors approved a restructuring plan initiated by management during the third quarter of fiscal year 2013 (the "2013 Restructuring Plan"). The restructuring charges are primarily intended to increase efficiencies and reduce redundancies, including those arising from recent acquisitions. The total restructuring costs associated with the 2013 Restructuring Plan are estimated to be $14.0 million. Changes in estimates, if any, will be reflected in our future results of operations. We expect to fulfill most of the obligations associated with this restructuring by the end of fiscal year 2014.

The following is a summary of activities in accrued restructuring costs for the six months ended May 31, 2014 under the 2013 restructuring plan (in thousands):

	Accrued Facilities Restructuring	Accrued Severance and Other	Total
As of November 30, 2013	$1,209	$4,697	$5,906
Restructuring charges	239	823	1,062
Cash utilized	(552)	(3,700)	(4,252)
As of May 31, 2014	$896	$1,820	$2,716

The remaining accrued excess facilities costs represent the estimated loss on abandoned excess facilities, which is expected to be paid over the next year.

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
We are currently required to maintain a minimum consolidated interest coverage ratio of 3.5:1.0 and a maximum consolidated leverage ratio of 2.75:1.00 in addition to other customary affirmative and negative covenants. As of May 31, 2014, we were in compliance with all covenants under the 2011 Credit Facility and we had no outstanding borrowings under the 2011 Credit Facility.
Line of Credit
We have a $10.0 million revolving line of credit (the “Line of Credit”) that matures in June 2015. The Line of Credit is available for cash borrowings and for the issuance of letters of credit up to $10.0 million. The Line of Credit contains financial covenants substantially identical to those of the 2011 Credit Facility, as well as other customary affirmative and negative covenants. As of May 31, 2014, we were in compliance with all covenants under the Line of Credit.
As of May 31, 2014, we had a total of $1.8 million outstanding under the Line of Credit with respect to letters of credit in connection with sales and lease transactions.
Guarantee Credit Line and Restricted Cash
We have a revolving guarantee credit line of approximately $16.3 million available for the issuance of bank guarantees denominated in foreign currency. Issued bank guarantees were approximately $13.2 million and $13.7 million as of May 31, 2014 and November 30, 2013, respectively, and were collateralized by pledging the equivalent amount under restricted cash as required under our guarantee credit line. Various other contractual commitments also require us to pledge cash as security and record this cash under restricted cash. As of May 31, 2014 and November 30, 2013, we had restricted cash of $14.1 million and $15.7 million, respectively, which is included in Other Assets on our Condensed Consolidated Balance Sheets.

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
As of May 31, 2014, the carrying value of the Notes was $548.1 million, which consisted of $600.0 million outstanding principal amount net of $51.9 million unamortized debt discount.
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
For the second quarter ended May 31, 2014, we recognized interest expense of $8.1 million related to the Notes, comprised of $3.3 million for the contractual coupon interest, $4.1 million related to the amortization of debt discount and $0.7 million related to the amortization of deferred debt issuance costs.
The Notes are carried at face value less any unamortized debt discount and also require disclosure of an estimate of fair value (Level 2 of the three-tier value hierarchy). The fair value of the Notes at each balance sheet date is determined based on recent quoted market prices or dealer quotes for the Notes, if available. Otherwise, the fair value is determined using cash-flow

TIBCO SOFTWARE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

models of the scheduled payments discounted at market interest rates for comparable debt without the conversion feature. As of May 31, 2014, the estimated fair value of the Notes was approximately $608.1 million.

10.	COMMITMENTS AND CONTINGENCIES
Prepaid Land Lease
In June 2003, we entered into a 51-year lease of the land upon which our corporate headquarters is located. The lease was paid in advance for a total of $28.0 million, but is subject to adjustments every ten years based upon changes in the fair market value of the land. The first adjustment to the rent as a result of the increase in the fair market value since 2003 occurred in April 2014. The total additional lease obligation over the remaining 41-year lease term was $115.9 million. We exercised our prepayment option to settle the entire $115.9 million future lease obligations at a discount and paid $1.4 million and $25.3 million in April 2014 and July 2014, respectively.
The prepaid land lease is being amortized using the straight-line method over the life of the lease.
Commitments
At various locations worldwide, we lease office space and equipment under non-cancelable operating leases with various expiration dates through March 2032. Rental expense was $5.2 million and $3.9 million for the three months ended May 31, 2014 and 2013, respectively, and $9.6 million and $8.1 million for the six months ended May 31, 2014 and 2013, respectively.
As of May 31, 2014, contractual commitments associated with indebtedness, lease obligations (excluding the corporate headquarter land lease, which obligation was settled in its entirety in July 2014), and restructuring were as follows (in thousands):

	Total	Remainder of 2014	2015	2016	2017	2018	Thereafter
Commitments:
Debt principal	$600,000	$—	$—	$—	$600,000	$—	$—
Debt interest	40,500	6,750	13,500	13,500	6,750	—	—
Operating leases (1)	44,692	5,412	10,321	9,678	8,394	6,161	4,726
Total commitments	$685,192	$12,162	$23,821	$23,178	$615,144	$6,161	$4,726

(1)
Operating leases included future minimum rent payments, net of estimated sublease income of $4.7 million, for facilities that we have vacated pursuant to our restructuring activities, as discussed in Note 7.

Future minimum lease payments under restructured non-cancelable operating leases are included in Accrued Restructuring Costs on our Condensed Consolidated Balance Sheets.
The above commitment table does not include approximately $57.2 million of long-term uncertain income tax liabilities due to the fact that we are unable to reasonably estimate the timing of these potential future payments.
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

TIBCO SOFTWARE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

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

TIBCO SOFTWARE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Vasudevan filed a notice of appeal to the United States Court of Appeals for the Federal Circuit on November 11, 2013, seeking reversal of the final judgment entered on October 17, 2013, including the claim construction orders of September 19, 2012 and September 19, 2013, and the October 17, 2013 order regarding invalidity. Vasudevan filed its opening appeal brief on January 28, 2014. We filed our opposition brief on March 27, 2014. Vasudevan filed its reply brief on April 28, 2014. The court has yet to schedule oral argument.

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
Stock-based compensation cost for the three months ended May 31, 2014 and 2013 was $10.6 million and $14.9 million, respectively. Stock-based compensation cost for the six months ended May 31, 2014 and 2013 was $23.3 million and $31.3 million, respectively. The deferred tax benefit from stock-based compensation expenses for the three months ended May 31, 2014 and 2013 was $2.9 million and $4.3 million, respectively. The deferred tax benefit from stock-based compensation expenses for the six months ended May 31, 2014 and 2013 was $6.5 million and $9.4 million, respectively.

Since fiscal year 2010, certain of our employees received performance-based restricted stock units ("PRSUs"). These PRSUs are subject to the terms and conditions set forth in each applicable PRSU Agreement and have been granted under our 2008 Equity Incentive Plan. During the six months ended May 31, 2014, 1.4 million PRSUs were granted and 1.8 million vested.

The following table summarizes additional information pertaining to our stock-based compensation from stock options and stock awards which are comprised of restricted stock, restricted stock units and performance-based restricted stock units (in thousands, except grant-date fair value and recognition period):

	Three Months Ended May 31,		Six Months Ended May 31,
	2014	2013	2014	2013
Stock options:
Options exercised	(1,866)	(524)	(2,144)	(988)
Total intrinsic value of stock options exercised	$22,856	$6,798	$26,951	$14,054
Total unrecognized compensation expense at period-end	$3,782	$9,080	$3,782	$9,080
Weighted-average remaining recognition period at period-end	1.2 years	1.8 years	1.2 years	1.8 years
Stock awards (excluding PRSUs):
Weighted-average grant-date fair value	$19.35	$21.86	$19.84	$22.17
Stock awards granted	2,032	1,428	4,072	2,747
Stock awards vested	(869)	(917)	(1,366)	(1,474)
Total unrecognized compensation expense at period-end	$95,506	$116,882	$95,506	$116,882
Weighted-average remaining recognition period at period-end	3.3 years	2.1 years	3.3 years	2.1 years

TIBCO SOFTWARE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

13.	PROVISION FOR INCOME TAXES
The effective tax rate was 66% and 26% for the three months ended May 31, 2014 and 2013, respectively and 35% and 14% for the six months ended May 31, 2014 and 2013, respectively.
In the three months ended May 31, 2014, we recognized a discrete tax expense of $0.5 million, primarily related to withholding taxes.

In the six months ended May 31, 2014, we recognized a discrete tax expense of $0.2 million, primarily related to a $2.5 million tax expense for withholding taxes, offset by $1.1 million of tax benefits from the expiration of various statutes of limitations and $1.2 million of the prior year's foreign tax return refund.

In the three months ended May 31, 2013, we recognized a discrete provision of $1.8 million related to estimated withholding taxes in jurisdictions where we do not expect to benefit from a foreign tax credit.

In the six months ended May 31, 2013, we recognized a discrete provision of $0.3 million related to $3.6 million of estimated withholding taxes, offset by $3.3 million of tax benefits from retroactive legislative reinstatement of the federal research and development credit.
We recognize the withholding taxes as discrete items because of the high variability of withholding tax rates by country and the difficulty in forecasting the exact country of future revenue.
The provision for the six month periods ended May 31, 2014 and 2013 reflects a forecasted annual tax rate of 34% and 14%, respectively, offset by discrete items which are recognized in the period they occur. The forecasted tax rate reflects the benefits resulting from the reorganization of certain foreign entities, lower foreign taxes, domestic manufacturing incentives, and federal and state research and development credits, partially offset by the impact of certain stock compensation charges and state income taxes. The federal research and development credits expired on December 31, 2013.
We use the single sales factor apportionment for California state taxation, which is expected to lower our future taxable state income. This reduction in taxable income may affect the extent to which we can benefit from $16.9 million (net of reserve for uncertain tax positions) research and development credit carryforwards and $7.1 million net operating loss carryforwards. If we determine that it is more likely than not that we will not be able to fully utilize these carryforwards, we will recognize a valuation allowance against the related deferred tax assets.
During the three months ended May 31, 2014, the amount of gross unrecognized tax benefits increased by approximately $3.4 million. The total amount of gross unrecognized tax benefits was $90.7 million as of May 31, 2014, of which $76.1 million would benefit tax expense if realized. We elected to include interest expense and penalties accrued on unrecognized tax benefits as a component of our income tax expense. We are subject to routine corporate income tax audits in the United States, India, Netherlands, Sweden, United Kingdom and other foreign jurisdictions. Due to uncertainty of tax audit outcomes and the timing of tax audit settlements, we are unable to estimate the changes to our unrecognized tax benefit over the next twelve months.

TIBCO SOFTWARE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

14.	NET INCOME PER SHARE
The following table sets forth the computation of basic and diluted net income per share for the periods indicated (in thousands, except per share data):

	Three Months Ended May 31,		Six Months Ended May 31,
	2014	2013	2014	2013
Net income attributable to TIBCO Software Inc.	$1,552	$8,715	$13,701	$18,220
Weighted-average shares of common stock used to compute basic net income per share	162,984	160,877	162,642	161,199
Effect of dilutive common stock equivalents:
Stock options	2,796	4,709	3,113	4,911
Stock awards	1,078	1,921	1,352	2,203
Employee stock purchase program	—	—	7	7
Weighted-average shares of common stock used to compute diluted net income per share	166,858	167,507	167,114	168,320
Net income per share attributable to TIBCO Software Inc.:
Basic	$0.01	$0.05	$0.08	$0.11
Diluted	$0.01	$0.05	$0.08	$0.11

The following potential common stock equivalents are not included in the diluted net income per share calculation above because their effect was anti-dilutive for the periods indicated (in thousands):

	Three Months Ended May 31,		Six Months Ended May 31,
	2014	2013	2014	2013
Stock options	1,502	1,762	1,487	1,815
Stock awards	811	556	780	1,123
Convertible senior notes	11,865	11,865	11,865	11,865
Total anti-diluted common stock equivalents	14,178	14,183	14,132	14,803
Anti-dilutive potential common stock equivalents for the three and six months ended May 31, 2014 include the 11.9 million shares that could be issued under the Notes if we experience substantial increases in our stock price. Under the treasury stock method, the Notes will generally have a dilutive impact on net income per share if our average stock price for the period exceeds the conversion price for the Notes. On conversion of a Note, however, we will deliver cash in an amount generally equal to the lesser of the conversion value and the principal amount of each Note and, only for any conversion value greater than the principal amount, we will deliver shares of common stock.

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

TIBCO SOFTWARE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Our revenue, organized by the following geographic regions: (i) Americas; (ii) EMEA; and (iii) APJ, based on the location at which each sale originates, is summarized as follows (in thousands):

	Three Months Ended May 31,		Six Months Ended May 31,
	2014	2013	2014	2013
Americas:
United States	$130,004	$130,450	$257,576	$248,104
Other Americas	13,991	12,180	30,717	21,941
Total Americas	143,995	142,630	288,293	270,045
EMEA:
United Kingdom	17,016	18,095	36,948	40,083
Other EMEA	66,810	59,429	132,742	122,865
Total EMEA	83,826	77,524	169,690	162,948
APJ	24,478	25,692	47,194	50,643
	$252,299	$245,846	$505,177	$483,636

Our property and equipment by major country are summarized as follows (in thousands):

	May 31, 2014	November 30, 2013
Property and equipment, net:
United States	$92,618	$88,669
United Kingdom	2,137	1,568
Other	13,149	10,813
	$107,904	$101,050

16.	STOCK REPURCHASE PROGRAMS
On April 26, 2013, we announced that our Board of Directors approved a stock repurchase program pursuant to which we may repurchase up to $300.0 million of our outstanding common stock from time to time in the open market or through privately negotiated transactions. During the six months ended May 31, 2014, we repurchased 2.6 million shares for $55.9 million.
In connection with the repurchase activities during the six months ended May 31, 2014, we classified $41.2 million of the excess purchase price over the par value of our common stock to retained earnings.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements relate to expectations concerning future events or matters that are not historical facts. Words such as “projects,” “believes,” “anticipates,” “plans,” “expects,” “intends,” “strategy,” “continue,” “will,” “estimate,” “forecast,” and similar words and expressions are intended to identify forward-looking statements, although these words are not the only means of identifying these statements. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, these expectations or any of the forward-looking statements could prove to be incorrect, and actual results could differ materially from those projected or assumed in the forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to risks and uncertainties, including, but not limited to, the factors set forth in Part II, Item 1A. “Risk Factors.” This discussion should be read in conjunction with our Consolidated Financial Statements and accompanying notes and with our Annual Report on Form 10-K for the year ended November 30, 2013 and with our quarterly Condensed Consolidated Financial Statements and notes thereto which appear elsewhere in this Quarterly Report on Form 10-Q. All forward-looking statements and reasons why results may differ included in this Quarterly Report on Form 10-Q are made as of the date hereof, and we assume no obligation to update any such forward-looking statements or reasons why actual results may differ.
Executive Overview
Our products are currently licensed by companies worldwide in diverse industries such as financial services, telecommunications, energy, retail, life sciences, manufacturing, transportation, government and insurance and business services. We sell our products through a direct sales force and through alliances with leading software vendors and system integrators.
Starting with the first fiscal quarter of 2014, we are now reporting certain of our financial information based on two product categories: (i) core infrastructure and (ii) event processing and analytics, as opposed to the three product categories (i) integration and core infrastructure, (ii) business optimization, and (iii) process automation and collaboration that we previously used. Our core infrastructure offerings allow our customers to integrate their disparate systems and better coordinate both the manual and automated process flows that span their business. Our event processing and analytic offerings allow customers to track large volumes of real-time events as they occur, apply sophisticated rules in order to identify patterns that signify threats and opportunities, and initiate appropriate notifications or adaptations of processes. We believe this categorization better reflects how we manage our business today. Conforming changes have been made for all prior periods presented.
During the second quarter of 2014, we adopted a revised presentation, which we believe better reflects our evolving product and service offerings and related consumption models. A change was made to combine subscription revenue, which was previously part of service revenue, and license revenue as software revenue. A corresponding change was made to combine cost of license revenue and cost of subscription revenue, which was previously part of cost of service revenue, as cost of software revenue. This change in presentation does not affect total revenue, total cost of revenue or gross margin. Conforming changes have been made for all prior periods presented.
Our revenue consists primarily of software sales and maintenance fees from our customers, distributors and partners (including system integrators, resellers, professional service organizations and business partners) who embed our software in their products. In addition, we receive fees from our customers for providing consulting services. Our revenue is generally derived from a diverse customer base. No single customer represented greater than 10% of our total revenue for the first six months of fiscal year 2014. As of May 31, 2014, no single customer had a balance in excess of 10% of our net accounts receivable.
For the second quarter of fiscal year 2014, we recorded total revenue of $252.3 million, an increase of 3% from the second quarter of fiscal year 2013. Software revenue was $82.3 million, a decrease of 4% from the second quarter of fiscal year 2013. In addition, we generated cash flow from operations of $18.0 million in the second quarter of fiscal year 2014. Diluted earnings per share under generally accepted accounting principles in the United States of America (“GAAP”) was $0.01 in the second quarter of fiscal year 2014 as compared to $0.05 for the second quarter of fiscal year 2013. We ended the quarter with $581.0 million in cash, cash equivalents and short-term investments.
For our analytics business, we expect to expand our subscription offerings and migrate to a subscription-based licensing model starting in the third quarter of fiscal year 2014. Over time, we expect this business model change will help us expand our customer base by acquiring new users through a lower cost of entry and additional features, and drive long-term revenue growth. We plan to continue to offer the perpetual licensing model as we transition our customers to the new subscription-based model. We expect the adoption of the subscription model may initially cause our traditional perpetual license revenue for our analytics business to decline and increase the amount of recurring revenue that is ratably recognized over the term of the subscription.
We intend to grow our business by pursuing key initiatives to: broaden our product platform and adapt our product offerings to new vertical markets through internal development and acquisitions; expand our customer base by introducing more subscription-based product offerings; expand our distribution capacity by growing our direct sales organization and developing our sales channels; and employ marketing programs to increase awareness of us and our products among existing and prospective customers.
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
We believe that the estimates, assumptions and judgments involved in revenue recognition, allowances for doubtful accounts, returns and discounts, stock-based compensation, business combination, impairment of goodwill, intangible and long-lived assets, and accounting for income taxes have the greatest potential impact on our Condensed Consolidated Financial Statements, so we consider these to be our critical accounting policies. Historically, our estimates, assumptions and judgments relative to our critical accounting policies have not differed materially from actual results. The critical accounting estimates associated with these policies are described in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2013 Annual Report on Form 10-K for the fiscal year ended November 30, 2013. There have been no changes in our critical accounting policies since the end of fiscal year 2013.
Recent Accounting Pronouncements
Recent accounting pronouncements are detailed in Note 2 to our Condensed Consolidated Financial Statements.
Results of Operations
For purposes of presentation, we have indicated the second quarter of fiscal years 2014 and 2013 as ended on May 31, 2014 and May 31, 2013, respectively; whereas in fact, the second quarter of fiscal years 2014 and 2013 actually ended on June 1, 2014 and June 2, 2013, respectively. There were 91 days in the second quarter of each of fiscal years 2014 and 2013. All amounts presented in the tables in the following sections of our Results of Operations are stated in thousands of dollars, except for percentages and unless otherwise stated.

The following table sets forth the components of our Results of Operations as percentages of total revenue for the periods indicated:

	Three Months Ended May 31,		Six Months Ended May 31,
	2014	2013	2014	2013
Revenue:
Software	33%	35%	33%	35%
Service and maintenance	67	65	67	65
Total revenue	100	100	100	100
Cost of revenue:
Software	6	5	6	5
Service and maintenance	25	25	25	26
Total cost of revenue	31	30	31	31
Gross profit	69	70	69	69
Operating expenses:
Research and development	17	17	17	17
Sales and marketing	36	35	35	34
General and administrative	8	7	7	8
Amortization of acquired intangible assets	2	2	2	2
Acquisition related and other	—	—	—	—
Restructuring adjustment	1	—	—	—
Total operating expenses	64	61	61	61
Income from operations	5	9	8	8
Interest income	—	—	—	—
Interest expense	(3)	(4)	(3)	(4)
Other income (expense), net	—	—	—	—
Income before provision for income taxes and noncontrolling interest	2	5	5	4
Provision for (benefit from) income taxes	1	1	2	1
Net income	1	4	3	3
Less: Net income (loss) attributable to noncontrolling interest	—	—	—	—
Net income attributable to TIBCO Software Inc.	1%	4%	3%	3%

Our Results of Operations include incremental revenue and costs related to the acquisitions of Jaspersoft, Extended Results, StreamBase, and Maporama. In connection with these acquisitions, we have incurred additional expenses, including amortization of intangible assets and acquired technology; stock-based compensation; personnel and related costs; facility and infrastructure costs; and other charges.
Total Revenue
Our total revenue consisted primarily of software, service and maintenance fees from our customers, distributors and partners.

	Three Months Ended May 31,			Six Months Ended May 31,
	2014	2013	Change	2014	2013	Change
Total revenue	$252,299	$245,846	3%	$505,177	$483,636	4%

Total revenue in the second quarter of fiscal year 2014 increased by $6.5 million, or 3%, compared to the same quarter last year. The increase was comprised of a $3.4 million, or 4%, decrease in software revenue offset by a $9.8 million, or 6%, increase in service and maintenance revenue. Total revenue for the six months ended May 31, 2014 increased by $21.5 million or 4%, compared to the same period last year.
For the six months ended May 31, 2014, we experienced an increase in total revenue in the Americas and a decrease in total revenue in each of Asia Pacific and Japan (“APJ”) and Europe, the Middle East and Africa (“EMEA”) compared to the same period last year. See Note 15 to our Condensed Consolidated Financial Statements for total revenue by region. The percentages of total revenue from the geographic regions are summarized as follows:

	Three Months Ended May 31,		Six Months Ended May 31,
	2014	2013	2014	2013
Americas	57%	58%	57%	56%
EMEA	33%	32%	33%	34%
APJ	10%	10%	10%	10%
	100%	100%	100%	100%

Software Revenue

	Three Months Ended May 31,			Six Months Ended May 31,
	2014	2013	Change	2014	2013	Change
License revenue	$76,502	$82,151	(7)%	$159,403	$160,129	—%
Subscription revenue	5,819	3,560	63%	9,425	7,125	32%
Total software revenue	$82,321	$85,711		$168,828	$167,254
Percentage of total revenue	33%	35%		33%	35%

Total software revenue in the second quarter of fiscal year 2014 decreased by $3.4 million, or 4%, compared to the same quarter last year. The decrease was comprised of a $5.6 million, or 7%, decrease in license revenue offset by a $2.3 million, or 63%, increase in subscription revenue. Total software revenue for the six months ended May 31, 2014 increased by $1.6 million or 1%, compared to the same period last year.

For the first quarter of fiscal year 2014, subscription revenues of $3.5 million were reclassified from service revenues to software revenues. For the three and six months ended May 31, 2013, subscription revenues of $3.4 million and $6.7 million were reclassified from service revenues to software revenues, respectively.

Our software revenue was derived from the following two product categories: core infrastructure, and event processing and analytics. The percentages of software revenue from the two product categories are summarized as follows:

	Three Months Ended May 31,		Six Months Ended May 31,
	2014	2013	2014	2013
Core infrastructure	63%	60%	61%	56%
Event processing and analytics	37%	40%	39%	44%
	100%	100%	100%	100%

Our license revenue in a particular period is dependent upon the timing, number and size of our license deals. Selected data about our license deals recognized for the respective periods is summarized as follows:

	Three Months Ended May 31,		Six Months Ended May 31,
	2014	2013	2014	2013
Number of license deals of $1.0 million or more	13	12	31	24
Number of license deals of $0.1 million or more	127	147	253	251
Average size of license deals of $0.1 million or more (in millions)	$0.5	$0.5	$0.6	$0.6

Cost of Software Revenue

	Three Months Ended May 31,			Six Months Ended May 31,
	2014	2013	Change	2014	2013	Change
Cost of license revenue	$12,502	$11,108	13%	$24,452	$22,369	9%
Cost of subscription revenue	1,770	1,691	5%	4,002	3,140	27%
Total cost of software revenue	$14,272	$12,799	12%	$28,454	$25,509	12%
Percentage of total revenue	6%	5%		6%	5%
Percentage of software revenue	17%	15%		17%	15%

Cost of software revenue mainly consisted of amortization of developed technology acquired through acquisitions and royalty costs. Cost of software revenue in the second quarter of fiscal year 2014 increased by $1.5 million, or 12%, compared to the same quarter last year. Cost of software revenue for the six months ended May 31, 2014 increased by $2.9 million, or 12%, compared to the same period last year. The increases were primarily due to higher amortization costs and royalties.

For the first quarter of fiscal year 2014, cost of subscription revenues of $2.2 million were reclassified from cost of service revenues to cost of software revenues. For the three and six months ended May 31, 2013, cost of subscription revenues of $1.7 million and $3.1 million were reclassified from cost of service revenues to cost of software revenues, respectively.
Service and Maintenance Revenue and Cost

	Three Months Ended May 31,			Six Months Ended May 31,
	2014	2013	Change	2014	2013	Change
Service and maintenance revenue	$169,978	$160,135	6%	$336,349	$316,382	6%
Percentage of total revenue	67%	65%		67%	65%
Cost of service and maintenance revenue	$65,185	$61,172	7%	$128,535	$122,099	5%
Percentage of total revenue	25%	25%		25%	26%
Percentage of service and maintenance revenue	38%	38%		38%	39%

Service and maintenance revenue in the second quarter of fiscal year 2014 increased by $9.8 million, or 6%, compared to the same quarter last year. Service and maintenance revenue for the six months ended May 31, 2014 increased by $20.0 million, or 6%, compared to the same period last year. Maintenance revenue was 64% and professional services and training revenue was 36% of total service and maintenance revenue for the three and six months ended May 31, 2014. The increase for the three and six months ended May 31, 2014 was primarily due to continued growth in our installed software base and the expansion in our consulting engagements, reflecting our focus on providing more services to our customers.
Cost of service and maintenance consisted primarily of compensation for professional services, customer support personnel and third-party contractors and associated expenses related to providing consulting services.
Cost of service and maintenance in the second quarter of fiscal year 2014 increased by $4.0 million, or 7%, compared to the same quarter last year, primarily due to a $2.3 million increase in employee-related expenses from higher headcount. Cost of service and maintenance for the six months ended May 31, 2014 increased by $6.4 million, or 5%, compared to the same period last year. The increase was primarily due to a $3.4 million increase in employee-related expenses from higher headcount and a $1.4 million increase in subcontractor costs.
Research and Development Expenses
Research and development expenses consisted primarily of employee-related expenses, including salary, bonus, benefits, stock-based compensation expenses, recruiting expense and office support, third-party contractor fees and related costs associated with the development and enhancement of our products.

	Three Months Ended May 31,			Six Months Ended May 31,
	2014	2013	Change	2014	2013	Change
Research and development expenses	$42,697	$42,575	—%	$86,313	$84,200	3%
Percentage of total revenue	17%	17%		17%	17%

Research and development expenses in the second quarter of fiscal year 2014 remained unchanged from the same quarter last year. Research and development expenses for the six months ended May 31, 2014, increased by $2.1 million, or 3%, compared to the same period last year primarily due to a $1.1 million increase in employee-related expenses from higher headcount.
Sales and Marketing Expenses
Sales and marketing expenses consisted primarily of employee-related expenses, including salaries, sales commissions, benefits, stock-based compensation expenses, bonus, related costs of our direct sales force and marketing programs, including customer conferences, promotional materials, trade shows, advertising and related travel expenses.

	Three Months Ended May 31,			Six Months Ended May 31,
	2014	2013	Change	2014	2013	Change
Sales and marketing expenses	$90,330	$85,224	6%	$176,121	$165,313	7%
Percentage of total revenue	36%	35%		35%	34%

Sales and marketing expenses in the second quarter of fiscal year 2014 increased by $5.1 million, or 6%, compared to the same quarter last year, primarily due to a $1.8 million increase in employee-related expenses and a $1.8 million increase in travel expenses. Sales and marketing expenses for the six months ended May 31, 2014 increased by $10.8 million, or 7%, compared to the same period last year due to a $5.9 million increase in employee-related expenses and a $2.2 million increase in travel expenses.
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

	Three Months Ended May 31,			Six Months Ended May 31,
	2014	2013	Change	2014	2013	Change
General and administrative expenses	$18,771	$17,924	5%	$35,256	$36,849	(4)%
Percentage of total revenue	8%	7%		7%	8%

General and administrative expenses in the second quarter of fiscal year 2014 increased by $0.8 million, or 5%, compared to the same quarter last year. General and administrative expenses for the six months ended May 31, 2014 decreased by $1.6 million, or 4%, compared to the same period last year. The decrease was primarily due to a $2.2 million decrease in employee-related expenses offset by a $1.5 million increase in fees and charges.

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

	Three Months Ended May 31,			Six Months Ended May 31,
	2014	2013	Change	2014	2013	Change
Amortization of acquired intangible assets:
In cost of revenue	$5,353	$4,246		$10,341	$8,343
In operating expenses	4,813	4,713		9,856	9,034
Total amortization	$10,166	$8,959	13%	$20,197	$17,377	16%
Percentage of total revenue	4%	4%		4%	4%

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

	Three Months Ended May 31,			Six Months Ended May 31,
	2014	2013	Change	2014	2013	Change
Acquisition related and other expenses:
Transitional and other employee related costs	—	26		$—	$26
Professional services fees and other	873	542		$908	$869
Total	$873	$568	54%	$908	$895	1%
Percentage of total revenue	—%	—%		—%	—%

Restructuring

	Three Months Ended May 31,			Six Months Ended May 31,
	2014	2013	Change	2014	2013	Change
Restructuring charges	$1,821	$(22)	N/A	$1,062	$(15)	N/A
Percentage of total revenue	1%	—%		—%	—%

During the second quarter of fiscal year 2014, we recorded $1.8 million in restructuring charges related to our 2013 Restructuring Plan. The restructuring charges were primarily severance costs related to corporate actions aimed to increase efficiencies and reduce redundancies. See Note 7 to our Condensed Consolidated Financial Statements for further details on restructuring charges.

Stock-Based Compensation Cost
Stock-based compensation cost is included in our Condensed Consolidated Statements of Operations corresponding to the same functional lines as cash compensation paid to the same employees in the respective departments as follows:

	Three Months Ended May 31,			Six Months Ended May 31,
	2014	2013	Change	2014	2013	Change
Stock-based compensation costs:
Cost of revenue	$1,639	$1,869		$3,569	$3,472
Research and development	2,986	4,122		7,266	8,118
Sales and marketing	2,833	4,422		7,234	9,661
General and administrative	3,103	4,530		5,254	10,084
Total	$10,561	$14,943	(29)%	$23,323	$31,335	(26)%
Percentage of total revenue	4%	6%		5%	6%

Total stock-based compensation costs in the second quarter of fiscal year 2014 decreased by $4.4 million, or 29%, compared to the same quarter last year primarily due to a $3.0 million decrease in stock-based compensation costs related to performance-based restricted stock units ("PRSUs"), a $0.8 million decrease in stock-based compensation costs related to service-based stock awards, and a $0.5 million decrease in stock-based compensation costs related to stock options.

Total stock-based compensation costs for the six months ended May 31, 2014 decreased by $8.0 million, or 26%, compared to the same period last year primarily due to an $8.0 million decrease in stock-based compensation costs related to PRSUs and a $1.2 million decrease in stock-based compensation costs related to stock options, partially offset by a $1.3 million increase in stock-based compensation costs related to service based-stock awards.
Interest Income

	Three Months Ended May 31,			Six Months Ended May 31,
	2014	2013	Change	2014	2013	Change
Interest income	$243	$225	8%	$522	$423	23%
Percentage of total revenue	—%	—%		—%	—%

Interest Expense

	Three Months Ended May 31,			Six Months Ended May 31,
	2014	2013	Change	2014	2013	Change
Interest expense	$(8,566)	$(8,663)	(1)%	$(17,086)	$(17,445)	(2)%
Percentage of total revenue	3%	4%		3%	4%

Interest expense is primarily related to our convertible senior notes and our credit facility.
Interest expense in the second quarter of fiscal year 2014 remained unchanged from the same quarter last year. Interest expense for the six months ended May 31, 2014 decreased by $0.4 million, or 2%, compared to the same period last year following the repayment of the mortgage note in the second quarter of fiscal year 2013. See Note 8 and Note 9 to our Condensed Consolidated Financial Statements for further details on the credit facility, mortgage note and the convertible senior notes.

Other Income (Expense), Net
Other income (expense) included foreign exchange gains and losses, realized gains and losses on investments, and other miscellaneous income and expense items.

	Three Months Ended May 31,			Six Months Ended May 31,
	2014	2013	Change	2014	2013	Change
Other income (expense), net:
Foreign exchange gain (loss)	$(859)	$(870)		$(1,278)	$(1,713)
Realized gain (loss) on investments	99	296		112	293
Other income (expense)	76	5		158	9
Total other income (expense), net	$(684)	$(569)	(20)%	$(1,008)	$(1,411)	(29)%
Percentage of total revenue	—%	—%		—%	—%

Other income (expense) in the second quarter of fiscal year 2014 remained unchanged from to the same quarter last year Other income (expense) for the six months ended May 31, 2014 increased by $0.4 million compared to the same period last year primarily due to a $0.4 million difference in foreign exchange losses.
Provision for Income Taxes

	Three Months Ended May 31,			Six Months Ended May 31,
	2014	2013	Change	2014	2013	Change
Provision for (benefit from) income taxes	$3,000	$3,100	N/A	$7,400	$3,000	147%
Effective tax rate	66%	26%		35%	14%

In the three months ended May 31, 2014, we recognized a discrete tax expense of $0.5 million primarily related to withholding taxes. We recognize the withholding taxes as discrete items because of the high variability of withholding tax rates by country and the difficulty in forecasting the exact country of future revenue.

In the six months ended May 31, 2014, we recognized a discrete tax expense of $0.2 million, primarily related to a $2.5 million tax expense for withholding taxes, offset by $1.1 million of tax benefits from the expiration of various statutes of limitations and $1.2 million of the prior year's foreign tax return refund.

In the three months ended May 31, 2013, we recognized a discrete provision of $1.8 million related to estimated withholding taxes in jurisdictions where we do not expect to benefit from a foreign tax credit.

In the six months ended May 31, 2013, we recognized a discrete provision of $0.3 million related to $3.6 million of estimated withholding taxes, offset by $3.3 million of tax benefits from retroactive legislative reinstatement of the federal research and development credit.
The tax expense for the six month periods ended May 31, 2014 and 2013 reflects a forecasted tax rate of 34% and 14%, respectively, offset by discrete items which are recognized in the period they are incurred. The forecasted tax rate reflects the benefits resulting from the reorganization of certain foreign entities, lower foreign taxes, domestic manufacturing incentives, and federal and state research and development credits, partially offset by the impact of certain stock compensation charges and state income taxes. The federal research and development credits expired on December 31, 2013.
We use the single sales factor apportionment for California state taxation, which is expected to lower our future taxable state income. This reduction in taxable income may affect the extent to which we can benefit from $16.9 million (net of reserve for uncertain tax positions) research and development credit carryforwards and $7.1 million net operating loss carryforwards. If we determine that it is more likely than not that we will not be able to fully utilize these carryforwards, we will recognize a valuation allowance against the related deferred tax assets.
During the second quarter of fiscal year 2014, the amount of gross unrecognized tax benefits increased by approximately $3.4 million. The total amount of gross unrecognized tax benefits was $90.7 million as of May 31, 2014, of which $76.1 million would benefit tax expense if realized. We elected to include interest expense and penalties accrued on unrecognized tax benefits as a component of our income tax expense. We are subject to routine corporate income tax audits in the United States,

India, Netherlands, Sweden, United Kingdom and other foreign jurisdictions. Due to uncertainty of tax audit outcomes and the timing of tax audit settlements, we are unable to estimate the changes to our unrecognized tax benefit over the next twelve months.

Liquidity and Capital Resources
Liquidity
As of May 31, 2014, we had cash and cash equivalents totaling $405.2 million, representing a decrease of $256.9 million from November 30, 2013. As of May 31, 2014, $291.5 million of our cash and cash equivalents were held by our foreign subsidiaries in our foreign operations. Our current intention is to permanently reinvest the majority of our earnings from foreign operations. Our current plans do not anticipate a need to repatriate cash to fund our domestic operations. In the event cash from foreign operations in our foreign operations is needed to fund operations in the U.S., we would be subject to additional income taxes in the United States reduced by any foreign taxes paid on these earnings. Determination of the amount of unrecognized deferred tax liability related to these earnings is not practicable at this time.
Net cash provided by operating activities in the six months ended May 31, 2014 was $70.9 million, resulting from net income of $13.7 million, $61.4 million in non-cash charges and $4.1 million net change in assets and liabilities. The non-cash charges primarily included depreciation and amortization, stock-based compensation, debt discount amortization, tax benefits related to stock benefit plans and deferred income tax, less excess tax benefits from stock-based compensation which are recorded in financing activities. Net change in assets and liabilities for the first six months of fiscal year 2014 consisted primarily of a decrease in accounts receivable, prepaid and other expenses and an increase in deferred revenue, partially offset by a decrease in accrued liabilities and restructuring costs.
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
Net cash used in investing activities was $288.6 million for the six months ended May 31, 2014, resulting primarily from $182.8 in acquisitions net of cash acquired, $91.5 million in net purchases of short-term investments and $15.7 million in capital expenditures.
Net cash used in financing activities was $39.1 million for the six months ended May 31, 2014, resulting from $55.9 million of repurchases of shares of our common stock and $8.5 million in withholding taxes related to restricted stock net share settlement, which were partially offset by proceeds of $17.3 million from the exercise of stock options and the sale of our common stock under our employee stock purchase program and $8.1 million in excess tax benefits from stock-based compensation.
On April 26, 2013, we announced that our Board of Directors approved a stock repurchase program pursuant to which we may repurchase up to $300.0 million of our outstanding common stock from time to time in the open market or through privately negotiated transactions. As of May 31, 2014, we had $184.8 million remaining under the repurchase program.

Convertible Senior Notes: In April 2012, we issued convertible senior notes in an aggregate principal amount of $600.0 million due May 1, 2032 with an interest rate of 2.25%.

Credit Facility: In December 2011, we and one of our subsidiaries entered into an unsecured revolving credit facility that matures on December 19, 2016 and provides for borrowings of up to $250.0 million with a variable interest rate. We have an option to request that the lenders increase the available commitments by up to an additional $100.0 million for total borrowings of up to $350.0 million. We had no borrowings outstanding under the credit facility as of May 31, 2014.

Mortgage Note: In May 2013, we repaid the outstanding balance on our mortgage note of $34.7 million in full.

Line of Credit: We have a $10.0 million revolving line of credit that matures in June 2015. We had approximately $1.8 million of irrevocable letters of credit outstanding under the line of credit as of May 31, 2014.

Guarantee Credit Line: We have a revolving guarantee credit line of approximately $16.3 million available for the issuance of bank guarantees. We had approximately $13.2 million of bank guarantees outstanding under the guarantee credit line as of May 31, 2014.
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
Commitments
In June 2003, we entered into a 51-year lease of the land upon which our corporate headquarters is located. The lease was paid in advance for a total of $28.0 million, but is subject to adjustments every ten years based upon changes in the fair market value of the land. The first adjustment to the rent as a result of the increase in the fair market value since 2003 occurred in April 2014. The total additional lease obligation over the remaining 41-year lease term was $115.9 million. We exercised our prepayment option to settle the entire $115.9 million future lease obligations at a discount and paid $1.4 million and $25.3 million in April 2014 and July 2014, respectively.
As of May 31, 2014, our contractual commitments associated with indebtedness, lease obligations, which include the undiscounted rent payments over the next forty years, and restructuring were as follows (in thousands):

	Total	Remainder of 2014	2015	2016	2017	2018	Thereafter
Commitments:
Debt principal	$600,000	$—	$—	$—	$600,000	$—	$—
Debt interest	40,500	6,750	13,500	13,500	6,750	—	—
Operating leases (1)	44,692	5,412	10,321	9,678	8,394	6,161	4,726
Total commitments	$685,192	$12,162	$23,821	$23,178	$615,144	$6,161	$4,726

(1)	Operating leases included future minimum rent payments net of estimated sublease income of $4.7 million, for facilities that we have vacated pursuant to our restructuring activities.
Future minimum lease payments under restructured non-cancelable operating leases are included in Accrued Restructuring Costs in our Condensed Consolidated Balance Sheets.
The above commitment table does not include approximately $57.2 million of long-term uncertain income tax liabilities due to the fact that we are unable to reasonably estimate the timing of these potential future payments.
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
We enter into forward contracts with financial institutions to manage our currency exposure related to net assets and liabilities denominated in foreign currencies, and these forward contracts are generally settled monthly. We do not enter into derivative financial instruments for speculative purposes. As of May 31, 2014, we had 26 outstanding forward contracts, all denominated in United States dollars, that resulted in a net loss of $0.2 million.
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
Currently, we maintain our cash in current accounts, money market funds or investments in marketable securities. In general, money market funds are not considered to be subject to interest rate risk because the interest paid on such funds fluctuates with the prevailing interest rate. Our short-term investments are predominately held in marketable securities with maturities of less than three years with limited exposure to changes in market interest rates. As of May 31, 2014, a hypothetical 100 basis point increase in interest rates would not have a material impact on the fair value of our investments.
Interest on borrowings under the 2011 Credit Facility is based at specified margins above either LIBOR or a base rate defined in the 2011 Credit Facility, whereas the interest rate on our Notes is fixed over its term. Our exposure to interest rate risk under the 2011 Credit Facility will depend on the extent to which we utilize such facility. As of May 31, 2014, the 2011 Credit Facility had a borrowing capacity of $250.0 million and had no outstanding borrowings. A hypothetical 100 basis point increase in the LIBOR or Prime Rate-based interest rate on the 2011 Credit Facility would result in an increase in our interest expense by $1.0 million per year for every $100.0 million borrowed. See Note 8 for a discussion of the 2011 Credit Facility.

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
As a result of the evolving nature of the markets in which we compete and the size of our customer agreements, we have difficulty accurately forecasting our revenue in any given period. In addition to the factors discussed elsewhere in this section, a number of factors may cause our revenue to fall short of our expectations, or those of stock market analysts and investors, or cause fluctuations in our operating results, including:

•	the relatively long sales cycles for many of our products;

•	the timing of our new products or product enhancements or any delays in such introductions;

•	the delay or deferral of customer implementation of our products;

•	changes in customer budgets and decision making processes that could affect both the timing and size of any transaction;

•	reduced spending in the industries that license our products;

•	the transition to a subscription-based licensing model for our analytics business;

•	our ability to accurately assess the renewal rates of subscription-based revenue offerings;

•	our ability to execute our marketing and sales strategies since implementing changes to our sales organization;

•	our dependence on large deals, which, if such deals do not close, can greatly impact revenues for a particular quarter;

•	the timing, size and mix of orders from customers;

•	the deferral of software revenue to future periods due to the timing of the execution of an agreement or our ability to deliver the products;

•	changes in our business model;

•	the impact of our provision of services and customer-required contractual terms on the recognition of software revenue;

•	any unanticipated difficulty we encounter in integrating acquired businesses, products or technologies;

•	the tendency of some of our customers to wait until the end of a fiscal quarter or our fiscal year before placing an order in the hope of obtaining more favorable terms;

•	adverse economic or market conditions;

•	the amount and timing of operating costs and capital expenditures relating to the expansion of our operations and the evaluation of strategic transactions; and

•	changes in accounting rules, such as recording expenses for employee stock grants or tax accounting, including accounting for uncertain tax positions.

A substantial portion of our software orders are usually received in the last month of each fiscal quarter, with a concentration of such orders in the final two weeks of the quarter. While we typically deliver the software shortly after the receipt of an order, we may have software orders that have not shipped at the end of any given quarter. Because the amount of such software orders may vary, the amount, if any, of such orders at the end of a particular quarter is not a reliable predictor of our future performance.

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

Growth in our subscription-based software licenses affects the timing of revenue recognition and cash collections.
We are continuing to emphasize and expand our subscription-based software offerings, including transitioning certain of our product offerings from perpetual licenses to subscription-based licenses in our analytics business. Although the subscription model is designed to increase the number of customers who purchase our products and services and create a recurring revenue stream that is more predictable, it causes a delay in the timing of revenue recognition and a temporary reduction in operating cash flows. If our customers purchase subscription-based offerings as opposed to perpetual or certain term licenses, we may experience a deferral of software revenues and we may recognize less of the software revenue up-front. During the transition to the subscription-based licensing model, our customer billings and cash collected could also decline.

A portion of the subscription-based revenue we report each quarter results from the recognition of deferred revenue from subscription agreements entered into during previous quarters. A decline in new or renewed subscriptions in any period may not be immediately reflected in our reported financial results for that period, but may result in a decline in our revenue in future quarters. If we were to experience significant downturns in subscription sales and renewal rates, our reported financial results might not reflect such downturns until future periods.
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
Our success depends in part on our ability to continually enhance and broaden our product offerings in response to changing technologies, customer demands and competitive pressures. We have acquired and expect to continue to acquire complementary businesses, products and technologies as part of our corporate strategy. In this regard, we have made a number of strategic acquisitions in recent years, including our acquisition of Jaspersoft Corporation in April 2014. We do not know if we will be able to complete any future acquisitions or whether we will be able to successfully integrate any acquired business, operate it profitably or retain its key employees or customers. Acquiring any new business, product or technology could be expensive and time-consuming, disrupt our ongoing business and financial performance, distract our management, increase our debt to finance such acquisition, increase our capital expenditures to support such new business and require us to manage larger and more complex operations. Therefore, we may not be able, either immediately post-acquisition or ever, to replicate the pre-acquisition revenues achieved by companies that we acquire or achieve the benefits of the acquisition we anticipated in valuing the businesses, products or technologies we acquire. Furthermore, the costs of integrating acquired companies in international transactions can be particularly high, due to, among other things, local laws and regulations. If we are unable to integrate any newly acquired entity, products or technology effectively, our business, financial condition and operating results could suffer. In addition, any amortization or impairment of acquired intangible assets, stock-based compensation or other charges resulting from the costs of acquisitions could harm our operating results.

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
While we currently intend to grow our business by pursuing key initiatives to: broaden our product platform and adapt our product offerings to new vertical markets through internal development and acquisitions; expand our customer base by introducing more subscription-based product offerings; expand our distribution capacity by growing our direct sales organization and developing our sales channels; and employ marketing programs to increase awareness of our company and our products among existing and prospective customers, we cannot assure you that we will be able to achieve these key initiatives. Our success depends on our ability to: appropriately manage our expenses as we grow our organization; identify or acquire companies or assets at attractive valuations; enter into beneficial channel relationships; develop new products; expand our product consumption models; and successfully execute our marketing and sales strategies. If we are not able to execute on these actions, our business may not grow as we anticipated, and our operating results could be adversely affected.

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
We have historically realized, and may continue in the future to realize, an increasingly high percentage of our revenue from consulting services, which has a lower profit margin than software or maintenance revenue. As a result, if consulting and training services revenue increases as a percentage of total revenue, our overall profit margin may decrease, which could impact our stock price.

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

Developing and maintaining different software products could place a significant strain on our resources and software product release schedules, which could harm our revenue and financial condition. If we are not able to develop software for accepted platforms, standards and technologies, our software and service revenues and our gross margins could be adversely affected. In addition, if the platforms, standards and technologies we have developed software for are not accepted, our software and service revenues and our gross margins could be adversely affected.

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

From December 1, 2012 through the end of our second fiscal quarter of fiscal year 2014, our stock price fluctuated between a low of $18.18 and a high of $27.15. If market or industry-based fluctuations continue, our stock price could decline in the future regardless of our actual operating performance and investors could incur significant losses.

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
In April 2012, we issued $600.0 million aggregate principal amount of convertible senior notes due 2032 (the "Notes"). All of the Notes were outstanding as of May 31, 2014. The Note holders can convert the Notes, under certain circumstances, into cash in an amount generally equal to the lesser of the conversion value and the principal amount of each Note and, for any conversion value greater than the principal amount, into shares of common stock at any time before the Notes mature or we redeem or repurchase them. Upon certain dates (May 5, 2017, May 1, 2022, and May 1, 2027) or the occurrence of certain events including a change in control, the Note holders can require us to repurchase some or all of the Notes.

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

In addition, our future effective tax rates could be unfavorably affected by changes in tax rates, changes in the valuation of our deferred tax assets or liabilities, changes in the product mix of our revenues or changes in tax laws or their interpretation. Such changes could have a material adverse effect on our results of operations and financial condition.

We may be subject to increased income taxes, and other restrictions and limitations, if we were to decide to repatriate any of our foreign cash balances to the United States.
As of May 31, 2014, we held approximately $291.5 million, or 72%, of our cash and cash equivalents outside of the United States. We use our foreign cash by reinvesting it into our foreign operations. Our current intention is to continue to reinvest the majority of our earnings from foreign operations. Our current plans do not anticipate a need to repatriate cash to fund our domestic operations. In the event cash from foreign operations is needed to fund operations in the U.S. or our foreign cash balance continues to grow such that we are unable to reinvest such cash outside of the United States, it may become increasingly likely that we would repatriate some of our foreign cash balances to the United States. In such event, we would be subject to additional income taxes in the United States.

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
Issuer Purchases of Equity Securities
The following table provides information about the repurchase of our common stock during the second quarter of fiscal year 2014 (in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1]	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
March 1, 2014 – March 31, 2014	—	$—	—	$204,933
April 1, 2014 – April 30, 2014	1,000	$20.14	1,000	$184,794
May 1, 2014 – May 31, 2014	—	$—	—	$184,794
Total	1,000		1,000

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

101
Interactive data files (XBRL) pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets as of May 31, 2014 and November 30, 2013, (ii) the Condensed Consolidated Statement of Operations for the three months and six months ended May 31, 2014 and 2013, (iii) the Condensed Consolidated Statements of Cash Flows for the three months and six months ended May 31, 2014 and 2013 and (iv) the Notes to Condensed Consolidated Financial Statements.*

(1)	Incorporated by reference to Exhibit 3.1 filed with the Registrant’s Registration Statement on Form 8-A, filed with the SEC on February 23, 2004.

(2)	Incorporated by reference to Exhibit 3.1 filed with the Registrant’s Current Report on Form 8-K, filed with the SEC on June 27, 2014.

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

TIBCO SOFTWARE INC.

By:	/s/ James D. Johnson
James D. Johnson Senior Vice President, Chief Financial Officer (Principal Financial Officer and duly authorized officer)

By:	/s/ Brent P. Hogenson
Brent P. Hogenson Vice President, Corporate Controller (Principal Accounting Officer and duly authorized officer)

Date: July 10, 2014

EXHIBIT INDEX

3.1 (1)	Amended and Restated Certificate of Incorporation of Registrant.

3.2 (2)	Amended and Restated Bylaws of Registrant.

31.1	Rule 13a-14(a) / 15d-14(a) Certification by Chief Executive Officer.

31.2	Rule 13a-14(a) / 15d-14(a) Certification by Chief Financial Officer.

32.1	Section 1350 Certification by Chief Executive Officer.

32.2	Section 1350 Certification by Chief Financial Officer.

101
Interactive data files (XBRL) pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets as of May 31, 2014 and November 30, 2013, (ii) the Condensed Consolidated Statement of Operations for the three months and six months ended May 31, 2014 and 2013, (iii) the Condensed Consolidated Statements of Cash Flows for the three months and six months ended May 31, 2014 and 2013 and (iv) the Notes to Condensed Consolidated Financial Statements.*

(1)	Incorporated by reference to Exhibit 3.1 filed with the Registrant’s Registration Statement on Form 8-A, filed with the SEC on February 23, 2004.

(2)	Incorporated by reference to Exhibit 3.1 filed with the Registrant’s Current Report on Form 8-K, filed with the SEC on June 27, 2014.

* XBRL (Extensible Business Reporting Language) information is furnished and not filed herewith, is not a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.