Form 10-Q
period 2014-08-31
TIBCO SOFTWARE INC
filed 2014-10-08
CIK 1085280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _____________________________________________________________
FORM 10-Q
 _____________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2014
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s common stock, $0.001 par value, as of October 3, 2014 was 163,738,591 shares.

TIBCO SOFTWARE INC.

TIBCO SOFTWARE INC.
PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except par value per share)

	August 31, 2014	November 30, 2013
Assets
Current assets:
Cash and cash equivalents	$354,366	$662,109
Short-term investments	178,088	83,842
Accounts receivable, net of allowances of $5,051 and $5,145	194,896	231,194
Prepaid expenses and other current assets	97,550	74,725
Total current assets	824,900	1,051,870
Property and equipment, net	109,683	101,050
Goodwill	704,526	582,091
Acquired intangible assets, net	148,897	119,418
Long-term deferred income tax assets	78,909	78,853
Other assets	90,328	72,831
Total assets	$1,957,243	$2,006,113
Liabilities and Equity
Current liabilities:
Accounts payable	$25,314	$37,701
Accrued liabilities	103,898	125,112
Accrued restructuring costs	970	5,819
Deferred revenue	262,978	258,315
Total current liabilities	393,160	426,947
Long-term deferred revenue	24,774	24,036
Long-term income tax liabilities	64,225	57,067
Other long-term liabilities	7,596	4,788
Convertible senior notes, net	552,266	540,022
Total liabilities	1,042,021	1,052,860
Commitments and contingencies (Note 10)
Equity:
Common stock, $0.001 par value; 1,200,000 shares authorized; 163,896 and 163,169 shares issued and outstanding	163	163
Additional paid-in capital	938,354	925,581
Accumulated other comprehensive loss	(24,324)	(9,048)
Retained earnings	—	35,521
Total TIBCO Software Inc. stockholders’ equity	914,193	952,217
Noncontrolling interest	1,029	1,036
Total equity	915,222	953,253
Total liabilities and equity	$1,957,243	$2,006,113
See accompanying Notes to Condensed Consolidated Financial Statements

TIBCO SOFTWARE INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended August 31,		Nine Months Ended August 31,
	2014	2013	2014	2013
Revenue:
Software	$85,938	$107,981	$254,766	$275,235
Service and maintenance	169,664	162,878	506,013	479,260
Total revenue	255,602	270,859	760,779	754,495
Cost of revenue:
Software	15,774	14,599	44,228	40,108
Service and maintenance	65,160	63,374	193,695	185,473
Total cost of revenue	80,934	77,973	237,923	225,581
Gross profit	174,668	192,886	522,856	528,914
Operating expenses:
Research and development	41,866	43,391	128,179	127,591
Sales and marketing	93,222	84,082	269,343	249,395
General and administrative	17,286	13,697	52,542	50,546
Amortization of acquired intangible assets	4,494	4,991	14,350	14,025
Acquisition related and other	272	630	1,180	1,525
Restructuring charges (credits)	(108)	8,886	954	8,871
Total operating expenses	157,032	155,677	466,548	451,953
Income from operations	17,636	37,209	56,308	76,961
Interest expense, net	(8,395)	(8,162)	(24,959)	(25,184)
Other income (expense), net	128	153	(879)	(1,258)
Income before provision for income taxes and noncontrolling interest	9,369	29,200	30,470	50,519
Provision for income taxes	6,700	7,900	14,100	10,900
Net income	2,669	21,300	16,370	39,619
Less: Net income attributable to noncontrolling interest	37	49	37	148
Net income attributable to TIBCO Software Inc.	$2,632	$21,251	$16,333	$39,471
Net income per share attributable to TIBCO Software Inc.:
Basic	$0.02	$0.13	$0.10	$0.25
Diluted	$0.02	$0.13	$0.10	$0.24
Shares used to compute net income per share attributable to TIBCO Software Inc.:
Basic	163,429	160,638	162,904	161,012
Diluted	166,267	166,999	166,831	167,879

See accompanying Notes to Condensed Consolidated Financial Statements

TIBCO SOFTWARE INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In thousands)

	Three Months Ended August 31,		Nine Months Ended August 31,
	2014	2013	2014	2013
Net income	$2,669	$21,300	$16,370	$39,619
Cumulative translation adjustment	(16,035)	3,160	(15,776)	(5,337)
Net unrealized gain (loss) on available-for-sale securities	154	(22)	456	96
Comprehensive income (loss)	(13,212)	24,438	1,050	34,378
Comprehensive income (loss) attributable to noncontrolling interest	28	30	(7)	(125)
Comprehensive income (loss) attributable to TIBCO Software Inc.	$(13,240)	$24,408	$1,057	$34,503

See accompanying Notes to Condensed Consolidated Financial Statements

TIBCO SOFTWARE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended August 31,
	2014	2013
Operating activities:
Net income	$16,370	$39,619
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	14,424	11,616
Amortization of acquired intangible assets	30,506	26,965
Amortization of debt discount and transaction costs	14,869	14,258
Stock-based compensation	31,902	39,245
Deferred income tax	(3,931)	(13,292)
Tax benefits related to stock benefit plans	4,404	9,691
Excess tax benefits from stock-based compensation	(11,300)	(13,442)
Other non-cash adjustments, net	645	1,179
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	37,766	49,181
Prepaid expenses and other assets	(8,946)	(19,568)
Accounts payable and accrued liabilities	(57,341)	12,071
Deferred revenue	(7,664)	(11,119)
Net cash provided by operating activities	61,704	146,404
Investing activities:
Purchases of short-term investments	(207,302)	(38,261)
Maturities and sales of short-term investments	110,263	15,346
Acquisitions, net of cash acquired	(181,415)	(53,917)
Purchases of property and equipment	(23,472)	(10,695)
Other investing activities, net	1,378	(1,047)
Net cash used in investing activities	(300,548)	(88,574)
Financing activities:
Principal payments on debt	—	(35,711)
Proceeds from issuance of common stock	30,814	23,089
Repurchases of common stock	(95,588)	(105,289)
Withholding taxes related to restricted stock net share settlement	(10,613)	(12,467)
Excess tax benefits from stock-based compensation	11,300	13,442
Net cash used in financing activities	(64,087)	(116,936)
Effect of foreign exchange rate changes on cash and cash equivalents	(4,812)	(1,992)
Net decrease in cash and cash equivalents	(307,743)	(61,098)
Cash and cash equivalents at beginning of period	662,109	727,309
Cash and cash equivalents at end of period	$354,366	$666,211
Supplemental disclosures:
Interest paid	$7,496	$7,712
Income taxes paid	$13,499	$19,670
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
Our fiscal year ends on November 30 of each year, while interim periods end on a Sunday in accordance with a 4-4-5 calendar. For purposes of presentation, we have indicated the third quarter of fiscal years 2014 and 2013 as ended on August 31, 2014 and August 31, 2013, respectively; whereas in fact, the third quarter of fiscal years 2014 and 2013 actually ended on August 31, 2014 and September 1, 2013, respectively. There were 91 days in the third quarter of each of fiscal years 2014 and 2013.
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
The results of operations for the three and nine months ended August 31, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending November 30, 2014, or any other future period, and we make no representations related thereto.
Reclassifications
During the second quarter of 2014, we adopted a revised presentation, which we believe better reflects our evolving product and service offerings and related consumption models. A change was made to combine subscription revenue and license revenue as software revenue. Subscription revenue consists of revenue (i) from subscription-based licenses and related support for a variety of on-premise and hosted offerings, which we previously presented under services revenue, and (ii) from certain term licenses, which we previously presented under license revenue. Subscription revenue is generally recognized ratably over the subscription or license term.
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
For the three and nine months ended August 31, 2013, subscription revenue of $3.0 million and $10.2 million, and cost of subscription revenue of $2.2 million and $5.3 million were reclassified from service revenue and cost of service revenue to software revenue and cost of software revenue, respectively.

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

TIBCO SOFTWARE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Recent Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. ASU 2014-12 requires that a performance target that affects vesting and could be achieved after the requisite service period be treated as a performance condition. ASU 2014-12 is effective for us in our first quarter of fiscal 2017 with early adoption permitted. The Company is currently evaluating the impact of its pending adoption of ASU2014-12 on its consolidated financial statements and disclosures.

In May 2014, the FASB issued an amendment to the revenue recognition accounting guidance. The amendment clarifies the principles for recognizing revenue and develops a common revenue standard for all industries. The new guidance will be effective prospectively for us in the first quarter of fiscal year 2018. Early application is not permitted. We are evaluating the impact of adopting this prospective guidance on our consolidated results of operations and financial condition.
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
The total purchase price allocated to the tangible assets acquired is assigned based on the fair values as of the date of the acquisition. The fair value assigned to identifiable intangible assets acquired is determined using the income approach, which discounts expected future cash flows to present value using estimated assumptions determined by management. We believe that these identified intangible assets will have no residual value after their estimated economic useful lives. The identifiable intangible assets are subject to amortization on a straight-line basis as this best approximates the benefit period related to these assets.
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

Acquisitions in Fiscal Year 2014
Acquisition of Jaspersoft Corporation
On April 28, 2014, we acquired Jaspersoft Corporation ("Jaspersoft"), a private company based in California and incorporated in the State of Delaware. Jaspersoft is a provider of embedded business intelligence and reporting software. We paid $181.4 million, net of cash acquired, to acquire all of the outstanding shares of capital stock of Jaspersoft. We incurred $0.3 million of transaction costs associated with the acquisition.

TIBCO SOFTWARE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

The allocation of the purchase price for the Jaspersoft acquisition was as follows (in thousands):

Cash	$6,741
Accounts receivable	4,103
Other assets	875
Identifiable intangible assets	60,500
Goodwill	125,287
Deferred income tax asset, net	8,709
Liabilities	(5,139)
Deferred revenue	(12,920)
Total purchase price	$188,156

Identifiable intangible assets (in thousands, except amortization period):

	Gross Amount at Acquisition Date	Weighted Average Amortization Period
Existing technology	$23,000	5.0 years
Customer base	34,200	8.0 years
Trademarks	3,300	6.0 years
	$60,500

Acquisitions in Fiscal Year 2013
Acquisition of Extended Results
On September 13, 2013, we acquired Extended Results, Inc. (“Extended Results”), a private company based and incorporated in the State of Washington. Extended Results is a provider of mobile business intelligence software and services. We paid $21.0 million to acquire all of the outstanding shares of capital stock of Extended Results. We incurred $0.3 million of transaction costs associated with the acquisition.
Acquisition of StreamBase Systems, Inc.
On June 3, 2013, we acquired StreamBase Systems, Inc. (“StreamBase”), a private company based in Massachusetts and incorporated in the State of Delaware. StreamBase is a provider of high performance event processing and real-time analytics software. We paid $49.7 million, net of cash acquired, to acquire all of the outstanding shares of capital stock of StreamBase. We incurred $0.5 million of transaction costs associated with the acquisition.
Acquisition of Maporama Solutions
On March 20, 2013, we acquired Maporama Solutions (“Maporama”), a private company based in Paris, France and organized under the laws of France. Maporama is a provider of location intelligence and geospatial analytics solutions. We incurred $0.3 million of transaction costs associated with the acquisition.
Pro Forma Adjusted Summary

The results of operations of Jaspersoft, Extended Results, StreamBase and Maporama have been included in the Consolidated Financial Statements subsequent to the respective acquisition dates. The following unaudited pro forma adjusted summary reflects our condensed results of operations for the periods ended August 31, 2014 and 2013. The summary assumes that the businesses had been acquired at the beginning of fiscal year 2013 and include pro forma adjustments for amortization charges for acquired intangible assets, stock-based compensation charges, if any, and related tax effects. The summary is presented for informational purposes only and is not intended to be indicative of future results of operations or whether similar

TIBCO SOFTWARE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

results would have been achieved if the acquisition had taken place at the beginning of fiscal year 2013 (in thousands, except per share data):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2014	2013	2014	2013
Pro forma adjusted total revenue	$255,602	$287,088	$775,341	$810,039
Pro forma adjusted net income attributable to TIBCO Software Inc.	$2,632	$16,193	$13,492	$29,254
Pro forma adjusted net income per share attributable to TIBCO Software Inc.:
Basic	$0.02	$0.10	$0.08	$0.18
Diluted	$0.02	$0.10	$0.08	$0.17

TIBCO SOFTWARE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

4.	INVESTMENTS
Short-term investments and cash equivalents, which are classified as available-for-sale, are summarized below as of August 31, 2014 and November 30, 2013 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value
As of August 31, 2014
Money market funds	$14,192	$—	$—	$14,192
Corporate bonds and commercial paper	156,919	434	(9)	157,344
U.S. Government debt and agency securities	20,324	8	—	20,332
Mortgage-backed securities	202	236	(26)	412
	$191,637	$678	$(35)	$192,280
As of November 30, 2013
Money market funds	$245,953	$—	$—	$245,953
Corporate bonds and commercial paper	77,442	66	—	77,508
U.S. Government debt and agency securities	6,012	1	—	6,013
Term deposits	536	—	—	536
Mortgage-backed securities	200	121	—	321
	$330,143	$188	$—	$330,331

Fixed income securities included in short-term investments above are summarized by their contractual maturities as follows (in thousands):

	August 31, 2014	November 30, 2013
Contractual maturities:
Less than one year	$91,166	$36,084
One to three years	86,922	47,758
	$178,088	$83,842

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
We execute our foreign currency contracts primarily in the retail market in an over-the-counter environment with a relatively high level of price transparency. The market participants usually are large multi-national and regional banks. Our foreign currency contracts' valuation inputs are based on quoted prices and quoted pricing intervals from public data sources and do not involve management judgment. These contracts are typically classified within Level 2 of the fair value hierarchy. There were no transfers between Level 1, Level 2 and Level 3 during the nine months ended August 31, 2014.
The fair value hierarchy of our cash equivalents, short-term investments and foreign currency contracts is as follows (in thousands):

		Fair Value Measurements at Reporting Date using
Description	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant other Observable Inputs (Level 2)
As of August 31, 2014
Assets:
Money market funds	$14,192	$14,192	$—
Corporate bonds and commercial paper	157,344	—	157,344
U.S. Government debt and agency securities	20,332	—	20,332
Mortgage-backed securities	412	—	412
Foreign currency forward contracts	429	—	429
Liabilities:
Foreign currency forward contracts	$93	$—	$93

As of November 30, 2013
Assets:
Money market funds	$245,953	$245,953	$—
Corporate bonds and commercial paper	77,508	—	77,508
U.S. Government debt and agency securities	6,013	—	6,013
Term deposits	536	—	536
Mortgage-backed securities	321	—	321
Foreign currency forward contracts	625	—	625
Liabilities:
Foreign currency forward contracts	$547	$—	$547

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

TIBCO SOFTWARE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

We had the following forward contracts outstanding as of August 31, 2014 (in thousands):

	Notional Value Local Currency	Notional Value USD	Fair Value Gain (Loss) USD
Forward contracts sold:
Australian dollar	6,100	$5,693	$(14)
British pound	4,000	6,634	7
Euro	33,000	43,369	333
Japanese yen	244,000	2,345	28
Korean won	1,000,000	985	(15)
Mexican peso	8,500	649	—
Polish zloty	1,800	561	16
South African rand	36,000	3,380	(26)
New Taiwan dollar	27,000	904	(6)
Forward contracts bought:
Brazilian real	8,500	3,790	32
Swedish krona	9,300	1,330	(19)
			$336

	Derivatives not Designated as Hedging Instruments (in thousands)
	August 31, 2014	November 30, 2013
Foreign currency forward contracts, fair value included in:
Other Current Assets	$429	$625
Accrued Liabilities	93	547

		Amount of Gain or (Loss) Recognized In Income on Derivative (in thousands)
		Three Months Ended August 31,		Nine Months Ended August 31,
Derivatives not Designated as Hedging Instruments	Location	2014	2013	2014	2013
Foreign Currency Contracts	Other income/(exp.)	$(557)	$166	$855	$80

TIBCO SOFTWARE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

6.	GOODWILL AND ACQUIRED INTANGIBLE ASSETS
The change in the carrying value of goodwill for the nine months ended August 31, 2014 is as follows (in thousands):

Balance as of November 30, 2013	$582,091
Goodwill recorded for the Jaspersoft acquisition	125,287
Post-acquisition goodwill adjustment for the Streambase acquisition	615
Post-acquisition goodwill adjustment for the Extended Results acquisition	(50)
Foreign currency translation	(3,417)
Balance as of August 31, 2014	$704,526

Certain of our intangible assets were recorded in foreign currencies, and therefore, the gross carrying amount and accumulated amortization are subject to foreign currency translation adjustments. The carrying values of our acquired intangible assets are amortized over periods ranging from two to nine years. Carrying values as of August 31, 2014 and November 30, 2013 are as follows (in thousands):

	August 31, 2014			November 30, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technologies	$225,100	$(151,507)	$73,593	$204,918	$(137,758)	$67,160
Maintenance agreements	87,343	(63,975)	23,368	87,888	(58,777)	29,111
Customer base	101,012	(56,375)	44,637	67,707	(50,623)	17,084
Patents/core technologies	28,469	(27,033)	1,436	28,649	(26,080)	2,569
Trademarks	16,148	(10,285)	5,863	12,871	(9,377)	3,494
Non-compete agreements	580	(580)	—	580	(580)	—
Total intangible assets	$458,652	$(309,755)	$148,897	$402,613	$(283,195)	$119,418

7.	ACCRUED RESTRUCTURING COSTS
2013 Restructuring Plan
 In order to achieve cost efficiencies and realign our resources and operations, our Board of Directors approved a restructuring plan initiated by management during the third quarter of fiscal year 2013 (the "2013 Restructuring Plan"). The 2013 Restructuring Plan was intended to increase efficiencies and reduce redundancies, including those arising from recent acquisitions. The total restructuring costs associated with the 2013 Restructuring Plan are estimated to be $14.0 million. Changes in estimates, if any, will be reflected in our future results of operations. We expect to fulfill most of the obligations associated with this restructuring by the end of fiscal year 2014.

The following is a summary of activities in accrued restructuring costs for the nine months ended August 31, 2014 under the 2013 Restructuring Plan (in thousands):

	Accrued Facilities Restructuring	Accrued Severance and Other	Total
As of November 30, 2013	$1,209	$4,697	$5,906
Restructuring charges	153	801	954
Cash utilized	(835)	(5,055)	(5,890)
As of August 31, 2014	$527	$443	$970

The remaining accrued facilities restructuring costs represent the estimated loss on abandoned excess facilities, which is expected to be paid over the next year.

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
Revolving loans accrue interest at a per annum rate based on, at our option, either (i) the base rate plus a margin ranging from 0.25% to 1.25%, depending on TIBCO’s consolidated leverage ratio, or (ii) the London Interbank Offered Rate (“LIBOR”) rate plus a margin ranging from 1.25% to 2.25%, depending on TIBCO’s consolidated leverage ratio, for various interest periods. The base rate is defined as the highest of (i) the administrative agent’s prime rate, (ii) the federal funds rate plus a margin equal to 0.50%, and (iii) the LIBOR rate for a one month interest period plus a margin of 1.00%. We are also obligated to pay commitment fees for the unused amount of the 2011 Credit Facility, letter of credit fees and other customary fees. Loan origination fees and issuance costs of approximately $3.4 million were incurred since consummation of the 2011 Credit Facility, which will be amortized through interest expense over a period of five years. Under certain circumstances, a default interest rate of 2.00% above the applicable interest rate will apply on all obligations during the existence of an event of default under the 2011 Credit Facility.
We are currently required to maintain a minimum consolidated interest coverage ratio of 3.5:1.0 and a maximum consolidated leverage ratio of 2.75:1.00, in addition to other customary affirmative and negative covenants. As of August 31, 2014, we were in compliance with all covenants under the 2011 Credit Facility and we had no outstanding borrowings under the 2011 Credit Facility.
Line of Credit
We have a $10.0 million revolving line of credit (the “Line of Credit”) that matures in June 2015. The Line of Credit is available for cash borrowings and for the issuance of letters of credit up to $10.0 million. The Line of Credit contains financial covenants substantially identical to those of the 2011 Credit Facility, as well as other customary affirmative and negative covenants. As of August 31, 2014, we were in compliance with all covenants under the Line of Credit.
As of August 31, 2014, we had a total of $2.0 million outstanding under the Line of Credit with respect to letters of credit in connection with sales and lease transactions.
Guarantee Credit Line and Restricted Cash
We have a revolving guarantee credit line of approximately $15.8 million available for the issuance of bank guarantees denominated in foreign currency. Issued bank guarantees were approximately $12.8 million and $13.7 million as of August 31, 2014 and November 30, 2013, respectively, and were collateralized by pledging the equivalent amount under restricted cash as required under our guarantee credit line. Various other contractual commitments also require us to pledge cash as security and record this cash under restricted cash. As of August 31, 2014 and November 30, 2013, we had restricted cash of $13.7 million and $15.7 million, respectively, which is included in Other Assets on our Condensed Consolidated Balance Sheets.

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
Accounting for Convertible Senior Notes
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
As of August 31, 2014, the carrying value of the Notes was $552.3 million, which consisted of $600.0 million outstanding principal amount net of $47.7 million unamortized debt discount.
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
For the third quarter ended August 31, 2014, we recognized interest expense of $8.2 million related to the Notes, comprised of $3.4 million for the contractual coupon interest, $4.1 million related to the amortization of debt discount and $0.7 million related to the amortization of deferred debt issuance costs.
The Notes are carried at face value less any unamortized debt discount and also require disclosure of an estimate of fair value (Level 2 of the three-tier value hierarchy). The fair value of the Notes at each balance sheet date is determined based on recent quoted market prices or dealer quotes for the Notes, if available. Otherwise, the fair value is determined using cash-flow

TIBCO SOFTWARE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

models of the scheduled payments discounted at market interest rates for comparable debt without the conversion feature. As of August 31, 2014, the estimated fair value of the Notes was approximately $605.4 million.

10.	COMMITMENTS AND CONTINGENCIES
Prepaid Land Lease
In June 2003, we entered into a 51-year lease of the land upon which our corporate headquarters is located. The lease was paid in advance for a total of $28.0 million, subject to adjustments every ten years based upon changes in the fair market value of the land. The first adjustment to the rent as a result of the increase in the fair market value since 2003 occurred in April 2014. The total additional lease obligation over the remaining 41-year lease term was $115.9 million. We exercised our prepayment option to settle the entire $115.9 million future lease obligations at a discount and paid $1.4 million and $25.3 million in April 2014 and July 2014, respectively. These amounts are capitalized as Other Assets in the accompanying Condensed Consolidated Balance Sheet.
The prepaid land lease is being amortized using the straight-line method over the life of the lease.
Commitments
At various locations worldwide, we lease office space and equipment under non-cancelable operating leases with various expiration dates through March 2032. Rental expense was $4.7 million and $4.0 million for the three months ended August 31, 2014 and 2013, respectively, and $14.4 million and $12.1 million for the nine months ended August 31, 2014 and 2013, respectively.
As of August 31, 2014, contractual commitments associated with indebtedness, lease obligations (excluding potential future adjustments in connection with the corporate headquarter land lease), and restructuring were as follows (in thousands):

	Total	Remainder of 2014	2015	2016	2017	2018	Thereafter
Commitments:
Debt principal	$600,000	$—	$—	$—	$600,000	$—	$—
Debt interest	40,500	6,750	13,500	13,500	6,750	—	—
Operating leases (1)	47,079	2,296	10,994	10,305	8,930	6,782	7,772
Total commitments	$687,579	$9,046	$24,494	$23,805	$615,680	$6,782	$7,772

(1)
Operating leases included future minimum rent payments, net of estimated sublease income of $4.1 million, for facilities that we have vacated pursuant to our restructuring activities, as discussed in Note 7.

Future minimum lease payments under restructured non-cancelable operating leases are included in Accrued Restructuring Costs on our Condensed Consolidated Balance Sheets.
The above commitment table does not include approximately $64.2 million of long-term uncertain income tax liabilities due to the fact that we are unable to reasonably estimate the timing of these potential future payments.
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

Vasudevan filed a notice of appeal to the United States Court of Appeals for the Federal Circuit on November 11, 2013, seeking reversal of the final judgment entered on October 17, 2013, including the claim construction orders of September 19, 2012 and September 19, 2013, and the October 17, 2013 order regarding invalidity. Vasudevan filed its opening appeal brief on January 28, 2014. We filed our opposition brief on March 27, 2014. Vasudevan filed its reply brief on April 28, 2014. The court held oral arguments on September 12, 2014.

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
Stock-based compensation for the three months ended August 31, 2014 and 2013 was $8.6 million and $7.9 million, respectively. Stock-based compensation for the nine months ended August 31, 2014 and 2013 was $31.9 million and $39.2 million, respectively. The deferred tax benefit from stock-based compensation for the three months ended August 31, 2014 and 2013 was $2.4 million and $1.9 million, respectively. The deferred tax benefit from stock-based compensation expenses for the nine months ended August 31, 2014 and 2013 was $8.9 million and $11.3 million, respectively.

Since fiscal year 2010, certain of our employees received performance-based restricted stock units ("PRSUs"). These PRSUs are subject to the terms and conditions set forth in each applicable PRSU Agreement and have been granted under our 2008 Equity Incentive Plan. In February and May of 2014, we granted 1.7 million PRSUs to certain senior executives with performance-based and time-based vesting requirements. On August 1, 2014, we cancelled the previously granted shares and granted 0.9 million PRSUs with new market-based and time-based vesting requirements. During the nine months ended August 31, 2014, a total of 2.6 million PRSUs were granted and 1.8 million shares vested.

The following table summarizes additional information pertaining to our stock-based compensation from stock options and stock awards, which are comprised of restricted stock, restricted stock units and performance-based restricted stock units (in thousands, except grant-date fair value and recognition period):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2014	2013	2014	2013
Stock options:
Options exercised	1,230	1,395	3,374	2,382
Total intrinsic value of stock options exercised	$13,759	$20,059	$40,710	$36,114
Total unrecognized compensation expense at period-end	$2,411	$7,623	$2,411	$7,623
Weighted-average remaining recognition period at period-end	1.1 years	1.7 years	1.1 years	1.7 years

Stock awards (excluding PRSUs):
Weighted-average grant-date fair value	$20.11	$23.67	$19.90	$22.49
Stock awards granted	1,521	214	5,605	2,961
Stock awards vested	351	361	1,717	1,835
Total unrecognized compensation expense at period-end	$90,528	$88,184	$90,528	$88,184
Weighted-average remaining recognition period at period-end	2.5 years	1.8 years	2.5 years	1.8 years

TIBCO SOFTWARE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

13.	PROVISION FOR INCOME TAXES
The effective tax rate was 72% and 27% for the three months ended August 31, 2014 and 2013, respectively and 46% and 22% for the nine months ended August 31, 2014 and 2013, respectively.
In the three months ended August 31, 2014, we recognized a discrete tax expense of $2.0 million, primarily related to withholding taxes.

In the nine months ended August 31, 2014, we recognized a discrete tax expense of $2.2 million, primarily related to a $4.0 million tax expense for withholding taxes, offset by $0.7 million of tax benefits from the expiration of various statutes of limitations and $1.2 million of the prior year's foreign tax return refund.

In the three months ended August 31, 2013, we recognized a discrete provision of $1.4 million related to estimated withholding taxes in jurisdictions where we do not expect to benefit from a foreign tax credit.

In the nine months ended August 31, 2013, we recognized certain discrete items of tax expense and benefit for a net benefit of $1.3 million primarily related to adjust taxes provided for prior year U.S. and foreign tax returns, to accrue withholding taxes, and to record tax benefits from retroactive legislative reinstatement of the federal research and development credit.
We recognize withholding taxes as discrete items because of the high variability of withholding tax rates by country and the difficulty in forecasting the exact country of future revenue.
The provisions for the nine month periods ended August 31, 2014 and 2013 reflect forecasted annual tax rates of 39% and 24%, respectively, offset by discrete items which are recognized in the period they occur. The forecasted tax rate reflects the benefits resulting from the reorganization of certain foreign entities, lower foreign taxes, domestic manufacturing incentives, and federal and state research and development credits, partially offset by the impact of certain stock compensation charges and state income taxes. The federal research and development credits expired on December 31, 2013.
We use the single sales factor apportionment for California state taxation, which is expected to lower our future taxable state income. This reduction in taxable income may affect the extent to which we can benefit from $17.9 million (net of reserve for uncertain tax positions) research and development credit carryforwards and $7.1 million net operating loss carryforwards. If we determine that it is more likely than not that we will not be able to fully utilize these carryforwards, we will recognize a valuation allowance against the related deferred tax assets.
During the three months ended August 31, 2014, the amount of gross unrecognized tax benefits increased by approximately $3.3 million. The total amount of gross unrecognized tax benefits was $93.6 million as of August 31, 2014, of which $78.3 million would benefit tax expense if realized. We elected to include interest expense and penalties accrued on unrecognized tax benefits as a component of our income tax expense. We are subject to routine corporate income tax audits in the United States, India, Netherlands, Sweden, United Kingdom and other foreign jurisdictions. Due to uncertainty of tax audit outcomes and the timing of tax audit settlements, we are unable to estimate the changes to our unrecognized tax benefit over the next twelve months.

TIBCO SOFTWARE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

14.	NET INCOME PER SHARE
The following table sets forth the computation of basic and diluted net income per share for the periods indicated (in thousands, except per share data):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2014	2013	2014	2013
Net income attributable to TIBCO Software Inc.	$2,632	$21,251	$16,333	$39,471
Weighted-average shares of common stock used to compute basic net income per share	163,429	160,638	162,904	161,012
Effect of dilutive common stock equivalents:
Stock options	1,948	4,392	2,724	4,738
Stock awards	885	1,961	1,197	2,122
Employee stock purchase program	5	8	6	7
Weighted-average shares of common stock used to compute diluted net income per share	166,267	166,999	166,831	167,879
Net income per share attributable to TIBCO Software Inc.:
Basic	$0.02	$0.13	$0.10	$0.25
Diluted	$0.02	$0.13	$0.10	$0.24

The following potential common stock equivalents are not included in the diluted net income per share calculation above because their effect was anti-dilutive for the periods indicated (in thousands):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2014	2013	2014	2013
Stock options	1,419	1,594	1,464	1,741
Stock awards	1,049	1,637	870	1,294
Convertible senior notes	11,865	11,865	11,865	11,865
Total anti-diluted common stock equivalents	14,333	15,096	14,199	14,900
Anti-dilutive potential common stock equivalents for the three and nine months ended August 31, 2014 include the 11.9 million shares that could be issued under the Notes if we experience substantial increases in our stock price. Under the treasury stock method, the Notes will generally have a dilutive impact on net income per share if our average stock price for the period exceeds the conversion price for the Notes. On conversion of a Note, however, we will deliver cash in an amount generally equal to the lesser of the conversion value and the principal amount of each Note and, only for any conversion value greater than the principal amount, we will deliver shares of common stock.

15.	SEGMENT INFORMATION
We operate our business in one operating segment: the development and marketing of software. Our chief operating decision maker is our Chief Executive Officer, who reviews financial information presented on a consolidated basis for purposes of making operating decisions and assessing financial performance.

TIBCO SOFTWARE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Our revenue, organized by the following geographic regions: (i) Americas; (ii) EMEA; and (iii) APJ, based on the location at which each sale originates, is summarized as follows (in thousands):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2014	2013	2014	2013
Americas:
United States	$141,628	$147,170	$399,204	$395,274
Other Americas	10,989	10,802	41,706	32,743
Total Americas	152,617	157,972	440,910	428,017
EMEA:
United Kingdom	18,666	26,973	55,614	67,056
Other EMEA	58,439	59,995	191,181	182,860
Total EMEA	77,105	86,968	246,795	249,916
APJ	25,880	25,919	73,074	76,562
	$255,602	$270,859	$760,779	$754,495

Our property and equipment by major country are summarized as follows (in thousands):

	August 31, 2014	November 30, 2013
Property and equipment, net:
United States	$94,795	$88,669
United Kingdom	2,328	1,568
Other	12,560	10,813
	$109,683	$101,050

16.	STOCK REPURCHASE PROGRAMS
On April 26, 2013, we announced that our Board of Directors approved a stock repurchase program pursuant to which we may repurchase up to $300.0 million of our outstanding common stock from time to time in the open market or through privately negotiated transactions. During the nine months ended August 31, 2014, we repurchased 4.6 million shares for $95.6 million.
In connection with the repurchase activities during the nine months ended August 31, 2014, we classified $51.9 million of the excess purchase price over the par value of our common stock to retained earnings.

17.	SUBSEQUENT EVENT

Proposed Merger

On September 27, 2014, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) under which an affiliate of Vista Equity Partners V, L.P. (“Vista”) will acquire all of our common stock, through a merger, for $24.00 per share in cash, and we will cease to be a public company and will become a wholly-owned subsidiary of Vista (the “Merger”). Stock-based awards and stock options will be cancelled and converted into the right to receive $24.00 per share, less the exercise price per share underlying such awards and options, if any. Consummation of the Merger is subject to certain conditions, including approval from our stockholders and the expiration or termination of any waiting periods under applicable antitrust and competition laws. Subject to satisfaction of the closing conditions and receipt of the required approvals, it is expected that the Merger will close in the fourth calendar quarter of 2014.

Under the terms of the Merger Agreement, we are subject to customary covenants regarding the operation of our and our subsidiaries' businesses prior to the closing. We are also subject to customary restrictions on our ability to solicit alternative acquisition proposals from third parties and communicate with third parties regarding alternative acquisition proposals; however, prior to approval of the Merger by our stockholders, these restrictions are subject to a customary “fiduciary-out” provision, which provides for certain exceptions to the restrictions imposed by the Merger Agreement.

The Merger Agreement contains certain termination rights for us and Vista. Upon termination of the Merger Agreement under specified circumstances, we will be required to pay Vista a termination fee. If the Merger Agreement is terminated in connection with us accepting a superior proposal or due to our Board’s withdrawal of its recommendation of the Merger, then the termination fee payable by us to Vista will be $116.7 million. This termination fee will also be payable if the Merger Agreement is terminated under certain circumstances and, prior to such termination, a proposal to acquire at least 50% of our stock or assets is publicly announced or disclosed and we enter into an agreement for, or complete, any transaction involving the acquisition of at least 50% of our stock or assets within one year of the termination.

Our 2.25% Convertible Senior Notes will be treated in accordance with the terms of that certain Indenture, dated as of April 23, 2012, including the giving of any notice by us that may be required in connection with a fundamental change and any right of the holders of the notes to require us to repurchase all or a portion of their notes as a result of the merger, as discussed in Note 9. The repurchase price will be equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and any unpaid interest.

In connection with our entry into the Merger Agreement and the transactions contemplated thereby, three purported class action lawsuits have been filed. Two complaints, captioned Brian Ford, On Behalf of Himself and All Others Similarly Situated v. TIBCO Software Inc., et al. (filed on October 6, 2014) (the "Ford Complaint") and Bona Tilahun, Individually and On Behalf of All Others Similarly Situated v. TIBCO Software Inc., et al. (filed on October 7, 2014) (the "Tilahun Complain") were filed in the Court of Chancery of the State of Delaware. A third complaint, captioned Jeff Cole v. TIBCO Software Inc., et al. (filed on October 3, 2014) (the "Cole Complaint"), was filed in the Santa Clara Superior Court, in the State of California. In general, each of the complaints asserts that, among other things, the members of the Board of Directors breached their fiduciary duties to the company's stockholders by initiating a process that undervalues the company and by agreeing to a transaction that does not adequately reflect the company's true value, and that TIBCO, Balboa Intermediate Holdings LLC, Balboa Merger Sub, Inc. and Vista Equity Partners V., L.P. aided and abetted the Board's breaches of fiduciary duties. The complaints generally seek to enjoin the Merger or, alternatively, seek rescission of the Merger in the event the defendants are able to consummate it. We believe the complaints are without merit and intend to vigorously defend the actions.

The foregoing description of the Merger Agreement has been provided solely to inform investors of its terms. The representations, warranties and covenants were made solely for the benefit of the parties to the Merger Agreement and: (i) should not be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate, (ii) may have been qualified in the Merger Agreement by disclosures that were made to the other party in connection with the negotiation of the Merger Agreement, (iii) may apply contractual standards of "materiality" that are different from "materiality" under applicable securities laws, and (iv) were made only as of the date of the Merger Agreement or such other date or dates as may be specified in the Merger Agreement. Our stockholders and other investors are not third-party beneficiaries under the Merger Agreement and should not rely on the representations, warranties and covenants or any descriptions thereof as characterizations of the actual state of facts or conditions related to us or any of our respective subsidiaries or affiliates. We acknowledge that, notwithstanding the inclusion of the foregoing cautionary statements, we are responsible for considering whether additional specific disclosures of material information regarding material contractual provisions are required to make the statements in this Quarterly Report on Form 10-Q not misleading.

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
Executive Overview
We are a leading independent provider of infrastructure and business intelligence software. Our products are currently licensed by companies worldwide in diverse industries such as financial services, telecommunications, energy, retail, life sciences, manufacturing, transportation, government and insurance and business services. We sell our products through a direct sales force and through alliances with leading software vendors and system integrators.
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
Proposed Merger
On September 27, 2014, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) under which an affiliate of Vista Equity Partners V, L.P. (“Vista”) will acquire all of our common stock, through a merger, for $24.00 per share in cash, and we will cease to be a publicly-traded company and will become a wholly-owned subsidiary of Vista (the “Merger”). Stock-based awards and stock options will be cancelled and converted into the right to receive $24.00 per share, less the exercise price per share underlying such awards and options, if any. Consummation of the Merger is subject to certain conditions, including approval from the Company’s stockholders and the expiration or termination of any waiting periods under applicable antitrust and competition laws. Subject to satisfaction of the closing conditions and receipt of the required approvals, it is expected that the Merger will close in the fourth calendar quarter of 2014.
Under the terms of the Merger Agreement, we are subject to customary covenants regarding the operation of our and our subsidiaries' businesses prior to the closing. We are also subject to customary restrictions on our ability to solicit alternative acquisition proposals from third parties and communicate with third parties regarding alternative acquisition proposals; however, prior to approval of the Merger by our stockholders, these restrictions are subject to a customary “fiduciary-out” provision, which provides for certain exceptions to the restrictions imposed by the Merger Agreement.

The Merger Agreement contains certain termination rights for us and Vista. Upon termination of the Merger Agreement under specified circumstances, we will be required to pay Vista a termination fee. If the Merger Agreement is terminated in connection with us accepting a superior proposal or due to our Board’s withdrawal of its recommendation of the Merger, then the termination fee payable by us to Vista will be $116.7 million. This termination fee will also be payable if the Merger Agreement is terminated under certain circumstances and, prior to such termination, a proposal to acquire at least 50% of our stock or assets is publicly announced or disclosed and we enter into an agreement for, or complete, any transaction involving the acquisition of at least 50% of our stock or assets within one year of the termination.

Our 2.25% Convertible Senior Notes will be treated in accordance with the terms of that certain Indenture, dated as of April 23, 2012.

The foregoing description of the Merger Agreement has been provided solely to inform investors of its terms. The representations, warranties and covenants were made solely for the benefit of the parties to the Merger Agreement and: (i) should not be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate, (ii) may have been qualified in the Merger Agreement by disclosures that were made to the other party in connection with the negotiation of the Merger Agreement, (iii) may apply contractual standards of "materiality" that are different from "materiality" under applicable securities laws; and (iv) were made only as of the date of the Merger Agreement or such other date or dates as may be specified in the Merger Agreement. Out stockholders and other investors are not third-party beneficiaries under the Merger Agreement and should not rely on the representations, warranties and covenants or any descriptions thereof as characterizations of the actual state of facts or conditions related to us or any of our respective subsidiaries or affiliates. We acknowledge that, notwithstanding the inclusion of the foregoing cautionary statements, we are responsible for considering whether additional specific disclosures of material information regarding material contractual provisions are required to make the statements in this Quarterly Report on Form 10-Q not misleading.

The foregoing description of the Merger Agreement and the transactions contemplated thereby does not purport to be complete and is subject to, and qualified in its entirety by, the full text of such agreement attached as an exhibit to the Current Report on Form 8-K filed with the SEC on September 29, 2014.
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
Results of Operations
For purposes of presentation, we have indicated the third quarter of fiscal years 2014 and 2013 as ended on August 31, 2014 and August 31, 2013, respectively; whereas interim fiscal periods end on a Sunday in accordance with a 4-4-5 calendar. The third quarter of fiscal years 2014 and 2013 actually ended on August 31, 2014 and September 1, 2013, respectively. There were 91 days in the third quarter of each of fiscal years 2014 and 2013. All amounts presented in the tables in the following sections of our Results of Operations are stated in thousands of dollars, except for percentages and unless otherwise stated.

The following table sets forth the components of our Results of Operations as percentages of total revenue for the periods indicated:

	Three Months Ended August 31,		Nine Months Ended August 31,
	2014	2013	2014	2013
Revenue:
Software	34%	40%	33%	36%
Service and maintenance	66	60	67	64
Total revenue	100	100	100	100
Cost of revenue:
Software	6	5	6	5
Service and maintenance	26	24	25	25
Total cost of revenue	32	29	31	30
Gross profit	68	71	69	70
Operating expenses:
Research and development	16	16	17	17
Sales and marketing	36	31	36	33
General and administrative	7	5	7	7
Amortization of acquired intangible assets	2	2	2	2
Acquisition related and other	—	—	—	—
Restructuring adjustment	—	3	—	1
Total operating expenses	61	57	62	60
Income from operations	7	14	7	10
Interest expense, net	(3)	(3)	(3)	(3)
Other income (expense), net	—	—	—	—
Income before provision for income taxes and noncontrolling interest	4	11	4	7
Provision for income taxes	3	3	2	2
Net income	1	8	2	5
Less: Net income attributable to noncontrolling interest	—	—	—	—
Net income attributable to TIBCO Software Inc.	1%	8%	2%	5%

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
Total Revenue
Our revenue consists primarily of software sales and maintenance fees from our customers, distributors and partners (including system integrators, resellers, professional service organizations and business partners) who embed our software in their products. In addition, we receive fees from our customers for providing consulting services. Our revenue is generally derived from a diverse customer base. No single customer represented greater than 10% of our total revenue for the first nine months of fiscal year 2014. As of August 31, 2014, one customer represented 12% of our net accounts receivable.
For the third quarter of fiscal year 2014, we recorded total revenue of $255.6 million, a decrease of 6% from the third quarter of fiscal year 2013. Software revenue was $85.9 million, a decrease of 20% from the third quarter of fiscal year 2013. In addition, we used cash from operations of $9.2 million in the third quarter of fiscal year 2014. Diluted earnings per share under generally accepted accounting principles in the United States of America (“GAAP”) was $0.02 in the third quarter of fiscal year 2014 as compared to $0.13 for the third quarter of fiscal year 2013. We ended the quarter with $532.5 million in cash, cash equivalents and short-term investments.
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
For our analytics business, we expect to expand our subscription offerings and migrate to a subscription-based licensing model starting in the third quarter of fiscal year 2014. Over time, we expect this business model change will help us expand our customer base by acquiring new users through a lower cost of entry and additional features, and drive long-term revenue growth. We plan to continue to offer the perpetual licensing model as we transition our customers to the new subscription-based model. We expect the adoption of the subscription model may initially cause a decline in our traditional perpetual license revenue for our analytics business and an increase in the amount of recurring revenue that is ratably recognized over the terms of subscriptions.
Our total revenue consisted of software and service and maintenance fees as follows:

	Three Months Ended August 31,			Nine Months Ended August 31,
	2014	2013	Change	2014	2013	Change
Software	$85,938	$107,981	(20)%	$254,766	$275,235	(7)%
Service and maintenance	169,664	162,878	4%	506,013	479,260	6%
Total revenue	$255,602	$270,859	(6)%	$760,779	$754,495	1%

Software Revenue

	Three Months Ended August 31,			Nine Months Ended August 31,
	2014	2013	Change	2014	2013	Change
License revenue	$76,690	$105,054	(27)%	$236,093	$265,183	(11)%
Subscription revenue	9,248	2,927	216%	18,673	10,052	86%
Total software revenue	$85,938	$107,981	(20)%	$254,766	$275,235	(7)%
Percentage of total revenue	34%	40%		33%	36%

Total software revenue in the third quarter of fiscal year 2014 decreased compared to the same quarter last year due to a decrease in license revenue partially offset by an increase in subscription revenue. The decrease in license revenue was due mostly to sales execution issues in Europe generally, and in all geographies with respect to our Spotfire product, that we do not believe will be recurring, and the increase in subscription revenue was due to the addition of Jaspersoft and early growth in Spotfire and Engage subscription offerings.

For the first quarter of fiscal year 2014, subscription revenues of $3.5 million were reclassified from service revenues to software revenues. For the three and nine months ended August 31, 2013, subscription revenues of $3.0 million and $10.2 million were reclassified from service revenues to software revenues, respectively.

Our software revenue was derived from core infrastructure and event processing and analytics. The percentages of software revenue from the two product categories are summarized as follows:

	Three Months Ended August 31,		Nine Months Ended August 31,
	2014	2013	2014	2013
Core infrastructure	48%	53%	56%	55%
Event processing and analytics	52%	47%	44%	45%
	100%	100%	100%	100%

Our license revenue in a particular period is dependent upon the timing, number and size of our license deals. Selected data about our license deals recognized for the respective periods is summarized as follows:

	Three Months Ended August 31,		Nine Months Ended August 31,
	2014	2013	2014	2013
Number of license deals of $1.0 million or more	14	18	45	42
Number of license deals of $0.1 million or more	110	140	363	391
Average size of license deals of $0.1 million or more (in millions)	$0.6	$0.7	$0.6	$0.6
Service and Maintenance Revenue

	Three Months Ended August 31,			Nine Months Ended August 31,
	2014	2013	Change	2014	2013	Change
Service and maintenance revenue	$169,664	$162,878	4%	$506,013	$479,260	6%
Percentage of total revenue	66%	60%		67%	64%

Maintenance revenue was 64% and professional services and training revenue was 36% of total service and maintenance revenue for the three and nine months ended August 31, 2014. The increase in service and maintenance revenue for the three and nine months ended August 31, 2014 was primarily due to continued growth in our installed software base and the expansion of services to that growing base.
Geographic Revenue
The percentages of total revenue from the geographic regions are summarized as follows:

	Three Months Ended August 31,		Nine Months Ended August 31,
	2014	2013	2014	2013
Americas	60%	58%	58%	57%
EMEA	30%	32%	32%	33%
APJ	10%	10%	10%	10%
	100%	100%	100%	100%
For the three and nine months ended August 31, 2014, total revenue increased in the Americas and decreased in each of Asia Pacific and Japan (“APJ”) and Europe, the Middle East and Africa (“EMEA”) compared to the same period last year due to decline in demand in Europe referred to above. See Note 15 to our Condensed Consolidated Financial Statements for total revenue by region.

Cost of Software Revenue

	Three Months Ended August 31,			Nine Months Ended August 31,
	2014	2013	Change	2014	2013	Change
Cost of license revenue	$12,893	$12,407	4%	$37,345	$34,776	7%
Cost of subscription revenue	2,881	2,192	31%	6,883	5,332	29%
Total cost of software revenue	$15,774	$14,599	8%	$44,228	$40,108	10%
Percentage of total revenue	6%	5%		6%	5%
Percentage of software revenue	18%	14%		17%	15%

Cost of license revenue mainly consisted of amortization of developed technology acquired through acquisitions and royalty costs. Cost of license revenue for the three and nine months ended August 31, 2014 increased due to a decrease in total revenue and a smaller base for fixed costs, compared to the same period last year. Cost of subscription revenue for the three and nine months ended August 31, 2014 increased due to an increase in infrastructure and other related fees and charges of the growing subscription business, including as a result of the acquisition of Jaspersoft, compared to the same period last year.
For the first quarter of fiscal year 2014, cost of subscription revenues of $2.2 million were reclassified from cost of service revenues to cost of software revenues. For the three and nine months ended August 31, 2013, cost of subscription revenues of $2.2 million and $5.3 million were reclassified from cost of service revenues to cost of software revenues, respectively.

Cost of Service and Maintenance Revenue

	Three Months Ended August 31,			Nine Months Ended August 31,
	2014	2013	Change	2014	2013	Change
Cost of service and maintenance revenue	$65,160	$63,374	3%	$193,695	$185,473	4%
Percentage of total revenue	26%	24%		25%	25%
Percentage of service and maintenance revenue	38%	39%		38%	39%
Cost of service and maintenance revenue consisted primarily of compensation for professional services, customer support personnel and third-party contractors and associated expenses related to providing consulting services. Cost of service and maintenance revenue in the third quarter of fiscal year 2014 increased, compared to the same quarter last year, primarily due to a $2.4 million increase in employee-related expenses from higher headcount necessary to support the higher revenue, offset by a $1.0 million decrease in subcontractor costs. Cost of service and maintenance for the nine months ended August 31, 2014 increased, compared to the same period last year. The increase was primarily due to a $5.8 million increase in employee-related expenses from higher headcount necessary to support the higher revenue.
Research and Development Expenses
Research and development expenses consisted primarily of employee-related expenses, including salaries, bonus, benefits and stock-based compensation, third-party contractor fees and related costs associated with the development and enhancement of our products.

	Three Months Ended August 31,			Nine Months Ended August 31,
	2014	2013	Change	2014	2013	Change
Research and development expenses	$41,866	$43,391	(4)%	$128,179	$127,591	—%
Percentage of total revenue	16%	16%		17%	17%

Research and development expenses in the third quarter of fiscal year 2014 decreased compared to the same quarter last year primarily due to a $3.8 million decrease in employee related expenses, partially offset by a $2.0 million increase in subcontractor costs in connection with increased development projects.

Sales and Marketing Expenses
Sales and marketing expenses consisted primarily of employee-related expenses, including salaries, sales commissions, bonus, benefits and stock-based compensation, related costs of our direct sales force and marketing programs, including customer conferences, promotional materials, trade shows, advertising and related travel expenses.

	Three Months Ended August 31,			Nine Months Ended August 31,
	2014	2013	Change	2014	2013	Change
Sales and marketing expenses	$93,222	$84,082	11%	$269,343	$249,395	8%
Percentage of total revenue	36%	31%		36%	33%

Sales and marketing expenses in the third quarter of fiscal year 2014 increased compared to the same quarter last year, primarily due to a $5.2 million increase in employee-related expenses due to increased headcount to support higher anticipated sales and a $1.4 million increase in travel expenses. Sales and marketing expenses for the nine months ended August 31, 2014 increased compared to the same period last year due to a $11.0 million increase in employee-related expenses due to increased headcount, a $3.6 million increase in travel expenses, a $2.6 million increase in facility costs, and a $1.5 million increase in marketing programs in connection with increased sales volume.
General and Administrative Expenses
General and administrative expenses consisted primarily of employee-related expenses, including salaries, stock-based compensation expenses, benefits, bonuses, third party contractor fees and related costs for general corporate functions, such as executive, legal, finance, accounting and human resources.

	Three Months Ended August 31,			Nine Months Ended August 31,
	2014	2013	Change	2014	2013	Change
General and administrative expenses	$17,286	$13,697	26%	$52,542	$50,546	4%
Percentage of total revenue	7%	5%		7%	7%

General and administrative expenses in the third quarter of fiscal year 2014 increased $3.6 million compared to the same quarter last year. The increase was primarily due to a $2.3 million increase in employee-related expenses due to increased headcount and a $1.0 million increase in subcontractor costs to support business growth. General and administrative expenses for the nine months ended August 31, 2014 increased $2.0 million compared to the same period last year primarily due to a $2.2 million increase in fees and charges owing to an increase in depreciation and an increase in nonrecoverable foreign taxes and a $1.7 million increase in subcontractor costs, partially offset by a $1.2 million decrease in facilities costs.
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

	Three Months Ended August 31,			Nine Months Ended August 31,
	2014	2013	Change	2014	2013	Change
Amortization of acquired intangible assets:
In cost of revenue	$5,815	$4,597		$16,156	$12,940
In operating expenses	4,494	4,991		14,350	14,025
Total amortization	$10,309	$9,588	8%	$30,506	$26,965	13%
Percentage of total revenue	4%	4%		4%	4%

The increase in total amortization of acquired intangible assets is due to amortization in connection with the fiscal 2014 acquisition of Jaspersoft.

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

	Three Months Ended August 31,			Nine Months Ended August 31,
	2014	2013	Change	2014	2013	Change
Acquisition related and other expenses:
Transitional and other employee related costs	$—	$—		$—	$26
Professional services fees and other	272	630		1,180	1,499
Total	$272	$630	(57)%	$1,180	$1,525	(23)%
Percentage of total revenue	—%	—%		—%	—%

Restructuring

	Three Months Ended August 31,			Nine Months Ended August 31,
	2014	2013	Change	2014	2013	Change
Restructuring charges	$(108)	$8,886	N/A	$954	$8,871	N/A
Percentage of total revenue	—%	3%		—%	1%

Restructuring charges were primarily severance costs related to corporate actions aimed to increase efficiencies and reduce redundancies. During the third quarter of fiscal year 2014, we released $0.1 million in restructuring charges previously accrued under our 2013 Restructuring Plan. The declines in restructuring charges in fiscal 2014 compared to fiscal 2013 were due to fewer restructuring actions undertaken. See Note 7 to our Condensed Consolidated Financial Statements for further details on restructuring charges.
Stock-Based Compensation
Stock-based compensation is included in our Condensed Consolidated Statements of Operations corresponding to the same functional lines as cash compensation paid to the same employees in the respective departments as follows:

	Three Months Ended August 31,			Nine Months Ended August 31,
	2014	2013	Change	2014	2013	Change
Stock-based compensation:
Cost of revenue	$1,476	$1,914		$5,045	$5,386
Research and development	3,198	3,641		10,464	11,759
Sales and marketing	1,910	3,121		9,144	12,782
General and administrative	1,995	(766)		7,249	9,318
Total	$8,579	$7,910	8%	$31,902	$39,245	(19)%
Percentage of total revenue	3%	3%		4%	5%

Total stock-based compensation in the third quarter of fiscal year 2014 increased compared to the same quarter last year primarily due to a $4.6 million increase related to performance-based restricted stock units ("PRSUs") due to a reversal in the third quarter of 2013 which did not occur in the third quarter of 2014, partially offset by a $3.4 million decrease related to service-based stock awards from a change in forfeiture rate assumptions, and a $0.5 million decrease related to stock options.

Total stock-based compensation for the nine months ended August 31, 2014 decreased compared to the same period last year primarily due to a $3.4 million decrease in stock-based compensation related to PRSUs which were fully expensed in the first quarter of 2014, a $2.0 million decrease in stock-based compensation related to service based-stock awards from a change in forfeiture rate assumptions, and a $1.6 million decrease related to stock options.
Interest Expense and Other Income (Expense), Net

	Three Months Ended August 31,			Nine Months Ended August 31,
	2014	2013	Change	2014	2013	Change
Interest expense, net	$(8,395)	$(8,162)	3%	$(24,959)	$(25,184)	(1)%
Percentage of total revenue	(3)%	(3)%		(3)%	(3)%

Other income (expense), net	$128	$153	(16)%	$(879)	$(1,258)	(30)%
Percentage of total revenue	—%	—%		—%	—%

Interest expense is primarily related to our convertible senior notes and our credit facility. Interest expense, net, in the third quarter of fiscal year 2014 increased compared to the same quarter last year due to increased amortization of debt discount in connection with the convertible notes. See Note 8 and Note 9 to our Condensed Consolidated Financial Statements for further details on the credit facility, mortgage note and the convertible senior notes.

Other expense for the nine months ended August 31, 2014 decreased by $0.4 million compared to the same period last year primarily due to a $0.3 million reduction in foreign exchange losses.
Provision for Income Taxes

	Three Months Ended August 31,			Nine Months Ended August 31,
	2014	2013	Change	2014	2013	Change
Provision for income taxes	$6,700	$7,900	(15)%	$14,100	$10,900	29%
Effective tax rate	72%	27%		46%	22%
The increase in the effective tax rate for the three and nine months ended August 31, 2014, as compared to the three and nine months ended August 31, 2013, was primarily due to a higher proportion of taxable income forecasted to be generated from higher tax jurisdictions, a reduction in income before provision for income taxes, and an increase in withholding taxes.
In the three months ended August 31, 2014, we recognized a discrete tax expense of $2.0 million primarily related to withholding taxes. We recognize the withholding taxes as discrete items because of the high variability of withholding tax rates by country and the difficulty in forecasting the exact country of future revenue.

In the nine months ended August 31, 2014, we recognized a discrete tax expense of $2.2 million, primarily related to a $4.0 million tax expense for withholding taxes, offset by $0.7 million of tax benefits from the expiration of various statutes of limitations and a $1.2 million refund from the prior year's foreign tax returns.

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

In the nine months ended August 31, 2013, we recognized certain discrete items of tax expense and benefit for a net benefit of $1.3 million primarily related to the adjustment of taxes provided for prior year U.S. and foreign tax returns and to accrue withholding taxes, and to record tax benefits from retroactive legislative reinstatement of the federal research and development credit.
The tax expense for the nine months ended August 31, 2014 and 2013 reflects forecasted tax rates of 39% and 24%, respectively, offset by discrete items which are recognized in the period they are incurred. The forecasted tax rate reflects the benefits resulting from the reorganization of certain foreign entities, lower foreign taxes, domestic manufacturing incentives, and federal and state research and development credits, partially offset by the impact of certain stock compensation charges and state income taxes. The increase in forecasted tax rate is primarily due to a higher proportion of taxable income forecasted to be generated from higher tax jurisdictions. The federal research and development credits expired on December 31, 2013.
We use the single sales factor apportionment for California state taxation, which is expected to lower our future taxable state income. This reduction in taxable income may affect the extent to which we can benefit from $17.9 million (net of reserve for uncertain tax positions) research and development credit carryforwards and $7.1 million net operating loss carryforwards. If we determine that it is more likely than not that we will not be able to fully utilize these carryforwards, we will recognize a valuation allowance against the related deferred tax assets.
During the third quarter of fiscal year 2014, the amount of gross unrecognized tax benefits increased by approximately $3.3 million. The total amount of gross unrecognized tax benefits was $93.6 million as of August 31, 2014, of which $78.3 million would benefit tax expense if realized. We elected to include interest expense and penalties accrued on unrecognized tax benefits as a component of our income tax expense. We are subject to routine corporate income tax audits in the United States, India, Netherlands, Sweden, United Kingdom and other foreign jurisdictions. Due to uncertainty of tax audit outcomes and the timing of tax audit settlements, we are unable to estimate the changes to our unrecognized tax benefit over the next twelve months.

Liquidity and Capital Resources
Liquidity
As of August 31, 2014, we had cash and cash equivalents totaling $354.4 million, representing a decrease of $307.7 million from November 30, 2013. As of August 31, 2014, $272.2 million of our cash and cash equivalents were held by our foreign subsidiaries in our foreign operations. Our current intention is to permanently reinvest the majority of our earnings from foreign operations. Our current plans do not anticipate a need to repatriate cash to fund our domestic operations. In the event cash from foreign operations is needed to fund operations in the U.S., we would be subject to additional income taxes in the United States reduced by any foreign taxes paid on these earnings.
Net cash provided by operating activities in the nine months ended August 31, 2014 was $61.7 million as compared with net cash provided of $146.4 million for the comparable period of fiscal 2013. The $84.7 million decline in net cash provided by operations was primarily due to a decline in net income of $23.2 million, a decline in net cash used to fund an increase in working capital of $66.8 million and a decline in non-cash stock-based compensation of $7.3 million, partially offset by a decline in net cash used from deferred income taxes of $9.4 million.
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
Net cash used in investing activities was $300.5 million for the nine months ended August 31, 2014 as compared with a net cash used of $88.6 million for the comparable period of fiscal 2013. The $212.0 million increase in net cash used in investing activities primarily consisted of increased purchases of short-term investments, net of maturities, of $74.1 million and increased acquisitions, net of cash acquired, of $127.5 million.
Net cash used in financing activities was $64.1 million for the nine months ended August 31, 2014 as compared with net cash used of $116.9 million for the comparable period of fiscal 2013. The $52.8 million decline in net cash used by financing activities was primarily due to a $35.7 million decline in principal payments on long-term debt, a $9.7 million reduction in repurchases of common stock and a $7.7 million increase in proceeds from the sale of common stock.
On April 26, 2013, we announced that our Board of Directors approved a stock repurchase program pursuant to which we may repurchase up to $300.0 million of our outstanding common stock from time to time in the open market or through privately negotiated transactions. As of August 31, 2014, we had $145.2 million remaining under the repurchase program.

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

Credit Facility: In December 2011, we and one of our subsidiaries entered into an unsecured revolving credit facility that matures on December 19, 2016 and provides for borrowings of up to $250.0 million with a variable interest rate. We have an option to request that the lenders increase the available commitments by up to an additional $100.0 million for total borrowings of up to $350.0 million. We had no borrowings outstanding under the credit facility as of August 31, 2014.

Mortgage Note: In May 2013, we repaid the outstanding balance on our mortgage note of $34.7 million in full.

Line of Credit: We have a $10.0 million revolving line of credit that matures in June 2015. We had approximately $2.0 million of irrevocable letters of credit outstanding under the line of credit as of August 31, 2014.

Guarantee Credit Line: We have a revolving guarantee credit line of approximately $15.8 million available for the issuance of bank guarantees. We had approximately $12.8 million of bank guarantees outstanding under the guarantee credit line as of August 31, 2014.
See Note 8 and Note 9 to our Condensed Consolidated Financial Statements for further detail on these sources of financing.
Capital Resources

We currently anticipate that our operating expenses will grow in absolute dollars for the foreseeable future, and we intend to fund our operating expenses primarily through cash flows from operations. We believe that our current cash, cash equivalents and short-term investments and amounts available under our credit facility, together with expected cash flows from operations, will be sufficient to meet our anticipated cash requirements for working capital, capital expenditures, and currently approved stock repurchases for at least the next twelve months. Should demand for our products and services significantly decline over the next twelve months, the available cash provided by operations could be adversely impacted.
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

As of August 31, 2014, our contractual commitments associated with indebtedness, lease obligations (excluding potential future adjustments in connection with the corporate headquarter land lease), and restructuring were as follows (in thousands):

	Total	Remainder of 2014	2015	2016	2017	2018	Thereafter
Commitments:
Debt principal	$600,000	$—	$—	$—	$600,000	$—	$—
Debt interest	40,500	6,750	13,500	13,500	6,750	—	—
Operating leases (1)	47,079	2,296	10,994	10,305	8,930	6,782	7,772
Total commitments	$687,579	$9,046	$24,494	$23,805	$615,680	$6,782	$7,772

(1)	Operating leases included future minimum rent payments, net of estimated sublease income of $4.1 million, for facilities that we have vacated pursuant to our restructuring activities.
Future minimum lease payments under restructured non-cancelable operating leases are included in Accrued Restructuring Costs in our Condensed Consolidated Balance Sheets.
The above commitment table does not include approximately $64.2 million of long-term uncertain income tax liabilities due to the fact that we are unable to reasonably estimate the timing of these potential future payments.
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
We enter into forward contracts with financial institutions to manage our currency exposure related to net assets and liabilities denominated in foreign currencies, and these forward contracts are generally settled monthly. We do not enter into derivative financial instruments for speculative purposes. As of August 31, 2014, we had 16 outstanding forward contracts, all denominated in United States dollars, that resulted in a net gain of $0.3 million.
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
Currently, we maintain our cash in current accounts, money market funds or investments in marketable securities. In general, money market funds are not considered to be subject to interest rate risk because the interest paid on such funds fluctuates with the prevailing interest rate. Our short-term investments are predominately held in marketable securities with maturities of less than three years with limited exposure to changes in market interest rates. As of August 31, 2014, a hypothetical 100 basis point increase in interest rates would not have a material impact on the fair value of our investments.
Interest on borrowings under the 2011 Credit Facility is based at specified margins above either LIBOR or a base rate defined in the 2011 Credit Facility, whereas the interest rate on our Notes is fixed over its term. Our exposure to interest rate risk under the 2011 Credit Facility will depend on the extent to which we utilize such facility. As of August 31, 2014, the 2011 Credit Facility had a borrowing capacity of $250.0 million and had no outstanding borrowings. A hypothetical 100 basis point increase in the LIBOR or Prime Rate-based interest rate on the 2011 Credit Facility would result in an increase in our interest expense by $1.0 million per year for every $100.0 million borrowed. See Note 8 for a discussion of the 2011 Credit Facility.

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

If the Merger contemplated by the Merger Agreement does not occur, it could have a material adverse effect on our business, results of operations, financial condition and stock price.
Completion of the proposed Merger is subject to the satisfaction of various conditions, including the receipt of approvals from our shareholders and from government or regulatory agencies. There is no assurance that all of the various conditions will be satisfied, or that the Merger will be completed on the proposed terms, within the expected timeframe, or at all.
The proposed Merger gives rise to inherent risks that include:

•	pending shareholder litigation could prevent or delay the Merger or otherwise negatively impact our business and operations;

•	if the Merger is not completed, the share price of our common stock will change to the extent that the current market price of our stock reflects an assumption that the Merger will be completed;

•
the amount of the cash payment to be paid under the Merger agreement is fixed and will not be adjusted for changes in our business, assets, liabilities, prospects, outlook, financial condition or results of operations or in the event of any change in the market price of, analyst estimates of, or projections relating to, our common stock;

•
legal or regulatory proceedings, including regulatory approvals from various domestic and foreign governmental entities (including any conditions, limitations or restrictions placed on these approvals) and the risk that one or more governmental entities may delay or deny approval, or other matters that affect the timing or ability to complete the transaction as contemplated;

•	the ability of Vista and its affiliates to obtain the necessary funds to complete the Merger;

•	the possibility of disruption to our business, including increased costs and diversion of management time and resources;

•	difficulties maintaining business and operational relationships, including relationships with customers, suppliers, and other business partners;

•	the inability to attract and retain key personnel pending consummation of the proposed Merger;

•	the inability to pursue alternative business opportunities or make changes to our business pending the completion of the proposed Merger;

•	the requirement to pay a termination fee of $116.7 million if we terminate the Merger Agreement under certain circumstances;

•	developments beyond our control including, but not limited to, changes in domestic or global economic conditions that may affect the timing or success of the proposed Merger; and

•
the risk that if the proposed Merger is not completed, the market price of our common stock could decline, investor confidence could decline, shareholder litigation could be brought against us, relationships with customers, suppliers and other business partners may be adversely impacted, we may be unable to retain key personnel, and profitability may be adversely impacted due to costs incurred in connection with the proposed Merger.

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

From December 1, 2012 through the end of our third fiscal quarter of fiscal year 2014, our stock price fluctuated between a low of $18.18 and a high of $27.15. If market or industry-based fluctuations continue, our stock price could decline in the future regardless of our actual operating performance and investors could incur significant losses.

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

The conversion provisions of our convertible senior notes require us to deliver cash and, in certain circumstances, common stock upon conversion and could dilute the ownership interests of stockholders. In addition, the increase in our debt level from the issuance of the convertible senior notes could adversely affect our liquidity and impede our ability to raise additional capital, which may also be affected by the tightening of the capital markets.
In April 2012, we issued $600.0 million aggregate principal amount of convertible senior notes due 2032 (the "Notes"). All of the Notes were outstanding as of August 31, 2014. The Note holders can convert the Notes, under certain circumstances, into cash in an amount generally equal to the lesser of the conversion value and the principal amount of each Note and, for any conversion value greater than the principal amount, into shares of common stock at any time before the Notes mature or we redeem or repurchase them. Upon certain dates (May 5, 2017, May 1, 2022, and May 1, 2027) or the occurrence of certain events including a change in control, the Note holders can require us to repurchase some or all of the Notes.

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

In addition, our future effective tax rates could be unfavorably affected by changes in tax rates, changes in the valuation of our deferred tax assets or liabilities, changes in the product or geographic mix of our revenues or changes in tax laws or their interpretation. Such changes could have a material adverse effect on our results of operations and financial condition.

We may be subject to increased income taxes, and other restrictions and limitations, if we were to decide to repatriate any of our foreign cash balances to the United States.
As of August 31, 2014, we held approximately $272.2 million, or 77%, of our cash and cash equivalents outside of the United States. We use our foreign cash by reinvesting it into our foreign operations. Our current intention is to continue to reinvest the majority of our earnings from foreign operations. Our current plans do not anticipate a need to repatriate cash to fund our domestic operations. In the event cash from foreign operations is needed to fund operations in the U.S. or our foreign cash balance continues to grow such that we are unable to reinvest such cash outside of the United States, it may become increasingly likely that we would repatriate some of our foreign cash balances to the United States. In such event, we would be subject to additional income taxes in the United States.

Additionally, if we were to repatriate foreign cash to the United States, we would use a portion of our domestic net operating loss carryforward, which could result in us being subject to cash income taxes on the earnings of our domestic business sooner than would otherwise have been the case.

Any of these scenarios may subject us to costs, restrictions and/or limitations that result in us being unable to use our cash in the manner we desire, which may have a material adverse effect on our results of operations and financial condition.
Changes in existing financial accounting standards or practices, or taxation rules or practices, may adversely affect our results of operations.
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
We may wish to expand our customer base into markets in which we have limited experience. In some cases, customers in different markets, such as financial services or government, have specific regulatory or other requirements which we must meet. For example, in order to maintain contracts with the United States government, we must comply with specific rules and regulations relating to and that govern such contracts. Government contracts are generally subject to audits and investigations, which could result in various civil and criminal penalties and administrative sanctions, including termination of contracts, refund of a portion of fees received, forfeiture of profits, suspension of payments, fines and suspensions or debarment from future government business. If we fail to meet such requirements in the future, we could be subject to civil or criminal liability or a reduction of revenue, which could harm our business, operating results and financial condition.

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
Section 404 of the Sarbanes-Oxley Act requires that management report annually on the effectiveness of our internal control over financial reporting and identify any material weaknesses in our internal control and financial reporting environment. If management identifies any material weaknesses, their correction could require remedial measures which could be costly and time-consuming. In addition, the presence of material weaknesses could result in financial statement errors, which in turn could require us to restate our financial statements. Any identification by us or our independent registered public accounting firm of material weaknesses, even if quickly remedied, could damage investor confidence in the accuracy and completeness of our financial reports, which could affect our stock price and potentially subject us to litigation.

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
Issuer Purchases of Equity Securities
The following table provides information about the repurchase of our common stock during the third quarter of fiscal year 2014 (in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1]	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
June 1, 2014 – June 30, 2014	500	$20.11	500	$174,729
July 1, 2014 – July 31, 2014	1,500	$19.68	1,500	$145,208
August 1, 2014 – August 31, 2014	—	$—	—	$145,208
Total	2,000		2,000

(1)
On April 26, 2013, we announced that our Board of Directors approved a new stock repurchase program pursuant to which we may repurchase up to $300.0 million of our outstanding common stock from time to time in the open market or through privately negotiated transactions.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 6.	EXHIBITS

2.1(1)	Agreement and Plan of Merger, dated as of September 27, 2014, by and among Balboa Intermediate Holdings, LLC, Balboa Merger Sub, Inc. and the Registrant.

3.1 (2)	Amended and Restated Certificate of Incorporation of Registrant.

3.2 (3)	Amended and Restated Bylaws of Registrant.

10.1(4)#	TIBCO Software Inc. Executive Change in Control and Severance Plan (Amended and Restated August 1, 2014).

10.2(5)#	Form of Notice of Award of Performance-Based Restricted Stock Units - 2014.

10.3#	Employment Agreement, dated as of June 19, 2014, by and between the Registrant and R. Todd Bradley.

31.1	Rule 13a-14(a) / 15d-14(a) Certification by Chief Executive Officer.

31.2	Rule 13a-14(a) / 15d-14(a) Certification by Chief Financial Officer.

32.1	Section 1350 Certification by Chief Executive Officer.

32.2	Section 1350 Certification by Chief Financial Officer.

101
Interactive data files (XBRL) pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets as of August 31, 2014 and November 30, 2013, (ii) the Condensed Consolidated Statement of Operations for the three months and nine months ended August 31, 2014 and 2013, (iii) the Condensed Consolidated Statements of Cash Flows for the three months and nine months ended August 31, 2014 and 2013 and (iv) the Notes to Condensed Consolidated Financial Statements.*

(1)	Incorporated by reference to Exhibit 2.1 filed with the Registrant's Current Report on Form 8-K, filed with the SEC on September 29, 2014.

(2)	Incorporated by reference to Exhibit 3.1 filed with the Registrant’s Registration Statement on Form 8-A, filed with the SEC on February 23, 2004.

(3)	Incorporated by reference to Exhibit 3.1 filed with the Registrant’s Current Report on Form 8-K, filed with the SEC on June 27, 2014.

(4)	Incorporated by reference to Exhibit 10.1 filed with the Registrant's Current Report on Form 8-K, filed with the SEC on August 1, 2014.

(5)	Incorporated by reference to Exhibit 10.2 filed with the Registrant's Current Report on Form 8-K, filed with the SEC on August 1, 2014.

# Indicates management contract or compensation plan or arrangement.

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
James D. Johnson Senior Vice President, Chief Financial Officer (Principal Financial Officer, interim Principal Accounting Officer and duly authorized officer)

Date: October 8, 2014

EXHIBIT INDEX

2.1(1)	Agreement and Plan of Merger, dated as of September 27, 2014, by and among Balboa Intermediate Holdings, LLC, Balboa Merger Sub, Inc. and the Registrant.

3.1 (2)	Amended and Restated Certificate of Incorporation of Registrant.

3.2 (3)	Amended and Restated Bylaws of Registrant.

10.1(4)#	TIBCO Software Inc. Executive Change in Control and Severance Plan (Amended and Restated August 1, 2014).

10.2(5)#	Form of Notice of Award of Performance-Based Restricted Stock Units - 2014.

10.3#	Employment Agreement, dated as of June 19, 2014, by and between the Registrant and R. Todd Bradley.

31.1	Rule 13a-14(a) / 15d-14(a) Certification by Chief Executive Officer.

31.2	Rule 13a-14(a) / 15d-14(a) Certification by Chief Financial Officer.

32.1	Section 1350 Certification by Chief Executive Officer.

32.2	Section 1350 Certification by Chief Financial Officer.

101
Interactive data files (XBRL) pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets as of August 31, 2014 and November 30, 2013, (ii) the Condensed Consolidated Statement of Operations for the three months and nine months ended August 31, 2014 and 2013, (iii) the Condensed Consolidated Statements of Cash Flows for the three months and nine months ended August 31, 2014 and 2013 and (iv) the Notes to Condensed Consolidated Financial Statements.*

(1)	Incorporated by reference to Exhibit 2.1 filed with the Registrant's Current Report on Form 8-K, filed with the SEC on September 29, 2014.

(2)	Incorporated by reference to Exhibit 3.1 filed with the Registrant’s Registration Statement on Form 8-A, filed with the SEC on February 23, 2004.

(3)	Incorporated by reference to Exhibit 3.1 filed with the Registrant’s Current Report on Form 8-K, filed with the SEC on June 27, 2014.

(4)	Incorporated by reference to Exhibit 10.1 filed with the Registrant's Current Report on Form 8-K, filed with the SEC on August 1, 2014.

(5)	Incorporated by reference to Exhibit 10.2 filed with the Registrant's Current Report on Form 8-K, filed with the SEC on August 1, 2014.

# Indicates management contract or compensation plan or arrangement.

* XBRL (Extensible Business Reporting Language) information is furnished and not filed herewith, is not a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.